Form 10-Q
period 1995-03-31
COMSTOCK RESOURCES INC
filed 1995-05-15
CIK 23194

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)
   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1995

                                      OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NO. 0-16741


                           COMSTOCK RESOURCES, INC.
            (Exact name of registrant as specified in its charter)


          NEVADA                                      94-1667468
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)


               5005 LBJ Freeway, Suite 1000, Dallas, Texas  75244
                    (Address of principal executive offices)

                         Telephone No.: (214) 701-2000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

  Yes     X         No
      ---------        --------

                                                 Date               Shares
                                                 -------           ----------
Outstanding Common Stock ($0.50 par value)       5/15/95           12,477,192



================================================================================

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1995



PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                  --------
   Item 1.  Financial Statements

        Consolidated Balance Sheets -
          March 31, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .  4

        Consolidated Statements of Operations -
          Three Months ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .  5

        Consolidated Statement of Stockholders' Equity -
          Three Months ended March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

        Consolidated Statements of Cash Flows -
          Three Months ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .  7

        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                            March 31,                 December 31,
                                                                              1995                       1994
                                                                          -------------              --------------
                                                                           (Unaudited)
 Cash and Cash Equivalents                                                $     936,890              $    3,425,248
 Accounts Receivable:
      Oil and gas sales                                                       2,202,000                   2,616,086
      Gas marketing sales                                                     5,739,444                   5,558,418
      Joint interest operations                                               1,019,354                     619,063
 Prepaid Expenses and Other                                                     464,460                     250,397
 Inventory                                                                       93,150                      93,728
                                                                          -------------              --------------
             Total current assets                                            10,455,298                  12,562,940
                                                                          -------------              --------------
 Property and Equipment:
      Oil and gas properties, successful efforts method                     113,854,701                 113,269,341
      Other                                                                   1,292,720                   1,371,517
      Accumulated depreciation, depletion and amortization                  (38,327,236)                (36,651,750)
                                                                          -------------              --------------
             Net property and equipment                                      76,820,185                  77,989,108
                                                                          -------------              --------------
 Other Assets                                                                   984,556                   1,018,665
                                                                          -------------              --------------
                                                                          $  88,260,039              $   91,570,713
                                                                          =============              ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Portion of Long-term Debt                                        $   7,077,227              $    7,009,864
 Accounts Payable and Accrued Expenses                                        6,606,417                   8,368,639
 Accrued Natural Gas Purchases                                                3,512,247                   3,120,114
                                                                          -------------              --------------
             Total current liabilities                                       17,195,891                  18,498,617
                                                                          -------------              --------------
 Long-term Debt, less current portion                                        28,864,242                  30,922,479
 Deferred Revenue                                                               430,000                           -
 Other Noncurrent Liabilities                                                   880,463                     944,860
 Stockholders' Equity:
      Preferred stock - $10.00 par, 5,000,000 shares authorized,
             1,600,000 shares outstanding at March 31, 1995
             and December 31, 1994                                           16,000,000                  16,000,000
      Common stock - $.50 par, 30,000,000 shares authorized,
             12,477,192 and 12,342,811 shares outstanding
             at March 31, 1995 and December 31, 1994, respectively            6,238,596                   6,171,406
      Additional paid-in capital                                             36,850,460                  36,523,602
      Retained deficit                                                      (18,094,769)                (17,375,095)
      Less: Deferred compensation - restricted stock grants                    (104,844)                   (115,156)
                                                                          -------------              --------------
             Total stockholders' equity                                      40,889,443                  41,204,757
                                                                          -------------              --------------
                                                                          $  88,260,039              $   91,570,713
                                                                          =============              ==============



       The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the Three Months Ended March 31,
                                  (Unaudited)

                                                                  1995             1994
                                                              ------------      -----------
Revenues:
      Oil and gas sales                                       $  3,816,083      $ 4,268,683
      Gas marketing sales                                       10,500,071           -
      Gas gathering and processing                                 190,745           -
      Other income                                                  81,928           76,438
                                                              ------------      -----------
                  Total revenues                                14,588,827        4,345,121
                                                              ------------      -----------
Expenses:
      Oil and gas operating                                      1,485,100        1,443,048
      Natural gas purchases                                     10,214,663           -
      Gas gathering and processing                                  47,240           -
      Depreciation, depletion and amortization                   1,797,594        1,691,781
      General and administrative, net                              499,160          273,876
      Interest                                                     976,633          622,029
                                                              ------------      -----------
                  Total expenses                                15,020,390        4,030,734
                                                              ------------      -----------
Income before income taxes                                        (431,563)         314,387
Provision for income taxes                                          -                -
                                                              ------------      -----------
Net income (loss)                                                 (431,563)         314,387
Preferred stock dividends                                         (289,110)        (126,000)
                                                              ------------      -----------
Net income (loss) attributable to common stock                $   (720,673)     $   188,387
                                                              ============      ===========
Net income (loss) attributable to common stock
   per share                                                  $      (0.06)     $      0.02
                                                              ============      ===========
Weighted average number of common and common
   stock equivalent shares outstanding                          12,344,733       12,349,042
                                                              ============      ===========






       The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the Three Months Ended March 31, 1995
                                  (Unaudited)


                                                                                                      Deferred
                                                                   Additional       Retained        Compensation-
                                       Preferred       Common        Paid-In        Earnings         Restricted
                                         Stock          Stock        Capital        (Deficit)       Stock Grants      Total
                                      ------------   -----------   ------------   --------------     ----------    -------------
Balance at December 31, 1994          $ 16,000,000   $ 6,171,406   $ 36,522,603   $  (17,374,096)    $ (115,156)   $  41,204,757
     Issuance of common stock              -              67,190        334,919           -               -              402,109
     Restricted stock grants               -                -            -                -              10,312           10,312
     Stock issuance costs                  -                -            (7,062)          -                -              (7,062)
     Net income (loss) attributable
         to common stock                   -                -            -              (720,673)          -            (720,673)
                                      ------------   -----------   ------------   --------------     ----------    -------------
Balance at March 31, 1995             $ 16,000,000   $ 6,238,596   $ 36,850,460   $  (18,094,769)    $ (104,844)   $  40,889,443
                                      ============   ===========   ============   ==============     ==========    =============


       The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the Three Months Ended March 31,
                                  (Unaudited)


                                                                                             1995                   1994
                                                                                        -------------          --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                  $    (431,563)         $      314,387
     Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
            Compensation paid in common stock                                                 123,311                 123,312
            Depreciation, depletion and amortization                                        1,797,594               1,691,781
            Deferred revenue                                                                  430,000                (561,463)
            Amortization of discounts                                                           -                      82,550
            Gain on sales of property                                                          (1,175)                 (9,360)
                                                                                        -------------          --------------
               Working capital provided by operations                                       1,918,167               1,641,207
            (Increase) decrease in accounts receivable                                       (167,231)                731,627
            Increase in other current assets                                                 (213,485)               (135,874)
            Decrease in accounts payable and accrued expenses                              (1,370,089)             (2,964,874)
                                                                                        -------------          --------------
          Net cash provided by (used for) operating activities                                167,362                (727,914)
                                                                                        -------------          --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of properties                                                         81,175                  12,524
     Capital expenditures                                                                    (738,959)               (446,416)
                                                                                        -------------          --------------
          Net cash used for investing activities                                             (657,784)               (433,892)
                                                                                        -------------          --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from preferred stock issuance                                                     -                   6,000,000
     Proceeds from common stock issuance                                                        -                     116,750
     Stock issuance costs                                                                      (7,062)               (144,539)
     Borrowings                                                                               103,139                  83,966
     Principal payments on debt                                                            (2,094,013)             (1,402,775)
                                                                                        -------------          --------------
          Net cash provided by (used for) financing activities                             (1,997,936)              4,653,402
                                                                                        -------------          --------------
          Net increase (decrease) in cash and cash equivalents                             (2,488,358)              3,491,596
          Cash and cash equivalents, beginning of year                                      3,425,248                 754,970
                                                                                        -------------          --------------
          Cash and cash equivalents, end of period                                      $     936,890          $    4,246,566
                                                                                        =============          ==============




        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1995 and 1994
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

       Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 1995 and the related results of operations and cash flows for the three months ended March 31, 1995 and 1994.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three months ended March 31, 1995 and 1994, are not necessarily an indication of the results expected for the full year.

       The Company periodically reviews the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the net capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. Under this policy, no impairment in carrying value has been required during 1995 and 1994. However, in March 1995 the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to be used to estimate fair value. The impact of adoption of this standard on the consolidated financial statements of the Company has not been determined.


       Supplementary Information with Respect to the Statements of Cash Flows -

     The Company paid cash for interest of $976,633 and $555,715 during the three months ended March 31, 1995 and 1994, respectively. No cash for income taxes was paid in the three months ended March 31, 1995 and 1994.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


     The following is a summary of the significant noncash investing and financing activities:

                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                           ----------------------------
                                                                                1995           1994
                                                                           -------------   ------------
        Common stock issued for director compensation                      $     113,000   $    113,000
        Common stock issued for preferred stock dividends                  $     289,000   $    126,000


       Earnings Per Share -

     Net income (loss) attributable to common stock represents net income
(loss) less preferred stock dividend requirements of $289,110 and $126,000 for the three months ended March 31, 1995 and 1994, respectively. Net income
(loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method.

(2)  LONG-TERM DEBT -

     At March 31, 1995, the Company had $35,555,000 outstanding under a $50 million five year revolving credit agreement with two banks. Amounts outstanding under the bank credit facility bear interest at the agent bank's prime rate plus 1 1/2% and cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at March 31, 1995 was $36,775,000 and will reduce by $675,000 each month until the next redetermination.

(3)  SUBSEQUENT EVENTS -

     On April 13, 1995, the Company entered into an agreement to acquire certain producing offshore oil and gas properties located in Louisiana state waters in the Gulf of Mexico for $8,199,000. The acquisition includes interests in fourteen producing oil and gas wells, (3.5 net wells). The Company estimates that the interests being acquired have proved oil and gas reserves of approximately 1,044,000 barrels of oil and 1.1 billion cubic feet of gas as of November 1, 1994, the effective date of the purchase.

     On April 21, 1995, the Company entered into a letter of intent to acquire certain producing oil and gas properties and gas gathering systems located in East Texas and North Louisiana for $51.25 million. The acquisition is subject to the parties executing a mutually agreeable purchase and sale agreement, clearance by the Federal Trade Commission and Board of Directors' approval by the Company and the Seller. The Company would be acquiring interests in 330 (180 net) oil and gas wells and would operate 248 of these wells. The Company estimates that the interests being acquired have proved oil and gas reserves of approximately 102 billion cubic feet of natural gas and 855,000 barrels of oil as of March 1, 1995, the proposed effective date of the acquisition. The acquisition includes 78 miles of gathering systems serving 126 gas wells. The systems have a capacity of 65,000 Mcf per day and a current throughput of 23,000 Mcf per day.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

       Financial Position -

     Total assets at March 31, 1995 were $88.3 million as compared to total assets at December 31, 1994 of $91.6 million. At March 31, 1995, the Company had a working capital deficit of $6.7 million, as compared to a working capital deficit of $5.9 million at December 31, 1994. Working capital at March 31, 1995 includes $6.9 million in current maturities under the Company's bank credit facility which will be repaid out of cash flow from the Company's oil and gas properties.

       In March 1995, the Financial Accounting Standards Board issued Standard 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to used to estimate fair value. The impact of adoption of this standard on the consolidated financial statements of the Company has not been determined.

       On April 13, 1995, the Company entered into an agreement to acquire certain producing offshore oil and gas properties located in Louisiana state waters in the Gulf of Mexico for $8,199,000. The acquisition includes interests in fourteen producing oil and gas wells, (3.5 net wells). The acquisition will be funded by borrowings under the Company's bank credit facility.

     On April 21, 1995, the Company entered into a letter of intent to acquire certain producing oil and gas properties and gas gathering systems located in East Texas and North Louisiana for $51.25 million. The acquisition is subject to the parties executing a mutually agreeable purchase and sale agreement, clearance by the Federal Trade Commission and Board of Directors' approval by the Company and the Seller.

       Sources and Uses of Capital Resources -

     During the three months ended March 31, 1995, the primary sources of funds for the Company were cash generated from operations of $167,000. Primary uses of funds for the Company for the three months ended March 31, 1995 were capital expenditures of $739,000 and principal payments on debt of $2.1 million.

     RESULTS OF OPERATIONS

       Earnings -

     The Company reported a net loss of $432,000 for the three months ended March 31, 1995, before dividends of $289,000 to holders of the Company's preferred stock. The 1995 first quarter results compare to net income of $314,000 before preferred stock dividends of $126,000 for the three months ended March 31, 1994. Net loss attributable to common stock per share for the first quarter of 1995 was 6c. on weighted average shares of 12.3 million as compared to net income attributable to common stock per share of 2c. on weighted average shares of 12.3 million for the first quarter of 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

       Revenues -

     Revenues for the three months ended March 31, 1995 were $14.6 million as compared to $4.3 million in revenues for the same period in 1994. Revenues in 1995 include gas marketing sales of $10.5 million related to the Company's gas marketing activities which commenced in June 1994 and $191,000 in gas gathering and processing revenues. Oil and gas sales were $3.8 million for the three months ended March 31, 1995 as compared to $4.3 million for the three months ended March 31, 1994. The decrease in oil and gas sales primarily relates to the decrease in prices received for natural gas sales during the first quarter of 1995. Gas production for the first three months of 1995 was 1,635,000 thousand cubic feet ("Mcf") which was sold at an average price of $1.69 per Mcf as compared to 1,644,000 Mcf sold at an average price of $2.00 per Mcf for the first three months of 1994. Oil production for the first three months of 1995 was 63,600 barrels which was sold at an average price of $16.48 per barrel as compared to 74,400 barrels sold at an average price of $13.12 per barrel for the first three months of 1994.

       Expenses -

     Total expenses increased from $4 million for the three months ended March 31, 1994 to $15 million for the three months ended March 31, 1995. The increase is primarily due to cost of gas purchased for the Company's gas marketing activities of $10.2 million during the first quarter of 1995. Oil and gas operating expenses for the quarter ended March 31, 1995 were $1.5 million, as compared to $1.4 million for the first quarter of 1994. Lifting costs per equivalent unit of production for the first quarter of 1995 were 74c. per equivalent Mcf as compared to 69c. per equivalent Mcf for the first three months of 1994.

     Depreciation, depletion and amortization for the first three months of 1995 was $1.8 million as compared to the provision for the first three months of 1994 of $1.7 million. Depletion and depreciation per equivalent unit of production was 86c. per equivalent Mcf for the first three months of 1995 as compared to 78c. per equivalent Mcf for the first quarter of 1994.

     General and administrative expenses totaled $499,000 for the first quarter of 1995 as compared to general and administrative expenses of $274,000 for 1994's first quarter. The increase relates to the increase in the Company's staffing level. General and administrative expenses in 1995's first quarter also include $162,000 related to the Company's gas marketing activities which began in June 1994.

     Interest expense for the first three months of 1995 was $977,000 as compared to $622,000 for the first three months of 1994. The increase in interest expense relates to the increase in debt outstanding under the Company's bank credit facility as well as an increase in interest rates.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

             27. Financial Data Schedule for the three months ended March 31,
                 1995.

b.       Reports on Form 8-K

             None.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMSTOCK RESOURCES, INC.



Date   May 15, 1995                /s/ M. JAY ALLISON
     -------------------           ------------------------------------------
                                   M. JAY ALLISON, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date   May 15, 1995                /s/ ROLAND O. BURNS
     -------------------           ------------------------------------------
                                   ROLAND O. BURNS, Senior Vice President,
                                   Chief Financial Officer, Secretary, and
                                   Treasurer (Principal Financial and
                                   Accounting Officer)

                              INDEX TO EXHIBITS



  Exhibits                        Description
  --------                        -----------
    27.      Financial Data Schedule for the three months ended March 31, 1995.
