Form 10-Q
period 1995-06-30
COMSTOCK RESOURCES INC
filed 1995-08-14
CIK 23194

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


(Mark One)
    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
   ---                 THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1995

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
   ---      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
  Yes  X     No
      ---       ---

                                                             Date                  Shares
                                                          ---------             ------------
Outstanding Common Stock ($0.50 par value)                 8/14/95               12,578,168


================================================================================

                           COMSTOCK RESOURCES, INC.

                               QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1995

                                     INDEX





PART I.  FINANCIAL INFORMATION                                                                    PAGE NO.
                                                                                                  --------
   Item 1.  Financial Statements

        Consolidated Balance Sheets -
          June 30, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .  4
        Consolidated Statements of Operations -
          Three Months and Six Months ended June 30, 1995 and 1994  . . . . . . . . . . . . . . . .  5
        Consolidated Statement of Stockholders' Equity -
          Six Months ended June 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
        Consolidated Statements of Cash Flows -
          Six Months ended June 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . .  7
        Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .  8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . 11

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .   14

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .   15

                         PART I - FINANCIAL INFORMATION


                         ITEM 1.  FINANCIAL STATEMENTS

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES


                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                               June 30,            December 31,
                                                                            --------------        --------------
                                                                                 1995                  1994
                                                                            --------------        --------------
                                                                              (Unaudited)
 Cash and Cash Equivalents                                                  $      560,451        $    3,425,248
 Accounts Receivable:
     Oil and gas sales                                                           3,185,718             2,616,086
     Gas marketing sales                                                         5,150,642             5,558,418
     Joint interest operations                                                     668,567               619,063
 Prepaid Expenses and Other                                                        319,155               250,397
 Inventory                                                                          87,150                93,728
                                                                            --------------        --------------
             Total current assets                                                9,971,683            12,562,940
                                                                            --------------        --------------

 Property and Equipment:
     Oil and gas properties, successful efforts method                         122,294,396           113,269,341
     Other                                                                       1,307,974             1,371,517
     Accumulated depreciation, depletion and amortization                      (40,351,084)          (36,651,750)
                                                                            --------------        --------------
             Net property and equipment                                         83,251,286            77,989,108
                                                                            --------------        --------------
 Other Assets                                                                    1,121,713             1,018,665
                                                                            --------------        --------------
                                                                            $   94,344,682        $   91,570,713
                                                                            ==============        ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Portion of Long-term Debt                                          $      179,285        $    7,009,864
 Accounts Payable and Accrued Expenses                                           7,640,469             8,368,639
 Accrued Natural Gas Purchases                                                   2,070,520             3,120,114
                                                                            --------------        --------------
             Total current liabilities                                           9,890,274            18,498,617
                                                                            --------------        --------------
 Long-term Debt, less Current Portion                                           26,590,000            30,922,479
 Deferred Revenue                                                                  430,000                -
 Other Noncurrent Liabilities                                                    1,336,267               944,860
 Stockholders' Equity:
     Preferred stock - $10.00 par, 5,000,000 shares authorized,
             3,100,000 and 1,600,000 shares outstanding at
             June 30, 1995 and December 31, 1994, respectively                  31,000,000            16,000,000
     Common stock - $.50 par, 30,000,000 shares authorized,
             12,578,168 and 12,342,811 shares outstanding
             at June 30, 1995 and December 31, 1994, respectively                6,289,084             6,171,406
     Additional paid-in capital                                                 37,100,673            36,523,602
     Retained deficit                                                          (18,197,085)          (17,375,095)
     Less: Deferred compensation - restricted stock grants                         (94,531)             (115,156)
                                                                            --------------        --------------
             Total stockholders' equity                                         56,098,141            41,204,757
                                                                            --------------        --------------
                                                                            $   94,344,682        $   91,570,713
                                                                            ==============        ==============


        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                           Three Months                            Six Months
                                                          Ended June 30,                          Ended June 30,
                                                ----------------------------------       ------------------------------------
                                                     1995               1994                  1995                 1994
                                                -------------       --------------       ---------------       --------------
 Revenues:
  Oil and gas sales                             $   4,556,342       $    4,581,240       $     8,372,425       $    8,849,923
  Gas marketing sales                              12,755,385              875,850            23,255,456              875,850
  Gas gathering and processing                        145,781               -                    336,526               -
  Other income                                         51,387               79,468               133,315              155,906
                                                -------------       --------------       ---------------       --------------
       Total revenues                              17,508,895            5,536,558            32,097,722            9,881,679
                                                -------------       --------------       ---------------       --------------

 Expenses:
  Oil and gas operating                             1,282,251            1,472,220             2,767,351            2,915,268
  Natural gas purchases                            12,462,664              840,953            22,677,327              840,953
  Gas gathering and processing                         38,799               -                     86,039               -
  Depreciation, depletion and amortization          2,065,193            1,728,962             3,862,787            3,420,743
  General and administrative, net                     482,419              445,694               981,579              719,570
  Interest                                            942,564              652,305             1,919,197            1,274,334
                                                -------------       --------------       ---------------       --------------
       Total expenses                              17,273,890            5,140,134            32,294,280            9,170,868
                                                -------------       --------------       ---------------       --------------

 Income (loss) before income taxes                    235,005              396,424              (196,558)             710,811
 Provision for income taxes                            -                    -                     -                    -
                                                -------------       --------------       ---------------       --------------
 Net income (loss)                                    235,005              396,424              (196,558)             710,811
 Preferred stock dividends                            337,321              136,500               626,431              262,500
                                                -------------       --------------       ---------------       --------------
 Net income (loss) attributable to
  common stock                                  $    (102,316)      $      259,924       $      (822,989)      $      448,311
                                                =============       ==============       ===============       ==============
 Net income (loss) attributable to common
  stock per share                               $       (0.01)      $         0.02       $         (0.07)      $         0.04
                                                =============       ==============       ===============       ==============

 Weighted average number of common and
  common stock equivalent shares outstanding       12,478,302           12,270,972            12,412,040           12,309,791
                                                =============       ==============       ===============       ==============





        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the Six Months Ended June 30, 1995
                                  (Unaudited)




                                                                                Additional
                                            Preferred           Common            Paid-In            Retained
                                              Stock              Stock            Capital            Deficit
                                          ------------       ------------      ------------       -------------
Balance at December 31, 1994              $ 16,000,000       $  6,171,406      $ 36,522,603        $(17,374,096)
   Issuance of preferred stock              15,000,000            -                  -                  -
   Issuances of common stock                   -                  117,678           621,753             -
   Stock issuance costs                        -                  -                 (43,683)            -
   Restricted stock grants                     -                  -                  -                  -
   Net income (loss) attributable
       to common stock                         -                  -                  -                (822,989)
                                          ------------       ------------      ------------        ------------
Balance at June 30, 1995                  $ 31,000,000       $  6,289,084      $ 37,100,673        $(18,197,085)
                                          ============       ============      ============        ============

                                            Deferred
                                          Compensation-
                                           Restricted
                                             Stock               Total
                                          ------------       ------------
Balance at December 31, 1994              $   (115,156)      $ 41,204,757
   Issuance of preferred stock                 -               15,000,000
   Issuances of common stock                   -                  739,431
   Stock issuance costs                        -                  (43,683)
   Restricted stock grants                       20,625            20,625
   Net income (loss) attributable
       to common stock                         -                 (822,989)
                                          -------------      ------------
Balance at June 30, 1995                  $     (94,531)     $ 56,098,141
                                          =============      ============


        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                       For the Six Months Ended June 30,
                                  (Unaudited)




                                                                       1995                  1994
                                                                   ------------          ------------
 Cash flows from operating activities:
     Net income (loss)                                             $   (196,558)         $    710,811
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
            Compensation paid in common stock                           133,625                20,625
            Bad debt expense                                             -                     80,466
            Depreciation, depletion and amortization                  3,862,787             3,420,743
            Deferred revenue                                            430,000              (561,463)
            Amortization of discounts                                    -                    155,750
            Gain on sales of property                                   (18,035)              (16,085)
                                                                   ------------          ------------
               Working capital provided by operations                 4,211,819             3,810,847
            (Increase) decrease in accounts receivable                 (211,360)              212,660
            (Increase) decrease in other current assets                 (62,180)                3,819
            Decrease in accounts payable and accrued expenses        (1,777,764)           (3,051,026)
                                                                   ------------          ------------
          Net cash provided by operating activities                   2,160,515               976,300
                                                                   ------------          ------------


 Cash flows from investing activities:
     Proceeds from sales of properties                                   98,035                19,249
     Payments received on notes receivable                               -                    166,973
     Capital expenditures                                            (8,916,606)           (8,277,653)
                                                                   ------------          ------------
          Net cash used for investing activities                     (8,818,571)           (8,091,431)
                                                                   ------------          ------------

 Cash flows from financing activities:
     Proceeds from preferred stock issuances                         15,000,000             6,000,000
     Proceeds from common stock issuances                                -                    116,750
     Stock issuance costs                                               (43,683)             (152,129)
     Borrowings                                                       7,403,139             5,083,966
     Principal payments on debt                                     (18,566,197)           (2,900,565)
                                                                   ------------          ------------
          Net cash provided by financing activities                   3,793,259             8,148,022
                                                                   ------------          ------------

          Net increase (decrease) in cash and cash equivalents       (2,864,797)            1,032,891
          Cash and cash equivalents, beginning of year                3,425,248               754,970
                                                                   ------------          ------------
          Cash and cash equivalents, end of period                 $    560,451          $  1,787,861
                                                                   ============          ============



        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1995 and 1994
                                  (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

       Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 1995 and the related results of operations for the three months and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994.

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

     The results of operations for the six months ended June 30, 1995 and 1994, are not necessarily an indication of the results expected for the full year.

       The Company periodically reviews the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the net capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. Under this policy, no impairment in carrying value has been required during 1995 and 1994. However, in March 1995 the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to be used to estimate fair value. The adoption of this standard by the Company will result in an impairment of the carrying value of the Company's oil and gas properties ranging from $15 million to $20 million, primarily related to the Texas Panhandle field properties.

       Supplementary Information with Respect to the Statements of Cash Flows -

     The Company paid cash for interest of $1,919,197 and $1,135,566 during the six months ended June 30, 1995 and 1994, respectively. No cash for income taxes was paid in the six months ended June 30, 1995 and 1994.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



     The following is a summary of the significant noncash investing and financing activities:


                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                         ---------------------------------
                                                                               1995              1994
                                                                         ---------------    --------------
        Common stock issued for director compensation                    $       113,000    $      113,000

        Common stock issued for preferred stock dividends                $       626,431    $      262,500


       Earnings Per Share -

        Net income (loss) attributable to common stock represents net income
(loss) less preferred stock dividend requirements of $337,321 and $136,500 for the three months ended June 30, 1995 and 1994, respectively and $626,431 and $262,500 for the six months ended June 30, 1995 and 1994, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method.


(2)  OIL & GAS PROPERTY ACQUISITIONS -

     On May 15, 1995, the Company closed an acquisition of producing offshore oil and gas properties located in Louisiana State waters in the Gulf of Mexico. The Company acquired interests in 14 oil and gas wells (3.5 net wells) for $8,199,000. The effective date of the acquisition is November 1, 1994. The Company's independent petroleum engineers estimate that the interests acquired have remaining net proved oil and gas reserves of approximately 945,000 barrels of oil and 926,000 thousand cubic feet ("Mcf") of natural gas as of June 30, 1995.

        On July 31, 1995, the Company closed an acquisition of producing oil and gas properties and natural gas gathering systems located in East Texas and North Louisiana for $50.6 million. The Company acquired interests in 319 (188 net) oil and gas wells for $49.1 million. The effective date of the acquisition is March 1, 1995. The Company's independent petroleum engineers estimate that the interests being acquired by the Company have remaining net proved oil and gas reserves of approximately 862,000 barrels of oil and 106 billion cubic feet of natural gas as of June 30, 1995. In addition, the Company acquired the managing general partner interest and a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. as well as certain other gas gathering systems primarily located in Harrison County, Texas for $1.5 million.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



(3)  LONG-TERM DEBT -

     At June 30, 1995, the Company had $23,440,000 outstanding under a $50 million five year revolving credit agreement with two banks and $3 million outstanding under a one year term loan with the banks. Amounts outstanding under the bank credit facility bear interest at the agent bank's prime rate plus 1 1/2% and cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at June 30, 1995 was $39,300,000 and reduces by $740,000 each month until the next redetermination. The revolving credit facility has a final maturity of October 1, 1998. Amounts outstanding under the term loan bear interest at a fixed annual rate of 13% and are payable in full on May 15, 1996.

     On July 31, 1995, the Company's bank credit facility was amended to provide a $100 million revolving credit facility and to provide a one year term loan of $10 million. The Company refinanced the $3 million term loan and borrowed an additional $50.5 million under the new credit facility, including $10 million under the term loan, to finance a $50.6 million acquisition. Amounts outstanding under the revolving credit facility bear interest at the agent bank's prime rate plus 1 1/2% and are subject to the borrowing base. The borrowing base as of July 31, 1995 for the revolving credit facility was $70,000,000 and will reduce by $1,060,000 each month beginning September 1, 1995. Amounts outstanding under the term loan bear interest at the agent's prime rate plus 4% and are payable in full on July 31, 1996.

(4)  PREFERRED STOCK -

     On June 16, 1995, the Board of Directors of the Company created a new series of the Company's preferred stock ($10.00 par value) consisting of 1,500,000 shares designated as the Series 1995 Convertible Preferred Stock (the "Series 1995 Preferred"). On June 19, 1995, the Company sold 1,500,000 shares of the Series 1995 Preferred in a private placement for $15 million. The Series 1995 Preferred bears quarterly dividends at the rate of 22 1/2c. on each outstanding share (9% per annum of the par value). The Company can elect to pay the dividends in cash or in shares of the Company's common stock.

     On June 30, 2000 and on each June 30, thereafter, so long as any shares of the Series 1995 Preferred are outstanding, the Company is obligated to redeem 300,000 shares of the Series 1995 Preferred at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either (i) in cash or (ii) in shares of common stock, at the option of the Company. The holders of the Series 1995 Preferred have the right, at their option, to convert all or any part of such shares into shares of common stock of the Company at any time at the initial conversion price of $5.25 per share of common stock, subject to adjustment. The Company has the option to redeem the shares of Series 1995 Preferred after providing the holders of the Series 1995 Preferred a specified rate of return on the initial purchase.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

       Financial Position -

     Total assets at June 30, 1995 were $94.3 million as compared to total assets at December 31, 1994 of $91.6 million. The increase in total assets primarily relates to a $8.2 million oil and gas property acquisition closed in May 1995 which was offset by the provision for depreciation, depletion and amortization for the six months ended June 30, 1995.

     On June 19, 1995, the Company sold 1,500,000 shares of a newly issued preferred stock in a private placement for $15 million. The new series of preferred stock bears quarterly dividends at the rate of 22 1/2c. on each outstanding share (9% per annum of the par value). Proceeds from the preferred stock sale were used to reduce amounts outstanding under the Company's bank credit facility.

     On July 31, 1995, the Company's bank credit facility was amended to provide a $100 million revolving credit facility and to provide a one year term loan of $10 million. The Company refinanced a $3 million term loan, which matures on May 15, 1995, and borrowed an additional $50.5 million under the new credit facility, including $10 million under the term loan, to finance an acquisition of producing oil and gas properties and natural gas gathering systems located in East Texas and North Louisiana for $50.6 million.

     In March 1995, the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to be used to estimate fair value. The adoption of this standard by the Company will result in an impairment of the carrying value of the Company's oil and gas properties ranging from $15 million to $20 million, primarily related to the Texas Panhandle field properties.

       Sources and Uses of Capital Resources -

     During the six months ended June 30, 1995, the primary sources of funds for the Company were proceeds from the preferred stock placement of $15 million, borrowings under the Company's bank credit facility of $7.3 million and cash generated from operations of $4.2 million. Primary uses of funds for the six months ended June 30, 1995 were capital expenditures and acquisitions of $8.9 million, a reduction to trade accounts payable of $1.8 million and principal payments on debt of $18.6 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     RESULTS OF OPERATIONS

       Earnings -

     The Company reported net income of $235,000 for the three months ended June 30, 1995, before preferred stock dividends of $337,000, as compared to net income of $396,000, before preferred stock dividends of $137,000 for the three months ended June 30, 1994. After the preferred stock dividends, the net loss attributable to common stock per share for the second quarter of 1995 was 1c. per share on weighted average shares of 12.5 million as compared to net income per share of 2c. on weighted average shares of 12.3 million for the second quarter of 1994. The Company reported a net loss of $197,000 for the six months ended June 30, 1995, before preferred stock dividends of $626,000, as compared to net income of $711,000, before preferred stock dividends of $263,000, for the six months ended June 30, 1994. The net loss attributable to common stock for the first half of 1995 was 7c. per share on weighted average shares of 12.4 million as compared to net income attributable to common stock of 4c. per share on weighted average shares of 12.3 million for the first half of 1994.

       Revenues -

     Revenues for the six months ended June 30, 1995 were $32.1 million as compared to $9.9 million in revenues for the same period in 1994. The increase is attributable to gas marketing sales of $23.3 million in 1995. Oil and gas sales for the first six months of 1995 were $8.4 million as compared to $8.8 million for the six months ended June 30, 1994. Oil production for the first six months of 1995 was 142,500 barrels which was sold at an average price of $17.37 per barrel as compared to 141,700 barrels sold at an average price of $14.36 per barrel for the first six months of 1994. Gas production for the first six months of 1995 increased to 3,403,000 thousand cubic feet ("Mcf") which was sold at an average price of $1.73 per Mcf as compared to 3,285,000 Mcf sold at an average price of $2.07 per Mcf for the first six months of 1994. Oil production and the average price received for the three months ended June 30, 1995 were 78,900 barrels and $18.09 per barrel, respectively, as compared to oil production of 67,300 barrels and an average price of $15.72 per barrel for the three months ended June 30, 1994. Gas production and the average price received for the second quarter of 1995 were 1,767,000 Mcf, and $1.77 per Mcf, respectively, as compared to gas production of 1,641,000 Mcf and an average price of $2.14 per Mcf for the three months ended June 30, 1994.

       Expenses -

     Total expenses increased from $9.2 million for the six months ended June 30, 1994 to $32.3 million for the six months ended June 30, 1995. The increase is primarily due to the cost of gas purchased for the Company's gas marketing activities of $22.7 million and higher interest costs.

     Oil and gas operating expenses for the six months ended June 30, 1995 were $2.8 million, as compared to $2.9 million for the first six months of 1994. Lifting costs per equivalent Mcf for the first six months of 1995 were 65c.
per equivalent Mcf as compared to 71c. per equivalent Mcf for the first six months of 1994. Oil and gas operating costs for the three months ended June 30, 1995, were $1.3 million as compared to $1.5 million for the second quarter of 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


     Depreciation, depletion and amortization for the first six months of 1995 was $3.9 million as compared to $3.4 million for the first six months of 1994. The increase relates to the higher oil and gas production in 1995 as well as a higher depletion rate. Depletion and depreciation per equivalent unit of production was 88c. per equivalent Mcf for the first six months of 1995 as compared to 80c. per equivalent Mcf for the same period in 1994. Depreciation, depletion and amortization for the second quarter of 1995 was $2.1 million compared to $1.7 million in 1994's second quarter.

     General and administrative expenses totaled $982,000 for the first six months of 1995 as compared to general and administrative expenses of $720,000 for the same period in 1994. The increase relates to the gas marketing operations which started in June 1994. General and administrative expenses for the three months ended June 30, 1995 were $482,000 as compared to $446,000 for 1994's second quarter.

     Interest expense for the first six months of 1995 was $1.9 millon as compared to $1.3 million for the first six months of 1994. Interest expense for the three months ended June 30, 1995 was $943,000 as compared to $652,000 for the second quarter of 1994. The increases relate to an increase in debt outstanding and an increase in interest rates in 1995.

                          PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's annual meeting of stockholders was held on May 7, 1995. At the meeting stockholders with 14,449,285 shares out of a total 15,873,471 entitled to vote (including 3,500,000 equivalent shares of common stock held by the preferred stockholders) were represented. The stockholders elected Franklin B. Leonard and Cecil E. Martin, Jr. to serve as Class A Directors of the Company for a term of three years expiring in 1998 and until their respective successors are duly qualified and elected.

    Set forth below is a tabulation of votes with respect to each nominee for Class A Director:

                                                       Votes
                                                       Cast                Votes
                        Name                            For               Withheld          Abstentions
              --------------------------           -----------            --------          ------------
              Franklin B. Leonard                   14,397,988              51,297              -

              Richard S. Hickok                     14,397,988              51,297              -


    Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

                Class B Directors                            Class C Directors
               -------------------                           -----------------
               M. Jay Allison                                Harold R. Logan
               Herbert C. Pell III                           Richard S. Hickok

        In addition to electing directors, the stockholders of the Company also voted upon and adopted the Company's Restated Articles of Incorporation and voted upon and ratified the appointment of Arthur Andersen LLP to serve as the Company's independent public accountants for 1995.

    Set forth below is a tabulation of votes with respect to the proposal to adopt the Restated Articles of Incorporation and ratify the appointment of the Company's independent public accountants:

                                                           Votes             Votes
                                                            Cast             Cast
                      Proposal                              For             Against          Abstentions
    -------------------------------------------         ----------          --------         -----------
    Adopt Restated Articles of Incorporation            13,796,821          128,977           523,487


    Ratify Independent Public Accountants               14,391,506           34,204            23,575


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

             27. Financial Data Schedule for the six months ended June 30,
             1995.

b.       Reports on Form 8-K

             Current reports on Form 8-K filed during the second quarter of 1995 and to the date of this filing are as follows:


            Report Date                           Item                            Subject of Report
         -------------------                   -----------              --------------------------------------
         May 16, 1995                               2                   Acquisition of oil and gas properties and gas
                                                                        gathering systems from Sonat Inc.

         June 19, 1995                              5                   Issuance of Series 1995 Convertible Preferred Stock.

         August 4, 1995                             2                   Amendment No. 1 to May 16, 1995 Report on Form 8-K.




                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   COMSTOCK RESOURCES, INC.



Date   August 14, 1995                             /s/M. JAY ALLISON
     -------------------------                     ---------------------------------------------------
                                                   M. JAY ALLISON, President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Date   August 14, 1995                             /s/ROLAND O. BURNS
     -------------------------                     ---------------------------------------------------
                                                   ROLAND O. BURNS, Senior Vice President,
                                                   Chief Financial Officer, Secretary, and
                                                   Treasurer (Principal Financial and Accounting Officer)



                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------
 27                   Financial Data Schedule for the six months
                      ended June 30, 1995.
