Form 10-Q
period 1995-09-30
COMSTOCK RESOURCES INC
filed 1995-11-14
CIK 23194

=================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  [X]                  THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 30, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
  [ ]         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           Commission File No. 0-16741


                            COMSTOCK RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


    NEVADA                                  94-1667468
(State or other jurisdiction of       (I. R. S. Employer
incorporation or organization)        Identification Number)


               5005 LBJ Freeway, Suite 1000, Dallas, Texas  75244
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
 Yes    [X]       No     [ ]


                                      Date        Shares
Outstanding Common Stock
 ($0.50 par value)                 11/14/95     12,769,162

=================================================================

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                      INDEX


PART I.  Financial Information                         Page No.
                                                       --------

  Item 1.  Financial Statements

     Consolidated Balance Sheets -
      September 30, 1995 and December 31, 1994              4
     Consolidated Statements of Operations -
      Three Months and Nine Months ended
      September 30, 1995 and 1994                           5
     Consolidated Statement of Stockholders' Equity -
      Nine Months ended September 30, 1995                  6
     Consolidated Statements of Cash Flows -
      Nine Months ended September 30, 1995 and 1994         7
     Notes to Consolidated Financial Statements             8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   12

PART II.  Other Information


  Item 6.  Exhibits and Reports on Form 8-K                14

                         PART I - FINANCIAL INFORMATION


                          ITEM 1.  FINANCIAL STATEMENTS

                      COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                            September 30,  December 31,
                                                           -------------  -------------
                                                                1995           1994
                                                           -------------  -------------
                                                            (Unaudited)
Cash and Cash Equivalents                                  $    969,292   $  3,425,248
Accounts Receivable:
 Oil and gas sales                                            4,483,000      2,616,086
 Gas marketing sales                                          3,961,695      5,558,418
 Joint interest operations                                    1,091,024        619,063
 Acquisition settlement                                       1,040,931         -
Prepaid Expenses and Other                                      221,358        250,397
Inventory                                                        93,353         93,728
                                                           -------------  -------------
  Total current assets                                       11,860,653     12,562,940
                                                           -------------  -------------
Property and Equipment:
 Oil and gas properties, successful efforts method          171,449,018    113,269,341
 Other                                                        2,652,010      1,371,517
 Accumulated depreciation, depletion and amortization       (42,393,496)   (36,651,750)
                                                           -------------  -------------
  Net property and equipment                                131,707,532     77,989,108
                                                           -------------  -------------
Other Assets                                                    832,088      1,018,665
                                                           -------------  -------------
                                                           $144,400,273   $ 91,570,713
                                                           =============  =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                          $ 17,279,757   $  7,009,864
Accounts Payable and Accrued Expenses                         6,179,910      8,368,639
Accrued Natural Gas Purchases                                 3,718,597      3,120,114
                                                           -------------  -------------
  Total current liabilities                                  27,178,264     18,498,617
                                                           -------------  -------------
Long-term Debt, less current portion                         56,978,250     30,922,479
Deferred Revenue                                                430,000         -
Other Noncurrent Liabilities                                  1,269,765        944,860
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000 shares authorized,
  3,100,000 and 1,600,000 shares outstanding at
  September 30, 1995 and December 31, 1994, respectively     31,000,000     16,000,000
 Common stock - $.50 par, 30,000,000 shares authorized,
  12,769,162 and 12,342,811 shares outstanding
  at September 30, 1995 and December 31, 1994, respectively   6,384,581      6,171,406
 Additional paid-in capital                                  37,624,362     36,523,602
 Retained deficit                                           (16,380,730)   (17,375,095)
 Less: Deferred compensation - restricted stock grants          (84,219)      (115,156)
                                                           -------------  -------------
  Total stockholders' equity                                 58,543,994     41,204,757
                                                           -------------  -------------
                                                           $144,400,273   $ 91,570,713
                                                           =============  =============
                  The accompanying notes are an integral part of these statements.

                                                COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (Unaudited)

                                             Three Months               Nine Months
                                           Ended September 30,        Ended September 30,
                                        ------------------------- ---------------------------
                                            1995         1994          1995         1994
                                        ------------ ------------ ------------  ------------
Revenues:
 Oil and gas sales                      $ 5,881,131  $ 4,337,403  $ 14,253,556  $13,187,326
 Gas marketing sales                     11,530,438    2,678,679    34,785,894    3,554,529
 Gas gathering and processing               117,912        -           454,438        -
 Gain on sales of property                2,590,053      136,906     2,608,088      152,991
 Other income                                91,049      129,289       206,329      269,110
                                        ------------ ------------ ------------  ------------
  Total revenues                         20,210,583    7,282,277    52,308,305   17,163,956
                                        ------------ ------------ ------------  ------------
Expenses:
 Oil and gas operating                    2,036,153    1,688,475     4,803,504    4,603,743
 Natural gas purchases                   11,296,432    2,563,823    33,973,759    3,404,776
 Gas gathering and processing                49,317        -           135,356        -
 Depreciation, depletion
  and amortization                        2,251,183    2,128,610     6,113,970    5,549,353
 General and administrative, net            465,962      393,503     1,447,541    1,113,073
 Interest                                 1,654,647      744,750     3,573,844    2,019,084
                                        ------------ ------------ ------------  ------------
  Total expenses                         17,753,694    7,519,161    50,047,974   16,690,029
                                        ------------ ------------ ------------  ------------
Net income (loss) before income taxes
 and extraordinary item                   2,456,889     (236,884)    2,260,331      473,927
Provision for income taxes                    -            -            -             -
Net income (loss) before
 extraordinary item                       2,456,889     (236,884)    2,260,331      473,927
                                        ------------ ------------ ------------  ------------
Preferred stock dividends                  (640,535)    (259,575)   (1,266,966)    (522,075)
Net income (loss) attributable to common
 stock before extraordinary item          1,816,354     (496,459)      993,365      (48,148)
                                        ------------ ------------ ------------  ------------
Extraordinary item - loss on early
 extinguishment of debt                       -         (615,793)       -          (615,793)
                                        ------------ ------------ ------------  ------------
Net income (loss) attributable to
 common stock after extraordinary item  $ 1,816,354  $(1,112,252) $    993,365  $  (663,941)
                                        ============ ============ ============  ============
Net income (loss) per share:
 Before extraordinary item              $      0.14  $     (0.04) $       0.08  $     -
 Extraordinary item                           -            (0.05)       -             (0.05)
                                        ------------ ------------ ------------  ------------
 After extraordinary item               $      0.14  $     (0.09) $       0.08  $     (0.05)
                                        ============ ============ ============  ============
Weighted average number of common
 shares and common stock equivalent
 shares outstanding                      13,025,046   12,117,339    12,842,609   12,010,064
                                        ============ ============ ============  ============
                             The accompanying notes are an integral part of these statements.

                                                COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              For the Nine Months Ended September 30, 1995
                                                               (Unaudited)


                                                                 Additional      Retained
                                      Preferred      Common        Paid-In       Earnings
                                        Stock         Stock        Capital      (Deficit)
                                    ------------  ------------  ------------  ------------
Balance at December 31, 1994        $16,000,000   $ 6,171,406   $36,522,602   $(17,374,095)
  Issuance of preferred stock        15,000,000         -             -             -
  Issuance of common stock                -           213,175     1,191,791         -
  Restricted stock grants                 -             -             -             -
  Stock issuance costs                    -             -           (90,031)        -
  Net income attributable
    to common stock                       -             -             -            993,365
                                    ------------  ------------  ------------  ------------
Balance at September 30, 1995       $31,000,000   $ 6,384,581   $37,624,362   $(16,380,730)
                                    ============  ============  ============  ============

                                      Deferred
                                     Compensation-
                                     Restricted
                                     Stock Grants     Total
                                    ------------  ------------
Balance at December 31, 1994        $  (115,156)  $41,204,757
  Issuance of preferred stock             -        15,000,000
  Issuance of common stock                -         1,404,966
  Restricted stock grants                30,937        30,937
  Stock issuance costs                    -           (90,031)
  Net income attributable
    to common stock                       -           993,365
                                    ------------  ------------
Balance at September 30, 1995       $   (84,219)  $58,543,994
                                    ============  ============

                           The accompanying notes are an integral part of these statements.

                                                COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 For the Nine Months Ended September 30,
                                                               (Unaudited)

                                                            1995          1994
                                                       ------------- -------------
Cash flows from operating activities:
 Net income before extraordinary item                  $  2,260,331  $    473,927
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Compensation paid in common stock                        143,937       143,937
   Bad debt expense                                          -             80,466
   Depreciation, depletion and amortization               6,113,970     5,549,353
   Deferred revenue                                         430,000      (561,463)
   Amortization of discounts                                 -            173,750
   Gain on sales of property                             (2,608,088)     (152,991)
                                                       ------------- -------------
           Working capital provided by operations         6,340,150     5,706,979
   (Increase) decrease in accounts receivable            (1,783,083)      854,090
   Decrease in other current assets                          29,414       152,747
   Decrease in accounts payable and accrued expenses     (1,590,246)   (3,287,879)
                                                       ------------- -------------
  Net cash provided by operating activities               2,996,235     3,425,937
                                                       ------------- -------------
Cash flows from investing activities:
 Proceeds from sales of properties                        2,994,603       160,058
 Collections on note receivable                              -            166,973
 Repurchase of volumetric production payment                 -         (8,367,665)
 Capital expenditures and acquisitions                  (59,707,427)  (10,323,615)
                                                       ------------- -------------
  Net cash used for investing activities                (56,712,824)  (18,364,249)
                                                       ------------- -------------
Cash flows from financing activities:
 Proceeds from preferred stock issuance                  15,000,000     6,000,000
 Proceeds from common stock issuances                        25,000       214,650
 Stock issuance costs                                       (90,031)     (307,747)
 Borrowings                                              58,403,139    29,843,966
 Principal payments on debt                             (22,077,475)  (20,016,837)
                                                       ------------- -------------
  Net cash provided by financing activities              51,260,633    15,734,032
                                                       ------------- -------------
  Net increase (decrease) in cash and cash equivalents   (2,455,956)      795,720
                                                       ------------- -------------
  Cash and cash equivalents, beginning of period          3,425,248       754,970
                                                       ------------- -------------
  Cash and cash equivalents, end of period             $    969,292  $  1,550,690
                                                       ============= =============

                         The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1995 and 1994
                                   (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES -

    Basis of Presentation -

   In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 1995 and the related results of operations for the three months and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994.

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

   The results of operations for the nine months ended September 30, 1995 and 1994, are not necessarily an indication of the results expected for the full year.

    The Company periodically reviews the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the net capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. Under this policy, no impairment in carrying value has been required during 1995 and 1994. However, in March 1995 the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to be used to estimate fair value. The adoption of this standard by the Company will result in an impairment of the carrying value of the Company's oil and gas properties ranging from $15 million to $20 million, primarily related to the Company's Texas Panhandle field properties.

    Supplementary Information with Respect to the Statements of Cash Flows -

   The Company paid cash for interest of $3,574,000 and $2,040,000 during the nine months ended September 30, 1995 and 1994, respectively. No cash for income taxes was paid in the nine months ended September 30, 1995 and 1994.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


   The following is a summary of the significant noncash investing and financing activities:

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                              1995              1994
                                                                         --------------     ---------------
        Common stock issued for director compensation                    $       113,000    $      113,000

        Common stock issued for preferred stock dividends                $     1,266,966    $      522,075

        Preferred stock issued for repurchase of volumetric
            production payment                                           $       -          $    8,000,000


       Earnings Per Share -

   Net income (loss) attributable to common stock represents net income (loss) less preferred stock dividend requirements of $640,535 and $259,575 for the three months ended September 30, 1995 and 1994, respectively and $1,266,966 and $522,075 for the nine months ended September 30, 1995 and 1994, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares and common stock equivalent shares outstanding during each period. Common stock equivalent shares include, when applicable, dilutive stock options and warrants using the treasury stock method.

(2) OIL & GAS PROPERTY ACQUISITIONS -

   On May 15, 1995, the Company closed an acquisition of producing offshore oil and gas properties located in Louisiana State waters in the Gulf of Mexico. The Company acquired interests in 14 oil and gas wells (3.5 net wells) for $8,199,000. The Company's independent petroleum engineers estimate that the interests acquired had proved oil and gas reserves of approximately 1,060,000 barrels of oil and 1,074,000 thousand cubic feet ("Mcf") of natural gas as of November 1, 1994, the effective date of the acquisition.

   On July 31, 1995, the Company closed an acquisition of producing oil and gas properties and natural gas gathering systems located in East Texas and North Louisiana for $50.6 million. The Company acquired interests in 319 (188 net) oil and gas wells for $49.1 million. The Company's independent petroleum engineers estimate that the interests acquired by the Company had net proved oil and gas reserves of approximately 888,000 barrels of oil and 108 billion cubic feet of natural gas as of March 1, 1995, the effective date of the acquisition. In addition, the Company acquired the managing general partner interest and a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. as well as certain other gas gathering systems primarily located in Harrison County, Texas for $1.5 million.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3) LONG-TERM DEBT -

   On July 31, 1995, the Company's bank credit facility was amended to provide a $100 million revolving credit facility and a one year term loan of $10 million. As of September 30, 1995, the Company had $63,350,050 outstanding under the revolving credit facility which bears interest at the agent bank's prime rate plus 1.5% and is subject to a borrowing base redetermined semiannually by the banks. The borrowing base as of September 30, 1995 for the revolving credit facility was $68,940,000 and reduces by $1,060,000 each month thereafter. The revolving credit facility has a final maturity of October 1, 1998. As of September 30, 1995, the Company had $10 million outstanding under the term loan which bears interest at the agent bank's prime rate plus 4% and is payable in full on July 31, 1996.

(4) PREFERRED STOCK -

   On June 16, 1995, the Board of Directors of the Company created a new series of the Company's preferred stock ($10.00 par value) consisting of 1,500,000 shares designated as the Series 1995 Convertible Preferred Stock (the "Series 1995 Preferred"). On June 19, 1995, the Company sold 1,500,000 shares of the Series 1995 Preferred in a private placement for $15 million. The Series 1995 Preferred bears quarterly dividends at the rate of 22.5 cents on each outstanding share (9% per annum of the par value). The Company can elect to pay the dividends in cash or in shares of the Company's common stock.

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

(5) SALE OF GAS PROCESSING PLANT -

   On August 1, 1995, the Company sold its 43.25% interest in the Wharton gas processing plant and gathering system in Wharton County, Texas to an unaffiliated company for approximately $3 million. The Company realized a $2.6 million gain on the sale which is included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 1995.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    Financial Position -

   Total assets at September 30, 1995 were $144.4 million, an increase of $52.8 million over total assets at December 31, 1994 of $91.6 million. The increase relates to the two acquisitions completed in 1995 aggregating $58.8 million.

   On June 19, 1995, the Company sold 1,500,000 shares of a newly issued preferred stock in a private placement for $15 million. The new series of preferred stock bears quarterly dividends at the rate of 22.5 cents on each outstanding share (9% per annum of the par value). Proceeds from the preferred stock sale were used to reduce amounts outstanding under the Company's bank credit facility.

   As of September 30, 1995, the Company had $63.4 million outstanding under its $100 million revolving bank credit facility. Amounts outstanding under the revolving credit facility are subject to a borrowing base redetermined semiannually by the banks. At September 30, 1995, the borrowing base was $68.9 million and reduces by $1,060,000 each month thereafter. The Company also had $10 million outstanding under a one year term loan from the banks which matures on July 31, 1996.

   At September 30, 1995, the Company had a working capital deficit of $15.3 million. The working capital deficit relates to $7.1 million in current maturities under the Company's bank revolving credit facility as well as a one-year $10 million term loan with the banks. The Company believes that future cash flow from operations will be sufficient to fund the required debt service under the revolving credit facility and that the Company will be able to repay the one-year term loan with the proceeds from future issuances of debt or equity securities.

   In March 1995, the Financial Accounting Standards Board issued Standard No. 121, "Accounting for the Impairment of Long-Lived Assets." Beginning in 1996, this standard requires an assessment of fair value of oil and gas properties to be performed using certain groupings of property costs. Fair value is to be measured by market value, if an active market exists. If the market value is not readily determinable, discounted future net cash flows, after income taxes, are to be used to estimate fair value. The adoption of this standard by the Company will result in an impairment of the carrying value of the Company's oil and gas properties ranging from $15 million to $20 million, primarily related to the Company's Texas Panhandle field properties.

    Sources and Uses of Capital Resources -

   During the nine months ended September 30, 1995, the primary sources of funds for the Company were proceeds from the preferred stock placement of $15 million, borrowings under the Company's bank credit facility of $58.3 million, proceeds from sales of property of $3 million and cash generated from operating activities of $3 million. Primary uses of funds for the nine months ended September 30, 1995 were capital expenditures and acquisitions of $59.7 million and principal payments on debt of $22.1 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

   The Company estimates that capital expenditures for the remaining three months of the year will approximate $2.8 million. These capital expenditures relate primarily to drilling eight development wells and the recompletion of 23 existing wells. Funds for these expenditures will be provided by borrowings under the Company's revolving credit facility.

   Results of Operations

    Earnings -

   The Company reported net income of $2,457,000 for the three months ended September 30, 1995, before preferred stock dividends of $641,000, as compared to a net loss of $237,000, before preferred stock dividends of $260,000 and an extraordinary loss of $616,000, for the three months ended September 30, 1994. After the preferred stock dividends, net income attributable to common stock per share for the three months ended September 30, 1995 was $.14 per share on weighted average shares of 13 million as compared to a net loss per share of $.04 on weighted average shares of 12.1 million for the three months ended September 30, 1994. After the extraordinary item, the net loss per share was $.09 for the three months ended September 30, 1994. The Company reported net income of $2,260,000 for the nine months ended September 30, 1995, before preferred stock dividends of $1,267,000, as compared to net income of $474,000, before preferred stock dividends of $522,000 and the extraordinary loss of $616,000, for the nine months ended September 30, 1994. Net income attributable to common stock for the first nine months of 1995 was $.08 per share on weighted average shares of 12.8 million as compared to a net loss attributable to common stock of less than $.01 per share on weighted average shares of 12 million for the first nine months of 1994. After the extraordinary item, the net loss per share was $.05 for the nine months ended September 30, 1994. Included in net income in 1995 is a $2.6 million gain from the sale of the Company's interest in a gas processing plant which occurred on August 1, 1995.

    Revenues -

   The Company's total revenues for the three months ended September 30, 1995 were $20.2 million as compared to $7.3 million for the same period in 1994. Revenues for the nine months ended September 30, 1995 were $52.3 million as compared to $17.2 million in revenues for the same period in 1994. The increase is attributable to an increase in gas marketing sales to $34.8 million in the first nine months of 1995 as compared to $3.6 million for the same period in 1994. Oil and gas sales for the first nine months of 1995 were $14.3 million as compared to $13.2 million for the nine months ended September 30, 1994. Gas production for the first nine months of 1995 increased to 6,200,000 thousand cubic feet ("Mcf") which was sold at an average price of $1.66 per Mcf as compared to 5,050,000 Mcf sold at an average price of $2.01 per Mcf for the first nine months of 1994. Gas production and the average price received for the third quarter of 1995 were 2,800,000 Mcf, and $1.57 per Mcf, respectively, as compared to gas production of 1,760,000 Mcf and an average price of $1.88 per Mcf for the three months ended September 30, 1994. Oil production for the first nine months of 1995 was 236,300 barrels which was sold at an average price of $16.78 per barrel as compared to 203,900 barrels sold at an average price of
$15.04 per barrel for the first nine months of 1994.   Oil production and the
average price received for the three months ended September 30, 1995 were 93,800 barrels and $15.88 per barrel, respectively, as compared to oil production of

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


62,200 barrels and an average price of $16.61 per barrel for the three months ended September 30, 1994.

    Expenses -

   Total expenses increased to $50 million for the nine months ended September 30, 1995 from $16.7 million for the nine months ended September 30, 1994. Due to the increase in gas marketing sales, natural gas purchases increased to $34 million for the nine months ended September 30, 1995 as compared to $3.4 million for the same period in 1994.

   Oil and gas operating expenses for the nine months ended September 30, 1995 were $4.8 million, as compared to $4.6 million for the first nine months of 1994. Lifting costs per equivalent Mcf for the first nine months of 1995 were $.63 per equivalent Mcf as compared to $.73 per equivalent Mcf for the first nine months of 1994. Oil and gas operating costs for the three months ended September 30, 1995, were $2 million as compared to $1.7 million for the third quarter of 1994.

   Depreciation, depletion and amortization for the first nine months of 1995 was $6.1 million as compared to $5.5 million for the first nine months of 1994. The increase relates to the higher oil and gas production in 1995. Depletion and depreciation per equivalent unit of production was $.77 per equivalent Mcf for the first nine months of 1995 as compared to $.86 per equivalent Mcf for the same period in 1994. Depreciation, depletion and amortization for the third quarter of 1995 was $2.3 million compared to $2.1 million in 1994's third quarter.

   General and administrative expenses totaled $1.4 million for the first nine months of 1995 as compared to general and administrative expenses of $1.1 million for the same period in 1994. General and administrative expenses for the three months ended September 30, 1995 were $466,000 as compared to $394,000 for 1994's third quarter. The increase relates to the Company's gas marketing operations which commenced in June 1994.

   Interest expense for the first nine months of 1995 was $3.6 millon as compared to $2 million for the first nine months of 1994. Interest expense for the three months ended September 30, 1995 was $1.7 million as compared to $745,000 for the third quarter of 1994. The increases relate to an increase in debt outstanding and an increase in interest rates in 1995.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.   Exhibits

        27. Financial Data Schedule for the nine months ended September 30,
            1995.

b.   Reports on Form 8-K

        Current reports on Form 8-K filed during the third quarter of 1995 and to the date of this filing are as follows:


     Report Date              Item        Subject of Report
     --------------           ----        -------------------

     August 4, 1995              2        Amendment No. 1 to May 16, 1995
                                          Report on Form 8-K Reporting the
                                          Acquisition of Properties from Sonat
                                          Inc.

     September 22, 1995          2        Amendment No. 2 to May 16, 1995
                                          Report on Form 8-K Reporting the
                                          Acquisition of Properties from Sonat
                                          Inc.

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COMSTOCK RESOURCES, INC.


          Date November 14, 1995      /s/M. JAY ALLISON
                                      ------------------------
                                      M. Jay Allison, President
                                      and Chief Executive Officer
                                      (Principal Executive
                                      Officer)


          Date November 14, 1995      /s/ROLAND O. BURNS
                                      -------------------------
                                      Roland O. Burns, Senior
                                      Vice President, Chief
                                      Financial Officer,
                                      Secretary, and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)