Form 10-K
period 1995-12-31
COMSTOCK RESOURCES INC
filed 1996-03-18
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]            THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                          Commission File No. 0-16741

                           COMSTOCK RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

           NEVADA                                          94-1667468
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification Number)

              5005 LBJ Freeway, Suite 1000, Dallas, Texas 75244 (Address of principal executive offices including zip code)

                                 (214) 701-2000
                 (Registrant's telephone number and area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.50 Par Value
                        Preferred Stock Purchase Rights
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

As of March 15, 1996, there were 12,956,386 shares of common stock outstanding.

      As of March 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,400,000 (Such amount excludes privately held convertible preferred stock which votes on an as converted basis with common stock.)

                      DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this report is incorporated by reference from registrant's definitive proxy statement for its 1996 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than April 29, 1995).

                           COMSTOCK RESOURCES, INC.

                                   FORM 10-K

                  For the Fiscal Year Ended December 31, 1995

                                   CONTENTS

Part I                                                                    Page

      Item 1.  Business  ..................................................  1
      Item 2.  Properties ................................................. 15
      Item 3.  Legal Proceedings........................................... 15
      Item 4.  Submission of Matters to a Vote of Security Holders......... 15

Part II

      Item 5.  Market for Registrant's Common Equity and Related
                        Stockholder Matters................................ 16
      Item 6.  Selected Historical Financial and Operating Data............ 17
      Item 7.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................ 18
      Item 8.  Financial Statements and Supplementary Data................. 22
      Item 9.  Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure................ 23

Part III

      Item 10. Directors and Executive Officers of the Registrant.......... 24
      Item 11. Executive Compensation...................................... 24
      Item 12. Security Ownership of Certain Beneficial Owners
                    and Management......................................... 24
      Item 13. Certain Relationships and Related Transactions.............. 24



Part IV

      Item 14. Exhibits and Reports on Form 8-K............................ 25

                                    PART I

ITEM 1. BUSINESS

General

    Comstock Resources, Inc. (together with its subsidiaries, the "Company") is an independent oil and gas company primarily engaged in the acquisition, development and production of oil and natural gas properties in the United States. The Company is also engaged in the purchase, gathering, processing and marketing of natural gas. The Company believes that its primary strengths are its ability to add oil and gas reserves at an attractive cost through its oil and gas property acquisition activities and to successfully operate and further develop the properties it has acquired with its low operating cost structure.

    The Company was originally organized as a Delaware corporation in 1919 under the name Comstock Tunnel and Drainage Company for the primary purpose of conducting gold and silver mining operations in and around the Comstock Lode in Nevada. In 1983, the Company was reincorporated under the laws of the State of Nevada. In November 1987, the Company changed its name to Comstock Resources, Inc.

    The Company's oil and gas acquisition, development and production operations are conducted through its wholly owned subsidiaries, Comstock Oil & Gas, Inc., Comstock Oil & Gas -- Louisiana, Inc. and Comstock Offshore Energy, Inc. These companies own working interests in 759 producing oil and gas wells located in Texas, Louisiana, Oklahoma, Nebraska, Arkansas, Mississippi, Kansas and offshore Gulf of Mexico. Comstock Management Corporation, a wholly owned subsidiary, manages the oil and gas properties of Comstock DR II Oil & Gas Acquisition Limited Partnership for the benefit of certain institutional investors. Comstock DR II Oil & Gas Acquisition Limited Partnership owns working interests in 118 producing oil and gas wells in Oklahoma, Texas, Kansas, Wyoming and Louisiana.

    The Company's natural gas marketing and gathering activities are conducted through its wholly owned subsidiary, Comstock Natural Gas, Inc. ("CNG"). CNG has interests in 34 miles of natural gas pipeline in East and South Texas and a gas processing plant in East Texas. CNG markets approximately 127 million cubic feet of gas a day for the Company and other natural gas producers. CNG, through its wholly owned subsidiary Crosstex Pipeline, Inc., serves as managing general partner and CNG holds a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd., which owns 63 miles of natural gas pipeline in East Texas.

Business Strategy

    The Company's principal goal is to maximize its value by profitable growth in oil and gas reserves and production. The Company has been successful in recent years in achieving this goal primarily through its oil and gas acquisition program. Over the last five years the Company has added 188 billion cubic feet ("Bcf") of natural gas and 5.2 million barrels of oil from 15 oil and gas property acquisitions at a cost of 55 cents per equivalent thousand cubic feet ("Mcfe") of natural gas, which compares favorably to the industry average. The Company undertakes workover, recompletion and development drilling activities to further develop the properties it acquires. The Company's gas marketing operations allow it to effectively market its natural gas production at higher prices than it could obtain on a stand alone basis. The Company maintains an efficient and low cost operating structure which allows it to operate and develop the properties it acquires with minimal net overhead cost to the Company. For the year ended December 31, 1995, the Company's net general and administrative expense, after well operating fee income, was 17 cents per Mcfe of production.

Recent Events

    During the first quarter of 1996, the Company entered into agreements to acquire Black Stone Oil Company and the interests of additional working interest owners in certain producing oil and gas properties as well as a substantial interest in undeveloped oil and gas leases located in East Texas for total cash consideration of approximately $102.9 million (the "Black Stone Acquisition"). Black Stone Oil Company is a privately held company based in Houston, Texas and is the operator of and owns interests in the oil and gas properties being acquired. The producing properties to be acquired are located in the Double A Wells field in Polk County, Texas. The properties are currently producing 5,800 barrels of oil a day and 96,000 Mcf of gas a day (1,800 barrels of oil a day and 29,000 Mcf of gas a day, net to the interests being acquired) from the upper Woodbine formation at approximately 14,500 feet. The estimated net proved oil and gas reserves attributable to the interests being acquired are 92 billion cubic feet of natural gas and 5 million barrels of oil as of January 1, 1996, the effective date of the acquisition. Such reserves have estimated future net cash flows of $233 million before income taxes and estimated discounted future net cash flows before income taxes of $140 million. The acquisition is expected to close by May 1, 1996 and to be financed under a $175 million credit facility being provided by the Company's banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity."


             OIL AND GAS ACQUISITION, DEVELOPMENT AND PRODUCTION

Oil and Gas Property Acquisition Activities

    Substantially all of the Company's capital expenditures historically have related to the acquisition of producing oil and gas properties. The Company intends to continue its growth strategy emphasizing reserve additions through its acquisition efforts. The Company may utilize any one or a combination of borrowings under its bank credit facility, issuance of debt securities or equity securities, and internally generated cash flow to finance its acquisition efforts. The Company cannot be assured that sufficient external funds will be available to fund future acquisitions.

    Over the five year period ended December 31, 1995, the Company has completed 15 acquisitions of producing oil and gas properties with an aggregate cost of $122 million. As a result of these acquisitions, the Company has added 219.6 equivalent Bcf of proved oil and gas reserves as summarized in the following table:


                                                          Acquisition
              Acquisition  Proved Reserves When Acquired   Cost Per
                 Cost      -----------------------------   Mcfe When
     Year       (000's)    (MBbls)    (MMcf)     (MMcfe)   Acquired
     ----       -------    -------    ------     -------   --------
     1991      $ 20,862        689     29,868    34,002      $.61
     1992(1)      4,730         44      8,821     9,086       .52
     1993(1)     26,928      2,250     28,349    41,848       .64
     1994        12,970        388     12,744    15,074       .86
     1995        56,081      1,859    108,432   119,585       .47
               --------   --------   --------  --------
               $121,571      5,230    188,214   219,595       .55
               ========   ========   ========  ========

  (1) 1993 Amounts include $22.7 million as acquisition cost and 962 Mbbls of oil and 17,782 Mmcf of gas for the acquisition of Stanford Offshore Energy, Inc. ("Stanford"). The other financial information in this report reflects the historical operations of Stanford accounted for under the pooling of interests method. Prior to its acquisition by the Company, Stanford closed $14.3 of acquisitions in 1993 with reserves of 1,225 Mbbls of oil and 14,550 Mmcf of gas for an acquisition cost per Mcfe when acquired of $.65. In 1992, Stanford completed an acquisition for $8.3 million with reserves of 11 Mbbls of oil and 11,883 Mmcf of gas for an acquisition cost per Mcfe when acquired of $.69.

1991 Acquisitions

    On June 10, 1991, the Company acquired Tidemark Exploration, Inc. for total consideration valued at $1.3 million. The Company also assumed $1.4 million in indebtedness in connection with the acquisition. The acquisition included interests in 190 wells located primarily in Oklahoma and Arkansas.

    On November 7, 1991, the Company acquired interests in 66 producing wells located in 22 fields in Louisiana, Texas, Oklahoma and Arkansas from Goodrich Oil Company and certain other working interest owners for cash of approximately $17.5 million. Major fields purchased in this acquisition include the Ada, Calhoun and Sugar Creek fields in North Louisiana.

1992 Acquisition

    On September 4, 1992, the Company purchased interests in 120 producing wells located primarily in Oklahoma and Arkansas from Liberty Life Insurance Company. The Company paid cash of $3.5 million and exchanged $1.6 million in certain undeveloped oil and gas leases for the properties.

1993 Acquisitions

    In January and April 1993, the Company acquired interests in three fields in Nebraska with ten existing oil and gas wells. The Company issued 490,000 shares of its common stock for the properties valued at $1.5 million.

    During  1993,  the  Company  completed  several  smaller   acquisitions  for
properties in South Louisiana and along the Texas Gulf Coast for a total of $1.6 million in cash and shares of common stock.

    On November 17, 1993, the Company acquired Stanford Offshore Energy, Inc. ("Stanford") through a merger with a wholly owned subsidiary, which now operates under the name Comstock Offshore Energy, Inc. The Stanford stockholders were issued an aggregate total of 1,760,000 shares of common stock of the Company in the merger with a total value of $6.2 million. Stanford had interests in 107 oil and gas wells located in Texas, Offshore Gulf of Mexico, Mississippi, Oklahoma and Kansas. On the date of the merger, Stanford had approximately $16.5 million of indebtedness.

    Stanford had acquired its oil and gas properties in three significant acquisitions in 1992 and 1993. On August 31, 1992, Stanford purchased a working interest in the West Cameron Block 238 field for approximately $8.3 million. Stanford participated in the acquisition with an unaffiliated oil and gas company. Stanford acquired a 90% working interest in the property which reduced to a 45% working interest after Stanford had recovered its adjusted investment. In February and March 1993, Stanford and Tierra Mineral Development, L.C. ("Tierra") acquired working interests in certain producing oil and gas properties for $7.5 million. Major properties acquired include interests in the Mobil David/Chapman Ranch, Mustang Island and East White Point fields located along the Texas Gulf Coast. Pursuant to the acquisition agreement with Tierra, the net revenues from these properties were allocated 90% to the Company and 10% to Tierra until Stanford has recovered its adjusted investment. Thereafter, the future net revenues were to be allocated 60% to Stanford and 40% to Tierra. On July 15, 1993, Stanford purchased interests in the Redmond Creek field in South Texas for approximately $7.4 million.

    On December 24, 1993, the Company acquired Tierra in exchange for $253,000 in cash and the issuance of 283,350 shares of common stock valued at approximately $850,000.

1994 Acquisitions

    On June 8, 1994, the Company acquired interests in five producing gas wells in the Vienna field located near the Texas Gulf Coast for $7.3 million in cash.

    On July 22, 1994, the Company exchanged one million shares of its newly issued preferred stock, with a par value of $10 million and an estimated market value of $8 million, and $10,150,000 cash to repurchase certain production payments previously conveyed by the Company to a major natural gas company in November 1991 in connection with the $17.5 million acquisition from Goodrich Oil Company completed in 1991. The Company had a remaining obligation to deliver
10.7 Bcf of natural gas under a volumetric production payment and had an obligation to repay $2.5 million under a monetary based production payment.

    On September 30, 1994, the Company acquired certain net profits and overriding royalty interests from MG Trade Finance Corp., the lender under Stanford's credit facility, for cash of $800,000.

    On December 23, 1994, the Company acquired interests in oil and gas properties together with gas gathering facilities and a gas processing plant located in the Texas Gulf Coast area for cash of $5.5 million. The oil and gas properties were acquired for $5 million and included interests in the El Campo field in Wharton County, Texas.

1995 Acquisitions

    On May 15, 1995, the Company purchased interests in 14 producing offshore oil and gas properties located in Louisiana state waters in the Gulf of Mexico for cash of $8.2 million. The acquisition included interests in the Ship Shoal Block 66 field, the Main Pass Block 21 field and the Main Pass Block 25 field.

    On July 31, 1995, the Company purchased interests in certain producing oil and gas properties and natural gas gathering systems located in East Texas and North Louisiana from Sonat Inc. for cash of $50.6 million. The Company acquired interests in 319 oil and gas wells for $49.1 million along with interests in gas gathering systems for $1.5 million. The acquisition included interests in the Logansport, Beckville, Waskom, Longwood, Blocker, Simsboro and Hico Knowles fields in East Texas and North Louisiana.

    During 1995, the Company acquired a 74% working interest in the Lake LaRose field in South Louisiana for approximately $1 million.

1996 Acquisitions

    The Company does not have a specific acquisition budget as the timing and size of acquisitions are difficult to forecast. The Company constantly reviews acquisition possibilities and anticipates making additional acquisitions in 1996. At the present time the Company has no commitments with respect to any significant acquisitions, other than for the pending $102.9 million Black Stone Acquisition.

Production

    At December 31, 1995, the Company owned producing properties in seven states, with its proved reserves located primarily in four core areas: East Texas/North Louisiana, Texas Gulf Coast, Offshore Gulf of Mexico and South Louisiana. At December 31, 1995, the Company operated 373 producing wells and also owned non-operated interests in 386 producing wells.

    The following table summarizes the Company's proved oil and gas reserves in its 20 largest fields at December 31, 1995. These fields represent approximately 85% of the Company's proved reserves on such date.
                                                                  Discounted
                                                      Future Net  Future Net
                              Net Oil     Net Gas     Cash Flows  Cash Flows
   Field                      (MBbls)      (Bcf)       (000s)       (000s)
   -----                      -------      -----       ------       ------

                           EAST TEXAS/NORTH LOUISIANA

Logansport                         94        23.5   $ 30,059     $ 16,643
Beckville                         176        25.4     32,970       14,581
Waskom                            289        19.4     23,421       12,039
Longwood                          110        13.2     17,214        9,797
Blocker                            66        14.5     17,547        9,628
Ada                                13         5.2      9,940        7,082
Sugar Creek                        81         6.6     10,905        4,575
Calhoun                            32         2.0      4,181        3,446
Simsboro                            5         4.0      6,140        3,086
Hico Knowles                       57         2.9      4,692        2,977
Other                              12         9.0     12,818        5,916
                             --------   ---------   ---------   ---------
                                  935       125.7    169,887       89,770
                             --------   ---------   ---------   ---------

                                TEXAS GULF COAST

Vienna                             -          4.4      7,268        4,666
Mobil David/
     Chapman Ranch                161         2.6      5,689        4,079
El Campo                          149         2.9      6,155        4,034
Mustang Island                     94         3.0      5,383        3,905
East White Point                  490         2.7     10,408        3,736
Redmond Creek                     148         1.5      4,317        3,247
Other                              66         0.7      1,470          779
                             --------   ---------   ---------   ---------
                                1,108        17.8     40,690       24,446
                             --------   ---------   ---------   ---------

                            OFFSHORE GULF OF MEXICO

Ship Shoal 66                     410         0.3      6,388        5,348
West Cameron
Block 238                           4         4.6      5,941        5,163
Main Pass
Blocks 21/25                      513         0.6      5,668        4,256
                             --------   ---------   ---------   ---------
                                  927         5.5     17,997       14,767
                             --------   ---------   ---------   ---------

                                SOUTH LOUISIANA

Lake LaRose                        38         4.2      8,182        3,920
Other                              43         2.5      4,332        2,851
                             --------   ---------   ---------   ---------
                                   81         6.7     12,514        6,771
                             --------   ---------   ---------   ---------
Other Areas                       728        17.5     23,854       12,538
                             --------   ---------   ---------   ---------

Total Oil & Gas Reserves        3,779       173.2   $264,942     $148,292
                             ========   =========   ========    =========

    Logansport. The Company operates 45 wells and owns interests in 18 non-operated wells in the Logansport field area, which includes wells in the Belle Bower, Canadian Bayou, Grand Cane, Logansport and Spider fields, all of which are located in DeSoto Parish, Louisiana. The Logansport field area produces from multiple zones in the Hosston formation. The Company's average working interest at Logansport in operated wells is 68% and 26% in the non-operated wells. Daily production from the field net to the Company's interest is approximately 5,000 Mcf of gas and 26 barrels of oil.

    Beckville. The Company operates 47 wells with an average working interest of 51% in the Beckville area. The Company also owns interests in two non-operated wells with an average working interest of 5%. The Beckville Area includes properties from several fields - Beckville, Beckville North, Carthage, Oakhill, and Tatum located in Panola, Rusk, and Harrison Counties, Texas. The predominate reservoir is the Jurassic aged Cotton Valley. The Cotton Valley can be subdivided into Upper, Middle, and Lower sand intervals with primary production coming from the Lower Cotton Valley. Daily production from the Beckville area net to the Company's interest is approximately 3,000 Mcf of gas and 46 barrels of oil.

    Waskom. The Company has interests in 43 operated wells with an average working interest of 58% in the Waskom field located in Harrison County, Texas as well as interests in 41 non-operated wells with an average working interest of 9%. The principal producing zones are Pettit, Travis Peak and Cotton Valley. Daily production net to the Company's interest is approximately 2,800 Mcf of gas and 58 barrels of oil.

    Longwood. The Company operates 27 wells and has interest in two non-operated wells in the Longwood field, in Caddo Parish, Louisiana and in Harrison County, Texas. The Company's average working interest in the operated wells is 73% and 11% in the non-operated wells. The production in Longwood Field is from the Travis Peak and Hosston formations. Daily production net to the Company's interest is approximately 1,700 Mcf of gas and 80 barrels of oil.

    Blocker. The Company has 18 operated wells with an average working interest of 87% and two non-operated wells with an average working interest of 64% in the Blocker field located in Harrison County, Texas. The predominate reservoirs in this field are the Jurassic aged Cotton Valley sands. Daily production net to the Company's interest is approximately 2,500 Mcf of gas and 20 barrels of oil.

    Ada. The Company has a 35% working interest in the Hamner No. 1 gas unit located in the Ada field. The Company operates three producing wells in this unit located in Bienville Parish, Louisiana. The wells produce from the Hosston A and B formations. Daily production net to the Company's interest is approximately 3,200 Mcf of gas and 9 barrels of oil.

     Sugar Creek. The Company has an average 34% working interest in 14 wells in the Sugar Creek field in Claiborne Parish, Louisiana. Production ranges from approximately 4,300 feet to 8,300 feet, with most of the production attributed to the Kilpatrick Lime, James, Pettit, Hosston and Cotton Valley sands. Daily production net to the Company's interest is approximately 600 Mcf of gas and 22 barrels of oil.

    Calhoun. The Calhoun field is located in Jackson and Ouachita Parish, Louisiana. The Company has a 24% working interest in three wells in the Calhoun field producing from the Cadeville sand. Daily production from this field net to the Company's interest is approximately 1,600 Mcf of gas and 44 barrels of oil.

    Simsboro. The Company operates four wells in West Simsboro and Simsboro fields located in Lincoln Parish, Louisiana and has an interest in six non-operated wells. The primary producing zone is the Hosston formation. The average working interest in the operated wells is 40%. The average working interest in the non-operated wells is 8%. Daily production net to the Company's interest is approximately 1,100 Mcf of gas and 2 barrels of oil.

    Hico Knowles. The Company has on average 59% working interest in eight operated wells and an average 17% working interest in 10 non-operated wells in the Hico Knowles field in Lincoln Parish, Louisiana. The principal producing horizons in the Hico Knowles field are the James, Woodruff, Hosston and Cotton Valley formations. Daily production net to the Company's interest is approximately 500 Mcf of gas and 13 barrels of oil.

    Vienna. The Company owns 100% working interest in four operated wells in the Vienna field in Lavaca County, Texas. The wells produce from Frio sands at 3,000 feet. Daily production net to the Company's interest is approximately 700 Mcf of gas and 1 barrel of oil.

    Mobil David/Chapman Ranch. The Company owns an average 96% working interest in three operated wells and an average 41% interest in five non-operated wells in the Mobil David and Chapman Ranch fields in Nueces County, Texas. The wells produce from Miocene and Frio sands formation from 5,600 feet to 10,200 feet. Daily production net to the Company's interest is approximately 800 Mcf of gas and 16 barrels of oil.

    El Campo. The Company owns an average 30% working interest in 11 wells in the El Campo field in Wharton County, Texas. The wells produce from the Yegua formation at approximately 10,500 feet. Daily production net to the Company's interest is approximately 800 Mcf of gas and 78 barrels of oil.

    Mustang Island. The Company owns an average 47% working interest in 11 wells in the Mustang Island field in Nueces County, Texas. The wells produce from Miocene and Frio sands from approximately 6,500 and 8,500 feet. Daily production net to the Company's interest is approximately 900 Mcf of gas and 32 barrels of oil.

    East White Point. The Company owns 100% working interest in six operated wells at East White Point in Nueces Bay off of the Texas Gulf Coast. The wells produce from Miocene and Frio formation from 1,800 to 11,000 feet. Daily production net to the Company's interest is approximately 600 Mcf of gas and 1 barrel of oil.

    Redmond Creek. The Company owns an average 46% working interest in four prolific Yegua sand oil and gas wells in Liberty County, Texas. Daily production net to the Company's interest is approximately 1,100 Mcf of gas and 139 barrels of oil.

    Ship Shoal Block 66. The Company owns a 16% working interest in four wells in the Ship Shoal Block 66 field located in Terrebonne Parish, Louisiana, approximately two miles offshore in state waters in the Gulf of Mexico. Daily production net to the Company's interest is approximately 225 Mcf of gas and 245 barrels of oil.

    West Cameron Block 238. The Company owns a 45% working interest in seven producing offshore gas wells in federal waters in the Gulf of Mexico off the coast of Louisiana. Daily production net to the Company's interest is approximately 4,100 Mcf of gas and 8 barrels of oil.

    Main Pass Blocks 21 and 25. The Company has a 24% working interest in the Main Pass Block 21 field. The field is located in Louisiana state waters 12 miles east of the Plaquemines Parish, Louisiana shore. There are currently ten wells producing from formations between 5,000 feet and 8,100 feet. The Company has a 33% working interest in the Main Pass Block 25 Field located ten miles east of the Plaquemines Parish, Louisiana shore in a water depth of 12 feet. There are currently four producing wells in which the Company owns interests. Daily production in both Main Pass Blocks 21 and 25, net to the Company's interest, is approximately 400 Mcf of gas and 234 barrels of oil.

    Lake LaRose. The Company has a 74% working interest in two wells in this field located in St. Martin Parish, Louisiana. The wells produce from Frio (Hackberry) zones at approximately 12,700 feet. The major well in the field is currently undergoing a workover to correct a down hole problem. Daily production net to the Company's interest is expected to return to 1,100 Mcf of gas and 15 barrels of oil upon completion of the workover.

Acreage

    The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1995. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                  Developed          Undeveloped
                               ---------------     ---------------
                               Gross       Net     Gross       Net
                               -----       ---     -----      ----

        Arkansas              12,313        764     -          -
        Kansas                 2,228      1,709     -          -
        Louisiana             77,756     57,259       296         48
        Mississippi            1,360        210     -          -
        Nebraska               2,000      1,500     -          -
        Oklahoma              59,402     24,236     -          -
        Texas                166,694    124,517    62,916     50,303
        Federal Offshore      12,160      5,760     -          -
                             -------    -------   -------   --------
           Total Acreage     333,913    215,955    63,212     50,351
                             =======    =======   =======   ========

Title

    Title to the Company's oil and gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due, and other minor encumbrances. All of the Company's oil and gas properties are pledged as collateral for the Company's bank credit facility. As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, or by payment of delay rentals.

Recent Drilling Activities

    During the three year period ended December 31, 1995, the Company drilled or participated in the drilling of development and exploratory wells as set forth in the table below:

                                   Year Ended December 31,
                          1993                 1994               1995
                   ------------------   ----------------  ------------------
                    Gross       Net      Gross     Net      Gross      Net
Development Wells:
Oil                    14       1.69       -        -          2       .48
Gas                     2        .44        2      .60         9      2.41
Dry                     5       1.19       -        -          2       .75
                   ------     ------   ------   ------    ------    ------
                       21       3.32        2      .60        13      3.64
                   ------     ------   ------   ------    ------    ------

Exploratory Wells:
Oil                    -        -         -       -          -         -
Gas                    -        -         -       -          -         -
Dry                     5        .80      -       -          -         -
                   ------     ------   ------  ------     ------    ------
                        5        .80      -       -          -         -
                   ------     ------   ------  ------     ------    ------
Total Wells            26       4.12        2     .60         13      3.64
                   ======     ======   ======  ======     ======    ======

    Subsequent to December 31, 1995, the Company drilled two gas development wells (1.02 net wells). One well is currently being completed while the second well is in the process of drilling.

Producing Well Summary

    The following table sets forth the gross and net producing oil and gas wells in which the Company owned an interest at December 31, 1995, excluding shut in wells that are awaiting further evaluation or abandonment.

                                      Oil                Gas
                                Gross       Net    Gross      Net
                                -----       ---    -----     -----
        Arkansas                    1       .06       17      1.12
        Kansas                      3      2.55        1       .83
        Louisiana                  22     14.14      189     89.58
        Mississippi                 1       .06        2       .32
        Nebraska                    7      5.25        4      3.00
        Oklahoma                    3       .45      117     53.81
        Texas                     119     56.91      250    157.28
        Federal Offshore           -       -          23     10.35
                               ------    ------   ------    ------
           Total Wells            156     79.42      603    316.29
                               ======    ======   ======    ======

Oil and Gas Reserves

    The Company's independent petroleum consultants have estimated the proved reserves of the Company's oil and gas properties as of December 31, 1995, at 173,165,000 Mcf of gas and 3,779,000 barrels of oil. Such reserves have estimated future net cash flows of approximately $265 million before income taxes with estimated discounted cash flows, using a 10% discount factor, of approximately $148 million. The future cash flows have been reduced by approximately $39 million attributable to future development costs of proved reserves. Proved developed reserves have been estimated at 130,375,000 Mcf of gas and 2,562,000 barrels of oil. The estimates of the Company's proved oil and gas reserves were prepared by the independent reserve engineering firm of Lee Keeling and Associates, Inc.

    There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth above represents only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

    In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in acquiring or developing additional reserves.

    For additional information concerning the discounted future net cash flows to be derived from these reserves, see Note 14 to the Consolidated Financial Statements included elsewhere herein.

    The Company's estimates of reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Volumes, Prices and Lifting Costs

    The following table sets forth certain information regarding the Company's volumes, average prices received, and lifting costs associated with its sales of oil and gas during each year in the three-year period ended December 31, 1995.

                                         Year Ended December 31,
                                          1993       1994        1995
                                      -----------  ---------- -----------
      Net Production:
         Oil (Bbl)                        278,405     262,723     355,520
         Gas (Mcf)                      8,513,822   6,513,655   9,296,832
         Mcfe                          10,184,252   8,089,993  11,429,952
      Average Sales Prices:
         Oil ($/Bbl)                       $16.22      $15.22      $16.81
         Gas ($/Mcf)                       $ 2.03      $ 1.97      $ 1.73
      Average Lifting Costs ($/Mcfe) (1)   $  .66      $  .75      $  .65

      -------
      (1)  Includes  the cost of labor;  repairs and  maintenance;  material and
           supplies;   operator  overhead  charges;   insurance;  and  property,
           production and severance taxes.

Markets

     General. The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

     Oil Sales. All of the Company's oil production is sold at the well site on an "as produced" basis at posted field prices tied to the spot oil markets.

    Gas Sales. Substantially all of the Company's gas production is sold on the spot gas market on a month to month basis at prevailing spot market prices or sold under long-term contracts based on current spot market gas prices. The Company enters into natural gas price swap agreements to reduce its exposure to gas price fluctuations.

Customers

    During the year ended December 31, 1995, no single purchaser or group of affiliated purchasers accounted for more than 10% of the Company's total oil and gas revenues for 1995.

Competition

    The oil and gas industry is highly competitive. Competitors include major oil companies, other independent oil and gas companies, and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company. The Company faces intense competition for the acquisition of producing oil and gas properties that are being divested by major and independent oil and gas companies.

Regulation

    The Company's operations are regulated by certain federal and state agencies. In particular, oil and natural gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and natural gas industry. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition.

    The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for a variety of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company does not anticipate that it will be required in the near future to expend amounts that are material to the Company's financial position or results of operations by reason of environmental laws and regulations. Because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

    The Company believes that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response,
Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others engaged in the oil and gas industry, could be liable for the release of any hazardous substances. Although the Company has not been subject to the imposition of "clean-up" orders by the government, the potential for sudden and unpredictable liability for environmental problems is a consideration of increasing importance to the Company and the oil and gas industry as a whole.

    The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. The Company provides reserves for the estimated costs of plugging and abandoning its wells on a unit of production basis.

                 NATURAL GAS GATHERING, PROCESSING AND MARKETING

    The Company's natural gas gathering, processing and marketing operations are conducted through its wholly owned gas pipeline and marketing subsidiary, Comstock Natural Gas, Inc. ("CNG"). CNG was formed in June 1994 to provide natural gas marketing services to the Company and to small and medium-sized independent producers on a fee or margin basis. CNG is also involved in the brokerage of natural gas and in the acquisition, development and operation of natural gas gathering and processing facilities.

    The following table shows CNG's approximate average daily sales volumes for each quarter of 1995.
                                                     Daily Sales
                                                        (Mcf)
                                                     -----------
                  First Quarter                         96,000
                  Second Quarter                       105,000
                  Third Quarter                        100,000
                  Fourth Quarter                       127,000

    Supply

    As of December 31, 1995, CNG's supply base was comprised of more than 60 producers representing natural gas production from approximately 650 wells. The natural gas is marketed and transported on more than 30 intrastate and interstate pipelines. CNG's average daily natural gas sales volumes transported by major pipelines are as follows:

                                                     Daily Sales
                                                        (Mcf)
                                                     -----------
                  Tennessee Gas Pipeline Co.            22,000
                  Texas Eastern Transmission Corp.      15,000
                  Lone Star Gas Co.                     13,000
                  ANR Pipeline Co.                       7,000
                  Natural Gas Pipeline Co. of America    7,000

    Excluding 26,000 Mcf per day of natural gas marketed by CNG for the Company, which represents approximately 20% of the total volume marketed by CNG, no one producer accounted for more than 10% of CNG's natural gas supply.

    Sales

    During 1995, approximately 93% of CNG's gas marketing sales were to independent and pipeline affiliated marketing companies. The remaining volumes were sold to local distribution companies and industrial end users. During 1995, sales to MG Natural Gas Company, an independent marketing company, accounted for approximately 18% of CNG's gas marketing sales. No other customer accounted for more than 10% of CNG's gas marketing sales.

    Gas Gathering and Processing

    As of December 31, 1995, CNG owned interests in five wellhead natural gas gathering systems and a natural gas processing plant located in East and South Texas. The five wellhead natural gas gathering systems include 34 miles of pipeline and have a throughput capacity of approximately 60 million cubic feet a day. Current throughput is approximately 10 million cubic feet a day. Natural gas gathering is performed by CNG for a fee based on volume transported. CNG has a 40% interest in a refrigerated lean oil gas processing plant in East Texas with a capacity of 25 million cubic feet per day. The plant is currently operating at capacity. An expansion of the plant is in progress which will increase plant capacity to approximately 50 million cubic feet per day. Plant throughput upon completion of expansion is projected to be 45 million cubic feet per day.

    CNG also owns the managing general partner interest and a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. ("Crosstex"). Crosstex owns five gathering systems consisting of 63 miles of natural gas pipeline located in East Texas. The systems serve 126 wells and have a capacity of 65,000 Mcf per day and a current throughput of 21,000 Mcf per day.

    Competition

    The deregulation of natural gas has led to the emergence of over 300 marketing companies in the United States and intense competition for the brokerage of natural gas between producers and consumers. Competitors include major integrated oil and gas companies, independent and pipeline affiliated marketing companies, and regional natural gas gatherers, brokers and marketers of varying sizes. Many of the competitors have capital resources significantly greater than that of CNG's and control substantially greater supplies of natural gas than CNG.

    Regulation

    CNG's natural gas marketing activities are not regulated by the Federal Energy Regulatory Commission ("FERC") or any state public utility commissions. CNG's marketing activities and the revenues it receives under sales agreements are affected by regulatory events and competitive forces in the natural gas markets. Through the issuance of Orders 436, 500 and 636, FERC is endeavoring to increase competition in natural gas markets by eliminating or changing many of the procedures associated with the interstate pipelines' traditional role as wholesale merchants of natural gas in order that all natural gas suppliers will have a full and fair opportunity to compete in all markets. The Company cannot predict what ultimate effect the FERC orders will have on its marketing activities.

                        OFFICE AND OPERATIONS FACILITIES

    The Company leases office space in Dallas, Texas. The Dallas lease covers 13,525 square feet at a monthly rate of $18,475 during 1996. The lease expires on September 30, 1999.

    The Company also owns or leases four production offices and yard facilities in Marshall, Bay City and Dumas, Texas and in Woodward, Oklahoma.

                        EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information as of March 15, 1996 concerning the executive officers of the Company.

                                   Served As
                                  An Officer
         Name               Age     Since          Position with Company
         ----               ---     -----          ---------------------

M. Jay Allison              40       1987    President, Chief Executive Officer
                                               and Director

Roland O. Burns             36       1990    Senior Vice President, Chief
                                               Financial Officer, Secretary and
                                               Treasurer

James L. Menke              44       1994    Vice President of Operations


     M. Jay Allison has been a director of the Company since 1987, and President and Chief Executive Officer of the Company since 1988. From 1987 to 1988, Mr. Allison served as Vice President and Secretary of the Company. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison, in 1983, co-founded a private independent oil and gas company, Midwood Petroleum, Inc., which was active in the acquisition and development of oil and gas properties from 1983 to 1987. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison currently is serving on the Board of Trustees of Howard Payne University in Brownwood, Texas.

    Roland O. Burns has been Senior Vice President of the Company since 1994, Chief Financial Officer and Treasurer since 1990 and Secretary since 1991. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen LLP. During his tenure with Arthur Andersen LLP, Mr. Burns worked primarily in the firm's oil and gas audit practice. Mr. Burns received a Masters and a Bachelors degree of Accountancy from the University of Mississippi in 1982 and is a Certified Public Accountant in the State of Texas.

    James L. Menke has been Vice President of Operations of the Company since April 1994. From 1987 to 1994, Mr. Menke was Manager of Engineering for Atropos Exploration Company. From 1973 to 1986, Mr. Menke held engineering positions with Pennzoil Company, Gruy Management Services Company, Maynard Oil Company, and Santa Fe Minerals. Mr. Menke received a B.S. degree in Petroleum Engineering from Texas A & M University in 1973 and is a Registered Professional Engineer in the State of Texas.

    Messrs. Allison and Burns each have one year employment agreements in their current positions with the Company which expire June 30, 1996, unless earlier terminated for good cause. Subject to such employment agreements, officers are elected annually by the Board of Directors of the Company and may be removed at any time by the Board of Directors. There are no family relationships among the executive officers and there are no other arrangements or understandings pursuant to which any of them were elected as officers.

                                  EMPLOYEES

    At December 31, 1995, the Company had 54 employees and utilized contract employees for certain of its oil field operations. The Company considers its employee relations to be satisfactory.

ITEM 2. PROPERTIES

    See Item 1 "Business" for the required disclosures concerning the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings which management believes will have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company's common stock is listed for trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "CMRE." The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices, closing price and total volume by calendar quarter for the periods indicated as reported by the Nasdaq Stock Market. Such prices represent inter-dealer prices without retail markup, markdown, or commission.
                                                                  Volume
                               High        Low        Close       (000s)
                               ----        ---        -----       ------
      1994 -   First Quarter  $5.75      $3.00       $3.56        11,799
               Second Quarter  4.25       2.94        3.81         6,348
               Third Quarter   4.56       3.00        3.34         4,895
               Fourth Quarter  3.62       2.81        3.31         3,890

      1995 -   First Quarter   3.69       2.75        3.50         4,833
               Second Quarter  4.94       3.38        3.94         9,614
               Third Quarter   4.88       3.75        4.38         6,518
               Fourth Quarter  5.63       4.00        5.63         7,179

    As of March 15, 1996, the Company had 12,956,386 shares of common stock outstanding, which were held by 1,772 holders of record and approximately 2,000 beneficial owners who maintain their shares in "street name" accounts.

    The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is limited under its bank credit agreement and the provisions of its several outstanding preferred stock series from paying or declaring cash dividends.

ITEM 6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

    The historical financial data presented in the table below for and at the end of each of the years in the five-year period ended December 31, 1995 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Company's Consolidated
Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
                                             Year Ended December 31,
                                    1991     1992    1993     1994       1995
                                    ----     ----    ----     ----       -----
                                    ($ in thousands, except per share data)
INCOME STATEMENT DATA (a):
  Revenues:
   Oil and gas sales              $ 2,710  $ 10,680 $21,805  $16,855    $22,091
   Gas marketing                     -        -        -      14,957     50,078
   Gas gathering and processing       153       213     107       72        600
   Gain on sales of property          106     -         111      328      2,608
   Other income                       160       220     430      442        291
                                   ------    ------  ------   ------     ------
                                    3,129    11,113  22,453   32,654     75,668
                                   ------    ------  ------   ------     ------
  Costs and expenses:
   Lease operating (b)              1,572     3,150   6,673    6,099      7,427
   Gas marketing                     -         -       -      14,521     48,909
   Gas gathering and processing       120       159      91       11        209
   General and administrative, net  2,089     1,485   1,834    1,823      1,979
   Depreciation, depletion and
          amortization              1,758     3,759   8,334    7,390      8,613
   Impairment of oil and
          gas properties             -          -       -        -       29,150
   Interest                           449     1,037   2,184    2,869      5,542
   Other expenses                     701       -       423      -         -
                                  -------    ------  ------   ------   --------
                                    6,689     9,590  19,539   32,713    101,829
   Income (loss) before
          income taxes             (3,560)    1,523   2,914      (59)   (26,161)
   Provision for income taxes        -          -       -        -         -
                                  -------    ------  ------   ------   --------
   Income (loss) before
          extraordinary items      (3,560)   1,523    2,914      (59)   (26,161)
   Preferred stock dividends         -         (56)    (173)    (818)    (1,908)
                                  -------    ------  ------   ------   --------
   Net income (loss) attributable
          to common stock          (3,560)   1,467    2,741     (877)   (28,069)
   Extraordinary loss                -        -        (417)    (615)     -
                                  -------   ------   ------   ------   --------
   Net income (loss)              $(3,560)  $1,467   $2,324  $(1,492)  $(28,069)
                                  =======   ======   ======   ======   ========
   Weighted average common
          shares outstanding       7,006     8,180   10,762    12,065    12,546
Earnings Per Share:
   Net income (loss) before
     extraordinary items         $  (.51)  $   .18   $  .25  $   (.07)  $ (2.24)
   Net income (loss) after
     extraordinary items            (.51)      .18      .22      (.12)    (2.24)
Cash Flow Data:
  Cash provided (used) by:
    Operating activities         $  (583)  $(1,020) $16,488    $ 7,376  $  8,407
    Investing activities         (18,110)  (12,472) (17,415)   (23,972) (58,725)
    Financing activities          19,809    12,910      790     19,266    48,809

BALANCE SHEET DATA (end of period):
   Property and equipment, net   $44,784   $53,474  $66,068    $77,989  $102,116
   Total assets                   51,944    66,185   74,095     91,571   120,099
   Total debt                      7,843    19,164   21,930     37,932    71,811
   Stockholders' equity           18,850    23,110   27,646     41,205    30,128

                                            Year Ended December 31,
                                     1991      1992      1993     1994     1995
                                     ----      ----      ----     ----     ----
                                     ($ in thousands, except per share data)
SELECTED OPERATING DATA: (a)
  Production:
   Oil (MBbls)                          86       131      278      263       356
   Gas (MMcf)                          721     4,387    8,514    6,514     9,297
   Gas equivalent (MMcfe)            1,235     5,171   10,184    8,090    11,430
  Average sales prices:
   Oil (per Bbl)                    $20.38    $19.22   $16.22   $15.22    $16.81
   Gas (per Mcf)                      1.28      1.86     2.03     1.97      1.73
  Production costs (per Mcfe) (b)     1.27       .61      .66      .75       .65
  Proved reserves (end of period):
   Oil (MBbls)                       3,022     2,259    6,111    5,119     3,779
   Gas (MMcf)                       77,733    76,061   74,363   92,840   173,165
   Total proved reserves (MMcfe)    95,864    89,618  111,028  123,554   195,840
   Proved developed reserves(MMcfe) 24,349    37,092   52,838   71,851   145,750
   Annual reserve replacement
     ratio (c)                        (9.5)       .9      3.4      2.5       7.3
   Estimated reserve
     life (in years) (d)              77.6      17.3     10.9     15.3      17.1
   Present value of estimated future
      net revenues before income
      taxes (discounted at 10%)    $53,627   $45,447 $ 60,952  $78,744  $148,292
   Standardized measure of
      discounted future net
      cash flows                    36,388    45,335   60,757   78,481   146,506

--------
(a)Significant acquisitions of producing oil and gas properties affect the comparability of the historical financial and operating data for the periods presented above.

(b)Includes lease  operating  costs and  production  and ad valorem taxes.

(c)The annual reserve replacement ratio is a percentage determined on an Mcfe basis by dividing the estimated reserves added during a year from acquisitions of proved reserves, extensions, discoveries and revisions of previous estimates, excluding property sales, by the oil and gas produced during that year.

(d)Estimated reserve life is calculated on a Mcfe basis by dividing the total estimated proved reserves at year-end by the total production during the year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    The Company's results of operations have been significantly impacted by its success in acquiring producing oil and gas properties. Fluctuations in oil and gas prices have also significantly affected the Company's financial results.

    Relatively minor changes in natural gas prices can significantly impact the Company's results of operations and cash flow and could significantly impact the Company's borrowing base under its bank credit facility. Based on the 1995 operating results, a change in the average natural gas price realized by the Company of 10 cents per Mcf would result in a change in net income and cash flow of approximately $879,000 or 7 cents per share.

    The following table reflects the Company's oil and gas production and its average oil and gas prices for the periods presented:

                                   Years Ended December 31,
                                   1993      1994      1995

               PRODUCTION:
                 Oil (MBbls)        278       263       356
                 Gas (MMcf)       8,514     6,514     9,297

               AVERAGE PRICES:
                 Oil (per Bbl)   $16.22    $15.22    $16.81
                 Gas (per Mcf)   $ 2.03    $ 1.97    $ 1.73

    Average oil and gas prices received by the Company fluctuate generally with changes in the posted prices for oil and spot market prices for gas. The Company's average gas price for 1995 was 12 percent below the same period in 1994, due primarily to the decline in the average spot market prices for gas. The Company achieved a 6 percent higher gas price in 1995 due to a natural gas price swap agreement which the Company utilized to hedge 25 percent of its 1995 natural gas production. The Company experienced a 10 percent increase in its average oil price in 1995 compared to the same period in 1994. The Company experienced a 3 percent decrease in its average gas price and a 6 percent decrease in its average oil price in 1994 compared to 1993.

    In 1996, the Company to date has entered into positions to hedge 2,905,000 MMBtu of its 1996 gas production at an average price of $1.90 per Mmbtu. The Company has included delivery point basis adjustments in its 1996 gas price swap agreements.

Year to Year Comparisons

   Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

    The Company reported a loss of $26.2 million before preferred stock dividends of $1.9 million for the year ended December 31, 1995, as compared to a loss of $59,000 before preferred stock dividends of $818,000 for the year ended December 31, 1994. The loss in 1995 is attributable to the adoption of a new accounting standard in the fourth quarter of 1995. The Company recorded an impairment of its oil and gas properties of $29.2 million relating to the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The 1995 results also include a $2.6 million gain from the sale of a gas processing plant for $3 million in 1995.

    Oil and gas sales increased $5.2 million (31 percent), to $22.1 million in 1995 from $16.9 million in 1994 due primarily to a 43 percent increase in gas production and a 35 percent increase in oil production. The production increases related primarily to production from certain oil and gas property acquisitions completed in late 1994 and in 1995. The production increases were partially offset by a 12 percent decrease in the Company's average gas price. The Company's average oil price for the period increased by 10 percent.

    Gas marketing net margins (revenues less expenses) increased $733,000 (168 percent) to $1,170,000 in 1995 from $437,000 in 1994 due primarily to a full year of gas marketing operations in 1995 as compared to only seven months of operations in 1994. The average margin per Mcf sold was $.032 in 1995 as compared to $.041 in 1994.

    Gas gathering and processing net margins (revenues less expenses) increased $329,000 (536 percent) to $390,000 in 1995 from $61,000 in 1994 due primarily to acquisitions of certain gathering and processing assets in late 1994 and in 1995.

    Other income decreased $152,000 (34 percent) to $290,000 in 1995 from $442,000 in 1994.

    Lease operating expenses, including production taxes, increased $1.3 million (22 percent) to $7.4 million in 1995 from $6.1 million in 1994 due primarily to the 41 percent increase in oil and gas production (on an equivalent Mcf basis) resulting from the property acquisitions previously discussed. Lease operating expenses per Mcfe produced decreased 15 percent to $.65 in 1995 from $.75 in 1994.

    General and administrative expenses increased $156,000 (9 percent) to $2 million in 1995 from $1.8 million in 1994 due primarily to the addition of personnel associated with the Company's commencement of gas marketing operations in June 1994.

    Depreciation, depletion and amortization increased $1.2 million (17 percent) to $8.6 million in 1995 from $7.4 million in 1994 due primarily to the 41 percent increase in oil and gas production (on an equivalent Mcf basis). Amortization per Mcfe produced decreased 18 percent to $.72 in 1995 from $.88 in 1994.

    Interest expense increased $2.7 million (93 percent) to $5.5 million in 1995 from $2.8 million in 1994 due primarily to an increase in the average outstanding advances under the Company's bank credit facility and an increase in interest rates. The average annual interest rate paid under the bank credit facility was 10.5 percent in 1995 as compared to 8.6 percent in 1994.

   Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

    The Company reported a loss of $59,000 before preferred stock dividends of $818,000 for the year ended December 31, 1994, as compared to income of $2.9 million before preferred stock dividends of $173,000 in 1993. A decrease in the Company's oil and gas production of 21 percent (on an equivalent Mcf basis) accounted for the decline in earnings. The production decrease was related to a reduction in the Company's ownership interest in the West Cameron Block 238 field from 90 percent in 1993 to 45 percent in 1994.

    Oil and gas sales decreased $4.9 million (23 percent), to $16.9 million in 1994 from $21.8 million in 1993 due primarily to a 23 percent decrease in gas production. Oil production increased 6 percent in 1994. Sales were also impacted by a 3 percent decrease in gas prices and a 6 percent decrease in oil prices. The gas production decline related primarily to the decrease in the ownership interest in the West Cameron property to 45 percent from 90 percent.

    Gas marketing net margins (revenues less expenses) reported in 1994 were $437,000 which related to the commencement of gas marketing operations by the Company in June 1994. The average margin per Mcf sold was $.041 in 1994.

    Gas gathering net margin (revenues less expenses) was $61,000 in 1994 which relates to certain gas gathering assets acquired in September 1994. The gas gathering net margin of $17,000 in 1993 related to a gas gathering system in Oklahoma which the Company sold in 1993.

    Other income increased $13,000 (3 percent) to $442,000 in 1994 from $430,000 in 1993.

    Lease operating expenses, including production taxes, decreased $575,000 (9 percent) to $6.1 million in 1994 from $6.7 million in 1993 due primarily to the 21 percent decrease in oil and gas production (on an equivalent Mcf basis) as discussed above. Lease operating expenses per equivalent Mcf produced increased 14 percent to $.75 in 1994 from $.66 in 1993.

    General and administrative expenses of $1.8 million in 1994 were comparable to general and administrative expenses in 1993.

    Depreciation, depletion and amortization decreased $900,000 (11 percent) to $7.4 million in 1994 from $8.3 million 1993 due primarily to the 21 percent decrease in oil and gas production (on an equivalent Mcf basis). Amortization per Mcfe produced increased 13 percent to $.88 in 1994 as compared to $.78 in 1993.

    Interest expense increased $686,000 (31 percent) to $2.9 million in 1994 from $2.2 million in 1993 due primarily to an increase in the average outstanding advances under the Company's bank credit facility partially offset by lower average interest rates in 1994.

Capital Expenditures

    The Company's annual capital expenditure activity for the last three years is summarized as follows (in thousands):

                                    Year Ended December 31,
                                   1993       1994      1995
                                   ----       ----      ----
 Acquisition of oil and
     gas reserves               $18,500    $12,970   $56,081
 Other leasehold costs              350        607        12
 Workovers and recompletions      1,066      1,271     2,152
 Development drilling             1,324        218     1,514
 Exploratory drilling               424       -         -
 Acquisition of gas marketing,
   processing and
   gathering assets                -         1,098     2,008
 Other                              115        222        42
                                -------    -------   -------
          Total                 $21,779    $16,386   $61,809


    The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments, except for the pending Black Stone Acquisition. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses borrowings under its bank credit facility as well as internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that such sources will be sufficient to fund its planned $12 million in developmental capital expenditures during 1996. The Company does not have a specific acquisition budget since the timing and size of acquisitions are difficult to predict. In addition to the pending Black Stone Acquisition, the Company is actively pursuing additional acquisitions of oil and gas properties.

Liquidity

    Under its credit agreement with NBD Bank, N.A. and Bank One, Texas, N.A., the Company has available a revolving credit facility (the "Bank Credit Facility"). The Bank Credit Facility establishes a borrowing base ($65.8 million at December 31, 1995) determined by the banks' evaluation of the Company's oil and gas reserves. Outstanding advances under the Bank Credit Facility cannot exceed the borrowing base and bear interest, payable monthly, at a floating rate based on the agent bank's prime rate plus 1 1/2%. In addition, the Company must pay a commitment fee of one half percent per annum on the unused portion of the banks' commitment. The unused portion of the Bank Credit Facility was approximately $4.2 million at December 31, 1995. In addition to the Bank Credit Facility, the banks have provided a $10 million term loan that matures on July 31, 1996. Amounts outstanding under the term loan bear interest, payable monthly, at a floating rate based on the agent's prime rate plus 4%.

    In June 1995, the Company sold 1,500,000 shares of its Series 1995 Convertible Preferred Stock, $10 par value, for $15 million in a private placement. Proceeds were used to fund $10 million of the Company's $50.6 million acquisition of oil and gas properties and gas gathering assets from Sonat Inc. in July 1995 with $5 million to be used toward the development of the Company's oil and gas properties.

    Internally generated cash flow and the borrowing capacity under the Bank Credit Facility are the Company's major sources of liquidity. At December 31, 1995 the Company had a working capital deficit of approximately $17.9 million due primarily to $18.7 million in current maturities of long-term debt outstanding as of December 31, 1995.

    The Company has received a commitment to refinance its existing bank term note and amounts outstanding under the Bank Credit Facility as part of a $175 million credit facility being provided in conjunction with the closing of the pending Black Stone Acquisition. The commitment is contingent on the closing of the pending Black Stone Acquisition and there are no assurances that the acquisition will be consummated. Accordingly, the Company may use other sources of capital, including the issuance of additional debt securities or equity securities, to fund any major acquisitions it might secure in the future and to repay the existing bank debt including the $10 million bank term note.

Inflation

    In recent years inflation has not had a significant impact on the Company's operations or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14.(a)(i) and (ii) for information required for this item.

    Management Responsibility for Financial Statements. The financial statements have been prepared by the management of the Company in conformity with generally accepted accounting principles. Management is responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary to make informed estimates and judgments based on currently available information on the effects of certain events and transactions.

    The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management's authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

    The Company's independent public accountants, Arthur Andersen LLP, are engaged to audit the financial statements of the Company and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations of the Company in accordance with generally accepted accounting principles.

    The Audit Committee of the Board of Directors of the Company, composed of three directors who are not employees, meets periodically with the independent public accountants and management. The independent public accountants have full and free access to the Audit Committee to meet, with and without management being present, to discuss the results of their audits and the quality of financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Following are documents filed as part of this Report:


      (i)CONSOLIDATED FINANCIAL STATEMENTS OF COMSTOCK
         RESOURCES, INC. AND SUBSIDIARIES.




F-1      Report of Independent Public Accountants


F-2      Consolidated Balance Sheets as of December 31, 1994 and 1995


F-3      Consolidated Statements of Operations for the Years Ended
            December 31, 1993, 1994 and 1995


F-4      Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1993, 1994 and 1995


F-5      Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1993, 1994 and 1995


F-6      Notes to Consolidated Financial Statements


      (ii) EXHIBITS.


Exhibit
 Number                                    Exhibit

2.1 - Agreement and Plan of Reorganization by and among the Company, Comstock Acquisition, Inc. and Stanford Offshore Energy, Inc. and the Shareholders of Stanford Offshore Energy, Inc. (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 17, 1993, as amended by Form 8 dated January 14, 1994 and Form 8-K/A dated March 29, 1994).

2.2 - Purchase and Sale Agreement, dated May 16, 1995 between Comstock Resources, Inc. and Sonat Exploration Company (incorporated herein by reference to Exhibit 2(a) to Company's Current Report on Form 8-K dated May 16, 1995).

3.1* -   Restated Articles of Incorporation of the Company.

3.2 - Bylaws of the Company as adopted on July 16, 1990 (incorporated herein by reference to Exhibit 3.7 to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

4.1 - Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

Exhibit
 Number                                    Exhibit


4.2 - Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1994 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated January 7, 1994).

4.3 - Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the 1994 Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated July 22,
         1994).

4.4 - Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1995 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated June 19,
         1995).

4.5 - Rights Agreement, dated as of December 10, 1990, by and between the Company and Society National Bank (successor to Ameritrust Texas N.A.), as Rights Agent, (incorporated herein by reference to Exhibit 1 to Company's Registration Statement on Form 8-A, dated December 14, 1990).

4.6 - First Amendment to the Rights Agreement, by and between the Company and Society National Bank (successor to Ameritrust Texas, N.A.), as Rights Agent, dated January 7, 1994 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

4.7* - Second Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995.

4.8* - Third Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A., as Rights Agent, dated June 16, 1995.

4.9* - Fourth Amendment to the Rights Agreement, by and between the Company and American Stock Transfer and Trust Company (successor to Bank One, Texas N.A.), as Rights Agent, dated September 1, 1995.

10.1 - Credit Agreement, dated as of July 31, 1995, between the Company, NBD Bank, N.A., Bank One Texas N.A. and NBD Bank, N.A., as agent
         (incorporated herein by reference to Exhibit 99(c) to the Company's Current Report on Form 8-K dated May 16, 1995, as amended by Form 8-K/A dated August 4, 1995).

Exhibit
 Number                              Exhibit

10.2* - Amendment No. 1 to the Credit Agreement effective December 31, 1995, between the Company, NBD Bank, N.A., Bank One, Texas N.A. and NBD Bank, N.A., as agent.

10.3*# - Employment Agreement, dated July 1, 1995, by and between the Company and M. Jay Allison.

10.4*# - Employment Agreement, dated July 1, 1995, by and between the Company and Roland O. Burns.

10.5 # - Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.6 # - Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.7 # - Form of Restricted Stock Agreement, dated April 2, 1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.8 - Stock Purchase Warrant Agreement, (W-1), dated as of May 22, 1991 by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.9 - Warrant Modification Agreement, (W-1), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1992).

10.10 - Stock Purchase Warrant Agreement, (W-2), dated May 22, 1991, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.11 - Warrant Modification Agreement, (W-2), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K dated December 31, 1992).

Exhibit
 Number                              Exhibit

10.12 - Stock Purchase Warrant Agreement, (W-3), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 1992).

10.13 - Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1994).

10.14 - Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated December 31, 1994).

21*    - Subsidiaries of the Company.

23*    - Consent of Independent Public Accountants.

27*    - Financial Data Schedule.


----------
* Filed herewith.
# Management contract or compensatory plan document.


(b) Reports on Form 8-K:

   Form 8-K Report filed subsequent to September 30, 1995 are as follows:

            Date        Item                      Description

       January 22, 1996   5  Letter of Intent to Acquire Black Stone Oil Company
                             Properties

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMSTOCK RESOURCES, INC.


                                     By:  /s/M. JAY ALLISON
                                          M. Jay Allison
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
Date:  March 15, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/M. JAY ALLISON       President, Chief Executive Officer and   March 15, 1996
M. Jay Allison          Director (Principal Executive Officer)


/s/ROLAND O. BURNS      Senior Vice President, Chief Financial   March 15, 1996
----------------------
Roland O. Burns         Officer, Secretary and Treasurer
                        (Principal Financial and Accounting Officer)

Majority of Board of Directors:


/s/HAROLD R. LOGAN      Chairman of the Board of Directors       March 15, 1996
----------------------
Harold R. Logan


/s/RICHARD S. HICKOK     Director                                March 15, 1996
----------------------
Richard S. Hickok


/s/FRANKLIN B. LEONARD   Director                                March 15, 1996
----------------------
Franklin B. Leonard


/s/CECIL E. MARTIN, JR.  Director                                March 15, 1996
-----------------------
Cecil E. Martin, Jr.


/s/HERBERT C. PELL, III  Director                                March 15, 1996
------------------------
Herbert C. Pell, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Board of Directors and Stockholders of Comstock Resources, Inc.:

    We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the impairment of long-lived assets in the fourth quarter of 1995.


                                    ARTHUR ANDERSEN LLP


Dallas, Texas,
   March 4, 1996

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        December 31,
                                                 ---------------------------
                                                      1994          1995
                                                 ------------- -------------
Cash and Cash Equivalents                        $  3,425,248  $  1,916,648
Accounts Receivable:
 Oil and gas sales                                  2,616,086     5,385,000
 Gas marketing sales                                5,558,418     8,450,794
 Joint interest operations                            619,063     1,230,403
Prepaid Expenses and Other                            250,397       172,093
Inventory                                              93,728        92,139
                                                 ------------- -------------
  Total current assets                             12,562,940    17,247,077
                                                 ------------- -------------
Property and Equipment:
 Oil and gas properties,
  successful efforts method                       113,269,341   154,843,663
 Other                                              1,371,517     2,717,625
 Accumulated depreciation, depletion
  and amortization                                (36,651,750)  (55,445,097)
                                                 ------------- -------------
  Net property and equipment                       77,989,108   102,116,191
                                                 ------------- -------------
Other Assets                                        1,018,665       735,398
                                                 ------------- -------------
                                                 $ 91,570,713  $120,098,666
                                                 ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                $  7,009,864  $ 18,677,181
Accounts Payable and Accrued Expenses               8,368,639    10,977,435
Accrued Natural Gas Purchases                       3,120,114     5,533,784
                                                 ------------- -------------
  Total current liabilities                        18,498,617    35,188,400
                                                 ------------- -------------
Long-term Debt, less current portion               30,922,479    53,133,751
Deferred Revenue                                       -            430,000
Other Noncurrent Liabilities                          944,860     1,218,742
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000
  shares authorized, 1,600,000 and 3,100,000
  shares outstanding at December 31, 1994 and
  1995, respectively.                              16,000,000    31,000,000
 Common stock - $.50 par, 30,000,000 shares
  authorized, 12,342,811 and 12,926,672
  shares outstanding at December 31, 1994 and       6,171,406     6,463,336
  1995, respectively.
 Additional paid-in capital                        36,523,602    38,182,398
 Retained deficit                                 (17,375,095)  (45,444,055)
 Less: Deferred compensation -
  restricted stock grants                            (115,156)      (73,906)
                                                 ------------- -------------
  Total stockholders' equity                       41,204,757    30,127,773
                                                 ------------- -------------
                                                 $ 91,570,713  $120,098,666
                                                 ============= =============

        The accompanying notes are an integral part of these statements.

                                      F-2

                                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Year Ended December 31,
                                            -------------  -------------  -------------
                                                1993           1994           1995
                                            -------------  -------------  -------------
Revenues:
 Oil and gas sales                          $ 21,804,502   $ 16,854,665   $ 22,090,894
 Gas marketing sales                              -          14,957,760     50,078,366
 Gas gathering and processing                    107,321         71,983        600,212
 Gain on sales of property                       111,605        327,760      2,608,088
 Other income                                    429,622        442,286        290,115
                                            -------------  -------------  -------------
     Total revenues                           22,453,050     32,654,454     75,667,675
                                            -------------  -------------  -------------
Expenses:
 Oil and gas operating                         6,673,494      6,098,972      7,426,626
 Natural gas purchases                            -          14,521,066     48,908,969
 Gas gathering and processing                     90,541         10,548        209,535
 Exploration                                     423,600         -              -
 Depreciation, depletion and amortization      8,333,727      7,389,847      8,613,042
 General and administrative, net               1,833,622      1,823,543      1,979,283
 Interest                                      2,183,803      2,869,455      5,541,680
 Impairment of oil and gas properties             -              -          29,150,000
                                            -------------  -------------  -------------
     Total expenses                           19,538,787     32,713,431    101,829,135
                                            -------------  -------------  -------------
Income (loss) before income taxes and
 extraordinary item                            2,914,263        (58,977)   (26,161,460)
Provision for income taxes                        -              -              -
                                            -------------  -------------  -------------
Income (loss) before extraordinary item        2,914,263        (58,977)   (26,161,460)
Preferred stock dividends                       (172,500)      (817,610)    (1,907,500)
                                            -------------  -------------  -------------
Net income (loss) attributable to common
 stock before extraordinary item               2,741,763       (876,587)   (28,068,960)
Extraordinary item - loss on early
 extinguishment of debt                         (417,389)      (615,793)        -
Net income (loss) attributable to common
 stock after extraordinary item             -------------  -------------  -------------
                                            $  2,324,374   $ (1,492,380)  $(28,068,960)
                                            =============  =============  =============
Net income (loss) per share:
 Before extraordinary item                  $       .25    $       (.07)  $      (2.24)
 Extraordinary item                                (.03)           (.05)        -
                                            -------------  -------------  -------------
 After extraordinary item                   $       .22    $       (.12)  $      (2.24)
                                            =============  =============  =============
Weighted average number of common and
 common stock equivalent shares outstanding   10,761,708     12,065,481     12,545,752
                                            =============  =============  =============

        The accompanying notes are an integral part of these statements.

                                            F-3

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                         Deferred
                                                                          Additional       Retained     Compensation-
                                              Preferred       Common        Paid-In        Earnings     Restricted
                                                Stock          Stock        Capital       (Deficit)     Stock Grants     Total
                                            -------------  ------------  -------------  -------------  ------------- -------------
Balance at December 31, 1992                $  1,500,000   $ 4,929,835   $ 34,027,121   $(17,055,545)  $  (291,798)  $ 23,109,613
  Conversion of preferred stock               (1,500,000)      428,572      1,071,428         -              -             -
  Issuance of common stock                        -            540,985      2,773,048         -              -          3,314,033
  Restricted stock grants                         -            (30,000)       (56,095)        -            135,392         49,297
  Net income attributable
    to common stock                               -              -             -           2,324,374         -          2,324,374
  Distributions                                   -              -             -          (1,151,544)        -         (1,151,544)
                                            -------------  ------------  -------------  -------------  ------------  -------------
Balance at December 31, 1993                      -          5,869,392     37,815,502    (15,882,715)     (156,406)    27,645,773
                                            -------------  ------------  -------------  -------------  ------------  -------------
  Issuance of preferred stock                 16,000,000         -         (2,000,000)        -              -         14,000,000
  Issuance of common stock                        -            302,014        708,100         -              -          1,010,114
  Restricted stock grants                         -              -             -              -             41,250         41,250
  Net loss attributable
    to common stock                               -              -             -          (1,492,380)        -         (1,492,380)
                                            -------------  ------------  -------------  -------------  ------------  -------------
Balance at December 31, 1994                  16,000,000     6,171,406     36,523,602    (17,375,095)     (115,156)    41,204,757
                                            -------------  ------------  -------------  -------------  ------------  -------------
  Issuance of preferred stock                 15,000,000         -             -              -              -         15,000,000
  Issuance of common stock                        -            291,930      1,658,796         -              -          1,950,726
  Restricted stock grants                         -              -             -              -             41,250         41,250
  Net loss attributable
    to common stock                               -              -             -         (28,068,960)        -        (28,068,960)
                                            -------------  ------------  -------------  -------------  ------------  -------------
Balance at December 31, 1995                $ 31,000,000   $ 6,463,336   $ 38,182,398   $(45,444,055)  $   (73,906)  $ 30,127,773
                                            =============  ============  =============  =============  ============  =============

        The accompanying notes are an intergral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Year Ended December 31,
                                                                ---------------------------------------------
                                                                     1993           1994             1995
                                                                -------------  -------------    -------------
Cash flows from operating activities:
 Income (loss) before extraordinary item                        $  2,914,263   $    (58,977)    $(26,161,460)
 Adjustments to reconcile income (loss) before
  extrordinary item to net cash
  provided by operating activities:
   Compensation paid in common stock                                  49,297        154,250          154,249
   Depreciation, depletion and amortization                        8,333,727      7,389,847        8,613,042
   Impairment of oil and gas properties                               -              -            29,150,000
   Deferred revenue                                               (1,601,854)      (561,463)         430,000
   Amortization of discounts                                         333,860        173,750           -
   Exploration                                                       423,600         -                -
   Gain on sales of property                                        (111,605)      (327,760)      (2,608,088)
   Bad debt expense                                                   -              80,466           -
                                                                -------------  -------------    -------------
 Working capital provided by operations                           10,341,288      6,850,113        9,577,743
   Decrease (increase) in accounts receivable                      3,969,148     (3,287,610)      (6,272,630)
   Decrease (increase) in prepaid expenses and other                 (73,976)       106,547           79,893
   Increase in accounts payable and accrued expenses               2,251,463      3,707,373        5,022,466
                                                                -------------  -------------    -------------
  Net cash provided by operating activities                       16,487,923      7,376,423        8,407,472
                                                                -------------  -------------    -------------
Cash flows from investing activities:
 Proceeds from sales of properties                                   690,713        396,152        3,084,603
 Collections of notes receivable                                     792,350        166,973           -
 Capital expenditures and acquisitions                           (18,637,371)   (16,386,087)     (61,809,490)
 Repurchase of volumetric production payment                          -          (8,149,276)          -
 Purchase of other assets                                           (260,516)        -                -
                                                                -------------  -------------    -------------
  Net cash used for investing activities                         (17,414,824)   (23,972,238)     (58,724,887)
                                                                -------------  -------------    -------------
Cash flows from financing activities:
 Borrowings                                                       33,430,701     34,880,246       58,403,139
 Proceeds from preferred stock issuances                              -           6,000,000       15,000,000
 Proceeds from common stock issuances                                 -             214,650           25,000
 Principal payments on debt                                      (30,381,491)   (21,496,782)     (24,524,550)
 Financing costs                                                    (805,896)        -
 Stock issuance costs                                               (129,512)      (332,021)         (94,774)
 Distributions                                                    (1,151,544)        -                -
 Dividends on preferred stock                                       (172,500)        -                -
                                                                -------------  -------------    -------------
  Net cash provided by financing activities                          789,758     19,266,093       48,808,815
                                                                -------------  -------------    -------------
  Net increase (decrease)                                           (137,143)     2,670,278       (1,508,600)
   in cash and cash equivalents
  Cash and cash equivalents, beginning of year                       892,113        754,970        3,425,248
                                                                -------------  -------------    -------------
  Cash and cash equivalents, end of year                        $    754,970   $  3,425,248     $  1,916,648
                                                                =============  =============    =============
        The accompanying notes are an integral part of these statements.

                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS AND ORGANIZATION -

    Comstock Resources, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), was formed in 1919 as Comstock Tunnel and Drainage Company. In 1987, the Company's name was changed to Comstock Resources, Inc. The Company is primarily engaged in the acquisition, development and production of oil and natural gas reserves in the United States. The Company is also engaged in the purchase, gathering, processing and marketing of natural gas.

(2)  SIGNIFICANT ACCOUNTING POLICIES -

    Basis of Presentation -

    On November 10, 1993, the Company and Stanford Offshore Energy, Inc. ("Stanford") and all of the stockholders of Stanford entered into an Agreement and Plan of Reorganization (the "Merger Agreement") providing for the acquisition of all outstanding stock of Stanford by the Company in exchange for 1,760,000 shares of common stock of the Company. As a result of the merger, Stanford became a wholly owned subsidiary of the Company on November 17, 1993, and now operates under the name Comstock Offshore Energy, Inc.

    The merger of Stanford and the Company was accounted for using the pooling of interests method. Accordingly, the accompanying financial statements of the Company include the accounts and operations of Stanford since Stanford's inception on August 31, 1992.

    Principles of Consolidation -

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In addition, the Company's interests in certain partnerships and joint ventures have been proportionately consolidated, whereby the Company's proportionate share of each partnership or joint venture's assets, liabilities, revenues and expenses is included in the appropriate accounts in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates -

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Concentrations of Credit Risk -

    Although the Company's cash equivalents, accounts receivable and derivative financial instruments are exposed to credit loss, the Company does not believe such risk to be significant. Cash equivalents

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's accounts receivable are from a broad and diverse group of oil and gas companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate accounts receivable from customers including pipeline companies, local distribution companies and other gas marketing companies. Letters of credit are obtained as considered necessary to limit risk of loss.

    Oil and Gas Properties -

    The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining related oil and gas reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The estimated future costs of dismantlement, restoration and abandonment are accrued as part of depreciation, depletion and amortization expense.

    Oil and gas leasehold costs are capitalized. Unproved oil and gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties.

    Exploratory expenses, including geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

    Prior to the fourth quarter of 1995, the Company periodically reviewed the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. Under this policy, no impairment in carrying value was required during 1993 or 1994. In the fourth quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $29,150,000 in 1995.

    Other Property and Equipment  -

    Other property and equipment of the Company consists primarily of gas gathering systems, a gas processing plant, trucks, well service equipment, computer equipment, and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Income Taxes -

    Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

    Earnings Per Share -

    Net income (loss) attributable to common stock represents net income (loss) less preferred stock dividend requirements of $172,500, $817,610 and $1,907,500 in 1993, 1994 and 1995, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method.

    Statements of Cash Flows -

    For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    The following is a summary of all significant noncash investing and financing activities:

                                         For the Year Ended December 31,
                                          1993           1994          1995

Common stock issued in payment of
preferred stock dividends              $    -         $  817,610   $ 1,907,500
Common stock issued for compensation   $    -         $  113,000   $   113,000
Preferred stock issued to repurchase
volumetric production payment          $    -         $8,000,000   $    -
Common stock issued for acquisitions   $3,142,218     $   -        $    -
Common stock issued in settlement
of note payable                        $  301,327     $   -        $    -


    The Company made cash payments for interest of $2,067,368, $2,599,788 and $5,836,119 in 1993, 1994 and 1995, respectively. The Company did not make any cash payments for income taxes in any of the three years in the period ended December 31, 1995.

(3)  SIGNIFICANT ACQUISITIONS OF OIL AND GAS PROPERTIES -

    On June 8, 1994, the Company acquired interests in five producing gas wells and the related oil and gas leases covering 2,048 acres in South Texas for $7.3 million in cash.

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

   On September 30, 1994, the Company repaid all indebtedness owed to, and acquired certain property interests from MG Trade Finance Corp. The Company acquired the net profits and overriding royalty interests owned by MG Trade Finance Corp. in certain of the Company's oil and gas properties for $800,000 in cash.

   On December 23, 1994, the Company acquired interests in twenty-three wells in South Texas for cash of $5 million and interests in a gas gathering system and gas processing plant for approximately $440,000.

    On May 15, 1995, the Company purchased interests in fourteen producing offshore oil and gas properties located in Louisiana state waters in the Gulf of Mexico for $8.2 million.

    On July 31, 1995, the Company purchased interests in certain producing oil and gas properties and natural gas gathering systems located in East Texas and North Louisiana for cash of $50.6 million. The Company acquired interests in 319 (188 net) oil and gas wells for $49.1 million and interests in gas gathering systems for $1.5 million.

    During 1995, the Company acquired interests in the Lake LaRose field in South Louisiana for approximately $1 million.

    The 1995 acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations for the year ended December 31, 1995 as if the acquisitions consummated in 1995 had been closed on January 1, 1994 and 1995. Future results may differ substantially from pro forma results due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.

                                         1994               1995
                                       Pro Forma         Pro Forma
                                      (unaudited)       (unaudited)
                                     ------------       ------------
 Revenues                            $ 52,214,000       $ 84,349,000
 Net income (loss) attributable
  to common stock before
  extraordinary item                 $  3,480,000       $(28,345,000)
 Net income (loss) attributable
     to common stock after
     extraordinary item              $  2,864,000       $(28,345,000)
 Net loss per share before
     extraordinary item              $        .29       $      (2.26)
 Net loss per share after
     extraordinary item              $        .24       $      (2.26)

(4)  REPURCHASE OF PRODUCTION PAYMENTS -

    On July 22, 1994, the Company exchanged one million shares of newly issued preferred stock, with a par value of $10 million and an estimated market value of $8 million, and $10,150,000 in cash to

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
repurchase certain production payments previously conveyed by the Company to a major natural gas company in November 1991. (See Note 9 for further discussion of the preferred stock.) The exchange was effective April 1, 1994. The Company had a remaining obligation to deliver 10.7 billion cubic feet of natural gas under a volumetric production payment and had an obligation to repay $2.5 million under a monetary based production payment. The consideration paid to acquire the natural gas reserves subject to the volumetric production payment exceeded the deferred revenue associated with the original sale of the volumetric production payment by approximately $3 million. This amount was capitalized as oil and gas properties in the accompanying financial statements.

(5)  OIL AND GAS PRODUCING ACTIVITIES -

    Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:


   Capitalized Costs -
                                                  December 31,
                                      -----------------------------------
                                          1994                  1995
                                      -------------         -------------
      Proved properties               $113,269,341          $154,843,663
      Accumulated depreciation,
          depletion and amortization   (36,426,911)          (55,182,192)
                                      -------------         -------------
                                      $ 76,842,430          $ 99,661,471
                                      =============         =============



    Costs Incurred -                          Year Ended December 31,
                                  --------------------------------------------
                                      1993           1994            1995
                                  ------------    ------------    ------------

     Property acquisitions:
          Proved properties       $18,604,103     $13,576,584     $56,093,197
          Unproved properties         246,681          -               -
     Development costs              2,389,943       1,489,712       3,666,296
     Exploration costs                423,600          -               -
                                  ------------    ------------    ------------
                                  $21,664,327     $15,066,296     $59,759,493
                                  ============    ============    ============

    The following presents the results of operations of oil and gas producing activities for the three years in the period ended December 31, 1995:

                                                       Year Ended December 31,
                                              1993                1994            1995
                                           ------------        ------------   -------------
    Oil and gas sales                      $21,804,502         $16,854,665   $  22,090,894
    Production costs                        (6,673,494)         (6,098,972)    (7,426,626)
    Depreciation, depletion
     and amortization                       (7,952,336)         (7,148,269)    (8,277,500)
    Impairment of oil and gas properties         -                   -         (29,150,000)
                                           ------------        ------------   -------------
    Operating income (loss)                  7,178,672           3,607,424     (22,763,232)
    Income tax expense                           -                   -               -
                                           ------------        ------------   -------------
    Results of operations
     excluding general and
     administrative and interest
     expense)                               $7,178,672         $ 3,607,424    $(22,763,232)
                                            ===========        ============   =============

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

(6)  GAS GATHERING, PROCESSING AND MARKETING ACTIVITIES -

    On June 10, 1994, the Company acquired the operations of a gas marketing company for $70,000 and began marketing natural gas for third parties as well as marketing the Company's own natural gas production. In September 1994, the Company acquired the gas marketing operations and certain pipeline assets of a privately held natural gas company for a purchase price of $1.1 million. The Company paid $600,000 in cash and agreed to pay 35% of the gross margin from the acquired gas marketing operations until the earlier of the time that the seller has received an aggregate of $500,000 or September 30, 1997.

    On July 31, 1995, the Company acquired the managing general partner interest and a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. ("Crosstex") for $1.4 million. The Company also acquired a 15 mile gas gathering system in East Texas for $100,000. Crosstex owns five gas gathering systems consisting of 63 miles in East Texas.

    On August 1, 1995, the Company sold its 43.25% interest in the Wharton gas processing plant and gathering system in Wharton County, Texas, which it acquired in December 1994, to a third party for $3 million. A gain of $2.6 million related to the sale is reflected in the accompanying statement of operations in 1995.

    In September 1995, Comstock acquired a 40% interest in a gas processing plant and related facilities in Harrison County, Texas for approximately $500,000.

(7)  LONG-TERM DEBT -

    Total debt at December 31, 1994 and 1995 consists of the following:

                                               December 31,
                                         1994                  1995
                                    -------------          -------------
    Bank term note                  $   -                  $ 10,000,000
    Bank credit facility              37,580,000             61,590,000
    12% subordinated notes               318,750                206,251
    Capital lease obligations             33,593                 14,681
                                      37,932,343             71,810,932
                                    -------------          -------------
    Less current portion              (7,009,864)           (18,677,181)
                                    -------------          -------------
                                    $ 30,922,479           $ 53,133,751
                                    =============          =============

    On December 31, 1995, the Company had $61,590,000 outstanding under a $100 million five year revolving credit agreement with two banks. Amounts outstanding under the credit facility bear interest at the agent bank's prime rate plus 1 1/2% (10% at December 31, 1995) and cannot exceed a borrowing base determined semiannually by the banks. The borrowing base was $65,760,000 at December 31, 1995 and reduces by $1,060,000 each month beginning January 1, 1996 until the next redetermination.

    The Company also had $10 million outstanding under a one year term note which matures on July 31, 1996. Amounts outstanding under the term note bear interest at the agent bank's prime rate plus 4% (12 1/2% at December 31, 1995).

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Aggregate maturities of long-term debt for the five years ending December 31, are as follows:

                    1996                       $18,677,181
                    1997                        12,813,751
                    1998                        40,320,000
                    1999                            -
                    2000                            -
                                               -----------
                                               $71,810,932
                                               ===========


(8)  LEASE COMMITMENTS -

    The Company rents office space under certain noncancellable leases and leases data processing time under a noncancellable lease. Minimum future payments under the leases are as follows:

                    1996                       $ 269,468
                    1997                       $ 257,904
                    1998                       $ 236,185
                    1999                       $ 177,139
                    2000                       $    -

(9)  STOCKHOLDERS' EQUITY -

    Common Stock -

    During 1993, the Company issued 950,921 shares of its common stock valued at $3.1 million in connection with certain acquisitions of oil and gas properties. In September 1993, the Company issued 120,500 shares valued at $301,000 in settlement of amounts outstanding, including accrued interest, under a 10% note payable to a former officer of the Company.

    In January 1994, the Company issued 37,667 shares of its common stock to four of its non-employee directors in payment of directors fees for 1994 aggregating $71,000, and for amounts due two non-employee directors for consulting services in 1994 aggregating $42,000. During 1994, the Company issued 310,298 shares of its common stock to holders of its preferred stock in payment of dividends on the preferred stock for 1994 aggregating $817,610.

    In May 1995, the Company issued 27,815 shares of its common stock to four of its non-employee directors in payment of directors fees for 1995 aggregating $71,000, and for amounts due two non-employee directors for consulting services in 1995 aggregating $42,000. During 1995, the Company issued 546,046 shares of its common stock to holders of its preferred stock in payment of dividends on the preferred stock for 1995 aggregating $1,907,500.

    Preferred Stock -

    On December 31, 1993,  the holder of 150,000  shares of the  Company's  1992
Series  Cumulative   Convertible  Preferred  Stock,  ("1992  Preferred  Stock"),
converted all of the 1992 Preferred Stock into

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

857,143 shares of common stock of the Company. As a result of the conversion, the 1992 Series designation was retired.

    On January 7, 1994, the Company sold 600,000 shares of the Series 1994 Convertible Preferred Stock (the "Series 1994 Preferred") with a par value of $10 per share in a private placement for $6 million. The Series 1994 Preferred bears quarterly dividends at the rate of 22 1/2 cents on each outstanding share (9% per annum of the par value). Dividends are payable quarterly in cash or shares of common stock at the election of the Company. On January 1, 1999, and on each January 1 thereafter, so long as any shares of the Series 1994 Preferred are outstanding, the Company is obligated to redeem 120,000 shares of the Series 1994 Preferred at $10.00 per share plus accrued and unpaid dividends. At the option of the Company, the mandatory redemption price may be paid either (i) in cash or (ii) in shares of common stock of the Company. The holders of the Series 1994 Preferred have the option to convert all or any part of such shares into shares of common stock of the Company at any time at the initial conversion price of $4.00 per share of common stock, subject to adjustment. The Company has the option to redeem the shares of Series 1994 Preferred prior to January 1, 1999 after providing the holders of the Series 1994 Preferred a specified rate of return on the initial purchase.

    On July 22, 1994, the Company issued one million shares of its 1994 Series B Convertible Preferred Stock (the "1994 Series B Preferred") with a par value of $10 per share in connection with the repurchase of certain production payments previously conveyed by the Company to a major natural gas company. The 1994 Series B Preferred bears quarterly dividends at the rate of 15 5/8 cents on each outstanding share (6.25% per annum of the par value). Dividends are payable quarterly in cash, additional shares of 1994 Series B Preferred, or shares of common stock, at the election of the Company; provided that if the Company elects to pay a dividend in shares of stock, the holders of the 1994 Series B Preferred shall have the option to receive shares of common stock or shares of 1994 Series B Preferred. The holders of the 1994 Series B Preferred have the option to convert all or any part of such shares into shares of common stock of the Company at any time at the initial conversion price of $5.00 per share of common stock, subject to adjustment. The Company has the option to redeem the shares of 1994 Series B Preferred at a rate of $14.00 per share plus an additional 7 1/2% of the par value per annum compounded monthly from the date of issuance. There is no mandatory redemption required for the 1994 Series B Preferred.

    On June 19, 1995, the Company sold 1,500,000 shares of the Series 1995 Convertible Preferred Stock (the "Series 1995 Preferred") with a par value of $10 per share in a private placement for $15 million. The Series 1995 Preferred bears quarterly dividends at the rate of 22 1/2 cents on each outstanding share (9% per annum of the par value) and is payable quarterly. The Company can elect to pay the dividends in cash or in shares of the Company's common stock. On June 30, 2000 and on each June 30, thereafter, so long as any shares of the Series 1995 Preferred are outstanding, the Company is obligated to redeem 300,000 shares of the Series 1995 Preferred at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either (i) in cash or (ii) in shares of common stock, at the option of the Company. The holders of the Series 1995 Preferred have the option to convert all or any part of such shares into shares of common stock of the Company at any time at the initial conversion price of $5.25 per share of common stock, subject to adjustment. The Company has the option to redeem the shares of Series 1995 Preferred after providing the holders of the Series 1995 Preferred a specified rate of return on the initial purchase.

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Stock Options and Warrants -

    On July 16, 1991, the Company's stockholders approved the 1991 Long-term Incentive Plan (the "Incentive Plan") for the Company's management including officers, directors and managerial employees. The Incentive Plan authorizes the granting of non-qualified stock options to purchase common stock of the Company and the granting of restricted stock to key executives of the Company. As of December 31, 1995, the Incentive Plan provided for future awards of stock options or restricted stock grants of up to 528,573 shares of common stock plus 10% of any future issuances of common stock.

    Non-qualified stock options awarded under the Incentive Plan are summarized below:

                                                  Exercise Price
                                          $2.00       $2.50       $3.00
                                          -----       -----       -----
Outstanding at December 31, 1992         625,000        -            -
Granted in 1993                             -        196,000       85,000
Exercised in 1993                        (20,000)    (16,750)        -
Forfeited in 1993                        (80,000)       -            -

Outstanding at December 31, 1993         525,000     179,250       85,000

Exercised in 1994                           -        (21,000)     (15,000)
Forfeited in 1994                           -        (49,000)        -

Outstanding at December 31, 1994         525,000     109,250       70,000

Granted in 1995                             -           -          97,500
Exercised in 1995                           -        (10,000)        -

Outstanding at December 31, 1994         525,000       99,250     167,500
                                        =========   ==========   =========
Exercisable at December 31, 1995         387,000       84,250     167,500
                                        =========   ==========   =========

    The Company also has stock purchase warrants outstanding that were issued in connection with oil and gas property acquisitions and certain other transactions. In addition, the Company has stock purchase options outstanding issued to a former officer of the Company. The following table summarizes stock purchase warrants and options outstanding at December 31, 1995, other than those issued under the Incentive Plan:

                             Number
                Number      of Shares        Exercise
               of Shares    Exercisable       Price      Expiration Date
               ---------    -----------       -----      ---------------

                135,000      135,000          $  5.75     June 1997
                200,000      200,000          $  2.75     March 1998
                200,000      200,000          $  3.00     March 1998
                150,000      100,000          $  2.25     March 1998
                217,800      217,800          $  5.00     October 1999
                 62,200       62,200          $  5.00     November 1999
                223,557      223,557          $  5.00     December 1999
              ---------    ---------
              1,188,557    1,138,557

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Restricted Stock Grants -

    Under the Incentive Plan, officers and managerial employees of the Company may be granted a right to receive shares of the Company's common stock without cost to the employee. The shares vest to the employee over a ten year period with credit given for past service rendered to the Company.

    The following is a summary of shares of restricted common stock awarded under the Incentive Plan:

                                     1993           1994           1995
                                     ----           ----           ----
Outstanding at beginning of year   390,000        330,000        330,000
                                   =======        =======        =======
Cancelled or expired               (60,000)         -              -
                                   =======        =======        =======
Outstanding at end of year         330,000        330,000        330,000
                                   =======        =======        =======
Vested shares                      195,000        225,000        255,000
                                   =======        =======        =======


    A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants was $49,297, $41,250 and $41,250 for the years ended December 31, 1993, 1994 and 1995, respectively.

(10) INCOME TAXES -

     Deferred tax assets (liabilities) at December 31, 1994 and 1995 are comprised of the following:

                                                 1994                  1995
                                                 ----                  ----
       Net deferred tax asset -
            Property and equipment            $(5,079,000)        $  2,548,000
            Net operating loss carryforwards    9,250,000           10,544,000
            Valuation allowance                (4,171,000)         (13,092,000)
                                              ------------        -------------
                                              $     -             $     -
                                              ============        =============

    No income tax provision was recognized in 1993, 1994 or 1995 due to the availability of net operating loss carryforwards to offset any current or deferred income tax liabilities.

    Prior to November 17, 1993, Stanford was a Subchapter S corporation and, as a result, the income or loss of Stanford for the period from Stanford's inception to November 17, 1993, for income tax purposes, is includable in the tax returns of the Stanford stockholders. Accordingly, no recognition has been given to income taxes relating to the operations of Stanford from August 31, 1992 to November 17, 1993 in the accompanying financial statements. Prior to the merger, Stanford paid $1,151,544 in distributions to its shareholders in 1993. Such distributions were based on the estimated income tax liability that the Stanford shareholders had as a result of their ownership in Stanford.

     The Company has net operating loss carryforwards of approximately $31 million as of December 31, 1995, for income tax reporting purposes which expire in varying amounts from 2001 to 2010. The

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES utilization of a portion of the net operating loss carryforwards is limited in a given year due to ownership changes which have occurred.

(11) RELATED PARTY TRANSACTIONS -

    The Company serves as general partner of Comstock DR-II Oil & Gas Acquisition Limited Partnership. For 1993, 1994 and 1995 the Company received $87,000 in management fees in each year from the Partnership and earned acquisition fees from the Partnership of approximately $180,000 and $56,000 in 1993 and 1994, respectively. Included in accounts receivable in the accompanying financial statements is approximately $208,000 and $380,000 receivable from the Partnership at December 31, 1994 and 1995, respectively.

    During October through December 1994, the Company purchased an additional 17% working interest in the Bivins Ranch lease covering certain oil and gas properties in the Texas Panhandle field from certain of the Company's shareholders, including trusts for the benefit of two of the Company's directors' family members, certain relatives of one of the Company's directors and other unaffiliated investors. The Company paid for the purchase of such interests by assuming outstanding joint interest payables on the properties aggregating $186,000, paying $365,000 in cash and by granting the Sellers options to purchase an aggregate of 503,557 shares of the Company's common stock at a price of $5.00 per share. The options expire five years from the date of grant.

    Beginning on August 1, 1995, the Company became the managing general partner and a 20.31% limited partner in Crosstex Pipeline Partners, Ltd. ("Crosstex"). The Company received $39,000 in fees for management and construction services provided to Crosstex in 1995. In addition, Crosstex reimbursed the Company $104,000 for direct expenses incurred in connection with managing Crosstex. Crosstex transports natural gas and sells natural gas to the Company. In 1995, the Company had $546,000 in natural gas purchases from Crosstex and paid $158,000 to Crosstex for transportation.

    Included in accounts payable and accrued natural gas purchases in the accompanying financial statements at December 31, 1995 is approximately $381,000 payable to Crosstex. Included in accounts receivable in the accompanying financial statements at December 31, 1995 is approximately $57,000 receivable from Crosstex.

(12) PRICE RISK MANAGEMENT -

    The Company periodically uses derivative financial instruments to manage natural gas price risk. The Company's realized gains and losses attributable to its price risk management activities are as follows:
                                                  1994          1995
                                                  ----          ----
      Oil and Gas Producing Activities -
        Realized Gains                        $   726,166    $  912,841
        Realized Losses                       $     8,616    $   28,272

      Gas Gathering, Processing and Marketing Activities -
        Realized Gains                        $    14,941    $  895,495
        Realized Losses                       $    29,604    $  372,575

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Set forth below is the contract amount and terms of all instruments held for price risk management purposes at December 31, 1994 and 1995:

   Oil and Gas Producing Activities -

Year      Instrument                    Quantity            Price              Remaining Term
----      ----------                    --------            -----              --------------
1994      Natural Gas Price Swaps       9,087,434 MMBtu      $2.00             Jan. 1995 to Nov. 1999
1995      -                             None                   -                       -

    Gas Marketing Activities -

Year      Instrument                    Quantity            Price              Remaining Term
----      ----------                    --------            -----              --------------
1994      Natural Gas Price Swaps       1,670,000 MMBtu     $1.57 to $2.06     Jan. 1995 to Oct. 1995
1995      Natural Gas Price Swaps       533,000 MMBtu       $1.63 to $1.80     Jan. 1996 to Aug. 1996

     During 1995, the Company settled open swap positions relating to the term January 1996 to November 1999 and received a $430,000 cash payment. This amount is reflected as deferred revenue in the accompanying balance sheet at December 31, 1995.

    During the first quarter of 1996, the Company entered into natural gas price swap agreements to hedge 2,905,000 MMBtu of its natural gas production during the term March 1996 to December 1996 at an average price of $1.90 per MMBtu.

(13) INDUSTRY SEGMENT INFORMATION -

     Beginning in June 1994, the Company operates in two business segments, all in the United States, as follows:

     Oil and Gas. The Company is engaged in the acquisition, development and production of oil and natural gas.

     Gas Gathering, Processing and Marketing. The Company markets natural gas, gathers, processes and transports natural gas through its facilities.

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

    Financial information by industry segment is as follows:

                                              1994                 1995
                                          -----------           -----------
    Revenues:
      Oil and gas                         $16,854,665           $22,090,894
      Gas marketing, processing
          and gathering (1)                15,029,743            50,678,578
                                          -----------           -----------
                                          $31,884,408           $72,769,472
                                          ===========           ===========
    Operating Profit (Loss):
      Oil and gas (2)                     $ 3,607,424           $(22,763,232)
      Gas marketing, processing
          and gathering (2)                   489,607              1,440,365
                                          -----------           ------------
                                          $ 4,097,031           $(21,322,867)
                                          ===========           ============
    Identifiable Assets:
      Oil and gas                         $76,842,430           $ 99,661,471
      Gas marketing, processing
          and gathering                     1,004,918              2,321,631
                                          -----------           ------------
                                          $77,847,348           $101,983,102
                                          ===========           ============
    Capital Expenditures:
      Oil and gas                         $15,066,296           $ 59,759,493
      Gas marketing, processing
          and gathering                     1,098,465              2,008,216
                                          -----------           ------------
                                          $16,164,761           $ 61,767,709
                                          ===========           ============

    Depreciation, Depletion and Amortization:
      Oil and gas                         $ 7,148,269            $ 8,277,500
      Gas marketing, processing
          and gathering                         8,522                119,709
                                          -----------            -----------
                                          $ 7,156,791            $ 8,397,209
                                          ===========            ===========

(1)Intersegment revenues which are not included in gas marketing and gathering revenues were $2,033,000 in 1994 and $7,788,000 in 1995.

(2)Total interest expense and total general and administrative expense are not allocated to the segments.

    Sales to one purchaser of the Company's natural gas production accounted for 43% and 21% of total oil and gas sales in 1993 and 1994. Sales to this natural gas purchaser also accounted for 28% and 18% of gas marketing sales in 1994 and 1995, respectively. No single purchaser accounted for more than 10% of oil and gas sales in 1995.

(14) OIL AND GAS RESERVES INFORMATION (UNAUDITED) -

    The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in or offshore to the continental United States.

    Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections.

    There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered. Reserve estimates are integral in management's analysis of impairments of oil and gas properties and the calculation of depreciation, depletion and amortization on those properties.

    The following unaudited table sets forth proved oil and gas reserves at December 31, 1993, 1994 and 1995:

                                                    1993                           1994                              1995
                                          --------------------------     --------------------------     ---------------------------
                                              Oil            Gas             Oil            Gas            Oil              Gas
                                             (Bbls)         (Mcf)           (Bbls)         (Mcf)          (Bbls)           (Mcf)
                                          ----------     -----------     -----------     ----------     -----------     -----------
Proved Reserves:
Beginning of year                         2,259,415      76,061,418       6,110,934      74,362,551       5,119,142      92,839,597
Revisions of previous estimates           1,775,622     (16,703,559)     (1,135,171)     (3,301,162)     (2,843,511)    (18,809,169)
Extensions and discoveries                    -               -              19,224       4,453,439           -               -
Purchases of minerals in place (1)        2,512,387      25,116,583         388,312      23,465,952       1,858,918     108,431,748
Sales of minerals in place                 (158,085)     (2,838,374)         (1,434)        (84,003)          -               -
Production (2)                             (278,405)     (7,273,517)       (262,723)     (6,057,180)       (355,520)     (9,296,832)
                                          ----------     -----------     -----------    ------------     -----------    ------------
End of year                               6,110,934      74,362,551       5,119,142      92,839,597       3,779,029     173,165,344
                                          ----------     -----------     -----------    -----------      -----------    ------------
Proved Developed Reserves:
Beginning of year                           816,113      32,194,895       1,654,902      42,908,631       1,503,919      62,827,267
                                          ==========     ===========     ===========    ============     ===========     ===========
End of year                               1,654,902      42,908,631       1,503,919      62,827,267       2,562,481     130,375,273
                                          ==========     ===========     ===========    ============     ===========    ============

   (1)  1994 purchases of minerals in place include the repurchase of a volumetric production payment of 10,721,629 Mcf.
   (2)  Excludes 1,240,305 and 456,475 Mcf of gas production delivered to a major natural gas company under a volumetric production payment in 1993 and 1994, respectively.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves:

                                                               December 31,
                                                            1994           1995
                                                            ----           ----
Cash Flows Relating to Proved Reserves:
Future Cash Flows                                     $ 243,811,000    $ 426,131,000
Future Costs:
Production                                              (73,899,000)    (121,727,000)
Development                                             (25,366,000)     (39,462,000)
Future Net Cash Flows Before Income Taxes               144,546,000      264,942,000
Future Income Taxes                                     (17,028,000)     (45,175,000)
Future Net Cash Flows                                   127,518,000      219,767,000
10% Discount Factor                                     (49,037,000)     (73,261,000)
                                                      -------------    -------------
Standardized Measure of Discounted Future
 Net Cash Flows                                       $  78,481,000    $ 146,506,000
                                                      =============    =============

                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

Changes in Standardized Measure of Discounted Future Net Cash Flows
     Relating to Proved Reserves:

                                                               For the Year Ended December 31,
                                                        1993               1994                1995
                                                        ----               ----                ----
Standardized Measure, Beginning of Year             $ 45,335,000       $ 60,757,000      $  78,481,000
Net Change in Sales Price, Net of Production Costs    (4,047,000)        (3,392,000)         9,450,000
Development Costs Incurred During the Year Which
Were Previously Estimated                                  -                347,000            822,000
Revisions of Quantity Estimates                       (4,062,000)        (6,457,000)       (30,298,000)
Accretion of Discount                                  4,545,000          6,095,000          7,874,000
Changes in Future Development Costs                    9,545,000          2,695,000         13,248,000
Changes in Timing and Other                           (7,425,000)        (2,883,000)        (2,590,000)
Extensions and Discoveries                                 -              3,582,000              -
Purchases of Reserves In Place                        32,551,000         28,083,000         85,706,000
Sales of Reserves In Place                            (2,073,000)           (84,000)             -
Sales, Net of Production Costs                       (13,529,000)       (10,194,000)       (14,664,000)
Net Changes in Income Taxes                              (83,000)           (68,000)        (1,523,000)
                                                    ------------       ------------      -------------
Standardized Measure, End of Year                   $ 60,757,000       $ 78,481,000      $ 146,506,000
                                                    ============       ============      =============

(15) SUBSEQUENT EVENT -

     During the first quarter of 1996, the Company entered into agreements to acquire Black Stone Oil Company and the interests of additional working interest owners in certain producing oil and gas properties as well as a substantial interest in undeveloped oil and gas leases located in East Texas for total cash consideration of approximately $102.9 million. Black Stone Oil Company is a privately held company based in Houston, Texas and is the operator of and owns interests in the oil and gas properties being acquired.The producing properties to be acquired are located in the Double A Wells field in Polk County, Texas. The estimated net proved oil and gas reserves attributable to the interests being acquired are estimated at 92 billion cubic feet of natural gas and 5 million barrels of oil as of January 1, 1996, the effective date of the acquisition. Such reserves have estimated future net cash flows of $233 million and estimated discounted future net cash flows of $140 million (reserve estimates are unaudited). The acquisition is expected to close by May 1, 1996 and to be financed under a $175 million credit facility being provided by the Company's banks.
                                     F-20

                               INDEX TO EXHIBITS

Exhibit
 Number                             Exhibit                             Page

2.1 Agreement and Plan of Reorganization by and among the Company, Comstock Acquisition, Inc. and Stanford Offshore Energy, Inc. and the Shareholders of Stanford Offshore Energy, Inc. (incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 17, 1993, as amended by Form 8 dated January 14, 1994 and Form 8-K/A dated March 29, 1994).

2.2 Purchase and Sale Agreement, dated May 16, 1995 between Comstock Resources, Inc. and Sonat Exploration Company
          (incorporated   herein  by  reference  to  Exhibit  2(a)  to
          Company's Current Report on Form 8-K dated May 16, 1995).

3.1*      Restated Articles of Incorporation of the Company.               E-5

3.2       Bylaws  of  the   Company  as  adopted  on  July  16,   1990
          (incorporated herein by reference to Exhibit 3.7 to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

4.1 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

4.2 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1994 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated January 7, 1994).

4.3 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the 1994 Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated July 22, 1994).

4.4 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1995 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated June 19, 1995).

Exhibit
 Number                             Exhibit                             Page

4.5 Rights Agreement, dated as of December 10, 1990, by and between the Company and Society National Bank (successor to Ameritrust Texas N.A.), as Rights Agent, (incorporated herein by reference to Exhibit 1 to Company's Registration Statement on Form 8-A, dated December 14, 1990).

4.6 First Amendment to the Rights Agreement, by and between the Company and Society National Bank (successor to Ameritrust Texas, N.A.), as Rights Agent, dated January 7, 1994 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

4.7*      Second Amendment to the Rights Agreement, by and between the     E-8
          Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995. E-8

4.8*      Third Amendment to the Rights Agreement,  by and between the     E-10
          Company and Bank One,  Texas N.A.,  as Rights  Agent,  dated
          June 16, 1995. E-10

4.9*      Fourth Amendment to the Rights Agreement, by and between the     E-13
          Company and American Stock Transfer and Trust Company (successor to Bank One, Texas N.A.), as Rights Agent, dated September 1, 1995.

10.1 Credit Agreement, dated as of July 31, 1995, between the Company, NBD Bank, N.A., Bank One Texas N.A. and NBD Bank, N.A., as agent (incorporated herein by reference to Exhibit 99(c) to the Company's Current Report on Form 8-K dated May 16, 1995, as amended by Form 8-K/A dated August 4, 1995).

10.2*     Amendment No. 1 to the Credit Agreement  effective  December     E-16
          31, 1995,  between the Company,  NBD Bank,  N.A.,  Bank One,
          Texas N.A. and NBD Bank, N.A., as agent. E-16

Exhibit
 Number                             Exhibit                             Page

10.3*     Employment Agreement, dated July 1, 1995, by and between the     E-21
          Company and M. Jay Allison. E-21

10.4*     Employment Agreement, dated July 1, 1995, by and between the     E-27
          Company and Roland O. Burns. E-27

10.5 Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.6 Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit
          10.9 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.7 Form of Restricted Stock Agreement, dated April 2, 1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K dated December 31,
          1991).

10.8 Stock Purchase Warrant Agreement, (W-1), dated as of May 22, 1991 by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 1991).

10.9 Warrant Modification Agreement, (W-1), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31, 1992).

10.10 Stock Purchase Warrant Agreement, (W-2), dated May 22, 1991, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K dated December 31, 1991).

Exhibit
 Number                             Exhibit                             Page

10.11 Warrant Modification Agreement, (W-2), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K dated December 31, 1992).

10.12 Stock Purchase Warrant Agreement, (W-3), dated April 8, 1992, by and between the Company and Liberty Life Insurance Company (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K dated December 31, 1992).

10.13 Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated December 31,
          1994).

10.14 Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated December 31,
          1994).

21        * Subsidiaries of the Company.                                   E-33

23        * Consent of Independent Public Accountants.                     E-35

27        * Financial Data Schedule.                                       E-37

--------
* Filed herewith.