Form 10-Q
period 1996-03-31
COMSTOCK RESOURCES INC
filed 1996-05-07
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X]                 THE SECURITIES EXCHANGE ACT OF 1934
                      For The Quarter Ended March 31, 1996

                                       OR

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
   Yes    [X]        No


                                                   Date          Shares
     Outstanding Common Stock ($0.50 par value)  05/07/96       13,670,242

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX






PART I.  Financial Information                                          Page No.

 Item 1.  Financial Statements

         Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995................................4
         Consolidated Statements of Operations -
           Three Months ended March 31, 1996 and 1995..........................5
         Consolidated Statement of Stockholders' Equity -
           Three Months ended March 31, 1996...................................6
         Consolidated Statements of Cash Flows -
           Three Months ended March 31, 1996 and 1995..........................7
         Notes to Consolidated Financial Statements............................8

 Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................11

PART II.  Other Information


 Item 6.  Exhibits and Reports on Form 8-K................................... 13

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                       March 31,    December 31,
                                                          1996          1995
                                                     ------------- -------------
                                                      (Unaudited)
Cash and Cash Equivalents                            $    657,816  $  1,916,648
Accounts Receivable:
 Oil and gas sales                                      6,780,000     5,385,000
 Gas marketing sales                                   11,325,600     8,450,794
 Joint interest operations                              1,448,177     1,230,403
Prepaid Expenses and Other                                615,980       172,093
Inventory                                                  91,005        92,139
                                                     ------------- -------------
  Total current assets                                 20,918,578    17,247,077
                                                     ------------- -------------

Property and Equipment:
 Oil and gas properties, successful efforts method    156,918,688   154,843,663
 Other                                                  2,776,143     2,717,625
 Accumulated depreciation, depletion
  and amortization                                    (58,025,109)  (55,445,097)
                                                     ------------- -------------
  Net property and equipment                          159,694,831   157,561,288
                                                     ------------- -------------
Other Assets                                              933,768       735,398
                                                     ------------- -------------
                                                     $181,547,177  $175,543,763
                                                     ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                    $ 10,260,566  $ 18,677,181
Accounts Payable and Accrued Expenses                  18,958,008    16,511,219
                                                     ------------- -------------
  Total current liabilities                            29,218,574    35,188,400
                                                     ------------- -------------

Long-term Debt, less current portion                   59,505,625    53,133,751
Deferred Revenue                                          322,501       430,000
Other Noncurrent Liabilities                            1,185,071     1,218,742
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000 shares
  authorized, 3,100,000 shares outstanding at
  March 31, 1996 and December 31, 1995                 31,000,000    31,000,000
 Common stock - $.50 par, 30,000,000 shares authorized,
  13,120,242 and 12,926,672 shares outstanding
  at March 31, 1996 and December 31, 1995, respectively 6,560,122     6,463,336
 Additional paid-in capital                            38,861,759    38,182,398
 Retained deficit                                     (43,067,990)  (45,444,055)
 Less: Deferred compensation - restricted stock grants    (63,594)      (73,906)
                                                     ------------- -------------
  Total stockholders' equity                           33,290,297    30,127,773
                                                     ------------- -------------
                                                     $123,522,068  $120,098,666
                                                     ============= =============

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                          1996          1995
                                                      ------------  ------------
Revenues:
  Oil and gas sales                                   $ 9,555,141   $ 3,816,083
  Gas marketing sales                                  25,425,901    10,500,071
  Gas gathering and processing                            153,611       190,745
  Other income                                            129,945        81,928
                                                      ------------  ------------
     Total revenues                                    35,264,598    14,588,827
                                                      ------------  ------------
Expenses:
  Oil and gas operating                                 2,523,187     1,485,100
  Natural gas purchases                                24,793,593    10,214,663
  Gas gathering and processing                             56,946        47,240
  Depreciation, depletion and amortization              2,621,358     1,797,594
  General and administrative, net                         411,833       499,160
  Interest                                              1,848,470       976,633
                                                      ------------  ------------
     Total expenses                                    32,255,387    15,020,390
                                                      ------------  ------------

Income (loss) before income taxes                       3,009,211      (431,563)
Provision for income taxes                                  -             -
                                                      ------------  ------------
Net income (loss)                                       3,009,211      (431,563)
Preferred stock dividends                                (633,146)     (289,110)
                                                      ------------  ------------
Net income (loss) attributable
  to common stock                                     $ 2,376,065   $  (720,673)
                                                      ============  ============
Net income (loss) attributable
  to common stock per share -
     Primary                                          $      0.18   $     (0.06)
                                                      ============  ============
     Fully diluted                                    $      0.15   $     (0.06)
                                                      ============  ============
Weighted average number of common and common
  stock equivalent shares outstanding -
     Primary                                           13,552,330    12,344,733
                                                      ============  ============
     Fully diluted                                     19,928,710    12,344,733
                                                      ============  ============

        The accompanying notes are an integral part of these statements.

                                                 COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 For the Three Months Ended March 31, 1996
                                                                (Unaudited)




                                                                                               Deferred
                                                                 Additional      Retained     Compensation-
                                      Preferred      Common        Paid-In       Earnings     Restricted
                                        Stock         Stock        Capital      (Deficit)     Stock Grants     Total
                                    ------------  ------------  ------------  -------------  ------------  ------------
Balance at December 31, 1995        $31,000,000   $ 6,463,336   $38,182,398   $(45,444,055)  $   (73,906)  $30,127,773
  Issuance of common stock                -            96,786       679,361         -              -           776,147
  Restricted stock grants                 -             -             -             -             10,312        10,312
  Net income (loss) attributable
    to common stock                       -             -             -          2,376,065         -         2,376,065
                                    ------------  ------------  ------------  -------------  ------------  ------------
Balance at March 31, 1996           $31,000,000   $ 6,560,122   $38,861,759   $(43,067,990)  $   (63,594)  $33,290,297
                                    ============  ============  ============  =============  ============  ============








        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)
                                                          1996          1995
                                                      ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $ 3,009,211  $   (431,563)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Compensation paid in common stock                      153,312       123,311
   Depreciation, depletion and amortization             2,621,358     1,797,594
   Deferred revenue                                      (107,499)      430,000
   Gain on sales of property                                -            (1,175)
                                                      ------------ -------------
      Working capital provided by operations            5,676,382     1,918,167
   Increase in accounts receivable                     (4,487,580)     (167,231)
   Increase in other current assets                      (442,753)     (213,485)
   Increase (decrease) in accounts payable
      and accrued expenses                              2,446,789    (1,370,089)
                                                      ------------ -------------
  Net cash provided by operating activities             3,192,838       167,362
                                                      ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                  (2,406,929)     (738,959)
 Proceeds from sales of properties                          -            81,175
                                                      ------------ -------------
  Net cash used for investing activities               (2,406,929)     (657,784)
                                                      ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Stock issuance costs                                       -            (7,062)
 Borrowings                                               149,671       103,139
 Principal payments on debt                            (2,194,412)   (2,094,013)
                                                      ------------ -------------
  Net cash used for financing activities               (2,044,741)   (1,997,936)
                                                      ------------ -------------
  Net decrease in cash and cash equivalents            (1,258,832)   (2,488,358)
  Cash and cash equivalents, beginning of year          1,916,648     3,425,248
                                                      ------------ -------------
  Cash and cash equivalents, end of period             $   657,816  $    936,890
                                                      ============ =============

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

        Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 1996 and the related results of operations and cash flows for the three months ended March 31, 1996 and 1995.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for the three months ended March 31, 1996 and 1995, are not necessarily an indication of the results expected for the full year.

        Supplementary Information with Respect to the Statements of Cash Flows -

     The Company paid cash for interest of $1,848,470 and $976,633 during the three months ended March 31, 1996 and 1995, respectively. No cash for income taxes was paid in the three months ended March 31, 1996 and 1995.

     The following is a summary of the significant noncash investing and financing activities:

                                                          For the Three Months
                                                             Ended March 31,
                                                          1996           1995
                                                       ---------       --------

    Common stock issued for director compensation      $ 143,000       $113,000

    Common stock issued for preferred stock dividends  $ 633,146       $289,110

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



        Earnings Per Share -

     Net income (loss) attributable to common stock represents net income (loss) less preferred stock dividend requirements of $633,146 and $289,110 for the three months ended March 31, 1996 and 1995, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method. Fully diluted net income (loss) attributable to common stock per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options and warrants using the treasury stock method.

(2)  LONG-TERM DEBT -

     At March 31, 1996, the Company had $59.4 million outstanding under a $100 million bank revolving credit facility. Amounts outstanding under the bank credit facility bear interest at the agent bank's prime rate plus 1 1/2% (9.75% at March 31, 1996) and cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at March 31, 1996 was $62.6 million and reduces by $1,060,000 each month until the next redetermination. The Company also had $10 million outstanding under a bridge loan payable to the banks. The bridge loan matures at July 31, 1996 and bears interest at the agent bank's prime rate plus 4% (12.25% at March 31, 1996). Current amounts outstanding under the bank credit facility at March 31, 1996 have been reclassified in the accompanying balance sheet according to the terms of the new bank credit facility (See Note 3).

(3)  SUBSEQUENT EVENTS -

     On May 1 and May 2, 1996, the Company acquired 100% of the capital stock of Black Stone Oil Company and additional interests held by other working interest owners in certain producing oil and gas properties as well as interests in undeveloped oil and gas leases located in East Texas for total cash consideration of approximately $104 million. Black Stone Oil Company is the operator of the producing oil and gas properties which are located in the Double A Wells field in Polk County, Texas. The estimated net proved oil and gas reserves acquired are estimated at 98.5 billion cubic feet of natural gas and
5.3 million barrels of oil as of January 1, 1996, the effective date of the acquisition. Such reserves have estimated pretax future net cash flows of $249 million and estimated pretax discounted future net cash flows of $149 million.

     The acquisition was financed under a new $176 million bank credit facility provided by two banks consisting of a $166 million revolving credit facility and a $10 million bridge loan. The Company financed the $104 million acquisition and refinanced $58.7 million outstanding under its existing revolving credit facility and an existing $10 million bridge loan which was to mature on July 31, 1996 with borrowings under the new bank credit facility. Amounts outstanding under the new revolving credit facility bear interest at the agent bank's base rate plus 1/2% and are subject to a borrowing base

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



determined semiannually by the banks. The new revolving credit facility converts to a two year term loan on May 1, 1999. Amounts outstanding under the new bridge loan bear interest at the agent bank's base rate plus 3% and are payable in full on December 31, 1996.

     In April 1996, the Company entered into letters of intent with two unrelated parties to sell certain oil and gas properties of aggregate proceeds of approximately $9.5 million. The properties to be sold include interests in 145 producing wells located in Oklahoma, Arkansas, Nebraska and Kansas as well as certain nonproducing acreage in South Texas. The sales are expected to close during the second quarter of 1996. The proceeds of the sales will be used to retire the new $10 million bridge loan discussed above.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      In the first quarter of 1996 oil and gas sales increased $5.7 million (150%), to $9.6 million from $3.8 million in 1995's first quarter due primarily to a 90% increase in gas production and a 66% increase in oil production as well as increased oil and gas prices. The production increases related primarily to production from the 1995 oil and gas property acquisitions. The production increases combined with a 44% increase in the Company's average gas price and a 14% increase in the Company's average oil price account for the 150% increase in oil and gas sales.

      The following table reflects the Company's oil and gas production and its average oil and gas prices for the three months ended March 31, 1996 and 1995:

                                                        Three Months
                                                       Ended March 31,
                                                    1996          1995
                                                  ---------     --------
                PRODUCTION:
                    Oil (MBbls)                        105           64
                    Gas (MMcf)                       3,109        1,635

                AVERAGE PRICES:
                    Oil (per Bbl)                   $18.73       $16.48
                    Gas (per Mcf)                   $ 2.44       $ 1.69


      Gas marketing net margins (revenues less expenses) increased $347,000 (122%) to $632,000 in 1996 from $285,000 in 1995 due primarily to the increase in natural gas prices in the first quarter of 1996.

      Gas gathering and processing net margins (revenues less expenses) decreased $47,000 (33%) to $97,000 in the first quarter of 1996 from $144,000 in 1995's first quarter due primarily to the sale of the Wharton gas processing plant in the third quarter of 1995.

      Other income increased $48,000 (59%) to $130,000 in the first quarter of 1996 from $82,000 in first quarter of 1995.

      Lease operating expenses, including production taxes, increased $1 million (70%) to $2.5 million in the first three months of 1996 from $1.5 million in the first three months of 1995 due primarily to the 85% increase in oil and gas production (on an equivalent Mcf basis) resulting from the property acquisitions previously discussed. Lease operating expenses per Mcfe produced decreased 9% to $.67 in 1996 from $.74 in 1995 due to the lower lifting costs associated with the properties acquired in 1995.

      General and administrative expenses decreased $87,000 (17%) to $412,000 in first quarter of 1996 from $499,000 in 1995's first quarter. The decrease is an result of an increase in well operating income received in 1996 which is netted against general and administrative expenses.

      Depreciation, depletion and amortization increased $824,000 (46%) to $2.6 million in the first quarter of 1996 from $1.8 million in the first quarter of 1995 due primarily to the 85% increase in oil

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


and gas production (on an equivalent Mcf basis). Amortization per Mcfe produced decreased by 22% to $.67 in 1996 from $.86 in 1995 due to the lower acquisition costs associated with the properties acquired in 1995.

      Interest expense increased $872,000 (89%) to $1.8 million for three months ended March 31, 1996 from $977,000 for the three months ended March 31, 1995 due primarily to an increase in the average outstanding advances under the Company's bank credit facility. The average annual interest rate paid under the bank credit facility decreased to 10.2% in 1996's first quarter as compared to 10.3% in 1995's first quarter.

      The Company reported net income of $3 million before preferred stock dividends of $633,000 for three months ended March 31, 1996, as compared to a loss of $432,000 before preferred stock dividends of $289,000 for three months ended March 31, 1995. Net income per share for the first quarter was 18(cent) (15(cent) fully diluted) on weighted average shares outstanding of 13.6 million (19.9 million fully diluted) as compared to a net loss of 6(cent) per share for the first quarter of 1995 on weighted average shares outstanding of 12.3 million.


Capital Expenditures

     The following table summaries the Company's capital expenditure activity for the three months ended March 31, 1996 and 1995 (in thousands):

                                            Three Months Ended March 31,
                                                 1996           1995
                                            -----------    -----------
     Acquisition of oil and gas reserves    $    -         $    -
     Other leasehold costs                           86              5
     Workovers and recompletions                  1,246            438
     Development drilling                           743            222
     Acquisition of gas marketing,
         processing and gathering assets             73             65
     Other                                          259              9
                                            -----------    -----------
                   Total                    $     2,407    $       739
                                            ===========    ===========

Liquidity

      On May 1 and May 2, 1996, the Company acquired 100% of the capital stock of Black Stone Oil Company and additional interests held by other working interest owners in certain producing oil and gas properties as well as interests in undeveloped oil and gas leases located in East Texas for total cash consideration of approximately $104 million. The acquisition was financed under a new $176 million bank credit facility provided by two banks consisting of a $166 million revolving credit facility and a $10 million bridge loan. The Company financed the $104 million acquisition and refinanced $58.7 million outstanding under its existing revolving credit facility and an existing $10 million bridge loan which was to mature on July 31, 1996 with borrowings under the new bank credit facility. Amounts outstanding under the new revolving credit facility bear interest at the agent bank's base rate plus 1/2% and are subject to a borrowing base determined semiannually by the banks. The new revolving credit facility converts to a two year term loan on May 1, 1999. Amounts outstanding under the new bridge loan bear interest at the agent bank's base rate plus 3% and are payable in full on December 31, 1996.

      At March 31, 1996 the Company had a working capital deficit of approximately $8.3 million due to the short-term $10 million bridge loan outstanding. The Company anticipates retiring the new bridge loan from proceeds of pending asset sales expected to close in the second quarter of 1996.

      The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses borrowings under its bank credit facility as well as internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that such sources will be sufficient to fund its planned $12 million in developmental capital expenditures during the remainder of 1996.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.       Exhibits

     27. Financial Data Schedule for the three months ended March 31, 1996.

b.       Reports on Form 8-K

              None.

                                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMSTOCK RESOURCES, INC.



Date May 7, 1996                     /s/M. JAY ALLISON
                                     ------------------
                                     M. Jay Allison, President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date May 7, 1996                     /s/ROLAND O. BURNS
                                     ------------------
                                     Roland O. Burns, Senior Vice President,
                                     Chief Financial Officer, Secretary, and
                                     Treasurer (Principal Financial and
                                         Accounting Officer)