Form 10-Q/A
period 1996-03-31
COMSTOCK RESOURCES INC
filed 1996-05-17
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                       AMENDMENT OT APPLICATION OR REPORT
                  Filed pursuant to Section 12, 13 or 15(d) of

                       THE SECURITIES EXCHANGE ACT OF 1934
                      For The Quarter Ended March 31, 1996

                           Commission File No. 0-16741


                            COMSTOCK RESOURCES, INC.
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1






     The undersigned hereby amends the following item: financial statements of its Quarterly Report on form 10Q for the three months ended March 31, 1996, as set forth in the page attached hereto:

                                                                   Page No.
     ITEM 1.    FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995.......................4

ITEM 1. Financial Information

     The following page 4 under the above referenced item replaces page 4 in its entirety:

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                       March 31,    December 31,
                                                          1996          1995
                                                     ------------- -------------
                                                      (Unaudited)
Cash and Cash Equivalents                            $    657,816  $  1,916,648
Accounts Receivable:
 Oil and gas sales                                      6,780,000     5,385,000
 Gas marketing sales                                   11,325,600     8,450,794
 Joint interest operations                              1,448,177     1,230,403
Prepaid Expenses and Other                                615,980       172,093
Inventory                                                  91,005        92,139
                                                     ------------- -------------
  Total current assets                                 20,918,578    17,247,077
                                                     ------------- -------------

Property and Equipment:
 Oil and gas properties, successful efforts method    156,918,688   154,843,663
 Other                                                  2,776,143     2,717,625
 Accumulated depreciation, depletion
  and amortization                                    (58,025,109)  (55,445,097)
                                                     ------------- -------------
  Net property and equipment                          101,669,722   102,116,191
                                                     ------------- -------------
Other Assets                                              933,768       735,398
                                                     ------------- -------------
                                                     $123,522,068  $120,098,666
                                                     ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                    $ 10,260,566  $ 18,677,181
Accounts Payable and Accrued Expenses                  18,958,008    16,511,219
                                                     ------------- -------------
  Total current liabilities                            29,218,574    35,188,400
                                                     ------------- -------------

Long-term Debt, less current portion                   59,505,625    53,133,751
Deferred Revenue                                          322,501       430,000
Other Noncurrent Liabilities                            1,185,071     1,218,742
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000 shares
  authorized, 3,100,000 shares outstanding at
  March 31, 1996 and December 31, 1995                 31,000,000    31,000,000
 Common stock - $.50 par, 30,000,000 shares authorized,
  13,120,242 and 12,926,672 shares outstanding
  at March 31, 1996 and December 31, 1995, respectively 6,560,122     6,463,336
 Additional paid-in capital                            38,861,759    38,182,398
 Retained deficit                                     (43,067,990)  (45,444,055)
 Less: Deferred compensation - restricted stock grants    (63,594)      (73,906)
                                                     ------------- -------------
  Total stockholders' equity                           33,290,297    30,127,773
                                                     ------------- -------------
                                                     $123,522,068  $120,098,666
                                                     ============= =============

        The accompanying notes are an integral part of these statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be singed on its behalf by the undersigned hereunto duly authorized.

                                        COMSTOCK RESOURCES, INC.

Dated: May 17, 1996                     By:/s/ ROLAND O. BURNS
                                        ----------------------
                                        Roland O. Burns, Senior Vice President
                                        Chief Financial Officer, Secretary and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)