Form 10-Q
period 1996-06-30
COMSTOCK RESOURCES INC
filed 1996-08-14
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
(root)                 THE SECURITIES EXCHANGE ACT OF 1934
                       For The Quarter Ended June 30, 1996

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

                          Telephone No.: (214) 701-2000


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
   Yes    [root]        No


   The number of shares outstanding of Registrant's common stock, par value $.50, as of August 14, 1996 was 15,747,254.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX






PART I.  Financial Information                                          Page No.

    Item 1.  Financial Statements

     Consolidated Balance Sheets -
       June 30, 1996 and December 31, 1995.....................................4
     Consolidated Statements of Operations -
       Three Months and Six Months ended June 30, 1996 and 1995................5
     Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1996..........................................6
     Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1996 and 1995.................................7
     Notes to Consolidated Financial Statements................................8

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................11

PART II.  Other Information
    Item 4.  Submission of Matters to a Vote of Security Holders..............14


    Item 6.  Exhibits and Reports on Form 8-K.................................15

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                        June 30,    December 31,
                                                          1996          1995
                                                     ------------- -------------
                                                      (Unaudited)
Cash and Cash Equivalents                            $  8,693,877  $  1,916,648
Accounts Receivable:
 Oil and gas sales                                     12,843,359     5,385,000
 Gas marketing sales                                    8,768,528     8,450,794
 Joint interest operations                              2,289,541     1,230,403
Other Current Assets                                      545,719       264,232
                                                     ------------- -------------
  Total current assets                                 33,141,024    17,247,077
                                                     ------------- -------------

Property and Equipment:
 Oil and gas properties,
  successful efforts method                           247,979,050   154,843,663
 Other                                                  2,797,690     2,717,625
 Accumulated depreciation, depletion
  and amortization                                    (57,603,565)  (55,445,097)
                                                     ------------- -------------
  Net property and equipment                          193,173,175   102,116,191
                                                     ------------- -------------
Other Assets                                              661,727       735,398
                                                     ------------- -------------
                                                     $226,975,926  $120,098,666
                                                     ============= =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                    $    217,262  $ 18,677,181
Accounts Payable and Accrued Expenses                  23,825,144    16,511,219
                                                     ------------- -------------
  Total current liabilities                            24,042,406    35,188,400
                                                     ------------- -------------

Long-term Debt, less current portion                  160,037,501    53,133,751
Deferred Revenue                                          215,002       430,000
Other Noncurrent Liabilities                            1,155,264     1,218,742
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000 shares
  authorized, 3,100,000 shares outstanding at
  June 30, 1996 and December 31, 1995                  31,000,000    31,000,000
 Common stock - $.50 par, 30,000,000 shares
  authorized, 13,724,754 and 12,926,672 shares
  outstanding at June 30, 1996 and                                    6,463,336
  December 31, 1995, respectively                       6,862,378
 Additional paid-in capital                            40,391,779    38,182,398
 Retained deficit                                     (36,675,123)  (45,444,055)
 Less: Deferred compensation -
       restricted stock grants                            (53,281)      (73,906)
                                                     ------------- -------------
  Total stockholders' equity                           41,525,753    30,127,773
                                                     ------------- -------------
                                                     $226,975,926  $120,098,666
                                                     ============= =============

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months                Six Months
                                  Ended June 30,              Ended June 30,
                                 1996         1995          1996        1995
                             ------------ ------------ ------------ ------------
Revenues:
 Oil and gas sales           $16,222,008  $ 4,556,342  $25,777,149  $ 8,372,425
 Gas marketing sales          19,243,208   12,755,385   44,669,109   23,255,456
 Gas gathering and processing    209,756      145,781      363,367      336,526
 Gain on sales of properties   1,527,575        -        1,527,575        -
 Other income                    102,326       51,387      232,271      133,315
                             ------------ ------------ ------------ -----------
    Total revenues            37,304,873   17,508,895   72,569,471   32,097,722
                             ------------ ------------ ------------ -----------
Costs and Expenses:
 Oil and gas operating         3,317,852    1,282,251    5,841,039    2,767,351
 Exploration                     285,364        -          285,364        -
 Natural gas purchases        18,902,249   12,462,664   43,695,842   22,677,327
 Gas gathering and processing     73,283       38,799      130,229       86,039
 Depreciation, depletion
    and amortization           4,483,782    2,065,193    7,105,140    3,862,787
 General and administrative,net  472,533      482,419      884,366      981,579
 Interest                      2,743,797      942,564    4,592,267    1,919,197
                             ------------ ------------ ------------ ------------
    Total costs and expenses  30,278,860   17,273,890   62,534,247   32,294,280
                             ------------ ------------ ------------ ------------
Income (loss) before income
     taxes                     7,026,013      235,005   10,035,224     (196,558)
Provision for income taxes          -           -           -             -
                             ------------ ------------ ------------ ------------
Net income (loss)              7,026,013      235,005   10,035,224     (196,558)
Preferred stock dividends       (633,146)    (337,321)  (1,266,292)    (626,431)
                             ------------ ------------ ------------ ------------
Net income (loss) attributable
 to common stock             $ 6,392,867  $  (102,316) $ 8,768,932  $  (822,989)
                             ============ ============ ============ ============
Net income (loss) attributable
 to common stock per share -
    Primary                  $      0.45  $     (0.01) $     0.63   $     (0.07)
                             ============ ============ ============ ===========
    Fully diluted            $      0.34  $     (0.01) $     0.49  $     (0.07)
                             ============ ============ ============ ===========
Weighted average number of common
  and common stock equivalent
  shares outstanding -
    Primary                   14,184,036   12,478,302   13,868,183   12,412,040
                             ============ ============ ============  ==========
    Fully diluted             20,632,632        -       20,380,776        -
                             ============ ============ ============= ==========

        The accompanying notes are an integral part of these statements.


                                                                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              For the Six Months Ended June 30, 1996
                                                                        (Unaudited)




                                                                                               Deferred
                                                                 Additional      Retained     Compensation-
                                      Preferred      Common        Paid-In       Earnings     Restricted
                                        Stock         Stock        Capital      (Deficit)     Stock Grants     Total
                                    ------------  ------------  ------------  -------------  ------------  ------------
Balance at December 31, 1995        $31,000,000   $ 6,463,336   $38,182,398   $(45,444,055)  $   (73,906)  $30,127,773
  Issuance of common stock                -           399,042     2,209,381         -              -         2,608,423
  Restricted stock grants                 -             -             -             -             20,625        20,625
  Net income attributable
    to common stock                       -             -             -          8,768,932         -         8,768,932
                                    ------------  ------------  ------------  -------------  ------------  ------------
Balance at June 30, 1996            $31,000,000   $ 6,862,378   $40,391,779   $(36,675,123)  $   (53,281)  $41,525,753
                                    ============  ============  ============  =============  ============  ============




                                           The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                    (Unaudited)
                                                      1996           1995
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $  10,035,224  $    (196,558)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Compensation paid in common stock                   174,875        133,625
   Exploration                                         285,364         -
   Depreciation, depletion and amortization          7,105,140      3,862,787
   Deferred revenue                                   (214,998)       430,000
   Gain on sales of properties                      (1,527,575)       (18,035)
                                                 -------------- --------------
      Working capital provided by operations        15,858,030      4,211,819
   Increase in accounts receivable                  (8,835,231)      (211,360)
   Increase in other current assets                   (281,487)       (62,180)
   Increase (decrease) in accounts payable
      and accrued expenses                           7,022,030     (1,777,764)
                                                 -------------- --------------
  Net cash provided by operating activities         13,763,342      2,160,515
                                                 -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of properties                   8,969,029         98,035
 Capital expenditures and acquisitions            (105,878,749)    (8,916,606)
                                                 -------------- --------------
  Net cash used for investing activities           (96,909,720)    (8,818,571)
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock issuance                 -          15,000,000
 Proceeds from common stock issuance                 1,487,500         -
 Stock issuance costs                                   (7,724)       (43,683)
 Borrowings                                        172,149,671      7,403,139
 Principal payments on debt                        (83,705,840)   (18,566,197)
                                                 -------------- --------------
  Net cash provided by financing activities         89,923,607      3,793,259
                                                 -------------- --------------
  Net increase (decrease) in cash and                6,777,229     (2,864,797)
   cash equivalents
  Cash and cash equivalents, beginning of year       1,916,648      3,425,248
                                                 -------------- --------------
  Cash and cash equivalents, end of period       $   8,693,877  $     560,451
                                                 ============== ==============

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1996 and 1995
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 1996 and the related results of operations for the three months and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.

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

     The results of operations for the six months ended June 30, 1996 and 1995, are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

     The Company paid cash for interest of $4,261,729 and $1,919,197 during the six months ended June 30, 1996 and 1995, respectively. No cash for income taxes was paid in the six months ended June 30, 1996 and 1995.

     The following is a summary of the significant noncash investing and financing activities:

                                                            For the Six Months
                                                              Ended June 30,
                                                             1996       1995
                                                           --------   ---------

     Common stock issued for director compensation         $154,250   $113,000

     Common stock issued for preferred stock dividends     $974,397   $626,431

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



     Earnings Per Share -

     Net income (loss) attributable to common stock represents net income (loss) less preferred stock dividend requirements of $633,146 and $337,321 for the three months ended June 30, 1996 and 1995, respectively and $1,266,292 and $626,431 for the six months ended June 30, 1996 and 1995, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method. Fully diluted net income (loss) attributable to common stock per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options and warrants using the treasury stock method.

(2)  OIL & GAS PROPERTY ACQUISITION -

     On May 1 and May 2, 1996, the Company completed a $104 million purchase of working interests in the Double A Wells field in Polk County, Texas. The Company acquired 100% of the capital stock of Black Stone Oil Company, the operator of the field, together with additional interests held by other working interest owners in nineteen producing oil and gas properties as well as interests in adjacent undeveloped oil and gas leases. The interests were acquired effective January 1, 1996. Accordingly, revenues from the properties net of operating and development costs attributable to the period January 1, 1996 to April 30, 1996 were recorded as a reduction of the purchase price paid for the properties. The net proved oil and natural gas reserves attributable to the interests acquired are estimated at 5.3 million barrels of oil and 98.5 billion cubic feet of natural gas as of January 1, 1996.

(3)  LONG-TERM DEBT -

     In connection with the $104 million oil and gas property acquisition closed in May 1996, the Company entered into a $176 million credit facility with two banks, consisting of a $166 million revolving credit commitment and a $10 million short-term bridge loan. The new revolving credit facility converts to a two year term loan on May 1, 1999. The Company financed the $104 million acquisition and refinanced $68.7 million outstanding under its existing bank credit facility with borrowings under the new bank credit facility. On May 15, 1996, the Company repaid the $10 million bridge loan primarily from proceeds from certain asset sales.

     As of June 30, 1996, the Company had $160 million outstanding under the new bank revolving credit facility. Borrowings under the new bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at June 30, 1996 was $166 million. Amounts outstanding under the new bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 1/2% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 2%. As of June 30, 1996, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.51% per annum.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)




(4)  SALE OF OIL AND GAS PROPERTIES -

     In May 1996, the Company sold certain oil and gas properties for approximately $9 million. The properties sold include interests in 145 producing wells located in Oklahoma, Arkansas, Nebraska and Kansas as well as the Company's interests in the Chapman Ranch field in South Texas. The properties sold were non-strategic assets to the Company and were located out of the Company's primary operating areas. A gain from the sales of $1.5 million is included in the accompanying statement of operations.

(5)  SUBSEQUENT EVENT -

     On July 10, 1996, the Company converted the 1,000,000 shares of the 1994 Series B Convertible Preferred Stock, $10 par value, into 2,000,000 shares of common stock of the Company. The conversion of the 1994 Series B Convertible Preferred Stock into common stock will reduce the dividends paid on the preferred stock in the future by $625,000 per annum.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues

     Oil and gas sales increased $11.7 million (256%) in the second quarter of 1996, to $16.2 million from $4.6 million in 1995's second quarter due primarily to a 176% increase in gas production and a 203% increase in oil production. The production increases are principally related to oil and gas property acquisitions that were completed in July 1995 and May 1996. The increase in oil and gas sales in the second quarter of 1996 is also partially due to a 32% increase in the Company's average gas price and a 13% increase in the Company's average oil price realized for the quarter.

     For the six months ended June 30, 1996, oil and gas sales increased $17.4 million (208%) to $25.8 million from $8.4 million in 1995. Gas production increased 134% and oil production increased 142% in the first six months of 1996. Production increases from the acquisitions combined with a 37% increase in the Company's average gas price and a 15% increase in the average oil price account for the 208% increase in oil and gas sales.

     The following table below reflects the Company's oil and gas production and its average oil and gas prices for the three months and six months ended June 30, 1996 and 1995:

                              Three Months             Six Months
                             Ended June 30,          Ended June 30,
                             1996     1995           1996     1995
                            ------   ------         ------   ------
      PRODUCTION:
          Oil (MBbls)          239       79            345      143
          Gas (MMcf)         4,867    1,767          7,976    3,403
      AVERAGE PRICES:
          Oil (per Bbl)     $20.45   $18.09         $19.92   $17.37
          Gas (per Mcf)     $ 2.33   $ 1.77         $ 2.37   $ 1.73

      Gas marketing net margins (revenues less expenses) increased $48,000 (16%) to $341,000 in the second quarter of 1996 from $293,000 in 1995's second quarter. For the six months ended June 30, 1996 net margins increased $395,000 (68%) to $973,000 from $578,000 in the six months ended June 30, 1995. The increase over 1995 is attributable to higher first quarter 1996 margins which reflected the Company's ability to capitalize on short-term volatility in natural gas prices during 1996's first quarter.

      Gas gathering and processing net margins (revenues less expenses) increased $29,000 (28%) to $136,000 in the second quarter of 1996 from $107,000 in 1995's second quarter. For the six months ended June 30, 1996 net margins decreased $17,000 (7%) to $233,000 from $250,000 in the six months ended June 30, 1995.

      Other income increased $51,000 (99%) to $102,000 in the second quarter of 1996 from $51,000 in second quarter of 1995. Other income for the six months ended June 30, 1996 increased $99,000 (74%) to $232,000 from $133,000 for the six months ended June 30, 1995. The increase is due primarily to interest income earned on short-term cash deposits.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


      Costs and Expenses

      Oil and gas operating expenses, including production taxes, increased $2 million (159%) to $3.3 million in the second quarter of 1996 from $1.3 million in the second quarter of 1995 due primarily to the 181% increase in oil and gas production (on an equivalent Mcf basis) resulting from the 1995 and 1996 property acquisitions. Oil and gas operating expenses per Mcf produced decreased 8% to 53 cent in the second quarter of 1996 from 57 cent in the second quarter of 1995. Oil and gas operating costs for the six months ended June 30, 1996 increased $3 million (111%) to $5.8 million from $2.8 million for the six months ended June 30, 1995. Oil and gas operating expenses per Mcf produced decreased 11% to 58 cent for six months ended June 30, 1996 from 65 cent in 1995. The decrease results from lower lifting costs associated with the Double A Wells field acquired in May 1996.

      General and administrative expenses decreased $10,000 (2%) to $473,000 in the second quarter of 1996 from $482,000 in 1995's second quarter. For the first six months of 1996, general and administrative expenses decreased $97,000 (10%) to $884,000 from $982,000 in the six months ended June 30, 1995.

      Depreciation, depletion and amortization increased $2.4 million (117%) to $4.5 million in the second quarter of 1996 from $2.1 million in the second quarter of 1995 due primarily to the 181% increase in oil and gas production (on an equivalent Mcf basis). Amortization per Mcfe produced decreased by 22% to 69 cent for the three months ended June 30, 1996 from 89 cent for the three months ended June 30, 1995 due to the lower acquisition costs associated with the properties acquired in 1995. For the six months ended June 30, 1996, depreciation, depletion and amortization increased $3.2 million (84%) to $7.1 million from $3.9 million for the six months ended June 30, 1995. Amortization per Mcfe decreased by 22% to 68 cent for the six months ended June 30, 1996 from 88 cent for the six months ended June 30, 1995.

      Interest expense increased $1.8 million (191%) to $2.7 million for three months ended June 30, 1996 from $943,000 for the three months ended June 30, 1995. Interest expense for the six months ended June 30, 1996 increased $2.7 million (139%) to $4.6 million in 1996 from $1.9 million for the six months ended June 30, 1995. The increases are related to an increase in the average outstanding advances under the Company's bank credit facility. The weighted average annual interest rate paid under the bank credit facility decreased to 9.0% in 1996's first half as compared to 10.5% in the first half of 1995.

      Net Income

      For the second quarter of 1996, the Company reported net income of $7 million before preferred stock dividends of $633,000 as compared to net income of $235,000 before preferred stock dividends of $337,000 for three months ended June 30, 1995. Net income per share for the second quarter of 1996 was 45 cent (34 cent on a fully diluted basis) on weighted average shares outstanding of
14.2 million (20.6 million on a fully diluted basis) as compared to a net loss of 1 cent per share for the second quarter of 1995 on weighted average shares outstanding of 12.5 million. The second quarter net income included a $1.5 million gain from the sale of certain oil and gas properties and a charge for an exploratory dry hole of $285,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


      Net income for the six months ended June 30, 1996 was $10 million before preferred stock dividends of $1.3 million as compared to a loss of $197,000 before preferred stock dividends of $626,000 for the six months ended June 30, 1995. Net income per share for the year ended June 30, 1996 was 63 cent (49 cent on a fully diluted basis) on weighted average shares outstanding of
13.9 million (20.4 million on a fully diluted basis) as compared to a net loss of 7 cent per share for the six months ended June 30, 1995 on weighted average shares outstanding of 12.4 million.

Capital Expenditures

      On May 1 and May 2, 1996, the Company completed its largest acquisition to date with the $104 million purchase of working interests in the Double A Wells field in Polk County, Texas. The Company acquired 100% of the capital stock of Black Stone Oil Company, the operator of the field, together with additional interests held by other working interest owners in nineteen producing oil and gas properties as well as interests in adjacent undeveloped oil and gas leases. The interests were acquired effective January 1, 1996. Accordingly, revenues from the properties net of operating and development costs attributable to the period January 1, 1996 to April 30, 1996 were recorded as a reduction of the purchase price paid for the properties.

      The following table summaries the Company's capital expenditure activity for the six months ended June 30, 1996 and 1995 (in thousands):

                                               Six Months Ended June 30,
                                                   1996        1995
                                                ---------   --------
      Acquisition of oil and gas reserves       $101,784    $  7,522
      Other leasehold costs                           71      -
      Workovers and recompletions                  1,827         870
      Exploratory drilling                           285      -
      Development drilling                         1,759         399
      Acquisition of gas marketing,
          processing and gathering assets             63         109
      Other                                           90          17
                                                ---------   --------
                    Total                       $ 105,879   $  8,917
                                                =========   ========

Capital Resources and Liquidity

      During the six months ended June 30, 1996, the primary sources of funds for the Company were borrowings under the Company's new bank credit facility of $172.1 million, cash generated from operations of $13.8 million and proceeds from sales of properties of $9 million. Primary uses of funds for the six months ended June 30, 1996 were capital expenditures and acquisitions of $105.9 million and principal payments on debt including the retirement of the short-term bridge note and the existing credit facility totalling $83.7 million.

      The May 1996 acquisition was financed under a new $176 million bank credit facility provided by two banks consisting of a $166 million revolving credit facility and a $10 million bridge loan. The Company financed the $104 million acquisition and refinanced $58.7 million outstanding under its existing revolving credit facility and an existing $10 million bridge loan which was to mature on July 31,

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


1996 with borrowings under the new bank credit facility. The new revolving credit facility converts to a two year term loan on May 1, 1999. On May 15, 1996, the Company retired the $10 million bridge note primarily from the proceeds from the sale of certain oil and gas properties.

      At the end of 1996's second quarter, the Company's working capital improved to $9.1 million as compared to a working capital deficit of $17.9 million at December 31, 1995. The improvement primarily relates to the repayment of the short term $10 million bridge loan and the new bank credit facility.

      The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company uses borrowings under its bank credit facility as well as internally generated cash flow to fund capital expenditures other than significant acquisitions and anticipates that such sources will be sufficient to fund its planned $10.4 million in developmental capital expenditures during the remainder of 1996.

                           PART II - OTHER INFORMATION

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Company's annual meeting of stockholders was held in Dallas, Texas at 9:00 a.m., local time, on May 15, 1996.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as directors as listed in the proxy statement and all nominees were elected.

      (c) Out of a total 19,402,879 shares of the Company's common stock outstanding and entitled to vote, (including 6,357,143 equivalent shares of common stock held by preferred stockholders) 14,789,337 shares were present at the meeting in person or by proxy, representing approximately 76%. Matters voted upon at the meeting were as follows:

               (i)      Election  of two  Class  B  Directors  to  serve  on the
                        Company's board of directors until the 1999 annual meeting of stockholders. The vote tabulation with respect to each nominee was as follows:

                             Nominee              For         Withheld
                          ---------------      ----------     ---------
                          M. Jay Allison       14,700,619      88,717
                          David W. Sledge      14,700,644      88,692

                        Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

                              Class A Directors       Class C Directors
                             -------------------     -------------------
                             Franklin B. Leonard     Harold R. Logan
                             Cecil E. Martin, Jr.    Richard S. Hickok

               (ii) The appointment of Arthur Andersen LLP as the Company's certified public accountants for 1996 was approved by a vote of 14,755,951 shares for, 12,775 shares against, 20,611 shares abstaining and no broker non-votes.

               (iii) An amendment to the Company's 1991 Long-term Incentive Plan was approved by a vote of 9,748,619 shares for, 565,251 shares against, 37,920 shares abstaining and 4,437,547 broker non-votes.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K


      (a)      Exhibits

               27.   Financial  Data Schedule  for the  Six Months ended
                     June 30, 1996.

      (b)      Reports on Form 8-K

               Current reports on Form 8-K filed during the second quarter of 1996 and to the date of this filing are as follows:


             Report Date         Item               Subject of Report
            -------------       ------     -------------------------------------
             May 1, 1996           2       Acquisition of oil and gas properties
                                           from Black Stone Oil Company

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COMSTOCK RESOURCES, INC.



Date August 14, 1996      /s/M. JAY ALLISON
                          ------------------------------
                          M. Jay Allison, President and
                          Chief Executive Officer
                          (Principal Executive Officer)


Date August 14, 1996      /s/ROLAND O. BURNS
                          ------------------------------
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)