Form 10-Q
period 1996-09-30
COMSTOCK RESOURCES INC
filed 1996-10-25
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   X                 THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 30, 1996

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

                          Telephone No.: (972) 701-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes X   No___


     The number of shares outstanding of Registrant's common stock, par value $.50, as of October 25, 1996 was 17,595,042.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX






PART I.  Financial Information                                          Page No.

    Item 1.  Financial Statements

    Consolidated Balance Sheets -
      September 30, 1996 and December 31, 1995...............................4
    Consolidated Statements of Operations -
      Three Months and Nine Months ended September 30, 1996 and 1995.........5
    Consolidated Statement of Stockholders' Equity -
      Nine Months ended September 30, 1996...................................6
    Consolidated Statements of Cash Flows -
      Nine Months ended September 30, 1996 and 1995..........................7
    Notes to Consolidated Financial Statements...............................8

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................11

PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K...............................16

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    September 30,  December 31,
                                                   -------------- --------------
                                                        1996           1995
                                                   -------------- --------------
                                                    (Unaudited)
Cash and Cash Equivalents                          $ 11,119,104   $  1,916,648
Accounts Receivable:
 Oil and gas sales                                   12,532,600      5,385,000
 Gas marketing sales                                  7,863,824      8,450,794
 Joint interest operations                            1,684,671      1,230,403
Other Current Assets                                    322,336        264,232
                                                   -------------- --------------
  Total current assets                               33,522,535     17,247,077
                                                   -------------- --------------

Property and Equipment:
 Oil and gas properties,
      successful efforts method                     248,718,281    154,843,663
 Other                                                2,777,174      2,717,625
 Accumulated depreciation,
      depletion and amortization                    (63,262,750)   (55,445,097)
                                                   -------------  -------------
  Net property and equipment                        188,232,705    102,116,191
                                                   -------------  -------------
Other Assets                                            627,940        735,398
                                                   -------------  -------------
                                                   $222,383,180   $120,098,666
                                                   =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt                  $    171,505   $ 18,677,181
Accounts Payable and Accrued Expenses                15,445,201     10,977,435
Accrued Natural Gas Purchases                         6,603,534      5,533,784
                                                   -------------  -------------
  Total current liabilities                          22,220,240     35,188,400
                                                   -------------  -------------

Long-term Debt, less current portion                150,009,376     53,133,751
Deferred Revenue                                        107,503        430,000
Other Noncurrent Liabilities                          1,096,272      1,218,742
Stockholders' Equity:
 Preferred stock - $10.00 par, 5,000,000 shares
  authorized, 1,500,000 and 3,100,000 shares
  outstanding at September 30, 1996 and
  December 31, 1995, respectively                    15,000,000     31,000,000
 Common stock - $.50 par, 30,000,000 shares
  authorized, 17,340,742 and 12,926,672 shares
  outstanding at September 30, 1996 and
  December 31, 1995, respectively                     8,670,371      6,463,336
 Additional paid-in capital                          55,154,286     38,182,398
 Retained deficit                                   (29,831,899)   (45,444,055)
 Less: Deferred compensation -
  restricted stock grants                               (42,969)       (73,906)
                                                   -------------  -------------
  Total stockholders' equity                         48,949,789     30,127,773
                                                   -------------  -------------
                                                   $222,383,180   $120,098,666
                                                   =============  =============

        The accompanying notes are an integral part of these statements.

                                       4

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months                 Nine Months
                                    Ended September 30,        Ended September 30,
                                 ------------------------  --------------------------
                                     1996         1995          1996         1995
                                 ------------ -----------  ------------  ------------
Revenues:
  Oil and gas sales              $19,739,754  $ 5,881,131  $ 45,516,903  $14,253,556
  Gas marketing sales             22,905,193   11,530,438    67,574,302   34,785,894
  Gas gathering and processing       176,648      117,912       540,015      454,438
  Gain (loss) on sales of property   (21,472)   2,590,053     1,506,103    2,608,088
  Other income                       223,105       91,049       455,376      206,329
                                 ------------ ------------ ------------  ------------
    Total revenues                43,023,228   20,210,583   115,592,699   52,308,305
                                 ------------ ------------ ------------  ------------
Expenses:
  Oil and gas operating            3,832,175    2,036,153     9,673,214    4,803,504
  Exploration                          -            -           285,364        -
  Natural gas purchases           22,408,489   11,296,432    66,104,332   33,973,759
  Gas gathering and processing        66,240       49,317       196,469      135,356
  Depreciation, depletion
    and amortization               5,704,251    2,251,183    12,809,391    6,113,970
  General and administrative, net    661,238      465,962     1,545,604    1,447,541
  Interest                         3,026,826    1,654,647     7,619,093    3,573,844
                                 ------------ ------------ ------------  ------------
    Total expenses                35,699,219   17,753,694    98,233,467   50,047,974
                                 ------------ ------------ ------------  ------------
Income before income taxes         7,324,009    2,456,889    17,359,232    2,260,331
Provision for income taxes             -            -            -             -
                                 ------------ ------------ ------------  ------------
Net income                         7,324,009    2,456,889    17,359,232    2,260,331
Preferred stock dividends           (480,784)    (640,535)   (1,747,076)  (1,266,966)
                                 ------------ ------------ ------------  ------------
Net income attributable
  to common stock                $ 6,843,225  $ 1,816,354  $ 15,612,156  $   993,365
                                 ============ ============ ============  ============
Net income attributable
  to common stock per share -
    Primary                      $      0.41  $      0.14  $       1.04  $      0.08
                                 ============ ============ ============  ============
    Fully diluted                $      0.34  $       N/A  $       0.82  $       N/A
                                 ============ ============ ============  ============
Weighted average number of common
  shares and common stock
  equivalent shares outstanding -
    Primary                       16,794,115   13,025,046    15,013,714   12,842,609
                                 ============ ============ ============  ============
    Fully diluted                 21,233,749          N/A    21,246,384          N/A
                                 ============ ============ ============  ============

        The accompanying notes are an integral part of these statements.

                                       5

                                                  COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               For the Nine Months Ended September 30, 1996
                                                               (Unaudited)




                                                                                              Deferred
                                                               Additional      Retained     Compensation-
                                 Preferred        Common        Paid-In        Earnings      Restricted
                                   Stock          Stock         Capital       (Deficit)     Stock Grants      Total
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance at
  December 31, 1995            $ 31,000,000   $  6,463,336   $ 38,182,398   $(45,444,055)  $    (73,906)  $ 30,127,773
  Conversion of
    preferred stock             (16,000,000)     1,750,000     14,250,000         -              -              -
  Issuance of common stock           -             457,035      2,721,888         -              -           3,178,923
  Restricted stock grants            -              -              -              -              30,937         30,937
  Net income attributable
    to common stock                  -              -              -          15,612,156         -          15,612,156
                               -------------  -------------  -------------  -------------  -------------  -------------
Balance at
  September 30, 1996           $ 15,000,000   $  8,670,371   $ 55,154,286   $(29,831,899)  $    (42,969)  $ 48,949,789
                               =============  =============  =============  =============  =============  =============



                                              The accompanying notes are an integral part of these statements.


                                       6

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)


                                                      1996            1995
                                                 --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                      $  17,359,232   $   2,260,331
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Compensation paid in common stock                   185,187         143,937
   Depreciation, depletion and amortization         12,809,391       6,113,970
   Deferred revenue                                   (322,497)        430,000
   Exploration                                         285,364          -
   Gain on sales of property                        (1,506,103)     (2,608,088)
                                                 --------------  --------------
           Working capital provided by operations   28,810,574       6,340,150
   Increase in accounts receivable                  (7,014,898)     (1,783,083)
   Decrease (increase) in other current assets         (58,103)         29,414
   Increase (decrease) in accounts payable and
       accrued expenses                              5,537,516      (1,590,246)
                                                 --------------  --------------
  Net cash provided by operating activities         27,275,089       2,996,235
                                                 --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures and acquisitions            (106,667,736)    (59,707,427)
 Proceeds from sales of properties                   8,947,557       2,994,603
                                                 --------------  --------------
  Net cash used for investing activities           (97,720,179)    (56,712,824)
                                                 --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock issuance                 -           15,000,000
 Dividends paid on preferred stock                    (427,679)         -
 Proceeds from common stock issuances                1,720,313          25,000
 Stock issuance costs                                  (15,037)        (90,031)
 Borrowings                                        172,149,671      58,403,139
 Principal payments on debt                        (93,779,722)    (22,077,475)
                                                 --------------  --------------
  Net cash provided by financing activities         79,647,546      51,260,633
                                                 --------------  --------------

  Net increase (decrease) in cash and
       cash equivalents                              9,202,456      (2,455,956)
  Cash and cash equivalents, beginning of period     1,916,648       3,425,248
                                                 --------------  --------------
  Cash and cash equivalents, end of period       $  11,119,104   $     969,292
                                                 =============   =============



        The accompanying notes are an integral part of these statements.

                                        7

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996 and 1995
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 1996 and the related results of operations for the three months and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.

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

     The results of operations for the nine months ended September 30, 1996 and 1995, are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

     The Company paid cash for interest of $7,349,000 and $3,574,000 during the nine months ended September 30, 1996 and 1995, respectively. No cash for income taxes was paid in the nine months ended September 30, 1996 and 1995.


     The following is a summary of the significant noncash investing and financing activities:


                                                   For the Nine Months
                                                    Ended September 30,
                                           --------------------------------
                                               1996               1995
                                           --------------    --------------

     Common stock issued for
           director compensation           $     154,250     $      113,000

     Common stock issued for preferred
           stock dividends                 $   1,319,397     $    1,266,966

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



     Earnings Per Share -

     Net income attributable to common stock represents net income less preferred stock dividend requirements of $480,784 and $640,535 for the three months ended September 30, 1996 and 1995, respectively and $1,747,076 and $1,266,966 for the nine months ended September 30, 1996 and 1995, respectively. Net income attributable to common stock per share is computed by dividing net income attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method. Fully diluted net income attributable to common stock per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options and warrants using the treasury stock method.

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

(3)  LONG-TERM DEBT -

     In connection with the $104 million oil and gas property acquisition closed in May 1996, the Company entered into a $176 million credit facility with two banks, consisting of a $166 million revolving credit commitment and a $10 million short-term bridge loan. The new revolving credit facility converts to a two year term loan on May 1, 1999. The Company financed the $104 million acquisition and refinanced $68.7 million outstanding under its existing bank credit facility with borrowings under the new bank credit facility. On May 15, 1996, the Company repaid the $10 million bridge loan primarily from proceeds from certain asset sales. On August 13, 1996, the Company refinanced the $166 million credit facility with a syndication of eleven banks in which The First National Bank of Chicago serves as agent. The new revolving credit facility will convert to a term loan on August 13, 1999. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal balance with the final balance due in full on August 13, 2001.

     As of September 30, 1996, the Company had $150 million outstanding under the new bank revolving credit facility. Borrowings under the new bank credit facility cannot exceed a borrowing base determined

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



semiannually by the banks. The borrowing base at September 30, 1996 was $166 million. Amounts outstanding under the new bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 1/2% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2% depending upon the utilization of the available borrowing base. As of September 30, 1996, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.56% per annum.

(4)  SALE OF OIL AND GAS PROPERTIES -

     In May 1996, the Company sold certain oil and gas properties for approximately $8.9 million. The properties sold include interests in 145 producing wells located in Oklahoma, Arkansas, Nebraska and Kansas as well as the Company's interests in the Chapman Ranch field in South Texas. The properties sold were non-strategic assets to the Company and were located out of the Company's primary operating areas. A gain from the sales of $1.5 million is included in the accompanying statement of operations.

(5)  CONVERSION OF PREFERRED STOCK TO COMMON STOCK -

     On July 11, 1996, the Company redeemed the 1,000,000 shares of the 1994 Series B Convertible Preferred Stock, $10 par value, by issuing 2,000,000 shares of common stock of the Company. The conversion of the 1994 Series B Convertible Preferred Stock into common stock will reduce the dividends paid on the preferred stock in the future by $625,000 per annum.

     On September 16, 1996, the holders of the Series 1994 Convertible Preferred Stock converted all of the shares of the Series 1994 Convertible Preferred Stock, $10 par value, into 1,500,000 shares of common stock of the Company. The conversion of the Series 1994 Convertible Preferred Stock into common stock will reduce the dividends paid on the preferred stock in the future by $540,000 per annum.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues

     Oil and gas sales increased $13.9 million (236%) in the third quarter of 1996, to $19.7 million from $5.9 million in 1995's third quarter due primarily to a 103% increase in gas production and a 226% increase in oil production. The production increases are principally related to oil and gas property acquisitions that were completed in July 1995 and May 1996. The increase in oil and gas sales in the third quarter of 1996 is also partially attributable to a 47% increase in the Company's average gas price and a 36% increase in the Company's average oil price realized for the quarter.

     Oil and gas sales increased $31.3 million (219%), to $45.5 million for the first nine months of 1996 from $14.3 million in the first nine months of 1995 due primarily to a 120% increase in natural gas production and a 175% increase in oil production as well as higher oil and natural gas prices. The production increases related primarily to production from properties acquired in the 1995 Acquisitions and the Black Stone Acquisition, which closed May 1996. The Company's average gas price increased 42% and its average oil price increased 24% during the first nine months of 1996 compared to the same period in 1995.

     The following table below reflects the Company's oil and gas production and its average oil and gas prices for the three months and nine months ended September 30, 1996 and 1995:

                            Three Months                  Nine Months
                        Ended September 30,           Ended September 30,
                    -------------------------     ---------------------------
                       1996           1995           1996             1995
                    ----------     ----------     ----------     -----------

PRODUCTION:
    Oil (MBbls)            305             94            650            236
    Gas (MMcf)           5,675          2,795         13,651          6,198
AVERAGE PRICES:
    Oil (per Bbl)   $    21.65     $    15.88     $    20.73     $    16.78
    Gas (per Mcf)   $     2.31     $     1.57     $     2.35     $     1.66

     Gas marketing net margins (revenues less expenses) increased $263,000 (112%) to $497,000 in the third quarter of 1996 from $234,000 in 1995's third quarter. For the nine months ended September 30, 1996 gas marketing net margins increased $658,000 (81%) to $1.5 million from $812,000 in the nine months ended September 30, 1995 due primarily to an increase in volumes marketed and higher natural gas prices realized.

     Gas gathering and processing net margins (revenues less expenses) increased $42,000 (61%) to $110,000 in the third quarter of 1996 from $69,000 in 1995's third quarter. For the nine months ended September 30, 1996, gas gathering and processing net margins increased $24,000 (8%) to $344,000 from $319,000 for the nine months ended September 30, 1995. The increases are primarily attributable to the acquisition of gathering and processing assets on July 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Other income increased $132,000 (145%) to $223,000 in the third quarter of 1996 from $91,000 in third quarter of 1995. Other income for the nine months ended September 30, 1996 increased $249,000 (121%) to $455,000 from $206,000 for the nine months ended September 30, 1995 due primarily to interest income earned on short-term cash deposits in 1996.

      Costs and Expenses

     Oil and gas operating expenses, including production taxes, increased $1.8 million (88%) to $3.8 million in the third quarter of 1996 from $2.0 million in the third quarter of 1995 due primarily to the 123% increase in oil and gas production (on an Mcfe basis) resulting from the 1995 and 1996 property acquisitions. Oil and gas operating expenses per Mcfe decreased 16% to 51 cents in the third quarter of 1996 from 61 cents in the third quarter of 1995. Oil and gas operating costs for the nine months ended September 30, 1996 increased $4.9 million (101%) to $9.7 million from $4.8 million for the nine months ended September 30, 1995 due primarily to the 130% increase in oil and gas production (on an Mcfe basis) resulting primarily from the 1995 Acquisitions and the Black Stone Acquisition. Oil and gas operating expenses per Mcfe decreased 13% to 55 cents for nine months ended September 30, 1996 from 63 cents in 1995 due to the lower lifting costs associated with the properties acquired in 1995 and 1996.

     General and administrative expenses increased $195,000 (42%) to $661,000 in the third quarter of 1996 from $466,000 in 1995's third quarter. For the first nine months of 1996, general and administrative expenses increased $98,000 (7%) to $1.5 million from $1.4 million in the nine months ended September 30, 1995 due primarily to an increase in the number of employees of the Company.

     Depreciation, depletion and amortization ("DD&A") increased $3.5 million (153%) to $5.7 million in the third quarter of 1996 from $2.3 million in the third quarter of 1995 due primarily to the 123% increase in oil and gas production (on an Mcfe basis). Oil and gas property DD&A per Mcfe produced increased by 15% to 74 cents for the three months ended September 30, 1996 from 64 cents for the three months ended September 30, 1995. The increases are attributable to the May 1996 acquisition of the Black Stone properties. For the nine months ended September 30, 1996, depreciation, depletion and amortization increased $6.7 million (110%) to $12.8 million from $6.1 million for the nine months ended September 30, 1995 due primarily to the increase in oil and natural gas production. Oil and gas property DD&A per Mcfe decreased by 8% to 71 cents for the nine months ended September 30, 1996 from 77 cents for the nine months ended September 30, 1995 due to the lower acquisition costs associated with the properties acquired in 1995.

     Interest expense increased $1.4 million (83%) to $3.0 million for three months ended September 30, 1996 from $1.7 million for the three months ended September 30, 1995. Interest expense for the nine months ended September 30, 1996 increased $4.0 million (113%) to $7.6 million in 1996 from $3.6 million for the nine months ended September 30, 1995 due primarily to an increase in the average outstanding advances under the Company's bank credit facility. The average annual interest rate paid under the bank credit facility decreased to 8.3% in 1996's first nine months as compared to 10.5% in the first nine months of 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)



      Net Income

     For the third quarter of 1996, the Company reported net income of $7.3 million before preferred stock dividends of $481,000 as compared to net income of $2.5 million before preferred stock dividends of $641,000 for three months ended September 30, 1995. Net income per share for the third quarter of 1996 was 41 cents (34 cents on a fully diluted basis) on weighted average shares outstanding of 16.8 million (21.2 million on a fully diluted basis) as compared to a net gain of 14 cents per share for the third quarter of 1995 on weighted average shares outstanding of 13 million.

     Net income for the nine months ended September 30, 1996 was $17.4 million before preferred stock dividends of $1.7 million as compared to net income of $2.3 million before preferred stock dividends of $1.3 million for the nine months ended September 30, 1995. Net income per share for the nine months ended September 30, 1996 was $1.04 (82 cents on a fully diluted basis) on weighted average shares outstanding of 15.0 million (21.2 million on a fully diluted basis) as compared to net income of 8 cents per share for the nine months ended September 30, 1995 on weighted average shares outstanding of 12.8 million.

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

     The following table summaries the Company's capital expenditure activity for the nine months ended September 30, 1996 and 1995 (in thousands):

                                      Nine Months Ended September 30,
                                      -------------------------------
                                            1996           1995
                                         ------------   -----------
  Acquisition of oil and gas reserves    $    100,075   $    55,659
  Other leasehold costs                           71         -
  Workovers and recompletions                  2,357          1,283
  Exploratory drilling                           285         -
  Development drilling                         3,677            852
  Acquisition of gas marketing,
      processing and gathering assets            128          1,875
  Other                                           75             38
                                         ------------   -----------
                Total                    $    106,668   $    59,707
                                         ============   ===========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Capital Resources and Liquidity

     During the nine months ended September 30, 1996, the primary sources of funds for the Company were borrowings under the Company's new bank credit facility of $172.1 million, cash generated from operations of $27.3 million and proceeds from sales of properties of $8.9 million. Primary uses of funds for the nine months ended September 30, 1996 were capital expenditures and acquisitions of $106.7 million and principal payments on debt including the retirement of the short-term bridge note and the existing credit facility totalling $93.8 million.

     The May 1996 acquisition was financed under a new $176 million bank credit facility provided by two banks consisting of a $166 million revolving credit facility and a $10 million bridge loan. The Company financed the $104 million acquisition and refinanced $58.7 million outstanding under its existing revolving credit facility and an existing $10 million bridge loan which was to mature on July 31, 1996 with borrowings under the new bank credit facility. On May 15, 1996, the Company repaid the $10 million bridge note primarily from the proceeds from the sale of certain oil and gas properties. On August 13, 1996, the revolving credit facility was replaced with a new bank credit facility with a syndication of eleven banks in which The First National Bank of Chicago serves as agent. The new revolving credit facility will convert to a term loan on August 13, 1999. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal with the final balance due in full on August 13, 2001.

     The Bank Credit facility provides a $166 million revolving credit commitment. The Bank Credit Facility is with a syndication of eleven banks in which The First National Bank of Chicago serves as agent. All indebtedness under the Bank Credit Facility is secured by substantially all the assets of the Company. The Bank Credit Facility is subject to borrowing base availability as determined from time to time by the lenders, in the exercise of their sole discretion. As of September 30, 1996, the borrowing base was $166.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices.

     The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 1.25% to 2.00% or (ii) the higher of the "corporate base rate" plus 0% to 0.5% over the federal funds rate plus 0% to 0.5%. The average annual interest rate as of September 30, 1996, of all outstanding indebtedness under the Bank Credit Facility was approximately 7.6%. The Company incurs a commitment fee of up to 1/2% per annum on the unused portion of the borrowing base.

     The revolving credit line will convert to a term loan (the "Term Loan") on August 13, 1999 or such earlier date as the Company may elect. The Term Loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal amount of the Term Loan; the balance of the Term Loan will be due and payable in full on August 13, 2001. The Bank Credit Facility contains covenants which among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     At the end of 1996's third quarter, the Company's working capital had improved to $11.3 million as compared to a working capital deficit of $17.9 million at December 31, 1995. The improvement primarily relates to the repayment of the short-term $10 million bridge note and the new bank credit facility.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. During 1995 and the first nine months of 1996, the Company spent $3.7 million and $6.3 million, respectively, on development and exploration activities. As part of its increased emphasis on such activities, the Company currently anticipates spending in excess of $20.0 million on identified development and exploration projects on its existing properties in the fourth quarter of 1996 and in 1997. The increase in capital expenditures for 1996 over prior year levels is primarily attributable to the increased opportunities available to the Company after recent acquisitions. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

                           PART II - OTHER INFORMATION

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K


      (a)      Exhibits

         10.1 Credit Agreement, dated as of August 13, 1996, between the Company, the Banks Party thereto and the First National Bank of Chicago as agent.

         10.2 Employment Agreement, dated July 1, 1996 by and between the Company and M. Jay Allison.

         10.3 Employment Agreement, dated July 1, 1996 by and between the Company and Roland O. Burns.

         10.4 Amendment No. 1 to the Comstock Resources, Inc. 1991 Long-term Incentive Plan.

         27    Financial  Data Schedule for the Nine Months ended  September 30,
               1996.


     (b)        Reports on Form 8-K

     There were no current reports on Form 8-K filed during the third quarter of 1996 and to the date of this filing.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMSTOCK RESOURCES, INC.


Date  October 25, 1996              /s/M. JAY ALLISON
     -----------------              -----------------
                                    M. Jay Allison, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date  October  25, 1996             /s/ROLAND O. BURNS
     ------------------             ------------------
                                    Roland O. Burns, Senior Vice President,
                                    Chief Financial Officer, Secretary, and
                                    Treasurer (Principal Financial and
                                    Acounting Officer)