Form 10-K
period 1996-12-31
COMSTOCK RESOURCES INC
filed 1997-03-11
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   X                   THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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

                                 (972) 701-2000
                  (Registrant's telephone number and area code)

           Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $.50 Par Value                           New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange
       (Title of class)                                  (Name of exchange on
                                                           which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of March 10, 1997, there were 24,154,903 shares of common stock outstanding.

     As of March 10, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $234,375,334. (Such amount excludes privately held convertible preferred stock which votes on an as converted basis with common stock.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report is incorporated by reference from registrant's definitive proxy statement for its 1997 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than April 30, 1997).

                            COMSTOCK RESOURCES, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1996




                                    CONTENTS

                                                                          Page
                                     Part I

     Items 1 and 2. Business and Properties ...............................3
     Item 3         Legal Proceedings ....................................17
     Item 4         Submission of Matters to a Vote of Security Holders ..17

                                     Part II

     Item 5.        Market for Registrant's Common Equity and Related
                         Stockholder Matters..............................18
     Item 6.        Selected Historical Financial Data....................19
     Item 7.        Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..............20
     Item 8.        Financial Statements .................................25
     Item 9.        Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure..............25

                                    Part III

     Item 10.       Directors and Executive Officers of the Registrant ...26
     Item 11.       Executive Compensation ...............................26
     Item 12.       Security Ownership of Certain Beneficial Owners
                         and Management...................................26
     Item 13.       Certain Relationships and Related Transactions........26

                                     Part IV

     Item 14.       Exhibits and Reports on Form 8-K .....................27

                                   DEFINITIONS

                             As Used in This Report:


"Bbl" means a barrel of 42 U.S.  gallons of oil.

"Bcf" means one billion cubic feet of natural gas.

"Bcfe" means one billion cubic feet of natural gas equivalent.

"EBITDA" means income (loss) from continuing operations before income taxes, plus interest, depreciation, depletion and amortization, impairment of oil and gas properties and exploration.

"MBbls" means one thousand barrels of oil.

"Mcf" means one thousand cubic feet of natural gas.

"Mcfe" means thousand cubic feet of natural gas equivalent.

"MMBbls" means one million of barrels of oil.

"MMcf" means one million cubic feet of natural gas.

"MMcfe" means one million cubic feet of natural gas equivalent.

"Present Value of Proved Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission's guidelines, net of estimated future production and development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to future income taxes, and discounted using an annual discount rate of 10%.



     All statements other than statements of historical fact contained in this report, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business and Properties," are forward-looking statements. Forward-looking statements in this report generally are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include, among other things, such as the fluctuations of the prices received or demand for the Company's oil and natural gas, acquisition risks, requirements for capital, the ability to replace depleting reserves, the uncertainty of drilling results and reserve estimates, drilling risks, operating hazards, competition and the effects of governmental and environmental regulation. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

     Comstock Resources, Inc. (together with its subsidiaries, the "Company") is an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties. As of December 31, 1996, the Company had proved oil and natural gas reserves of 288.4 Bcfe with an estimated Present Value of Proved Reserves of $502.9 million. On a Bcfe basis, these reserves were 81% natural gas and 79% proved developed. The Company believes that its primary strengths include (i) its ability to acquire oil and natural gas properties at attractive costs, (ii) its high quality, long-lived reserve base, of which 93% is concentrated in Southeast Texas, East Texas/North Louisiana and the Texas Gulf Coast, and (iii) its ability to efficiently operate and develop its oil and natural gas properties.

     The Company has grown primarily through the acquisition of producing properties. Since 1991 the Company has added 355.6 Bcfe from 16 acquisitions at a total cost of $222.0 million, or $0.62 per Mcfe. The Company's two largest acquisitions to date have been its purchase of properties from Sonat Inc. in July 1995 for a net purchase price of $48.1 million (the "Sonat Acquisition") and its acquisition of Black Stone Oil Company and interests in the Double A Wells field in May 1996 for a net purchase price of $100.4 million (the "Black Stone Acquisition"). Primarily as a result of the Company's acquisition activities, (i) average net daily production increased from 22.2 MMcfe in 1994 to 68.9 MMcfe in 1996 and (ii) EBITDA increased from $9.9 million for 1994 to $54.9 million for 1996.

     While continuing to pursue attractive acquisitions, the Company has recently increased its focus on the exploitation and development of its existing properties through the implementation of operational improvements, workovers, recompletions and the drilling of development and exploratory wells. During 1996 the Company spent $11.4 million on development and exploration activities. As part of its increased emphasis on such activities, the Company anticipates spending approximately $30.0 million on currently identified development and exploration projects in 1997.

Business Strategy

     The Company's strategy is to increase cash flow and net asset value by acquiring oil and natural gas properties at attractive costs and developing its reserves. In addition, the Company intends to pursue selective exploration opportunities in its core operating areas. The key elements of the Company's business strategy are to:

  Acquire High Quality Properties at Attractive Costs

     The Company has a successful track record of increasing its reserves through opportunistic acquisitions. The Company applies strict economic and reserve risk criteria in evaluating acquisitions and targets properties with established production where it can obtain operational control and increase production and reserves through exploitation activities. The Black Stone Acquisition and the Sonat Acquisition have significant development and exploration potential and were acquired at costs per Mcfe of the proved reserves acquired equal to $0.74 and $0.44, respectively. Due to its experience in its core operating areas, the Company believes it is better able to identify and evaluate potential acquisitions and negotiate and close selected acquisitions on favorable terms.

  Operate Properties

     The Company prefers to operate the properties it acquires, allowing it to exercise greater control over the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. The Company operates properties comprising approximately 84% of its Present Value of Proved Reserves as of December 31, 1996.

  Maintain Low Cost Structure

     The Company seeks to increase cash flow by carefully controlling operating costs and general and administrative expenses. The Company targets acquisitions that possess, among other characteristics, low per unit operating costs. In addition, the Company has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting properties that have high lifting costs with little future development potential. Through these efforts, the Company's general and administrative expense and average oil and gas operating costs per Mcfe have decreased from $0.19 and $0.75, respectively, for 1994 to $0.09 and $0.55, respectively, for 1996.

  Exploit Existing Reserves

     The Company seeks to maximize the value of its properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. The Company utilizes advanced industry technology, including 3-D seismic data, magnetic resonance imaging logging tools and newly developed formation stimulation techniques. During 1996, the Company participated in the drilling of 20 development and exploration wells. In 1997, the Company expects to spend approximately $30.0 million to drill 48 development and exploration wells that the Company has currently identified.

  Pursue Selective Exploration Opportunities

     The Company pursues selective exploration activities to find additional reserves on its undeveloped acreage and anticipates spending approximately 15% of its 1997 drilling budget on exploration. The Company recently completed a 3-D seismic survey in the East White Point field along the Texas Gulf Coast. In January 1997, the Company participated in drilling a successful exploratory well in the East Point field and plans to participate in the drilling of a deeper exploratory test well in the first half of 1997. The Company is also participating in the exploration of undeveloped acreage near its Double A Wells field in Southeast Texas and intends to participate in 3-D seismic surveys on its offshore leases in the Gulf of Mexico in 1997.

     The Company's executive offices are located at 5005 LBJ Freeway, Suite 1000, Dallas, Texas 75244, and its telephone number is (972) 701-2000.

Oil and Natural Gas Reserves

     The following tables set forth the estimated proved oil and natural gas reserves of the Company and the Present Value of Proved Reserves as of December 31, 1996:

                                                                   Present
                                                                  Value of
                                     Oil       Gas       Total     Proved
Category                           (MBbls)   (Mmcf)     (Mmcfe)   Reserves
--------                           -------   ------     -------   --------
                                                                   (000's)

Proved developed producing          5,690    133,745    167,885   $336,928
Proved developed non-producing      1,263     53,502     61,080     72,058
Proved undeveloped                  2,041     47,197     59,443     93,932
                                   ------   --------   --------   --------
  Total proved                      8,994    234,444    288,408   $502,918
                                   ======   ========   ========   ========

     There are numerous uncertainties inherent in estimating oil and natural gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth above represents estimates only. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision based on the results of drilling, testing and production subsequent to the date of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas reserves that are ultimately recovered.

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in acquiring or finding additional reserves.

Primary Operating Areas

     The Company's activities are concentrated in three primary operating areas:
Southeast Texas, East Texas/North Louisiana and the Texas Gulf Coast. The Company also owns interests in the Gulf of Mexico, South Louisiana, West Texas and Mississippi. The following table summarizes the Company's estimated proved oil and gas reserves by field as of December 31, 1996. The Company's 20 largest fields, as listed below, represent approximately 95% of the Company's Present Value of Proved Reserves as of such date.

                               Net Oil   Net Gas   Present Value of
   Field                       (MBbls)    (MMcf)    Proved Reserves  Percentage
   -----                       -------    ------    ---------------  ----------
                                                    (In thousands)

Southeast Texas
  Double A Wells                5,407     92,774       $ 256,515           51%

East Texas/North Louisiana
  Logansport                       76     20,888          33,746
  Waskom                          303     18,915          27,550
  Beckville                       159     24,775          27,528
  Blocker                          67     15,126          23,072
  Longwood                        147      9,356          14,776
  Ada                              11      4,457          10,620
  Sugar Creek                      79      5,487           8,484
  Hico Knowles                     53      2,962           5,837
  Simsboro                          4      3,677           5,256
  Box Church                        3      5,668           5,118
  Sligo                            12      2,428           4,174
  Other                            31      1,935           4,575
                             --------   --------         -------
                                  945    115,674         170,736           34%
                             --------   --------        --------

Texas Gulf Coast
  East White Point              1,102      2,973          15,483
  El Campo                        154      2,545           6,271
  Redmond Creek                   136      1,468           5,019
  Mustang Island                   39      2,163           3,862
  Other                           130      3,597           7,872
                             --------   --------         -------
                                1,561     12,746          38,507            8%
                             --------   --------         -------

Other Areas
  West Cameron Block 238            4      3,346           8,687
  Main Pass Blocks 21/25          485        628           6,266
  Ship Shoal Block 66             305        191           5,867
  Lake LaRose                      18      3,043           4,426
  Other                           269      6,042          11,914
                             --------   --------        --------
                                1,081     13,250          37,160            7%
                             --------   --------        --------         ----
         Total                  8,994    234,444        $502,918          100%
                             ========   ========        ========         ====

  Southeast Texas

     The Company's largest concentration of proved reserves, representing 51% of the Company's Present Value of Proved Reserves as of December 31, 1996, is located in the Double A Wells field in Polk County, Texas. The Company owns interests in 23 producing wells (8.8 net) in this field and operates 22 of these wells. The field includes high volume wells producing from the Upper Woodbine formation with average gross production of 101.7 MMcf per day and 7.1 MBbls of oil per day in December 1996. Since its acquisition of the properties, the Company has participated in drilling an exploratory dry hole and has drilled or participated in four successful development wells and one unsuccessful development well. The Company is currently drilling one development well. Additional wells in the Double A Wells field are planned during 1997 to further delineate the field. The Company is currently participating in the exploration of undeveloped acreage near the Double A Wells field.

  East Texas/North Louisiana

     The second largest concentration of the Company's proved reserves is located in East Texas/North Louisiana, and constitutes 34% of its Present Value of Proved Reserves as of December 31, 1996. The Company owns interests in 343 producing wells (190.1 net) in 19 fields, including the Logansport, Waskom, Beckville, Blocker, Longwood, Ada, Sugar Creek, Hico Knowles, Simsboro, Box Church, and Sligo fields. A major portion of the Company's reserves are contained in the Travis Peak (Hosston in Louisiana) formation and the Cotton Valley formation, which exhibit several thousand feet of sand and shale sequences. The majority of the Company's 1997 drilling program will involve additional infill drilling to the Travis Peak and Cotton Valley formations in this area enhanced by applying new hydraulic fracturing and completion techniques and new magnetic resonance imaging logging tools.

     The Company operates 60 wells and owns interests in 29 additional wells in the Logansport field in DeSoto Parish, Louisiana. The Logansport field area produces from multiple zones in the Hosston formation. In 1996 the Company initiated an infill drilling program to develop proved undeveloped reserves from the Hosston sands. The Company has participated in drilling 12 infill development wells in 1996, 11 of which were successful, and currently anticipates drilling six additional infill development wells in 1997.

     The Company operates approximately 160 wells and owns interests in 50 additional wells in the Waskom, Beckville, Blocker and Longwood fields in Northwest Louisiana and Northeast Texas. During 1996, the Company drilled two successful Travis Peak infill wells in the Longwood field drilled two successful Cotton Valley wells in the Blocker field. The Company currently anticipates drilling 10 Cotton Valley development wells in this area in 1997.

  Texas Gulf Coast

     The Company's third largest operating area is the Texas Gulf Coast region. The Company owns interests in 68 producing wells (36.8 net) in 10 fields, the largest of which are the East White Point, El Campo, Redmond Creek and the Mustang Island fields. Reserves in the Texas Gulf Coast area constitute 8% of the Company's Present Value of Proved Reserves as of December 31, 1996. Major producing formations include the Frio, Vicksburg, Yegua and Wilcox formations. The Company's interest in this area focuses on fields that lie along the Frio trend. The Company believes potential exists through the use of current technology for additional oil and natural gas recovery in the older fields along this trend, particularly in the deeper formations. Due to their structural complexity, many of these fields are good candidates for the use of 3-D seismic technology that can better define fault blocks and stratigraphic features in order to more completely develop the remaining reserves.

     In 1995, the Company and Marathon Oil Company formed a joint venture to shoot 3-D seismic data on approximately 10,000 acres in the East White Point area of Nueces Bay. The Company retained a 29% interest in wells to be developed under the joint venture. The Company participated in drilling a successful exploratory well in January 1997 which discovered reserves in the Brigham (Frio) sand. The Company plans to participate in a deeper well which will test the deep Frio sand in the first half of 1997.

Acquisition Activities

  Acquisition Strategy

     The Company has concentrated its acquisition activity in Southeast Texas, East Texas/North Louisiana and the Texas Gulf Coast regions. Using a strategy that capitalizes on management's strong knowledge of, and experience in, these regions, the Company seeks to selectively pursue acquisition opportunities where the Company can evaluate the assets to be acquired in rigorous detail prior to transaction completion. The Company evaluates a large number of prospective
properties  according  to  certain  internal  criteria,   including  established
production and the properties' potential for operating control, future development potential and low operating costs.

  Major Property Acquisitions

     As a result of its acquisitions, the Company has added 355.6 Bcfe of proved oil and natural gas reserves since 1991 as summarized in the following table:

                                                                   Present    Acquisition
                                                                  Value of     Cost as a
                                                                   Proved     Percentage
                                                                  Reserves    of Present
         Acquisition                                 Acquisition    When       Value of
            Cost    Proved Reserves When Acquired(1)   Cost Per   Acquired      Proved
Year       (000's)    (MBbls)    (MMcf)    (MMcfe)       Mcfe    (000's)(1)    Reserves
          --------   --------   --------   --------     -----     --------     --------

1996      $100,446      5,930    100,446    136,027     $0.74     $282,150        36%
1995        56,081      1,859    108,432    119,586      0.47       85,706        65%
1994        12,970        388     12,744     15,074      0.86       14,050        92%
1993(2)     26,928      2,250     28,349     41,848      0.64       33,502        80%
1992(2)      4,730         44      8,821      9,086      0.52        8,474        56%
1991        20,862        689     29,868     34,002      0.61       27,298        76%
          --------   --------   --------   --------     -----     --------     ------
Total     $222,017     11,160    288,660    355,623     $0.62     $451,180        49%
          ========   ========   ========   ========     =====     ========     ======

     (1) Based on reserve estimates and prices at the end of the year in which the acquisition occurred, as adjusted to reflect actual production from the closing date of the respective acquisition to such year end.

     (2) 1992 and 1993 amounts do not include amounts for acquisitions made by Stanford prior to its acquisition by the Company, whereas amounts presented in the Consolidated Financial Statements include amounts for acquisitions made by Stanford prior to its acquisition by the Company in accordance with the pooling of interests method of accounting.

     Of the 16 property acquisitions completed by the Company since 1991, four acquisitions described below account for 85% of the total acquisition cost and total reserves acquired.

     Black Stone Acquisition. In May 1996, the Company acquired 100% of the capital stock of Black Stone Oil Company and interests in producing and undeveloped oil and gas properties located in Southeast Texas for a net purchase price of $100.4 million. The Company acquired interests in 19 wells (7.7 net) that are located in the Double A Wells field in Polk County, Texas and is the operator of the field. The net proved reserves acquired were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

     Sonat Acquisition. In July 1995, the Company purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for a net purchase price of $48.1 million. The Company acquired interests in 319 producing wells (188.0 net). The acquisition included interests in the Logansport, Waskom, Beckville, Blocker, Longwood, Hico Knowles and Simsboro fields. The net proved reserves acquired were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

     Stanford Acquisition. In November 1993, the Company acquired Stanford Offshore Energy, Inc. ("Stanford") through a merger with a wholly owned subsidiary, which now operates under the name Comstock Offshore Energy, Inc. The Stanford stockholders were issued an aggregate of 1,760,000 shares of common stock of the Company in the merger with a total value of $6.2 million and the Company assumed approximately $16.5 million of indebtedness of Stanford. Stanford had interests in 107 producing wells (58.8 net) located primarily along the Texas Gulf Coast and offshore Gulf of Mexico. Major properties acquired include interests in the East White Point, Redmond Creek and Mustang Island fields located on the Texas Gulf Coast and West Cameron Block 238 in offshore Gulf of Mexico. The net proved reserves acquired were estimated at 1.0 MMBbls of oil and 17.8 Bcf of natural gas.

     Goodrich Acquisition. In November 1991, the Company acquired interests in 57 producing wells (27.3 net) located in 22 fields primarily in North and South Louisiana and East Texas from Goodrich Oil Company and certain other working interest owners for a net purchase price of $18.3 million. Major fields purchased in this acquisition include the Ada, Sugar Creek and Sligo fields in North Louisiana and the Box Church field in East Texas. The net proved reserves acquired were estimated at 0.7 MMBbls of oil and 26.8 Bcf of natural gas.

Drilling Activity Summary

     During the three-year period ended December 31, 1996, the Company drilled or participated in the drilling of development and exploratory wells as set forth in the table below:

                                          Year Ended December 31,
                                 1994             1995             1996
                                 ----             ----             ----
                            Gross    Net     Gross    Net     Gross    Net
                            -----   ----     -----   ----     -----   ----
    Development Wells:
         Oil                  -       -          2    0.5         2    1.0
         Gas                    2    0.6         9    2.4        16    8.4
         Dry                  -       -          2    0.7         1    1.0
                             ----   ----      ----   ----      ----   ----
                                2    0.6        13    3.6        19   10.4
                             ----   ----      ----   ----      ----   ----
    Exploratory Wells:
         Oil                  -       -        -      -         -       -
         Gas                  -       -        -      -         -       -
         Dry                  -       -        -      -           1    0.2
                             ----   ----      ----   ----      ----   ----
                              -       -        -      -           1    0.2
                             ----   ----      ----   ----      ----   ----
    Total Wells                 2    0.6        13    3.6        20   10.6
                             ====   ====      ====   ====      ====   ====

     As of December 31, 1996, four development wells (1.5 net) and one exploratory well (.3 net) were in the process of being drilled. All five of the wells were successful. Subsequent to December 31, 1996, the Company commenced drilling or participated in drilling seven development wells (3.1 net) and two exploratory wells (.6 net). Two of the seven development wells were successful, one was a dry hole and the remaining four were still in the process of drilling. One of the exploratory wells was a dry hole and the other was successful.

Producing Well Summary

     The following table sets forth the gross and net producing oil and natural gas wells in which the Company owned an interest at December 31, 1996.

                                      Oil                 Gas
                                Gross    Net         Gross    Net
                                -----   -----        -----   -----
         Texas                     39    20.5          268   140.5
         Louisiana                 26    10.0          171    84.3
         Federal Offshore           -      -            23    10.4
         Mississippi                1     0.1            2     0.3
                                 ----   -----         ----   -----
              Total wells          66    30.6          464   235.5
                                 ====   =====         ====   =====

     The Company operates 302 of the 530 producing wells presented in the above table.

Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1996. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                  Developed                 Undeveloped
                             Gross        Net          Gross          Net
                           -------      -------        ------       ------

 Texas                     169,519      121,790        31,966       13,304
 Louisiana                  77,756       57,259           296           48
 Federal Offshore           12,160        5,760          -            -
 Mississippi                 1,360          210          -            -
 Utah                       -            -             19,118        1,912
                           -------      -------        ------       ------
 Total                     260,795      185,019        51,380       15,264
                           =======      =======        ======       ======


     Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due, and other minor encumbrances. All of the Company's oil and natural gas properties are pledged as collateral under the Company's bank credit facility. As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.

Markets and Customers

     The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

     Substantially all of the Company's natural gas production is sold either on the spot gas market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market gas prices. Gas production from the Company's Double A Wells field is sold under a long-term contract to HPL Resources Company, a subsidiary of Enron Corp. ("HPL"). The agreement with HPL is for a term expiring on October 31, 2000 with pricing based on a percentage of spot gas prices for natural gas delivered to the Houston Ship Channel. Total gas sales in 1996 to HPL accounted for approximately 31% of the Company's 1996 oil and gas sales.

     The Company enters into natural gas price swap agreements to reduce its exposure to natural gas price fluctuations. In 1996, the Company hedged approximately 15% of its natural gas production. The Company currently has none of its natural gas production hedged.

     All of the Company's oil production is sold at the well site at posted field prices tied to the spot oil markets. Sales of oil production to Scurlock Permian Corporation, a subsidiary of Ashland Inc., accounted for approximately 17% of the Company's 1996 oil and gas sales.


Competition

     The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies, and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than those of the Company. The Company faces intense competition for the acquisition of oil and natural gas properties.

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

     The Company's oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

     The states of Texas and Louisiana require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company's properties.

     Sales of natural gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandates a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, the results of which have generally been supportive of the FERC's open-access policy. Earlier this year the United States Court of Appeals for the District of Columbia Circuit largely upheld Order No. 636, et seq. Because further review of certain of these orders is still possible, and other appeals remain pending, it is difficult to predict the ultimate impact of the orders on the Company and its gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets. While significant regulatory uncertainty remains, Order 636 may ultimately enhance the Company's ability to market and transport its gas, although it may also subject the Company to greater competition and the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

     Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market. Effective as of January 1, 1995, FERC implemented regulations establishing an indexing system for transportation rates for interstate common carrier oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil and natural gas liquids by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. The Company is not able to predict with certainty what effect, if any, these regulations will have on it, but, other factors being equal, the regulations may, over time, tend to increase transportation costs or reduce wellhead prices for oil and natural liquids.

     The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and natural gas wells. The Company provides reserves for the estimated costs of plugging and abandoning its wells, to the extent such costs exceed the estimated salvage value of the wells, on a unit of production basis.

  Environmental

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company's operations and costs. These laws and regulations sometimes require governmental authorization before certain activities, limit or prohibit other activities because of protected areas or species, impose substantial liabilities for pollution related to Company operations or properties, and provide penalties for noncompliance. In particular, the Company's drilling and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons, and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases the

Company's overall cost of business. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company is potentially unable to predict the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought, by regulatory agencies for response cost or for natural resource damages.

     The following are examples of some environmental laws that potentially impact the Company and its operations.

     Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, or along shorelines. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

     The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely effect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

     Air Emissions. Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 CAA Amendments") require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the Environmental Protection Agency ("EPA") and state environmental agencies. The 1990 CAA Amendments impose a new operating permit on major sources, and several of the Company's facilities may require permits under this new program. Although no assurances can be given, the Company believes implementation of the 1990 CAA Amendments will not have a material adverse effect on the Company's financial condition or results of operations.

     Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and the states in which the Company operates are considering the adoption of stricter disposal standards for the type of non-hazardous wastes generated by the Company. RCRA also governs the generation, management, and disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company's operations generate minimal quantities of hazardous wastes. However, it is anticipated that additional wastes, which could include wastes currently generated during the Company's operations, could in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "hazardous substance" into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA's definition of a "hazardous substance." The Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company owned or operated, as well as to properties owned and operated by others at which disposal of the Company's hazardous substances occurred.

     The Company may also fall into the category of the "current owner or operator." The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA, and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

Office and Operations Facilities

     The Company leases office space in Dallas, Texas. The Dallas lease covers 13,525 square feet at an average monthly rate of $18,575 during 1997. The lease expires on September 30, 1999. The Company also owns or leases four production offices and yard facilities near Marshall, Bay City, and Livingston, Texas and Logansport, Louisiana.

Directors, Executive Officers and Other Management

     The following table sets forth certain information concerning the executive officers, directors and other management of the Company.

              Name       Age             Position with Company

Directors and Executive Officers
    M. Jay Allison       41       President, Chief Executive Officer and
                                  Director
    Roland O. Burns      36       Senior Vice President, Chief Financial
                                  Officer, Secretary and Treasurer
    Richard S. Hickok    71       Director
    Franklin B. Leonard  69       Director
    Harold R. Logan      75       Chairman of the Board of Directors
    Cecil E. Martin, Jr. 55       Director
    James L. Menke       45       Vice President of Operations
    David W. Sledge      40       Director
Other Management
    Stephen E. Neukom    47       Manager of Crude Oil and Natural Gas Marketing
    Richard G.  Powers   42       Land Manager
    Daniel K.  Presley   36       Controller and Assistant Treasurer
    Michael W.  Taylor   43       Director of Acquisitions and Chief
                                  Reservoir Engineer

     M. Jay Allison has been a director of the Company since 1987, and President and Chief Executive Officer of the Company since 1988. From 1987 to 1988, Mr. Allison served as Vice President and Secretary of the Company. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. In 1983, Mr. Allison co-founded a private independent oil and gas company, Midwood Petroleum, Inc., which was active in the acquisition and development of oil and gas properties from 1983 to 1987. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison currently serves on the Board of Trustees of Howard Payne University.

     Roland O. Burns has been Senior Vice President of the Company since 1994, Chief Financial Officer and Treasurer since 1990 and Secretary since 1991. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen LLP. During his tenure with Arthur Andersen LLP, Mr. Burns worked primarily in the firm's oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

     Richard S. Hickok has been a director of the Company since 1987. From 1948 to 1983, he was employed by the international accounting firm of Main Hurdman where he retired as Chairman. From 1978 to 1980, Mr. Hickok served as a Trustee of the Financial Accounting Foundation and has extensive involvement serving on various committees of the American Institute of Certified Public Accountants. He currently serves as a director of Marsh & McLennan Company, Inc., Alpine Lace Brands, Inc., Marcam, Inc. and Projectavision, Inc. Mr. Hickok holds a B.S. degree from the Wharton School of the University of Pennsylvania.

     Mr. Franklin B. Leonard has been a director of the Company since 1960. From 1961 to 1994, Mr. Leonard served as President of Crossley Surveys, Inc., a New York based company which conducted statistical surveys. Mr. Leonard's family's involvement in the Company spans four generations dating back to the 1880's when Leonard's great grandfather was a significant shareholder of the Company. Mr. Leonard also served as a director of Glen Ridge Savings and Loan Association from 1968 to 1990. Mr. Leonard holds a B.S. degree from Yale University.

     Harold R. Logan has served as Chairman of the Board of Directors since 1987. From 1960 to 1986, Mr. Logan was employed by W.R. Grace & Co. at various positions including Vice Chairman of the Board of Directors and head of the W.R. Grace & Co. Energy Division. From 1953 to 1960 Mr. Logan was a Budget Director in the Department of Defense during the Eisenhower Administration. He is currently serving as a trustee of the Neuberger and Berman Income Funds and is a past director of the Whitman Corporation and Chelsea Industries. Mr. Logan holds a B.S. degree from Oklahoma State University.

     Cecil E. Martin, Jr. has been a director of the Company since 1988. Mr. Martin has been a significant investor in the Company since 1987. From 1973 to 1991 he served as Chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director for Ten-Key, Inc. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

     James L. Menke has been Vice President of Operations of the Company since March 1994. From 1987 to 1994, Mr. Menke was Manager of Engineering for Atropos Exploration Company. From 1973 to 1986, Mr. Menke held engineering positions with Pennzoil Company, Gruy Management Services Company, Maynard Oil Company, and Santa Fe Minerals. Mr. Menke received a B.S. degree in Petroleum Engineering from Texas A & M University in 1973 and is a Registered Professional Engineer.

     David W. Sledge was elected to the Board of Directors of the Company in 1996. Mr. Sledge served as President of Gene Sledge Drilling Corporation, a privately held contract drilling company based in Midland, Texas until its sale in October 1996. Mr. Sledge served Gene Sledge Drilling Corporation in various capacities from 1979 to 1996. Mr. Sledge is director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

     Stephen E. Neukom has been Manager of Crude Oil and Natural Gas Marketing since December 1996. From September 1994 to 1996, Mr. Neukom served as Vice President of Comstock Natural Gas, Inc., the Company's wholly owned gas marketing subsidiary. Prior to joining the Company, Mr. Neukom was Senior Vice President of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

     Richard G. Powers joined the Company as Land Manager in October 1994. Mr. Powers has over 17 years experience as a petroleum landman. Prior to joining the Company, Mr. Powers was employed for 10 years as Land Manager for Bridge Oil (U.S.A.), Inc. and its predecessor Pinoak Petroleum, Inc. Mr. Powers received a B.B.A. degree in 1976 from Texas Christian University.

     Daniel K. Presley is the Controller and Assistant Treasurer and has been with the Company since December 1989. Prior to joining the Company, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley has a B.B.A. from Texas A & M University.

     Michael W. Taylor is Director of Acquisitions and Chief Reservoir Engineer for the Company. Prior to joining the Company in September 1994, Mr. Taylor had been an independent oil and gas producer and petroleum consultant for the previous fifteen years. Mr. Taylor is a registered professional engineer and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

Employees

     At December 31, 1996, the Company had 47 employees and utilized contract employees for certain of its field operations. The Company considers its employee relations to be satisfactory.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which management believes will have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

     The Company's common stock was listed for trading on the New York Stock Exchange under the symbol "CRK" on December 17, 1996. Prior to December 17, 1996, the Company's common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market. The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the Nasdaq Stock Market or the New York Stock Exchange, as applicable.

                                                  High          Low

            1995 -     First Quarter            $ 3.69       $ 2.75
                       Second Quarter             4.94         3.38
                       Third Quarter              4.88         3.75
                       Fourth Quarter             5.63         4.00

            1996 -     First Quarter            $ 5.75       $ 4.56
                       Second Quarter            10.50         4.69
                       Third Quarter             12.13         8.63
                       Fourth Quarter            14.63        11.13

     As of March 10, 1997, the Company had 24,154,903 shares of common stock outstanding, which were held by 759 holders of record and approximately 9,000 beneficial owners who maintain their shares in "street name" accounts.

     The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is limited under its bank credit facility and the provisions of its outstanding preferred stock series from paying or declaring cash dividends.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

     The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

STATEMENT OF OPERATIONS DATA(1):

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                      1992         1993         1994         1995         1996
                                                      ----         ----         ----         ----         ----
                                                                   ($ in thousands, except per share data)
Revenues:
   Oil and gas sales ..............................$ 10,680     $ 21,805     $ 16,855     $ 22,091     $ 68,915
   Gain on sales of property ......................    --             26          328           19        1,447
   Other income ...................................     220          430          416          264          593
                                                   --------     --------     --------     --------     --------
            Total revenues ........................  10,900       22,261       17,599       22,374       70,955
                                                   --------     --------     --------     --------     --------
Expenses:
   Oil and gas operating(2) .......................   3,150        6,673        6,099        7,427       13,838
   Exploration ....................................    --            423         --           --            436
   Depreciation, depletion and amortization .......   3,743        8,322        7,350        8,379       18,269
   General and administrative, net ................   1,485        1,834        1,569        1,301        2,239
   Interest .......................................   1,037        2,184        2,869        5,542       10,086
   Impairment of oil and gas properties(3) ........    --           --           --         29,150         --
                                                   --------     --------     --------     --------     --------
            Total expenses ........................   9,415       19,436       17,887       51,799       44,868
                                                   --------     --------     --------     --------     --------
Income (loss) from continuing operations before
  income taxes and extraordinary item .............   1,485        2,825         (288)     (29,425)      26,087
   Provision for income taxes .....................    --           --           --           --           --
                                                   --------     --------     --------     --------     --------
Net income (loss) from continuing operations
  before extraordinary item .......................   1,485        2,825         (288)     (29,425)      26,087
   Preferred stock dividends ......................     (56)        (173)        (818)      (1,908)      (2,021)
                                                   --------     --------     --------     --------     --------
Net income (loss) from continuing operations
  attributable to common stock before
  extraordinary item ..............................   1,429        2,652       (1,106)     (31,333)      24,066
   Income from discontinued operations ............      38           89          229        3,264        1,866
   Extraordinary loss .............................    --           (417)        (615)        --           --
                                                   --------     --------     --------     --------     --------
Net income (loss) attributable to common stock ....$  1,467     $  2,324     $ (1,492)    $(28,069)    $ 25,932
                                                   ========     ========     ========     ========     ========
Weighted average common shares outstanding:
   Primary ........................................   8,180       10,762       12,065       12,546       16,370
                                                   ========     ========     ========     ========     ========
   Fully diluted ..................................                                                      21,408
                                                                                                       ========
Primary earnings per share:
   Net income (loss) from continuing operations
     before extraordinary item ....................$   0.17     $   0.25     $  (0.09)    $  (2.50)    $   1.47
   Net income (loss)  after
   extraordinary item .............................    0.18         0.22        (0.12)       (2.24)        1.58
Fully diluted earnings per share:
   Net income (loss) from continuing operations
     before extraordinary item ....................                                                    $   1.22
   Net income (loss) after extraordinary item .....                                                        1.31



OTHER FINANCIAL DATA:
                                                                      Year Ended December 31,
                                                                      -----------------------
                                                      1992         1993          1994        1995         1996
                                                      ----         ----          ----        ----         ----
                                                                          (In thousands)
Cash provided (used) by:
Operating activities ..............................$ (1,020)    $ 16,488     $   7,376    $  8,407     $ 45,919
   Investing activities ........................... (12,472)     (17,415)      (23,972)    (58,724)     (99,910)
   Financing activities ...........................  12,910          790        19,266      48,809       68,236
EBITDA ............................................   6,265       13,754         9,931      13,646       54,878
Capital expenditures ..............................  12,457       21,779        16,386      61,809      111,962


BALANCE SHEET DATA:
                                                                         As of December 31,
                                                                         ------------------
                                                      1992         1993          1994        1995         1996
                                                      ----         ----          ----        ----         ----
                                                                           (In thousands)
   Property and equipment, net.....................$ 53,474     $ 66,068     $  77,989    $102,116     $185,928
   Total assets....................................  66,185       74,095        91,571     120,099      222,002
   Total debt......................................  19,164       21,930        37,932      71,811       80,108
   Stockholders' equity............................  23,110       27,646        41,205      30,128      118,216

(1) Significant acquisitions of producing oil and gas properties affect the comparability of the historical financial and operating data for the periods presented.
(2)   Includes lease operating costs and production and ad valorem taxes.
(3) Represents the impairment provision for the adoption of a new accounting standard regarding the carrying value of long-lived assets.


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  General

     The Company's results of operations have been significantly affected by its success in acquiring producing oil and natural gas properties. Fluctuations in oil and natural gas prices have also influenced the Company's financial results. Relatively minor movements in natural gas prices can lead to a change in the Company's results of operations and cash flow and could have an impact on the Company's borrowing base under its bank credit facility. Based on the 1996 operating results, a change in the average natural gas price realized by the Company of $0.10 per Mcf would result in a change in net income attributable to common stock of approximately $1.8 million, or $0.08 per share (on a fully diluted basis).

     The following table reflects certain summary operating data for the periods presented:

                                                  Year Ended December 31,
                                               1994         1995         1996
                                               ----         ----         ----
  Net Production Data:
    Oil (MBbls)                                 263          356          952
    Natural gas (MMcf)                        6,514        9,297       19,427
  Average Sales Price:
    Oil (per Bbl)                            $15.22       $16.81       $21.96
    Natural gas (per Mcf)                      1.97         1.73         2.47
  Expenses ($ per Mcfe):
    Oil and gas operating(1)                 $ 0.75       $ 0.65      $  0.55
    General and administrative, net            0.19         0.11         0.09
    Depreciation, depletion and
      amortization(2)                          0.88         0.72         0.72

  (1)  Includes lease operating costs and production and ad valorem taxes.
  (2) Represents depreciation, depletion and amortization of oil and gas properties only.

     Average oil and natural gas prices received by the Company generally fluctuate with changes in the posted prices for oil and spot market prices for natural gas. Historically, the Company has entered into price swap agreements to reduce its exposure to natural gas price fluctuations. In 1995, the Company hedged approximately 25% of its natural gas production and realized a 5% higher average gas price than it otherwise would have without hedging. In 1996, the Company hedged approximately 15% of its natural gas production and realized a 2% lower gas price than it otherwise would have without hedging.

  Adoption of New Accounting Standard

     Prior to the fourth quarter of 1995, the Company periodically reviewed the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to such properties. Under this policy, no impairment in carrying value was required during 1994. In the fourth quarter of 1995, the Company adopted the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property-by-property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of approximately $29.2 million in 1995. Of the total impairment provision, $20.0 million related to a writedown of the carrying value of the Company's undeveloped acreage in the Texas Panhandle field acquired from 1988 to 1990.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Oil and gas sales increased $46.8 million (212%), to $68.9 million for 1996 from $22.1 million in 1995 due primarily to a 109% increase in natural gas production and a 168% increase in oil production as well as higher oil and natural gas prices. The production increases related primarily to production from properties acquired in 1995 and the Black Stone Acquisition, which closed in May 1996. The Company's average gas price increased 43% and its average oil price increased 31% during 1996 as compared to 1995.

     During 1996, the Company sold certain of its non-strategic oil and gas properties for cash of $9.0 million. The sales resulted in a gain of approximately $1.4 million.

     Other income increased $329,000 (125%) to $593,000 in 1996 from $264,000 in
1995 due primarily to additional interest income earned on an increased level of short-term cash deposits in 1996.

     Oil and gas operating expenses, including production taxes, increased $6.4 million (86%) to $13.8 million in 1996 from $7.4 million in 1995 due primarily to the 120% increase in oil and natural gas production (on an Mcfe basis) resulting primarily from the acquisitions in 1995 and the Black Stone Acquisition. Oil and gas operating expenses per Mcfe produced decreased 15% to $0.55 in 1996 from $0.65 in 1995 due to the lower lifting costs associated with the properties acquired in 1995 and 1996.

     General and administrative expenses increased $938,000 (72%) to $2.2 million in 1996 from $1.3 million in 1995. The increase is attributable to a $600,000 litigation settlement incurred by the Company in 1996 and an increase in the number of employees of the Company in 1996.

     Depreciation, depletion and amortization ("DD&A") increased $9.9 million (118%) to $18.3 million in 1996 from $8.4 million in 1995 due to the 120% increase in oil and natural gas production (on an Mcfe basis). Oil and gas property DD&A per Mcfe produced of $0.72 in 1996 remained unchanged from $0.72 in 1995.

     Interest expense increased $4.5 million (82%) to $10.1 million for 1996 from $5.5 million for 1995 due primarily to an increase in the average outstanding advances under the Company's bank credit facility. The average annual interest rate paid under the Company's bank credit facility decreased to 8.1% in 1996 as compared to 10.5% in 1995.

     The Company reported net income of $24.1 million from continuing operations, after preferred stock dividends of $2.0 million, for the year ended December 31, 1996, as compared to a net loss of $31.3 million from continuing operations, after preferred stock dividends of $1.9 million, for the year ended December 31, 1995.

     In December 1996, the Company sold its third party natural gas marketing operations and substantially all of its related gas gathering and gas processing assets for cash of approximately $3.0 million and discontinued its gas gathering, processing and marketing segment. Net income from this segment in 1996 was $1.9 million including a gain on the sale of $818,000.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Oil and gas sales increased $5.2 million (31%) to $22.1 million in 1995 from $16.9 million in 1994 due primarily to a 43% increase in natural gas production and a 35% increase in oil production. The production increases related primarily to production from certain oil and natural gas property acquisitions completed in late 1994 and in 1995. The production increases were partially offset by a 12% decrease in the Company's average gas price. The Company's average oil price for the period increased by 10%.

     Oil and gas operating expenses, including production taxes, increased $1.3 million (22%) to $7.4 million in 1995 from $6.1 million in 1994 due primarily to the 41% increase in oil and natural gas production (on an Mcfe basis) resulting from the 1994 and 1995 property acquisitions. Lease operating expenses per Mcfe produced decreased 13% to $0.65 in 1995 from $0.75 in 1994 due to the lower lifting costs associated with the properties acquired in 1995.

     General and administrative expenses decreased $268,000 (17%) to $1.3 million in 1995 from $1.6 million in 1994. The decrease is primarily attributable to the increase in operating fee income received by the Company after the Sonat Acquisition, which is accounted for as a reduction to general and administrative expenses.

     DD&A increased $1.0 million (14%) to $8.4 million in 1995 from $7.4 million in 1994 due primarily to the 41% increase in oil and natural gas production (on an Mcfe basis). Oil and gas property DD&A per Mcfe produced decreased 18% to $0.72 in 1995 from $0.88 in 1994.

     Interest expense increased $2.7 million (93%) to $5.5 million in 1995 from $2.8 million in 1994 due primarily to an increase in the average outstanding advances under the Company's bank credit facility and an increase in interest rates. The average annual interest rate paid under the Company's bank credit facility was 10.5% in 1995 as compared to 8.6% in 1994.

     The Company reported a loss of $31.3 million from continuing operations, after preferred stock dividends of $1.9 million, for the year ended December 31, 1995, as compared to a loss from continuing operations of $1.1 million, after preferred stock dividends of $818,000, for the year ended December 31, 1994. The increase in the loss in 1995 is attributable to the Company's adoption of SFAS 121 which resulted in the Company recording an impairment of its oil and gas properties of $29.2 million relating to the adoption of SFAS 121. Income from the discontinued gas gathering, marketing and processing operations of $3.3 million for 1995 included a $2.6 million gain from the sale of a gas processing plant for $3.0 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flows, debt and equity financings and asset dispositions. Net cash flows provided by operating activities totaled $8.4 million for the year ended December 31, 1995 and $45.9 million for the year ended December 31, 1996. In addition to operating cash flow, primary source of funds for the Company in 1996 included borrowings under a new bank credit facility of $172.2 million, proceeds from the sale of common stock of $60.6 million and proceeds from the sale of assets of $12.1 million.

     On December 2, 1996, the Company completed a public offering of 5,795,000 shares of common stock, of which 4,000,000 (4,869,250 including the over-allotment option which was exercised on December 12, 1996) shares were sold by the Company and 1,795,000 shares were sold by certain stockholders. Net proceeds to the Company, after the underwriting discount and other expenses, were approximately $57.0 million and were used to reduce a portion of the indebtedness incurred under the Company's revolving bank credit facility in connection with the Black Stone Acquisition. During 1996, the Company issued 1,007,177 shares of common stock in connection with the exercise of certain stock purchase warrants and options yielding net proceeds to the Company of approximately $3.6 million.

     The Company's primary needs for capital, in addition to funding of ongoing operations, are for the acquisition, development and exploration of oil and gas properties, and the repayment of principal and interest on its bank credit facility. In 1996, the Company repaid $163.9 million of indebtedness and had capital expenditures of $112.0 million.

     The Company's annual capital expenditure activity is summarized as follows:

                                                    Year Ended December 31,
                                                   1994       1995       1996
                                                --------   --------   --------
                                                     (In thousands)


     Acquisition of oil and gas reserves        $ 12,970   $ 56,081   $100,446
     Other leasehold costs                           607         12         93
     Workovers and recompletions                   1,271      2,152      2,972
     Development drilling                            218      1,514      7,964
     Exploratory drilling                           --         --          436
     Acquisition of gas marketing,
       processing and gathering assets             1,099      2,009          5
     Other                                           221         41         46
                                                --------   --------   --------
          Total                                 $ 16,386   $ 61,809   $111,962
                                                ========   ========   ========

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the years ended December 31, 1995 and 1996, the Company spent $3.7 million and $11.4 million, respectively, on development and exploration activities. As part of its increased emphasis on such activities, the Company currently anticipates spending approximately $30.0 million on development and exploration projects in 1997. The increase in capital expenditures for 1996 and 1997 over prior year levels is primarily attributable to the increased opportunities available to the Company after recent acquisitions. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

     The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions. The Company anticipates that such sources will be sufficient to fund the expected 1997 development and exploration expenditures. The Company primarily intends to use borrowings under its bank credit facility to finance significant acquisitions. In addition, the Company may seek to obtain other debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     The Company's bank credit facility consists of a $166.0 million revolving credit commitment provided by a syndicate of 11 banks in which The First National Bank of Chicago serves as agent. All indebtedness under the bank credit facility is secured by substantially all of the Company's assets. The bank credit facility is subject to borrowing base availability as determined from time to time by the lenders, in the exercise of their sole discretion. As of December 31, 1996, the borrowing base was $166.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. Beginning on February 4, 1997, the revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.75% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.25%, depending on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.25% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of December 31, 1996, of all outstanding indebtedness under the bank credit facility was approximately 6.9%. The revolving credit line will convert to a term loan on

August 13, 1999 or such earlier date as the Company may elect. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal amount of the term loan; the balance of the term loan will be due and payable in full on August 13, 2001. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

Federal Taxation

     At December 31, 1996, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $17.9 million. The NOL carryforwards expire from 1997 through 2011. The value of these carryforwards depends on the ability of the Company to generate federal taxable income and to utilize the carryforwards to reduce such income. The Company has recognized substantially all of the NOL carryforwards for financial reporting purposes as of December 31, 1996.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS

     The Consolidated Financial Statements for Comstock Resources, Inc. and Subsidiaries are included on pages F-1 to F-20 of this report.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     The following exhibits are included on pages E-1 to E-19 of this report.

Exhibit
  No.                                 Description
-------   ----------------------------------------------------------------------
3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

4.2(a) Rights Agreement dated as of December 10, 1990, by and between the Company and Society National Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated December 14, 1990).

4.2(b) First Amendment to the Rights Agreement, by and between the Company and Society National Bank (successor to Ameritrust Texas, N.A.), as Rights Agent, dated January 7, 1994 (incorporated herein by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

4.2(c) Second Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.7 to the Company's 1995 Form 10-K).

4.2(d) Third Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.8 to the Company's 1995 Form 10-K).

4.2(e) Fourth Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.9 to the Company's 1995 Form 10-K).

4.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

4.4 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1995 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated June 19, 1995).

10.1(a) Credit Agreement, dated as of August 13, 1996, between the Company, the Banks Party thereto and The First National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.1(b)* Amendment No. 1 to the Credit Agreement dated November 26, 1996, between the Company, the Banks party thereto and The First National Bank of Chicago, as agent.

Exhibit
  No.                                 Description


10.1(c)* Amendment No. 2 to the Credit Agreement dated February 4, 1997 between the Company, the Banks party thereto and the First National Bank of Chicago as agent.

10.2# Employment Agreement dated July 1, 1996, by and between the Company and M. Jay Allison (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.3# Employment Agreement dated July 1, 1996, by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.4(a)# Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
          1991).

10.4(b)# Amendment No. 1 to the Comstock Resources, Inc. 1991 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.5# Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.6# Form of Restricted Stock Agreement, dated April 2, 1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.7 Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8 Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

21  *     Subsidiaries of the Company.

23  *     Consent of Arthur Andersen LLP.

27  *     Financial Data Schedule.
--------------------
*Filed herewith.
#Management contract or compensatory plan document.

     Reports on Form 8-K:

     There were no Form 8-K Reports filed subsequent to September 30, 1996 to the date of this report.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMSTOCK RESOURCES, INC.

                                        By:   /s/M. JAY ALLISON
                                           --------------------
                                              M. Jay Allison
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)
Date:  March 11, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/M. JAY ALLISON        President, Chief Executive Officer and  March 11, 1997
------------------       Director (Principal Executive Officer)
M. Jay Allison


/s/ROLAND O. BURNS       Senior Vice President, Chief Financial  March 11, 1997
------------------       Officer, Secretary and Treasurer
Roland O. Burns          (Principal Financial and Accounting Officer)


/s/HAROLD R. LOGAN       Chairman of the Board of Directors      March 11, 1997
------------------
Harold R. Logan


/s/RICHARD S. HICKOK     Director                                March 11, 1997
--------------------
Richard S. Hickok


/s/FRANKLIN B. LEONARD   Director                                March 11, 1997
----------------------
Franklin B. Leonard


/s/CECIL E. MARTIN, JR.  Director                                March 11, 1997
-----------------------
Cecil E. Martin, Jr.


/s/DAVID W. SLEDGE       Director                                March 11, 1997
------------------
David W. Sledge

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX



 Report of Independent Public Accountants....................................F-2

 Consolidated Balance Sheets as of December 31, 1995 and 1996................F-3

 Consolidated Statements of Operations for the Years Ended
         December 31, 1994, 1995 and 1996....................................F-4

 Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1994, 1995 and 1996....................................F-5

 Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1994, 1995 and 1996....................................F-6

 Notes to Consolidated Financial Statements..................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the impairment of long-lived assets in the fourth quarter of 1995.


                               ARTHUR ANDERSEN LLP



Dallas, Texas,
February 26, 1997

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1995 and 1996

                                     ASSETS

                                                               December 31,
                                                            1995         1996
                                                         ---------    ---------
                                                             (In thousands)

Cash and Cash Equivalents ...............................$   1,917    $  16,162
Accounts Receivable:
  Oil and gas sales .....................................    5,385       17,309
  Gas marketing sales ...................................    8,451         --
  Joint interest operations .............................    1,230        2,188
Other Current Assets ....................................      264          174
                                                         ---------    ---------
          Total current assets ..........................   17,247       35,833
Property and Equipment:
  Oil and gas properties,
    successful efforts method ...........................  154,844      239,671
  Other .................................................    2,717          401
  Accumulated depreciation,
    depletion and amortization ..........................  (55,445)     (54,144)
                                                         ---------    ---------
          Net property and equipment ....................  102,116      185,928
Other Assets ............................................      736          241
                                                         ---------    ---------
                                                         $ 120,099    $ 222,002
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt .......................$  18,677    $     108
Accounts Payable and Accrued Expenses ...................   16,511       22,773
                                                         ---------    ---------
          Total current liabilities .....................   35,188       22,881
Long-term Debt, less current portion ....................   53,134       80,000
Other Noncurrent Liabilities ............................    1,649          905
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000
    shares authorized, 3,100,000 and
    706,323 shares outstanding at
    December 31, 1995 and 1996, respectively ............   31,000        7,063
  Common stock--$0.50 par, 30,000,000
    shares authorized, 12,926,672 and
    24,101,430 shares outstanding at
    December 31, 1995 and 1996, respectively ............    6,463       12,051
  Additional paid-in capital ............................   38,183      118,647
  Retained deficit ......................................  (45,444)     (19,512)
  Less: Deferred compensation--restricted
    stock grants ........................................      (74)         (33)
                                                         ---------    ---------
          Total stockholders' equity ....................   30,128      118,216
                                                         ---------    ---------
                                                         $ 120,099    $ 222,002
                                                         =========    =========


        The accompanying notes are an integral part of these statements.


                   COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1994, 1995 and 1996

                                                           1994         1995          1996
                                                           ----         ----          ----
                                                                 (In thousands, except
                                                                    per share amounts)
Revenues:
  Oil and gas sales......................................$ 16,855     $ 22,091     $ 68,915
  Gain on sales of property .............................     328           19        1,447
  Other income ..........................................     416          264          593
                                                         --------     --------     --------
          Total revenues ................................  17,599       22,374       70,955
                                                         --------     --------     --------
Expenses:
  Oil and gas operating .................................   6,099        7,427       13,838
  Exploration ...........................................    --           --            436
  Depreciation, depletion and amortization ..............   7,350        8,379       18,269
  General and administrative, net .......................   1,569        1,301        2,239
  Interest ..............................................   2,869        5,542       10,086
  Impairment of oil and gas properties ..................    --         29,150         --
                                                         --------     --------     --------
          Total expenses ................................  17,887       51,799       44,868
                                                         --------     --------     --------
Income (loss) from continuing operations
 before income taxes and extraordinary item .............    (288)     (29,425)      26,087
Provision for income taxes ..............................    --           --           --
                                                         --------     --------     --------
Net income (loss) from continuing operations
  before extraordinary item .............................    (288)     (29,425)      26,087
Preferred stock dividends ...............................    (818)      (1,908)      (2,021)
                                                         --------     --------     --------
Net income (loss) from continuing operations
  attributable to common stock before
  extraordinary item ....................................  (1,106)     (31,333)      24,066
Income from discontinued gas gathering,
 processing and marketing operations including
 gain on disposal .......................................     229        3,264        1,866
Extraordinary item - loss on early extinguishment
 of debt ................................................    (615)        --           --
                                                         --------     --------     --------
Net income (loss) attributable to common stock...........$ (1,492)    $(28,069)    $ 25,932
                                                         ========     ========     ========
Net income (loss) per share:
  Primary -
      From continuing operations and before
          extraordinary item ............................$   (.09)    $  (2.50)    $   1.47
                                                         ========     ========     ========
      After extraordinary item...........................$   (.12)    $  (2.24)    $   1.58
                                                         ========     ========     ========
  Fully diluted -
      From continuing operations and before
          extraordinary item ............................                          $   1.22
                                                                                   ========
      After extraordinary item ..........................                          $   1.31
                                                                                   ========
Weighted average number equivalent and shares stock outstanding:
          Primary .......................................  12,065       12,546       16,370
                                                         ========     ========     ========
          Fully diluted .................................                            21,408
                                                                                   ========


                The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1994, 1995 and 1996


                                                                                        Deferred
                                                               Additional   Retained   Compensation-
                                         Preferred   Common     Paid-In     Earnings    Restricted
                                           Stock      Stock     Capital    (Deficit)   Stock Grants   Total
                                           -----      -----     -------    ---------   ------------   -----
                                                                  (in thousands)
Balance at December 31, 1993............$   --      $  5,869   $ 37,816    $(15,883)   $   (156)   $ 27,646
   Issuance of preferred stock .........  16,000        --       (2,000)       --          --        14,000
   Issuance of common stock ............    --           302        708        --          --         1,010
   Restricted stock grants .............    --          --         --          --            41          41
   Net loss attributable to
     common stock ......................    --          --         --        (1,492)       --        (1,492)
                                        --------    --------   --------    --------    --------     -------
Balance at December 31, 1994 ...........  16,000       6,171     36,524     (17,375)       (115)     41,205
                                        --------    --------   --------    --------    --------     -------
   Issuance of preferred stock .........  15,000        --         --          --          --        15,000
   Issuance of common stock ............    --           292      1,659        --          --         1,951
   Restricted stock grants .............    --          --         --          --            41          41
   Net loss attributable to
     common stock ......................    --          --         --       (28,069)       --       (28,069)
                                        --------    --------   --------    --------    --------     -------
Balance at December 31, 1995 ...........  31,000       6,463     38,183     (45,444)        (74)     30,128
                                        --------    --------   --------    --------    --------     -------
   Conversion of preferred stock ....... (23,937)      2,506     21,431        --          --          --
   Issuance of common stock ............    --         3,082     59,033        --          --        62,115
   Restricted stock grants .............    --          --         --          --            41          41
   Net income attributable to
     common stock ......................    --          --         --        25,932        --        25,932
                                        --------    --------   --------    --------    --------     -------
Balance at December 31, 1996............$  7,063    $ 12,051   $118,647    $(19,512)   $    (33)   $118,216
                                        ========    ========   ========    ========    ========    ========


                        The accompanying notes are an integral part of these statements.

                                      F-5


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1994, 1995 and 1996
                                                           1994           1995          1996
                                                           ----           ----          ----
                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................$ (1,492)    $(28,069)    $ 25,932
  Adjustments to reconcile income (loss) to
    net cash provided by operating activities:
    Loss on early extinguishment of debt.................     615         --           --
    Compensation paid in common stock....................     154          154          196
    Depreciation, depletion and amortization.............   7,390        8,613       18,642
    Impairment of oil and gas properties.................    --         29,150         --
    Deferred revenue.....................................    (561)         430         (430)
    Preferred stock dividends............................     818        1,908        2,021
    Exploration..........................................     --          --            436
    Gain on sales of property............................    (328)      (2,608)      (2,265)
    Other................................................     254         --           --
                                                         --------     --------     --------
      Working capital provided by operations.............   6,850        9,578       44,532
    Increase in accounts receivable......................  (3,288)      (6,272)      (4,764)
    Decrease in other current assets.....................     107           79           86
    Increase in accounts payable and accrued expenses....   3,707        5,022        6,065
                                                         --------     --------     --------
      Net cash provided by operating activities..........   7,376        8,407       45,919
                                                         --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties....................     396        3,085        9,016
    Proceeds from sale of discontinued operations........    --           --          3,036
    Collections of notes receivable......................     167         --           --
    Capital expenditures and acquisitions................ (16,386)     (61,809)    (111,962)
    Repurchase of volumetric production payment..........  (8,149)        --           --
                                                         --------     --------     --------
      Net cash used for investing activities............. (23,972)     (58,724)     (99,910)
                                                         --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings...........................................  34,880       58,404      172,150
    Proceeds from preferred stock issuances..............   6,000       15,000         --
    Proceeds from common stock issuances.................     215           25       61,503
    Stock issuance costs.................................    (332)         (95)        (863)
    Principal payments on debt........................... (21,497)     (24,525)    (163,853)
    Dividends paid on preferred stock....................    --           --           (701)
                                                         --------     --------     --------
      Net cash provided by financing activities..........  19,266       48,809       68,236
                                                         --------     --------     --------
        Net increase (decrease) in cash and
             cash equivalents.......                        2,670       (1,508)      14,245
        Cash and cash equivalents, beginning of year.....     755        3,425        1,917
                                                         --------     --------     --------

        Cash and cash equivalents, end of year...........$  3,425     $  1,917     $ 16,162
                                                         ========     ========     ========


               The accompanying notes are an integral part of these statements.


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Organization

     Comstock Resources, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), was formed in 1919 as Comstock Tunnel and Drainage Company. In 1987, the Company's name was changed to Comstock Resources, Inc. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas reserves in the United States.

(2)  Significant Accounting Policies

  Principles of Consolidation

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

  Concentrations of Credit Risk

     Although the Company's cash equivalents and accounts receivable are exposed to credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's accounts receivable are from a broad and diverse group of oil and gas companies and, accordingly, do not represent a significant credit risk.

  Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining related oil and gas reserves. Cost centers for amortization purposes are determined on a field-by-field basis. The estimated future costs of dismantlement, restoration and abandonment are accrued as part of depreciation, depletion and amortization expense and reflected in the accompanying Consolidated Balance Sheets in Other Noncurrent Liabilities.

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

     Prior to 1995, the Company periodically reviewed the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. Under this policy, no impairment in carrying value was required during 1994. In 1995, the Company adopted the Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $29,150,000 in 1995. No impairment was required in 1996.

  Other Property and Equipment

     Other property and equipment of the Company consists primarily of a gas gathering system, computer equipment, and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

  Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

  Earnings Per Share

     Net income (loss) attributable to common stock represents net income (loss) less preferred stock dividend requirements of $818,000, $1,908,000 and $2,021,000 in 1994, 1995 and 1996, respectively. Net income (loss) attributable to common stock per share is computed by dividing net income (loss) attributable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options and warrants using the treasury stock method. Fully diluted net income attributable to common stock per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options and warrants using the treasury stock method.

  Stock Based Employee Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which establishes accounting and reporting standards for various stock based compensation plans. SFAS 123 encourages the adoption of a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." The Company has elected to continue to apply the provisions of Opinion 25. Under Opinion 25, if the exercise price of the Company's stock options equals the market value of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123 requires disclosure of pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of the statement. See Note 9 "Stockholders' Equity."

  Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following is a summary of all significant noncash investing and financing activities:

                                        For the Year Ended December 31,
                                            1994     1995     1996
                                            ----     ----     ----
                                              (In thousands)
Common stock issued in payment of
    preferred stock dividends ..........   $  818   $1,908   $1,320
Common stock issued for compensation....      113      113      154
Preferred stock issued to repurchase
    volumetric production payment ......    8,000     --       --

     The Company made cash payments for interest of $2,600,000, $5,836,000 and $9,934,000 in 1994, 1995 and 1996, respectively. The Company did not make any cash payments for income taxes in any of the three years in the period ended December 31, 1996.

(3)  Acquisitions of Oil and Gas Properties

     In 1995, the Company completed three acquisitions of producing oil and gas properties. On May 15, 1995, the Company purchased interests in 14 producing offshore oil and gas properties located in Louisiana state waters in the Gulf of Mexico for a net purchase price of $7.0 million. On July 31, 1995, the Company purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana for a net purchase price of $48.1 million. In 1995, the Company acquired interests in two producing wells in South Louisiana for a net purchase price of $1.0 million.

     On May 1 and May 2, 1996, the Company purchased working interests in the Double A Wells field in Polk County, Texas for a net purchase price of $100.4 million. The Company acquired 100% of the capital stock of Black Stone Oil Company, the operator of the field, together with additional interests held by other working interest owners in 19 producing oil and gas properties as well as interests in adjacent undeveloped oil and gas leases.

     The 1995 and 1996 acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations as if the acquisitions consummated in 1995 and in 1996 and the property divestitures which closed in May 1996 as described in Note 5 "Sale of Oil and Gas Properties" had been closed on January 1, 1995. Future results may differ substantially from pro forma results due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.

                                                          Unaudited
                                                    1995            1996
                                                  Pro Forma       Pro Forma
                                                  ---------       ---------


Revenues                                          $ 46,465        $ 79,398
Net income (loss) from continuing operations
   attributable to common stock                    (29,183)         28,339
Net income (loss) from continuing
   operations per share:
   Primary                                           (2.33)           1.73
   Fully diluted                                                      1.42

(4)  Repurchase of Production Payments

     On July 22, 1994, the Company exchanged one million shares of newly issued preferred stock, with a par value of $10.0 million and an estimated market value of $8.0 million, and $10.2 million in cash to repurchase certain production payments previously conveyed by the Company to a major natural gas company in November 1991. (See Note 9 "Stockholders' Equity" for further discussion of the preferred stock.) The exchange was effective April 1, 1994. The Company had a remaining obligation to deliver 10.7 billion cubic feet of natural gas under a volumetric production payment and had an obligation to repay $2.5 million under a monetary based production payment. The consideration paid to acquire the natural gas reserves subject to the volumetric production payment exceeded the deferred revenue associated with the original sale of the volumetric production payment by approximately $3.0 million. This amount was capitalized as oil and gas properties in the accompanying financial statements.

(5)  Sale of Oil and Gas Properties

     In 1996, the Company sold certain oil and gas properties for approximately $9.0 million. The properties sold include interests in all of the Company's producing wells located in Oklahoma, Arkansas, Nebraska and Kansas as well as certain deep rights in a field in South Texas and certain of the Company's acreage in the Texas Panhandle field. The properties sold were non-strategic assets to the Company. A gain from the property sales of $1.4 million is included in the accompanying statement of operations for 1996.

(6)  Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:

  Capitalized Costs
                                                               December 31,
                                                            1995         1996
                                                            ----         ----
                                                              (In thousands)

   Proved properties                                      $154,844     $239,671
   Accumulated depreciation, depletion and amortization    (55,183)     (53,953)
                                                          --------     --------
                                                          $ 99,661     $185,718
                                                          ========     ========

  Costs Incurred
                                                   Year Ended December 31,
                                                  1994        1995        1996
                                                  ----        ----        ----
                                                         (In thousands)

       Acquisition of proved properties       $  13,576    $ 56,093   $ 100,539
       Development costs                          1,490       3,666      10,936
       Exploration costs                           --          --           436
                                              ---------   ---------   ---------
                                              $  15,066   $  59,759   $ 111,911
                                              =========   =========   =========

     The following presents the results of operations of oil and gas producing activities for the three years in the period ended December 31, 1996:

                                                   Year Ended December 31,
                                                  1994        1995        1996
                                                  ----        ----        ----
                                                         (In thousands)

Oil and gas sales                             $  16,855   $  22,091   $  68,915
Production costs                                 (6,099)     (7,427)    (13,838)
Depreciation, depletion and amortization         (7,149)     (8,277)    (18,162)
Impairment of oil and gas properties               --       (29,150)       --
Operating income (loss)                           3,607     (22,763)     36,915
                                              ---------   ---------   ---------
Income tax expense                                 --          --          --
                                              ---------   ---------   ---------
Results of operations (excluding general
  and administrative and interest expenses)   $   3,607   $ (22,763)  $  36,915
                                              =========   =========   =========
(7)  Long-Term Debt

     Total debt at December 31, 1995 and 1996 consists of the following:

                                               1995             1996
                                               ----             ----
                                                   (In thousands)

     Bridge loan                            $ 10,000         $   --
     Bank credit facility                     61,590           80,000
     12% subordinated notes                      206               94
     Other                                        15               14
                                            --------         --------
                                              71,811           80,108
     Less current portion                    (18,677)            (108)
                                            --------         --------
                                            $ 53,134         $ 80,000
                                            ========         ========

     In connection with the $100.4 million oil and gas property acquisition closed in May 1996, the Company entered into a $176.0 million credit facility with two banks, consisting of a $166.0 million revolving credit commitment and a $10.0 million short-term bridge loan. The Company financed the $100.4 million acquisition and refinanced $68.7 million outstanding under its existing bank credit facility with borrowings under the bank credit facility. On May 15, 1996, the Company repaid the $10.0 million bridge loan primarily from proceeds from certain asset sales. On August 13, 1996, the Company refinanced the $166.0 million credit facility with a syndication of eleven banks in which The First National Bank of Chicago serves as agent. The new revolving credit facility will convert to a term loan on August 13, 1999. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal balance with the final balance due in full on August 13, 2001.

     As of December 31, 1996, the Company had $80.0 million outstanding under the new bank revolving credit facility. Borrowings under the new bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at December 31, 1996 was $166.0 million. Amounts outstanding under the new bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 1/2% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 1.25% to 2% depending upon the utilization of the available borrowing base. As of December 31, 1996, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 6.9% per annum. In addition, the Company incurs a commitment fee of 1/4% to 1/2% on the unused portion of the borrowing bases depending upon the utilization of the available borrowing base.

     On February 4, 1997, the bank credit agreement was amended to lower the interest rate to The First National Bank of Chicago's base rate plus 0% to 1/4% or, at the Company's option, LIBOR plus 3/4% to 1 1/2%, depending on the utilization of the available borrowing base. The commitment fee was lowered to 1/4% to 3/8% per annum of the unused portion of the borrowing base.

     Aggregate maturities of long-term debt for the five years ending December 31, are as follows:

                                      (In thousands)

                         1997           $   108
                         1998              --
                         1999             8,000
                         2000            16,000
                         2001            56,000
                                        -------
                                        $80,108
                                        =======

(8)  Lease Commitments

     The Company rents office space under certain noncancellable leases and also leases data processing time under a noncancellable lease. Minimum future payments under the leases are as follows:

                                      (In thousands)

                         1997              $261
                         1998               236
                         1999               177

(9)  Stockholders' Equity

  Common Stock

     Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of common stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, the Company issued 37,667; 27,815; and 37,117 shares of common stock in 1994, 1995 and 1996, respectively, in payment of fees aggregating $113,000; $113,000; and $154,000 for 1994, 1995 and 1996, respectively.

     Each of the Company's preferred stock series provides that the Company can issue common stock in lieu of cash for payment of quarterly dividends. The Company issued 310,298; 546,046; and 249,453 shares of common stock in 1994, 1995 and 1996, respectively, in payment of dividends on its preferred stock of $818,000; $1,908,000; and $1,320,000 in 1994, 1995 and 1996, respectively.

     On December 2, 1996, the Company completed a public offering of 5,795,000 shares of common stock of which 4,000,000 (4,869,250 including the over-allotment option which was exercised on December 12, 1996) shares were sold by the Company and 1,795,000 shares were sold by certain stockholders. Net proceeds to the Company, after the undderwriting discount and other expenses, were approximately $57.0 million and were used to reduce indebtedness under the Company's revolving bank credit facility.

     During 1996, options and warrants to purchase common stock of the Company were exercised at prices ranging from $2.00 to $5.75 per share for 1,007,177 shares of common stock yielding net proceeds to the Company of approximately $3.6 million.

  Preferred Stock

     On January 7, 1994, the Company sold 600,000 shares of its Series 1994 Convertible Preferred Stock, $10 par value per share (the "Series 1994 Preferred"), in a private placement for $6.0 million. Dividends were payable at the quarterly rate of $0.225 on each outstanding share of the Series 1994 Preferred (9% per annum of the par value). On September 16, 1996, the holders of the Series 1994 Preferred converted all of the shares of the Series 1994 Preferred into 1,500,000 shares of common stock of the Company.

     On July 22, 1994, the Company issued 1,000,000 shares of its 1994 Series B Convertible Preferred Stock, $10 par value per share (the "1994 Series B Preferred"), in connection with the repurchase of certain production payments previously conveyed by the Company to a major natural gas company. Dividends were payable at the quarterly rate of $0.15625 on each outstanding share (6.25% per annum of the par value). On July 11, 1996, the Company redeemed the 1,000,000 shares of the 1994 Series B Preferred by issuing 2,000,000 shares of common stock of the Company.

     On June 19, 1995, the Company sold 1,500,000 shares of its Series 1995 Convertible Preferred Stock, $10 par value per share (the "Series 1995 Preferred"), in a private placement for $15.0 million. The Series 1995 Preferred bears quarterly dividends at the rate of $0.225 on each outstanding share (9% per annum of the par value). Dividends are payable quarterly in cash or shares of the Company's common stock, at the election of the Company. On December 2, 1996, holders of 793,677 shares of the Series 1995 Preferred converted their preferred shares into 1,511,761 shares of common stock of the Company.

     On June 30, 2000 and on each June 30, thereafter, so long as any shares of the Series 1995 Preferred are outstanding, the Company is obligated to redeem 141,265 shares of the Series 1995 Preferred at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of the Company. The holders of the Series 1995 Preferred have the option to convert all or any part of such shares into shares of common stock of the Company at any time at the initial conversion price of $5.25 per share of common stock, subject to adjustment. The Company has the option to redeem the shares of Series 1995 Preferred after providing the holders of the Series 1995 Preferred a specified rate of return on the initial purchase.

  Stock Options and Warrants

     On July 16, 1991, the Company's stockholders approved the 1991 Long-Term Incentive Plan (the "Incentive Plan") for the Company's management including officers, directors and managerial employees. The Incentive Plan authorizes the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of the Company. On May 15, 1996, the Company's stockholders approved an amendment to the Incentive Plan increasing the shares to be awarded by 1,240,000. As of December 31, 1996, the Incentive Plan provided for future awards of stock options or restricted stock grants of up to 1,064,000 shares of common stock plus 10% of any future issuances of common stock.

     Non-qualified stock options awarded under the Incentive Plan are summarized below:

                                                                 Exercise Price
                                      $ 2.00       $ 2.50      $ 3.00      $ 4.81      $ 6.56     $11.00
                                      ------       ------      ------      ------      ------     ------
                                                                 (In thousands)

Outstanding at December 31, 1993         525          179          85        --          --          --
Exercised in 1994                       --            (21)        (15)       --          --          --
Forfeited in 1994                       --            (49)       --          --          --          --
                                      ------       ------      ------      ------      ------     ------
Outstanding at December 31, 1994         525          109          70        --          --          --
                                      ------       ------      ------      ------      ------     ------
Granted in 1995                         --           --            98        --          --          --
Exercised in 1995                       --            (10)       --          --          --          --
                                      ------       ------      ------      ------      ------     ------
Outstanding at December 31, 1995         525           99         168        --          --          --
Granted in 1996                         --           --          --           326         280      1,327
Exercised in 1996                        (54)         (14)         (8)        (37)       --          --
Forfeited in 1996                       --           --          --          --           (10)       --
                                      ------       ------      ------      ------      ------     ------
Outstanding at December 31, 1996         471           85         160         289         270      1,327
                                      ------       ------      ------      ------      ------     ------
Exercisable at December 31, 1996         399           73         160         259         270        --
                                      ======       ======      ======      ======      ======     ======

     The exercise price of stock options under the Incentive Plan is the market value of the stock at the date the option is granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no dividend yield, expected volatility of 55.4% and 54.1%, and risk free interest rates of 6.8% and 6.3%.

      Year of        Option        Exercise      Expected      Fair
       Grant         Shares          Price         Life        Value
       -----         ------          -----         ----        -----

       1995           98,000       $ 3.00           5.2        $1.69
       1996          326,000         4.81           4.9         2.58
       1996           20,000         6.56           5.0         3.54
       1996          260,000         6.56           5.5         3.70
       1996        1,327,000        11.00           8.9         7.60

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1995                 1996
                                              ----                 ----
                                      As          Pro        As           Pro
                                   Reported      Forma    Reported       Forma
                                   --------      -----    --------       -----
                                     (In thousands except per share amounts)

     Net income from continuing
          operations               $(31,333)    $(31,498)   $24,066     $20,296
     Net income from continuing
          operations per share:
               Primary               $(2.50)      $(2.51)     $1.47       $1.24
               Fully diluted                                   1.22        0.95

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts, as SFAS 123 does not apply to awards prior to 1995 and additional awards are anticipated in future years.

     The Company also has options to purchase common stock outstanding that were issued in connection with an oil and gas property acquisition. The following table summarizes stock options outstanding at December 31, 1996, other than those issued under the Incentive Plan:

                Number
               of Shares        Exercise
             (In thousands)      Price           Expiration Date
              -----------        -----           ---------------

                 110             $5.00              October 1999
                  38              5.00              November 1999
                 138              5.00              December 1999
                ----
                 286
                ====

  Restricted Stock Grants

     Under the Incentive Plan, officers and managerial employees of the Company may be granted a right to receive shares of the Company's common stock without cost to the employee. The shares vest over a ten-year period with credit given for past service rendered to the Company.

     The following is a summary of shares of restricted common stock awarded under the Incentive Plan:

                                            1994           1995         1996
                                            ----           ----         ----
                                                      (In thousands)
     Outstanding at beginning of year        330            330          330
     Canceled or expired                      --             --           --
     Outstanding at end of year              330            330          330
                                            ----           ----         ----
     Vested shares                           225            255          285
                                            ====           ====         ====

     A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants was $41,000 for each the years ended December 31, 1994, 1995 and 1996.

(10)  Significant Customers

     During 1994, sales to one purchaser of natural gas accounted for 21% of the Company's 1994 oil and gas sales. During 1996, sales to one purchaser of crude oil and one purchaser of natural gas accounted for 17% and 31%, respectively, of the Company's 1996 oil and gas sales.. No single purchaser accounted for more than 10% of the Company's total oil and gas sales in 1995.

(11)  Income Taxes

     Deferred tax assets (liabilities) at December 31, 1995 and 1996 are comprised of the following:

                                                    1995         1996
                                                    ----         ----
                                                      (In thousands)
          Net deferred tax asset (liabilities):
               Property and equipment              $  2,548    $ (6,399)
               Net operating loss carryforwards      10,544       6,255
               Other carryforwards                     --           320
               Valuation allowance                  (13,092)       (176)
                                                   --------    --------
                                                   $   --      $   --
                                                   ========    ========


     No income tax provision was recognized in 1994, 1995 or 1996 due to the availability of net operating loss carryforwards to offset any current or deferred income tax liabilities.

     The Company has net operating loss carryforwards of approximately $17.9 million as of December 31, 1996, for income tax reporting purposes which expire in varying amounts from 1997 to 2011.

(12)  Related Party Transactions

     The Company serves as general partner of Comstock DR-II Oil & Gas Acquisition Limited Partnership ("Comstock DR-II"). For 1994, 1995 and 1996 the Company received $87,000 in management fees each year from Comstock DR-II and earned acquisition fees from Comstock DR-II of approximately $56,000 in 1994. Included in accounts receivable in the accompanying financial statements is approximately $380,000 and $93,000 receivable from Comstock DR-II at December 31, 1995 and 1996, respectively.

     In 1994, the Company purchased an additional 17% working interest in the Bivins Ranch lease covering certain oil and gas properties in the Texas Panhandle field from certain of the Company's shareholders, including trusts for the benefit of two of the Company's directors' family members, certain relatives of one of the Company's directors and other unaffiliated investors. The Company paid for the purchase of such interests by assuming outstanding joint interest payables on the properties aggregating $186,000, paying $365,000 in cash and by granting the sellers options to purchase an aggregate of 503,557 shares of the Company's common stock at a price of $5.00 per share. The options expire five years from the date of grant.

     From August 1, 1995 to December 1, 1996, the Company was the managing general partner and owned a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. ("Crosstex"). The Company sold its interest in connection with the sale of its third party natural gas marketing operations (see Note 14 "Discontinued Operations"). The Company received $39,000 and $82,000 in fees for management and construction services provided to Crosstex in 1995 and 1996, respectively. In addition, Crosstex reimbursed the Company $104,000 and $228,000 for direct expenses incurred in connection with managing Crosstex in 1995 and 1996, respectively. The Company paid $158,000 and $477,000 to Crosstex for transportation of its natural gas production in 1995 and 1996, respectively.

(13)  Price Risk Management

     The Company periodically uses derivative financial instruments to manage natural gas price risk. The Company's realized gains and losses attributable to its price risk management activities are as follows:

                                  1994         1995       1996
                                  ----         ----       ----
                                          (In thousands)

         Realized Gains        $   726      $   913     $   509
         Realized Losses             9           28       1,643

     As of December 31, 1995 and 1996, the Company had no open derivative financial instruments held for price risk management.

(14)  Discontinued Operations

     In December 1996, the Company sold its third party natural gas marketing operations and substantially all of its related gas gathering and gas processing assets for approximately $3.0 million. The Company realized a $818,000 gain from the sale. The Company's gas gathering, processing and marketing segment is accounted for as discontinued operations in the accompanying financial statements, and accordingly, the results of the gas gathering, processing and marketing operations as well as the gain on disposal are segregated in the accompanying statements of operations.

     The Consolidated Balance Sheet as of December 31, 1995 includes the following assets and liabilities related to the discontinued segment:

                                                         (In thousands)

         Accounts Receivable                                $ 8,025
         Other Current Assets                                   113
         Net Property and Equipment                           2,251
         Other Assets                                           421
         Accounts Payable and Accrued Expenses               (8,829)
         Other Noncurrent Liabilities                          (300)
                                                            -------
                                                            $ 1,681
                                                            =======

     Income for discontinued gas gathering, processing and marketing operations included in the Consolidated Statements of Operations is comprised of the following:

                                                Year Ended December 31,
                                             1994        1995        1996
                                             ----        ----        ----
                                                    (In thousands)

Revenues                                   $ 15,029    $ 50,713    $ 85,398
Operating costs                             (14,532)    (49,118)    (83,168)
Depreciation, depletion and amortization        (40)       (234)       (373)
General and administrative, net                (228)       (686)       (809)
Gain on sales of property                      --         2,589        --
Gain on disposal of segment                    --          --           818
Provision for income taxes                     --          --          --
                                           --------    --------    --------
Income from discontinued operations        $    229    $  3,264    $  1,866
                                           ========    ========    ========
(15)  Supplementary Quarterly Financial Data (Unaudited)


                                                     First        Second        Third       Fourth        Total
                                                   ---------    ---------    ---------    ---------     --------
                                                                     (In thousands, except per share amounts)
1996 -
   Total revenues..................................$   9,628    $  17,890    $  19,943    $  23,494     $ 70,955
                                                   =========    =========    =========    =========     ========
   Net income attributable to common stock from
     continuing operations.........................$   1,922    $   6,258    $   6,590    $   9,296     $ 24,066
   Net income from discontinued operations.........      454          135          253        1,024        1,866
                                                   ---------    ---------    ---------    ---------     --------
   Net income attributable to common stock.........$   2,376    $   6,393    $   6,843    $  10,320     $ 25,932
                                                   =========    =========    =========    =========     ========
   Primary net income per share:
     Continuing operations.........................$    0.14    $    0.44    $    0.39    $    0.45     $   1.47
     Discontinued operations.......................     0.04         0.01         0.02         0.05         0.11
                                                   ---------    ---------    ---------    ---------     --------
     Net income per share..........................$    0.18    $    0.45    $    0.41    $    0.50     $   1.58
                                                   =========    =========    =========    =========     ========
   Fully diluted net income per share:
     Continuing operations.........................$    0.13    $    0.33    $    0.33    $    0.42     $   1.22
     Discontinued operations.......................     0.02         0.01         0.01         0.04         0.09
                                                   ---------    ---------    ---------    ---------     --------
     Net income per share..........................$    0.15    $    0.34    $    0.34    $    0.46     $   1.31
                                                   =========    =========    =========    =========     ========
1995 -
   Total revenues..................................$   3,886    $   4,621    $   5,954    $   7,913     $ 22,374
                                                   =========    =========    =========    =========     ========
   Net loss attributable to common stock
     from continuing operations....................$    (945)   $    (290)   $    (871)   $ (29,227)    $(31,333)
   Net income from discontinued operations.........      224          188        2,687          165        3,264
                                                   ---------    ---------    ---------    ---------     --------
   Net income (loss) attributable to common stock..$    (721)   $    (102)   $   1,816    $ (29,062)    $(28,069)
                                                   =========    =========    =========    =========     ========
   Net income (loss) per share:
     Continuing operations.........................$   (0.08)   $   (0.02)   $   (0.07)   $   (2.29)    $  (2.50)
     Discontinued operations.......................     0.02         0.01         0.21         0.01         0.26
                                                   ---------    ---------    ---------    ---------     --------

     Net income (loss) per share...................$   (0.06)   $   (0.01)   $    0.14    $   (2.28)    $  (2.24)
                                                   =========    =========    =========    =========     ========

                                      F-18

(16)  Oil and Gas Reserves Information (Unaudited)

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered. Reserve estimates are integral in management's analysis of impairments of oil and gas properties and the calculation of depreciation, depletion and amortization on those properties.

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1994, 1995 and 1996:

                                        1994                    1995                     1996
                                        ----                    ----                     ----
                                  Oil          Gas         Oil        Gas          Oil        Gas
                                (MBbls)      (MMcf)      (MBbls)     (MMcf)       (MBbls)    (MMcf)
                                -------     -------      -------     ------       -------    ------
Proved Reserves:
Beginning of year                 6,111      74,363       5,119      92,840       3,779     173,165
  Revisions of previous
    estimates                    (1,135)     (3,301)     (2,843)    (18,810)        243      (5,926)
  Extensions and discoveries         19       4,453        --          --           613         551
  Purchases of minerals
    in place(1)                     388      23,466       1,859     108,432       5,930     100,446
  Sales of minerals in place         (1)        (84)       --          --          (619)    (14,365)
  Production(1)                    (263)     (6,057)       (356)     (9,297)       (952)    (19,427)
                                 ------     -------      ------     -------      ------     -------
End of year                       5,119      92,840       3,779     173,165       8,994     234,444
                                 ======     =======      ======     =======      ======     =======
Proved Developed Reserves:
  Beginning of year               1,655      42,909       1,504      62,827       2,562     130,375
                                 ======     =======      ======     =======      ======     =======
  End of year                     1,504      62,827       2,562     130,375       6,953     187,247
                                 ======     =======      ======     =======      ======     =======

      (1) 1994 excludes 457 MMcf of gas production delivered to a major natural gas company under a volumetric production payment and 1994 purchases of minerals in place includes 10,722 MMcf for the repurchase of the volumetric production payment.

     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1995 and 1996:

                                                     1995           1996
                                                     ----           ----
                                                        (In thousands)
Cash Flows Relating to Proved Reserves:
  Future Cash Flows                             $   426,131    $ 1,120,601
  Future Costs:
        Production                                 (121,727)      (202,722)
        Development                                 (39,462)       (47,548)
                                                -----------    -----------
  Future Net Cash Flows Before Income Taxes         264,942        870,331
  Future Income Taxes                               (45,175)      (239,065)
                                                -----------    -----------
  Future Net Cash Flows                             219,767        631,266
  10% Discount Factor                               (73,261)      (240,844)
                                                -----------    -----------
Standardized Measure of Discounted Future
           Net Cash Flows                       $   146,506    $   390,422
                                                ===========    ===========


     In accordance with the Securities and Exchange Commission's guidelines, the Company's independent petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows at December 31, 1995 and 1996 were as follows: $18.00 and $24.61 per barrel for oil in 1995 and 1996, respectively, and $2.07 and $3.84 per Mcf for natural gas in 1995 and 1996, respectively.

     The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1994, 1995 and 1996:

                                                             1994          1995        1996
                                                             ----          ----        ----
                                                                       (In thousands)
Standardized Measure, Beginning of Year                   $  60,757    $  78,481    $ 146,506
     Net Change in Sales Price, Net of Production Costs      (3,392)       9,450      132,094
     Development Costs Incurred During the Year Which
        Were Previously Estimated                               347          822        5,934
     Revisions of Quantity Estimates                         (6,457)     (30,298)      (7,612)
     Accretion of Discount                                    6,095        7,874       14,829
     Changes in Future Development Costs                      2,695       13,248       (5,801)
     Changes in Timing and Other                             (2,883)      (2,590)     (13,165)
     Extensions and Discoveries                               3,582         --          9,216
     Purchases of Reserves In Place                          28,083       85,706      282,150
     Sales of Reserves In Place                                 (84)        --        (10,342)
     Sales, Net of Production Costs                         (10,194)     (14,664)     (55,077)
     Net Changes in Income Taxes                                (68)      (1,523)    (108,310)
                                                          ---------    ---------    ---------
Standardized Measure, End of Year                         $  78,481    $ 146,506    $ 390,422
                                                          =========    =========    =========


                           INDEX TO EXHIBITS

Exhibit No.                        Description                            Page
-----------    --------------------------------------------------------  ------
3.1            Restated  Articles  of  Incorporation  of  the  Company
               (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995 (the "1995 Form 10-K").

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

 4.2(a) Rights Agreement dated as of December 10, 1990, by and between the Company and Society National Bank, as Rights Agent (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated December 14, 1990).

 4.2(b) First Amendment to the Rights Agreement, by and between the Company and Society National Bank (successor to Ameritrust Texas, N.A.), as Rights Agent, dated January 7, 1994 (incorporated herein by reference to Exhibit
               3.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

 4.2(c) Second Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to Exhibit 4.7 to the Company's 1995 Form 10-K).

 4.2(d) Third Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to Exhibit 4.8 to the Company's 1995 Form 10-K).

 4.2(e) Fourth Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to Exhibit 4.9 to the Company's 1995 Form 10-K).

 4.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated by reference to Exhibit
               4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

4.4 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series 1995 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3(a) to the Company's Current Report on Form 8-K dated June 19, 1995).

                           INDEX TO EXHIBITS

Exhibit No.                        Description                            Page
-----------    --------------------------------------------------------  ------
10.1(a)        Credit Agreement,  dated as of August 13, 1996, between
               the  Company,  the Banks  Party  thereto  and The First
               National Bank of Chicago, as agent (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended September 30,
               1996).

10.1(b)*       Amendment No. 1 to the Credit  Agreement dated November    E-4
               26, 1996, between the Company, the Banks party thereto and The First National Bank of Chicago, as agent.

10.1(c)*       Amendment No. 2 to the Credit  Agreement dated February    E-9
               4, 1997 between the Company, the Banks party thereto and the First National Bank of Chicago, as agent.

10.2 Employment Agreement dated July 1, 1996, by and between the Company and M. Jay Allison (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996).

10.3 Employment Agreement dated July 1, 1996, by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1996).

 10.4(a) Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1991).

10.4(b) Amendment No. 1 to the Comstock Resources, Inc. 1991 Long-term Incentive Plan (incorporated by reference to
               Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.5 Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1991).

10.6 Form of Restricted Stock Agreement, dated April 2, 1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit
               10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

                           INDEX TO EXHIBITS

Exhibit No.                        Description                            Page
-----------    --------------------------------------------------------  ------
10.7           Form of Stock Option Agreement,  dated October 12, 1994
               by and between the Company and Christopher T. H. Pell, et al (incorporated herein by reference to Exhibit
               10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.8 Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

21*            Subsidiaries of the Company.                               E-17

23*            Consent of Arthur Andersen LLP.                            E-18

27*            Financial Data Schedule.                                   E-19
------------------
*Filed herewith.