Form 10-Q
period 1997-03-31
COMSTOCK RESOURCES INC
filed 1997-05-06
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For The Quarter Ended March 31, 1997

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


   The number of shares outstanding of Registrant's common stock, par value $.50, as of May 6, 1997 was 24,175,203.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX






PART I.  Financial Information                                         Page No.

    Item 1.  Financial Statements

         Consolidated Balance Sheets -
           March 31, 1997 and December 31, 1996...............................4
         Consolidated Statements of Operations -
           Three Months ended March 31, 1997 and 1996.........................5
         Consolidated Statement of Stockholders' Equity -
           Three Months ended March 31, 1997..................................6
         Consolidated Statements of Cash Flows -
           Three Months ended March 31, 1997 and 1996.........................7
         Notes to Consolidated Financial Statements...........................8

    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................11

PART II.  Other Information


    Item 6.  Exhibits and Reports on Form 8-K............................... 14

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         March 31,  December 31,
                                                            1997         1996
                                                         ---------     --------
                                                              (In thousands)

Cash and Cash Equivalents................................$  13,004    $  16,162
Accounts Receivable:
  Oil and gas sales .....................................   13,109       17,309
  Joint interest operations .............................    3,671        2,188
Other Current Assets ....................................    1,039          174
                                                         ---------     --------
          Total current assets ..........................   30,823       35,833
Property and Equipment:
  Oil and gas properties, successful efforts method .....  240,007      239,671
  Other .................................................      413          401
  Accumulated depreciation, depletion and amortization ..  (56,696)     (54,144)
                                                         ---------     --------
          Net property and equipment ....................  183,724      185,928
Other Assets ............................................    1,241          241
                                                         ---------     --------
                                                         $ 215,788    $ 222,002
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-term Debt........................$      66    $     108
Accounts Payable and Accrued Expenses ...................   24,104       22,773
                                                         ---------     --------
          Total current liabilities .....................   24,170       22,881

Long-term Debt, less current portion ....................   60,000       80,000
Deferred Taxes Payable ..................................    4,266         --
Other Noncurrent Liabilities ............................      905          905
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
    authorized, 706,323 shares outstanding ..............    7,063        7,063
  Common stock--$0.50 par, 30,000,000 shares authorized,
    24,175,203 and 24,101,430 shares outstanding at
    March 31, 1997 and December 31, 1996, respectively ..   12,088       12,051
  Additional paid-in capital ............................  119,066      118,647
  Retained deficit ......................................  (11,748)     (19,512)
  Less: Deferred compensation--restricted stock grants ..      (22)         (33)
                                                         ---------     --------
          Total stockholders' equity ....................  126,447      118,216
                                                         ---------     --------
                                                         $ 215,788    $ 222,002
                                                         =========    =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                           1997        1996
                                                         --------    --------
                                                          (In thousands, except
                                                             per share amounts)
Revenues:
  Oil and gas sales......................................$ 23,411    $  9,555
  Other income ..........................................     268          73
  Gain on sale of properties ............................      48        --
                                                         --------    --------
          Total revenues ................................  23,727       9,628
                                                         --------    --------
Expenses:
  Oil and gas operating .................................   4,649       2,523
  Depreciation, depletion and amortization ..............   4,990       2,527
  General and administrative, net .......................     689         175
  Interest ..............................................   1,210       1,848
                                                         --------    --------
          Total expenses ................................  11,538       7,073
                                                         --------    --------

Income from continuing operations before income taxes ...  12,189       2,555
Provision for income taxes ..............................  (4,266)       --
                                                         --------    --------
Net income from continuing operations ...................   7,923       2,555
Preferred stock dividends ...............................    (159)       (633)
                                                         --------    --------
Net income from continuing operations attributable
  to common stock .......................................   7,764       1,922
Income from discontinued gas gathering, processing
 and marketing operations ...............................    --           454
                                                         --------    --------
Net income attributable to common stock..................$  7,764    $  2,376
                                                         ========    ========
Net income per share:
  Primary -
          Net income from continuing operations..........$    .31    $    .14
                                                         ========    ========
          Net income.....................................$    .31    $    .18
                                                         ========    ========
  Fully diluted -
          Net income from continuing operations..........$    .30    $    .13
                                                         ========    ========
          Net income.....................................$    .30    $    .15
                                                         ========    ========
Weighted  average  number of common and common stock equivalent shares outstanding:
          Primary .......................................  25,122      13,552
                                                         ========    ========
          Fully diluted .................................  26,467      19,929
                                                         ========    ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                                       Deferred
                                                               Additional  Retained  Compensation--
                                          Preferred   Common     Paid-In   Earnings   Restricted
                                            Stock      Stock     Capital  (Deficit)  Stock Grants    Total
                                          --------   --------   --------   --------    --------    --------
                                                                 (in thousands)

Balance at December 31, 1996..............$  7,063   $ 12,051   $118,647   $(19,512)   $    (33)   $118,216
   Issuance of common stock ...............   --           37        419       --          --           456
   Restricted stock grants ................   --         --         --         --            11          11
   Net income attributable to
     common stock .........................   --         --         --        7,764        --         7,764
                                          --------   --------   --------   --------    --------    --------
Balance at March 31, 1997.................$  7,063   $ 12,088   $119,066   $(11,748)   $    (22)   $126,447
                                          ========   ========   ========   ========    ========    ========




























        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                          1997       1996
                                                        --------   --------
                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................................$  7,923   $  3,009
 Adjustments to reconcile net income to net cash
   provided by operating activities:
      Compensation paid in common stock ................     154        153
      Depreciation, depletion and amortization .........   4,990      2,621
      Deferred income taxes ............................   4,266       --
      Deferred revenue .................................    --         (107)
      Gain on sales of property ........................     (48)      --
                                                        --------   --------

      Working capital provided by operations ...........  17,285      5,676
      (Increase) decrease in accounts receivable .......   2,717     (4,487)
      Increase in other current assets .................    (865)      (443)
      Increase in accounts payable and accrued expenses    1,331      2,447
                                                        --------   --------
   Net cash provided by operating activities ...........  20,468      3,193
                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of properties .....................   4,994       --
 Capital expenditures ..................................  (7,681)    (2,407)
 Acquisition deposit ...................................  (1,051)      --
                                                        --------   --------
   Net cash used for investing activities ..............  (3,738)    (2,407)
                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuances ..................     342       --
 Stock issuance costs ..................................     (29)      --
 Borrowings ............................................    --          150
 Principal payments on debt ............................ (20,042)    (2,195)
 Dividends paid on preferred stock .....................    (159)      --
                                                        --------   --------
   Net cash used by financing activities ............... (19,888)    (2,045)
                                                        --------   --------
   Net decrease in cash and cash equivalents ...........  (3,158)    (1,259)
   Cash and cash equivalents, beginning of period ......  16,162      1,917
                                                        --------   --------
   Cash and cash equivalents, end of period.............$ 13,004   $    658
                                                        ========   ========





        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

        Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 1997 and the related results of operations and cash flows for the three months ended March 31, 1997 and 1996.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 and 1996, are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                            For the Three Months
                                                               Ended March 31,
                                                              1997      1996
                                                            --------  --------
                                                               (In thousands)
     Cash Payments -
        Interest                                            $ 1,247   $ 1,848
        Income taxes                                        $   300   $   -

     Noncash Investing and Financing Activities-
        Common stock issued for director compensation       $   143   $   143
        Common stock issued for preferred stock dividends   $   -     $   633

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



        Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the three months ended March 31, 1997, the Company made a provision for deferred income taxes based on an expected tax rate for 1997 of 35%.

        Earnings Per Share -

     Net income attributable to common stock represents net income less preferred stock dividend requirements of $159,000 and $633,000 for the three months ended March 31, 1997 and 1996, respectively. Net income attributable to common stock per share is computed by dividing net income attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options using the treasury stock method. Fully diluted net income attributable to common stock per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options and warrants using the treasury stock method.

(2)  SALE OF OIL AND GAS PROPERTIES -

     In February 1997, the Company sold certain producing oil and gas properties for approximately $5.0 million. The properties sold were non-strategic assets to the Company. A gain from the sales of $48,000 is included in the accompanying statement of operations.

(3)  LONG-TERM DEBT -

     As of March 31, 1997, the Company had $60.0 million outstanding under its bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at March 31, 1997 was $166.0 million. Amounts outstanding under the new bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 1/4% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 3/4% to 1 1/2% depending upon the utilization of the available borrowing base. As of March 31, 1997, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 6.3% per annum. In addition, the Company incurs a commitment fee of 1/4% to 3/8%, depending upon the utilization of the available borrowing base, on the unused portion of the borrowing base.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)



(4)  SUBSEQUENT EVENT -

     In March 1997, the Company entered into purchase and sale agreements with 54 parties to acquire working interests in the Lisbon Field in Claiborne Parish, Louisiana. Comstock will be acquiring interests in 13 producing wells (7.1 net) producing from multiple Cotton Valley sands at depths from 8,560 to 8,999 feet and approximately 6,400 gross acres in the Lisbon Field for $25.0 million. The acquisition includes all production subsequent to January 31, 1997 and is expected to close in May 1997. The Company's independent petroleum engineers estimate that the properties being acquired contain proved reserves of 317,000 barrels of oil and 25.9 billion cubic feet of natural gas as of February 1, 1997. The Company intends to fund the acquisition with borrowings under its $166.0 million bank revolving credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Oil and gas sales increased $13.9 million (145%) in the first quarter of 1997, to $23.4 million from $9.6 million in 1996's first quarter due primarily to a 78% increase in gas production and a 184% increase in oil production as well as increased oil and gas prices. The production increases related primarily to production from the Double A Wells field which was acquired in May 1996.

     The following table reflects certain summary operating data for the periods presented:

                                                     Three Months Ended
                                                          March 31,
                                                      1997        1996
                                                      ----        ----
       Net Production Data:
         Oil (MBbls)                                   299         105
         Natural gas (MMcf)                          5,520       3,109
       Average Sales Price:
         Oil (per Bbl)                              $22.30      $18.73
         Natural gas (per Mcf)                        3.03        2.44
       Expenses ($ per Mcfe):
         Oil and gas operating(1)                     0.64        0.67
         General and administrative, net              0.09        0.05
         Depreciation, depletion and
           amortization(2)                            0.68        0.67

       (1) Includes lease operating costs and production and ad valorem taxes.
       (2) Represents depreciation, depletion and amortization of oil and gas properties only.

     Other income increased $195,000 (267%) to $268,000 in the first quarter of 1997 from $73,000 in first quarter of 1996 due to additional interest income earned on an increased level of short-term cash deposits.

     Oil and gas operating expenses, including production taxes, increased $2.1 million (84%) to $4.6 million in the first three months of 1997 from $2.5 million in the first three months of 1996 due primarily to the 96% increase in oil and gas production (on an equivalent Mcf basis) resulting from the May 1996 property acquisition discussed above. Oil and gas operating expenses per Mcfe produced decreased to 64(cent) in 1997 as compared to 67(cent) in 1996's first quarter due to lower lifting costs associated with the properties acquired in 1996.

     General and administrative expenses increased $514,000 (294%) to $689,000 in first quarter of 1997 from $175,000 in 1996's first quarter due to an increase in number of employees of the Company as well as increased general corporate expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Depreciation, depletion and amortization ("DD & A") increased $2.5 million (97%) to $5.0 million in the first quarter of 1997 from $2.5 million in the first quarter of 1996 due primarily to the 96% increase in oil and gas production (on an equivalent Mcf basis). DD & A per Mcfe produced increased slightly to 68(cent) in 1997 from 67(cent) in 1996.

     Interest expense decreased $638,000 (35%) to $1.2 million for three months ended March 31, 1997 from $1.8 million for the three months ended March 31, 1996 due primarily to a decrease in the average interest rate incurred under the Company's bank credit facility in 1997. The average annual interest rate paid under the bank credit facility decreased to 6.5% in 1997's first quarter as compared to 10.2% in 1996's first quarter.

     During the first quarter of 1997, the Company provided $4.3 million for deferred income taxes using an estimated tax rate of 35%. No provision for income taxes was made in 1996 due to the availability of previously unrecognized tax assets relating to net operating loss carryforwards.

     The Company reported net income of $7.8 million after preferred stock dividends of $159,000 for three months ended March 31, 1997, as compared to net income from continuing operations of $1.9 million after preferred stock dividends of $633,000 for three months ended March 31, 1996. Net income per share for the first quarter was 31(cent) (30(cent) fully diluted) on weighted average shares outstanding of 25.1 million (26.5 million fully diluted) as compared to net income per share of 14(cent) (13(cent) fully diluted) for the first quarter of 1996 on weighted average shares outstanding of 13.6 million (19.9 million fully diluted).


Capital Expenditures

     The following table summaries the Company's capital expenditure activity for the three months ended March 31, 1997 and 1996:

                                                    Three Months
                                                   Ended March 31,
                                                 1997           1996
                                               -------        -------
                                                    (In thousands)

     Leasehold costs                           $   778        $    86
     Workovers and recompletions                   697          1,246
     Development drilling                        5,081            743
     Exploratory drilling                        1,113          -
     Acquisition of gas marketing,
          processing and gathering assets         -                73
     Other                                          12            259
                                               -------        -------
                               Total           $ 7,681        $ 2,407
                                               =======        =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Capital Resources and Liquidity

     During the three months ended March 31, 1997, the primary sources of funds for the Company were cash generated from operations of $20.5 million and proceeds from sales of properties of $5.0 million. Primary uses of funds for three months ended March 31, 1997 were capital expenditures primarily for developmental and exploratory drilling of $7.7 million and principal payments on the bank credit facility of $20.0 million.

     In March 1997, the Company entered into purchase and sale agreements with 54 parties to acquire working interests in the Lisbon Field in Claiborne Parish, Louisiana. Comstock will be acquiring interests in 13 producing wells (7.1 net) producing from multiple Cotton Valley sands at depths from 8,560 to 8,999 feet and approximately 6,400 gross acres in the Lisbon Field for $25.0 million. The acquisition includes all production subsequent to January 31, 1997 and is expected to close in May 1997. The Company intends to fund the acquisition with borrowings under its bank credit facility.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the three months ended March 31, 1997 and 1996, the Company spent $7.7 million and $2.1 million, respectively, on development and exploration activities. The Company currently anticipates spending an additional $25.3 million on development and exploration projects during the remainder of 1997 and intends to close an acquisition of producing oil and gas properties for approximately $25.0 million in May 1997. The Company does not have a specific acquisition budget, beyond the pending $25.0 acquisition, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

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

     The Company's bank credit facility consists of a $166.0 million revolving credit commitment provided by a syndicate of 11 banks in which The First National Bank of Chicago serves as agent. All indebtedness under the bank credit facility is secured by substantially all of the Company's assets. The bank credit facility is subject to borrowing base availability as determined from time to time by the lenders, in the exercise of their sole discretion. As of March 31, 1997, the borrowing base was $166.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. Beginning on February 4, 1997, the revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.75% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.25%, depending on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.25% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


borrowing base. The average annual interest rate as of March 31, 1997, of all outstanding indebtedness under the bank credit facility was approximately 6.3%. The revolving credit line will convert to a term loan on August 13, 1999 or such earlier date as the Company may elect. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal amount of the term loan; the balance of the term loan will be due and payable in full on August 13, 2001. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

        27.   Financial Data Schedule for the Three Months ended March 31, 1997.

b.  Reports on Form 8-K

        None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COMSTOCK RESOURCES, INC.



Date    May 6, 1997       /s/M. JAY ALLISON
        -----------       ------------------
                          M. Jay Allison, President and
                          Chief Executive Officer
                          (Principal Executive Officer)


Date    May 6, 1997       /s/ROLAND O. BURNS
        -----------       ------------------
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)