Form 10-Q
period 1997-06-30
COMSTOCK RESOURCES INC
filed 1997-08-11
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     X                  THE SECURITIES EXCHANGE ACT OF 1934
                       For The Quarter Ended June 30, 1997

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


   The number of shares outstanding of the registrant's common stock, par value $.50, as of August 8, 1997 was 24,199,785.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX






PART I.  Financial Information                                          Page No.

     Item 1. Financial Statements

         Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996..............................4
         Consolidated Statements of Operations -
              Three Months and Six Months ended June 30, 1997 and 1996.........5
         Consolidated Statement of Stockholders' Equity -
              Six Months ended June 30, 1997...................................6
         Consolidated Statements of Cash Flows -
              Six Months ended June 30, 1997 and 1996..........................7
         Notes to Consolidated Financial Statements............................8

     Item 2. Management's Discussion and Analysis of Financial

         Condition and Results of Operations..................................10

PART II. Other Information

     Item 4. Submission of Matters to a Vote of Securities Holders............14

     Item 6. Exhibits and Reports on Form 8-K.................................15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                          June 30,  December 31,
                                                            1997       1996
                                                          --------    --------
                                                         (Unaudited)
                                                               (In thousands)

Cash and Cash Equivalents................................$   7,843   $  16,162
Accounts Receivable:
     Oil and gas sales ..................................   12,163      17,309
     Joint interest operations ..........................    2,467       2,188
Other Current Assets ....................................      695         174
                                                          --------    --------
                Total current assets ....................   23,168      35,833
Property and Equipment:
     Oil and gas properties, successful efforts method ..  266,051     239,671
     Other ..............................................      501         401
     Accumulated depreciation, depletion and amortization  (62,642)    (54,144)
                                                          --------    --------
                Net property and equipment ..............  203,910     185,928
Other Assets ............................................      177         241
                                                          --------    --------
                                                          $227,255    $222,002
                                                          ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt........................ $     37    $    108
Accounts Payable and Accrued Expenses ...................   15,286      22,773
                                                          --------    --------
     Total current liabilities ..........................   15,323      22,881

Long-term Debt, less Current Portion ....................   74,000      80,000
Deferred Taxes Payable ..................................    6,492        --
Other Noncurrent Liabilities ............................      905         905
Stockholders' Equity:
     Preferred stock--$10.00 par, 5,000,000 shares
       authorized, 706,323 shares outstanding ...........    7,063       7,063
     Common stock--$0.50 par, 50,000,000 shares authorized,
       24,199,785 and 24,101,430 shares outstanding at
       June 30, 1997 and December 31, 1996, respectively..  12,100      12,051
     Additional paid-in capital........................... 119,168     118,647
     Retained deficit.....................................  (7,775)    (19,512)
     Less: Deferred compensation-restricted stock grants..     (21)        (33)
                                                          --------    --------
        Total stockholders' equity ......................  130,535     118,216
                                                          --------    --------
                                                          $227,255    $222,002
                                                          ========    ========


        The accompanying notes are an integral part of these statements.


                              COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                                                          Three Months            Six Months
                                                         Ended June 30,         Ended June 30,
                                                      -------------------    -------------------
                                                        1997        1996       1997        1996
                                                      --------   --------    --------   --------
                                                        (In thousands, except per share amounts)

Revenues:
  Oil and gas sales...................................$ 18,039   $ 16,222    $ 41,451   $ 25,777
  Other income .......................................     200        140         468        213
  Gain on sale of properties .........................      40      1,528          88      1,528
                                                      --------   --------    --------   --------
          Total revenues .............................  18,279     17,890      42,007     27,518
                                                      --------   --------    --------   --------
Expenses:
  Oil and gas operating ..............................   4,085      3,318       8,734      5,841
  Exploration ........................................    --          285        --          285
  Depreciation, depletion and amortization ...........   5,959      4,385      10,949      6,912
  General and administrative, net ....................     592        267       1,281        442
  Interest ...........................................   1,284      2,744       2,494      4,592
                                                      --------   --------    --------   --------
          Total expenses .............................  11,920     10,999      23,458     18,072
                                                      --------   --------    --------   --------
Income from continuing operations before
   income taxes ......................................   6,359      6,891      18,549      9,446
Provision for income taxes ...........................  (2,225)      --        (6,492)      --
                                                      --------   --------    --------   --------
Net income from continuing operations ................   4,134      6,891      12,057      9,446
Preferred stock dividends ............................    (161)      (633)       (320)    (1,266)
                                                      --------   --------    --------   --------
Net income from continuing operations
   attributable to common stock ......................   3,973      6,258      11,737      8,180
Net income from discontinued gas gathering,
   processing and marketing operations ...............    --          135        --          589
                                                      --------   --------    --------   --------
Net income attributable to common stock...............$  3,973   $  6,393    $ 11,737   $  8,769
                                                      ========   ========    ========   ========
Net income per share:
   Primary -
          Net income from continuing operations.......$   0.16   $   0.44    $   0.47   $   0.59
                                                      ========   ========    ========   ========
          Net income..................................$   0.16   $   0.45    $   0.47   $   0.63
                                                      ========   ========    ========   ========
   Fully diluted -
          Net income from continuing operations.......$   0.16   $   0.33    $   0.46   $   0.46
                                                      ========   ========    ========   ========
          Net income..................................$   0.16   $   0.34    $   0.46   $   0.49
                                                      ========   ========    ========   ========
Weighted average number of common and common stock
   equivalent shares outstanding:
          Primary ....................................  25,038     14,184      25,083     13,868
                                                      ========   ========    ========   ========
          Fully diluted ..............................  26,459     20,633      26,448     20,381
                                                      ========   ========    ========   ========


                           The  accompanying notes are an integral part of these statements.



                                                       COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        For the Six Months Ended June 30, 1997
                                                                      (Unaudited)

                                                                                               Deferred
                                                                   Additional    Retained    Compensation-
                                          Preferred     Common       Paid-In     Earnings     Restricted
                                            Stock        Stock       Capital     (Deficit)   Stock Grants    Total
                                          --------     --------     --------     --------     --------     --------
                                                                        (In thousands)

Balance at December 31, 1996..............$  7,063     $ 12,051     $118,647     $(19,512)    $    (33)    $118,216
    Issuance of common stock..............    --             49          536         --           --            585
    Stock issuance cost...................    --           --            (15)        --           --            (15)
    Restricted stock grants...............    --           --           --           --             12           12
    Net income attributable to
       common stock.......................    --           --           --         11,737         --         11,737
                                          --------     --------     --------     --------     --------     --------
Balance at June 30, 1997..................$  7,063     $ 12,100     $119,168     $ (7,775)    $    (21)    $130,535
                                          ========     ========     ========     ========     ========     ========










                                                 The accompanying notes are an integral part of these statements.

                                        6

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                 Six Months
                                                               Ended June 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................$ 12,057  $ 10,035
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Compensation paid in common stock........................     125       175
    Exploration..............................................    --         285
    Depreciation, depletion and amortization.................  10,949     7,105
    Deferred income taxes....................................   6,492      --
    Deferred revenue.........................................    --        (214)
    Gain on sales of property................................     (88)   (1,528)
                                                             --------  --------
      Working capital provided by operations.................  29,535    15,858
    Decrease (increase) in accounts receivable...............   4,867    (8,835)
    Increase in other current assets.........................    (521)     (282)
    Increase (decrease) in accounts payable
                and accrued expenses.........................  (7,487)    7,022
                                                             --------  --------
      Net cash provided by operating activities..............  26,394    13,763
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of properties........................   5,034     8,969
    Capital expenditures and acquisitions.................... (33,813) (105,879)
                                                             --------  --------
      Net cash used for investing activities................. (28,779)  (96,910)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings...............................................  20,000   172,150
    Proceeds from common stock issuances.....................     472     1,487
    Stock issuance costs.....................................     (15)       (7)
    Principal payments on debt............................... (26,071)  (83,706)
    Dividends paid on preferred stock........................    (320)     --
                                                             --------  --------
      Net cash provided by (used by) financing activities....  (5,934)   89,924
                                                             --------  --------
        Net increase (decrease) in cash and cash equivalents.  (8,319)    6,777
        Cash and cash equivalents, beginning of period.......  16,162     1,917
                                                             --------  --------
        Cash and cash equivalents, end of period.............$  7,843  $  8,694
                                                             ========  ========

      The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 1997 and the related results of operations for the three months and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996.

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

     The results of operations for the six months ended June 30, 1997 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                             For the Six Months
                                                               Ended June 30,
                                                            --------------------
                                                             1997          1996
                                                            ------       -------
                                                               (In thousands)
     Cash Payments -
        Interest                                           $ 2,482       $ 4,262
        Income taxes                                           300          --

     Noncash Investing and Financing Activities -
        Common stock issued for director compensation      $   113       $   154
        Common stock issued for preferred stock dividends     --             974

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the six months ended June 30, 1997, the Company made a provision for deferred income taxes based on an expected tax rate for 1997 of 35%.

     Earnings Per Share -

     Net income attributable to common stock represents net income less preferred stock dividend requirements of $161,000 and $633,000 for the three months ended June 30, 1997 and 1996, respectively, and $320,000 and $1,266,000 for the six months ended June 30, 1997 and 1996, respectively. Net income per share is computed by dividing net income attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options using the treasury stock method. Fully diluted net income per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options using the treasury stock method.

(2)  ACQUISITION OF OIL AND GAS PROPERTIES -

     On May 7, 1997, the Company purchased certain producing oil and gas properties located in the Lisbon field in Claiborne Parish, Louisiana for a net purchase price of $20.0 million. The acquisition included interests in 13 producing wells (7.1 net) and approximately 6,400 gross acres.

(3)  SALE OF OIL AND GAS PROPERTIES -

     During the six months ended June 30, 1997, the Company sold certain producing oil and gas properties for approximately $5.0 million. The properties sold were non-strategic assets to the Company. A gain from the sales of $88,000 is included in the accompanying statement of operations.

(4)  LONG-TERM DEBT -

     As of June 30, 1997, the Company had $74.0 million outstanding under its bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at June 30, 1997 was $170.0 million. Amounts outstanding under the bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 1/4% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 3/4% to 1 1/2%, depending upon the utilization of the available borrowing base. As of June 30, 1997, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 6.4% per annum. In addition, the Company incurs a commitment fee of 1/4% to 3/8%, depending upon the utilization of the available borrowing base, on the unused portion of the borrowing base.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                        Three Months Ended    Six Months Ended
                                        ------------------   ------------------
                                              June 30,           June 30,
                                          1997       1996     1997       1996
                                          ----       ----     ----       ----
    Net Production Data:
       Oil (thousand barrels)............   306        239       605      345
       Natural gas (million cubic feet).. 5,581      4,871    11,101    7,979
    Average Sales Price:
       Oil (per barrel)..................$19.02     $20.45    $20.64   $19.92
       Natural gas
        (per thousand cubic feet - Mcf)..  2.19       2.33      2.61     2.37
    Expenses ($ per equivalent Mcf):
       Oil and gas operating(l) .........$ 0.55     $ 0.53    $ 0.59   $ 0.58
       General and administrative, net...  0.08       0.04      0.09     0.04
       Depreciation, depletion and
          amortization(2) ...............  0.80       0.69      0.74     0.68

     (1) Includes lease operating costs and production and ad valorem taxes.
     (2) Represents depreciation, depletion and amortization of oil and gas properties only.

     Revenues -

     The Company's oil and gas sales increased $1.8 million (11%) in the second quarter of 1997, to $18.0 million from $16.2 million in 1996's second quarter due to a 15% increase in the Company's natural gas production and a 28% increase in the Company's oil production. The production increases were partially offset by a 6% decrease in the Company's average realized natural gas price and a 7% decrease in the Company's average realized oil price. For the six months ended June 30, 1997, oil and gas sales increased $15.7 million (61%), to $41.4 million from $25.8 million for the six months ended June 30, 1996. The increase is attributable to a 39% increase in natural gas production and a 76% increase in oil production combined with 10% higher realized natural gas prices and 4% higher realized oil prices. The production increases are primarily related to the Company's acquisitions completed in May 1996 and May 1997.

     Other income increased $60,000 (43%) to $200,000 in the second quarter of 1997 from $140,000 in second quarter of 1996. Other income for the six months ended June 30, 1997 increased $255,000 (120%) to $468,000 from $213,000 for the six months ended June 30, 1996. The increases are related to interest income earned on an increased level of short-term cash deposits.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $767,000 (23%) to $4.1 million in the second quarter of 1997 from $3.3 million in the second quarter of 1996 due primarily to the 18% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equalivant Mcf produced increased 5% to 55 cents in the second quarter of 1997 from 53 cents in the second quarter of 1996. Oil and gas operating costs for the six months ended June 30, 1997 increased $2.9 million (50%) to $8.7 million from $5.8 million for the six months ended June 30, 1996 due primarily to the 47% increase in oil

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased 2% to 59 cents for six months ended June 30, 1997 from 58 cents for the same period in 1996.

     Depreciation, depletion and amortization ("DD&A") increased $1.6 million (36%) to $6.0 million in the second quarter of 1997 from $4.4 million in the second quarter of 1996 due to the 18% increase in oil and natural gas production (on an equivalent Mcf basis) and due to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased by 16% to 80 cents for the three months ended June 30, 1997 from 69 cents for the three months ended June 30, 1996. For the six months ended June 30, 1997, DD&A increased $4.0 million (58%) to $10.9 million from $6.9 million for the six months ended June 30, 1996. The increase is due to the 47% increase in oil and natural gas production and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by 8% to 74 cents for the six months ended June 30, 1997 from 68 cents for the six months ended June 30, 1996.

     General and administrative expenses, which is reported net of overhead reimbursements, increased $325,000 (122%) to $592,000 in the second quarter of 1997 from $267,000 in 1996's second quarter. For the first six months of 1997, general and administrative expenses increased $839,000 (190%) to $1.3 million from $442,000 for the six months ended June 30, 1996. The increase is attributable to an increase in the number of employees of the Company as well as increased general corporate expenses associated with the increased size of the Company's operations.

     Interest expense decreased $1.5 million (53%) to $1.3 million for three months ended June 30, 1997 from $2.7 million for the three months ended June 30, 1996. Interest expense for the six months ended June 30, 1997 decreased $2.1 million (46%) to $2.5 million in 1997 from $4.6 million for the six months ended June 30, 1996. The decreases are related to a decrease in the average outstanding advances under the Company's bank credit facility as well as significantly lower interest rates on the Company's indebtedness. The weighted average annual interest rate under the Company's bank credit facility decreased to 6.4% in 1997's second quarter as compared to 8.3% in the second quarter of 1996. For the six months ended June 30, 1997, the Company's weighted average interest rate under the Company's bank credit facility decreased to 6.5% as compared to 9.0% for six months ended June 30, 1996.

     The Company provided $2.3 million and $6.5 million for deferred income taxes for the three months and six months ended June 30, 1997, respectively, using an estimated tax rate of 35%. No provision for income taxes was made in 1996 due to the availability of previously unrecognized tax assets relating to net operating loss carryforwards.

     The Company reported net income of $4.0 million, after preferred stock dividends of $161,000, for three months ended June 30, 1997, as compared to net income from continuing operations of $6.3 million, after preferred stock dividends of $633,000, for three months ended June 30, 1996. Net income per share for the second quarter was 16 cents (16 cents fully diluted) on weighted average shares outstanding of 25.0 million (26.5 million fully diluted) as compared to net income from continuing operations per share of 44 cents (33 cents fully diluted) for the second quarter of 1996 on weighted average shares outstanding of 14.2 million (20.6 million fully diluted).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Net income for the six months ended June 30, 1997 was $11.7 million, after preferred stock dividends of $320,000, as compared to net income from continuing operations of $8.2 million, after preferred stock dividends of $1.3 million, for the six months ended June 30, 1996. Net income per share for the six months ended June 30, 1997 was 47 cents (46 cents on a fully diluted basis) on weighted average shares outstanding of 25.1 million (26.4 million on a fully diluted basis) as compared to net income per share of 59 cents (46 cents on a fully diluted basis) for the six months ended June 30, 1996 on weighted average shares outstanding of 13.9 million (20.4 million on a fully diluted basis).

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the six months ended June 30, 1997 and 1996:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                       1997            1996
                                                     --------        --------
                                                           (In thousands)

     Acquisition of oil and gas reserves             $ 20,044        $101,784
     Other leasehold costs                              1,271              71
     Development drilling                               8,832           1,827
     Exploratory drilling                               2,339             285
     Workovers and recompletions                        1,227           1,759
     Other                                                100             153
                                                     --------        --------
                       Total                         $ 33,813        $105,879
                                                     ========        ========

Capital Resources and Liquidity

     During the six months ended June 30, 1997, the primary sources of funds for the Company were cash generated from operations of $26.4 million, borrowings under the Company's Bank Credit facility of $20.0 million and proceeds from sales of properties of $5.0 million. Primary uses of funds for six months ended June 30, 1997 were capital expenditures for acquisition, development and exploratory activities of $33.8 million and the repayment of debt of $26.1 million.

     On May 7, 1997, the Company acquired oil and gas producing properties located in the Lisbon Field in Claiborne Parish, Louisiana for a net purchase price $20.0 million. The acquisition was funded by borrowings under the Company's bank credit facility.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the six months ended June 30, 1997 and 1996, the Company spent $13.7 million and $3.9 million, respectively, on development and exploration activities and $20.0 million and $101.8 million, respectively, on acquisition activities. The Company currently anticipates spending an additional $19.3 million on development and exploration projects during the remainder of 1997. The Company does not have a specific acquisition budget, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

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

     The Company's bank credit facility consists of a $170.0 million revolving credit commitment provided by a syndicate of 11 banks in which The First National Bank of Chicago serves as agent. All indebtedness under the bank credit facility is secured by substantially all of the Company's assets. The bank credit facility is subject to borrowing base availability as determined from time to time by the lenders, in the exercise of their sole discretion. As of June 30, 1997, the borrowing base was $170.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.75% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.25%, depending on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.25% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of June 30, 1997, of all outstanding indebtedness under the bank credit facility was approximately 6.4%. The revolving credit line will convert to a term loan on August 13, 1999 or such earlier date as the Company may elect. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal amount of the term loan; the balance of the term loan will be due and payable in full on August 13, 2001. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

                           PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held in Dallas, Texas at 9:00 a.m., local time, on May 15, 1997.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominee for election as director as listed in the proxy statement and the nominee was elected.

         (c) Out of a total 25,496,916 shares of the Company's common stock outstanding and entitled to vote, (including 1,345,377 equivalent shares of common stock held by preferred stockholders) 17,527,211 shares were present at the meeting in person or by proxy, representing approximately 69%. Matters voted upon at the meeting were as follows:

              (i) The election of one Class C Director to serve on the Company's board of directors until the 2000 annual meeting of stockholders. The vote tabulation with respect to the nominee was as follows:

                         Nominee                   For                Against

                   Richard S. Hickok           17,493,981              33,230


                  Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

                      Class A Directors                       Class B Directors

                    Franklin B. Leonard                          M. Jay Allison
                    Cecil E. Martin, Jr.                         David W. Sledge

              (ii) The  appointment  of  Arthur  Andersen  LLP as the  Company's certified public accountants for 1997 was approved by a vote of 17,501,616 shares for, 10,135 shares against and 15,460 shares abstaining.

              (iii)An  amendment   to  the   Company's   Restated   Articles  of
                   Incorporation to increase the authorized capital stock of the Company was approved by a vote of 17,361,319 shares for, 126,917 shares against, 38,975 shares abstaining.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

               3.1 Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997.

              10.1 Amendment No. 3 to Credit Agreement dated May 6, 1997 between the Company, the Banks party thereto and The First National Bank of Chicago, as agent.

              10.2# Employment Agreement dated May 15, 1997 by and between the Company and M. Jay Allison.

              10.3# Employment Agreement dated May 15, 1997 by and between the Company and Roland O. Burns.

              10.4# Change in Control Employment Agreement dated May 15, 1997 between the Company and M. Jay Allison.

              10.5# Change in Control Employment Agreement dated May 15, 1997 between the Company and Roland O. Burns.

                27.  Financial  Data  Schedule for the Six Months ended June 30,
                     1997.
         -------------
               #     Management contract or compensatory plan document.

     b.  Reports on Form 8-K

                None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          COMSTOCK RESOURCES, INC.


Date    August 8, 1997    /s/M. JAY ALLISON
                          M. Jay Allison, President and Chief Executive Officer
                          (Principal Executive Officer)


Date    August 8, 1997    /s/ROLAND O. BURNS
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)