Form 10-Q
period 1997-09-30
COMSTOCK RESOURCES INC
filed 1997-11-10
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [X]                   THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 30, 1997

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


   The number of shares outstanding of the registrant's common stock, par value $.50, as of November 10, 1997 was 24,204,785.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX






PART I.  Financial Information                                          Page No.

 Item 1. Financial Statements

  Consolidated Balance Sheets -
       September 30, 1997 and December 31, 1996................................4
  Consolidated Statements of Operations -
       Three Months and Nine Months ended September 30, 1997 and 1996..........5
  Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 1997....................................6
  Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 1997 and 1996...........................7
  Notes to Consolidated Financial Statements...................................8

 Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................11

PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K.....................................15

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     September 30,  December 31,
                                                        1997           1996
                                                        ----           ----
                                                            (Unaudited)
                                                          (In thousands)

Cash and Cash Equivalents.............................$     6,342   $    16,162
Accounts Receivable:
  Oil and gas sales...................................     12,260        17,309
  Joint interest operations...........................      3,641         2,188
Other Current Assets..................................        390           174
                                                      -----------   -----------
             Total current assets.....................     22,633        35,833
Property and Equipment:
  Oil and gas properties,
      successful efforts method.......................    275,411       239,671
  Other...............................................        548           401
  Accumulated depreciation,
      depletion and amortization......................    (68,015)      (54,144)
                                                      -----------   ------------
             Net property and equipment...............    207,944       185,928
Other Assets..........................................        115           241
                                                      -----------   -----------
                                                      $   230,692   $   222,002
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt.....................$         9   $       108
Accounts Payable and Accrued Expenses.................     19,385        22,773
                                                      -----------   -----------
    Total current liabilities.........................     19,394        22,881

Long-term Debt, less Current Portion..................     83,000        80,000
Deferred Taxes Payable................................      8,796          -
Other Noncurrent Liabilities..........................        905           905
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000
   shares authorized,706,323 shares outstanding
   at December 31, 1996...............................       -            7,063
  Common stock--$0.50 par, 50,000,000
   shares authorized, 24,204,785 and
   24,101,430 shares outstanding at September
   30, 1997 and December 31, 1996, respectively.......     12,102        12,051
  Additional paid-in capital..........................    110,099       118,647
  Retained deficit....................................     (3,585)      (19,512)
  Less: Deferred compensation-restricted
     stock grants.....................................        (19)          (33)
                                                      -----------   ------------
    Total stockholders' equity........................    118,597       118,216
                                                      -----------   ------------
                                                      $   230,692   $   222,002
                                                      ===========   ===========


        The accompanying notes are an integral part of these statements.



                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months            Nine Months
                                                       Ended September 30,     Ended September 30,
                                                        1997         1996        1997        1996
                                                      --------    --------    --------    --------
                                                         (In thousands, except per share amounts)

Revenues:
  Oil and gas sales...................................$ 18,159    $ 19,740    $ 59,610    $ 45,517
  Other income .......................................     129         224         597         437
  Gain (loss) on sale of properties ..................      (3)        (21)         85       1,507
                                                      --------    --------    --------    --------
          Total revenues .............................  18,285      19,943      60,292      47,461
                                                      --------    --------    --------    --------

Expenses:
  Oil and gas operating ..............................   4,115       3,832      12,849       9,673
  Exploration ........................................     280        -            280         285
  Depreciation, depletion and amortization ...........   5,386       5,599      16,335      12,511
  General and administrative, net ....................     530         414       1,811         856
  Interest ...........................................   1,390       3,027       3,884       7,619
                                                      --------    --------    --------    --------
          Total expenses .............................  11,701      12,872      35,159      30,944
                                                      --------    --------    --------    --------

Income from continuing operations before
   income taxes ......................................   6,584       7,071      25,133      16,517
Provision for income taxes ...........................   2,304        -          8,796        -
                                                      --------    --------    --------    --------
Net income from continuing operations ................   4,280       7,071      16,337      16,517
Preferred stock dividends ............................     (90)       (481)       (410)     (1,747)
Net income from continuing operations
   attributable to common stock ......................   4,190       6,590      15,927      14,770
Net income from discontinued gas gathering,
   processing and marketing operations ...............    -            253        -            842
                                                      --------    --------    --------    --------
Net income attributable to common stock...............$  4,190    $  6,843    $ 15,927    $ 15,612
                                                      ========    ========    ========    ========
Net income per share:
  Primary -
          Net income from continuing operations.......$   0.17    $   0.39    $   0.63    $   0.98
                                                      ========    ========    ========    ========
          Net income..................................$   0.17    $   0.41    $   0.63    $   1.04
                                                      ========    ========    ========    ========
  Fully diluted -
          Net income from continuing operations.......$   0.17    $   0.33    $   0.62    $   0.78
                                                      ========    ========    ========    ========
          Net income..................................$   0.17    $   0.34    $   0.62    $   0.82
                                                      ========    ========    ========    ========
Weighted average number of common and common
  stock equivalent shares outstanding:
          Primary ....................................  25,182      16,794      25,114      15,014
                                                      ========    ========    ========    ========
          Fully diluted ..............................  25,935      21,234      26,306      21,246
                                                      ========    ========    ========    ========


        The accompanying notes are an integral part of these statements.





                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)

                                                                                                 Deferred
                                                                    Additional     Retained    Compensation-
                                        Preferred      Common        Paid-In       Earnings    Restricted
                                          Stock         Stock        Capital       (Deficit)   Stock Grants     Total
                                        ----------   -----------    ----------    ----------   ----------     ---------
                                                                            (In thousands)

Balance at December 31, 1996............$   7,063    $   12,051     $  118,647    $ (19,512)   $     (33)    $  118,216
   Conversion of preferred stock........   (7,063)          673          6,390         -           -               -
   Issuance of common stock.............     -               51            534         -           -                585
   Repurchase of common stock...........     -             (673)       (15,472)        -           -            (16,145)
   Restricted stock grants..............     -             -              -            -              14             14
   Net income attributable to
     common stock.......................     -             -              -          15,927        -             15,927
                                        ---------    ----------     ----------    ---------    ---------     ----------
Balance at September 30, 1997...........$    -       $   12,102     $  110,099    $  (3,585)   $     (19)    $  118,597
                                        =========    ==========     ==========    =========    =========     ==========









        The accompanying notes are an integral part of these statements.


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months
                                                            Ended September 30,
                                                             1997        1996
                                                          ---------   ---------
                                                               (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................$  16,337   $  17,359
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Compensation paid in common stock........................      127         185
 Exploration..............................................      280         285
 Depreciation, depletion and amortization.................   16,335      12,809
 Deferred income taxes....................................    8,796        -
 Deferred revenue.........................................     -           (322)
 Gain on sales of property................................      (85)     (1,506)
                                                          ---------   ---------
   Working capital provided by operations.................   41,790      28,810
 Decrease (increase) in accounts receivable...............    3,596      (7,015)
 Increase in other current assets.........................     (216)        (58)
 Increase (decrease) in accounts payable and
      accrued expenses....................................   (3,388)      5,538
                                                          ---------   ---------
   Net cash provided by operating activities..............   41,782      27,275
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of properties........................    5,080       8,948
 Capital expenditures and acquisitions....................  (43,500)   (106,668)
                                                          ---------   ---------
   Net cash used for investing activities.................  (38,420)    (97,720)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings...............................................   35,000     172,150
 Proceeds from common stock issuances.....................      487       1,720
 Stock issuance costs.....................................      (15)        (15)
 Repurchase of common stock...............................  (16,145)       -
 Principal payments on debt...............................  (32,099)    (93,780)
 Dividends paid on preferred stock........................     (410)       (428)
                                                          ---------   ----------
   Net cash provided by (used by) financing activities....  (13,182)     79,647
                                                          ---------   ---------
     Net increase (decrease) in cash and cash equivalents.   (9,820)      9,202
     Cash and cash equivalents, beginning of period.......   16,162       1,917
                                                          ---------   ---------
     Cash and cash equivalents, end of period.............$   6,342   $  11,119
                                                          =========   =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 1997 and the related results of operations for the three months and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

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

     The results of operations for the nine months ended September 30, 1997 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                            For the Nine Months
                                                            Ended September 30,
                                                         1997           1996
                                                         ----           ----
                                                            (In thousands)
     Cash Payments -
           Interest                                    $  3,978      $  7,349
           Income taxes                                     300           -

     Noncash Investing and Financing Activities -
           Common stock issued
                for director compensation              $    113      $    154
           Common stock issued
                for preferred stock dividends               -           1,319

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the nine months ended September 30, 1997, the Company made a provision for deferred income taxes based on an expected tax rate for 1997 of 35%.

     Earnings Per Share -

     Net income attributable to common stock represents net income less preferred stock dividend requirements of $90,000 and $481,000 for the three months ended September 30, 1997 and 1996, respectively, and $410,000 and $1,747,000 for the nine months ended September 30, 1997 and 1996, respectively. Net income per share is computed by dividing net income attributable to common stock by the weighted average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents include, when applicable, dilutive stock options using the treasury stock method. Fully diluted net income per share includes the dilutive effect of the Company's convertible preferred stock using the "if converted" method and dilutive stock options using the treasury stock method.

(2)  ACQUISITION OF OIL AND GAS PROPERTIES -

     On May 7, 1997, the Company purchased certain producing oil and gas properties located in the Lisbon field in Claiborne Parish, Louisiana for a net purchase price of $20.1 million. The acquisition included interests in 13 producing wells (7.1 net) and approximately 6,400 gross acres.

(3)  SALE OF OIL AND GAS PROPERTIES -

     During the nine months ended September 30, 1997, the Company sold certain producing oil and gas properties for approximately $5.1 million. The properties sold were non-strategic assets to the Company. A gain from the sales of $85,000 is included in the accompanying statement of operations.

(4)  LONG-TERM DEBT -

     As of September 30, 1997, the Company had $83.0 million outstanding under its bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at September 30, 1997 was $170.0 million. Amounts outstanding under the bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 1/4% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 3/4% to 1 1/2%, depending upon the utilization of the available borrowing base. As of September 30, 1997, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 6.4% per annum. In addition, the Company incurs a commitment fee of 1/4% to 3/8%, depending upon the utilization of the available borrowing base, on the unused portion of the borrowing base.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(5)  CONVERSION OF PREFERRED STOCK TO COMMON STOCK -

     On August 20, 1997,  the holders of the Series 1995  Convertible  Preferred
Stock converted all of the shares of the Series 1995 Convertible Preferred Stock, $10 par value, into 1,345,373 shares of common stock of the Company. The conversion of the Series 1995 Convertible Preferred Stock into common stock reduced the dividends which would have been paid on the preferred stock by $645,000 per annum.

(6)  COMMON STOCK REPURCHASE -

     On August 20, 1997, the Company repurchased the 1,345,373 shares of common stock from the former preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million. The acquisition of the common shares was funded by borrowings under the Company's bank credit facility.

(7)  SUBSEQUENT EVENT -

     On October 22, 1997, the Company entered into a letter of intent to acquire interests in certain offshore Louisiana oil and gas properties for a cash purchase price of $205.0 million from Bois d'Arc Resources and its partners. The Company is acquiring interests in 31 wells and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition includes interests in the Louisiana State and Federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1.

     The Company's independent petroleum engineers estimate that the properties contain proved oil and gas reserves as of November 1, 1997, the effective date of the acquisition, of approximately 19.7 million barrels of oil equivalent. Approximately $30 million of the purchase price is attributed to the undrilled prospects. The acquisition is subject to the parties executing a mutually agreeable purchase and sale agreement. The Company expects to close the transaction on or about December 15, 1997.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                         Three Months Ended    Nine Months Ended
                                            September 30,          September 30,
                                           1997      1996        1997      1996
                                           ----      ----        ----      ----
Net Production Data:
   Oil (thousand barrels)                    263       305         869       650
   Natural gas (million cubic feet)        5,327     5,672      16,428    13,651
Average Sales Price:
   Oil (per barrel)                       $18.86    $21.65      $20.10    $20.73
   Natural gas
      (per thousand cubic feet - Mcf)       2.48      2.31        2.57      2.35
Expenses ($ per equivalent Mcf):
   Oil and gas operating(l)                $0.60    $ 0.51       $0.59    $ 0.55
   General and administrative, net          0.08      0.06        0.08      0.05
   Depreciation, depletion and
        amortization(2)                     0.78      0.74        0.75      0.71

     (1) Includes lease operating costs and production and ad valorem taxes.

     (2) Represents depreciation, depletion and amortization of oil and gas properties only.

     Revenues -

     The Company's oil and gas sales decreased $1.6 million (8%) in the third quarter of 1997, to $18.2 million from $19.7 million in 1996's third quarter due to a 6% decrease in the Company's natural gas production and a 14% decrease in the Company's oil production as well as a 13% decrease in the Company's average realized oil price. The production decreases were partially offset by a 7% increase in the Company's average realized natural gas price. The production decreases are attributable to the normal production decline of the Company's properties. For the nine months ended September 30, 1997, oil and gas sales increased $14.1 million (31%), to $59.6 million from $45.5 million for the nine months ended September 30, 1996. The increase is attributable to a 20% increase in natural gas production and a 34% increase in oil production combined with 9% higher realized natural gas prices and 3% lower realized oil prices. The production increase is primarily related to the Company's acquisitions completed in May 1996 and May 1997.

     Other income decreased $95,000 (42%) to $129,000 in the third quarter of 1997 from $224,000 in third quarter of 1996. The decrease is attributable to a lower level of short-term cash deposits outstanding during the quarter as well as a decrease in management fees received by the Company. Other income for the nine months ended September 30, 1997 increased $160,000 (37%) to $597,000 from $437,000 for the nine months ended September 30, 1996. The increase is related to interest income earned on an increased level of short-term cash deposits for the nine month period.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $283,000 (7%) to $4.1 million in the third quarter of 1997 from $3.8 million in the third quarter of 1996. Oil and gas operating expenses per equivalent Mcf produced increased 17% to 60(cent) in the third quarter of 1997 from 51(cent) in the

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


third quarter of 1996. The increase is primarily attributable to increase in production taxes paid during the quarter. Oil and gas operating costs for the nine months ended September 30, 1997 increased $3.2 million (33%) to $12.8 million from $9.7 million for the nine months ended September 30, 1996 due primarily to the 23% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased 7% to 59(cent) for nine months ended September 30, 1997 from 55(cent) for the same period in 1996.

     Depreciation, depletion and amortization ("DD&A") decreased $213,000 (4%) to $5.4 million in the third quarter of 1997 from $5.6 million in the third quarter of 1996 due to the 8% decrease in oil and natural gas production (on an equivalent Mcf basis) and due to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased by 5% to 78(cent) for the three months ended September 30, 1997 from 74(cent) for the three months ended September 30, 1996. For the nine months ended September 30, 1997, DD&A increased $3.8 million (31%) to $16.3 million from $12.5 million for the nine months ended September 30, 1996. The increase is due to the 23% increase in oil and natural gas production (on an equivalent Mcf basis) and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by 6% to 75(cent) for the nine months ended September 30, 1997 from 71(cent) for the nine months ended September 30, 1996.

     General and administrative expenses, which is reported net of overhead reimbursements, increased $116,000 (28%) to $530,000 in the third quarter of 1997 from $414,000 in 1996's third quarter. For the first nine months of 1997, general and administrative expenses increased $1.0 million (112%) to $1.8 million from $856,000 for the nine months ended September 30, 1996. The increase is attributable to an increase in the number of employees of the Company as well as increased general corporate expenses associated with the increased size of the Company's operations.

     Interest expense decreased $1.6 million (54%) to $1.4 million for the three months ended September 30, 1997 from $3.0 million for the three months ended September 30, 1996. Interest expense for the nine months ended September 30, 1997 decreased $3.7 million (49%) to $3.9 million in 1997 from $7.6 million for the nine months ended September 30, 1996. The decreases are related to a decrease in the average outstanding advances under the Company's bank credit facility as well as significantly lower interest rates on the Company's indebtedness. The weighted average annual interest rate under the Company's bank credit facility decreased to 6.4% in 1997's third quarter as compared to 7.5% in the third quarter of 1996. For the nine months ended September 30, 1997, the Company's weighted average interest rate under the Company's bank credit facility decreased to 6.5% as compared to 8.3% for the nine months ended September 30, 1996.

     The Company provided $2.3 million and $8.8 million for deferred income taxes for the three months and nine months ended September 30, 1997, respectively, using an estimated tax rate of 35%. No provision for income taxes was made in 1996 due to the availability of previously unrecognized tax assets relating to net operating loss carryforwards.

     The Company reported net income of $4.2 million, after preferred stock dividends of $90,000, for the three months ended September 30, 1997, as compared to net income from continuing operations of $6.6 million, after preferred stock dividends of $481,000, for the three months ended September 30, 1996. Net income per share for the third quarter was 17 cents (17 cents fully diluted) on weighted average shares outstanding of 25.2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


million (25.9 million fully diluted) as compared to net income from continuing operations per share of 39 cents (33 cents fully diluted) for the third quarter of 1996 on weighted average shares outstanding of 16.8 million (21.2 million fully diluted).

     Net income for the nine months ended September 30, 1997 was $15.9 million, after preferred stock dividends of $410,000, as compared to net income from continuing operations of $14.8 million, after preferred stock dividends of $1.7 million, for the nine months ended September 30, 1996. Net income per share for the nine months ended September 30, 1997 was 63 cents (62 cents on a fully diluted basis) on weighted average shares outstanding of 25.1 million (26.3 million on a fully diluted basis) as compared to net income per share of 98 cents (78 cents on a fully diluted basis) for the nine months ended September 30, 1996 on weighted average shares outstanding of 15.0 million (21.2 million on a fully diluted basis).

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the nine months ended September 30, 1997 and 1996:

                                                   Nine  Months  Ended
                                                       September 30,
                                                1997                1996
                                              --------           ---------
                                                       (In thousands)

 Acquisition of oil and gas reserves          $  20,113         $  100,075
 Other leasehold costs                            1,797                 71
 Development drilling                            16,283              3,677
 Exploratory drilling                             3,514                285
 Workovers and recompletions                      1,646              2,357
 Other                                              147                203
                                              ---------         ----------
                   Total                      $  43,500         $  106,668
                                              =========         ==========

Capital Resources and Liquidity

     During the nine months ended September 30, 1997, the primary sources of funds for the Company were cash generated from operations of $41.8 million, borrowings under the Company's bank credit facility of $35.0 million and proceeds from sales of properties of $5.1 million. Primary uses of funds for the nine months ended September 30, 1997 were capital expenditures for acquisition, development and exploratory activities of $43.5 million, the repayment of debt of $32.1 million and the repurchase of common stock of $16.1 million.

     On May 7, 1997, the Company acquired oil and gas producing properties located in the Lisbon Field in Claiborne Parish, Louisiana for a net purchase price $20.1 million. The acquisition was funded by borrowings under the Company's bank credit facility.

     On August 20, 1997,  the holders of the Series 1995  Convertible  Preferred
Stock converted all of the shares of the Series 1995 Convertible Preferred Stock, $10 par value, into 1,345,373 shares of common stock of the Company. The conversion of the Series 1995 Convertible Preferred Stock into common stock reduced the dividends which would have been paid on the preferred stock by $645,000 per annum.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     On August 20, 1997, the Company repurchased the 1,345,373 shares of common stock from the former preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million. The acquisition of the common shares was funded by borrowings under the Company's bank credit facility.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the nine months ended September 30, 1997 and 1996, the Company spent $23.2 million and $6.4 million, respectively, on development and exploration activities and $20.1 million and $100.0 million, respectively, on acquisition activities. The Company currently anticipates spending an additional $10.0 million on development and exploration projects during the remainder of 1997. Except for the pending $205.0 million acquisition discussed below, the Company does not have a specific acquisition budget, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

     On October 22, 1997, the Company entered into a letter of intent to acquire interests in certain offshore Louisiana oil and gas properties for a cash purchase price of $205.0 million from Bois d'Arc Resources and its partners. The Company is acquiring interests in 31 wells and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition includes interests in the Louisiana State and Federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The acquisition is subject to the parties executing a mutually agreeable purchase and sale agreement. The Company expects to close the transaction on or about December 15, 1997.

     The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions. The Company anticipates that such sources will be sufficient to fund the expected 1997 development and exploration expenditures. The Company primarily intends to use borrowings under its bank credit facility to finance significant acquisitions, including the pending $205.0 million acquisition. In addition, the Company may seek to obtain other debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     The Company's bank credit facility consists of a $170.0 million revolving credit commitment provided by a syndicate of 11 banks in which The First National Bank of Chicago serves as agent. All indebtedness under the bank credit facility is secured by substantially all of the Company's assets. The bank credit facility is subject to borrowing base availability as determined from time to time by the lenders, in the exercise of their sole discretion. As of September 30, 1997, the borrowing base was $170.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.75% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.25%, depending on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.25% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of September 30, 1997, of all outstanding indebtedness under the bank credit facility was approximately 6.4%. The revolving credit line will convert to a term loan on August 13, 1999 or such earlier date as the Company may elect. The term loan is to be repaid in consecutive quarterly installments of 5% of the original outstanding principal amount of the term loan; the balance of the term loan will be due and payable in full on August 13, 2001. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.


                           PART II - OTHER INFORMATION


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

              10.1* Amendment  No. 4 to the Credit  Agreement  dated  August 15,
                    1997 between the Company, the Banks party thereto and The First National Bank of Chicago, as agent.

              10.2* Office  Lease  Agreement  dated  August 12, 1997 between the
                    Company and Briar Center LLC.

                27. Financial Data Schedule for the Nine Months ended  September
                    30, 1997.

         * Filed herewith.

b.   Reports on Form 8-K

     Current reports on Form 8-K filed during the third quarter of 1997 and to the date of this filing are as follows:


             Report Date          Item             Subject of Report

         October 28, 1997          2       Acquisition of oil and gas properties
                                           from Bois d' Arc Resources.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMSTOCK RESOURCES, INC.


Date November 10, 1997    /s/M. JAY ALLISON
                          -----------------
                          M. Jay Allison, President and Chief Executive Officer
                          Principal Executive Officer)


Date November 10, 1997    /s/ROLAND O. BURNS
                          ------------------
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)