Form 10-K
period 1997-12-31
COMSTOCK RESOURCES INC
filed 1998-03-13
CIK 23194

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X                  THE SECURITIES EXCHANGE ACT OF 1934
-------
                   For the fiscal year ended December 31, 1997

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

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----     ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of March 12, 1998, there were 24,218,874 shares of common stock outstanding.

     As of March 12, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $227,300,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report is incorporated by reference from registrant's definitive proxy statement for its 1998 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than April 30, 1998).


--------------------------------------------------------------------------------

                            COMSTOCK RESOURCES, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1997




                                    CONTENTS

                                                                            Page
                                     Part I

Items 1 and 2. Business and Properties....................................... 5
Item 3.        Legal Proceedings..............................................18
Item 4.        Submission of Matters to a Vote of Security Holders............18

                                     Part II

Item 5.        Market for Registrant's Common Equity and Related
                        Stockholder Matters...................................19
Item 6.        Selected Financial Data........................................20
Item 7.        Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................21
Item 8.        Financial Statements...........................................25
Item 9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure...................25

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant.............26
Item 11.       Executive Compensation.........................................26
Item 12.       Security Ownership of Certain Beneficial Owners
                        and Management........................................26
Item 13.       Certain Relationships and Related Transactions.................26

                                     Part IV

Item 14.       Exhibits and Reports on Form 8-K...............................27

                                   DEFINITIONS

     The following are abbreviations of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one Bbl.

"Bbl" means a barrel of 42 U.S. gallons of oil.

"Bcf" means one billion cubic feet of natural gas.

"Bcfe" means one billion cubic feet of natural gas equivalent.

"Completion" means the installation of permanent equipment for the production of oil or gas.

"Condensate" means a hydrocarbon mixture that becomes liquid and separates from natural gas when the gas is produced and is similar to crude oil.

"Development well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

"Dry hole" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"Exploratory well" means a well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

"Gross" when used with respect to acres or wells, production or reserves refers to the total acres or wells in which the Company or other specified person has a working interest.

"MBbls" means one thousand barrels of oil.

"Mcf" means one thousand cubic feet of natural gas.

"Mcfe" means thousand cubic feet of natural gas equivalent.

"MMcf" means one million cubic feet of natural gas.

"MMcfe" means one million cubic feet of natural gas equivalent.

"Net" when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by the Company.

"Net production" means production that is owned by the Company less royalties and production due others.

"Oil" means crude oil or condensate.

"Operator" means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

"Present Value of Proved Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

"Proved developed reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

"Proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

                    (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation tests. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

                    (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

                    (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such resources.

"Proved undeveloped reserves" means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Recompletion" means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

"Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

"3-D seismic" means an advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

"Working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in an lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

"Workover" means operations on a producing well to restore or increase production.



                           FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report, including without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and natural gas production, the Company's financial position, oil and natural gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revision, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                     PART I

ITEMS 1 AND 2.        BUSINESS AND PROPERTIES

     Comstock Resources, Inc. (together with its subsidiaries, the "Company" or "Comstock") is an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties. The Company has an oil and gas reserve base which is entirely focused in the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions. Approximately 48% of the Company's oil and natural gas reserves are located in the Gulf of Mexico, 29% in Southeast Texas and 23% in East Texas/North Louisiana. As a result of this focus, Comstock has accumulated significant geologic knowledge, technical expertise and industry relationships in these regions. Additionally, the Company has significant operating control over its properties and operates 85% of its Present Value of Proved Reserves as of December 31, 1997. Comstock has compiled a high quality reserve base that is 66% natural gas and 79% proved developed on a Bcfe basis. The Company has estimated proved oil and natural gas reserves of 365.7 Bcfe with an estimated Present Value of Proved Reserves of $459.6 million as of December 31, 1997.

     Comstock has achieved substantial growth in reserves, production, revenues and EBITDA since 1993. The Company's estimated proved oil and natural gas reserves have increased at a compounded annual growth rate of 35% from 111.0 Bcfe as of December 31, 1993 to 365.7 Bcfe as of December 31, 1997. Over this period, average net daily production has increased from 27.9 MMcfe per day in 1993 to 135.7 MMcfe per day in 1997, on a pro forma basis. Similarly, the growth in the Company's oil and natural gas revenues and EBITDA has been substantial, increasing from $22.1 million and $13.6 million, respectively, for the year ended December 31, 1993 to $143.5 million and $116.5 million, respectively, for the year ended December 31, 1997 on a pro forma basis.

     Over the past three years, the Company has been able to lower lifting costs and general and administrative expenses per unit of production, concurrent with increases in production, through strict control over operations and costs. Comstock's lifting costs per Mcfe were $0.65 in 1995, $0.55 in 1996 and $0.51 in 1997 on a pro forma basis. Comstock's general and administrative expenses per Mcfe were $0.11 in 1995, $0.09 in 1996 and $0.05 in 1997 on a pro forma basis. The Company operates 342 of the 551 wells in which it has an interest. Operated wells represent 85% of the Company's Present Value of Proved Reserves which enables Comstock to effectively control costs and expenses and the timing and method of exploration and development of its properties. Additionally, Comstock's geographic focus allows it to manage its asset base with a relatively small number of employees. As a result of the Company's low cost structure, Comstock generated a cash margin per Mcfe of $1.17 in 1995, $2.10 in 1996 and $2.34 in 1997 on a pro forma basis.

     Comstock has increased its focus on the exploitation and development of its properties through development drilling, workovers and recompletions. Additionally, the Company has a multi-year inventory of exploration prospects. The Company's spending on exploration and development activities has increased by 1018% from $2.8 million in 1993 to $31.3 million in 1997. The Company has budgeted to spend $55.0 million in 1998 for identified development and exploration projects.

Recent Developments

     In December 1997, the Company acquired offshore Gulf of Mexico properties from Bois d' Arc Resources and certain of its affiliates and working interest partners (the "Bois d' Arc Acquisition"). The properties are located offshore in the Louisiana state and federal areas of Main Pass Block 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69, and South Pelto Block 1. The properties had estimated proved oil and natural gas reserves of 14.3 MMBbls of oil and 29.4 Bcf of natural gas, when acquired. The acquisition included 43 wells (29.6 net) and eight production complexes producing 8,500 net barrels of oil equivalent per day and seven undrilled prospects which have been delineated by 3-D seismic. The Company allocated $30.2 million of the purchase price to the undrilled prospects and $1.0 million to other assets. This acquisition increased the Company's proved oil and natural gas reserves, daily oil and natural gas production and EBITDA by 46%, 69% and 78%, respectively, based on pro forma 1997 operating results.

     Comstock recently entered into a joint exploration program with Bois d' Arc Resources and its principals ("Bois d' Arc") pursuant to which the Company and Bois d' Arc will jointly explore for prospects in defined parts of the Gulf of

Mexico region (the "Bois d' Arc Exploration Venture"). Bois d' Arc will be responsible for identifying potential prospects and the parties will jointly acquire 3-D seismic data and leasehold to be shared 80% by the Company and 20% by Bois d' Arc. Comstock and Bois d' Arc have committed to spend at least $5.0 million during the initial 24 months of the program to acquire seismic data. With respect to any prospects in which the Company elects to participate in drilling, the Company will acquire a 33% working interest. As part of the Bois d' Arc Exploration Venture, the Company issued warrants to Bois d' Arc to acquire up to 1,000,000 shares of the Company's common stock, at an exercise price of $14.00 per share. The warrants vest in 50,000 share increments based on the success of the initial test well on a prospect.

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

         Acquire High Quality Properties at Attractive Costs

     The Company has a successful track record of increasing its oil and natural gas reserves through opportunistic acquisitions and for the three year period ended December 31, 1997, Comstock has replaced 567% of its oil and natural gas production through acquisitions. Since 1991, Comstock has added 482.4 Bcfe of proved oil and natural gas reserves from 18 acquisitions at a total cost of $411.9 million, or $0.85 per Mcfe. The acquisitions were acquired at 63% of their Present Value of Proved Reserves in the year the acquisitions were completed. The Company's three largest acquisitions to date have been the Bois d' Arc Acquisition for $200.9 million, its acquisition of Black Stone Oil Company and interests in the Double A Wells field in Southeast Texas in May 1996 for $100.4 million (the "Black Stone Acquisition") and its purchase of properties from Sonat Inc. in July 1995 for $48.1 million (the "Sonat Acquisition").

     The Company applies strict economic and reserve risk criteria in evaluating acquisitions and targets properties in its core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

         Operate Properties

     The Company prefers to operate the properties it acquires, allowing it to exercise greater control over the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. The Company operates 342 of the 551 wells in which it owns an interest which comprise approximately 85% of its Present Value of Proved Reserves as of December 31, 1997.

     Maintain Low Cost Structure

     The Company seeks to increase cash flow by carefully controlling operating costs and general and administrative expenses. The Company targets acquisitions that possess, among other characteristics, low per unit operating costs. In addition, the Company has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting properties that have high lifting costs with little future development potential. Through these efforts, the Company's general and administrative expenses and average oil and gas operating costs per Mcfe have decreased from $0.11 and $0.65, respectively, for 1995 to $0.05 and $0.51, respectively, for 1997 on a pro forma basis.

     Exploit Existing Reserves

     The Company seeks to maximize the value of its properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. The Company utilizes advanced industry technology, including 3-D seismic data, improved logging tools and newly developed formation stimulation techniques. During 1997, the Company spent $22.7 million to drill 40 development wells (19.0 net), of which 33 were successful. In 1998, the Company has budgeted approximately $35.0 million to drill approximately 41 development wells (25.0 net).

     Pursue Selective Exploration Opportunities

     The Company pursues selective exploration activities to find additional reserves on its undeveloped acreage. In 1997, the Company spent $6.0 million to drill nine exploratory wells (3.2 net), five (1.6 net) of which were successful. The Company plans to increase its spending for exploration activities to approximately $20.0 million in 1998 to drill 15 wells (5.7 net). The Company's exploration activities in 1998 are expected to be focused on the Gulf of Mexico region and based on drilling 3-D seismic generated prospects, including the prospects acquired in the Bois d' Arc Acquisition and prospects generated under the Bois d' Arc Exploration Venture.


Primary Operating Areas

     The Company's activities are concentrated in three primary operating areas:
Gulf of Mexico, Southeast Texas, and East Texas/North Louisiana. The following table summarizes the Company's estimated proved oil and gas reserves by field as of December 31, 1997.
                                                       Present Value
                                    Net Oil    Net Gas   of Proved
         Field Area                 (MBbls)     (MMcf)    Reserves    Percentage
         ----------                 -------     ------    --------    ----------
                                                       (In thousands)

Gulf of Mexico
Ship Shoal Blocks 66/67/68/69
  and S. Pelto Block 1                12,721     26,423   $171,018
Main Pass Blocks 21/25                 2,269      3,172     19,302
West Cameron Blocks 238/248/249            -      6,116      9,818
East White Point                         887      6,288      8,640
El Campo                                 264      3,548      5,188
Mustang Island                            77      1,991      2,252
Other                                     40      1,801      2,337
                                      ------     ------    -------
                                      16,258     49,339    218,555       47.6%
                                      ------     ------    -------

Southeast Texas
Double A Wells                         3,601     77,073    132,036
Redmond Creek                            144      1,495      2,799
                                      ------     ------    -------
                                       3,745     78,568    134,835       29.3%
                                      ------     ------    -------
East Texas/North Louisiana
Beckville                                139     24,142     18,616
Logansport                                73     18,820     18,257
Lisbon                                   132      9,920     15,775
Waskom                                   238     13,330     10,627
Blocker                                   46     11,319      8,692
Ada                                        9      5,085      7,976
Longwood                                  99      6,010      5,931
Sugar Creek                               70      3,844      5,318
Box Church                                 2      9,880      3,449
Hico Knowles                              36      1,994      2,481
Simsboro                                   3      2,669      2,111
Sligo                                     12      2,126      2,094
Other                                     33      2,378      3,869
                                      ------    -------    -------
                                         892    111,517    105,196       22.9%
                                      ------    -------    -------
Other Areas                               32        693        970         .2%
                                      ------    -------    -------       ----

Total                                 20,927    240,117   $459,556      100.0%
                                      ======    =======   ========      =====

Gulf of Mexico

     The Company's largest operating area includes properties located offshore Louisiana in state and federal waters of the Gulf of Mexico, and in fields along the Texas and Louisiana Gulf Coast. The Company owns interests in 119 producing wells (68.9 net wells) in ten field areas, the largest of which are the Ship Shoal area (Ship Shoal Blocks 66, 67, 68, 69 and South Pelto Block 1), the Main Pass area (Main Pass Blocks 21 and 25) and West Cameron Blocks 238, 248 and 249. The Company has 146.9 Bcfe of oil and natural gas reserves in the Gulf of Mexico region with a Present Value of Proved Reserves of $218.6 million as of December 31, 1997. The Company operates 46 of the 118 producing wells (69.6 net) that it owns in this region. The Company acquired a large percentage of its reserves in the region in the Bois d' Arc Acquisition. December 1997 production rates net to the Company's interests from the area were 20.5 MMcf of natural gas per day and 5,945 barrels of oil per day. The Company has budgeted $14.9 million for development drilling in this region in 1998 to drill nine wells (5.6 net) and anticipates spending all of its 1998 exploration budget of $20.0 million in this region to drill 15 offshore exploratory wells (5.7 net).

     Ship Shoal

     The Ship Shoal area is located in Louisiana state waters and in federal waters, offshore Terrebonne Parish and near the state/federal waters boundary. The Company became the operator of its properties in this area as a result of the Bois d' Arc Acquisition and owns a 99% to 100% working interest and operates these properties except for its properties in Ship Shoal Block 69 where the Company has a 25% working interest. The Company has estimated reserves of 102.7 Bcfe (28% of total proved reserves) with a Present Value of Proved Reserves of $171.0 million as of December 31, 1997. The Company owns interests in 30 wells (20.8 net) in the Ship Shoal area, which had net production rates of 16.8 MMcf per day and 4,911 barrels of oil per day during December 1997.

     In the Ship Shoal area, oil and natural gas are produced from numerous Miocene sands occurring at depths from 5,800 feet to 13,500 feet, and in water depths from 10 to 40 feet. These areas are primarily oil prone and contain reservoirs that are typically less than 200 acres in areal extent and exhibit very high porosity and permeability. The Company has initiated a development plan on the properties that targets wells with multiple pay objectives. The Company plans to drill five development wells (3.5 net) at an estimated cost of $10.8 million in this area during 1998. The development wells, if successful, would be connected to one of the six existing production platforms, five of which are operated by the Company, thereby lowering its development and operating costs.

     The Company has identified six exploration prospects in the Ship Shoal area that it plans to drill during the next three years. If successful, each of these prospects can be tied into existing production platforms owned by the Company which would enable the Company to maintain a low operating cost structure in this area. Each of these prospects has been identified by the use of 3-D seismic and the Company is currently utilizing 3-D seismic data to evaluate other prospects in the Ship Shoal area.

     Main Pass

     Main Pass Blocks 21 and 25 are located in Louisiana state waters, offshore of Plaquemines Parish in water with a depth of approximately 12 feet. The Company's wells in this area produce from multiple Miocene sands at depths that range from 4,400 feet to 7,700 feet and represent approximately 5% (16.8 Bcfe) of the Company's proved reserves as of December 31, 1997. The Company is the operator and owns interests in 14 wells at Main Pass Block 21 and 25 with an average working interest of 96%. During December 1997, the average production attributable to the Company's interest was approximately .3 MMcf of natural gas and 730 barrels of oil per day. The Company has seven proved undeveloped locations in the Main Pass area and has identified one exploration prospect that it plans to drill in the future which, if successful, can all be tied into the existing production platforms owned by the Company.

     West Cameron

     West Cameron Blocks 238, 248 and 249 are located in federal waters with a depth of approximately 60 feet and produce from complex multi-pay Pliocene and Miocene aged sands at depths ranging from 5,000 to 11,500 feet. The Company's proved reserves in this field were 6.1 Bcfe (2% of total proved reserves) as of December 31, 1997 and the average net daily production in December 1997 was 1.3 MMcf of natural gas per day and 4 barrels of oil per day. The Company has a working interest of 45% in the West Cameron properties. The Company plans to drill two development wells in 1998 at a budgeted cost of $1.4 million at West Cameron Block 248 that were identified as the result of a recent 3-D seismic survey.

Southeast Texas

     Approximately 28% (101.0 Bcfe) of the Company's reserves are located in Southeast Texas where the Company owns interests in 33 producing wells (12.5 net wells) and operates 25 of these wells. Reserves in Southeast Texas represent 29.3% of the Company's Present Value of Proved Reserves as of December 31, 1997. December 1997 production rates, net to the Company's interests, from the area are 31.6 MMcf of natural gas per day and 1,954 barrels of oil per day.

     Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas. The Double A Wells field is the Company's second largest field area with total estimated proved reserves of 98.7 Bcfe (27% of total proved reserves) which have a Present Value of Proved Reserves of $132.0 million as of December 31, 1997. The Company acquired its interests in the Double A Wells in May 1996 pursuant to the Black Stone Acquisition. Since the acquisition, the Company has drilled seven successful development wells (2.0 net) and two successful exploratory wells (.6 net) and increased its net daily production by 14% to 1,867 barrels of oil per day and 30.8 MMcf of natural gas per day during December 1997. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. The Company has an average working interest in this area of 37% and its leasehold position at December 31, 1997 consisted of 28,231 gross acres (9,533 net).

     In 1997 the Company spent $10.8 million on its development and exploratory activities in the Double A Wells field and plans to spend $2.9 million to drill four wells (.9 net) in 1998. The reservoir distribution within the field is controlled primarily by stratigraphic factors, and the Company believes that the analysis of 3-D seismic data which the Company plans to obtain in 1998 may lead to the identification of additional development drilling opportunities as well as deeper exploratory prospects in the Woodbine formation.

East Texas/North Louisiana

     The Company has 116.9 Bcfe of proved reserves (32% of total proved reserves) concentrated in East Texas and North Louisiana. The Company owns interests in 374 producing wells (208.5 net wells) in 19 field areas and operates 252 of these wells. The largest of the Company's field areas in this region are the Beckville, Logansport, Lisbon and Waskom fields. Reserves in the region represent 23% of the Company's Present Value of Proved Reserves as of December 31, 1997. Current production rates, net to the Company's interests, from the region are 27.2 MMcf of natural gas per day and 276 barrels of oil per day. The Company's largest acquisition in this region was the Sonat Acquisition in July 1995. Since this acquisition, the Company has focused on increasing production through infill drilling. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 feet to 4,000 feet of sand and shale sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 feet to 10,500 feet. The Company believes that success in these formations can be enhanced by applying new hydraulic fracturing and completion techniques, magnetic resonance imaging (MRI) logging tools and infill drilling. This area represents a significant focus of the Company's development and exploitation activities. In 1997 the Company spent $15.0 million to drill 18 wells (10.1 net) and has budgeted $17.2 million in 1998 to drill 28 development wells (18.5 net).

     Beckville

     The Company's properties in the Beckville field, located in Panola County, Texas, represent approximately 7% (25.0 Bcfe) of the Company's proved reserves as of December 31, 1997. The Company operates 48 wells in this field and owns interests in 6 additional wells. The Company has an average working interest of 67% in this field. During December 1997, the average production attributable to the Company's interest was approximately 2.1 MMcf of natural gas and 13 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The Company has identified 16 proved undeveloped locations in the Beckville field and plans to drill nine wells in 1998 at a budgeted cost of $7.1 million.

     Logansport

     The Logansport field produces from multiple pay zones in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. The Company's proved reserves of 19.3 Bcfe in the Logansport field represented approximately 5% of the Company's proved reserves as of December 31, 1997. The Company operates 67 wells in this field and owns interests in 30 additional wells. The Company's average working interest in this field is 48%. During December 1997, the average production attributable to the Company's interest was approximately 6.5 MMcf of natural gas and 29 barrels of oil per day. The Company drilled seven development wells (3.2 net) in this field during 1997, of which all were successful. The Company has budgeted $4.5 million to drill six wells (4.7 net) during 1998.

     Lisbon

     The Company acquired its interest in the Lisbon field in May 1997 for $20.1 million. The Lisbon field represented approximately 3% (10.7 Bcfe) of the Company's proved reserves as of December 31, 1997. The Company operates 15 wells and owns interests in three additional wells in this field. The Company's average working interest in this field is 52%. During December 1997 the average net daily production from the field was approximately 3.2 MMcf of natural gas and 40 barrels of oil per day. The Lisbon field produces from the Cotton Valley formation at an average depth of 8,000 feet. The Company drilled and completed seven wells (4.8 net) during 1997 in the Lisbon field. The Company has budgeted $2.5 million in 1998 to drill seven development wells (3.5 net).

     Waskom

     The Waskom field represented approximately 4% (14.8 Bcfe) of the Company's proved reserves as of December 31, 1997. The Company operates 58 wells in this field and owns interests in 37 additional wells. The Company's average working interest in this field is 49%. During December 1997, the average production attributable to the Company's interest was approximately 2.9 MMcf of natural gas and 47 barrels of oil per day. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The Company has identified 10 proved undeveloped locations in the Waskom field and plans to drill one of these wells in 1998 at a budgeted cost of approximately $1.0 million.


Acquisition Activities

     Acquisition Strategy

     The Company has concentrated its acquisition activity in the Gulf of Mexico, Southeast Texas, and East Texas/North Louisiana regions. Using a strategy that capitalizes on management's strong knowledge of, and experience in, these regions, the Company seeks to selectively pursue acquisition opportunities where the Company can evaluate the assets to be acquired in detail prior to transaction completion. The Company evaluates a large number of prospective properties according to certain internal criteria, including established production and the properties' future development and exploration potential, low operating costs and the ability for the Company to obtain operating control.

     Major Property Acquisitions

     As a result of its acquisitions, the Company has added 482.4 Bcfe of proved oil and natural gas reserves since 1991 as summarized in the following table:

                                                                                Present     Acquisition
                                                                                Value of     Cost as a
                                                                                 Proved     Percentage
                                                                                Reserves    of Present
              Acquisition                                          Acquisition    When       Value of
                 Cost          Proved Reserves When Acquired(1)     Cost Per    Acquired       Proved
 Year           (000's)        (MBbls)     (MMcf)       (MMcfe)      Mcfe(1)   (000's)(1)   Reserves(1)
 ----           -------        -------     ------       -------      -------   ----------   -----------

 1997(2)      $ 189,904        14,473       39,970      126,808      $1.50    $  205,583       92%
 1996           100,446         5,930      100,446      136,027       0.74       282,150       36%
 1995            56,081         1,859      108,432      119,585       0.47        85,706       65%
 1994            12,970           388       12,744       15,074       0.86        14,050       92%
 1993            26,928         2,250       28,349       41,848       0.64        33,502       80%
 1992             4,730            44        8,821        9,086       0.52         8,474       56%
 1991            20,862           689       29,868       34,002       0.61        27,298       76%
              ---------        ------     --------      -------               ----------
   Total      $ 411,921        25,633      328,630      482,430       0.85    $  656,763       63%
              =========        ======     ========      =======               ==========

 (1) Based on reserve estimates and prices at the end of the year in which the acquisition occurred, as adjusted to reflect actual production from the closing date of the respective acquisition to such year end.

 (2)      The  1997   Acquisitions   exclude   acquisition  costs  allocated  to
          unevaluated properties of $30.2 million and other assets of $1.0 million.

     Of the 18 property acquisitions completed by the Company since 1991, four acquisitions described below account for 83% of the total acquisition cost and total reserves acquired.

     Bois d' Arc Acquisition. On December 9, 1997, the Company acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and gas leases for approximately $200.9 million from Bois d' Arc. The Company acquired interests in 43 wells (29.6 net wells) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block
1. The Company also acquired interests in seven undrilled prospects which have been delineated by 3-D seismic data. The net proved reserves acquired were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas. Approximately $30.2 million of the purchase price was attributed to the undrilled prospects and $1.0 million was attributed to other assets.

     Black Stone  Acquisition.  In May 1996,  the Company  acquired  100% of the capital  stock of Black  Stone  Oil  Company  and  interests  in  producing  and undeveloped oil and gas properties located in Southeast Texas for $100.4 million. The Company acquired interests in 19 wells (7.7 net) that are located in the Double A Wells field in Polk County, Texas and is the operator of most of the wells in the field. The net proved reserves acquired were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

     Sonat Acquisition. In July 1995, the Company purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. The Company acquired interests in 319 producing wells (188.0 net). The acquisition included interests in the Logansport, Waskom, Beckville, Blocker, Longwood, Hico Knowles and Simsboro fields. The net proved reserves acquired were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

     Stanford Acquisition. In November 1993, the Company acquired Stanford Offshore Energy, Inc. ("Stanford") through a merger with a wholly owned subsidiary. The Stanford stockholders were issued an aggregate of 1,760,000 shares of common stock of the Company in the merger with a total value of $6.2 million and the Company assumed approximately $16.5 million of indebtedness of Stanford. Stanford had interests in 107 producing wells (58.8 net) located primarily in the Gulf of Mexico region. Major properties acquired include interests in the West Cameron Blocks 238, 248 and 249, East White Point, Redmond

Creek and Mustang Island. The net proved reserves acquired were estimated at 1.0 MMBbls of oil and 17.8 Bcf of natural gas.

Oil and Natural Gas Reserves

     The following tables set forth the estimated proved oil and natural gas reserves of the Company and the Present Value of Proved Reserves as of December 31, 1997:
                                                                         Present
                                                                        Value of
                                         Oil        Gas        Total      Proved
      Category                         (MBbls)     (Mmcf)     (Mmcfe)   Reserves
      --------                         -------     ------     -------   --------
                                                                         (000's)

Proved Developed Producing               12,500    141,178    216,178   $311,419
Proved Developed Non-producing            4,135     46,924     71,734     70,338
Proved Undeveloped                        4,292     52,015     77,765     77,799
                                         ------    -------    -------   --------
Total Proved                             20,927    240,117    365,677   $459,556
                                         ======    =======    =======   ========

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

Drilling Activity Summary

     During the three-year period ended December 31, 1997, the Company drilled development and exploratory wells as set forth in the table below:

                                    Year Ended December 31,
                                    -----------------------

                             1995             1996             1997
                             ----             ----             ----
                        Gross    Net     Gross    Net     Gross     Net
                        -----    ---     -----    ---     -----     ---

 Development Wells:
      Oil                  2     0.5         2    1.0         2     0.6
      Gas                  9     2.4        16    8.4        31    16.1
      Dry                  2     0.7         1    1.0         7     2.3
                         ---    ----       ---   ----       ---    ----
                          13     3.6        19   10.4        40    19.0
                         ---    ----       ---   ----       ---    ----
 Exploratory Wells:
      Oil                 -      -         -      -           1     0.3
      Gas                 -      -         -      -           4     1.3
      Dry                 -      -           1    0.2         4     1.6
                         ---    ----       ---   ----       ---    ----
                          -      -           1    0.2         9     3.2
                         ---    ----       ---   ----       ---    ----
 Total Wells              13     3.6        20   10.6        49    22.2
                         ===    ====       ===   ====       ===    ====

     As of December 31, 1997, two development wells (1.0 net) were in the process of being drilled. Both wells were successfully completed in March 1998. Subsequent to December 31, 1997, the Company commenced drilling five development wells (2.5 net). Four of the five wells were successful with the remaining well still in the process of drilling.

Producing Well Summary

     The following table sets forth the gross and net producing oil and natural gas wells in which the Company owned an interest at December 31, 1997.

                                             Oil                   Gas
                                             ---                   ---
                                       Gross     Net         Gross     Net
                                       -----     ---         -----     ---

Texas                                    17      10.5         263     139.0
Louisiana                                 9       5.8         192      93.4
State and Federal Offshore               29      23.4          38      21.5
Mississippi                               1       0.1           2       0.3
                                        ---      ----         ---     -----
     Total wells                         56      39.8         495     254.2
                                        ===      ====         ===     =====

     The Company operates 342 of the 551 producing wells presented in the above table.

Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1997. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                     Developed                   Undeveloped
                                     ---------                   -----------
                                 Gross         Net           Gross         Net
                                 -----         ---           -----         ---

Texas                           165,172      118,747        42,925       17,271
Louisiana                        78,851       58,400         1,896        1,100
State and Federal Offshore       20,284       10,055           754          754
Mississippi                       1,360          210          -            -
                                -------      -------        ------       ------
Total                           265,667      187,412        45,575       19,125
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

     Substantially all of the Company's natural gas production is sold either on the spot gas market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market gas prices. Gas production from the Company's Double A Wells field is sold under a long-term contract to HPL Resources Company, a subsidiary of Enron Corp. ("HPL"). The agreement with HPL is for a term expiring on October 31, 2000 with pricing based on a percentage of spot gas prices for natural gas delivered to the Houston Ship Channel. Total gas sales in 1997 to HPL accounted for approximately 35% of the Company's 1997 oil and gas sales.

     All of the Company's oil production is sold at the well site at posted field prices tied to the spot oil markets. Sales of oil production to Scurlock Permian Corporation, a subsidiary of Ashland Inc., accounted for approximately 17% of the Company's 1997 oil and gas sales.

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

Office and Operations Facilities

     The Company's executive offices are located at 5005 LBJ Freeway, Suite 1000, Dallas, Texas 75244, and its telephone number is (972) 701-2000.

     The Company leases office space in Dallas, Texas. The Dallas lease covers 13,525 square feet at a monthly rate of $19,682 during 1998. The lease expires on September 30, 1999. In August 1997, the Company entered into a seven year lease covering 20,046 square feet in a building under construction. The Company plans to relocate its corporate headquarters to the building in late 1998. The new lease begins when the space is occupied and is at an initial monthly rate of $35,081. The Company also owns or leases four production offices and pipe yard facilities near Marshall and Livingston, Texas and Logansport and Homer, Louisiana.

Employees

     At December 31, 1997, the Company had 47 employees and utilized contract employees for certain of its field operations. The Company considers its employee relations to be satisfactory.

Directors, Executive Officers and Other Management

     The following table sets forth certain information concerning the executive officers and directors of the Company.

            Name             Age             Position with Company
            ----             ---             ---------------------

Directors and Executive
        Officers
     M. Jay Allison           42     President, Chief Executive Officer and
                                     Chairman of the Board of Directors
     Roland O. Burns          37     Senior Vice President, Chief Financial
                                     Officer, Secretary and Treasurer
     Richard S. Hickok        72     Director
     Franklin B. Leonard      70     Director
     Cecil E. Martin, Jr.     56     Director
     James L. Menke           46     Vice President of Operations
     Stephen E. Neukom        48     Vice President of Marketing
     Richard G.  Powers       43     Vice President of Land
     Daniel K.  Presley       37     Vice President of Accounting and Controller
     David W. Sledge          41     Director
     Michael W.  Taylor       44     Vice President of Corporate Development


     M. Jay Allison has been a director of the Company since 1987, and President and Chief Executive Officer of the Company since 1988. Mr. Allison was elected Chairman of the Board of Directors in 1997. From 1987 to 1988, Mr. Allison served as Vice President and Secretary of the Company. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. In 1983, Mr. Allison co-founded a private independent oil and gas company, Midwood Petroleum, Inc., which was active in the acquisition and development of oil and gas properties from 1983 to 1987. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively.

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

     Richard S. Hickok has been a director of the Company since 1987. From 1948 to 1983, he was employed by the international accounting firm of Main Hurdman where he retired as Chairman. From 1978 to 1980, Mr. Hickok served as a Trustee of the Financial Accounting Foundation and has extensive involvement serving on various committees of the American Institute of Certified Public Accountants. He currently serves as a director of Marsh & McLennan Company, Inc. and Projectavision, Inc. Mr. Hickok holds a B.S. degree from the Wharton School of the University of Pennsylvania.

     Franklin B. Leonard has been a director of the Company since 1960. From 1961 to 1994, Mr. Leonard served as President of Crossley Surveys, Inc., a New York based company which conducted statistical surveys. Mr. Leonard's family's involvement in the Company spans four generations dating back to the 1880's when Mr. Leonard's great grandfather was a significant shareholder of the Company. Mr. Leonard also served as a director of Glen Ridge Savings and Loan Association from 1968 to 1990. Mr. Leonard holds a B.S. degree from Yale University.

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

     Stephen E. Neukom was elected Vice President of Marketing of the Company in December 1997 and served as Manager of Crude Oil and Natural Gas Marketing since December 1996. From October 1994 to 1996, Mr. Neukom served as Vice President of Comstock Natural Gas, Inc., the Company's wholly owned gas marketing subsidiary. Prior to joining the Company, Mr. Neukom was Senior Vice President of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

     Richard G. Powers joined the Company as Land Manager in October 1994 and was elected Vice President of Land in December 1997. Mr. Powers has over 20 years experience as a petroleum landman. Prior to joining the Company, Mr. Powers was employed for 10 years as Land Manager for Bridge Oil (U.S.A.), Inc. and its predecessor Pinoak Petroleum, Inc. Mr. Powers received a B.B.A. degree in 1976 from Texas Christian University.

     Daniel K. Presley was elected Vice President of Accounting in December 1997 and has been with the Company since December 1989 serving as Controller since 1991. Prior to joining the Company, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley has a B.B.A. from Texas A & M University.

     David W. Sledge was elected to the Board of Directors of the Company in 1996. Mr. Sledge served as President of Gene Sledge Drilling Corporation, a privately held contract drilling company based in Midland, Texas until its sale in October 1996. Mr. Sledge served Gene Sledge Drilling Corporation in various capacities from 1979 to 1996. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

     Michael W. Taylor was elected Vice President of Corporate Development in December 1997 and has served the Company in various capacities since September 1994. Prior to joining the Company, Mr. Taylor had been an independent oil and gas producer and petroleum consultant for the previous fifteen years. Mr. Taylor is a registered professional engineer in the state of Texas and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings which management believes will have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

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

                                                 High          Low
                                                 ----          ---

            1996 -     First Quarter            $ 5.75       $ 4.56
                       Second Quarter            10.50         4.69
                       Third Quarter             12.13         8.63
                       Fourth Quarter            14.63        11.13

            1997 -     First Quarter             14.38         8.13
                       Second Quarter            10.88         6.63
                       Third Quarter             12.94         9.88
                       Fourth Quarter            17.50        10.63


     As of March 12, 1997, the Company had 24,218,874 shares of common stock outstanding, which were held by 893 holders of record and approximately 9,700 beneficial owners who maintain their shares in "street name" accounts.

     The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is limited under the Company's bank credit facility from paying or declaring cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The  historical  financial  data  presented  in the table below as of and for each of the years in the  five-year  period ended
December 31, 1997 are derived from the Consolidated Financial Statements of the Company.  Significant  acquisitions of producing oil and gas properties affect the comparability of the historical financial and operating data for the periods presented.  The pro forma financial  information for the year ended December 31, 1997 has been prepared as if the oil and gas property acquisitions which were completed  during 1997 had occurred at January 1, 1997.  Neither the  historical  results nor the pro forma results are  necessarily indicative of the Company's future operations or financial results.  The data presented below should be read in conjunction with the
Company's  Consolidated  Financial  Statements and the notes thereto  included  elsewhere  herein and  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations."
                                                                            Year Ended December 31,
                                                                            -----------------------              Pro Forma
                                                    1993         1994         1995         1996        1997         1997
                                                    ----         ----         ----         ----        ----         ----
                                                                      ($ in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Oil and gas sales .........................   $  21,805    $  16,855    $  22,091    $  68,915    $  88,555    $ 143,524
   Gain on sales of property .................          26          328           19        1,447           85           85
Other income .................................         430          416          264          593          704          704
                                                 ---------    ---------    ---------    ---------    ---------    ---------
         Total revenues ......................      22,261       17,599       22,374       70,955       89,344      144,313
Expenses:                                        ---------    ---------    ---------    ---------    ---------    ---------
Oil and gas operating(1) .....................       6,673        6,099        7,427       13,838       17,919       25,419
Exploration ..................................         423          -            -            436        2,810        2,810
   Depreciation, depletion and amortization ..       8,322        7,350        8,379       18,269       26,235       53,943
   General and administrative, net ...........       1,834        1,569        1,301        2,239        2,668        2,373
   Interest ..................................       2,184        2,869        5,542       10,086        5,934       17,404
Impairment of oil and gas properties .........         -            -         29,150(2)       -            -            -
                                                 ---------    ---------    ---------    ---------    ---------    ---------
            Total expenses ...................      19,436       17,887       51,799       44,868       55,566      101,949
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and extraordinary item .       2,825         (288)     (29,425)      26,087       33,778       42,364
   Provision for income taxes ................         -            -            -            -        (11,622)     (14,627)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) from continuing operations
  before extraordinary item ..................       2,825         (288)     (29,425)      26,087       22,156       27,737
   Preferred stock dividends .................        (173)        (818)      (1,908)      (2,021)        (410)        (410)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) from continuing operations
  attributable to common stock before
  extraordinary item .........................       2,652       (1,106)     (31,333)      24,066       21,746       27,327
   Income from discontinued operations .......          89          229        3,264        1,866          -            -
   Extraordinary loss ........................        (417)        (615)         -            -            -            -
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to common stock   $   2,324    $  (1,492)   $ (28,069)   $  25,932    $  21,746    $  27,327
                                                 =========    =========    =========    =========    =========    =========
Weighted average shares outstanding:
   Basic .....................................      10,402       12,065       12,546       15,449       24,186       24,186
                                                 =========    =========    =========    =========    =========    =========
   Diluted....................................      11,616                                 21,199       26,008       26,008
Basic earnings per share:                        =========                              =========    =========    =========
   Net income (loss) from continuing operations
     before extraordinary item................   $    0.25    $   (0.09)   $   (2.50)   $    1.56    $    0.90    $    1.13
   Net income (loss)  after extraordinary item        0.22        (0.12)       (2.24)        1.68         0.90         1.13
Diluted earnings per share:
   Net income (loss) from continuing operations
     before extraordinary item.................  $    0.24                              $    1.23    $    0.85    $    1.07
   Net income (loss) after extraordinary item..       0.21                                   1.32         0.85         1.07
Other Financial Data:
EBITDA(3)......................................  $  13,754    $   9,931    $  13,646    $  54,878    $  68,757    $ 116,521
Ratio of EBITDA to interest expense............        6.3          3.5          2.5          5.4         11.3          6.1
                                                                     As of December 31,
                                                                     ------------------
                                                     1993         1994         1995         1996         1997
                                                     ----         ----         ----         ----         ----
Balance Sheet Data:                                                      (In thousands)
   Cash and cash equivalents.....................$      755   $    3,425   $    1,917   $   16,162   $   14,504
   Property and equipment, net...................    66,068       77,989      102,116      185,928      410,781
   Total assets..................................    74,095       91,571      120,099      222,002      456,800
   Total debt....................................    21,930       37,932       71,811       80,108      260,000
   Stockholders' equity..........................    27,646       41,205       30,128      118,216      124,594
(1)Includes lease operating costs and production and ad valorem taxes.
(2)Represents  the  impairment  provision for the adoption of a new accounting  standard  regarding the carrying value of long-lived assets.
(3) EBITDA means income  (loss) from  continuing  operations  before  income  taxes,  plus  interest,  depreciation,  depletion  and amortization,  exploration  expense and impairment of oil and gas  properties.  EBITDA is a financial  measure  commonly used in the
Company's  industry and should not be  considered  in isolation or as a substitute  for net income,  cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     General

     The Company's results of operations have been significantly affected by its success in acquiring producing oil and natural gas properties. Fluctuations in oil and natural gas prices have also influenced the Company's financial results. Relatively minor movements in oil and natural gas prices can lead to a change in the Company's results of operations and cash flow and could have an impact on the Company's borrowing base under the Company's bank credit facility. Based on the 1997 operating results, a change in the average natural gas price realized by the Company of $0.10 per Mcf would result in a change in net income attributable to common stock of approximately $1.4 million, or $0.05 per share (on an as diluted basis). A change in the average oil price realized by the Company of $1.00 per barrel would result in a change in net income attributable to common stock of approximately $831,000, or $ 0.03 per share (on an as diluted basis).

     The following table reflects certain summary operating data for the periods presented:

                                                   Year Ended December 31,
                                                    -----------------------
                                                                                     Pro Forma
                                         1995           1996            1997           1997
                                         ----           ----            ----           ----
Net Production Data:
   Oil (MBbls)                              356            952          1,343          3,097
   Natural gas (MMcf)                     9,297         19,427         22,860         30,956
 Average Sales Price:
   Oil (per Bbl)                         $16.81         $21.96         $19.47         $19.80
   Natural gas (per Mcf)                   1.73           2.47           2.73           2.66
   Average equivalent price (per Mcfe)     1.93           2.74           2.87           2.90
 Expenses ($ per Mcfe):
   Oil and gas operating(1)              $ 0.65         $ 0.55         $ 0.58         $ 0.51
   General and administrative              0.11           0.09           0.09           0.05
   Depreciation, depletion and
     amortization(2)                       0.72           0.72           0.84           1.09

 Cash Margin ($ per Mcfe)(3)             $ 1.17         $ 2.10         $ 2.20         $ 2.34


 (1) Includes lease operating costs and production and ad valorem taxes.

 (2) Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.

 (3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Average oil and natural gas prices received by the Company generally fluctuate with changes in the posted prices for oil and spot market prices for natural gas. In prior years, the Company has entered into price swap agreements to reduce its exposure to natural gas price fluctuations. In 1995, the Company hedged approximately 25% of its natural gas production and realized a 5% higher average gas price than it otherwise would have without hedging. In 1996, the Company hedged approximately 15% of its natural gas production and realized a 2% lower gas price than it otherwise would have without hedging. The Company did not hedge any production in 1997. As of March 12, 1998, the Company does not have any commodity price hedges in place.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Oil and gas sales increased $19.6 million (28%) to $88.6 million for 1997 from $68.9 million in 1996 due primarily to a 18% increase in natural gas production and a 41% increase in oil production as well as higher natural gas prices. The production increases related primarily to production from the Black Stone Acquisition, which closed in May 1996 and the Bois d' Arc Acquisition which closed in December 1997. The Company's average gas price increased 11% and its average oil price decreased 11% during 1997 as compared to 1996.

     Other income increased  $111,000 (19%) to $704,000 in 1997 from $593,000 in
1996 due primarily to additional interest income earned on an increased level of short-term cash deposits in 1997.

     Oil and gas operating expenses, including production taxes, increased $4.1 million (29%) to $17.9 million in 1997 from $13.8 million in 1996 due primarily to the 23% increase in oil and natural gas production (on an Mcfe basis) resulting primarily from the acquisitions in 1996 and 1997. Oil and gas operating expenses per Mcfe produced increased 5% to $0.58 in 1997 from $0.55 in 1996 due primarily to increases in production taxes and ad valorem taxes which were related to the higher gas prices received in 1997.

     General and administrative expenses increased $429,000 (19%) to $2.7 million in 1997 from $2.2 million in 1996. The increase related to increased general corporate expenses associated with the increased size of the Company's operations.

     Depreciation, depletion and amortization ("DD&A") increased $8.0 million (44%) to $26.2 million in 1997 from $18.3 million in 1996 due to the 23% increase in oil and natural gas production (on a Mcfe basis). Oil and gas property DD&A per Mcfe produced of $0.84 in 1997 increased from $0.72 in 1996 due to the higher costs of the acquisitions closed in 1996 and 1997.

     Interest expense decreased $4.2 million (41%) to $5.9 million for 1997 from $10.1 million for 1996 due primarily to a decrease in the average outstanding advances under the Company's bank credit facility. The average annual interest rate paid under the Company's bank credit facility also decreased to 6.6% in 1997 as compared to 8.1% in 1996.

     The Company provided for income taxes of $11.6 million for 1997 using an estimated effective tax rate of 34%. No provision for income taxes was made in 1996 due to the availability of previously unrecognized tax assets relating to net operating loss carryforwards.

     The Company reported net income of $21.7 million, after preferred stock dividends of $410,000, for the year ended December 31, 1997, as compared to a net income of $24.1 million from continuing operations, after preferred stock dividends of $2.0 million, for the year ended December 31, 1996.

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

     During 1996, the Company sold certain of its non-strategic oil and gas properties for cash proceeds of $9.0 million. The sales resulted in a gain of approximately $1.4 million.

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

     DD&A increased $9.9 million (118%) to $18.3 million in 1996 from $8.4 million in 1995 due to the 120% increase in oil and natural gas production (on an Mcfe basis). Oil and gas property DD&A per Mcfe produced of $0.72 in 1996 remained unchanged from $0.72 in 1995.

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

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flows, debt and equity financings and asset dispositions. Net cash flows provided by operating activities totaled $84.3 million for the year ended December 31, 1997, a substantial increase from 1996 of $45.9 million. In addition to operating cash flow, the primary sources of funds for the Company in 1997 were aggregate borrowings of $295.0 million and proceeds from the sale of assets of $5.1 million.

     The Company's primary needs for capital, in addition to funding of ongoing operations, are for the acquisition, development and exploration of oil and gas properties, and the repayment of principal and interest on debt. In 1997, the Company repaid $115.1 million of indebtedness, repurchased common stock for $16.1 million and made capital expenditures of $254.8 million.

     During 1997, the Company completed three significant transactions which were all funded by borrowings under the Company's bank credit facility. In May and December 1997, the Company closed two acquisitions of producing oil and gas properties for a total of $221.0 million. On August 20, 1997, the holders of the Company's Series 1995 Convertible Preferred Stock converted all of the shares of the Series 1995 Convertible Preferred Stock into 1,345,373 shares of the Company's common stock. The conversion of the Series 1995 Convertible Preferred Stock into common stock reduced the dividends which would have been paid on the preferred stock by $645,000 per annum. On August 20, 1997, the Company repurchased the 1,345,373 shares of common stock from the former preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million.

     The Company's annual capital expenditure activity is summarized as follows:

                                               Year Ended December 31,
                                           1995         1996         1997
                                           ----         ----         ----
                                                   (In thousands)

Acquisition of oil and gas properties     $56,081      $100,446     $220,054
Other leasehold costs                          12            93        2,304
Workovers and recompletions                 2,152         2,972        2,517
Development drilling                        1,514         7,964       22,765
Exploratory drilling                         -              436        6,043
Other                                       2,050            51        1,160
                                          -------      --------     --------
     Total                                $61,809      $111,962     $254,843
                                          =======      ========     ========

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company spent $3.6 million, $11.5 million and $33.6 million on development and exploration activities in 1995, 1996 and 1997, respectively. The Company currently anticipates spending approximately $35.0 million on development projects in 1998 and $20.0 million for exploration projects in 1998. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions. The Company anticipates that such sources will be sufficient to fund the expected 1998 development and exploration expenditures.

     The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of forthcoming acquisition activities. The Company intends to use borrowings under the Company's bank credit facility or other debt or equity financing to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     The Company's bank credit facility consists of a $290.0 million revolving credit commitment provided by a syndicate of ten banks for which The First National Bank of Chicago serves as agent. Indebtedness under the credit facility is secured by substantially all of the Company's assets. The Company's bank credit facility is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. As of December 31, 1997, the borrowing base was $290.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.625% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.5%, depending in each case on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.2% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of December 31, 1997, of all outstanding indebtedness under the Company's bank credit facility was approximately 7.3%. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

Federal Taxation

     At December 31, 1997, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $6.3 million. The NOL carryforwards expire from 2005 through 2010. The value of these carryforwards depends on the ability of the Company to generate federal taxable income and to utilize the carryforwards to reduce such income.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

ITEM 8.       FINANCIAL STATEMENTS

     The Consolidated Financial Statements for Comstock Resources, Inc. and Subsidiaries are included on pages F-1 to F-19 of this report.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

                                     PART IV

ITEM 14.      EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     The following exhibits are included on pages E-1 to E-74 of this report.


Exhibit No.                               Description
------------   -----------------------------------------------------------------
3.1(a)         Restated  Articles of Incorporation of the Company  (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form
               10-K").

3.1(b) Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

10.1(a)* Credit Agreement dated as of December 9, 1997, between the Company, the Banks Party thereto and The First National Bank of Chicago, as agent and Bank One, Texas, N.A., as Documentation Agent.

10.2# Employment Agreement dated May 15, 1997, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3# Employment Agreement dated May 15, 1997, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4# Change in Control Employment Agreement dated May 15, 1997 between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

Exhibit No.                             Description
----------     -----------------------------------------------------------------
10.5#          Change in Control Employment Agreement dated May 15, 1997 between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.6(a)# Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.6(b)# Amendment No. 1 to the Comstock Resources, Inc. 1991 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.7# Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.8# Form of Restricted Stock Agreement, dated April 2, 1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.9 Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al
               (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10* Warrant Agreement dated December 9, 1997 by and between the Company and Bois d' Arc Resources.

10.11* Joint Exploration Agreement dated December 8, 1997 by and between the Company and Bois d' Arc Resources.

10.12 Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13 Office Lease Agreement dated August 12, 1997 between the Company and Briar Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

21*            Subsidiaries of the Company.

23*            Consent of Arthur Andersen LLP.

27*            Financial  Data Schedule for the twelve months ended December 31,
               1997.

*Filed herewith.
# Management contract or compensatory plan document.


     Reports on Form 8-K:

     The following Form 8-K Reports filed subsequent to September 30, 1997 to the date of this report:

    Date Filed          Item               Description
    ----------          ----               -----------

 December 12, 1997       2      Acquisition of Bois d' Arc Resources properties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMSTOCK RESOURCES, INC.


                                     By:/s/M. JAY ALLISON
                                     ----------------------
                                           M. Jay Allison
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
Date:  March 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/M. JAY ALLISON         President, Chief Executive Officer and  March 12, 1998
----------------------
M. Jay Allison            Chairman of the Board of Directors
                          (Principal Executive Officer)


/s/ROLAND O. BURNS        Senior Vice President, Chief Financial  March 12, 1998
----------------------
Roland O. Burns           Officer, Secretary and Treasurer
                          (Principal Financial and
                           Accounting Officer)


/s/RICHARD S. HICKOK      Director                                March 12, 1998
----------------------
Richard S. Hickok


/s/FRANKLIN B. LEONARD    Director                                March 12, 1998
----------------------
Franklin B. Leonard


/s/CECIL E. MARTIN, JR.   Director                                March 12, 1998
----------------------
Cecil E. Martin, Jr.


/s/DAVID W. SLEDGE        Director                                March 12, 1998
----------------------
David W. Sledge

                      CONSOLIDATED FINANCIAL STATEMENTS OF
                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX



Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997.................F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1995, 1996 and 1997.....................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1995, 1996 and 1997.....................................F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1995, 1996 and 1997.....................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the impairment of long-lived assets in the fourth quarter of 1995.



                                               ARTHUR ANDERSEN LLP



Dallas, Texas,
February 19, 1998

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1996 and 1997

                                     ASSETS

                                                             December 31,
                                                             ------------
                                                           1996         1997
                                                           ----         ----
                                                             (In thousands)

Cash and Cash Equivalents...............................$  16,162    $  14,504
Accounts Receivable:
  Oil and gas sales ....................................   17,309       24,509
  Joint interest operations ............................    2,188        6,732
Other Current Assets ...................................      174          172
                                                        ---------    ---------
          Total current assets .........................   35,833       45,917
Property and Equipment:
  Unevaluated oil and gas properties ...................      -         30,291
  Oil and gas properties, successful
    efforts method .....................................  239,671      456,606
  Other ................................................      401        1,561
  Accumulated depreciation, depletion
    and amortization ...................................  (54,144)     (77,677)
                                                        ---------    ---------
          Net property and equipment ...................  185,928      410,781
Other Assets ...........................................      241          102
                                                        ---------    ---------
                                                        $ 222,002    $ 456,800
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-Term Debt.......................$     108    $     -
Accounts Payable and Accrued Expenses ..................   22,773       56,184
                                                        ---------    ---------
          Total current liabilities ....................   22,881       56,184
Long-Term Debt, less current portion ...................   80,000      260,000
Deferred Taxes Payable .................................      -         11,207
Reserve for Future Abandonment Costs ...................      905        4,815
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
    authorized,706,323 shares outstanding
    at December 31, 1996 ...............................    7,063          -
  Common stock--$0.50 par, 50,000,000 shares
    authorized, 24,101,430 and 24,208,785
    shares outstanding at December 31, 1996
    and 1997, respectively .............................   12,051       12,104
  Additional paid-in capital ...........................  118,647      110,273
  Retained earnings (deficit) ..........................  (19,512)       2,234
  Less: Deferred compensation-restricted
    stock grants .......................................      (33)         (17)
                                                        ---------    ---------
          Total stockholders' equity ...................  118,216      124,594
                                                        ---------    ---------
                                                        $ 222,002    $ 456,800
                                                        =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1996 and 1997

                                                       1995        1996        1997
                                                       ----        ----        ----
                                                          (In thousands, except
                                                            per share amounts)
Revenues:
  Oil and gas sales.................................$  22,091    $ 68,915    $ 88,555
  Gain on sales of property ........................       19       1,447          85
  Other income .....................................      264         593         704
                                                    ---------    --------    --------
          Total revenues ...........................   22,374      70,955      89,344
                                                    ---------    --------    --------
Expenses:
  Oil and gas operating ............................    7,427      13,838      17,919
  Exploration ......................................      -           436       2,810
  Depreciation, depletion and amortization .........    8,379      18,269      26,235
  General and administrative, net ..................    1,301       2,239       2,668
  Interest .........................................    5,542      10,086       5,934
  Impairment of oil and gas properties .............   29,150         -           -
                                                    ---------    --------    --------
          Total expenses ...........................   51,799      44,868      55,566
                                                    ---------    --------    --------
Income (loss) from continuing operations
     before income taxes ...........................  (29,425)     26,087      33,778
Provision for income taxes .........................      -           -       (11,622)
                                                    ---------    --------    --------
Net income (loss) from continuing operations .......  (29,425)     26,087      22,156
Preferred stock dividends ..........................   (1,908)     (2,021)       (410)
                                                    ---------    --------    --------
Net income (loss) from continuing operations
     attributable to common stock ..................  (31,333)     24,066      21,746
Income from discontinued gas gathering,
     processing and marketing operations
     including gain on disposal ....................    3,264       1,866        -
                                                    ---------    --------    --------
Net income (loss) attributable to common stock......$ (28,069)   $ 25,932    $ 21,746
                                                    =========    ========    ========

Net income (loss) per share:
  Basic -
     Net income (loss) per share from
           continuing operations....................$  (2.50)    $   1.56    $   0.90
                                                    ========     ========    ========
     Net income (loss) per share....................$  (2.24)    $   1.68    $   0.90
                                                    ========     ========    ========
  Diluted -
     Net income (loss) per share from
           continuing operations...................              $   1.23    $   0.85
                                                                 ========    ========
     Net income (loss) per share...................              $   1.32    $   0.85
                                                                 ========    ========
Weighted average shares outstanding:
          Basic....................................   12,546       15,449      24,186
                                                      ======       ======      ======
          Diluted..................................                21,199      26,008
                                                                   ======      ======


        The accompanying notes are an integral part of these statements.

                                       F-4

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1995, 1996 and 1997


                                                                                         Deferred
                                                             Additional    Retained    Compensation-
                                   Preferred     Common       Paid-In      Earnings     Restricted
                                     Stock        Stock       Capital     (Deficit)    Stock Grants    Total
                                     -----        -----       -------     ---------    ------------    -----
                                                                (In thousands)
Balance at December 31, 1994 ...   $  16,000    $   6,171    $  36,524    $ (17,375)   $    (115)   $  41,205
   Issuance of preferred stock .      15,000         -            -            -            -          15,000
   Issuance of common stock ....        -             292        1,659         -            -           1,951
   Restricted stock grants .....        -            -            -            -             41            41
   Net loss attributable to
     common stock ..............        -            -            -         (28,069)        -         (28,069)
                                   ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1995 ...      31,000        6,463       38,183      (45,444)        (74)       30,128
                                   ---------    ---------    ---------    ---------    ---------    ---------
   Conversion of preferred stock     (23,937)       2,506       21,431         -            -            -
   Issuance of common stock ....        -           3,082       59,033         -            -          62,115
   Restricted stock grants .....        -            -            -            -             41            41
   Net income attributable to
     common stock ..............        -            -            -          25,932         -          25,932
                                   ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1996 ...       7,063       12,051      118,647      (19,512)         (33)     118,216
                                   ---------    ---------    ---------    ---------    ---------    ---------
   Conversion of preferred stock      (7,063)         673        6,390         -            -            -
   Issuance of common stock ....        -              53          708         -            -             761
   Repurchase of common stock ..        -            (673)     (15,472)        -            -         (16,145)
   Restricted stock grants .....        -            -            -            -             16            16
   Net income attributable to
     common stock ..............        -            -            -          21,746         -          21,746
                                   ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1997 ...   $    -       $  12,104    $ 110,273    $   2,234    $     (17)   $ 124,594
                                   =========    =========    =========    =========    =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 1995, 1996 and 1997

                                                                 1995         1996        1997
                                                                 ----         ----        ----
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ........................................$ (26,161)   $  27,953    $  22,156
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Compensation paid in common stock ......................      154          196          129
      Depreciation, depletion and amortization ...............    8,613       18,642       26,235
      Impairment of oil and gas properties ...................   29,150         -            -
      Deferred income taxes ..................................     -            -          11,363
      Deferred revenue .......................................      430         (430)        -
      Exploration ............................................     -             436        2,810
      Gain on sales of property ..............................   (2,608)      (2,265)         (85)
                                                              ---------    ---------    ---------
        Working capital provided by operations ...............    9,578       44,532       62,608
      Increase in accounts receivable ........................   (6,272)      (4,764)     (11,744)
      Decrease in other current assets .......................       79           86            2
      Increase in accounts payable and accrued expenses ......    5,022        6,065       33,411
                                                              ---------    ---------    ---------
        Net cash provided by operating activities ............    8,407       45,919       84,277
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ......................    3,085        9,016        5,079
      Proceeds from sale of discontinued operations ..........     -           3,036         -
      Capital expenditures and acquisitions ..................  (61,809)    (111,962)    (254,843)
                                                              ---------    ---------    ---------
        Net cash used for investing activities ...............  (58,724)     (99,910)    (249,764)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings .............................................   58,404      172,150      295,000
      Proceeds from preferred stock issuances ................   15,000         -            -
      Proceeds from common stock issuances ...................       25       61,503          507
      Repurchase of common stock .............................     -            -         (16,145)
      Stock issuance costs ...................................      (95)        (863)         (15)
      Principal payments on debt .............................  (24,525)    (163,853)    (115,108)
      Dividends paid on preferred stock ......................     -            (701)        (410)
                                                              ---------    ---------    ---------
        Net cash provided by financing activities ............   48,809       68,236      163,829
                                                              ---------    ---------    ---------
          Net increase (decrease) in cash and cash equivalents   (1,508)      14,245       (1,658)
          Cash and cash equivalents, beginning of year .......    3,425        1,917       16,162
                                                              ---------    ---------    ---------
          Cash and cash equivalents, end of year .............$   1,917    $  16,162    $  14,504
                                                              =========    =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Business and Organization

     Comstock Resources, Inc., a Nevada corporation (together with its subsidiaries, the "Company"), was formed in 1919 as Comstock Tunnel and Drainage Company. In 1987, the Company's name was changed to Comstock Resources, Inc. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

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

     Oil and Gas Properties

     The Company follows the successful efforts method of accounting for its oil and gas operations. Under this method, costs of productive wells, development dry holes and productive leases are capitalized and amortized on a unit-of-production basis over the life of the remaining related oil and gas reserves. Cost centers for amortization purposes are determined on a field area basis. The estimated future costs of dismantlement, restoration and abandonment are accrued as part of depreciation, depletion and amortization expense and included in the accompanying Consolidated Balance Sheets as Reserve for Future Abandonment Costs.

     Oil and gas leasehold costs are capitalized. Unproved oil and gas properties with significant acquisition costs are periodically assessed and any impairment in value is charged to expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves.

     Prior to 1995, the Company periodically reviewed the carrying value of its proved oil and gas properties for impairment in value on a company-wide basis by comparing the capitalized costs of proved oil and gas properties with the undiscounted future cash flows after income taxes attributable to proved oil and gas properties. In 1995, the Company adopted the Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 121 requires the Company to assess the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. In connection with the adoption of SFAS 121, the Company provided an impairment of $29,150,000 in 1995. No impairment was required in 1996 or 1997.

     Other Property and Equipment

     Other property and equipment of the Company consists primarily of work boats, a gas gathering system, computer equipment, and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

     Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". This new standard simplifies the method for computing earnings per share whereby the Company will report basic earnings per share without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earning per share with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for 1995, 1996 and 1997 were determined as follows:

                                                                  For the Year Ended December 31,
                                                 1995                           1996                           1997
                                     ---------------------------    ---------------------------    ---------------------------
                                                            Per                            Per                            Per
                                      Income    Shares     Share     Income    Shares     Share     Income    Shares     Share
                                     -------    ------    ------    -------    ------    ------    -------    ------    ------
                                                            (In thousands, except per share amounts)
Basic Earnings Per Share:
   Income (Loss) from
     Continuing Operations          $(29,425)   12,546             $ 26,087     15,449             $ 22,156    24,186
   Less Preferred Stock
     Dividends                        (1,908)     -                  (2,021)      -                    (410)     -
                                    --------    ------             --------     ------             --------    ------
   Net Income Available
   to Common Stockholders           $(31,333)   12,546    $(2.50)    24,066     15,449   $ 1.56      21,746    24,186    $ 0.90
                                    ========    ======    ======                         ======                          ======
Diluted Earnings Per Share:
   Effect of Dilutive Securities:
     Stock Options                                                     -           922                  -         967
     Convertible Preferred Stock                                      2,021      4,828                  410       855
                                                                   --------     ------             --------    ------
   Net Income Available to
     Common Stockholders and
       Assumed Conversions                                         $ 26,087     21,199    $ 1.23   $ 22,156    26,008    $ 0.85
                                                                   ========     ======    ======   ========    ======    ======


     Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following is a summary of all significant noncash investing and financing activities:

                                             For the Year Ended December 31,
                                             -------------------------------
                                         1995             1996             1997
                                         ----             ----             ----
                                                     (In thousands)

 Common stock issued in payment of
        preferred stock dividends       $1,908           $1,320           $  -
 Common stock issued for compensation      113              154              113

     The Company made cash payments for interest of $5,836,000, $9,934,000 and $5,112,000 in 1995, 1996 and 1997, respectively. The Company made cash payments for income taxes of $300,000 in 1997.

(3)  Acquisitions of Oil and Gas Properties

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

     On May 7, 1997, the Company purchased certain producing oil and gas properties located in the Lisbon field in Claiborne Parish, Louisiana for a net purchase price of $20.1 million. The acquisition included interests in 13 wells (7.1 net wells) and approximately 6,400 gross acres.

     On December 9, 1997, the Company acquired interests in certain offshore Louisiana oil and gas properties as well as interests in undeveloped oil and gas leases for $200.9 million from Bois d' Arc Resources ("Bois d' Arc") and certain affiliates and working interest partners of Bois d' Arc. The Company acquired interests in 43 wells (29.6 net wells) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition includes interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. Approximately $30.2 million of the purchase price is attributed to the undrilled prospects and $1.0 million of the purchase price is attributed to other assets.

     The 1996 and 1997 acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations as if the acquisitions consummated in 1996 and in 1997 had been closed on January 1, 1996. Future results may differ substantially from pro forma results due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.

                                                        Unaudited
                                                  1996              1997
                                               Pro Forma         Pro Forma
                                               ---------         ---------
                                        (In thousands, except per share amounts)

Total Revenues                                  $ 126,896        $  144,313
Net income from continuing operations
  attributable to common stock                     31,271            27,327
Net income from continuing operations
  per share:
     Basic                                           2.02              1.13
     Diluted                                         1.57              1.07

(4)  Sale of Oil and Gas Properties

     The Company  sold certain oil and gas  properties  for  approximately  $9.0 million and $5.1 million in 1996 and 1997, respectively. The properties sold were non-strategic assets to the Company. Gains from the property sales of $1.4 million and $85,000 are included in the accompanying Consolidated Statements of Operations for 1996 and 1997, respectively.

(5)  Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:

     Capitalized Costs                                     As of December 31,
                                                          1996          1997
                                                          ----          ----
                                                             (In thousands)

 Proved properties                                     $ 239,671     $ 456,606
 Unproved properties                                        -           30,291
 Accumulated depreciation, depletion and amortization    (53,953)      (77,414)
                                                       ---------     ---------
                                                       $ 185,718     $ 409,483
                                                       =========     =========

       Costs Incurred
                                              Year Ended December 31,
                                              -----------------------
                                     1995             1996              1997
                                     ----             ----              ----

                                                  (In thousands)

  Property acquisitions:
      Proved properties            $  56,093          $ 100,539      $ 190,708
      Unproved properties               -                  -            31,650
  Development costs                    3,666             10,936         25,282
  Exploration costs                     -                   436          6,043
                                   ---------          ---------      ---------
                                   $  59,759          $ 111,911      $ 253,683
                                   =========          =========      =========

     The following presents the results of operations of oil and gas producing activities for the three years in the period ended December 31, 1997:

                                                 1995        1996         1997
                                                 ----        ----         ----
                                                        (In thousands)

Oil and gas sales                              $ 22,091    $ 68,915    $ 88,555
Production costs                                 (7,427)    (13,838)    (17,919)
Exploration                                        -           (436)     (2,810)
Depreciation, depletion and amortization         (8,277)    (18,162)    (26,111)
Impairment of oil and gas properties            (29,150)       -           -
                                               --------    --------    --------
Operating income (loss)                         (22,763)     36,479      41,715
Income tax expense                                 -           -        (14,353)
                                               --------    --------    --------
Results of operations (excluding general
  and administrative and interest expenses)    $(22,763)   $ 36,479    $ 27,362
                                               ========    ========    ========
(6)  Long-Term Debt

     Total debt at December 31, 1996 and 1997 consists of the following:

                                                      1996                1997
                                                      ----                ----
                                                           (In thousands)

Bank Credit Facility                               $  80,000           $ 260,000
Other                                                    108                 -
                                                      80,108             260,000
Less current portion                                    (108)                -
                                                   ---------           ---------
                                                   $  80,000           $ 260,000
                                                   =========           =========

     In connection with the oil and gas property acquisition closed in December 1997, the Company entered into a $290.0 million revolving credit facility with a syndication of ten banks in which The First National Bank of Chicago serves as agent, (the "Bank Credit Facility"). The Company financed the acquisition and refinanced $77.0 million outstanding under its existing credit facility with borrowings under the Bank Credit Facility. The Bank Credit Facility matures on December 9, 2002.

     As of December 31, 1997, the Company had $260.0 million outstanding under the Bank Credit Facility. Borrowings under the Bank Credit Facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at December 31, 1997 was $290.0 million. Amounts outstanding under the Bank Credit Facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 0.5% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 0.625% to 1.5% depending upon the utilization of the available borrowing base. As of December 31, 1997, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.3% per annum. In addition, the Company incurs a commitment fee of 0.2% to 0.375% on the unused portion of the borrowing base depending upon the utilization of the available borrowing base.

(7)  Lease Commitments

     The Company rents office space under certain noncancellable leases. Minimum future payments under the leases are as follows:

                                           (In thousands)

               1998                              $350
               1999                               598
               2000                               421
               2001                               421
               2002                               421

(8)  Stockholders' Equity

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

     On June 19, 1995, the Company sold 1,500,000 shares of its Series 1995 Convertible Preferred Stock, $10 par value per share (the "Series 1995 Preferred"), in a private placement for $15.0 million. Dividends were payable at the quarterly rate of $0.225 on each outstanding share (9% per annum of the par value). On December 2, 1996, holders of 793,677 shares of the Series 1995 Preferred converted their preferred shares into 1,511,761 shares of common stock of the Company. On August 20, 1997, the holders of the Series 1995 Preferred converted all of the remaining shares of the Series 1995 Preferred, $10 par value, into 1,345,373 shares of common stock of the Company.

     Common Stock

     Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of common stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, the Company issued 27,815, 37,117, and 9,256 shares of common stock in 1995, 1996 and 1997, respectively, in payment of fees aggregating $113,000, $154,000, and $113,000 for 1995, 1996 and 1997, respectively.

     Each of the Company's formerly outstanding preferred stock series provided that the Company could issue common stock in lieu of cash for payment of quarterly dividends. The Company issued 546,046 and 249,453 shares of common stock in 1995 and 1996, respectively, in payment of dividends on its preferred stock of $1,908,000 and $1,320,000 in 1995 and 1996, respectively. No shares were issued in lieu of cash dividends in 1997.

     On December 2, 1996, the Company completed a public offering of 5,795,000 shares of common stock of which 4,000,000 (4,869,250 including the over-allotment option which was exercised on December 12, 1996) shares were sold by the Company and 1,795,000 shares were sold by certain stockholders. Net proceeds to the Company, after the underwriting discount and other expenses, were approximately $57.0 million and were used to reduce indebtedness under the Company's bank credit facility.

     On August 20, 1997, the Company repurchased the 1,345,373 shares of common stock held by former Series 1995 Preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million.

     During 1996, options and warrants to purchase common stock of the Company were exercised at prices ranging from $2.00 to $5.75 per share for 1,007,177 shares of common stock yielding net proceeds to the Company of approximately $3.6 million. During 1997, options to purchase common stock of the Company were exercised at prices ranging from $3.00 to $6.56 per share for 98,100 shares of common stock yielding net proceeds to the Company of $507,000.

     Stock Options and Warrants

     On July 16, 1991, the Company's stockholders approved the 1991 Long-Term Incentive Plan (the "Incentive Plan") for the Company's management including officers, directors and managerial employees. The Incentive Plan authorizes the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of the Company. On May 15, 1996, the Company's stockholders approved an amendment to the Incentive Plan increasing the shares to be awarded by 1,240,000. As of December 31, 1997, the Incentive Plan provided for future awards of stock options or restricted stock grants of up to 454,963 shares of common stock plus 10% of any future issuances of common stock.

     The following table summarizes stock option activity during 1995, 1996 and 1997 under the Incentive Plan:
                                                                      Weighted
                                                                       Average
                                     Number of        Exercise        Exercise
                                       Shares           Price           Price
                                       ------           -----           -----

Outstanding at January 1, 1995         704,250     $2.00 to $3.00        $2.18
         Granted                        97,500          $3.00            $3.00
         Exercised                     (10,000)         $2.50            $2.50
                                     ---------
Outstanding at December 31, 1995       791,750     $2.00 to $3.00        $2.27
         Granted                     1,933,000     $4.81 to $11.00       $9.31
         Exercised                    (113,250)    $2.00 to $4.81        $3.06
         Forfeited                     (10,000)         $6.56            $6.56
                                     ---------
Outstanding at December 31, 1996     2,601,500     $2.00 to $11.00       $7.45
         Granted                       667,000     $9.63 to $12.38      $12.00
         Exercised                     (50,000)    $3.00 to $6.56        $5.33
                                     ---------
Outstanding at December 31, 1997     3,218,500     $2.00 to $12.38       $8.43
                                     =========
Exercisable at December 31, 1997     1,408,500     $2.00 to $11.00       $4.77
                                     =========

     The following table summarizes information about Incentive Plan stock options outstanding at December 31, 1997:

                          Number of          Weighted Average         Number of
                           Shares             Remaining Life           Shares
  Exercise Price         Outstanding              (Years)            Exercisable
  --------------         -----------              -------            -----------

       $2.00                471,000                 3.2                447,000
       $2.50                 85,000                 1.5                 76,000
       $3.00                155,000                 2.1                155,000
       $4.81                264,000                 3.6                264,000
       $6.56                250,000                 4.1                250,000
       $9.63                 90,000                 4.6                 90,000
      $11.00              1,326,500                 7.6                126,500
      $12.38                577,000                 7.4                   -
                          ---------                 ---              ---------
                          3,218,500                 5.8              1,408,500
                          =========                 ===              =========

     The Company accounts for the stock options issued under the Incentive Plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company's net income and earnings per share from continuing operations would have been reduced to the following pro forma amounts:

                                                1995        1996        1997
                                                ----        ----        ----
                                        (In thousands, except per share amounts)

 Net income (loss) from
   continuing operations:    As Reported     $(31,333)    $ 24,066    $ 21,746
                             Pro Forma       $(31,498)    $ 20,296    $ 18,633
 Basic earnings per share:   As Reported     $  (2.50)    $   1.56    $   0.90
                             Pro Forma       $  (2.51)    $   1.31    $   0.77
 Diluted earnings per share: As Reported                  $   1.23    $   0.85
                             Pro Forma                    $   0.96    $   0.72

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996, and 1997, respectively: average risk-free interest rates of 6.38, 6.34, and 6.33 percent; average expected lives of 5.2, 7.7, and 7.3 years; average expected volatility factors of 55.7, 54.5, and 51.9; and no dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company's Incentive Plan was $1.69 in 1995, $6.20 in 1996 and $7.45 in 1997.

     The Company also has options to purchase 237,530 common shares at $5.00 per share outstanding at December 31, 1997 that were issued in connection with an oil and gas property acquisition in 1994. These options expire in 1999.

     On December 8, 1997, the Company awarded warrants to purchase up to 1,000,000 shares of the Company's common stock at $14.00 per share to Bois d' Arc in connection with a five-year joint exploration venture. The warrants become exercisable in increments of 50,000 shares upon the election by the

Company to complete a successful exploration well on a prospect generated by Bois d' Arc under the joint exploration venture. Warrants which become exercisable under the exploration venture expire on December 31, 2007. The fair value of each warrant to purchase one share of common stock is estimated at the date of grant at $9.97 using the Black-Scholes option pricing model with the assumptions: risk-free interest rate of 6.35 percent; expected life of 10.1 years; expected volatility factor of 51.9 percent; and no dividend yield. The estimated value of the warrants will be included as exploration costs for wells that are discovered under the exploration venture.

     Restricted Stock Grants

     Under the Incentive Plan, officers and managerial employees of the Company may be granted a right to receive shares of the Company's common stock without cost to the employee. The shares vest over a ten-year period with credit given for past service rendered to the Company. Restricted stock grants for 330,000 shares have been awarded under the Incentive Plan. As of December 31, 1997, 317,500 shares of such awards are vested. A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 1995, 1996 and 1997 was $41,000, $41,000, and $15,000, respectively.

(9)  Significant Customers

     During 1996 and 1997, sales to one purchaser of crude oil accounted for 17% of the Company's oil and gas sales and one purchaser of natural gas accounted for 31% and 35%, respectively, of the Company's oil and gas sales. No single purchaser accounted for more than 10% of the Company's total oil and gas sales in 1995.

(10)  Income Taxes

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1996 and 1997 were as follows:

                                              1996       1997
                                              ----       ----
                                              (In thousands)
Net deferred tax assets (liabilities):
Property and  equipment                     $ (6,399)  $(13,965)
Net  operating  loss  carryforwards
                                               6,255      2,193
Other  carryforwards                             320        565
Valuation  allowance                            (176)      -
                                            --------   --------
                                            $   -      $(11,207)
                                            ========   ========

     The following is an analysis of the consolidated income tax provisions for the year ended December 31, 1997:

                                                     (In thousands)
                  Current                              $     259
                  Deferred                                11,363
                                                       ---------
                                                       $  11,622
                                                       =========

     No income tax provision was recognized in 1995 and 1996 due to the availability of net operating loss carryforwards to offset any current or deferred income tax liabilities.

     The difference between income taxes computed using the statutory rate of 35% and the Company effective tax rate of 34% for 1997 is as follows:

                                                              (In thousands)
         Income taxes computed at federal statutory rate        $ 11,822
         Reduction in valuation allowance
              for net operating loss carryforward                   (176)
         Other                                                       (24)
                                                                --------
                                                                $ 11,622
                                                                ========

     The Company has net operating loss carryforwards of approximately $6.3 million as of December 31, 1997 for income tax reporting purposes which expire in varying amounts from 2005 to 2010.

(11)  Related Party Transactions

     The Company served as general partner of Comstock DR-II Oil & Gas Acquisition Limited Partnership ("Comstock DR-II") until December 29, 1997. For 1995, 1996 and 1997 the Company received management fees from Comstock DR-II of $87,000, $87,000 and $40,000, respectively.

     From August 1, 1995 to December 1, 1996, the Company was the managing general partner and owned a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. ("Crosstex"). The Company sold its interest in connection with the sale of its third party natural gas marketing operations (see Note 13 "Discontinued Operations"). The Company received $39,000 and $82,000 in fees for management and construction services provided to Crosstex in 1995 and 1996, respectively. In addition, Crosstex reimbursed the Company $104,000 and $228,000 for direct expenses incurred in connection with managing Crosstex in 1995 and 1996, respectively. The Company paid $158,000 and $477,000 to Crosstex for transportation of its natural gas production in 1995 and 1996, respectively.

(12)  Price Risk Management

     The Company periodically uses derivative financial instruments to manage natural gas price risk. The Company's realized gains and losses attributable to its price risk management activities are as follows:

                             1995        1996        1997
                             ----        ----        ----
                                    (In thousands)

         Realized Gains     $  913      $  509      $   -
         Realized Losses        28       1,643          -


     As of December 31, 1996 and 1997, the Company had no open derivative financial instruments held for price risk management.

(13)  Discontinued Operations

     In December 1996, the Company sold its third party natural gas marketing operations and substantially all of its related gas gathering and gas processing assets for approximately $3.0 million. The Company realized a $818,000 gain from the sale. The Company's gas gathering, processing and marketing segment is accounted for as discontinued operations in the accompanying financial statements, and accordingly, the results of the gas gathering, processing and marketing operations as well as the gain on disposal are segregated in the accompanying Consolidated Statements of Operations.

     Income for discontinued gas gathering, processing and marketing operations included in the Consolidated Statements of Operations is comprised of the following:

                                                     Year Ended December 31,
                                                      1995             1996
                                                      ----             ----
                                                          (In thousands)

     Revenues                                       $ 50,713         $ 85,398
     Operating costs                                 (49,118)         (83,168)
     Depreciation, depletion and amortization           (234)            (373)
     General and administrative, net                    (686)            (809)
     Gain on sales of property                         2,589             -
     Gain on disposal of segment                        -                 818
     Provision for income taxes                         -                -
                                                    --------         --------
     Income from discontinued operations            $  3,264         $  1,866
                                                    ========         ========


(14)  Supplementary Quarterly Financial Data (Unaudited)


                                                 First        Second        Third       Fourth        Total
                                                 -----        ------        -----       ------        -----
                                                        (In thousands, except per share amounts)
1997 -
   Total revenues............................. $  23,727    $  18,279    $  18,285    $  29,053     $ 89,344
                                               =========    =========    =========    =========     ========
   Net income attributable to common stock.... $   7,764    $   3,973    $   4,190    $   5,819     $ 21,746
                                               =========    =========    =========    =========     ========
   Net income per share:
     Basic ................................... $    0.32    $    0.16    $    0.17    $    0.24     $   0.90
                                               =========    =========    =========    =========     ========
     Diluted ................................. $    0.30    $    0.16    $    0.17    $    0.23     $   0.85
                                               =========    =========    =========    =========     ========
1996 -
   Total revenues............................. $   9,628    $  17,890    $  19,943    $  23,494     $ 70,955
                                               =========    =========    =========    =========     ========
   Net income attributable to common stock
     from continuing operations............... $   1,922    $   6,258    $   6,590    $   9,296     $ 24,066
   Net income from discontinued operations....       454          135          253        1,024        1,866
                                               ---------    ---------    ---------    ---------     --------
   Net income attributable to common stock.... $   2,376    $   6,393    $   6,843    $  10,320     $ 25,932
                                               =========    =========    =========    =========     ========
   Basic net income per share:
     Continuing operations.................... $    0.15    $    0.46    $    0.42    $    0.48     $   1.56
     Discontinued operations..................      0.03         0.01         0.01         0.05         0.12
                                               ---------    ---------    ---------    ---------     --------
     Net income per share..................... $    0.18    $    0.47    $    0.43    $    0.53     $   1.68
                                               =========    =========    =========    =========     ========
   Diluted net income per share:
     Continuing operations.................... $    0.13    $    0.33    $    0.33    $    0.42     $   1.23
     Discontinued operations..................      0.02         0.01         0.02         0.04         0.09
                                               ---------    ---------    ---------    ---------     --------
     Net income per share..................... $    0.15    $    0.34    $    0.35    $    0.46     $   1.32
                                               =========    =========    =========    =========     ========

(15)  Oil and Gas Reserves Information (Unaudited)

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

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's independent petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows at December 31, 1996 and 1997 were as follows: $24.61 and $17.24 per barrel for oil in 1996 and 1997, respectively, and $3.84 and $2.64 per Mcf for natural gas in 1996 and 1997, respectively.

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

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1995, 1996 and 1997:

                                        1995                     1996                    1997
                                        ----                     ----                    ----
                                   Oil         Gas         Oil         Gas         Oil         Gas
                                 (MBbls)     (MMcf)      (MBbls)     (MMcf)      (MBbls)     (MMcf)
                                 -------     ------      -------     ------      -------     ------
Proved Reserves:
Beginning of year                 5,119      92,840       3,779     173,165       8,994     234,444
  Revisions of previous
    estimates                    (2,843)    (18,810)        243      (5,926)     (1,202)     (7,398)
  Extensions and discoveries        -           -           613         551         263       5,566
  Purchases of minerals
    in place                      1,859     108,432       5,930     100,446      14,473      39,970
  Sales of minerals in place        -           -          (619)    (14,365)       (258)     (9,605)
  Production                       (356)     (9,297)       (952)    (19,427)     (1,343)    (22,860)
                                -------     -------     -------     -------     -------     -------
End of year                       3,779     173,165       8,994     234,444      20,927     240,117
                                =======     =======     =======     =======     =======     =======
Proved Developed Reserves:
  Beginning of year               1,504      62,827       2,562     130,375       6,953     187,247
                                =======     =======     =======     =======     =======     =======
  End of year                     2,562     130,375       6,953     187,247      16,635     188,102
                                =======     =======     =======     =======     =======     =======

                                      F-18

     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1996 and 1997:

                                                        1996             1997
                                                        ----             ----
                                                           (In thousands)
Cash Flows Relating to Proved Reserves:
  Future Cash Flows                                 $ 1,120,601     $   993,812
  Future Costs:
        Production                                     (202,722)       (217,637)
        Development                                     (47,548)        (66,418)
  Future Net Cash Flows Before Income Taxes             870,331         709,757
  Future Income Taxes                                  (239,065)       (128,983)
  Future Net Cash Flows                                 631,266         580,774
  10% Discount Factor                                  (240,844)       (162,498)
                                                    -----------     -----------
Standardized Measure of Discounted
      Future Net Cash Flows                         $   390,422     $   418,276
                                                    ===========     ===========

     The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1995, 1996 and 1997:

                                                             1995          1996        1997
                                                             ----          ----        ----
                                                                       (In thousands)

Standardized Measure, Beginning of Year                   $  78,481    $ 146,506    $ 390,422
     Net Change in Sales Price, Net of Production Costs       9,450      132,094     (188,079)
     Development Costs Incurred During the Year Which
        Were Previously Estimated                               822        5,934       10,740
     Revisions of Quantity Estimates                        (30,298)      (7,612)     (16,779)
     Accretion of Discount                                    7,874       14,829       50,292
     Changes in Future Development Costs                     13,248       (5,801)      (3,919)
     Changes in Timing and Other                             (2,590)     (13,165)     (20,347)
     Extensions and Discoveries                                 -          9,216        6,233
     Purchases of Reserves In Place                          85,706      282,150      205,583
     Sales of Reserves In Place                                 -        (10,342)     (16,450)
     Sales, Net of Production Costs                         (14,664)     (55,077)     (70,636)
     Net Changes in Income Taxes                             (1,523)    (108,310)      71,216
                                                          ---------    ---------    ---------
Standardized Measure, End of Year                         $ 146,506    $ 390,422    $ 418,276
                                                          =========    =========    =========

                                INDEX TO EXHIBITS

Exhibit No.                        Description                            Page
-----------    -------------------------------------------------------   -------
3.1(a)         Restated  Articles  of  Incorporation  of  the  Company
               (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1995 (the "1995 Form 10-K").

3.1(b) Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

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

4.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, dated December 6, 1990 (incorporated by reference to Exhibit
               4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

                                INDEX TO EXHIBITS

Exhibit No.                       Description                              Page
-----------    -------------------------------------------------------   -------
10.1(a)*       Credit Agreement dated  as of December 9, 1997, between     E-4
               the  Company,  the Banks  Party  thereto  and The First
               National Bank of Chicago, as agent and Bank One, Texas,
               N.A., as Documentation Agent.

10.2# Employment Agreement dated May 15, 1997, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997).

10.3# Employment Agreement dated May 15, 1997, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1997).

10.4# Change in Control Employment Agreement dated May 15, 1997 between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.5# Change in Control Employment Agreement dated May 15, 1997 between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.6(a)# Comstock Resources, Inc. 1991 Long-term Incentive Plan, dated as of April 1, 1991 (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1991).

10.6(b)# Amendment No. 1 to the Comstock Resources, Inc. 1991 Long- term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.7# Form of Nonqualified Stock Option Agreement, dated April 2, 1991, between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1991).

                                INDEX TO EXHIBITS

Exhibit No.                         Description                            Page
-----------    --------------------------------------------------------  -------
10.8#          Form of  Restricted  Stock  Agreement,  dated  April 2,
               1991, between the Company and certain officers of the Company (incorporated herein by reference to Exhibit
               10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

10.9 Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al (incorporated herein by reference to Exhibit
               10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10*         Warrant  Agreement,  dated  December  9,  1997  by  and     E-57
               between the Company and Bois d' Arc Resources.

10.11*         Joint Exploration Agreement, dated December 8, 1997 by      E-67
               and between the Company and Bois d' Arc Resources.

10.12 Lease Agreement, dated as of December 20, 1994, by and between the Company and Occidental Tower Corporation (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.13 Office Lease Agreement, dated August 12, 1997 between the Company and Briar Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1997).

21*            Subsidiaries of the Company.                                E-72

23*            Consent of Arthur Andersen LLP.                             E-73

27*            Financial  Data  Schedule  for the twelve  months ended     E-74
               December 31, 1997.

*Filed herewith.
# Management contract or compensatory plan document.