Form 10-Q
period 1998-03-31
COMSTOCK RESOURCES INC
filed 1998-05-14
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For The Quarter Ended March 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                          Telephone No.: (972) 701-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X   No
                          ---     ----


     The number of shares outstanding of the registrant's common stock, par value $.50, as of May 14, 1998 was 24,235,863.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX






PART I.  Financial Information                                          Page No.

  Item 1. Financial Statements

    Consolidated Balance Sheets -
         March 31, 1998 and December 31, 1997..................................4
    Consolidated Statements of Operations -
         Three Months ended March 31, 1998 and 1997............................5
    Consolidated Statement of Stockholders' Equity -
         Three Months ended March 31, 1998.....................................6
    Consolidated Statements of Cash Flows -
         Three Months ended March 31, 1998 and 1997............................7
    Notes to Consolidated Financial Statements.................................8

  Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10

PART II. Other Information

  Item 4. Submission of Matters to a Vote of Security Holders.................13
  Item 6. Exhibits and Reports on Form 8-K....................................14

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                 March 31,   December 31,
                                                                   1998          1997
                                                                ---------    ------------
                                                               (Unaudited)
                                                                     (In thousands)

Cash and Cash Equivalents ......................................$   3,435    $  14,504
Accounts Receivable:
     Oil and gas sales .........................................   15,550       24,509
     Joint interest operations .................................    3,574        6,732
Other Current Assets ...........................................    1,738          172
                                                                ---------    ---------
                Total current assets ...........................   24,297       45,917
Property and Equipment:
     Unevaluated oil and gas properties ........................   31,233       30,291
     Oil and gas properties, successful efforts method .........  463,521      456,606
     Other .....................................................    1,581        1,561
     Accumulated depreciation, depletion and amortization ......  (90,286)     (77,677)
                                                                ---------    ---------
                Net property and equipment .....................  406,049      410,781
Other Assets ...................................................       83          102
                                                                ---------    ---------
                                                                $ 430,429    $ 456,800
                                                                =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts Payable and Accrued Expenses ..........................$  23,806    $  56,184
                                                                ---------    ---------
     Total current liabilities .................................   23,806       56,184

Long-term Debt, less Current Portion ...........................  265,000      260,000
Deferred Taxes Payable .........................................   11,514       11,207
Reserve for Future Abandonment Costs ...........................    4,815        4,815
Stockholders' Equity:
   Common stock--$0.50 par, 50,000,000 shares authorized,
     24,218,863 and 24,208,785 shares outstanding at
     March 31, 1998 and December 31, 1997, respectively ........   12,109       12,104
   Additional paid-in capital ..................................  110,396      110,273
   Retained earnings ...........................................    2,804        2,234
   Less: Deferred compensation-restricted stock grants .........      (15)         (17)
                                                                ---------    ---------
     Total stockholders' equity ................................  125,294      124,594
                                                                ---------    ---------
                                                                $ 430,429    $ 456,800
                                                                =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                             1998        1997
                                                           --------    --------
                                                          (In thousands, except
                                                            per share amounts)
Revenues:
  Oil and gas sales........................................$ 25,442    $ 23,411
  Other income ............................................     116         268
  Gain on sale of properties ..............................    --            48
                                                           --------    --------
          Total revenues ..................................  25,558      23,727
                                                           --------    --------

Expenses:
  Oil and gas operating ...................................   6,321       4,649
  Exploration .............................................   1,059        --
  Depreciation, depletion and amortization ................  12,622       4,990
  General and administrative, net .........................     422         689
  Interest ................................................   4,257       1,210
                                                           --------    --------
          Total expenses ..................................  24,681      11,538
                                                           --------    --------

Income before income taxes ................................     877      12,189
Provision for income taxes ................................    (307)     (4,266)
                                                           --------    --------
Net income ................................................     570       7,923
Preferred stock dividends .................................    --          (159)
                                                           --------    --------
Net income attributable to common stock ...................     570       7,764
                                                           ========    ========

Net income per share:
          Basic............................................$    .02    $    .32
                                                           ========    ========
          Diluted..........................................$    .02    $    .30
                                                           ========    ========

Weighted average number of  common and common stock
 equivalent shares outstanding:
          Basic...........................................    24,219     24,149
                                                           =========   =========
          Diluted.........................................    25,117     26,467
                                                           =========   =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)

                                                                                       Deferred
                                                               Additional            Compensation-
                                                      Common    Paid-In    Retained   Restricted
                                                       Stock    Capital    Earnings  Stock Grants   Total
                                                     --------   --------   --------   --------    --------
                                                                    (In thousands)


Balance at December 31, 1997.........................$ 12,104   $110,273   $  2,234   $    (17)   $124,594
   Issuance of common stock .........................       5        123       --         --           128
   Restricted stock grants ..........................    --         --         --            2           2
   Net income .......................................    --         --          570       --           570
                                                     --------   --------   --------   --------    --------
Balance at March 31, 1998............................$ 12,109   $110,396   $  2,804   $    (15)   $125,294
                                                     ========   ========   ========   ========    ========














        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)



                                                                        1998        1997
                                                                      --------    --------
                                                                          (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...........................................................$    570    $  7,923
 Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Compensation paid in common stock ..................................     130         154
  Exploration ........................................................   1,059        --
  Depreciation, depletion and amortization ...........................  12,622       4,990
  Deferred income taxes ..............................................     307       4,266
  Gain on sales of property ..........................................    --           (48)
                                                                      --------    --------
    Working capital provided by operations ...........................  14,688      17,285
  Decrease in accounts receivable ....................................  12,117       2,717
  Increase in other current assets ...................................  (1,566)       (865)
  Increase (decrease) in accounts payable and accrued expenses ....... (32,378)      1,331
                                                                      --------    --------
    Net cash provided by (used for) operating activities .............  (7,139)     20,468
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of assets ......................................       6       4,994
  Capital expenditures and acquisitions ..............................  (8,936)     (7,681)
  Acquisition deposit ................................................    --        (1,051)
                                                                      --------    --------
    Net cash used for investing activities ...........................  (8,930)     (3,738)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings .........................................................  10,000        --
  Proceeds from common stock issuances ...............................    --           342
  Stock issuance costs ...............................................    --           (29)
  Principal payments on debt .........................................  (5,000)    (20,042)
  Dividends paid on preferred stock ..................................    --          (159)
                                                                      --------    --------
    Net cash provided by (used for) financing activities .............   5,000     (19,888)
                                                                      --------    --------
      Net decrease in cash and cash equivalents ...................... (11,069)     (3,158)
      Cash and cash equivalents, beginning of period .................  14,504      16,162
                                                                      --------    --------
      Cash and cash equivalents, end of period........................$  3,435    $ 13,004
                                                                      ========    ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 1998 and the related results of operations and cash flow for the three months ended March 31, 1998 and 1997.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The results of operations for the three months ended March 31, 1998 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                            For the Three Months
                                                                Ended March 31,
                                                               1998        1997
                                                             -------     -------
                                                               (In thousands)
     Cash Payments -
              Interest                                       $ 4,786     $ 1,247
              Income taxes                                       276         300

     Noncash Investing and Financing Activities -
              Common stock issued for director compensation  $   128     $   143

     Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the three months ended March 31, 1998, the Company made a provision for deferred income taxes based on an expected tax rate for 1998 of 35%.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 were determined as follows:

                                                        For the Three Months Ended March 31,
                                                  ---------------------------------------------------
                                                            1998                        1997
                                                  -----------------------     -----------------------
                                                                     Per                          Per
                                                  Income    Shares  Share     Income    Shares   Share
                                                  ------    ------  -----     ------    ------   -----
                                                        (In thousands, except per share amounts)
  Basic Earnings Per Share:
    Net Income                                   $    570   24,219            $  7,923  24,149
    Less Preferred Stock Dividends                    --       --                 (159)    --
                                                 --------  -------            --------  ------
    Net Income Available to Common Stockholders       570   24,219  $0.02        7,764  24,149   $0.32
                                                                    =====                        =====

  Diluted Earnings Per Share:
    Effect of Dilutive Securities:
      Stock Options                                 --         898               --        973
      Convertible Preferred Stock                   --       --                    159   1,345
                                                 --------  -------            --------  ------
    Net Income Available to Common Stockholders
         and Assumed Conversions                 $    570   25,117  $0.02     $  7,923  26,467   $0.30
                                                 ========  =======  =====     ========  ======   =====

(2)  LONG-TERM DEBT -

     As of March 31, 1998, the Company had $265.0 million outstanding under its bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base as of May 14, 1998 was $275.0 million. Amounts outstanding under the bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 0.05% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 0.625% to 1.5%, depending upon the utilization of the available borrowing base. As of March 31, 1998, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.1% per annum. In addition, the Company incurs a commitment fee of 0.2% to 0.375%, depending upon the utilization of the available borrowing base, on the unused portion of the borrowing base.

(3)  SUBSEQUENT EVENT -

     On May 8, 1998, the Company purchased a 33% working interest in 13,722 acres at South Timbalier Blocks 34 and 50, and South Pelto Block 15 located offshore Louisiana in the Gulf of Mexico in 35 to 55 feet of water for $1.4 million. Current daily production from the properties is 1,500 Mcf and 50 barrels of oil from 7 active wells at depths ranging from 800 feet to 9,500 feet. The Company has identified several exploratory prospects to drill on the acquired acreage. The facilities acquired include four platforms and infrastructure which enable the Company to accelerate production from any successful exploratory wells drilled in the area.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                            Three Months Ended
                                                                March 31,
                                                           1998           1997
                                                           ----           ----
 Net Production Data:
    Oil (thousand barrels)                                   683            299
    Natural gas (million cubic feet)                       6,637          5,520
 Average Sales Price:
    Oil (per barrel)                                      $14.74         $22.30
    Natural gas (per thousand cubic feet - Mcf)             2.32           3.03
 Expenses ($ per equivalent Mcf):
    Oil and gas operating(l)                              $ 0.59         $ 0.64
    General and administrative, net                         0.04           0.09
    Depreciation, depletion and
         amortization(2)                                    1.17           0.68

  (1) Includes  lease  operating  costs and production and ad valorem taxes.
  (2) Represents depreciation, depletion and amortization of oil and gas properties only.

     Revenues -

     The Company's oil and gas sales increased $2.0 million (9%) in the first quarter of 1998, to $25.4 million from $23.4 million in 1997's first quarter due to a 20% increase in the Company's natural gas production and a 128% increase in the Company's oil production. The production increases were largely offset by a 24% decrease in the Company's average realized natural gas price as well as a 34% decrease in the Company's average realized oil price. The significant increase in production is attributable to a $200.9 million acquisition of offshore properties completed in December 1997.

     Other income decreased $152,000 (57%) to $116,000 in the first quarter of 1998 from $268,000 in the first quarter of 1997. The decrease is attributable to a lower level of short-term cash deposits outstanding during the quarter as well as a decrease in management fee income received by the Company in 1998.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $1.7 million (36%) to $6.3 million in the first quarter of 1998 from $4.6 million in the first quarter of 1997. The increase is due to the 47% increase in oil and natural gas production (on an equivalent Mcf basis) in the first quarter of 1998. Oil and gas operating expenses per equivalent Mcf produced decreased 5 cents to 59 cents in the first quarter of 1998 from 64 cents in the first quarter 1997. The decrease is primarily attributable to lower lifting costs associated with the offshore properties acquired in December 1997.

     Depreciation, depletion and amortization ("DD&A") increased $7.6 million (153%) to $12.6 million in the first quarter of 1998 from $5.0 million in the first quarter of 1997 due to the 47% increase in oil and natural gas production (on an equivalent Mcf basis) and due to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased from 68 cents in 1997's first quarter to $1.17 in 1998's first quarter. The increase related to the higher costs of the offshore properties acquired in December 1997.

     General and administrative expenses, which is reported net of overhead reimbursements, decreased $267,000 (39%) to $422,000 in the first quarter of 1998 from $689,000 in 1997's first quarter. The decrease relates to an increase in overhead reimbursements received by the Company in 1998 while the Company's overhead costs remained relatively the same.

     Interest expense increased $3.0 million (252%) to $4.3 million for the three months ended March 31, 1998 from $1.2 million for the three months ended March 31, 1997. The increase is related to a higher level of outstanding advances under the Company's bank credit facility due to the December 1997 $200.9 million acquisition as well as a higher average interest rate on the Company's bank credit facility. The weighted average annual interest rate under the Company's bank credit facility increased to 7.1% in 1998's first quarter as compared to 6.5% in the first quarter of 1997. The increase in the rate was attributable to a higher utilization of the borrowing base under the bank credit facility after the December 1997 acquisition.

     The Company provided $307,000 and $4.3 million for deferred income taxes for the three months ended March 31, 1998 and 1997, respectively, using an estimated tax rate of 35%.

     The Company reported net income of $570,000 for the three months ended March 31, 1998, as compared to $7.8 million for the three months ended March 31, 1997. Net income per share for the first quarter was 2 cents on diluted weighted average shares outstanding of 25.1 million as compared to net income per share of 30 cents for the first quarter of 1997 on diluted weighted average shares outstanding of 26.5 million.

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the three months ended March 31, 1998 and 1997:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1998              1997
                                                       ----              ----
                                                           (In thousands)

           Acquisitions                            $     703          $  --
           Other leasehold costs                         994                778
           Development drilling                        4,286              5,081
           Exploratory costs                           1,643              1,113
           Workovers and recompletions                 1,291                697
           Other                                          19                 12
                                                   ---------          ---------
                             Total                 $   8,936          $   7,681
                                                   =========          =========

Capital Resources and Liquidity

     During the three months ended March 31, 1998, the primary sources of funds for the Company were cash generated from operations of $14.7 million, before working capital changes, and borrowings under the bank credit facility of $10.0 million. Primary uses of funds for the three months ended March 31, 1998 were capital expenditures for development and exploratory activities of $8.9 million and the repayment of debt of $5.0 million.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the three months ended March 31, 1998 and 1997, the Company spent $7.2 million and $6.9 million, respectively, on development and exploration activities. The Company currently anticipates spending an additional $49.0 million on development and exploration projects during the remainder of 1998. The Company does not have a specific acquisition budget, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

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

     The Company's bank credit facility consists of a $290.0 million revolving credit commitment provided by a syndicate of ten banks for which The First National Bank of Chicago serves as agent. Indebtedness under the credit facility is secured by substantially all of the Company's assets. The Company's bank credit facility is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. As of May 14, 1998, the borrowing base was $275.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.625% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.5%, depending in each case on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.2% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of March 31, 1998, of all outstanding indebtedness under the Company's bank credit facility was approximately 7.1%. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

                           PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held in Dallas, Texas at 4:00 p.m., local time, on May 11, 1998.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as director as listed in the proxy statement and such nominees were elected.

         (c) Out of a total 24,196,067 shares of the Company's common stock outstanding and entitled to vote, 20,631,361 shares were present at the meeting in person or by proxy, representing approximately 85%. Matters voted upon at the meeting were as follows:

              (i) The election of two Class A Directors to serve on the Company's board of directors until the 2001 annual meeting of stockholders. The vote tabulation with respect to each nominee was as follows:

                             Nominee                  For              Against
                             -------                  ---              -------
                      Franklin B. Leonard          20,599,961          31,400
                      Cecil E. Martin, Jr.         20,603,761          27,600

               Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

                         Class B Directors           Class C Director
                         -----------------           ----------------
                          M. Jay Allison             Richard S. Hickok
                          David W. Sledge

              (ii) The appointment of Arthur Andersen LLP as the Company's certified public accountants for 1998 was approved by a vote of 20,570,284 shares for, 33,511 shares against and 27,566 shares abstaining.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

     10.1*# Employment Agreement dated May 11, 1998 by and between the Company and M. Jay Allison.

     10.2*# Employment Agreement dated May 11, 1998 by and between the Company and Roland O. Burns.

     27. *     Financial Data Schedule for the Three Months ended March 31,1998.
---------------
     * Filed herewith.
     # Management contract or compensatory plan documents.

b.  Reports on Form 8-K

          Current reports on Form 8-K filed during the first quarter of 1998 and to the date of this filing are as follows:

                        None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMSTOCK RESOURCES, INC.


Date    May 14, 1998      /s/M. JAY ALLISON
        ------------      -----------------
                          M. Jay Allison, President and Chief Executive Officer
                          (Principal Executive Officer)


Date    May 14, 1998      /s/ROLAND O. BURNS
        ------------      ------------------
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)