Form 10-Q
period 1998-06-30
COMSTOCK RESOURCES INC
filed 1998-08-12
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
[X]                    For The Quarter Ended June 30, 1998

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

                          Telephone No.: (972) 701-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No


     The number of shares outstanding of the registrant's common stock, par value $.50, as of August 12, 1998 was 24,320,863.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX






PART I.  Financial Information                                          Page No.
                                                                        --------

     Item 1. Financial Statements

         Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997..............................4
         Consolidated Statements of Operations -
              Three Months and Six Months ended June 30, 1998 and 1997.........5
         Consolidated Statement of Stockholders' Equity -
              Six Months ended June 30, 1998...................................6
         Consolidated Statements of Cash Flows -
              Six Months ended June 30, 1998 and 1997..........................7
         Notes to Consolidated Financial Statements............................8

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

PART II. Other Information

     Item 5. Other Information................................................15

     Item 6. Exhibits and Reports on Form 8-K.................................15

                         PART I - FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                           June 30, December 31,
                                                             1998       1997
                                                          --------    ----------
                                                          (Unaudited)
                                                              (In thousands)

Cash and Cash Equivalents ................................$   2,138   $  14,504
Accounts Receivable:
     Oil and gas sales ...................................   15,585      24,509
     Joint interest operations ...........................    2,017       6,732
Other Current Assets .....................................    2,470         172
                                                          ---------   ---------
                Total current assets .....................   22,210      45,917
Property and Equipment:
     Unevaluated oil and gas properties ..................   36,423      30,291
     Oil and gas properties, successful efforts method ...  469,926     456,606
     Other ...............................................    1,640       1,561
     Accumulated depreciation, depletion and amortization  (103,449)    (77,677)
                                                          ---------   ---------
                Net property and equipment ...............  404,540     410,781
Other Assets .............................................      161         102
                                                          ---------   ---------
                                                          $ 426,911   $ 456,800
                                                          =========   =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt ........................$     238   $    --
Accounts Payable and Accrued Expenses ....................   20,812      56,184
                                                          ---------   ---------
                Total current liabilities ................   21,050      56,184

Long-term Debt, less Current Portion .....................  265,000     260,000
Deferred Taxes Payable ...................................   10,812      11,207
Reserve for Future Abandonment Costs .....................    5,475       4,815
Stockholders' Equity:
     Common stock--$0.50 par, 50,000,000 shares authorized,
       24,235,863 and 24,208,785 shares outstanding at
       June 30, 1998 and December 31, 1997, respectively...  12,118      12,104
     Additional paid-in capital............................ 110,971     110,273
     Retained earnings ....................................   1,499       2,234
     Less: Deferred compensation-restricted stock grants...     (14)        (17)
                                                          ---------   ---------
                Total stockholders' equity ...............  124,574     124,594
                                                          ---------   ---------
                                                          $ 426,911   $ 456,800
                                                          =========   =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                    Three Months         Six Months
                                                   Ended June 30,       Ended June 30,
                                                -------------------   -------------------
                                                  1998        1997     1998         1997
                                                --------   --------   --------   --------
                                                (In thousands, except per share amounts)

Revenues:
  Oil and gas sales ..........................  $ 24,822   $ 18,039   $ 50,264   $ 41,451
  Other income ...............................        72        200        188        468
  Gain on sale of properties .................      --           40       --           88
                                                --------   --------   --------   --------
          Total revenues .....................    24,894     18,279     50,452     42,007
                                                --------   --------   --------   --------

Expenses:
  Oil and gas operating ......................     6,124      4,085     12,445      8,734
  Exploration ................................     2,818       --        3,877       --
  Depreciation, depletion and amortization ...    13,176      5,959     25,798     10,949
  General and administrative, net ............       594        592      1,016      1,281
  Interest ...................................     4,189      1,284      8,446      2,494
                                                --------   --------   --------   --------
          Total expenses .....................    26,901     11,920     51,582     23,458
                                                --------   --------   --------   --------

Income (loss) before income taxes ............    (2,007)     6,359     (1,130)    18,549
Provision for income taxes ...................       703     (2,225)       396     (6,492)
                                                --------   --------   --------   --------
Net income (loss) ............................    (1,304)     4,134       (734)    12,057
Preferred stock dividends ....................      --         (161)      --         (320)
Net income (loss) attributable to common stock  $ (1,304)  $  3,973   $   (734)  $ 11,737
                                                ========   ========   ========   ========
Net income (loss) per share:
          Basic ..............................  $  (0.05)  $   0.16   $  (0.03)  $   0.49
                                                ========   ========   ========   ========
          Diluted ............................             $   0.16              $   0.46
                                                           ========              ========

Weighted average number of common and
 common stock equivalent shares outstanding:
          Basic ..............................    24,228     24,186     24,224     24,168
                                                ========   ========   ========   ========
          Diluted ............................               26,383                26,425
                                                           ========              ========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                                   (Unaudited)




                                                                       Deferred
                                               Additional             Compensation-
                                      Common    Paid-In    Retained    Restricted
                                      Stock     Capital    Earnings   Stock Grants   Total
                                     --------   --------   --------    --------    --------
                                                      (In thousands)

Balance at December 31, 1997 .....   $ 12,104   $110,273   $  2,234    $    (17)   $124,594
     Issuance of common stock ....         14        200       --          --           214
     Value of stock options issued
          for exploration prospect       --          498       --          --           498
     Restricted stock grants .....       --         --         --             3           3
     Net loss ....................       --         --         (735)       --          (735)
                                     --------   --------   --------    --------    --------
Balance at June 30, 1998 .........   $ 12,118   $110,971   $  1,499    $    (14)   $124,574
                                     ========   ========   ========    ========    ========












        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months Ended June 30,
                                   (Unaudited)



                                                               1998       1997
                                                            ---------  ---------
                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................... $   (735)  $ 12,057
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Compensation paid in common stock ...................      131        125
      Exploration .........................................    3,877       --
      Depreciation, depletion and amortization ............   25,798     10,949
      Deferred income taxes ...............................     (395)     6,492
      Gain on sale of properties...........................     --          (88)
                                                            --------   --------
        Working capital provided by operations ............   28,676     29,535
      Decrease in accounts receivable .....................   13,639      4,867
      Increase in other current assets ....................   (2,298)      (521)
      Decrease in accounts payable and accrued expenses ...  (35,372)    (7,487)
                                                            --------   --------
        Net cash provided by operating activities .........    4,645     26,394
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ...................        7      5,034
      Capital expenditures ................................  (22,342)   (33,813)
                                                            --------   --------
        Net cash used for investing activities ............  (22,335)   (28,779)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings ..........................................   10,238     20,000
      Proceeds from common stock issuances ................       86        472
      Stock issuance costs ................................     --          (15)
      Principal payments on debt ..........................   (5,000)   (26,071)
      Dividends paid on preferred stock ...................     --         (320)
                                                            --------   --------
        Net cash provided by (used by) financing activities    5,324     (5,934)
                                                            --------   --------
          Net decrease in cash and cash equivalents .......  (12,366)    (8,319)
          Cash and cash equivalents, beginning of period ..   14,504     16,162
                                                            --------   --------
          Cash and cash equivalents, end of period ........ $  2,138   $  7,843
                                                            ========   ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 1998 and the related results of operations for the three months and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997.

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

     The results of operations for the six months ended June 30, 1998 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                    For the Six Months
                                                      Ended June 30,
                                                    ------------------
                                                      1998      1997
                                                    -------   -------
                                                      (In thousands)
Cash Payments -
   Interest ......................................  $8,446     $2,482
   Income taxes ..................................     276        300

Noncash Investing and Financing Activities -
   Common stock issued for director compensation .  $  128     $  113
   Value of vested stock options under exploration
           joint venture .........................     498        --

     Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the six months ended June 30, 1998, the Company had a deferred income tax benefit based on an expected tax rate for 1998 of 35%.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and six months ended June 30, 1998 and 1997 were determined as follows:

                                                                  For the Three Months Ended June 30,
                                                        -----------------------------------------------------
                                                                   1998                        1997
                                                        -------------------------    ------------------------
                                                                             Per                         Per
                                                         Income    Shares   Share     Income   Shares   Share
                                                        --------  -------- ------    -------- -------   -----
                                                                  (In thousands, except per share amounts)
         Basic Earnings Per Share:
           Net Income (Loss)                            $ (1,304)  24,228            $  4,134  24,186
           Less Preferred Stock Dividends                   --       --                  (161)   --
                                                        --------  --------           -------- -------
           Net Income Available to Common Stockholders    (1,304)  24,228  $(0.05)      3,973  24,186   $0.16
                                                                           ======                       =====
         Diluted Earnings Per Share:
           Effect of Dilutive Securities:
             Stock Options                                  --       --                  --       852
             Convertible Preferred Stock                    --       --                   161   1,345
                                                        --------  --------           -------- -------
           Net Income (Loss) Available to Common
                Stockholders and Assumed Conversions    $ (1,304)  24,228  $(0.05)   $  4,134  26,383   $0.16
                                                        ========  =======  ======    ========  ======   =====

                                                                   For the Six Months Ended June 30,
                                                        -----------------------------------------------------
                                                                   1998                        1997
                                                        -------------------------    ------------------------
                                                                             Per                         Per
                                                         Income    Shares   Share     Income   Shares   Share
                                                        --------  -------- ------    -------- -------   -----
                                                                  (In thousands, except per share amounts)
         Basic Earnings Per Share:
           Net Income (Loss)                            $   (734)  24,224            $ 12,057  24,168
           Less Preferred Stock Dividends                   --       --                  (320)   --
                                                        --------  --------           -------- -------
           Net Income Available to Common Stockholders      (734)  24,224  $(0.03)     11,737  24,168   $0.49
                                                                           ======                       =====
         Diluted Earnings Per Share:
           Effect of Dilutive Securities:
             Stock Options                                  --       --                  --       912
             Convertible Preferred Stock                    --       --                   320   1,345
                                                        --------  --------           -------- -------
           Net Income (Loss) Available to Common
               Stockholders and Assumed Conversions     $   (734)  24,224  $(0.03)   $ 12,057  26,425   $0.46
                                                        ========  =======  ======    ========  ======   =====


     New Accounting Standard -

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards that are effective after June 15, 1999 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. As of June 30, 1998, the Company had no derivative instruments in place.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(2) ACQUISITION OF OIL AND GAS PROPERTIES -

     On May 8, 1998, the Company purchased a 33% working interest in 13,722 acres at South Timbalier Blocks 34 and 50, and South Pelto Block 15 located offshore Louisiana in the Gulf of Mexico in 35 to 55 feet of water for $1.8 million. Current daily production from the properties is 1,500 Mcf and 50 barrels of oil from seven active wells at depths ranging from 800 feet to 9,500 feet. The Company has identified several exploratory prospects to drill on the acquired acreage. The facilities acquired include four platforms and infrastructure which enable the Company to accelerate production from any successful exploratory wells drilled in the area.

(3) LONG-TERM DEBT -

     As of June 30, 1998, the Company had $265.0 million outstanding under its bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base as of June 30, 1998 was $275.0 million. Amounts outstanding under the bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0% to 0.05% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 0.625% to 1.5%, depending upon the utilization of the available borrowing base. As of June 30, 1998, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.0% per annum. In addition, the Company incurs a commitment fee of 0.2% to 0.375%, depending upon the utilization of the available borrowing base, on the unused portion of the borrowing base.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS




Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                           Three Months Ended            Six Months Ended
                                                         ---------------------         ----------------------
                                                               June 30,                       June 30,
                                                          1998           1997            1998           1997
                                                         ------         ------         -------        -------
          Net Production Data:
             Oil (thousand barrels)                         693            306          1,375            605
             Natural gas (million cubic feet)             6,697          5,581         13,333         11,101
          Average Sales Price:
             Oil (per barrel)                            $12.73         $19.02         $13.73         $20.64
             Natural gas (per thousand cubic feet - Mcf)   2.39           2.19           2.35           2.61
          Expenses ($ per equivalent Mcf):
             Oil and gas operating (l)                   $ 0.56         $ 0.55          $0.58         $ 0.59
             General and administrative, net               0.05           0.08           0.05           0.09
             Depreciation, depletion and
                  amortization(2)                          1.21           0.80           1.19           0.74

          (1)Includes lease operating costs and production and ad valorem taxes.
          (2)Represents depreciation, depletion and amortization of oil and gas properties only.


     Revenues -

     The Company's oil and gas sales increased $6.8 million (38%) in the second quarter of 1998, to $24.8 million from $18.0 million in 1997's second quarter due to a 20% increase in the Company's natural gas production and a 126% increase in the Company's oil production. The production increases were partially offset by a 33% decrease in the Company's average realized oil price. The Company's average second quarter gas price increased in 1998 by 9%. For the six months ended June 30, 1998, oil and gas sales increased $8.8 million (21%), to $50.3 million from $41.5 million for the six months ended June 30, 1997. The increase is attributable to a 20% increase in natural gas production and a 127% increase in oil production offset by 10% lower realized natural gas prices and 33% lower realized oil prices. The significant increases in production are attributable to a $200.9 million acquisition of offshore properties completed in December 1997.

     Other income decreased $128,000 (64%) to $72,000 in the second quarter of 1998 from $200,000 in the second quarter of 1997. Other income for the six months ended June 30, 1998 decreased $280,000 (60%) to $188,000 from $468,000 for the six months ended June 30, 1997. The decrease is attributable to a lower level of short-term cash deposits outstanding during the quarter as well as a decrease in management fee income received by the Company in 1998.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $2.0 million (50%) to $6.1 million in the second quarter of 1998 from $4.1 million in the second quarter of 1997 due primarily to the 46% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased 1(cent) to 56(cent) in the second quarter of 1998 from 55(cent) in the second quarter of 1997. Oil and gas operating costs for the six months ended June 30, 1998 increased $3.7 million (42%) to $12.4 million from $8.7 million for the six months ended June 30, 1997 due to the 47% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced decreased 1(cent) to 58(cent) for six months ended June 30, 1998 from 59(cent) for the same period in 1997.

     In the second quarter of 1998, the Company had $2.8 million in exploration expense. The charge is related to the write off of the Habanero prospect drilled in the Gulf of Mexico at Bay Marchand Block 5. The well was temporally abandoned due to numerous well control problems encountered. Exploration expense for the first six months of 1998 was $3.9 million which relates to the write off of the Habanero prospect drilling costs as well as a dry hole drilled at South Timbalier Block 32 in the Gulf of Mexico.

     Depreciation, depletion and amortization ("DD&A") increased $7.2 million (121%) to $13.2 million in the second quarter of 1998 from $6.0 million in the second quarter of 1997 due to the 46% increase in oil and natural gas production (on an equivalent Mcf basis) and due to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased by 41(cent) to $1.21 for the three months ended June 30, 1998 from 80(cent) for the three months ended June 30, 1997. For the six months ended June 30, 1998, DD&A increased $14.9 million (136%) to $25.8 million from $10.9 million for the six months ended June 30, 1997. The increase is due to the 47% increase in oil and natural gas production and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by 45(cent) to $1.19 for the six months ended June 30, 1998 from 74(cent) for the six months ended June 30, 1997. The increases in the DD&A rate relate to the higher costs of the offshore properties acquired in December 1997.

     General and administrative expenses, which are reported net of overhead reimbursements, of $594,000 for the second quarter of 1998 were comparable to general and administrative expenses of $592,000 for the second quarter of 1997. For the first six months of 1998, general and administrative expenses decreased $265,000 (21%) to $1.0 million from $1.3 million for the six months ended June 30, 1997. The decrease for the six months ended June 30, 1998 is attributable to an increase in overhead reimbursements received by the Company in 1998 which was greater than the increase in the Company's overhead costs before reimbursements.

     Interest expense increased $2.9 million (226%) to $4.2 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. Interest expense for the six months ended June 30, 1998 increased $6.0 million (239%) to $8.4 million in 1998 from $2.5 million for the six months ended June 30, 1997. The increases are related to a higher level of outstanding advances under the Company's bank credit facility due to the December 1997 $200.9 million acquisition as well as a higher average interest rate on the Company's bank credit facility. The weighted average annual interest rate under the Company's bank credit facility increased to 7.1% in 1998's second quarter as compared to 6.4% in the second quarter of 1997. For the six months ended June 30, 1998, the Company's weighted average interest rate under the Company's bank credit facility was 7.1% as compared to 6.5% for the six months ended June 30, 1997. The increase in the rate was attributable to a higher utilization of the borrowing base under the bank credit facility after the December 1997 acquisition.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company had a deferred tax benefit of $703,000 and $396,000 for the three months and six months ended June 30, 1998, respectively, using an estimated tax rate of 35%.

     The Company reported a net loss of $1.3 million for the three months ended June 30, 1998, as compared to net income of $4.0 million for the three months ended June 30, 1997. Net loss per share for the second quarter was 5(cent) on weighted average shares outstanding of 24.2 million as compared to net income per share of 16(cent) for the second quarter of 1997 on diluted weighted average shares outstanding of 26.4 million.

     The net loss for the six months ended June 30, 1998 was $734,000, as compared to net income of $11.7 million, for the six months ended June 30, 1997. Net loss per share for the six months ended June 30, 1998 was 3(cent) on weighted average shares outstanding of 24.2 million as compared to net income per share of 46(cent) for the six months ended June 30, 1997 on diluted weighted average shares outstanding of 26.4 million.

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the six months ended June 30, 1998 and 1997:

                                                       Six Months Ended June 30,
                                                         1998             1997
                                                        -------          -------
                                                             (In thousands)

          Acquisitions                                  $ 2,230          $20,044
          Other leasehold costs                           2,117            1,271
          Development drilling                            5,616            8,832
          Exploratory drilling                            6,124            2,339
          Workovers and recompletions                     6,084            1,227
          Other                                             171              100
                                                        -------          -------
                  Total                                 $22,342          $33,813
                                                        =======          =======


Capital Resources and Liquidity

     During the six months ended June 30, 1998, the primary sources of funds for the Company were cash generated from operations of $28.7 million, before working capital changes, and borrowings of $10.2 million. Primary uses of funds for the three months ended June 30, 1998 were capital expenditures for development and exploratory activities of $22.3 million and the repayment of debt of $5.0 million.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the six months ended June 30, 1998 and 1997, the Company spent $19.9 million and $13.7 million, respectively, on development and exploration activities. The Company currently anticipates spending an additional $40.0 million on development and exploration projects during the remainder of 1998. The Company does not have a specific acquisition budget, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions. The Company anticipates that such sources will be sufficient to fund the expected 1998 development and exploration expenditures. Significant future acquisitions would require the Company to seek other debt or equity financings. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     The Company's bank credit facility consists of a $290.0 million revolving credit commitment provided by a syndicate of ten banks for which The First National Bank of Chicago serves as agent. Indebtedness under the credit facility is secured by substantially all of the Company's assets. The Company's bank credit facility is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. As of June 30, 1998, the borrowing base was $275.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 0.625% to 1.5% or (ii) the "corporate base rate" plus 0% to 0.5%, depending in each case on the utilization of the available borrowing base. The Company incurs a commitment fee of up to 0.2% to 0.375% per annum, depending on the utilization of the available borrowing base, on the unused portion of the borrowing base. The average annual interest rate as of June 30, 1998, of all outstanding indebtedness under the Company's bank credit facility was approximately 7.0%. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

                           PART II - OTHER INFORMATION


ITEM 5: OTHER INFORMATION

     Shareholder proposals to be presented at the 1999 Annual Meeting of Stockholders, for inclusion in the Company's Proxy Statement and form of Proxy relating to that meeting, must be received by the Company at its principal executive offices in Dallas, Texas, addressed to the Secretary of the Company, not later than December 11, 1998. Such proposals, and any nomination of candidates for election as directors, must comply with the bylaws of the Company and the requirements of Regulation 14A of the Securities Exchange Act of 1934. The Company intends to exercise discretionary voting authority granted under any Proxy which is executed and returned to the Company on any matter that may properly come before the 1999 Annual Meeting of Shareholders, unless written notice of the matter is delivered to the Company at its principal executive offices in Dallas, Texas, addressed to the Secretary of the Company, not later than February 26, 1999, or such other date specified by the Company's bylaws.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits
        --------

          27.  Financial Data Schedule for the Six Months ended June 30, 1998.


b.      Reports on Form 8-K
        -------------------

                None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMSTOCK RESOURCES, INC.


Date    August 12, 1998          /s/M. JAY ALLISON
        ---------------          --------------------
                                 M. Jay Allison, Chairman, President and Chief
                                 Executive Officer (Principal Executive Officer)


Date    August 12, 1998          /s/ROLAND O. BURNS
        ---------------          --------------------
                                 Roland O. Burns, Senior Vice President,
                                 Chief Financial Officer, Secretary, and
                                 Treasurer (Principal Financial and Accounting
                                 Officer)