Form 10-Q
period 1998-09-30
COMSTOCK RESOURCES INC
filed 1998-11-12
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  (X)                  THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 30, 1998

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
   Yes    [x]        No
      ----------         ------


   The number of shares outstanding of the registrant's common stock, par value $.50, as of November 12, 1998 was 24,320,863.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX






PART I.  Financial Information                                          Page No.

Item 1. Financial Statements

Consolidated Balance Sheets -
     September 30, 1998 and December 31, 1997..................................4
Consolidated Statements of Operations -
     Three Months and Nine Months ended September 30, 1998 and 1997............5
Consolidated Statement of Stockholders' Equity -
     Nine Months ended September 30, 1998......................................6
Consolidated Statements of Cash Flows -
     Nine Months ended September 30, 1998 and 1997.............................7
Notes to Consolidated Financial Statements.....................................8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations................................................11

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K......................................15

                         PART I - FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                              September 30,  December 31,
                                                                   1998         1997
                                                                ---------    ---------
                                                               (Unaudited)
                                                                    (In thousands)

Cash and Cash Equivalents..................................... $   2,516    $  14,504
Accounts Receivable:
  Oil and gas sales ..........................................    12,700       24,509
  Joint interest operations ..................................     3,065        6,732
Other Current Assets .........................................     1,935          172
                                                               ---------    ---------
             Total current assets ............................    20,216       45,917
Property and Equipment:
  Unevaluated oil and gas properties .........................    46,269       30,291
  Oil and gas properties, successful efforts method ..........   479,664      456,606
  Other ......................................................     1,733        1,561
  Accumulated depreciation, depletion and amortization .......  (115,776)     (77,677)
                                                               ---------    ---------
             Net property and equipment ......................   411,890      410,781
Other Assets .................................................     1,299          102
                                                               ---------    ---------
                                                               $ 433,405    $ 456,800
                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt............................. $     171    $    --
Accounts Payable and Accrued Expenses .........................   29,380       56,184
                                                               ---------    ---------
             Total current liabilities .......................    29,551       56,184

Long-term Debt, less Current Portion ..........................  268,000      260,000
Deferred Taxes Payable ........................................    8,988       11,207
Reserve for Future Abandonment Costs ..........................    5,475        4,815
Stockholders' Equity:
  Common stock--$0.50 par, 50,000,000 shares authorized,
    24,320,863 and 24,208,785 shares outstanding at
    September 30, 1998 and December 31, 1997, respectively ...    12,160       12,104
  Additional paid-in capital .................................   111,131      110,273
  Retained earnings (deficit) ................................    (1,888)       2,234
  Less: Deferred compensation-restricted stock grants ........       (12)         (17)
                                                               ---------    ---------
             Total stockholders' equity ......................   121,391      124,594

                                                               $ 433,405    $ 456,800
                                                               =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                               Three Months             Nine Months
                                                           Ended September 30,     Ended September 30,
                                                          --------------------    --------------------
                                                            1998         1997       1998         1997
                                                          --------    --------    --------    --------
                                                               (In thousands, except per share amounts)
Revenues:
  Oil and gas sales ...................................   $ 21,461    $ 18,159    $ 71,725    $ 59,610
  Other income ........................................         56         129         244         597
  Gain (loss) on sale of properties ...................       --            (3)       --            85
                                                          --------    --------    --------    --------
          Total revenues ..............................     21,517      18,285      71,969      60,292
                                                          --------    --------    --------    --------

Expenses:
  Oil and gas operating ...............................      6,070       4,115      18,515      12,849
  Exploration .........................................      3,875         280       7,752         280
  Depreciation, depletion and amortization ............     12,334       5,386      38,131      16,335
  General and administrative, net .....................        358         530       1,374       1,811
  Interest ............................................      4,091       1,390      12,538       3,884
                                                          --------    --------    --------    --------
          Total expenses ..............................     26,728      11,701      78,310      35,159
                                                          --------    --------    --------    --------

Income (loss) before income taxes .....................     (5,211)      6,584      (6,341)     25,133
Provision for income taxes ............................      1,824      (2,304)      2,219      (8,796)
                                                          --------    --------    --------    --------
Net income (loss) .....................................     (3,387)      4,280      (4,122)     16,337
Preferred stock dividends .............................       --           (90)       --          (410)
                                                          --------    --------    --------    --------
Net income (loss) attributable to common stock ........   $ (3,387)   $  4,190    $ (4,122)   $ 15,927
                                                          ========    ========    ========    ========
Net income (loss) per share:
          Basic .......................................   $  (0.14)   $   0.17    $  (0.17)   $   0.66
                                                          ========    ========    ========    ========
          Diluted .....................................               $   0.17                $   0.62
                                                                      ========                ========

Weighted average number of common and
    common stock equivalent shares outstanding:

          Basic.......................................      24,306      24,201      24,251      24,179
                                                          ========    ========    ========    ========
          Diluted.....................................                  25,928                  26,257
                                                                      ========                ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                                   (Unaudited)




                                                                           Deferred
                                                Additional    Retained    Compensation-
                                      Common      Paid-In     Earnings     Restricted
                                       Stock      Capital     (Deficit)   Stock Grants   Total
                                     ---------   ---------   ---------    ---------    ---------
                                                          (In thousands)


Balance at December 31, 1997 .....   $  12,104   $ 110,273   $   2,234    $     (17)   $ 124,594
     Issuance of common stock ....          56         360        --           --            416
     Value of stock options issued
       for exploration prospect...        --           498        --           --            498
     Restricted stock grants .....        --          --          --              5            5
     Net loss ....................        --          --        (4,122)        --         (4,122)
                                     ---------   ---------   ---------    ---------    ---------
Balance at September 30, 1998 ....   $  12,160   $ 111,131   $  (1,888)   $     (12)   $ 121,391
                                     =========   =========   =========    =========    =========













        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Nine Months Ended September 30,
                                   (Unaudited)



                                                                1998         1997
                                                              --------    --------
                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .....................................   $ (4,122)   $ 16,337
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Compensation paid in common stock ...................        133         127
      Exploration .........................................      7,752         280
      Depreciation, depletion and amortization ............     38,131      16,335
      Deferred income taxes ...............................     (2,219)      8,796
      Gain on sale of properties ..........................       --           (85)
                                                              --------    --------
        Working capital provided by operations ............     39,675      41,790
      Decrease in accounts receivable .....................     15,476       3,596
      Increase in other current assets ....................     (1,763)       (216)
      Decrease in accounts payable and accrued expenses ...    (26,804)     (3,388)
                                                              --------    --------
        Net cash provided by operating activities .........     26,584      41,782
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ...................          7       5,080
      Capital expenditures ................................    (45,979)    (43,500)
                                                              --------    --------
        Net cash used for investing activities ............    (45,972)    (38,420)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings ..........................................     13,238      35,000
      Debt issuance costs .................................     (1,059)       --
      Principal payments on debt ..........................     (5,067)    (32,099)
      Proceeds from common stock issuances ................        288         487
      Stock issuance costs ................................       --           (15)
      Repurchase of common stock ..........................       --       (16,145)
      Dividends paid on preferred stock ...................       --          (410)
                                                              --------    --------
        Net cash provided by (used by) financing activities      7,400     (13,182)
                                                              --------    --------
          Net decrease in cash and cash equivalents .......    (11,988)     (9,820)
          Cash and cash equivalents, beginning of period ..     14,504      16,162
                                                              --------    --------
          Cash and cash equivalents, end of period ........   $  2,516    $  6,342
                                                              ========    ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 1998 and the related results of operations for the three months and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

     The results of operations for the nine months ended September 30, 1998 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                        1998      1997
                                                                      -------   -------
                                                                         (In thousands)
     Cash Payments -
      Interest                                                        $11,506   $ 3,978
      Income taxes                                                        276       300

     Noncash Investing and Financing Activities -
      Common stock issued for director compensation                   $   128   $   113
      Value of vested stock options under exploration joint venture       498      --


     Income Taxes -

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. For the nine months ended September 30, 1998, the Company had a deferred income tax benefit based on an expected tax rate for 1998 of 35%.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997 were determined as follows:

                                                               For the Three Months Ended September 30,
                                                        ------------------------------------------------------
                                                                     1998                      1997
                                                        ------------------------------------------------------
                                                                             Per                          Per
                                                         Income    Shares   Share     Income    Shares   Share
                                                        -------   -------  -------   -------   -------  ------
                                                                 (In thousands, except per share amounts)
         Basic Earnings Per Share:
           Net Income (Loss)                            $ (3,387)  24,306            $  4,280  24,201
           Less Preferred Stock Dividends                   --       --                   (90)   --
                                                        --------  -------            --------- ------
           Net Income Available to Common Stockholders    (3,387)  24,306  $(0.14)      4,190  24,201   $0.17
                                                                           =======                      =====

         Diluted Earnings Per Share:
           Effect of Dilutive Securities:
             Stock Options                                  --      --                   --       981
             Convertible Preferred Stock                    --      --                     90     746
                                                        --------  -------            --------  ------
           Net Income (Loss) Available to Common
                 Stockholders and Assumed Conversions   $ (3,387)  24,306  $(0.14)   $  4,280  25,928   $0.17
                                                        ========= =======  =======   ========  ======   =====


                                                               For the Nine Months Ended September 30,
                                                        ------------------------------------------------------
                                                                     1998                      1997
                                                        ------------------------------------------------------
                                                                             Per                          Per
                                                         Income    Shares   Share     Income   Shares    Share
                                                        -------   -------  -------   -------   -------  ------
                                                                 (In thousands, except per share amounts)
         Basic Earnings Per Share:
           Net Income (Loss)                            $ (4,122)  24,251            $ 16,337  24,179
           Less Preferred Stock Dividends                   --       --                  (410)   --
                                                        --------  -------            --------- --------
           Net Income Available to Common Stockholders    (4,122)  24,251  $(0.17)     15,927  24,179   $0.66
                                                                           =======                      =====

         Diluted Earnings Per Share:
           Effect of Dilutive Securities:
             Stock Options                                  --      --                   --       935
             Convertible Preferred Stock                    --      --                    410   1,143
                                                        --------  -------            --------  ------
           Net Income (Loss) Available to Common
                Stockholders and Assumed Conversions    $ (4,122)  24,251  $(0.17)   $ 16,337  26,257   $0.62
                                                        ========= =======  =======   ========  ======   =====

     New Accounting Standard -

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards that are effective after September 15, 1999 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     The Company is currently using derivatives to hedge floating interest rate risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS No. 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

(2)  LONG-TERM DEBT -

     On September 24, 1998, the Company entered into a new revolving bank credit facility which matures on December 9, 2002 with a syndicate of ten commercial banks to refinance its existing bank credit facility. As of September 30, 1998, the Company had $268.0 million outstanding under the bank revolving credit facility. Borrowings under the bank credit facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base as of September 30, 1998 was $280.0 million. Amounts outstanding under the bank credit facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 0.75% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 1.75%. In addition, the Company incurs a commitment fee of 0.5% on the unused portion of the borrowing base. As of September 30, 1998, the Company had placed the outstanding advances under the bank credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.3% per annum and the Company has also entered into interest rate swap agreements which fix the LIBOR rate for $125.0 million of the bank revolving credit facility at an average rate of 5.1% for the next two years.

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Results of Operations

   The following table reflects certain summary operating data for the periods presented:

                                                           Three Months Ended            Nine Months Ended
                                                         ---------------------          ------------------
                                                             September 30,                September 30,
                                                          1998           1997           1998           1997
                                                         -----          -----           ----           ----
          Net Production Data:
             Oil (thousand barrels)                         611            263          1,987            869
             Natural gas (million cubic feet)             6,654          5,327         19,988         16,428
          Average Sales Price:
             Oil (per barrel)                            $12.35         $18.86         $13.30         $20.10
             Natural gas
                 (per thousand cubic feet - Mcf)           2.09           2.48           2.27           2.57
          Expenses ($ per equivalent Mcf):
             Oil and gas operating(l)                     $0.59         $ 0.60          $0.58         $ 0.59
             General and administrative, net               0.03           0.08           0.04           0.08
             Depreciation, depletion and
                  amortization(2)                          1.19           0.78           1.19           0.75

     (1) Includes lease operating costs and production and ad valorem taxes.
     (2) Represents depreciation, depletion and amortization of oil and gas properties only.



     Revenues -

     The Company's oil and gas sales increased $3.3 million (18%) in the third quarter of 1998, to $21.5 million from $18.2 million in 1997's third quarter due to a 25% increase in the Company's natural gas production and a 132% increase in the Company's oil production. The production increases were partially offset by a 35% decrease in the Company's average realized oil price and a 16% decrease in the Company's average realized gas price. For the nine months ended September 30, 1998, oil and gas sales increased $12.1 million (20%), to $71.7 million from $59.6 million for the nine months ended September 30, 1997. The increase is attributable to a 22% increase in natural gas production and a 129% increase in oil production offset by 12% lower realized natural gas prices and 34% lower realized oil prices. The significant increases in production are attributable to a $200.9 million acquisition of offshore properties completed in December 1997.

     Other income decreased $73,000 (57%) to $56,000 in the third quarter of 1998 from $129,000 in the third quarter of 1997. Other income for the nine months ended September 30, 1998 decreased $353,000 (59%) to $244,000 from $597,000 for the nine months ended September 30, 1997. The decrease is attributable to a lower level of short-term cash deposits outstanding during the quarter as well as a decrease in management fee income received by the Company in 1998.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $2.0 million (48%) to $6.1 million in the third quarter of 1998 from $4.1 million in the third quarter of 1997 due primarily to the 49% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced decreased 1(cent) to 59(cent) in the third quarter of 1998 from 60(cent) in the third quarter of 1997. Oil and gas operating costs for the nine months ended September 30, 1998 increased $5.7 million (44%) to $18.5 million from $12.8 million for the nine months ended September 30, 1997 due to the 47% increase in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced decreased 1(cent) to 58(cent) for the nine months ended September 30, 1998 from 59(cent) for the same period in 1997.

     In the third quarter of 1998, the Company had $3.9 million in exploration expense compared to $300,000 in 1997. The charge is related to the write off of three unsuccessful offshore wells drilled in the Gulf of Mexico. Exploration expense for the first nine months of 1998 was $7.8 million which relates to the write off of the five unsuccessful offshore wells.

     Depreciation, depletion and amortization ("DD&A") increased $6.9 million (129%) to $12.3 million in the third quarter of 1998 from $5.4 million in the third quarter of 1997 due to the 49% increase in oil and natural gas production (on an equivalent Mcf basis) and due to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased by 41(cent) to $1.19 for the three months ended September 30, 1998 from 78(cent) for the three months ended September 30, 1997. For the nine months ended September 30, 1998, DD&A increased $21.8 million (133%) to $38.1 million from $16.3 million for the nine months ended September 30, 1997. The increase is due to the 47% increase in oil and natural gas production and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by 44(cent) to $1.19 for the nine months ended September 30, 1998 from 75(cent) for the nine months ended September 30, 1997. The increases in the DD&A rate relate to the higher costs of the offshore properties acquired in December 1997.

     General and administrative expenses, which are reported net of overhead reimbursements, decreased $172,000 (32%) to $358,000 for the third quarter of 1998 as compared to $530,000 for the third quarter of 1997. For the first nine months of 1998, general and administrative expenses decreased $437,000 (24%) to $1.4 million from $1.8 million for the nine months ended September 30, 1997. The decreases are attributable to an increase in overhead reimbursements received by the Company in 1998 which was greater than the increase in the Company's overhead costs before reimbursements.

     Interest expense increased $2.7 million (194%) to $4.1 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. Interest expense for the nine months ended September 30, 1998 increased $8.7 million (223%) to $12.5 million in 1998 from $3.9 million for the nine months ended September 30, 1997. The increases are related to a higher level of outstanding advances under the Company's bank credit facility due to the December 1997 $200.9 million acquisition as well as a higher average interest rate on the Company's bank credit facility. The weighted average annual interest rate under the Company's bank credit facility increased to 7.1% in 1998's third quarter as compared to 6.4% in the third quarter of 1997. For the nine months ended September 30, 1998, the Company's weighted average interest rate under the Company's bank credit facility was 7.1% as compared to 6.5% for the nine months ended September 30, 1997. The increase in the rate was attributable to a higher utilization of the borrowing base under the bank credit facility after the December 1997 acquisition.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company had a deferred tax benefit of $1.8 million and $2.2 million for the three months and nine months ended September 30, 1998, respectively, using an estimated tax rate of 35%.

     The Company reported a net loss of $3.4 million for the three months ended September 30, 1998, as compared to net income of $4.2 million for the three months ended September 30, 1997. Net loss per share for the third quarter was 14(cent) on weighted average shares outstanding of 24.3 million as compared to net income per share of 17(cent) for the third quarter of 1997 on diluted weighted average shares outstanding of 25.9 million.

     The net loss for the nine months ended September 30, 1998 was $4.1 million, as compared to net income of $15.9 million, for the nine months ended September 30, 1997. Net loss per share for the nine months ended September 30, 1998 was 17(cent) on weighted average shares outstanding of 24.3 million as compared to net income per share of 62(cent) for the nine months ended September 30, 1997 on diluted weighted average shares outstanding of 26.3 million.

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the nine months ended September 30, 1998 and 1997:

                                                            Nine Months Ended
                                                              September 30,
                                                           1998           1997
                                                        --------        --------
                                                             (In thousands)

     Acquisitions                                       $ 2,261          $20,113
     Other leasehold costs                                2,822            1,797
     Development drilling                                12,517           16,283
     Exploratory drilling                                19,142            3,514
     Workovers and recompletions                          8,888            1,646
     Other                                                  349              147
                                                        -------          -------
                  Total                                 $45,979          $43,500
                                                        =======          =======


Capital Resources and Liquidity

     During the nine months ended September 30, 1998, the primary sources of funds for the Company were cash generated from operations of $39.7 million, before working capital changes, and borrowings of $13.2 million. Primary uses of funds for the nine months ended September 30, 1998 were capital expenditures for development and exploratory activities of $46.0 million and repayment of debt of $5.1 million.

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the nine months ended September 30, 1998 and 1997, the Company spent $43.3 million and $23.2 million, respectively, on development and exploration activities. The Company currently anticipates spending an additional $21.0 million on development and exploration projects during the remainder of 1998. The Company does not have a specific acquisition budget, as a result of the unpredictability of the timing and size of forthcoming acquisition activities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company intends to primarily use internally generated cash flow and to a lesser extent borrowings under the Company's bank credit facility to fund capital expenditures other than significant acquisitions. The Company anticipates that such sources will be sufficient to fund the expected 1998 development and exploration expenditures. Significant future acquisitions would require the Company to seek other debt or equity financings. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     The Company's bank credit facility consists of a $280.0 million revolving credit commitment provided by a syndicate of ten banks for which The First National Bank of Chicago serves as agent. Indebtedness under the credit facility is secured by substantially all of the Company's assets. The Company's bank credit facility is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. As of September 30, 1998, the borrowing base was $280.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and natural gas properties and changes in oil and natural gas prices. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 1.75% or (ii) the "corporate base rate" plus 0.75%. The Company incurs a commitment fee of 0.5% per annum, on the unused portion of the borrowing base. The average annual interest rate as of September 30, 1998, of all outstanding indebtedness under the Company's bank credit facility was approximately 7.1%. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments.

     The Company has reviewed its computer systems and has determined that its systems are Year 2000 compliant. Accordingly, the Company does not believe that Year 2000 compliance represents a material risk to the Company.

                           PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
         --------

         10.1(a) Credit Agreement dated as of September 24, 1998, between the Company, the Banks Party thereto and The First National Bank of Chicago, as agent and Toronto Dominion (Texas), Inc., as Syndication Agent.

         27.         Financial Data Schedule for the Nine Months ended September
                     30, 1998.


b.       Reports on Form 8-K
         -------------------

                None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMSTOCK RESOURCES, INC.

Date    November 12, 1998        /s/M. JAY ALLISON
        ---------------          --------------------
                                 M. Jay Allison, Chairman, President and Chief
                                 Executive Officer (Principal Executive Officer)


Date    November 12, 1998         /s/ROLAND O. BURNS
        -----------------        --------------------
                                 Roland O. Burns, Senior Vice President,
                                 Chief Financial Officer, Secretary, and
                                 Treasurer (Principal Financial and Accounting
                                 Officer)