Form 10-K
period 1998-12-31
COMSTOCK RESOURCES INC
filed 1999-03-12
CIK 23194

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     X                THE SECURITIES EXCHANGE ACT OF 1934
    ---           For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of March 12, 1999, there were 24,350,452 shares of common stock outstanding.

     As of March 12, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report is incorporated by reference from registrant's definitive proxy statement for its 1999 annual meeting of stockholders (to be filed with the Securities and Exchange Commission not later than April 30, 1999).

--------------------------------------------------------------------------------

                            COMSTOCK RESOURCES, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1998




                                    CONTENTS

                                                                           Page
                                     Part I

 Items 1 and 2.   Business and Properties..................................... 5
 Item 3.          Legal Proceedings...........................................20
 Item 4.          Submission of Matters to a Vote of Security Holders.........20

                                     Part II

 Item 5.          Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................21
 Item 6.          Selected Financial Data.....................................22
 Item 7.          Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............23
 Item 8.          Financial Statements........................................29
 Item 9.          Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure...............29

                                    Part III

 Item 10.         Directors and Executive Officers of the Registrant..........30
 Item 11.         Executive Compensation......................................30
 Item 12.         Security Ownership of Certain Beneficial Owners
                            and Management....................................30
 Item 13.         Certain Relationships and Related Transactions..............30

                                     Part IV

 Item 14.         Exhibits and Reports on Form 8-K............................31

                           FORWARD-LOOKING STATEMENTS

     All statements other than statements of historical facts included in this report, including without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, estimates of oil and natural gas production, the Company's financial position, oil and natural gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revisions, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                   DEFINITIONS

     The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one Bbl.

     "Bbl" means a barrel of 42 U.S. gallons of oil.

     "Bcf" means one billion cubic feet of natural gas.

     "Bcfe" means one billion cubic feet of natural gas equivalent.

     "Cash Margin per Mcfe" means the equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

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

     "MMBbls" means one million barrels of oil.

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

     "Present Value of Proved Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

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

     "Reserve life" means the calculation derived by dividing year-end reserves by total production in that year.

     "Reserve replacement" means the calculation derived by dividing additions to reserves from acquisitions, extensions, discoveries and revisions of previous estimates in a year by total production in that year.

     "Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the cost of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

     "3-D seismic" means an advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

     "Working interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner's royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

     "Workover" means operations on a producing well to restore or increase production.

                                     PART I

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

     Comstock Resources, Inc. (together with its subsidiaries, the "Company" or "Comstock") is an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties. The Company has an oil and natural gas reserve base which is entirely focused in the Gulf of Mexico, Southeast Texas and East Texas/ North Louisiana regions. Approximately 43% of the Company's oil and natural gas reserves are located in the Gulf of Mexico, 26% in Southeast Texas and 31% in East Texas/ North Louisiana. Due to this focus, Comstock has accumulated significant geologic knowledge, technical expertise and industry relationships in these regions. Additionally, the Company has significant operating control over its properties and operates 83% of its Present Value of Proved Reserves as of December 31, 1998. Comstock has compiled a high quality reserve base that is 67% natural gas and 76% proved developed on a Bcfe basis. The Company has estimated proved oil and natural gas reserves of 371.9 Bcfe with an estimated Present Value of Proved Reserves of $305.3 million as of December 31, 1998.

     Comstock has achieved substantial growth in oil and gas reserves, production and revenues over the last five years. The Company's estimated proved oil and natural gas reserves have increased at a compounded annual growth rate of 32% from 123.6 Bcfe at the end of 1994 to 371.9 Bcfe at the end of 1998. Average net daily production has increased at a compounded annual growth rate of 51% from 22.2 MMcfe per day in 1994 to 115.5 MMcfe per day in 1998. The Company's oil and gas revenues have increased from $16.9 million in 1994 to $93.0 million in 1998.

     While its historical growth has been primarily attributable to acquisitions, during 1998 Comstock focused on the exploitation and development of its properties through development drilling, workovers, recompletions and exploration. The Company believes it has a significant inventory of development and exploration prospects and increased its spending on exploration and development activities from $2.1 million in 1994 to $64.6 million in 1998. In 1998, Comstock drilled 30 development wells (18.2 net) of which 25 were successful (14.7 net) and 14 exploratory wells (7.2 net) of which eight were successful (4.3 net).

     Over the past five years, the Company has been able to lower lifting costs and general and administrative expenses per unit of production, concurrent with increases in production, through strict control over operations and costs. Comstock's lifting costs per Mcfe have decreased from $0.75 in 1994 to $0.59 in 1998. Comstock's general and administrative expenses per Mcfe have decreased from $0.19 in 1994 to $0.04 in 1998. Operated wells represent 83% of the Company's Present Value of Proved Reserves as of December 31, 1998, which enables Comstock to effectively control costs and expenses and the timing and method of exploration and development of its properties. Additionally, Comstock's geographic focus allows it to manage its asset base with a relatively small number of employees.

Business Strategy

     The Company's strategy is to increase cash flow and net asset value by exploiting its reserves, pursuing selective exploration opportunities, maintaining a low cost structure and acquiring oil and gas properties at attractive costs.

   Exploit Existing Reserves

     The Company seeks to maximize the value of its properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. The Company utilizes advanced industry technology, including 3-D seismic data, improved logging tools and formation stimulation techniques. During 1998, the Company spent $20.4 million to drill 30 development wells (18.2 net), of which 25 wells (14.7 net) were successful, representing a success rate of 83%. In addition, the Company spent approximately $10.2 million for recompletion and workover activity during 1998. The Company has budgeted up to $26.0 million in 1999 for development drilling and installation of production facilities. Comstock's level of spending on development drilling in 1999 will be principally dependent on improvement to existing oil and gas prices.

   Pursue Selective Exploration Opportunities

     The Company pursues selective exploration activities to find additional reserves on its undeveloped acreage. In 1998, the Company spent approximately $30.4 million to drill 14 exploratory wells (7.2 net), of which eight wells (4.3 net) were successful, representing a success rate of 53%. The Company has budgeted up to $10.0 million in 1999 for exploration activities which will be focused on the Gulf of Mexico region and based on drilling 3-D seismic generated prospects. These prospects include those acquired from Bois d' Arc Resources and certain of its affiliates and working interest partners, and those prospects generated under the joint exploration program with Bois d' Arc Resources and its principals ("Bois d' Arc") entered into in December 1997 under which the Company and Bois d' Arc jointly explore for prospects in the Gulf of Mexico Region (the "Bois d' Arc Exploration Venture"). Under the Bois d' Arc Exploration Venture, Bois d' Arc is responsible for identifying potential prospects and the parties jointly acquire 3-D seismic data and leasehold acreage, the costs for which are shared 80% by the Company and 20% by Bois d' Arc. With respect to any prospect in which the Company elects to participate in drilling, the Company acquires up to 33% working interest and recovers any disproportionate seismic and leasehold costs previously incurred. The Company issued to Bois d' Arc warrants to acquire up to 1,000,000 shares of the Company's common stock at an exercise price of $14.00 per share as part of the venture. The warrants vest in 50,000 share increments based on the success of an initial test well on a prospect.

   Maintain Low Cost Structure

     The Company seeks to increase cash flow by carefully controlling operating costs and general and administrative expenses. The Company targets acquisitions that possess, among other characteristics, low per unit operating costs. In addition, the Company has been able to reduce per unit operating costs by eliminating unnecessary field and corporate overhead costs and by divesting properties that have high lifting costs with little future development potential. Through these efforts, the Company's general and administrative expenses and average oil and gas operating costs per Mcfe have decreased from $0.19 and $0.75, respectively, in 1994 to $0.04 and $0.59, respectively, in 1998.

     In addition, the Company prefers to operate the properties it acquires, allowing it to further control operating costs, exercise greater control over the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. The Company operates 366 of the 580 wells in which it owns an interest which comprise approximately 83% of its Present Value of Proved Reserves as of December 31, 1998.

   Acquire High Quality Properties at Attractive Costs

     The Company has a successful track record of increasing its oil and natural gas reserves through opportunistic acquisitions. Since 1991, Comstock has added
482.4 Bcfe of proved oil and natural gas reserves from 18 acquisitions at a total cost of $411.9 million, or $0.85 per Mcfe. The acquisitions were acquired at 63% of their Present Value of Proved Reserves in the year the acquisitions were completed. The Company's three largest acquisitions to date have been its acquisition of offshore Gulf of Mexico properties from Bois d' Arc and certain of its affiliates and working interest partners in December 1997 for $200.9 million (the "Bois d'Arc Acquisition"), its acquisition of Black Stone Oil Company and interests in the Double A Wells field in Southeast Texas in May 1996 for $100.4 million (the "Black Stone Acquisition") and its purchase of properties from Sonat Inc. in July 1995 for $48.1 million (the "Sonat Acquisition"). The Company applies strict economic and reserve risk criteria in evaluating acquisitions and targets properties in its core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

Primary Operating Areas

     The Company's activities are concentrated in three primary operating areas:
Gulf of Mexico, Southeast Texas, and East Texas/ North Louisiana. The following table summarizes the Company's estimated proved oil and natural gas reserves by field as of December 31, 1998.

                                                          Present Value
                                Net Oil   Net Gas          of Proved
  Field Area                    (MBbls)   (MMcf)    MMcfe   Reserves  Percentage
  ----------                    -------   ------    -----   --------  ----------
                                                          (In thousands)
Gulf of Mexico:
Ship Shoal .................... 11,344    35,935   104,000  $ 99,803
South Timbalier/ South Pelto ..  1,191     4,583    11,728    10,580
Bay Marchand ..................  1,062     1,689     8,064     7,725
West Cameron ..................      1     5,638     5,643     5,380
Main Pass .....................  1,831     2,309    13,295     4,869
East White Point ..............    814     3,512     8,393     3,704
El Campo ......................    241     3,394     4,842     3,214
Other .........................     75     3,086     3,538     2,447
                                ------    ------   -------   -------
                                16,559    60,146   159,503   137,722       45.1%
                                ------    ------   -------   -------
Southeast Texas:
Double A Wells ................  2,836    76,954    93,968    86,925
Redmond Creek .................    124     1,522     2,267     1,861
                                ------    ------   -------   -------
                                 2,960    78,476    96,235    88,786       29.1%
                                ------    ------   -------   -------
East Texas/ North Louisiana:
Beckville .....................    117    27,387    28,089    17,611
Logansport ....................     52    22,133    22,442    17,103
Waskom ........................    239    13,457    14,893     7,133
Box Church ....................      3    11,855    11,870     6,975
Lisbon ........................     80     6,095     6,574     6,330
Blocker .......................     43     9,977    10,234     5,553
Ada ...........................      9     3,934     3,988     4,657
Longwood ......................     40     5,542     5,779     3,543
Sugar Creek ...................     65     2,980     3,371     3,237
Sligo .........................     13     2,223     2,299     1,673
Simsboro ......................      3     2,266     2,282     1,387
Other .........................     45     3,419     3,699     3,080
                                ------    ------   -------   -------
                                   709   111,268   115,520    78,282       25.6%
                                ------    ------   -------   -------
Other Areas ...................     17       512       614       519         .2%
                                ------   -------   -------  --------      ------
Total ......................... 20,245   250,402   371,872  $305,309      100.0%
                                ======   =======   =======  ========      ======

    Gulf of Mexico

     The Company's largest operating region includes properties located offshore of Louisiana in state and federal waters of the Gulf of Mexico, and in fields along the Texas and Louisiana Gulf Coast. The Company owns interests in 121 producing wells (71.1 net) in 11 field areas, the largest of which are the Ship Shoal area (Ship Shoal Blocks 66, 67, 68, 69 and South Pelto Block 1), the Main Pass area (Main Pass Blocks 21 and 25), Bay Marchand Blocks 4 and 5 and the South Timbalier/ South Pelto area (South Timbalier Blocks 11,16, 34, 50 and South Pelto Blocks 5 and 15.) The Company has 159.5 Bcfe of oil and natural gas reserves in the Gulf of Mexico region with a Present Value of Proved Reserves of $137.7 million as of December 31, 1998. The Company operates 47 of the wells (46.1 net) that it owns in this region. The Company acquired a large percentage of its reserves in the region in the Bois d' Arc Acquisition. Production from the region averaged 17.5 MMcf of natural gas per day and 5,229 barrels of oil per day during 1998. The Company spent $35.7 million in this region in 1998 to drill two development wells (1.4 net) and to drill 13 exploratory wells (6.7 net). In 1999, the Company plans to spend $2.0 million for production facilities at Bay Marchand and South Timbalier/ South Pelto and up to $12.0 million for development drilling and up to $10.0 million for exploration activities in this region.

   Ship Shoal

     The Ship Shoal area is located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish and near the state/federal waters boundary. The Company became the operator of its properties in this area as a result of the Bois d' Arc Acquisition and owns a 99% to 100% working interest and operates these properties except for its properties in Ship Shoal Block 69 in which the Company has a 25% working interest. In the Ship Shoal area, oil and natural gas are produced from numerous Miocene sands occurring at depths from 5,800 feet to 13,500 feet, and in water depths from 10 to 40 feet. The Company's Ship Shoal area has estimated proved reserves of 104.0 Bcfe (28% of total proved reserves) with a Present Value of Proved Reserves of $99.8 million as of December 31, 1998. The Company owns interests in 33 wells (23.9 net) in the Ship Shoal area, which averaged 12.8 MMcf of natural gas per day and 4,342 barrels of oil per day during 1998.

     In 1998 the Company drilled five wells (5.0 net), four exploratory wells and one development well in the Ship Shoal area. Three of the exploration wells were successful and one was a dry hole. The three successful wells were placed on production in November and December 1998. The Company has temporarily abandoned the development well as it was unable to successfully complete it.

   South Timbalier/ South Pelto

     The Company owns working interests ranging from 25% to 33% in Louisiana state waters and in federal waters in the South Timbalier/ South Pelto area located offshore of Terrebonne and Lafourche Parishes in water depths ranging from 20 to 60 feet. Oil and natural gas are produced from numerous sands of Pliocene to Upper Miocene age, at depths ranging from 2,000 to 12,000 feet. The Company has drilled three successful wells in the area since beginning its exploration program with Bois d' Arc in 1998. These wells should be placed on production from common facilities which are expected to be completed by mid-year 1999. The Company also acquired a 33% working interest in seven producing wells as well as production facilities in this area in 1998. The Company has identified six exploration prospects and one proved undeveloped location in this area using 3-D seismic, targeting the Upper Miocene sands occurring at depths from 10,000 to 12,000 feet. The Company has estimated proved net reserves totaling 11.7 Bcfe (3% of total proved reserves) in this area as of December 31, 1998.

   Bay Marchand

     The Company owns a 22.5% working interest in Louisiana state leases in the Bay Marchand area, located offshore of Lafourche Parish in 12 feet of water. The Company has drilled three successful wells in its exploration program with Bois d' Arc since its inception in early 1998. The Company has estimated proved net reserves totaling 8.1 Bcfe (2% of total proved reserves) at Bay Marchand as of December 31, 1998. Production from these wells should begin in the second quarter of 1999 pending the acquisition of production facilities for the new wells. The properties are located on the west flank of the Bay Marchand salt dome in a highly prolific oil and natural gas producing region. Producing zones in this area are Upper to Middle Miocene in age, highly porous and permeable, and occur at depths ranging from 9,000 to 14,500 feet. The Company has identified three additional exploration prospects in this area, using 3-D seismic data.

Southeast Texas

     Approximately 26% (96.2 Bcfe) of the Company's proved reserves are located in Southeast Texas where the Company owns interests in 32 producing wells (12.2 net) and operates 24 of these wells. Reserves in Southeast Texas represent 29% of the Company's Present Value of Proved Reserves as of December 31, 1998. Production rates from the area averaged 28.3 MMcf of natural gas per day and 1,532 barrels of oil per day during 1998.

     Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas. The Double A Wells field is the Company's second largest field area with total estimated proved reserves of 94.0 Bcfe (25% of total proved reserves) which have a Present Value of Proved Reserves of $86.9 million as of December 31, 1998. The Company acquired its interests in the Double A Wells field in May 1996 in the Black Stone Acquisition. Net daily production averaged 1,463 barrels of oil per day and 27.4 MMcf of natural gas during 1998. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. The Company has an average working interest in this area of 37% and its leasehold position at December 31, 1998 consisted of 21,225 acres (7,863 net). During 1998, the Company successfully recompleted two wells in this field and is in the process of acquiring 3-D seismic data on 25,000 acres in this area. The Company has budgeted $2.5 million to drill two development wells (0.6 net) in the Double A Wells field in 1999.

East Texas/ North Louisiana

     Approximately 31% (115.5 Bcfe) of the Company's proved reserves are located in East Texas and North Louisiana where the Company owns interests in 401 producing wells (225.2 net) in 18 field areas and operates 276 of these wells (199.5 net). The largest of the Company's field areas in this region are the Beckville, Logansport, Waskom and Box Church fields. Reserves in the region represented 26% of the Company's Present Value of Proved Reserves as of December 31, 1998. Production from this region averaged 27.1 MMcf of natural gas per day and 246 barrels of oil per day during 1998. The Company's largest acquisition in this region was the Sonat Acquisition in July 1995. Since this acquisition, the Company has focused on increasing production through infill drilling and recompletions. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 feet to 4,000 feet of sand and shale sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 feet to 10,500 feet. The Company believes that success in these formations can be enhanced by applying new hydraulic fracturing and completion techniques, magnetic resonance imaging
(MRI) logging tools and infill drilling. In 1998 the Company spent $14.5 million to drill 29 wells (17.3 net) and plans to spend up to $9.5 million in 1999 to drill 16 development wells (10.5 net).

   Beckville

     The Company's properties in the Beckville field, located in Panola County, Texas, represented approximately 8% (28.1 Bcfe) of the Company's proved reserves as of December 31, 1998. The Company operates 54 wells in this field and owns interests in seven additional wells. The Company has an average working interest of 72% in this field. During 1998, the production attributable to the Company's interest from this field averaged 4.3 MMcf of natural gas and 23 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The Company drilled nine wells (6.2 net) in 1998 at a cost of $6.2 million and has budgeted up to $4.5 million to drill six development wells (4.6 net) in 1999.

   Logansport

     The Logansport field produces from multiple pay zones in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. The Company's proved reserves of 22.4 Bcfe in the Logansport field represented approximately 6% of the Company's proved reserves as of December 31, 1998. The Company operates 72 wells in this field and owns interests in 32 additional wells. The Company's average working interest in this field is 50%. During 1998, production attributable to the Company's interest averaged 7.1 MMcf of natural gas and 28 barrels of oil per day. The Company spent $3.4 million to drill nine wells (4.4 net) during 1998 and has budgeted up to $2.0 million to drill six development wells in 1999 (3.2 net).

   Waskom

     The Waskom field, located in Harrison and Panola Counties in Texas, represented approximately 4% (14.9 Bcfe) of the Company's proved reserves as of December 31, 1998. The Company operates 58 wells in this field and owns interests in 38 additional wells. The Company's average working interest in this field is 49%. During 1998, production attributable to the Company's interest averaged 2.3 MMcf of natural gas and 32 barrels of oil per day. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

   Box Church

     The Company's properties in the Box Church field, located in Limestone County, Texas, represented approximately 3% (11.9 Bcfe) of the Company's proved reserves as of December 31, 1998. The Company operates nine wells in this field with an average working interest of 86%. During 1998, production attributable to the Company's interest from this field averaged 1.3 MMcf of natural gas and 2 barrels of oil per day. The Box Church field produces from the Cotton Valley formation at depths ranging from 10,200 to 10,500 feet. The Company drilled three wells (3.7 net) in 1998 at a cost of $2.4 million and has budgeted up to $1.6 million to drill two development wells (1.9 net) in 1999.

Acquisition Activities

   Acquisition Strategy

     The Company has concentrated its acquisition activity in the Gulf of Mexico, Southeast Texas and East Texas/ North Louisiana regions. Using a strategy that capitalizes on management's strong knowledge of and experience in these regions, the Company seeks to selectively pursue acquisition opportunities where the Company can evaluate the assets to be acquired in detail prior to completion of the transaction. The Company evaluates a large number of prospective properties according to certain internal criteria, including established production and the properties' future development and exploration potential, low operating costs and the ability for the Company to obtain operating control. The Company believes that due to the current environment of depressed commodity prices, the industry will continue to consolidate as companies look to divest oil and gas properties. As a result, the Company may have opportunities to make acquisitions at favorable prices, including attractive acquisitions outside its core operating areas.

Major Property Acquisitions

     As a result of its acquisitions, the Company has added 482.4 Bcfe of proved oil and natural gas reserves since 1991 as summarized in the following table:

                                                                            Present     Acquisition
                                                                            Value of     Cost as a
                                                                             Proved     Percentage
                                                                            Reserves    of Present
             Acquisition                                     Acquisition      When       Value of
                Cost        Proved Reserves When Acquired(1)   Cost Per     Acquired      Proved
Year           (000's)     (MBbls)       (MMcf)      (MMcfe)   Mcfe(1)     (000's)(1)   Reserves(1)
----           -------     -------       ------      -------   -------     ----------   -----------

1997(2)      $ 189,904      14,473       39,970      126,808    $1.50       $205,583       92%
1996           100,446       5,930      100,446      136,027     0.74        282,150       36%
1995            56,081       1,859      108,432      119,585     0.47         85,706       65%
1994            12,970         388       12,744       15,074     0.86         14,050       92%
1993            26,928       2,250       28,349       41,848     0.64         33,502       80%
1992             4,730          44        8,821        9,086     0.52          8,474       56%
1991            20,862         689       29,868       34,002     0.61         27,298       76%
             ---------      ------      -------      -------     ----       --------
  Total      $ 411,921      25,633      328,630      482,430     0.85       $656,763       63%
             =========      ======      =======      =======     ====       ========

(1) Based on reserve estimates and prices at the end of the year in which the acquisition occurred, as adjusted to reflect actual production from the closing date of the respective acquisition to such year end.
(2) The 1997 Acquisitions exclude acquisition costs allocated to unevaluated properties of $30.2 million and other assets of $1.0 million.

     In 1998 the Company's only acquisition was a purchase of acreage and production facilities at South Timbalier Blocks 34 and 50 and South Pelto Block 15 located offshore of Louisiana in the Gulf of Mexico.

     Of the 18 property acquisitions completed by the Company since 1991, four acquisitions described below account for 83% of the total acquisition cost and total reserves acquired.

     Bois d' Arc Acquisition. In December 1997, the Company acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d' Arc and certain of its affiliates and working interest partners. The Company acquired interests in 43 wells (29.6 net) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The Company also acquired interests in seven undrilled prospects which were delineated by 3-D seismic data. The net proved reserves acquired were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas. Approximately $30.2 million of the purchase price was attributed to the undrilled prospects and $1.0 million was attributed to other assets.

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

     Sonat Acquisition. In July 1995, the Company purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. The Company acquired interests in 319 producing wells (188.0 net). The acquisition included interests in the Beckville, Logansport, Waskom, Blocker, Longwood and Simsboro fields. The net proved reserves acquired were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

     Stanford Acquisition. In November 1993, the Company acquired Stanford Offshore Energy, Inc. ("Stanford") through a merger with a wholly owned subsidiary. The Stanford stockholders were issued an aggregate of 1,760,000 shares of common stock of the Company in the merger with a total value of $6.2 million and the Company assumed approximately $16.5 million of indebtedness of Stanford. Stanford had interests in 107 producing wells (58.8 net) located primarily in the Gulf of Mexico region. Major properties acquired include West Cameron Blocks 238, 248 and 249, the East White Point field and the Redmond Creek field. The net proved reserves acquired were estimated at 1.0 MMBbls of oil and 17.8 Bcf of natural gas.

Oil and Natural Gas Reserves

     The following table sets forth the estimated proved oil and natural gas reserves of the Company and the Present Value of Proved Reserves as of December 31, 1998:

                                                                         Present
                                                                        Value of
                                                                         Proved
                                           Oil       Gas       Total    Reserves
       Category                          (MBbls)    (Mmcf)    (Mmcfe)    (000's)
       --------                          -------    ------    -------    -------

Proved Developed Producing                9,800    132,613    191,414   $176,780
Proved Developed Non-producing            6,785     50,342     91,053     72,436
Proved Undeveloped                        3,660     67,447     89,405     56,093
                                         ------    -------    -------   --------
  Total Proved                           20,245    250,402    371,872   $305,309
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

     The Company's average price received for crude oil production on December 31, 1997 was $17.24 per Bbl. This price declined to $10.55 per Bbl on December 31, 1998. The Company's average price received for natural gas production on December 31, 1997 was $2.64 per Mcf. This price declined to $2.21 per Mcf on
December 31, 1998. Further declines in the price of crude oil or natural gas could have an adverse effect on the Company's Present Value of Proved Reserves, which in turn could adversely affect borrowing capacity and the Company's ability to obtain additional capital and the Company's financial condition, revenues, profitability and cash flows from operations.

Drilling Activity Summary

     During the three-year period ended December 31, 1998, the Company drilled development and exploratory wells as set forth in the table below.

                                      Year Ended December 31,
                                      -----------------------
                               1996              1997             1998
                               ----              ----             ----
                          Gross     Net     Gross    Net      Gross     Net
                          -----     ---     -----    ---      -----     ---
Development Wells:

     Oil                    2       1.0       2      0.6       --       --
     Gas                   16       8.4      31     16.1       25       14.7
     Dry                    1       1.0       7      2.3        5        3.5
                           --      ----      --     ----       --       ----
                           19      10.4      40     19.0       30       18.2
                           --      ----      --     ----       --       ----

Exploratory Wells:
     Oil                   --       --        1      0.3        6        2.3
     Gas                   --       --        4      1.3        2        2.0
     Dry                    1       0.2       4      1.6        6        2.9
                           --      ----      --     ----       --       ----
                            1       0.2       9      3.2       14        7.2
                           --      ----      --     ----       --       ----
 Total Wells               20      10.6      49     22.2       44       25.4
                           ==      ====      ==     ====       ==       ====

     As of December 31, 1998, the Company was drilling one exploratory well (0.2 net) which subsequently resulted in a successful discovery.

Producing Well Summary

     The following table sets forth the gross and net producing oil and natural gas wells in which the Company owned an interest at December 31, 1998.

                                         Oil              Gas
                                         ---              ---
                                    Gross    Net     Gross    Net
                                    -----    ---     -----    ---

Texas                                17      10.7     277    149.5
Louisiana                             9       5.7     204     99.2
State and Federal Offshore           32      23.9      38     22.3
Mississippi                           1       0.1       2      0.3
                                     --      ----     ---    -----
    Total wells                      59      40.4     521    271.3
                                     ==      ====     ===    =====

       The Company operates 366 of the 580 producing wells presented in the above table.

Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1998. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                       Developed               Undeveloped
                                       ---------               -----------
                                   Gross        Net         Gross        Net
                                   -----        ---         -----        ---

  Texas                           164,529     118,471      37,102       15,876
  Louisiana                        78,812      58,381       1,896        1,123
  State and Federal Offshore       34,056      14,619         870          870
  Mississippi                       1,360         210         -           -
                                  -------     -------      ------       ------
      Total                       278,757     191,681      39,868       17,869
                                  =======     =======      ======       ======

     Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements, current taxes not yet due, and other minor encumbrances. All of the Company's oil and natural gas properties are pledged as collateral under the Company's bank credit facility. As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.

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

     Substantially all of the Company's natural gas production is sold either on the spot natural gas market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market gas prices. A portion of the natural gas production from the Company's Double A Wells field is sold under a long-term contract to Houston Pipeline Company, a subsidiary of Enron Corporation ("HPL"). The agreement with HPL expires on October 31, 2000 with pricing based on a percentage of spot gas prices for natural gas delivered to the Houston Ship Channel. Total gas sales in 1998 to HPL accounted for approximately 17% of the Company's 1998 oil and gas sales. Gas production from the Company's offshore properties at the Ship Shoal and Main Pass areas, which represented 12% of the Company's 1998 oil and gas sales, is sold under a short-term contract based on spot market gas prices to H & N Gas, Ltd.

     All of the Company's oil production is sold at the well site at posted field prices tied to the spot oil markets. Sales of oil production from the Company's Ship Shoal and Main Pass offshore properties to Gulfmark Energy, Inc, accounted for 25% of the Company's 1998 oil and gas sales.

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

     Sales of natural gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid-1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

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

     The states of Texas and Louisiana require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company's properties.

     The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and natural gas wells. The Company provides reserves for the estimated costs of plugging and abandoning its wells, to the extent such costs exceed the estimated salvage value of the wells, on a unit of production basis.

     Environmental

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company's operations and costs. These laws and regulations sometimes require governmental authorization before conducting certain activities, limit or prohibit other activities because of protected areas or species, create the possibility of substantial liabilities for pollution related to Company operations or properties, and provide penalties for noncompliance. In particular, the Company's drilling and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons, and its use of facilities for treating, processing or otherwise handling hydrocarbons
and  related   exploration  and  production  wastes  are  subject  to  stringent environmental regulation. As with the industry in general, compliance with existing and anticipated regulations increases the Company's overall cost of business. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company cannot predict with certainty the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought, by regulatory agencies for response cost or for natural resource damages.

     The following are examples of some environmental laws that potentially impact the Company and its operations.

     Water. The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to the prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill along shorelines or that enters navigable waters. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. Recent regulations developed under OPA require companies that own offshore facilities, including the Company, to demonstrate oil spill financial responsibility for removal costs and damage caused by oil discharge. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

     The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company's operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely affect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company's financial condition or results of operations.

     Air Emissions. Amendments to the Federal Clean Air Act enacted in 1990 (the "1990 CAA Amendments") require or will require most industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the United States Environmental Protection Agency ("EPA") and state environmental agencies. The 1990 CAA Amendments impose a new operating permit on major sources, and several of the Company's facilities may require permits under this new program. Although no assurances can be given, the Company believes implementation of the 1990 CAA Amendments will not have a material adverse effect on the Company's financial condition or results of operations.

     Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and the states in which the Company operates are considering the adoption of stricter disposal standards for the type of non-hazardous wastes generated by the Company. RCRA also governs the generation, management, and disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company's operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during the Company's operations, could in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

     Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a "hazardous substance" into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA's definition of a "hazardous substance." Therefore, the Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company previously owned or operated, as well as to properties owned and operated by others at which disposal of the Company's hazardous substances occurred.

     The Company may also fall into the category of the "current owner or operator." The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

Office and Operations Facilities

     The Company's executive offices are located at 5005 LBJ Freeway, Suite 1000, Dallas, Texas 75244, and its telephone number is (972) 701-2000.

     The Company leases office space in Dallas, Texas. The Dallas lease covers 13,525 square feet at a monthly rate of $19,682 during 1998. The lease expires on July 31, 1999. In August 1997, the Company entered into a seven year lease covering 20,046 square feet in a building under construction. The Company plans to relocate its corporate headquarters to the building in June 1999. The new lease begins when the space is occupied and is at an initial monthly rate of $35,081. The Company also owns production offices and pipe yard facilities near Marshall and Livingston, Texas and near Logansport, Louisiana.

Employees

     As of December 31, 1998, the Company had 47 employees and utilized contract employees for certain of its field operations. The Company considers its employee relations to be satisfactory.

Directors, Executive Officers and Other Management

     The following table sets forth certain information concerning the executive officers and directors of the Company.

       Name                  Age         Position with Company
       ----                  ---         ---------------------

   M. Jay Allison            43     President, Chief Executive Officer and
                                    Charirman of the Board of Directors
   Roland O. Burns           38     Senior Vice President, Chief Financial
                                    Officer, Secretary and Treasurer
   Mack D. Good              48     Vice President of Operations
   Stephen E. Neukom         49     Vice President of Marketing
   Richard G. Powers         44     Vice President of Land
   Daniel K. Presley         38     Vice President of Accounting and Controller
   Michael W. Taylor         45     Vice President of Corporate Development
   Richard S. Hickok         73     Director
   Franklin B. Leonard       71     Director
   Cecil E. Martin, Jr       57     Director
   David W. Sledge           42     Director

                               Executive Officers

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

     Mack D. Good was appointed Vice President of Operations of the Company in March 1999. From August 1997 until his promotion, Mr. Good served as the Company's District Engineer for the East Texas/ North Louisiana region. From 1983 until 1997, Mr. Good was with Enserch Exploration, Inc. serving in various operations management and engineering positions. Mr. Good received a B.S. of Biology/Chemistry from Oklahoma State University in 1975 and a B.S. of Petroleum Engineering from the University of Tulsa in 1983. He is a Registered Professional Engineer in the State of Texas.

     Stephen E. Neukom has been Vice President of Marketing of the Company since December 1997 and has served as Manager of Crude Oil and Natural Gas Marketing since December 1996. From October 1994 to 1996, Mr. Neukom served as Vice President of Comstock Natural Gas, Inc., the Company's wholly owned gas marketing subsidiary. Prior to joining the Company, Mr. Neukom was Senior Vice President of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

     Richard G. Powers joined the Company as Land Manager in October 1994 and has been Vice President of Land since December 1997. Mr. Powers has over 20 years experience as a petroleum landman. Prior to joining the Company, Mr. Powers was employed for 10 years as Land Manager for Bridge Oil (U.S.A.), Inc. and its predecessor Pinoak Petroleum, Inc. Mr. Powers received a B.B.A. degree in 1976 from Texas Christian University.

     Daniel K. Presley has been Vice President of Accounting since December 1997 and has been with the Company since December 1989 serving as Controller since 1991. Prior to joining the Company, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley has a B.B.A. from Texas A & M University.

     Michael W. Taylor has been Vice President of Corporate Development since December 1997 and has served the Company in various capacities since September 1994. Prior to joining the Company, Mr. Taylor had been an independent oil and gas producer and petroleum consultant for the previous 15 years. Mr. Taylor is a registered professional engineer in the state of Texas and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

                                Outside Directors

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

     Cecil E. Martin, Jr. has been a director of the Company since 1988. From 1973 to 1991 he served as Chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director for CareerShop.com. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.

                                               High           Low
                                               ----           ---

       1997 -    First Quarter               $ 14.38       $ 8.13
                 Second Quarter                10.88         6.63
                 Third Quarter                 12.94         9.88
                 Fourth Quarter                17.50        10.63

       1998 -    First Quarter                $12.00       $ 8.75
                 Second Quarter                13.50         7.31
                 Third Quarter                  8.13         5.25
                 Fourth Quarter                 6.13         2.81

     As of March 12, 1999, the Company had 24,350,452 shares of common stock outstanding, which were held by 734 holders of record and approximately 8,500 beneficial owners who maintain their shares in "street name" accounts.

     The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is prohibited under the Company's bank credit facility from paying or declaring cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The  historical  financial  data  presented  in the table below as of and for each of the years in the  five-year  period ended
December 31, 1998 are derived from the Consolidated Financial Statements of the Company.  Significant  acquisitions of producing oil and gas properties affect the comparability of the financial and operating data for the periods presented. The financial results are not  necessarily  indicative of the Company's  future  operations or financial  results.  The data presented below should be read in conjunction with the Company's  Consolidated  Financial Statements and the notes thereto included elsewhere herein and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."
                                                                          Year Ended December 31,
                                                     -------------------------------------------------------------
                                                         1994        1995          1996         1997         1998
                                                         ----        ----          ----         ----         ----
                                                                   ($ in thousands, except per share data)
Statement of Opertatons Data:
 Revenues:
    Oil and gas sales ............................   $  16,855    $  22,091    $  68,915    $  88,555    $  92,961
    Gain on sales of property ....................         328           19        1,447           85         --
    Other income .................................         416          264          593          704          274
                                                        ------       ------       ------       ------       ------
       Total revenues ............................      17,599       22,374       70,955       89,344       93,235
                                                        ------       ------       ------       ------       ------
 Expenses:
    Oil and gas operating(1) .....................       6,099        7,427       13,838       17,919       24,747
    Exploration ..................................        --           --            436        2,810        8,301
    Depreciation, depletion and amortization .....       7,350        8,379       18,269       26,235       51,005
    General and administrative, net ..............       1,569        1,301        2,239        2,668        1,617
    Interest .....................................       2,869        5,542       10,086        5,934       16,977
    Impairment of oil and gas properties .........        --         29,150         --           --         17,000
                                                     ---------    ---------    ---------    ---------    ---------
       Total expenses ............................      17,887       51,799       44,868       55,566      119,647
                                                     ---------    ---------    ---------    ---------    ---------
 Income (loss) from continuing operations
   before income taxes and extraordinary item ....        (288)     (29,425)      26,087       33,778      (26,412)
    Income tax benefit (expense) .................        --           --           --        (11,622)       9,244
                                                     ---------    ---------    ---------    ---------    ---------
 Net income (loss) from continuing operations
   before extraordinary item .....................        (288)     (29,425)      26,087       22,156      (17,168)
    Preferred stock dividends ....................        (818)      (1,908)      (2,021)        (410)        --
                                                     ---------    ---------    ---------    ---------    ---------
 Net income (loss) from continuing operations
   attributable to common stock before
   extraordinary item ............................      (1,106)     (31,333)      24,066       21,746      (17,168)
    Income from discontinued operations ..........         229        3,264        1,866         --           --
    Extraordinary loss ...........................        (615)        --           --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to common stock....   $  (1,492)   $ (28,069)   $  25,932    $  21,746    $ (17,168)
                                                     =========    =========    =========    =========    =========
Weighted average shares outstanding:
   Basic .........................................      12,065       12,546       15,449       24,186       24,275
                                                     =========    =========    =========    =========    =========
   Diluted........................................                                21,199       26,008
                                                                               =========    =========
Basic earnings per share:
   Net income (loss) from continuing operations
     before extraordinary item....................   $   (0.09)   $   (2.50)   $    1.56    $    0.90    $   (0.71)
   Net income (loss)  after extraordinary item....       (0.12)       (2.24)        1.68         0.90        (0.71)
Diluted earnings per share:
   Net income (loss) from continuing operations
     before extraordinary item....................                             $    1.23    $    0.85
   Net income (loss) after extraordinary item.....                                  1.32         0.85
Other Financial Data:
EBITDA(2).........................................   $   9,931    $  13,646    $  54,878    $  68,757    $  66,871
Ratio of EBITDA to interest expense...............         3.5          2.5          5.4         11.3          3.5
                                                                            As of December 31,
                                                     --------------------------------------------------------------
Balance Sheet Data:                                     1994          1995        1996         1997         1998
                                                        ----          ----        ----         ----         ----
   Cash and cash equivalents .....................   $   3,425    $   1,917    $  16,162    $  14,504    $   5,176
   Property and equipment, net ...................      77,989      102,116      185,928      410,781      404,017
   Total assets ..................................      91,571      120,099      222,002      456,800      429,672
   Total debt ....................................      37,932       71,811       80,108      260,000      278,104
   Stockholders' equity ..........................      41,205       30,128      118,216      124,594      109,663
(1) Includes lease  operating costs and production and ad valorem taxes.
(2) EBITDA means income  (loss) from  continuing  operations  before  income  taxes,  plus  interest,  depreciation,  depletion  and amortization,  exploration  expense and impairment of oil and gas  properties.  EBITDA is a financial  measure  commonly used in the
Company's  industry and should not be  considered  in isolation or as a substitute  for net income,  cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     General

     The Company's results of operations have been significantly affected by its success in acquiring producing oil and natural gas properties. Fluctuations in oil and natural gas prices have also influenced the Company's financial results. Relatively minor movements in oil and natural gas prices can lead to a change in the Company's results of operations and cash flow and could have an impact on the Company's borrowing base under its bank credit facility. Based on the 1998 operating results, a change in the average natural gas price realized by the Company of $0.10 per Mcf would result in a change in net income attributable to common stock of approximately $1.6 million, or $0.07 per share. A change in the average oil price realized by the Company of $1.00 per barrel would result in a change in net income attributable to common stock of approximately $1.5 million or $0.06 per share.

     The following table reflects certain summary operating data for the periods presented:

                                                     Year Ended December 31,
                                                     -----------------------
                                                1996          1997         1998
                                                ----          ----         ----
  Net Production Data:
    Oil (MBbls)                                    952        1,343        2,571
    Natural gas (MMcf)                          19,427       22,860       26,713
  Average Sales Price:
    Oil (per Bbl)                               $21.96       $19.47       $12.73
    Natural gas (per Mcf)                         2.47         2.73         2.25
    Average equivalent price (per Mcfe)           2.74         2.87         2.21
  Expenses ($ per Mcfe):
    Oil and gas operating(1)                    $ 0.55       $ 0.58       $ 0.59
    General and administrative                    0.09         0.09         0.04
    Depreciation, depletion and
      amortization(2)                             0.72         0.84         1.20

  Cash Margin ($ per Mcfe)(3)                   $ 2.10       $ 2.20       $ 1.58

      (1)Includes lease operating costs and production and ad valorem taxes.
      (2)Represents depreciation, depletion and amortization of oil and gas properties only.
      (3)Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Oil and gas sales increased $4.4 million (5%) to $93.0 million in 1998 from $88.6 million in 1997. The increase is attributable to a 17% increase in natural gas production and a 92% increase in oil production, offset by 18% lower realized natural gas prices and 35% lower realized oil prices. The increase in production is attributable to the Bois d' Arc Acquisition completed in December 1997.

     Other income in 1998 decreased $430,000 (61%) to $274,000 from $704,000 for
1997. This decrease is attributable to a lower level of short-term cash deposits outstanding as well as the termination of management fee income previously received by the Company.

     Oil and gas operating costs in 1998 increased $6.8 million (38%) to $24.7 million from $17.9 million in 1997 due to the 36% increase in oil and gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased $0.01 to $0.59 in 1998 from $0.58 in 1997.

     Exploration expense for 1998 was $8.3 million which relates to the write-off of the six unsuccessful exploratory wells, as compared to $2.8 million in 1997.

     Depreciation, depletion and amortization ("DD&A") increased $24.8 million (94%) to $51.0 million from $26.2 million in 1997. The increase is due to a 36% increase in oil and natural gas production and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by $0.36 to $1.20 in 1998 from $0.84 in 1997. The increases in the DD&A rate relate to the higher costs of the offshore properties acquired in the Bois d' Arc Acquisition.

     General and administrative expenses, which are reported net of overhead reimbursements, decreased $1.1 million (39%) to $1.6 million in 1997. The decrease is attributable to an increase in overhead reimbursements received by the Company in 1998 which was greater than the increase in the Company's overhead costs before reimbursements.

     Interest expense in 1998 increased $11.0 million (186%) to $17.0 million in 1998 from $5.9 million in 1997. The increase is related to a higher level of outstanding advances under the Company's bank credit facility due to the Bois d' Arc Acquisition completed in December 1997 as well as a higher average interest rate on the Company's bank credit facility. The weighted average annual interest rate under the Company's bank credit facility increased to 7.2% in 1998 as compared to 6.6% in 1997. The increase in the rate was attributable to a higher utilization of the borrowing base under the bank credit facility after the December 1997 acquisition.

     Due to the substantial drop in oil and gas prices during 1998, the Company provided an impairment of $17.0 million in 1998 of its oil and gas properties.

     The Company had a deferred tax benefit of $9.2 million for 1998, using an estimated tax rate of 35%.

     The net loss for the year ended December 31, 1998 was $17.2 million, as compared to net income of $21.7 million, in 1997. Net loss per share for 1998 was $0.71 on weighted average shares outstanding of 24.3 million as compared to net income per share of $0.85 for 1997 on diluted weighted average shares outstanding of 26.0 million.

    Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Oil and gas sales increased $19.6 million (28%) to $88.6 million in 1997 from $68.9 million in 1996 due primarily to a 18% increase in natural gas production and a 41% increase in oil production as well as higher natural gas prices. The production increases related primarily to production from the Black Stone Acquisition, which closed in May 1996 and the Bois d' Arc Acquisition which closed in December 1997. The Company's average gas price increased 11% and its average oil price decreased 11% during 1997 as compared to 1996.

     Other income increased  $111,000 (19%) to $704,000 in 1997 from $593,000 in
1996 due primarily to additional interest income earned on an increased level of short-term cash deposits in 1997.

     Oil and gas operating expenses, including production taxes, increased $4.1 million (29%) to $17.9 million in 1997 from $13.8 million in 1996 due primarily to the 23% increase in oil and natural gas production (on an equivalent Mcf basis) resulting primarily from the acquisitions in 1996 and 1997. Oil and gas operating expenses per Mcfe produced increased 5% to $0.58 in 1997 from $0.55 in 1996 due primarily to increases in production taxes and ad valorem taxes which
were  related  to  the  higher  gas  prices   received  in  1997.

     General and administrative expenses increased $429,000 (19%) to $2.7 million in 1997 from $2.2 million in 1996. This increase related to increased general corporate expenses associated with the increased size of the Company's operations.


     DD&A increased $8.0 million (44%) to $26.2 million in 1997 from $18.3 million in 1996 due to the 23% increase in oil and natural gas production (on an Mcfe basis). Oil and gas property DD&A per Mcfe produced of $0.84 in 1997 increased from $0.72 in 1996 due to the higher costs of the acquisitions closed in 1996 and 1997.

     Interest expense decreased $4.2 million (41%) to $5.9 million in 1997 from $10.1 million in 1996 due primarily to a decrease in the average outstanding advances under the Company's bank credit facility. The average annual interest rate paid under the Company's bank credit facility also decreased to 6.6% in 1997 as compared to 8.1% in 1996.

     The Company provided for income taxes of $11.6 million for 1997 using an estimated effective tax rate of 34%. No provision for income taxes was made in 1996 due to the availability of previously unrecognized tax assets relating to net operating loss carryforwards.

     The Company reported net income of $21.7 million, after preferred stock dividends of $410,000, for the year ended December 31, 1997, as compared to a net income of $24.1 million from continuing operations, after preferred stock dividends of $2.0 million, for the year ended December 31, 1996. Net income per share for 1997 was $0.85 on diluted average shares outstanding of 26.0 million as compared to $1.23 for 1996 on diluted average shares outstanding of 21.2 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In 1998 the Company's net cash flow provided by operating activities totaled $40.7 million ($50.2 million before changes to other working capital accounts). In addition to operating cash flow, the primary source of funds for the Company in 1998 was aggregate borrowings of $23.2 million.

     The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of principal and interest on debt. In 1998, the Company repaid $5.1 million of indebtedness and incurred capital expenditures of $67.4 million primarily for development and exploration activities.

     The Company's annual capital expenditure activity is summarized as follows:

                                                   Year Ended December 31,
                                         ---------------------------------------
                                           1996           1997            1998
                                         --------        --------       --------
                                                     (In thousands)
 Acquisition of oil and gas properties   $100,446        $220,054       $  2,453
 Other leasehold costs                         93           2,304          3,622
 Workovers and recompletions                2,972           2,517         10,198
 Development drilling                       7,964          22,765         20,361
 Exploratory drilling                         436           6,043         30,423
 Other                                         51           1,160            330
                                         --------        --------       --------
    Total                                $111,962        $254,843       $ 67,387
                                         ========        ========       ========

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company spent $11.5 million, $33.6 million and $64.6 million on development and exploration activities in 1996, 1997 and 1998, respectively. The Company currently anticipates spending approximately $10.0 to $36.0 million on development and exploration projects in 1999. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions and plans to limit drilling expenditures in 1999 to available cash flow after debt service payments. Such debt service payments are expected to require a substantial amount of the Company's available cash flow unless oil and gas prices improve from current levels. Without an improvement in oil and gas prices or the completion of a debt or equity financing, the Company's 1999 total capital expenditures will probably be limited to $10.0 million to $15.0 million.

     The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of forthcoming acquisition activities. The Company intends to use borrowings under its bank credit facility or other debt or equity financings to the extent available to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company's bank credit facility consists of a $280.0 million revolving credit commitment provided by a syndicate of ten banks for which The First National Bank of Chicago serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets. The Company's bank credit facility is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. As of December 31, 1998, the borrowing base was $280.0 million and is scheduled to reduce to $240.0 million by December 31, 1999 and by an additional $20.0 million by January 1, 2000. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination will occur in April 1999; however, the bank group can request a redetermination at any time. The revolving credit line bears interest at the option of the Company at either (i) LIBOR plus 2.25% or (ii) the "corporate base rate" plus 1.25%. The Company incurs a commitment fee of up to 0.5% per annum on the unused portion of the borrowing base. The average annual interest rate as of December 31, 1998 of all outstanding indebtedness under the Company's bank credit facility was approximately 7.6%. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans, capital expenditures and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (0.75 to 1.0), maintenance of tangible net worth ($98.0 million), maintenance of an interest coverage ratio (2.5 to 1), and a limitation on capital expenditures ($30.0 million).

     Based on the scheduled borrowing base reductions in 1999, the Company has classified $38.0 million of the amount outstanding under its bank credit facility as a current liability at December 31, 1998. The Company plans to reduce its drilling expenditures in 1999 as compared to 1998 and utilize cash flow generated from operations to reduce outstanding borrowings under the bank credit facility. The Company believes that it will generate sufficient operating cash flow during 1999 to reduce the amounts outstanding under the bank credit facility in accordance with the scheduled reductions to the borrowing base. The Company intends to refinance the additional $20.0 million reduction to the borrowing base scheduled to occur in January 2000 with a future debt or equity financing or to pay down such debt from proceeds from sale of existing properties. Management cannot be assured that such debt or equity financing will be available for the Company on the terms acceptable to its existing shareholders or that the banks will not require additional reductions to the borrowing base in the future.

     Based on estimated 1999 oil and natural gas production, the Company estimates a change in the average natural gas price realized by the Company of $0.10 per Mcf on unhedged production would result in a change in cash flow of approximately $1.5 million. Also, the Company estimates a change in the average oil price realized by the Company of $1.00 per barrel on unhedged production would result in a change in cash flow of approximately $2.9 million. If oil and gas prices were to fall significantly below current levels for the remainder of 1999 or if the banks were to further reduce the Company's borrowing base, the Company would likely have to complete a debt or equity financing or sell selected properties in order to meet the required 1999 scheduled reductions to its borrowing base.

     The Company may consider additional debt or equity financings in order to provide liquidity and working capital for attractive acquisition opportunities during the current depressed price environment of the industry. Based on the current low oil and gas price environment, there can be no assurance that such capital would be available with terms and conditions acceptable to the Company or its existing stockholders.

Federal Taxation

     At December 31, 1998, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $57.4 million. The NOL carryforwards expire from 2005 through 2018. The value of these carryforwards depends on the ability of the Company to generate federal taxable income and to utilize the carryforwards to reduce such income.

Inflation

     In recent years inflation has not had a significant impact on the Company's operations or financial condition.

Risk Management

     The Company's market risk exposures relate primarily to commodity prices and interest rates. Therefore, the Company periodically uses commodity price swaps to hedge the impact of natural gas price fluctuations and uses interest rate swaps to hedge interest rates on floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments. These instruments are generally put in place to limit risk of adverse natural gas price or interest rate movements, however, these instruments usually limit future gains from favorable natural gas price or lower interest rates. Recognition of realized gains or losses are deferred until the underlying physical product is purchased or sold. Unrealized gains or losses on derivative financial instruments are not recorded. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities.

     As a result of certain hedging transactions for natural gas the Company's average realized natural gas price has been impacted as follows:

                                                       Year Ended December 31,
                                                  -----------------------------
                                                    1996       1997       1998
                                                    ----       ----       ----

 Percent of natural gas production hedged              15%      -             7%
 Price realized without hedging (per Mcf)         $  2.53    $  2.73    $  2.24
 Increase (decrease) in price realized (per Mcf)  $ (0.06)      -       $  0.01

     As of December 31, 1998, the Company had no open derivative financial instruments held for price risk management. Subsequent to December 31, 1998, the Company entered into natural gas price swaps covering 10,480,000 MMBtus of its natural gas production for March 1999 to October 1999 at 1,310,000 MMBtus per month at a fixed index price of $1.81 (after basis adjustment), which represents approximately 60% of the Company's estimated gas production for that period.

     The table below provides information about the Company's derivative financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For interest rate swaps, the table presents notional amounts and weighted average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1998.

                                              Expected Maturity Date
                             --------------------------------------------------------         Fair Value
                                                                                                as of
                                 1999       2000         2001       2002        Total      December 31, 1998
                                 ----       ----         ----       ----        -----      -----------------
                                                ($ in thousands)
 Liabilities:
   Bank credit facility       $ 38,000   $ 20,000     $   -      $ 220,000    $ 278,000       $ 278,000
   Variable rate                   7.2%       7.2%        -            7.4%        7.4%

 Interest Rate Swaps:
   Variable to fixed          $  -       $  -         $   -      $ 125,000    $ 125,000             (95)
   Average pay rate                                                    5.0%         5.0%
   Average receive rate                                                5.1%         5.1%



Year 2000

     "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may cause an adverse effect to companies and organizations that rely upon those systems. The Company is assessing and correcting the potential impact of problems with computer software, operating systems, and equipment containing computer processing chips that are unable to properly process dates beyond 1999. The Company has outsourced its significant financial information systems. Based on information received from the Company's providers, the Company is relying on assurances from the providers that they are Year 2000 compliant. The Company's costs related to Year 2000 have not been significant and it expects future costs will not be material.

     Because the Company outsources its information technology systems and software, it believes that there is little risk associated with Year 2000 for its information systems. The Company believes that there is minimal risk with embedded technology associated with its operations because it does not own any significant gas processing plants or pipelines, nor does it have any significant electronic field data capture systems on its wells. However, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. Such failure to achieve Year 2000 compliance could have an adverse effect on the Company's operations and cash flow due to potential shut-in production or delay in drilling schedules. Although the Company does not have a formal contingency plan, it stands ready to switch from vendors that are not Year 2000 compliant.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

       The following exhibits are included on pages E-1 to E-61 of this report. Exhibit
  No.                           Description
-------   ----------------------------------------------------------------------
3.1(a) Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

4.2(c) Second Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.7 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.2(d) Third Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.8 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.2(e) Fourth Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.9 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

10.1(a)* Credit Agreement dated as of December 23, 1998, between the Company, the Banks Party thereto and The First National Bank of Chicago, as
          Administrative Agent and Toronto Dominion (Texas), Inc., as Syndication Agent.

10.2# Employment Agreement dated May 11, 1998, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.3# Employment Agreement dated May 11, 1998, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10.4# Change in Control Employment Agreement dated May 15, 1997, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.5# Change in Control Employment Agreement dated May 15, 1997, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

10.9 Form of Stock Option Agreement, dated October 12, 1994 by and between the Company and Christopher T. H. Pell, et al. (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.10 Warrant Agreement dated December 9, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Joint Exploration Agreement dated December 8, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.12 Office Lease Agreement dated August 12, 1997 between the Company and Briar Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

21*       Subsidiaries of the Company.

23*       Consent of Arthur Andersen LLP.

27*       Financial Data Schedule for the twelve months ended December 31, 1998.

*Filed herewith.
# Management contract or compensatory plan document.

Reports on Form 8-K:

     There were no reports filed on Form 8-K filed subsequent to September 30, 1998 to the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMSTOCK RESOURCES, INC.

                                      By:/s/M. JAY ALLISON
                                      --------------------
                                      M. Jay Allison
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)
Date:  March 12, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/M. JAY ALLISON         President, Chief Executive Officer and  March 12, 1999
----------------------
M. Jay Allison            Chairman of the Board of Directors
                          (Principal Executive Officer)


/s/ROLAND O. BURNS        Senior Vice President, Chief Financial  March 12, 1999
----------------------
Roland O. Burns           Officer, Secretary and Treasurer
                          (Principal Financial and
                           Accounting Officer)


/s/RICHARD S. HICKOK      Director                                March 12, 1999
----------------------
Richard S. Hickok


/s/FRANKLIN B. LEONARD    Director                                March 12, 1999
----------------------
Franklin B. Leonard


/s/CECIL E. MARTIN, JR.   Director                                March 12, 1999
----------------------
Cecil E. Martin, Jr.


/s/DAVID W. SLEDGE        Director                                March 12, 1999
----------------------
David W. Sledge

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX



Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998.................F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1996, 1997 and 1998.....................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1996, 1997 and 1998.....................................F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1996, 1997 and 1998.....................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP



Dallas, Texas,
February 15, 1999

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1997 and 1998

                                     ASSETS

                                                            December 31,
                                                         1997         1998
                                                       ---------    ---------
                                                           (In thousands)

Cash and Cash Equivalents............................  $  14,504    $   5,176
Accounts Receivable:
  Oil and gas sales .................................     24,509       13,355
  Joint interest operations .........................      6,732        4,506
Other Current Assets ................................        172        1,457
                                                       ---------    ---------
          Total current assets ......................     45,917       24,494
Property and Equipment:
  Unevaluated oil and gas properties ................     30,291          436
  Oil and gas properties, successful
    efforts method ..................................    456,606      547,372

  Other .............................................      1,561        1,648
  Accumulated depreciation, depletion
    and amortization ................................    (77,677)    (145,439)
                                                       ---------    ---------
          Net property and equipment ................    410,781      404,017
Other Assets ........................................        102        1,161
                                                       ---------    ---------
                                                       $ 456,800    $ 429,672
                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt....................  $    --      $  38,104
Accounts Payable and Accrued Expenses ...............     56,184       34,652
                                                       ---------    ---------
          Total current liabilities .................     56,184       72,756
Long-Term Debt, less current portion ................    260,000      240,000
Deferred Taxes Payable ..............................     11,207        1,778
Reserve for Future Abandonment Costs ................      4,815        5,475
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
    aurthorized, no shares outstanding...............       --           --
  Common stock--$0.50 par, 50,000,000 shares
    authorized, 24,208,785 and 24,350,452 shares
    shares outstanding at December 31, 1997
    and 1998, respectively ..........................     12,104       12,175
  Additional paid-in capital ........................    110,273      112,432
  Retained earnings (deficit) .......................      2,234      (14,934)
  Less: Deferred compensation-restricted
    stock grants ....................................        (17)         (10)
                                                       ---------    ---------
          Total stockholders' equity ................    124,594      109,663
                                                       ---------    ---------
                                                       $ 456,800    $ 429,672
                                                       =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1997 and 1998



                                                                        1996         1997         1998
                                                                        ----         ----         ----
                                                                             (In thousands, except
                                                                               per share amounts)
Revenues:
 Oil and gas sales.................................................   $  68,915    $  88,555    $  92,961
 Gain on sales of property ........................................       1,447           85         --
 Other income .....................................................         593          704          274
                                                                      ---------    ---------    ---------
          Total revenues ..........................................      70,955       89,344       93,235
                                                                      ---------    ---------    ---------
Expenses:
  Oil and gas operating ...........................................      13,838       17,919       24,747
  Exploration .....................................................         436        2,810        8,301
  Depreciation, depletion and amortization ........................      18,269       26,235       51,005
  General and administrative, net .................................       2,239        2,668        1,617
  Interest ........................................................      10,086        5,934       16,977
  Impairment of oil and gas properties ............................        --           --         17,000
                                                                      ---------    ---------    ---------
          Total expenses ..........................................      44,868       55,566      119,647
                                                                      ---------    ---------    ---------
Income (loss) from continuing operations
     before income taxes ..........................................      26,087       33,778      (26,412)
Income tax benefit (expense) ......................................        --        (11,622)       9,244
                                                                      ---------    ---------    ---------
Net income (loss) from continuing operations ......................      26,087       22,156      (17,168)
Preferred stock dividends .........................................      (2,021)        (410)        --
                                                                      ---------    ---------    ---------
Net income (loss) from continuing operations
     attributable to common stock .................................      24,066       21,746      (17,168)
Income from discontinued gas gathering, processing
     and marketing operations including gain on disposal ..........       1,866         --           --
                                                                      ---------    ---------    ---------
Net income (loss) attributable to common stock.....................   $  25,932    $  21,746    $ (17,168)
                                                                      =========    =========    =========

Net income (loss) per share:
  Basic -
     Net income (loss) per share from continuing operations.......    $    1.56    $    0.90    $   (0.71)
                                                                      =========    ==========   =========
     Net income (loss) per share..................................    $    1.68    $    0.90    $   (0.71)
                                                                      =========    ==========   =========
  Diluted -
     Net income (loss) per share from continuing operations.......    $    1.23    $    0.85
                                                                      =========    =========
     Net income (loss) per share..................................    $    1.32    $    0.85
                                                                      =========    =========
Weighted average shares outstanding:
          Basic...................................................       15,449       24,186       24,275
                                                                      =========    =========    =========
          Diluted.................................................       21,199       26,008
                                                                      =========    =========


                         The  accompanying  notes are an integral  part of these statements.


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1996, 1997 and 1998



                                                                                                    Deferred
                                                                        Additional    Retained    Compensation-
                                              Preferred     Common       Paid-In      Earnings     Restricted
                                                Stock        Stock       Capital     (Deficit)    Stock Grants    Total
                                                -----        -----       -------     ---------    ------------    -----
                                                                               (In thousands)

Balance at December 31, 1995...............   $  31,000    $   6,463    $  38,183    $ (45,444)   $     (74)   $  30,128
   Conversion of preferred stock ..........     (23,937)       2,506       21,431         --           --           --
   Issuance of common stock ...............        --          3,082       59,033         --           --         62,115
   Restricted stock grants ................        --           --           --           --             41           41
   Net income attributable to
     common stock .........................        --           --           --         25,932         --         25,932
                                              ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1996 ..............       7,063       12,051      118,647      (19,512)         (33)     118,216
                                              ---------    ---------    ---------    ---------    ---------    ---------
   Conversion of preferred stock ..........      (7,063)         673        6,390         --           --           --
   Issuance of common stock ...............        --             53          708         --           --            761
   Repurchase of common stock .............        --           (673)     (15,472)        --           --        (16,145)
   Restricted stock grants ................        --           --           --           --             16           16
   Net income attributable to
     common stock .........................        --           --           --         21,746         --         21,746
                                              ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1997 ..............        --         12,104      110,273        2,234          (17)     124,594
                                              ---------    ---------    ---------    ---------    ---------    ---------
   Issuance of common stock ...............        --             71          664         --           --            735
   Value of stock options issued for
     exploration prospects ................        --           --          1,495         --           --          1,495
   Restricted stock grants ................        --           --           --           --              7            7
   Net loss attributable to
     common stock .........................        --           --           --        (17,168)        --        (17,168)
                                              ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1998...............   $    --      $  12,175    $ 112,432    $ (14,934)   $     (10)   $ 109,663
                                              =========    =========    =========    =========    =========    =========




                                  The accompanying notes are an integral part of these statements.


                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1997 and 1998



                                                                         1996         1997         1998
                                                                         ----         ----         ----
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)...............................................   $  27,953    $  22,156    $ (17,168)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Compensation paid in common stock ............................         196          129          269
      Depreciation, depletion and amortization .....................      18,642       26,235       51,005
      Impairment of oil and gas properties .........................        --           --         17,000
      Deferred income taxes ........................................        --         11,363       (9,244)
      Deferred revenue .............................................        (430)        --           --
      Exploration ..................................................         436        2,810        8,301
      Gain on sales of property ....................................      (2,265)         (85)        --
                                                                       ---------    ---------    ---------
        Working capital provided by operations .....................      44,532       62,608       50,163
      Decrease (increase) in accounts receivable ...................      (4,764)     (11,744)      13,380
      Decrease (increase) in other current assets ..................          86            2       (1,285)
      Increase (decrease) in accounts payable and
        accrued expenses ...........................................       6,065       33,411      (21,532)
                                                                       ---------    ---------    ---------
        Net cash provided by operating activities ..................      45,919       84,277       40,726
                                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ............................       9,016        5,079         --
      Proceeds from sale of discontinued operations ................       3,036         --           --
      Capital expenditures and acquisitions ........................    (111,962)    (254,843)     (67,387)
                                                                       ---------    ---------    ---------
        Net cash used for investing activities .....................     (99,910)    (249,764)     (67,387)
                                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings ...................................................     172,150      295,000       23,238
      Debt issuance costs ..........................................        --           --         (1,059)
      Principal payments on debt ...................................    (163,853)    (115,108)      (5,134)
      Proceeds from common stock issuances .........................      61,503          507          288
      Repurchase of common stock ...................................        --        (16,145)        --
      Stock issuance costs .........................................        (863)         (15)        --
      Dividends paid on preferred stock ............................        (701)        (410)        --
                                                                       ---------    ---------    ---------
        Net cash provided by financing activities ..................      68,236      163,829       17,333
                                                                       ---------    ---------    ---------
          Net increase (decrease) in cash and cash equivalents .....      14,245       (1,658)      (9,328)
          Cash and cash equivalents, beginning of year .............       1,917       16,162       14,504
                                                                       ---------    ---------    ---------
          Cash and cash equivalents, end of year....................   $  16,162    $  14,504    $   5,176
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

     In accordance with the Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was required in 1996 or 1997. Due to the substantial drop in oil and gas prices during 1998, the Company provided an impairment of $17.0 million in 1998.

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

     Earnings Per Share

     Basic and diluted earnings per share for 1996, 1997 and 1998 were determined as follows:


                                                            For the Year Ended December 31,
                              ------------------------------------------------------------------------------------
                                          1996                         1997                        1998
                              -------------------------    ------------------------    ---------------------------
                                                   Per                         Per      Income               Per
                               Income    Shares   Share     Income    Shares  Share     (Loss)    Shares    Share
                                                            (In thousands, except per share amounts)
Basic Earnings Per Share:
 Income (Loss) from
   Continuing Operations      $ 26,087   15,449            $ 22,156   24,186            $(17,168)  24,275  $(0.71)
 Less Preferred Stock
   Dividends                    (2,021)    -                   (410)    -                   -        -       -
                              --------  -------            --------  -------            --------  -------  ------
 Net Income (Loss) Available
   to Common Stockholders     $ 24,066   15,449   $1.56      21,746   24,186   $0.90    $(17,168)  24,275  $(0.71)
                                                  =====                        =====    ========  =======  ======

Diluted Earnings Per Share:
 Effect of Dilutive Securities:
   Stock Options                   -        922                -         967
   Convertible Preferred Stock   2,021    4,828                 410      855
                              --------   ------            --------  -------
 Net Income Available to
   Common Stockholders and
     Assumed Conversions      $ 26,087   21,199   $1.23    $ 22,156   26,008   $0.85
                              ========   ======   =====    ========  =======   =====


     Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

                                                      Year Ended December 31,
                                                   1996        1997        1998
                                                   ----        ----        ----
                                                           (In thousands)
Noncash activities -
  Common stock issued for compensation .....     $   154     $   113     $   269
  Value of vested stock options under
      exploration venture ..................        --          --         1,495
  Common stock issued in payment of
    preferred stock dividends ..............       1,320        --          --

Cash payments -
  Interest payments ........................       9,934       5,112      19,898
  Income tax payments ......................        --           270        --

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards that are effective for the fiscal years beginning after June 15, 1999 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company uses derivatives to hedge floating interest rate and natural gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS No. 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

(3)  Acquisitions of Oil and Gas Properties

     On May 7, 1997, the Company purchased certain producing oil and gas properties located in the Lisbon field in Claiborne Parish, Louisiana for a net purchase price of $20.1 million. The acquisition included interests in 13 wells (7.1 net wells).

     On December 9, 1997, the Company acquired interests in certain offshore Louisiana oil and gas properties as well as interests in undeveloped oil and gas leases for $200.9 million from Bois d' Arc Resources ("Bois d' Arc") and certain affiliates and working interest partners of Bois d' Arc. The Company acquired interests in 43 wells (29.6 net wells) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. Approximately $30.2 million of the purchase price was attributed to the undrilled prospects and $1.0 million of the purchase price was attributed to other assets.

     The acquisitions were accounted for utilizing the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations from the acquired properties beginning on the dates that the acquisitions were closed. The following table summarizes the unaudited pro forma effect on the Company's consolidated statements of operations as if the acquisitions consummated in 1997 had been closed on January 1, 1997. Future results may differ substantially from pro forma results due to changes in prices received for oil and gas sold, production declines and other factors. Therefore, the pro forma amounts should not be considered indicative of future operations.

  Unaudited 1997 Pro Forma Results -
     Total Revenues (000s)                                        $   144,313
     Net income from continuing operations attributable
       to common stock (000s)                                          27,327
     Net income from continuing operations per share:
         Basic                                                           1.13
         Diluted                                                         1.07

(4)  Sales of Oil and Gas Properties

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

(5)  Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:

 Capitalized Costs
                                                           As of December 31,
                                                         1997            1998
                                                         ----            ----
                                                            (In thousands)

     Proved properties                                $ 456,606       $ 547,372
     Unproved properties                                 30,291             436
     Accumulated depreciation,
         depletion and amortization                     (77,414)       (145,152)
                                                      ---------       ---------
                                                      $ 409,483       $ 402,656
                                                      =========       =========

 Costs Incurred
                                            For the Year Ended December 31,
                                          1996           1997           1998
                                          ----           ----           ----
                                                    (In thousands)
       Property acquisitions:
           Proved properties           $ 100,539      $ 190,708       $   --
           Unproved properties           -               31,650           6,075
       Development costs                  10,936         25,282          30,559
       Exploration costs                     436          6,043          30,423
                                       ---------      ---------       ---------
                                       $ 111,911      $ 253,683       $  67,057
                                       =========      =========       =========

     The following presents the results of operations of oil and gas producing activities for the three years in the period ended December 31, 1998:


                                                 1996        1997         1998
                                                 ----        ----         ----
                                                         (In thousands)

Oil and gas sales                              $ 68,915    $ 88,555    $ 92,961
Production costs                                (13,838)    (17,919)    (24,747)
Exploration                                        (436)     (2,810)     (8,301)
Depreciation, depletion and amortization        (18,162)    (26,111)    (50,738)
Impairment of oil and gas properties               --          --       (17,000)
                                               --------    --------    --------
Operating income (loss)                          36,479      41,715      (7,825)
Income tax                                         --       (14,353)      2,739
                                               --------    --------    --------
Results of operations (excluding general
  and administrative and interest expenses)    $ 36,479    $ 27,362    $ (5,086)
                                               ========    ========    ========

(6)  Long-Term Debt

     Total debt at December 31, 1997 and 1998 consists of the following:

                                                       1997          1998
                                                       ----          ----
                                                         (In thousands)

Bank Credit Facility                               $ 260,000          $ 278,000
Other                                                   --                  104
                                                   ---------          ---------
                                                     260,000            278,104
Less current portion                                    --              (38,104)
                                                   ---------          ---------
                                                   $ 260,000          $ 240,000
                                                   =========          =========

     The Company has a $280.0 million revolving credit facility with a syndication of ten banks in which The First National Bank of Chicago serves as administrative agent, (the "Bank Credit Facility"). As of December 31, 1998, the Company had $278.0 million outstanding under the Bank Credit Facility. Borrowings under the Bank Credit Facility cannot exceed a borrowing base determined semiannually by the banks. The borrowing base at December 31, 1998 was $280.0 million. The borrowing base is scheduled to reduce to $240.0 million by December 31, 1999 and will reduce by an additional $20.0 million by January 1, 2000. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination will occur in April 1999; however, the bank group can request a redetermination at any time. Amounts outstanding under the Bank Credit Facility bear interest at a floating rate based on The First National Bank of Chicago's base rate (as defined) plus 1.25% or, at the Company's option, at a fixed rate for up to six months based on the London Interbank Offered Rate ("LIBOR") plus 2.25%. As of December 31, 1998, the Company had placed the outstanding advances under the revolving credit facility under fixed rate loans based on LIBOR at an average rate of approximately 7.6% per annum. In addition, the Company incurs a commitment fee of 0.5% on the unused portion of the borrowing base depending upon the utilization of the available borrowing base. The Bank Credit Facility matures on December 9, 2002. Significant financial covenants under the Bank Credit Facility include the maintenance of a current ratio, as defined, (0.75 to 1.0), maintenance of tangible net worth ($98.0 million), maintenance of an interest coverage ratio (2.5 to 1), and a limitation on capital expenditures ($30.0 million).

     Based on the scheduled borrowing base reductions in 1999, the Company has classified $38.0 million of the amount outstanding under the Bank Credit Facility as a current liability at December 31, 1998. The Company plans to reduce its drilling expenditures in 1999 as compared to 1998 and utilize cash flow generated from operations to reduce outstanding borrowings under the Bank

Credit Facility. The Company believes that it will generate sufficient operating cash flow during 1999 to reduce the amounts outstanding under the Bank Credit Facility in accordance with the scheduled reductions to the borrowing base. The Company intends to refinance the additional $20.0 million reduction to the borrowing base scheduled to occur in January 2000 with a future debt or equity financing or to pay down such debt from proceeds from sale of existing properties. Management cannot be assured that such debt or equity financing will be available for the Company on the terms acceptable to its existing shareholders or that the banks will not require additional reductions to the borrowing base in the future. If oil and gas prices were to fall significantly below current levels for the remainder of 1999 or if the banks were to further reduce the Company's borrowing base, the Company would likely have to complete a debt or equity financing or sell selected properties in order to meet the required 1999 scheduled reductions to its borrowing base.

(7)  Lease Commitments

     The Company rents office space under certain noncancellable leases. Minimum future payments under the leases are as follows:


                                           (In thousands)
                    1999                      $ 389
                    2000                        421
                    2001                        421
                    2002                        421
                    2003                        421

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

     Common Stock

     Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of common stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, the Company issued 37,117, 9,256 and 39,678 shares of common stock in 1996, 1997, 1998 respectively, in payment of fees aggregating $154,000, $113,000 and $263,000 for 1996, 1997 and 1998, respectively. Shares issued in 1998 also prepaid the director and consulting fees for 1999.

     Each of the Company's formerly outstanding preferred stock series provided that the Company could issue common stock in lieu of cash for payment of quarterly dividends. The Company issued 249,453 shares of common stock in 1996 in payment of dividends on its preferred stock of $1,320,000.

     On December 2, 1996, the Company completed a public offering of 5,795,000 shares of common stock of which 4,000,000 (4,869,250 including the over-allotment option which was exercised on December 12, 1996) shares were sold by the Company and 1,795,000 shares were sold by certain stockholders. Net proceeds to the Company, after the underwriting discount and other expenses, were approximately $57.0 million and were used to reduce indebtedness under the Bank Credit Facility.

     On August 20, 1997, the Company repurchased the 1,345,373 shares of common stock held by former Series 1995 Preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million.

     Options and warrants to purchase common stock of the Company were exercised for 1,007,177 shares, 98,100 shares and 102,000 shares in 1996, 1997 and 1998, respectively. Such exercises yielded net proceeds to the Company of approximately $3.6 million, $507,000 and $288,000 in 1996, 1997 and 1998, respectively.

     Stock Options and Warrants

     On July 16, 1991, the Company's stockholders approved the 1991 Long-Term Incentive Plan (the "Incentive Plan") for the Company's management including officers, directors and managerial employees. The Incentive Plan authorizes the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of the Company. On May 15, 1996, the Company's stockholders approved an amendment to the Incentive Plan increasing the shares to be awarded by 1,240,000. As of December 31, 1998, the Incentive Plan provided for future awards of stock options or restricted stock grants of up to 228,630 shares of common stock plus 10% of any future issuances of common stock.

     The following table summarizes stock option activity during 1996, 1997 and 1998 under the Incentive Plan:
                                                                       Weighted
                                                                        Average
                                     Number of        Exercise         Exercise
                                      Shares            Price           Price
                                      ------            -----           -----

 Outstanding at December 31, 1995       791,750    $2.00 to $3.00        $2.27
          Granted                     1,933,000    $4.81 to $11.00       $9.31
          Exercised                    (113,250)   $2.00 to $4.81        $3.06
          Forfeited                     (10,000)        $6.56            $6.56
                                    -----------
 Outstanding at December 31, 1996     2,601,500    $2.00 to $11.00       $7.45
          Granted                       667,000    $9.63 to $12.38      $12.00
          Exercised                     (50,000)   $3.00 to $6.56        $5.33
                                    -----------
 Outstanding at December 31, 1997     3,218,500    $2.00 to $12.38       $8.43
          Granted                       767,000    $3.44 to $11.94       $4.57
          Exercised                     (85,000)   $2.00 to $2.50        $2.38
          Forfeited                     (10,000)        $3.44            $3.44
                                    -----------
 Outstanding at December 31, 1998     3,890,500    $2.00 to $12.38       $7.81
                                    ===========
 Exercisable at December 31, 1998     1,839,750    $2.00 to $12.38       $6.76
                                    ===========

     The following table summarizes information about Incentive Plan stock options outstanding at December 31, 1998:


                       Number of      Weighted Average         Number of
                        Shares         Remaining Life           Shares
 Exercise Price       Outstanding          (Years)            Exercisable
 --------------       -----------          -------            -----------

      $2.00             451,000              2.3                436,500
      $2.50              20,000              3.5                 14,000
      $3.00             155,000              1.1                155,000
      $3.44             567,000              8.8                  --
      $4.81             264,000              2.6                264,000
      $6.56             250,000              3.1                250,000
      $6.94             150,000              5.0                  --
      $9.63              90,000              3.6                 90,000
     $11.00           1,326,500              6.6                366,500
     $11.94              40,000              4.9                 40,000
     $12.38             577,000              6.5                223,750
                    -----------              ---              ---------
                      3,890,500              5.5              1,839,750
                    ===========              ===              =========


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

                                             1996         1997          1998
                                             ----         ----          ----
                                        (In thousands, except per share amounts)
 Net income (loss) from
   continuing operations:    As Reported   $ 24,066     $ 21,746      $(17,168)
                             Pro Forma       20,296       18,633       (20,651)
 Basic earnings per share:   As Reported       1.56         0.90         (0.71)
                             Pro Forma         1.31         0.77         (0.85)
 Diluted earnings per share: As Reported       1.23         0.85
                             Pro Forma         0.96         0.72

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996, 1997, and 1998, respectively: average risk-free interest rates of 6.34, 6.33, and 5.30 percent; average expected lives of 7.7, 7.3, and 8.2 years; average expected volatility factors of 54.5, 51.9 and 58.8; and no dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company's Incentive Plan was $6.20 in 1996, $7.45 in 1997, and $2.98 in 1998.

     The Company also has options outstanding to purchase 220,530 common shares at $5.00 per share at December 31, 1998 that were issued in connection with an oil and gas property acquisition in 1994. These options expire in 1999.

     On December 8, 1997, the Company awarded warrants to purchase up to 1,000,000 shares of the Company's common stock at $14.00 per share to Bois d' Arc in connection with a five-year joint exploration venture. The warrants become exercisable in increments of 50,000 shares upon the election by the Company to complete a successful exploration well on a prospect generated by Bois d' Arc under the joint exploration venture. Warrants which become exercisable under the exploration venture expire on December 31, 2007. The fair value of each warrant to purchase one share of common stock is estimated at the date of grant at $9.97 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.35 percent; expected life of
10.1 years; expected volatility factor of 51.9 percent; and no dividend yield. During 1998, warrants to purchase 150,000 shares became vested. The estimated value of the warrants which vested in 1998 of $1.5 million was included as exploration costs for three successful wells under the exploration venture.

     Restricted Stock Grants

     Under the Incentive Plan, officers and managerial employees of the Company may be granted a right to receive shares of the Company's common stock without cost to the employee. The shares vest over a ten-year period with credit given for past service rendered to the Company. Restricted stock grants for 330,000 shares have been awarded under the Incentive Plan. As of December 31, 1998, 322,500 shares of such awards are vested. A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 1996, 1997 and 1998 was $41,000, $15,000, and $7,000, respectively.

(9)  Significant Customers

     The Company had sales to one purchaser of crude oil which accounted for 17%, 17%, and 25% of the Company's oil and gas sales in 1996, 1997, and 1998, respectively. In 1996 and 1997, the Company had one purchaser of natural gas which accounted for 31% and 35%, respectively, of the Company's oil and gas sales. In 1998 the Company had two purchasers of natural gas which accounted for 17% and 12% of the Company's oil and gas sales.

(10)  Income Taxes

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1997 and 1998 were as follows:

                                                         1997            1998
                                                         ----            ----
                                                           (In thousands)
Net deferred tax assets (liabilities):
Property and equipment                                $(13,965)        $(22,150)
Net operating loss carryforwards                         2,193           20,102
Other carryforwards                                        565              270
Valuation allowance                                       --               --
                                                      --------         --------
                                                      $(11,207)        $ (1,778)
                                                      ========         ========


     The following is an analysis of the consolidated income tax benefit (expense):

                                                      1997                1998
                                                      ----                ----
                                                         (In thousands)

Current                                           $   (259)             $   --
Deferred                                           (11,363)                9,244
                                                  --------              --------
                                                  $(11,622)             $  9,244
                                                  ========              ========

     No income tax provision was recognized in 1996 due to the availability of net operating loss carryforwards to offset any current or deferred income tax liabilities.

     The difference between income taxes computed using the statutory rate of 35% and the Company's effective tax rate in 1997 and 1998 is as follows:



                                                      1997         1998
                                                      ----         ----
                                                        (In thousands)
Income tax benefit (expense) computed at federal
           statutory rate                           $(11,822)   $  9,244
Reduction in valuation allowance
     for net operating loss carryforward                 176       --
Other                                                     24       --
                                                   ---------    --------
                                                   $ (11,622)   $  9,244
                                                   =========    ========

     The Company has net operating loss carryforwards of approximately $57.4 million as of December 31, 1998 for income tax reporting purposes which expire in varying amounts from 2005 to 2018.


(11) Related Party Transactions

     The Company served as general partner of Comstock DR-II Oil & Gas Acquisition Limited Partnership ("Comstock DR-II") until December 29, 1997. In 1996 and 1997, the Company received management fees from Comstock DR-II of $87,000 and $40,000, respectively.


     From August 1, 1995 to December 1, 1996, the Company was the managing general partner and owned a 20.31% limited partner interest in Crosstex Pipeline Partners, Ltd. ("Crosstex"). The Company sold its interest in connection with the sale of its third party natural gas marketing operations (see Note 13 "Discontinued Operations"). The Company received $82,000 in fees for management and construction services provided to Crosstex in 1996 and was reimbursed $228,000 for direct expenses incurred in connection with managing Crosstex in 1996. The Company paid $477,000 to Crosstex for transportation of its natural gas production in 1996.

(12) Risk Management

     The Company's market risk exposures relate primarily to commodity prices and interest rates. Therefore, the Company periodically uses commodity price swaps to hedge the impact of natural gas price fluctuations and uses interest rate swaps to hedge interest rates on floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments. These instruments are generally put in place to limit risk of adverse natural gas price or interest rate movements, however, these instruments usually limit future gains from favorable natural gas prices or lower interest rates. Recognition of realized gains or losses in the Consolidated Statements of Operations are deferred until the underlying physical product is purchased or sold. Unrealized gains or losses on derivative financial instruments are not recorded. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows.

     As a result of certain hedging transactions for natural gas the Company realized the following gains and losses:



                               1996      1997      1998
                               ----      ----      ----
                                    (In thousands)

       Realized Gains        $   509   $  --      $   367
       Realized Losses         1,643      --         --


     As of December 31, 1997 and 1998, the Company had no open derivative financial instruments held for price risk management. Subsequent to December 31, 1998, the Company entered into natural gas price swaps covering 10,480,000 MMBtus of its natural gas production for March 1999 to October 1999 at 1,310,000 MMBtus per month at a fixed index price of $1.81 (after basis adjustment).

     The Company entered into interest rate swap agreements in September 1998 to hedge the impact of interest rate changes on a portion of its long-term debt. The notional amount of the swap agreements is $125.0 million and fixed the LIBOR rate at an average rate of 5.1% through September 2000. Gains and losses attributable to the swap agreements are accounted for as a hedge. Gains from the swap agreements reduced interest expense by $59,000 in 1998. The fair value of the interest rate swaps as of December 31, 1998 was a liability of approximately $95,000.

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

     Income for discontinued gas gathering, processing and marketing operations included in the Consolidated Statements of Operations for the year ended December 31, 1996 is comprised of the following:

                                                    (In thousands)

     Revenues                                         $ 85,398
     Operating costs                                   (83,168)
     Depreciation, depletion and amortization             (373)
     General and administrative, net                      (809)
     Gain on sales of property                            --
     Gain on disposal of segment                           818
     Provision for income taxes                           --
                                                      --------
     Income from discontinued operations              $  1,866
                                                      ========

(14)   Supplementary Quarterly Financial Data (Unaudited)


                                                     First        Second        Third       Fourth        Total
                                                     -----        ------        -----       ------        -----
                                                                     (In thousands, except per share amounts)
1997 -
   Total revenues..................................$  23,727    $  18,279    $  18,285    $  29,053     $ 89,344
                                                   =========    =========    =========    =========     ========
   Net income attributable to common stock.........$   7,764    $   3,973    $   4,190    $   5,819     $ 21,746
                                                   =========    =========    =========    =========     ========
   Net income per share:
     Basic ........................................$    0.32    $    0.16    $    0.17    $    0.24     $   0.90
                                                   =========    =========    =========    =========     ========
     Diluted ......................................$    0.30    $    0.16    $    0.17    $    0.23     $   0.85
                                                   =========    =========    =========    =========     ========
1998 -
   Total revenues..................................$  25,558    $  24,894    $  21,517    $  21,266     $ 93,235
                                                   =========    =========    =========    =========     ========
   Net income (loss) attributable to common stock..$     570    $  (1,304)   $  (3,387)   $ (13,047)(1) $(17,168)(1)
                                                   =========    =========    =========    =========     ========
   Net income (loss) per share:
     Basic.........................................$    0.02    $   (0.05)   $   (0.14)   $   (0.54)    $  (0.71)
                                                   =========    ==========   =========    =========     ========
     Diluted.......................................$    0.02
                                                   =========
     (1)  Includes impairment of oil and gas properties of $17 million.


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

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's independent petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were as follows: $17.24 and $10.55 per barrel of oil for 1997 and 1998, respectively, and $2.64 and $2.21 per Mcf of natural gas for 1997 and 1998, respectively.

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

     The following unaudited table sets forth proved oil and gas reserves at December 31, 1996, 1997 and 1998:

                                         1996                     1997                    1998
                                         ----                     ----                    ----
                                    Oil        Gas          Oil         Gas          Oil        Gas
                                  (MBbls)     (MMcf)      (MBbls)      (MMcf)      (Mbbls)    (MMcf)
                                  -------     ------      -------      ------      -------    ------
Proved Reserves:
Beginning of year                   3,779     173,165       8,994     234,444      20,927     240,117
Revisions of previous
  estimates                           243      (5,926)     (1,202)     (7,398)     (3,284)     12,025
Extensions and discoveries            613         551         263       5,566       5,173      24,973
Purchases of minerals in place      5,930     100,446      14,473      39,970        --          --
Sales of minerals in place           (619)    (14,365)       (258)     (9,605)       --          --
Production                           (952)    (19,427)     (1,343)    (22,860)     (2,571)    (26,713)
                                 --------    --------    --------    --------    --------    --------
End of year                         8,994     234,444      20,927     240,117      20,245     250,402
                                 ========    ========    ========    ========    ========    ========
Proved Developed Reserves:
Beginning of year                   2,562     130,375       6,953     187,247      16,635     188,102
                                 ========    ========    ========    ========    ========    ========
End of year                         6,953     187,247      16,635     188,102      16,585     182,955
                                 ========    ========    ========    ========    ========    ========

     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1997 and 1998:

                                                               1997         1998
                                                               ----         ----
                                                                (In thousands)
Cash Flows Relating to Proved Reserves:
  Future Cash Flows                                        $ 993,812    $ 767,869
  Future Costs:
    Production                                              (217,637)    (212,558)
    Development                                              (66,418)     (74,130)
                                                           ---------    ---------
  Future Net Cash Flows Before Income Taxes                  709,757      481,181
  Future Income Taxes                                       (128,983)     (30,221)
                                                           ---------    ---------
  Future Net Cash Flows                                      580,774      450,960
  10% Discount Factor                                       (162,498)    (145,967)
                                                           ---------    ---------
Standardized Measure of Discounted Future Net Cash Flows   $ 418,276    $ 304,993
                                                           =========    =========

     The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1996, 1997 and 1998:

                                                          1996         1997         1998
                                                          ----         ----         ----
                                                                   (In thousands)
Standardized Measure, Beginning of Year                $ 146,506    $ 390,422    $ 418,276
  Net Change in Sales Price, Net of Production Costs     132,094     (188,079)    (146,742)
  Development Costs Incurred During the Year Which
    Were Previously Estimated                              5,934       10,740       20,361
  Revisions of Quantity Estimates                         (7,612)     (16,779)      (7,391)
  Accretion of Discount                                   14,829       50,292       45,956
  Changes in Future Development Costs                     (5,801)      (3,919)     (19,318)
  Changes in Timing and Other                            (13,165)     (20,347)     (39,805)
  Extensions and Discoveries                               9,216        6,233       60,906
  Purchases of Reserves In Place                         282,150      205,583         --
  Sales of Reserves In Place                             (10,342)     (16,450)        --
  Sales, Net of Production Costs                         (55,077)     (70,636)     (68,214)
  Net Changes in Income Taxes                           (108,310)      71,216       40,964
                                                       ---------    ---------    ---------
Standardized Measure, End of Year                      $ 390,422    $ 418,276    $ 304,993
                                                       =========    =========    =========

                        INDEX TO EXHIBITS

Exhibit No.                  Description                               Page
----------  ------------------------------------------------------  -----------
3.1(a)      Restated  Articles  of  Incorporation  of the Company
            (incorporated  by  reference  to  Exhibit  3.1 to the
            Company's  Annual  Report  on Form  10-K for the year
            ended December 31, 1995).
3.1(b)      Certificate of Amendment to the Restated  Articles of
            Incorporation dated July 1, 1997 (incorporated herein
            by  reference   to  Exhibit  3.1  to  the   Company's
            Quarterly  Report on Form 10-Q for the quarter  ended
            June 30, 1997).
3.2         Bylaws of the Company  (incorporated  by reference to
            Exhibit 3.2 to the Company's  Registration  Statement
            on Form S-3, dated October 25, 1996).
4.2(a)      Rights  Agreement  dated as of December 10, 1990,  by
            and between the Company and Society National Bank, as
            Rights  Agent  (incorporated  herein by  reference to
            Exhibit 1 to the Company's  Registration Statement on
            Form 8-A, dated December 14, 1990).
4.2(b)      First  Amendment  to  the  Rights  Agreement,  by and
            between  the  Company  and  Society   National   Bank
            (successor  to  Ameritrust  Texas,  N.A.),  as Rights
            Agent, dated January 7, 1994 (incorporated  herein by
            reference  to  Exhibit  3.6 to the  Company's  Annual
            Report on Form 10-K for the year ended  December  31,
            1993).
4.2(c)      Second  Amendment  to the  Rights  Agreement,  by and
            between  the   Company  and  Bank  One,   Texas  N.A.
            (successor  to  Society  National  Bank),  as  Rights
            Agent, dated April 1, 1995 (incorporated by reference
            to Exhibit 4.7 to the Company's Annual Report on Form
            10-K for the ended December 31, 1995).
4.2(d)      Third  Amendment  to  the  Rights  Agreement,  by and
            between  the   Company  and  Bank  One,   Texas  N.A.
            (successor  to  Society  National  Bank),  as  Rights
            Agent, dated April 1, 1995 (incorporated by reference
            to Exhibit 4.8 to the Company's Annual Report on Form
            10-K for the ended December 31, 1995).
4.2(e)      Fourth  Amendment  to the  Rights  Agreement,  by and
            between  the   Company  and  Bank  One,   Texas  N.A.
            (successor  to  Society  National  Bank),  as  Rights
            Agent, dated April 1, 1995 (incorporated by reference
            to Exhibit 4.9 to the Company's Annual Report on Form
            10-K for the ended December 31, 1995).
4.3         Certificate of Designation, Preferences and Rights of
            Series A Junior  Participating  Preferred Stock dated
            December  6,  1990   (incorporated  by  reference  to
            Exhibit 4.3 to the Company's  Registration  Statement
            on Form S-3, dated October 25, 1996).
10.1(a)*    Credit  Agreement  dated  as of  December  23,  1998,     E-4
            between the Company,  the Banks Party thereto and The
            First  National  Bank of Chicago,  as  Administrative
            Agent  and  Toronto   Dominion   (Texas),   Inc.,  as
            Syndication Agent.

                        INDEX TO EXHIBITS

Exhibit No.                  Description                               Page
----------  ------------------------------------------------------  -----------
10.2#       Employment  Agreement  dated  May  11,  1998,  by and
            between the Company and M. Jay Allison  (incorporated
            herein by reference to Exhibit 10.1 to the  Company's
            Quarterly  Report on Form 10-Q for the quarter  ended
            March 31, 1998).
10.3#       Employment  Agreement  dated  May  11,  1998,  by and
            between the Company and Roland O. Burns (incorporated
            herein by reference to Exhibit 10.2 to the  Company's
            Quarterly  Report on Form 10-Q for the quarter  ended
            March 31, 1998).
10.4#       Change in Control Employment  Agreement dated May 15,
            1997,  by and  between the Company and M. Jay Allison
            (incorporated  herein by reference to Exhibit 10.4 to
            the Company's  Quarterly  Report on Form 10-Q for the
            quarter ended June 30, 1997).
10.5#       Change in Control Employment  Agreement dated May 15,
            1997,  by and between the Company and Roland O. Burns
            (incorporated  herein by reference to Exhibit 10.5 to
            the Company's  Quarterly  Report on Form 10-Q for the
            quarter ended June 30, 1997).
10.6(a)#    Comstock  Resources,  Inc. 1991  Long-term  Incentive
            Plan, dated as of April 1, 1991 (incorporated  herein
            by reference to Exhibit 10.8 to the Company's  Annual
            Report on Form 10-K for the year ended  December  31,
            1991).
10.6(b)#    Amendment No. 1 to the Comstock Resources,  Inc. 1991
            Long-term  Incentive Plan  (incorporated by reference
            to Exhibit 10.4 to the Company's  Quarterly Report on
            Form 10-Q for the quarter ended September 30, 1996).
10.7#       Form of Nonqualified  Stock Option  Agreement,  dated
            April  2,  1991,  between  the  Company  and  certain
            officers and  directors of the Company  (incorporated
            herein by reference to Exhibit 10.9 to the  Company's
            Annual  Report  on  Form  10-K  for  the  year  ended
            December 31, 1991).
10.8#       Form of Restricted  Stock  Agreement,  dated April 2,
            1991, between the Company and certain officers of the
            Company  (incorporated herein by reference to Exhibit
            10.10 to the Company's Annual Report on Form 10-K for
            the year ended December 31, 1991).
10.9        Form of Stock  Option  Agreement,  dated  October 12,
            1994 by and between the Company and Christopher T. H.
            Pell,  et al  (incorporated  herein by  reference  to
            Exhibit 10.18 to the Company's  Annual Report on Form
            10-K for the year ended December 31, 1994).
10.10       Warrant  Agreement  dated  December  9,  1997  by and
            between  the  Company  and  Bois  d'  Arc   Resources
            (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                        INDEX TO EXHIBITS

Exhibit No.                  Description                               Page
----------  ------------------------------------------------------  -----------

10.11       Joint Exploration Agreement dated December 8, 1997 by
            and between  the  Company  and Bois d' Arc  Resources
            (incorporated herein by reference to Exhibit 10.11 to
            the Company's Annual Report on Form 10-K for the year
            ended December 31, 1997).
10.12       Office Lease  Agreement dated August 12, 1997 between
            the Company  and Briar  Center LLC  (incorporated  by
            reference to Exhibit 10.2 to the Company's  Quarterly
            Report on Form 10-Q for the quarter  ended  September
            30, 1997).
21*         Subsidiaries of the Company.                              E-59
23*         Consent of Arthur Andersen LLP.                           E-60
27*         Financial  Data  Schedule for the twelve months ended
            December 31, 1998.                                        E-61

*Filed herewith.
# Management contract or compensatory plan document.