Form 10-Q
period 1999-03-31
COMSTOCK RESOURCES INC
filed 1999-05-11
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   X                  THE SECURITIES EXCHANGE ACT OF 1934
  ---                 For The Quarter Ended March 31, 1999

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

                          Telephone No.: (972) 701-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes % No


     The number of shares outstanding of the registrant's common stock, par value $.50, as of May 11, 1999 was 24,350,417.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX






PART I.  Financial Information                                        Page No.

     Item 1. Financial Statements

         Consolidated Balance Sheets -
              March 31, 1999 and December 31, 1998............................4
         Consolidated Statements of Operations -
              Three Months ended March 31, 1999 and 1998......................5
         Consolidated Statement of Stockholders' Equity -
              Three Months ended March 31, 1999...............................6
         Consolidated Statements of Cash Flows -
              Three Months ended March 31, 1999 and 1998......................7
         Notes to Consolidated Financial Statements...........................8

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................11

PART II. Other Information

     Item 6. Exhibits and Reports on Form 8-K................................15

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   March 31,   December 31,
                                                                     1999          1998
                                                                  -----------  ------------
                                                                  (Unaudited)
                                                                       (In thousands)

Cash and Cash Equivalents ......................................  $   2,921    $   5,176
Accounts Receivable:
     Oil and gas sales .........................................     12,085       13,355
     Joint interest operations .................................      1,057        4,506
Other Current Assets ...........................................      2,327        1,457
                                                                  ---------    ---------
                Total current assets ...........................     18,390       24,494
Property and Equipment:
     Unevaluated oil and gas properties ........................        446          436
     Oil and gas properties, successful
          efforts method .......................................    549,699      547,372
     Other .....................................................      1,664        1,648
     Accumulated depreciation, depletion
          and amortization .....................................   (158,818)    (145,439)
                                                                  ---------    ---------
                Net property and equipment .....................    392,991      404,017
Other Assets ...................................................      1,286        1,161
                                                                  ---------    ---------
                                                                  $ 412,667    $ 429,672
                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt ..............................  $      37    $  38,104
Accounts Payable and Accrued Expenses ..........................     24,200       34,652
                                                                  ---------    ---------
                Total current liabilities ......................     24,237       72,756
Long-term Debt, less Current Portion ...........................    277,000      240,000
Deferred Taxes Payable .........................................       --          1,778
Reserve for Future Abandonment Costs ...........................      5,884        5,475
Stockholders' Equity:
     Common stock--$0.50 par, 50,000,000
         shares authorized, 24,350,417 and
         24,350,452 shares outstanding at
         March 31, 1999 and
         December 31, 1998, respectively .......................     12,175       12,175
     Additional paid-in capital ................................    112,432      112,432
     Retained deficit ..........................................    (19,053)     (14,934)
     Less: Deferred compensation-restricted stock grants .......         (8)         (10)
                                                                  ---------    ---------
                Total stockholders' equity .....................    105,546      109,663
                                                                  ---------    ---------
                                                                  $ 412,667    $ 429,672
                                                                  =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the Three Months Ended March 31,
                                   (Unaudited)


                                                          1999           1998
                                                       ---------      ---------
                                                          (In thousands, except
                                                            per share amounts)
Revenues:
  Oil and gas sales ...............................    $  19,604      $  25,442
  Other income ....................................           30            116
                                                       ---------      ---------
          Total revenues...........................       19,634         25,558
                                                       ---------      ---------
Expenses:
  Oil and gas operating ............................       5,894          6,321
  Exploration ......................................         664          1,059
  Depreciation, depletion and amortization .........      13,441         12,622
  General and administrative, net ..................         434            422
  Interest .........................................       5,098          4,257
                                                       ---------      ---------
          Total expenses............................      25,531         24,681
                                                       ---------      ---------
Income (loss) before income taxes ..................      (5,897)           877
Income tax benefit (expense) .......................       1,778           (307)
                                                       ---------      ---------
Net income (loss) . ...............................    $  (4,119)     $     570
                                                       =========      =========
Net income (loss) per share:
          Basic....................................    $    (.17)     $     .02
                                                       =========      =========
          Diluted..................................                   $     .02
                                                                      =========
Weighted  average   number  of  common  and
     common  stock   equivalent   shares outstanding:
          Basic.....................................      24,350         24,219
                                                       =========      =========
          Diluted...................................                     25,117
                                                                      =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

                                                                        Deferred
                                            Additional     Retained    Compensation-
                               Common         Paid-In      Earnings     Restricted
                                Stock         Capital      (Deficit)    Stock Grants       Total
                                -----         -------      ---------    ------------       -----
                                                (In thousands)
Balance at December 31, 1998.. $ 12,175      $ 112,432     $ (14,934)     $    (10)      $ 109,663
   Restricted stock grants....     -              -             -                2               2
   Net loss...................     -              -           (4,119)          -            (4,119)
                               --------      ---------     ---------      ---------      ---------
Balance at March 31, 1999..... $ 12,175      $ 112,432       (19,053)     $     (8)      $ 105,546
                               ========      =========     =========      ========       =========








        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Three Months Ended March 31,
                                   (Unaudited)

                                                               1999      1998
                                                             --------  --------
                                                                (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)....................................... $ (4,119) $    570
    Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
      Compensation paid in common stock.....................        2       130
      Exploration...........................................      664     1,059
      Depreciation, depletion and amortization..............   13,441    12,622
      Deferred income taxes.................................   (1,778)      307
                                                             --------  --------
        Working capital provided by operations .............    8,210    14,688
      Decrease in accounts receivable.......................    4,719    12,117
      Increase in other current assets                           (870)   (1,566)
      Decrease in accounts payable and accrued expenses.....  (10,452)  (32,378)
                                                             --------  --------
        Net cash provided by (used for)
           operating activities.............................    1,607    (7,139)
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of assets.........................      638         6
      Capital expenditures..................................   (3,433)   (8,936)
                                                             --------  --------
        Net cash used for investing activities .............   (2,795)   (8,930)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings............................................     -       10,000
      Principal payments on debt............................   (1,067)   (5,000)
                                                             --------  --------
        Net cash provided by (used for)
          financing activities .............................   (1,067)    5,000
                                                             --------  --------
          Net decrease in cash and cash equivalents.........   (2,255)  (11,069)
          Cash and cash equivalents, beginning of period....    5,176    14,504
                                                             --------  --------
          Cash and cash equivalents, end of period.......... $  2,921  $  3,435
                                                             ========  ========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


(1) SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the related results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The results of operations for the three months ended March 31, 1999 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                            For the Three Months
                                                                Ended March 31,
                                                                1999      1998
                                                               ------    -----
                                                                  (In thousands)
     Cash Payments -
         Interest payments                                      $5,191    $4,786
         Income tax payments                                      --         276

     Noncash Investing and Financing Activities -
         Common stock issued for director compensation          $ --      $  128

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 were determined as follows:


                                                          For the Three Months Ended March 31,
                                                -------------------------------------------------------
                                                           1999                         1998
                                                -------------------------     -------------------------
                                                Income             Per         Income               Per
                                                (Loss)    Shares  Share        (Loss)    Shares    Share
                                                           (In thousands, except per share amounts)
     Basic Earnings Per Share:
          Net Income (loss)                    $ (4,119)  24,350  $ (.17)      $    570  24,219   $   0.02
                                               =========  ======  ======                           ========

     Diluted Earnings Per Share:
     Effect of Dilutive Securities:
          Stock Options                                                            -        898
                                                                               --------  ------
     Net Income Available to Common
         Stockholders after Assumed Conversions                                $    570  25,117   $   0.02
                                                                               ========  ======   ========


     New Accounting Standard -

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 1999 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company is currently using derivatives to hedge floating interest rate and natural gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS No. 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

(2) LONG-TERM DEBT -

     As of March 31, 1999, the total outstanding principal balance under the Company's bank credit facility was $277.0 million at a weighted average interest rate of 7.3%. The total availability of outstanding borrowings is based on a borrowing base amount established semiannually by the banks and is based on the banks' estimates of the future net cash flow of the Company's oil and gas properties. The borrowing base as of March 31, 1999 was $277.0 million. Such borrowing base was scheduled to reduce to $220.0 million by January 1, 2000.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     On April 29, 1999, the Company reduced the total outstanding indebtedness under the bank credit facility to $104.0 million with the proceeds from the sale of the Senior Notes and the Preferred Stock discussed in Note 3 below and entered into a new bank credit facility which consists of a $162.5 million revolving credit commitment provided by a syndicate of banks for which The First National Bank of Chicago serves as administrative agent. The borrowing base under the new bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination under the new bank credit facility will not occur until October 1999. The revolving credit line under the new bank credit facility bears interest at the option of the Company at either (i) LIBOR plus 2.25% or (ii) the "corporate base rate" plus 1.25%. The Company incurs a commitment fee of 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The new bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants will include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0). The Company's new bank credit facility is secured by the Company's oil and gas properties.

(3) SUBSEQUENT EVENT -

     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11.25% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. The Notes were priced at a discount to yield 11.35% and proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company's bank credit facility. The Notes are unsecured obligations of the Company and guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

     Concurrently with the sale of the Notes, the Company also sold 1,948,001 shares of its Series A 1999 Convertible Preferred Stock, $10 par value and 1,051,999 shares of its Series B 1999 Non-Convertible Preferred Stock, $10 par value (the "Preferred Stock"), in a private placement for $30.0 million. The proceeds from the private placement were used to reduce amounts outstanding under the Company's bank credit facility. The Preferred Stock accrues dividends at an annual rate of 9% and are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Shares of the Series A 1999 Convertible Preferred Stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of Series A 1999 Convertible Preferred Stock is convertible into 2.5 shares of common stock. Subject to stockholder approval, the Company intends to convert all of the shares of the Series B 1999 Non-Convertible Preferred Stock into shares of Series A 1999 Convertible Preferred Stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                       1999             1998
                                                       ----             ----
Net Production Data:
  Oil (MBbls) ......................................       686           683
  Natural gas (MMcf) ...............................     6,036         6,637
Average Sales Price:
  Oil (per Bbl) ....................................  $  11.90      $  14.74
  Natural gas (per Mcf) ............................      1.89          2.32
  Average equivalent price (per Mcfe) ..............      1.93          2.37
Expenses ($ per Mcfe):
  Oil and gas operating(1) .........................  $    .58      $    .59
  General and administrative .......................       .04           .04
  Depreciation, depletion and amortization(2) ......      1.31          1.17
Cash Margin ($ per Mcfe)(3) ........................  $   1.31      $   1.74

----------

(1) Includes lease operating costs and production and ad valorem taxes.

(2) Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
    properties only.

(3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     The Company's oil and gas sales decreased $5.8 million (23%) in the first quarter of 1999, to $19.6 million from $25.4 million in 1998's first quarter due to a 5% decrease in the Company's oil and natural gas production (on an equivalent Mcf basis) and a 19% decrease in the Company's average realized oil and natural gas prices.

     Other income decreased $86,000 (74%) to $30,000 in the first quarter of 1999 from $116,000 in the first quarter of 1998. The decrease is attributable to a lower level of short-term cash deposits outstanding during the quarter.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, decreased $427,000 (7%) to $5.9 million in the first quarter of 1999 from $6.3 million in the first quarter of 1998. The decrease is due to the 5% decrease in oil and natural gas production (on an equivalent Mcf basis) in the first quarter of 1999. Oil and gas operating expenses per equivalent Mcf produced also decreased by 1(cent) to 58(cent) in the first quarter of 1999 from 59(cent) in the first quarter of 1998.

     Depreciation, depletion and amortization ("DD&A") increased $819,000 (6%) to $13.4 million in the first quarter of 1999 from $12.6 million in the first quarter of 1998 due primarily to higher costs per unit of amortization. DD&A per equivalent Mcf produced increased from $1.17 in 1998's first quarter to $1.31 in 1999's first quarter.

     General and administrative expenses, which is reported net of overhead reimbursements, increased $12,000 (3%) to $434,000 in the first quarter of 1999 from $422,000 in 1998's first quarter.

     Interest expense increased $841,000 (20%) to $5.1 million for the three months ended March 31, 1999 from $4.3 million for the three months ended March 31, 1998. The increase is primarily related to interest capitalized on unevaluated properties in 1998 of $535,000. No interest was capitalized in 1999. The remaining increase relates to a higher level of outstanding advances under the Company's bank credit facility and an increase in the average interest rate. The weighted average annual interest rate under the Company's bank credit facility increased to 7.3% in 1999's first quarter as compared to 7.1% in the first quarter of 1998.

     The Company provided a $1.8 million benefit for deferred income taxes for the three months ended March 31, 1999 as compared to a $307,000 provision for income taxes for the first quarter of 1998.

     The Company reported a net loss of $4.1 million for the three months ended March 31, 1999, as compared to a net income of $570,000 for the three months ended March 31, 1998. Net loss per share for the first quarter was 17(cent) on weighted average shares outstanding of 24.4 million as compared to net income per share of 2(cent) for the first quarter of 1998 on diluted weighted average shares outstanding of 25.1 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first quarter of 1999 the Company's net cash flow provided by operating activities totaled $8.2 million before changes to other working capital accounts.

     The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of principal and interest on debt. In the first quarter of 1999, the Company repaid $1.1 million of indebtedness and incurred capital expenditures of $3.4 million primarily for development and exploration activities.

     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11.25% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. The Notes were priced at a discount to yield 11.35% and proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company's bank credit facility. The Notes are unsecured obligations of the Company and guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

     Concurrently with the sale of the Notes, the Company also sold 1,948,001 shares of its Series A 1999 Convertible Preferred Stock, $10 par value and 1,051,999 shares of its Series B 1999 Non-Convertible Preferred Stock, $10 par value (the "Preferred Stock"), in a private placement for $30.0 million. The proceeds from the private placement were used to reduce amounts outstanding under the Company's bank credit facility. The Preferred Stock accrues dividends at an annual rate of 9% and are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Shares of the Series A 1999 Convertible Preferred Stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of Series A 1999 Convertible Preferred Stock is convertible into 2.5 shares of common stock. Subject to stockholder approval, the Company intends to convert all of the shares of the Series B 1999 Non-Convertible Preferred Stock into shares of Series A 1999 Convertible Preferred Stock.

     The Company entered into a new bank credit facility on April 29, 1999, consisting of a $162.5 million revolving credit commitment provided by a syndicate of banks for which The First National Bank of Chicago serves as administrative agent. Indebtedness under the new bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the new bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the
Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination under the new bank credit facility will not occur until October 1999. The revolving credit line under the new bank credit facility will bear interest at the option of the Company at either (i) LIBOR plus 2.25% or (ii) the "corporate base rate" plus 1.25%. The Company incurs a commitment fee of 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The new bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants will include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0).

     The Company's capital expenditure activity for the three months ended March 31, 1999 and 1998 is summarized as follows:

                                                Three Months Ended
                                                    March 31,
                                            ------------------------
                                               1999            1998
                                            --------        --------
                                                  (In thousands)
Acquisition of oil and gas properties....   $  -            $    703
Other leasehold costs....................        133             994
Workovers and recompletions..............        116           1,291
Development drilling.....................        565           4,286
Exploratory drilling.....................      2,416           1,643
Other....................................        203              19
                                            --------        --------
          Total..........................   $  3,433        $  8,936
                                            ========        ========


     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company spent $3.2 million and $8.2 million on development and exploration activities in the first quarter of 1999 and 1998, respectively. The Company currently anticipates spending approximately an additional $12.0 million to $40.0 million on development and exploration projects for the remainder of 1999, depending on oil and natural gas prices. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

     The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of forthcoming acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company believes that cash flow from operations and available borrowings under the Company's new bank credit facility will be sufficient to fund its operations and future growth as contemplated under its current business plan. However, if the Company's plans or assumptions change or if its assumptions prove to be inaccurate, the Company may be required to seek additional capital. There can be no assurance that the Company will be able to obtain such capital or, if such capital is available, that the Company will be able to obtain it on acceptable terms.

                           PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     27.* Financial Data Schedule for the Three Months ended March 31, 1999.

-------------
     *Filed herewith

b. Reports on Form 8-K

     Current reports on Form 8-K filed during the first quarter of 1999 and to the date of this filing are as follows:

           Date Filed         Item               Description
           ----------         ----               -----------
           May 4, 1999         5          Sale of 11 1/4% Senior Notes and
                                          Convertible Preferred Stock


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMSTOCK RESOURCES, INC.


Date  May 11, 1999      /s/M. JAY ALLISON
      ------------      -----------------
                          M. Jay Allison, President and Chief Executive Officer (Principal Executive Officer)


Date  May 11, 1999      /s/ROLAND O. BURNS
      ------------      ------------------
                          Roland O. Burns, Senior Vice President,
                          Chief Financial Officer, Secretary, and
                          Treasurer (Principal Financial and Accounting Officer)