Form 10-Q
period 1999-06-30
COMSTOCK RESOURCES INC
filed 1999-08-13
CIK 23194

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     X                 THE SECURITIES EXCHANGE ACT OF 1934
                       For The Quarter Ended June 30, 1999

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


           5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034
                    (Address of principal executive offices)

                          Telephone No.: (972) 668-8800


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
   Yes    X             No
       ------              ----

   The number of shares outstanding of the registrant's common stock, par value $.50, as of August 13, 1999 was 24,800,061.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX





PART I.  Financial Information                                          Page No.

     Item 1. Financial Statements

         Consolidated Balance Sheets -
              June 30, 1999 and December 31, 1998..............................4
         Consolidated Statements of Operations -
              Three Months and Six Months ended June 30, 1999 and 1998.........5
         Consolidated Statement of Stockholders' Equity -
              Six Months ended June 30, 1999...................................6
         Consolidated Statements of Cash Flows -
              Six Months ended June 30, 1999 and 1998..........................7
         Notes to Consolidated Financial Statements............................8
         Report of Independent Public Accountants.............................12

     Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

     Item 3. Quantitative and Qualitative Disclosure About Market Risks.......18

PART II. Other Information

     Item 4. Submission of Matters to a Vote of Security Holders..............20

     Item 6. Exhibits and Reports on Form 8-K.................................21

                         PART I - FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS

                                     COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

                                                                                   June 30,    December 31,
                                                                                     1999          1998
                                                                                 -----------   -----------
                                                                                 (Unaudited)
                                                                                        (In thousands)

Cash and Cash Equivalents.....................................................    $   4,104    $   5,176
Accounts Receivable:
     Oil and gas sales ........................................................      14,720       13,355
     Joint interest operations ................................................       1,109        4,506
Other Current Assets ..........................................................       2,905        1,457
                                                                                  ---------    ---------
                Total current assets ..........................................      22,838       24,494
Property and Equipment:
     Unevaluated oil and gas properties .......................................       1,903          436
     Oil and gas properties, successful efforts method ........................     555,521      547,372
     Other ....................................................................       1,753        1,648
     Accumulated depreciation, depletion and amortization .....................    (169,932)    (145,439)
                                                                                  ---------    ---------
                Net property and equipment ....................................     389,245      404,017
Other Assets ..................................................................       7,214        1,161
                                                                                  ---------    ---------
                                                                                  $ 419,297    $ 429,672
                                                                                  =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt .............................................   $     310    $  38,104
Accounts Payable and Accrued Expenses .........................................      18,510       34,652
                                                                                  ---------    ---------
                Total current liabilities .....................................      18,820       72,756

Long-term Debt, less Current Portion ..........................................     260,000      240,000
Deferred Taxes Payable ........................................................        --          1,778
Reserve for Future Abandonment Costs ..........................................       5,884        5,475
Stockholders' Equity:
     Preferred stock-$10.00 par, 5,000,000 shares authorized,
          3,000,000 shares outstanding at June 30, 1999 .......................      30,000         --
     Common stock--$0.50 par, 50,000,000 shares authorized,
          24,785,061 and 24,350,452 shares outstanding at
          June 30, 1999 and December 31, 1998, respectively ...................      12,393       12,175
     Additional paid-in capital ...............................................     113,516      112,432
     Retained deficit .........................................................     (20,437)     (14,934)
     Less: Deferred compensation-restricted stock grants ......................        (879)         (10)
                                                                                  ---------    ---------
                Total stockholders' equity ....................................     134,593      109,663
                                                                                  ---------    ---------
                                                                                  $ 419,297    $ 429,672
                                                                                  =========    =========


        The accompanying notes are an integral part of these statements.

                                     COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                    Three Months             Six Months
                                                                   Ended June 30,           Ended June 30,
                                                                 1999       1998         1999         1998
                                                               --------    --------    --------     -------
                                                                   (In thousands, except per share amounts)
Revenues:
  Oil and gas sales ........................................   $ 20,783    $ 24,822    $ 40,387    $ 50,264
  Other income .............................................      1,763          72       1,793         188
  Gain on sale of properties ...............................        130        --           130        --
                                                               --------    --------    --------    --------
          Total revenues ...................................     22,676      24,894      42,310      50,452
                                                               --------    --------    --------    --------

Expenses:
  Oil and gas operating ....................................      5,907       6,124      11,801      12,445
  Exploration ..............................................       --         2,818         664       3,877
  Depreciation, depletion and amortization .................     11,322      13,176      24,763      25,798
  General and administrative, net ..........................        476         594         910       1,016
  Interest .................................................      5,882       4,189      10,980       8,446
                                                               --------    --------    --------    --------
          Total expenses ...................................     23,587      26,901      49,118      51,582
                                                               --------    --------    --------    --------

Income (loss) before income taxes ..........................       (911)     (2,007)     (6,808)     (1,130)
Provision for income taxes .................................       --           703       1,778         396
                                                               --------    --------    --------    --------
Net income (loss) ..........................................       (911)     (1,304)     (5,030)       (734)
Preferred stock dividends ..................................       (473)       --          (473)       --
                                                               --------    --------    --------    --------
Net income (loss) attributable to common stock .............   $ (1,384)   $ (1,304)   $ (5,503)   $   (734)
                                                               ========    ========    ========    ========
Net income (loss) per share ................................   $  (0.06)   $  (0.05)   $  (0.23)   $  (0.03)
                                                               ========    ========    ========    ========
Weighted average number of common and
   common stock equivalent shares outstanding ..............     24,391      24,228      24,371      24,224
                                                               ========    ========    ========    ========


                         The  accompanying  notes are an integral  part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

                                                                                        Deferred
                                                              Additional   Retained    Compensation-
                                       Preferred    Common      Paid-In    Earnings     Restricted
                                         Stock       Stock      Capital    (Deficit)   Stock Grants    Total
                                       ---------   ---------  ----------   ---------   ------------   ---------
                                                                   (In thousands)
Balance at December 31, 1998 .......   $    --     $  12,175   $ 112,432    $ (14,934)   $     (10)   $ 109,663
   Issuance of preferred stock .....      30,000        --          --           --           --         30,000
   Issuance of common stock ........        --           105         518         --           --            623
   Stock issuance costs ............        --          --          (691)        --           --           (691)
   Value of stock options issued for
     exploration prospect ..........        --          --           498         --           --            498
   Restricted stock grants .........        --           113         759         --           (869)           3
   Net loss attributable to
     common stock ..................        --          --          --         (5,503)        --         (5,503)
                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1999 ...........   $  30,000   $  12,393   $ 113,516    $ (20,437)   $    (879)   $ 134,593
                                       =========   =========   =========    =========    =========    =========








         The accompanying notes are an integral part of this statement.

                                        6

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months
                                                                Ended June 30,
                                                              1999         1998
                                                           ----------   ----------
                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...........................................   $  (5,030)   $    (735)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Compensation paid in common stock ................           3          131
      Exploration ......................................         664        3,877
      Depreciation, depletion and amortization .........      24,763       25,798
      Deferred income taxes ............................      (1,778)        (395)
      Gain on sale of properties .......................        (130)        --
                                                           ----------   ----------
        Working capital provided by operations .........      18,492       28,676
      Decrease in accounts receivable ..................       2,032       13,639
      Increase in other current assets .................      (1,448)      (2,298)
      Decrease in accounts payable and accrued expenses      (16,142)     (35,372)
                                                           ----------   ----------
        Net cash provided by operating activities ......       2,934        4,645
                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ................         768            7
      Capital expenditures .............................     (10,212)     (22,342)
                                                           ----------   ----------
        Net cash used for investing activities .........      (9,444)     (22,335)
                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings .......................................      10,361       10,238
      Proceeds from senior notes issuance ..............     149,221         --
      Debt issuance costs ..............................      (5,448)        --
      Principal payments on debt .......................    (178,155)      (5,000)
      Proceeds from preferred stock issuance ...........      30,000         --
      Proceeds from common stock issuance ..............         150           86
      Stock issuance costs .............................        (691)        --
                                                           ----------   ----------
        Net cash provided by financing activities ......       5,438        5,324
                                                           ----------   ----------
          Net decrease in cash and cash equivalents ....      (1,072)     (12,366)
          Cash and cash equivalents, beginning of period       5,176       14,504
                                                           ----------   ----------
          Cash and cash equivalents, end of period .....   $   4,104    $   2,138
                                                           ==========   ==========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the related results of operations for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998.

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

     The results of operations for the six months ended June 30, 1999 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                     For the Six Months
                                                       Ended June 30,
                                                       1999      1998
                                                     -------   -------
                                                       (In thousands)
 Cash Payments -
  Interest ........................................   $8,465   $8,446
  Income taxes ....................................     --        276

Noncash Investing and Financing Activities -
  Common stock issued for preferred stock dividends   $  473   $ --
  Common stock  issued for  director  compensation      --        128
  Value of vested stock options under
        exploration joint venture .................      498      498


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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic earnings per share for the three months and six months ended June 30, 1999 and 1998 were determined as follows:

                                          For the Three Months Ended June 30,
                                            1999                        1998
                                  ------------------------  --------------------------
                                                      Per                          Per
                                    Loss    Shares   Share      Loss    Shares    Share
                                            (In thousands, except per share amounts)
 Net Loss                         $  (911)  24,391            $(1,304)   24,228
 Less Preferred Stock Dividends      (473)    -                  -         -
                                  -------   ------            -------    ------
 Net Loss to Common Stockholders  $(1,384)  24,391   $(.06)   $(1,304)   24,228   $(.05)
                                  =======   ======   =====    =======    ======   =====

                                          For the Six Months Ended June 30,
                                            1999                        1998
                                  ------------------------  --------------------------
                                                      Per                          Per
                                    Loss    Shares   Share      Loss    Shares    Share
                                            (In thousands, except per share amounts)
 Net Loss                         $(5,030)  24,371            $  (734)   24,224
 Less Preferred Stock Dividends      (473)    -                  -         -
                                  -------   ------            -------    ------
 Net Loss to Common Stockholders  $(5,503)  24,371   $(.23)   $  (734)   24,224   $(.03)
                                  =======   ======   =====    =======    ======   =====

     Diluted   earnings  per  share  are  not  presented  since  the  effect  of
outstanding   stock   options  and  other   convertible   securities   would  be
anti-dilutive.

     New Accounting Standard -

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which has been amended by SFAS No.137. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(2)  LONG-TERM DEBT -

     As of June 30, 1999 Long-term debt is comprised of the following:

                                                  (In thousands)

               Revolving Bank Credit Facility.....  $ 110,000
               11 1/4% Senior Notes due 2007......    150,000
               Other .............................        310
                                                    ---------
                                                    $ 260,310
                                                    =========
               Less current portion ..............       (310)
                                                    ---------
                                                    $ 260,000
                                                    =========


     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11.25% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. Proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company's bank credit facility. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

     On April 29, 1999, the Company entered into a new bank credit facility which consists of a $162.5 million revolving credit commitment provided by a syndicate of banks for which The First National Bank of Chicago serves as administrative agent. The borrowing base under the new bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination under the new bank credit facility will not occur until October 1999. The revolving credit line under the new bank credit facility bears interest at the option of the Company at either (i) LIBOR plus 2.25% or
(ii) the "corporate base rate" plus 1.25%. The Company incurs a commitment fee of 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The new bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0). The Company's new bank credit facility is secured by the Company's oil and gas properties.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3)  PREFERRED STOCK -

     On April 29, 1999, the Company sold 1,948,001 shares of its Series A 1999 Convertible Preferred Stock, $10 par value (the "Preferred Stock"), and 1,051,999 shares of its Series B 1999 Non-Convertible Preferred Stock, $10 par value in a private placement for $30.0 million. On June 30, 1999, the Company converted all of the shares of the Series B 1999 Non-Convertible Preferred Stock into 1,051,999 shares of Series A 1999 Convertible Preferred Stock resulting in 3,000,000 shares of Preferred Stock outstanding. The Preferred Stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Shares of the Preferred Stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of Preferred Stock is convertible into 2.5 shares of common stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the Preferred Stock are outstanding, the Company is obligated to redeem an amount of shares of Preferred Stock equal to one-third of the shares of the Preferred Stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of the Company The Company has option to redeem the shares of Preferred Stock upon payment to the holders of the Preferred Stock of a specified rate of return on the initial purchase. Upon a change of control of the Company, the holders of the Preferred Stock have the right to require the Company to purchase all or a portion of the Preferred Stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. (a Nevada Corporation) as of June 30, 1999 and the related consolidated statements of operations for the three month and six month periods ended June 30, 1999 and 1998 and the consolidated statements of stockholders' equity and cash flows for the periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP



Dallas, Texas
     August 9, 1999

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                  Three Months Ended  Six Months Ended
                                                        June 30,         June 30,
                                                    1999     1998     1999     1998
                                                    ----     ----     ----     ----
Net Production Data:
  Oil (MBbls)....................................     564      693    1,250    1,375
  Natural gas (MMcf).............................   5,644    6,697   11,680   13,333
Average Sales Price:
  Oil (per Bbl) .............................      $16.23   $12.73   $13.86   $13.73
  Natural gas (per Mcf) .....................        2.06     2.39     1.97     2.35
  Average equivalent price (per Mcfe) .......        2.30     2.29     2.11     2.33
Expenses ($ per Mcfe):
  Oil and gas operating(1) ..................      $  .65   $  .56   $  .62   $  .58
  General and administrative ................         .05      .05      .05      .05
  Depreciation, depletion and amortization(2)        1.23     1.21     1.27     1.19
Cash Margin ($ per Mcfe)(3) .................      $ 1.60   $ 1.67   $ 1.44   $ 1.70
----------

(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
    properties only.
(3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     The Company's oil and gas sales decreased $4.0 million (16%) in the second quarter of 1999, to $20.8 million from $24.8 million in 1998's second quarter due to a 16% decrease in the Company's natural gas production and a 19% decrease in the Company's oil production. The Company's average second quarter gas price also decreased in 1999 by 14%. For the six months ended June 30, 1999, oil and gas sales decreased $9.9 million (20%), to $40.4 million from $50.3 million for the six months ended June 30, 1998. The decrease is attributable to a 12% decrease in natural gas production and a 9% decrease in oil production combined with 16% lower realized natural gas prices and 1% higher realized oil prices. The Company hedged a significant amount of its 1999 natural gas production in February 1999 at a fixed price of $2.03 per Mcf. Without the impact of the hedge, the Company would have realized $2.28 per Mcf and $2.00 per Mcf for its natural gas production for the three months and six months ended June 30, 1999, respectively. The production declines are attributable to the significantly lower drilling activity in the first half of 1999. The Company has plans to increase its drilling activity in the third and fourth quarters and anticipates that production levels will begin to increase in the fourth quarter of 1999.

     Other income increased $1.7 million to $1.8 million in the second quarter of 1999 from $72,000 in the second quarter of 1998. Other income for the six months ended June 30, 1999 increased $1.6 million to $1.8 million from $188,000 for the six months ended June 30, 1998. Included in other income in the second quarter of 1999 is a $1.7 million insurance recovery received by the Company on the Habenero prospect which was drilled in the second quarter of 1998 and was written off when the well was abandoned due to numerous well control problems encountered.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, decreased $217,000 (4%) to $5.9 million in the second quarter of 1999 from $6.1 million in the second quarter of 1998 due primarily to the 17% decrease in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased 9(cent) to 65(cent) in the second quarter of 1999 from 56(cent) in the second quarter of 1998. Oil and gas operating costs for the six months ended June 30, 1999 decreased $644,000 (5%) to $11.8 million from $12.4 million for the six months ended June 30, 1998 due to the 11% decrease in oil and natural gas production (on an equivalent Mcf basis). Oil and gas operating expenses per equivalent Mcf produced increased 4(cent) to 62(cent) for six months ended June 30, 1999 from 58(cent) for the same period in 1998.

     In the second quarter of 1999, the Company had no exploration expense. Exploration expense for the first six months of 1999 was $644,000 which relates to the write off of a dry hole drilled in the Gulf of Mexico during the first quarter of 1999.

     Depreciation, depletion and amortization ("DD&A") decreased $1.9 million (14%) to $11.3 million in the second quarter of 1999 from $13.2 million in the second quarter of 1998 due to the 17% decrease in oil and natural gas production (on an equivalent Mcf basis). DD&A per equivalent Mcf produced increased by 2(cent) to $1.23 for the three months ended June 30, 1999 from $1.21 for the three months ended June 30, 1998. For the six months ended June 30, 1999, DD&A decreased $1.0 million (4%) to $24.8 million from $25.8 million for the six months ended June 30, 1998. The decrease is due to the 11% decrease in oil and natural gas production partially offset by the higher costs per unit of amortization. DD&A per equivalent Mcf increased by 8(cent) to $1.27 for the six months ended June 30, 1999 from $1.19 for the six months ended June 30, 1998.

     General and administrative expenses, which are reported net of overhead reimbursements, of $476,000 for the second quarter of 1999 were 20% lower than general and administrative expenses of $594,000 for the second quarter of 1998. For the first six months of 1999, general and administrative expenses decreased $106,000 (10%) to $910,000 from $1.0 million for the six months ended June 30, 1998.

     Interest expense increased $1.7 million (40%) to $5.9 million for the three months ended June 30, 1999 from $4.2 million for the three months ended June 30, 1998. Interest expense for the six months ended June 30, 1999 increased $2.5 million (30.0%) to $11.0 million in 1999 from $8.4 million for the six months ended June 30, 1998. The Company capitalized interest expense of $589,000 in the second quarter of 1998 and $1.1 million in the six months ended June 30, 1998 on its unevaluated properties. In 1999, no interest expense was capitalized. The remaining increases are related to a higher average interest rate on the Company's debt. The weighted average annual interest rate under the Company's bank credit facility increased to 7.4% in 1999's second quarter as compared to 7.1% in the second quarter of 1998. For the six months ended June 30, 1999, the Company's weighted average interest rate under the Company's bank credit facility was 7.3% as compared to 7.1% for the six months ended June 30, 1998. The interest rate on the Company's Senior Notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 of 11.25% is significantly higher than the 7.1% rate charged under the bank credit facility in 1998's second quarter.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company reported a net loss of $1.4 million after preferred stock dividends of $473,000 for the three months ended June 30, 1999, as compared to a net loss of $1.3 million for the three months ended June 30, 1998. Net loss per share for the second quarter was 6(cent) on weighted average shares outstanding of 24.4 million as compared to net loss per share of 5(cent) for the second quarter of 1998 on weighted average shares outstanding of 24.2 million.

     The net loss for the six months ended June 30, 1999 was $5.5 million after preferred stock dividends of $473,000, as compared to a net loss of $734,000 for the six months ended June 30, 1998. Net loss per share for the six months ended June 30, 1999 was 23(cent) on weighted average shares outstanding of 24.4 million as compared to a net loss per share of 3(cent) for the six months ended June 30, 1998 on weighted average shares outstanding of 24.2 million.

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the six months ended June 30, 1999 and 1998:

                                             Six Months Ended June 30,
                                              1999                 1998
                                           ----------           ----------
                                                   (In thousands)

        Acquisitions                       $     -              $    2,230
        Other leasehold costs                  2,172                 2,117
        Development drilling                     611                 5,616
        Offshore production facilities         1,564                  -
        Exploratory drilling                   4,413                 6,124
        Workovers and recompletions            1,251                 6,084
        Other                                    201                   171
                                           ---------            ----------
                          Total            $  10,212            $   22,342
                                           =========            ==========

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the six months ended June 30, 1999 and 1998, the Company spent $10.0 million and $22.3 million, respectively, on development and exploration activities. The Company currently anticipates substantially increasing its drilling activity for the remainder of 1999 and expects to spend an additional $31.0 million on development and exploration projects in the last half of 1999.

     The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Capital Resources and Liquidity

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first six months of 1999, the Company's net cash flow provided by operating activities totaled $18.5 million before changes to other working capital accounts and the Company borrowed $10.0 million under its revolving bank credit facility.

     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11.25% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. Concurrently with the sale of the Notes, the Company also sold 3,000,000 shares of its preferred stock in a private placement for $30.0 million. The preferred stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company.

     The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of principal and interest on debt. In the first six months of 1999, the Company incurred capital expenditures of $10.2 million primarily for development and exploration activities and reduced amounts outstanding under its bank credit facility by $178.0 million with the proceeds from the sale of the Notes and the preferred stock.

     The Company entered into a new bank credit facility on April 29, 1999, consisting of a $162.5 million revolving credit commitment provided by a syndicate of banks for which The First National Bank of Chicago serves as administrative agent. Indebtedness under the new bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the new bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The next scheduled borrowing base redetermination under the new bank credit facility will not occur until October 1999. The revolving credit line under the new bank credit facility will bear interest at the option of the Company at either (i) LIBOR plus 2.25% or (ii) the "corporate base rate" plus 1.25%. The Company incurs a commitment fee of 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The new bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0).

     The Company believes that cash flow from operations and available borrowings under the Company's new bank credit facility will be sufficient to fund its operations and future growth as contemplated under its current business plan. However, if the Company's plans or assumptions change or if its assumptions prove to be inaccurate, the Company may be required to seek additional capital. Management cannot be assured that the Company will be able to obtain such capital or, if such capital is available, that the Company will be able to obtain it on acceptable terms.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Year 2000

     "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant by January 1, 2000 may cause an adverse effect to companies and organizations that rely upon those systems. The Company is assessing and correcting computer processing chips that are unable to properly process dates beyond 1999. The Company has outsourced its significant financial information systems. Based on information received from the Company's providers, the Company is relying on assurances from the providers that they are Year 2000 compliant. The Company's costs related to Year 2000 have not been significant and it expects future costs will not be material.

     Because the Company outsources its information technology systems and software, it believes that there is little risk associated with Year 2000 for its information systems. The Company also believes that there is minimal risk with embedded technology associated with its operations because it does not own any significant gas processing plants or pipelines., nor does it have any significant electronic field data capture systems on its wells. However, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. Such failure to achieve Year 2000 compliance could have an adverse effect on the Company's operations and cash flow due to potential shut-in production or delay in drilling schedules. Although the Company does not have a formal contingency plan, it stands ready to switch from vendors that are not Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company's business is impacted by fluctuations in crude oil and natural gas commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company's strategy for managing such risks, and to quantify the potential affect of market volatility on the Company's financial condition and results of operations.

Oil and Gas Prices

     The Company's financial condition, results of operation, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the six months ended June 30, 1999, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $1.1 million and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $600,000.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. In February 1999, the Company entered into natural gas price swaps covering 9.3 Bcf of its natural gas production for March 1999 to October 1999 at 1.2 Bcf per month at a fixed price of $2.03 per Mcf (after basis adjustment), which represents approximately 60% of the Company's estimated natural gas production for that period. As a result of the natural gas price swaps in place, the Company realized a loss of $1.0 million for the six months ended June 30, 1999. The fair value of the Company's open gas price swap contracts as of June 30, 1999 was a liability of $2,825,000.

Interest Rates

     The Company's outstanding long-term debt at under its bank credit facility of $110.0 million at June 20, 1999 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its floating rate debt. As of June 30, 1999 the Company has interest rate swaps with a notional amount of $100.0 million which fixed the LIBOR rate at an average rate of 5.0% through September 2000. As a result of the interest rate swaps in place, the Company realized a gain of $30,000 for the six months ended June 30, 1999. The fair value of the Company's open interest rate swap contracts as of June 30, 1999 was an asset of $710,000.

                           PART II - OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held in Dallas, Texas at 4:00 p.m., local time, on June 23, 1999.

         (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as director as listed in the proxy statement and such nominees were elected.

         (c) Out of a total 29,217,607 shares of the Company's common stock and preferred stock outstanding and entitled to vote, 28,066,183 shares were present at the meeting in person or by proxy, representing approximately 96%. Matters voted upon at the meeting were as follows:

              (i) The election of two Class B Directors to serve on the Company's board of directors until the 2002 annual meeting of stockholders and the election of One Class C director to serve until the 2000 annual meeting. The vote tabulation with respect to each nominee was as follows:

                         Nominee               For           Against
                         -------               ---           -------
                      M. Jay Allison         27,725,919      340,264
                      David W. Sledge        27,725,919      340,264
                      Roland O. Burns        27,725,919      340,264

                      Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

                        Class A Directors                  Class C Director
                        -----------------                  ----------------
                      Franklin B. Leonard                 Richard S. Hickok
                      Cecil E. Martin, Jr.

               (ii) The 1999 Long-term Incentive Plan as adopted by the Board of Directors on March 25, 1999 was approved by a vote of 10,666,546 shares for, 5,109,563 shares against and 886,843 shares abstaining.

               (iii) The issuance of 1,051,999 shares of Series A Convertible Preferred Stock, par value $10.00 per share, and shares of common stock related thereto was approved by a vote of 11,032,389 shares for, 594,896 shares against and 72,778 shares abstaining.

               (iv) The appointment of Arthur Andersen LLP as the Company's certified public accountants for 1999 was approved by a vote of 27,949,336 shares for, 66,805 shares against and 50,042 shares abstaining.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            10.1*#  The Comstock Resources, Inc. 1999 Long-term Incentive Plan.

            10.2*# Form of Stock Option Agreement Under the 1999 Long-term Incentive Plan.

            10.3*# Form of Restricted Stock Grant Agreement under the 1999 Long-term Incentive Plan.

            10.4*# Employment Agreement dated June 23, 1999 by and between the Company and M. Jay Allison.

            10.5*# Employment Agreement dated June 23, 1999 by and between the Company and Roland O. Burns.

            27.     Financial Data Schedule for the Six Months ended
                    June 30, 1999.
         -----------
              * Filed
              # Managemennt contract or compensatory plan document.

         b. Reports on Form 8-K

               Current reports on Form 8-K filed during the second quarter of 1999 and to the date of this filing are as follows:

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

                               COMSTOCK RESOURCES, INC.

Date    August 13, 1999        /s/M. JAY ALLISON
        ---------------        -----------------
                               M. Jay Allison, Chairman, President and
                               Chief Executive Officer
                               (Principal Executive Officer)

Date    August 13, 1999        /s/ROLAND O. BURNS
        ---------------        ------------------
                               Roland O. Burns, Senior Vice President,
                               Chief Financial Officer, Secretary, and
                               Treasurer (Principal Financial and Accounting
                               Officer)