Form 10-Q
period 1999-09-30
COMSTOCK RESOURCES INC
filed 1999-11-12
CIK 23194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   [ X ] THE SECURITIES EXCHANGE ACT OF 1934
                    For The Quarter Ended September 30, 1999

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

                          Telephone No.: (972) 668-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No


     The number of shares outstanding of the registrant's common stock, par value $.50, as of November 12, 1999 was 25,037,481.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX




PART I.  Financial Information                                          Page No.

  Item 1. Financial Statements

      Consolidated Balance Sheets -
           September 30, 1999 and December 31, 1998............................4
      Consolidated Statements of Operations -
           Three Months and Nine Months ended September 30, 1999 and 1998......5
      Consolidated Statement of Stockholders' Equity -
           Nine Months ended September 30, 1999................................6
      Consolidated Statements of Cash Flows -
           Nine Months ended September 30, 1999 and 1998.......................7
      Notes to Consolidated Financial Statements...............................8
      Report of Independent Public Accountants................................12

  Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...............................................13

  Item 3. Quantitative and Qualitative Disclosure About Market Risks..........17

PART II. Other Information

  Item 6. Exhibits and Reports on Form 8-K....................................19

                         PART I - FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                  September 30, December 31,
                                                                      1999          1998
                                                                  ------------  ------------
                                                                  (Unaudited)
                                                                        (In thousands)

Cash and Cash Equivalents ......................................   $   6,088    $   5,176
Accounts Receivable:
     Oil and gas sales .........................................      17,582       13,355
     Joint interest operations .................................       1,658        4,506
Other Current Assets ...........................................       2,601        1,457
                                                                   ---------    ---------
                Total current assets ...........................      27,929       24,494
Property and Equipment:
     Unevaluated oil and gas properties ........................       1,629          436
     Oil and gas properties, successful efforts method .........     560,888      547,372
     Other .....................................................       2,106        1,648
     Accumulated depreciation, depletion and amortization ......    (179,481)    (145,439)
                                                                   ---------    ---------
                Net property and equipment .....................     385,142      404,017
Other Assets ...................................................       6,991        1,161
                                                                   ---------    ---------
                                                                   $ 420,062    $ 429,672
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-term Debt ..............................   $     229    $  38,104
Accounts Payable and Accrued Expenses ..........................      25,823       34,652
                                                                   ---------    ---------
                Total current liabilities ......................      26,052       72,756

Long-term Debt, less Current Portion ...........................     254,000      240,000
Deferred Taxes Payable .........................................        --          1,778
Reserve for Future Abandonment Costs ...........................       5,884        5,475
Stockholders' Equity:
     Preferred stock-$10.00 par, 5,000,000 shares authorized,
          3,000,000 shares outstanding at September 30, 1999 ...      30,000         --
     Common stock--$0.50 par, 50,000,000 shares authorized,
          25,037,481 and 24,350,452 shares outstanding at
          September 30, 1999 and December 31, 1998, respectively      12,519       12,175
     Additional paid-in capital ................................     114,205      112,432
     Retained deficit ..........................................     (21,776)     (14,934)
     Less: Deferred compensation-restricted stock grants .......        (822)         (10)
                                                                   ---------    ---------
                Total stockholders' equity .....................     134,126      109,663
                                                                   ---------    ---------
                                                                   $ 420,062    $ 429,672
                                                                   =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                 Three Months             Nine Months
                                              Ended September 30,     Ended September 30,
                                               1999        1998        1999        1998
                                             --------    --------    --------    --------
                                               (In thousands, except per share amounts)
Revenues:
  Oil and gas sales ......................   $ 22,922    $ 21,461    $ 63,309    $ 71,725
  Other income ...........................         52          56       1,845         244
  Gain on sale of properties .............       --          --           130        --
                                             --------    --------    --------    --------
          Total revenues .................     22,974      21,517      65,284      71,969
                                             --------    --------    --------    --------

Expenses:
  Oil and gas operating ..................      6,028       6,070      17,829      18,515
  Exploration ............................        920       3,875       1,584       7,752
  Depreciation, depletion and amortization     10,016      12,334      34,779      38,131
  General and administrative, net ........        408         358       1,318       1,374
  Interest ...............................      6,252       4,091      17,232      12,538
                                             --------    --------    --------    --------
          Total expenses .................     23,624      26,728      72,742      78,310
                                             --------    --------    --------    --------

Loss before income taxes .................       (650)     (5,211)     (7,458)     (6,341)
Provision for income taxes ...............       --         1,824       1,778       2,219
                                             --------    --------    --------    --------
Net loss .................................       (650)     (3,387)     (5,680)     (4,122)
Preferred stock dividends ................       (689)       --        (1,162)       --
                                             --------    --------    --------    --------
Net loss attributable to common stock ....   $ (1,339)   $ (3,387)   $ (6,842)   $ (4,122)
                                             ========    ========    ========    ========
Net loss per share........................   $  (0.05)   $  (0.14)   $  (0.28)   $  (0.17)
                                             ========    ========    ========    ========
Weighted average number of common
 and common stock equivalent shares
     outstanding..........................     24,822      24,306      24,523      24,251
                                             ========    ========    ========    ========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1999
                                   (Unaudited)

                                                                                         Deferred
                                                               Additional    Retained   Compensation-
                                       Preferred    Common      Paid-In      Earnings   Restricted
                                         Stock       Stock      Capital     (Deficit)   Stock Grants    Total
                                       ---------   ---------   ---------    ---------    ---------    ---------
                                                                     (In thousands)

Balance at December 31, 1998 .......   $    --     $  12,175   $ 112,432    $ (14,934)   $     (10)   $ 109,663
   Issuance of preferred stock .....      30,000        --          --           --           --         30,000
   Issuance of common stock ........        --           231       1,227         --           --          1,458
   Stock issuance costs ............        --          --          (711)        --           --           (711)
   Value of stock options issued for
     exploration prospect ..........        --          --           498         --           --            498
   Restricted stock grants .........        --           113         759         --           (812)          60
   Net loss attributable to
     common stock ..................        --          --          --         (6,842)        --         (6,842)
                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance at September 30, 1999 ......   $  30,000   $  12,519   $ 114,205    $ (21,776)   $    (822)   $ 134,126
                                       =========   =========   =========    =========    =========    =========




         The accompanying notes are an integral part of this statement.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months
                                                                   Ended September 30,
                                                                    1999         1998
                                                                  ---------    ---------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .................................................   $  (5,680)   $  (4,122)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Compensation paid in common stock ......................          60          133
      Exploration ............................................       1,584        7,752
      Depreciation, depletion and amortization ...............      34,779       38,131
      Deferred income taxes ..................................      (1,778)      (2,219)
      Gain on sale of properties .............................        (130)        --
                                                                 ---------    ---------
        Working capital provided by operations ...............      28,835       39,675
      (Increase) decrease in accounts receivable .............      (1,379)      15,476
      Increase in other current assets .......................      (1,144)      (1,763)
      Decrease in accounts payable and accrued expenses ......      (8,829)     (26,804)
                                                                 ---------    ---------
        Net cash provided by operating activities ............      17,483       26,584
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sales of properties ......................         778            7
      Capital expenditures ...................................     (16,619)     (45,979)
                                                                 ---------    ---------
        Net cash used for investing activities ...............     (15,841)     (45,972)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings .............................................      10,378       13,238
      Proceeds from senior notes issuance ....................     149,221         --
      Debt issuance costs ....................................      (5,661)      (1,059)
      Principal payments on debt .............................    (184,253)      (5,067)
      Proceeds from preferred stock issuance .................      30,000         --
      Proceeds from common stock issuance ....................         296          288
      Stock issuance costs ...................................        (711)        --
                                                                 ---------    ---------
        Net cash provided by (used for) financing activities .        (730)       7,400
                                                                 ---------    ---------
          Net increase (decrease) in cash and cash equivalents         912      (11,988)
          Cash and cash equivalents, beginning of period .....       5,176       14,504
                                                                 ---------    ---------
          Cash and cash equivalents, end of period ...........   $   6,088    $   2,516
                                                                 =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)


(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 1999 and the related results of operations for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

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

     The results of operations for the nine months ended September 30, 1999 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                                       For the Nine Months
                                                                       Ended September 30,
                                                                         1999      1998
                                                                       -------   -------
                                                                         (In thousands)
Cash Payments -
       Interest                                                        $10,523   $11,506
       Income taxes                                                       --         276

Noncash Investing and Financing Activities -
       Common stock issued for preferred stock dividends               $ 1,162   $  --
       Common stock issued for director compensation                      --         128
       Value of vested stock options under exploration joint venture       498       498

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic earnings per share for the three months and nine months ended September 30, 1999 and 1998 were determined as follows:


                                            For the Three Months Ended September 30,
                                                 1999                         1998
                                     -------------------------    ------------------------
                                                         Per                          Per
                                       Loss     Shares  Share       Loss     Shares  Share
                                     --------  -------  ------    --------  -------  -----
                                              (In thousands, except per share amounts)
  Net Loss                            $   (650)  24,822           $ (3,387)  24,306
  Less Preferred Stock Dividends          (689)    -                  -        -
                                      --------  -------           --------  -------
  Net Loss to Common Stockholders     $ (1,339)  24,822 $(0.05)   $ (3,387)  24,306  $(0.14)
                                      ========  ======= ======    ========  =======  ======


                                            For the Nine Months  Ended September 30,
                                                 1999                         1998
                                     -------------------------    ------------------------
                                                         Per                          Per
                                       Loss     Shares  Share       Loss     Shares  Share
                                     --------  -------  ------    --------  -------  -----
                                              (In thousands, except per share amounts)

  Net Loss                            $ (5,680)  24,523           $ (4,122) 24,251
  Less Preferred Stock Dividends        (1,162)    -                   -       -
                                      --------  -------           -------- -------   ------
  Net Loss to Common Stockholders     $ (6,842)  24,523 $(0.28)   $ (4,122) 24,251   $(0.17)
                                      ========  ======= ======    ======== =======   ======

     Diluted   earnings  per  share  are  not  presented  since  the  effect  of
outstanding   stock   options  and  other   convertible   securities   would  be
anti-dilutive.

     New Accounting Standard -

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which has been amended by SFAS No. 137. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(2)  LONG-TERM DEBT -

     As of September 30, 1999 Long-term debt is comprised of the following:


                                                (In thousands)
               Revolving Bank Credit Facility     $ 104,000
               11 1/4% Senior Notes due 2007        150,000
               Other                                    229
                                                  ---------
                                                  $ 254,229
               Less current portion                    (229)
                                                  ---------
                                                  $ 254,000
                                                  =========


     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. Proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company's bank credit facility. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

     The Company's bank credit facility consists of a $162.5 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. The borrowing base under the bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0%, or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0). The Company's bank credit facility is secured by the Company's oil and gas properties.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3)  PREFERRED STOCK -


     On April 29, 1999, the Company sold 3,000,000 shares of its convertible preferred stock with a $10 par value in a private placement for $30.0 million. The preferred stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Shares of the preferred stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of preferred stock is convertible into 2.5 shares of common stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the preferred stock are outstanding, the Company is obligated to redeem an amount of shares of preferred stock equal to one-third of the shares of the preferred stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of the Company. The Company has the option to redeem the shares of preferred stock upon payment to the holders of the preferred stock a specified rate of return on the initial purchase. Upon a change of control of the Company, the holders of the preferred stock have the right to require the Company to purchase all or a portion of the preferred stock.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. as of September 30, 1999, and the related consolidated statements of operations for the three months and nine months ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP



November 8, 1999
    Dallas, Texas

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table reflects certain summary operating data for the periods presented:



                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                         1999         1998          1999           1998
                                                       -------      -------       -------        -------
Net Production Data:
  Oil (MBbls)....................................          439          611         1,689         1,987
  Natural gas (MMcf).............................        6,032        6,654        17,712        19,988
Average Sales Price:

  Oil (per Bbl)..................................      $ 20.82      $ 12.35       $ 15.67       $ 13.30
  Natural gas (per Mcf)..........................         2.28         2.09          2.08          2.27
  Average equivalent price (per Mcfe)............         2.64         2.08          2.27          2.25
Expenses ($ per Mcfe):
  Oil and gas operating(1).......................      $  0.70      $  0.59       $  0.64       $  0.58
  General and administrative.....................         0.05         0.03          0.05          0.04
  Depreciation, depletion and amortization(2)....         1.09         1.19          1.22          1.19
Cash Margin ($ per Mcfe)(3)......................         1.90         1.46          1.59          1.62

----------

(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
    properties only.
(3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     The Company's oil and gas sales increased $1.4 million (7%) in the third quarter of 1999, to $22.9 million from $21.5 million in 1998's third quarter due to higher oil and gas prices realized by the Company in 1999. The Company's average third quarter oil price increased by 69% and its average third quarter gas price increased by 9%. The price increases were partially offset by a 28% decrease in the Company's oil production and a 9% decrease in the Company's natural gas production. For the nine months ended September 30, 1999, oil and gas sales decreased $8.4 million (12%), to $63.3 million from $71.7 million for the nine months ended September 30, 1998. The decrease is attributable to a 11% decrease in natural gas production and a 15% decrease in oil production combined with 8% lower realized natural gas prices and 18% higher realized oil prices. The Company hedged a significant amount of its 1999 natural gas production in February 1999 at a fixed price of $2.03 per Mcf. Without the impact of the hedge, the Company would have realized $2.78 per Mcf and $2.31 per Mcf for its natural gas production for the three months and nine months ended September 30, 1999, respectively. The production declines in 1999 are attributable to the significantly lower drilling activity in the first half of 1999. The Company has significantly increased its drilling activity in the third and fourth quarters and anticipates that production levels will begin to increase in the fourth quarter of 1999.

     Other income decreased slightly to $52,000 in the third quarter of 1999 as compared to $56,000 in 1998's third quarter. Other income for the nine months ended September 30, 1999 increased $1.6 million to $1.8 million from $244,000 for the nine months ended September 30, 1998. Included in other income in the second quarter of 1999 is a $1.7 million insurance recovery received by the Company on the Habenero prospect which was drilled in the second quarter of 1998 and was written off when the well was abandoned due to numerous well control problems encountered.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, decreased slightly to $6.0 million in the third quarter of 1999 from $6.1 million in the third quarter of 1998. Oil and gas operating expenses per equivalent Mcf produced increased 11 cents to 70 cents in the third quarter of 1999 from 59 cents in the third quarter of 1998 due to the 16% decrease in oil and natural gas production (on an equivalent Mcf basis) and the fixed nature of the Company's lifting costs. Oil and gas operating costs for the nine months ended September 30, 1999 decreased to $17.8 million from $18.5 million for the nine months ended September 30, 1998. Oil and gas operating expenses per equivalent Mcf produced increased 6 cents to 64 cents for nine months ended September 30, 1999 from 58 cents for the same period in 1998.

     In the third quarter of 1999, the Company had $920,000 in exploration expense for two offshore exploratory dry holes. Exploration expense for the first nine months of 1999 was $1.6 million which relates to the write off of the three dry holes drilled in the Gulf of Mexico during 1999.

     Depreciation, depletion and amortization ("DD&A") decreased $2.3 million (19%) to $10.0 million in the third quarter of 1999 from $12.3 million in the third quarter of 1998 due to the 16% decrease in oil and natural gas production. DD&A per equivalent Mcf produced decreased by 10 cents to $1.09 for the three months ended September 30, 1999 from $1.19 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, DD&A decreased $3.3 million (9%) to $34.8 million from $38.1 million for the nine months ended September 30, 1998. The decrease is due to the 13% decrease in oil and natural gas production. DD&A per equivalent Mcf increased by 3 cents to $1.22 for the nine months ended September 30, 1999 from $1.19 for the nine months ended September 30, 1998.

     General and administrative expenses, which are reported net of overhead reimbursements, of $408,000 for the third quarter of 1999 were 14% higher than general and administrative expenses of $358,000 for the third quarter of 1998. For the first nine months of 1999, general and administrative expenses decreased 4% to $1.3 from $1.4 million for the nine months ended September 30, 1998.

     Interest expense increased $2.2 million (53%) to $6.3 million for the three months ended September 30, 1999 from $4.1 million for the three months ended September 30, 1998. Interest expense for the nine months ended September 30, 1999 increased $4.7 million (37%) to $17.2 million in 1999 from $12.5 million for the nine months ended September 30, 1998. The Company capitalized interest expense of $688,000 in the third quarter of 1998 and $1.8 million in the nine months ended September 30, 1998 on its unevaluated properties. In 1999, no interest expense was capitalized. The remaining increases are related to a higher average interest rate on the Company's debt. The weighted average annual interest rate under the Company's bank credit facility increased to 7.3% for the three months and nine months ended September 30, 1999 as compared to 7.1% for the same periods in 1998. The interest rate on the Company's Senior Notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 of 11.25% is significantly higher than the 7.1% rate charged under the bank credit facility in 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company reported a net loss of $1.3 million after preferred stock dividends of $689,000 for the three months ended September 30, 1999, as compared to a net loss of $3.4 million for the three months ended September 30, 1998. Net loss per share for the third quarter was 5 cents on weighted average shares outstanding of 24.8 million as compared to net loss per share of 14 cents for the third quarter of 1998 on weighted average shares outstanding of 24.3 million.

     The net loss for the nine months ended September 30, 1999 was $6.8 million after preferred stock dividends of $1.2 million, as compared to a net loss of $4.1 million for the nine months ended September 30, 1998. Net loss per share for the nine months ended September 30, 1999 was 28 cents on weighted average shares outstanding of 24.5 million as compared to a net loss per share of 17 cents for the nine months ended September 30, 1998 on weighted average shares outstanding of 24.3 million.

Capital Expenditures

     The following table summarizes the Company's capital expenditure activity for the nine months ended September 30, 1999 and 1998:

                                           Nine Months Ended September 30,
                                                1999           1998
                                              -------         -------
                                                   (In thousands)

     Acquisitions                             $  --           $ 2,261
     Other leasehold costs                      1,859           2,822
     Development drilling                       2,437          12,517
     Offshore production facilities             3,500            --
     Exploratory drilling                       5,809          19,142
     Workovers and recompletions                2,419           8,888
     Other                                        595             349
                                              -------         -------
                  Total                       $16,619         $45,979
                                              =======         =======

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the nine months ended September 30, 1999 and 1998, the Company spent $16.0 million and $43.4 million, respectively, on development and exploration activities. The Company has substantially increased its drilling activity for the remainder of 1999 and expects to spend an additional $27.0 million on development and exploration projects in the last quarter of 1999.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Capital Resources and Liquidity

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first nine months of 1999, the Company's net cash flow provided by operating activities totaled $28.8 million before changes to other working capital accounts and the Company borrowed $10.0 million under its revolving bank credit facility. On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes"). Concurrently with the sale of the Notes, the Company also sold 3,000,000 shares of its preferred stock in a private placement for $30.0 million. After transaction related costs, the sale of the Notes and the preferred stock generated proceeds of $172.8 million.

     The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first nine months of 1999, the Company incurred capital expenditures of $16.6 million primarily for development and exploration activities and reduced amounts outstanding under its bank credit facility by $184.0 million.

     The Company has a bank credit facility consisting of a $162.5 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the bank credit facility is $162.5 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0).

     The Company believes that cash flow from operations and available borrowings under the Company's bank credit facility will be sufficient to fund its operations and future growth as contemplated under its current business plan. However, if the Company's plans or assumptions change or if its assumptions prove to be inaccurate, the Company may be required to seek additional capital. Management cannot be assured that the Company will be able to obtain such capital or, if such capital is available, that the Company will be able to obtain it on acceptable terms.

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

Oil and Natural Gas Prices

     The Company's financial condition, results of operation, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production for the nine months ended September 30, 1999, before taking into account any hedging transactions, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $1.5 million and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $1.7 million.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. In February 1999, the Company entered into natural gas price swaps covering 9.3 Bcf of its natural gas production for March 1999 to October 1999 at 1.2 Bcf per month at a fixed price of $2.03 per Mcf (after basis adjustment). As a result of the natural gas price swaps in place, the Company realized a loss of $4.0 million for the nine months ended September 30, 1999. The fair value of the Company's open gas price swap contracts as of September 30, 1999 was a liability of $912,000.

Interest Rates

     The Company's outstanding long-term debt under its bank credit facility of $104.0 million at September 30, 1999 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its floating rate debt. As of September 30, 1999, the Company has interest rate swaps with a notional amount of $100.0 million which fixed the LIBOR rate at an average rate of 5.0% through September 2000. As a result of the interest rate swaps in place, the Company realized a gain of $66,000 for the nine months ended September 30, 1999. The fair value of the Company's open interest rate swap contracts as of September 30, 1999 was an asset of $765,000.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   10.1* Credit Agreement dated as of September 10, 1999, between the Company, the Banks Party thereto and The First National Bank of Chicago, as Administrative Agent, Toronto Dominion (Texas), Inc., as Syndication Agent, Paribas, as Documentation Agent and Banc One Capital Markets, as Lead Arranger.

   27.* Financial Data Schedule for the Nine Months ended September 30, 1999.
-------------
      * Filed herewith.


b. Reports on Form 8-K

          There were no current reports on Form 8-K filed during the third quarter of 1999 and to the date of this filing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMSTOCK RESOURCES, INC.


Date  November 12, 1999                 /s/M. JAY ALLISON
      -----------------                 ------------------
                                        M. Jay Allison, Chairman,  President and
                                        Chief   Executive   Officer   (Principal
                                        Executive Officer)


Date  November 12, 1999                 /s/ROLAND O. BURNS
      -----------------                 --------------------
                                        Roland O. Burns,  Senior Vice President,
                                        Chief Financial Officer,  Secretary, and
                                        Treasurer   (Principal   Financial   and
                                        Accounting Officer)