Form 10-K405
period 1999-12-31
COMSTOCK RESOURCES INC
filed 2000-02-28
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ----                 THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934

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

           5300 Town and Country Blvd., Suite 500, Frisco, Texas 75244 (Address of principal executive offices including zip code)

                                 (972) 668-8800
                  (Registrant's telephone number and area code)

           Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $.50 Par Value                       New York Stock Exchange
  Preferred Stock Purchase Rights                     New York Stock Exchange
         (Title of class)                              (Name of exchange on
                                                          which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     As of February 28, 2000, there were 25,375,197 shares of common stock outstanding.

     As of February 28, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $92,850,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy statement for the 2000 annual meeting of stockholders - Part III

                            COMSTOCK RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   For the Fiscal Year Ended December 31, 1999


                                    CONTENTS

                                                                            Page
                                     Part I

 Items 1 and 2. Business and Properties  ..................................... 6
 Item 3.        Legal Proceedings ............................................21
 Item 4.        Submission of Matters to a Vote of Security Holders ..........21

                                     Part II

 Item 5.        Market for Registrant's Common Equity and Related
                        Stockholder Matters...................................22
 Item 6.        Selected Financial Data ......................................23
 Item 7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................24
 Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....28
 Item 8.        Financial Statements .........................................29
 Item 9.        Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...........................30

                                    Part III

 Item 10.       Directors and Executive Officers of the Registrant............30
 Item 11.       Executive Compensation .......................................30
 Item 12.       Security Ownership of Certain Beneficial Owners
                        and Management........................................30
 Item 13.       Certain Relationships and Related Transactions ...............30

                                     Part IV

 Item 14.       Exhibits and Reports on Form 8-K .............................31

                           FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this report, including without limitation, statements under "Business and Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding budgeted capital expenditures, increases in oil and natural gas production, the Company's financial position, oil and natural gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. Furthermore, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revision, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans for 2000 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

                                   DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel.

     "API" means American Petroleum Institute.

     "Bbl" means a barrel of 42 U.S. gallons of oil.

     "Bcf" means one billion cubic feet of natural gas.

     "Bcfe" means one billion cubic feet of natural gas equivalent.

     "Btu" means British thermal unit, which is the quantity of heat required to raise the temperature of one pound of water from 58.5 to 59.5 degrees Fahrenheit.

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

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

     Comstock Resources, Inc. together with its subsidiaries (the "Company" or "Comstock") is an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties. The Company's oil and natural gas reserve base is entirely concentrated in the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions. The Company's reserve base is 69% natural gas and 72% proved developed on a Bcfe basis as of December 31, 1999. The estimated proved oil and natural gas reserves are 374.9 Bcfe with an estimated Present Value of Proved Reserves of $515.1 million as of December 31, 1999 and the Company operates 72% of the Present Value of Proved Reserves of its properties. For the year ended December 31, 1999, the Company's total revenues and EBITDA were $92.1 million and $66.0 million, respectively.

     The Company's proved reserves at December 31, 1999 and its 1999 average daily production are summarized below:

                                    Reserves at December 31, 1999                    1999 Daily Production
                                ----------------------------------------    -------------------------------------------
                                                                  % of                                            % of
                                  Oil         Gas        Total    Total      Net Oil     Net Gas      Total       Total
                                --------    ------      ------   -------    --------    --------     -------     ------
                                (MMBbls)     (Bcf)      (Bcfe)              (MBbls/d)   (Mmcfe/d)   (MMcfe/d)
Gulf of Mexico.............       15.0        55.8       146.0      39.0%        4.4        14.9        41.1       40.9%
Southeast Texas............        3.7        94.2       116.6      31.1         1.2        26.1        33.6       33.5
East Texas/North Louisiana.         .8       107.7       111.8      29.8         0.2        24.1        25.2       25.1
Other......................        --           .4          .5        .1         --           .3          .5         .5
                                ------      ------      ------    ------     -------      ------      ------     ------
    Total..................       19.5       258.1       374.9     100.0%        5.8        65.4       100.4      100.0%
                                ======      ======      ======    ======     =======      ======      ======     ======



Company Strengths

     Quality Properties. Comstock's operations are located in three geographically concentrated areas, the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions, which account for approximately 39%, 31% and 30% of its proved reserves, respectively. The Company has high price realizations relative to benchmark prices for natural gas and crude oil production. The Company also has favorable operating costs which gives it attractive cash margins. Finally, Comstock's properties have an average reserve life of approximately 10.2 years and have extensive development and exploration potential.

     High Price Realizations. The majority of the Company's wells are located in areas which can access attractive natural gas and crude oil markets. In addition, the Company's natural gas production has a relatively high Btu content (approximately 1,100 Btu) and its crude oil production has a favorable API gravity (approximately 40 degrees). Due to these factors, Comstock has relatively high price realizations compared to benchmark prices. In 1999 the Company's average natural gas price, before considering hedging activity, was $2.46 per Mcf, which represented a $0.17 premium to the average 1999 NYMEX monthly settlement price. Also in 1999, the Company's average crude oil price was $17.35 per barrel, which represented a $0.79 per barrel premium to the average 1999 monthly West Texas intermediate crude oil price posted by Koch Industries, Inc.

     Efficient Operator. Comstock operates 72% of its Present Value of Proved Reserves as of December 31, 1999. This allows the Company to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. The Company's combined lease operating and general and administrative expenses per Mcfe of $0.72 in 1999 was relatively low due to several factors. First, the Company has favorable production rates per well in its Gulf of Mexico and Southeast Texas wells due to the geology of the regions. Second, in the East Texas/North Louisiana region, Comstock's production was 96% natural gas in 1999. Natural gas wells typically have lower costs per unit than oil producing wells. Finally, because the Company focuses on a few number of properties and has relatively low corporate overhead, its general and administrative expenses are generally lower than those of its peers.

     Favorable Cash Margins. As a result of its quality properties, higher price realizations and efficient operations, Comstock has favorable cash margins. Consequently, the Company's oil and natural gas reserves have a higher value per Mcfe than reserves that generate lower cash margins.

     Successful Acquisitions. The Company has historically grown through acquisitions. Since 1991, Comstock has added 488.9 Bcfe of proved oil and natural gas reserves from 22 acquisitions at an average cost of $0.85 per Mcfe. The Company's application of strict economic and reserve risk criteria enables it to successfully evaluate and integrate acquisitions.

     Successful Exploration and Development Program. In 1999, Comstock continued to focus on the exploitation and development of its properties through development drilling, recompletions and workovers with expenditures of $20.5 million. Overall, the Company drilled 17 development wells (10.0 net) with an 88% success rate. The Company also had a successful exploratory drilling program in 1999, spending a total of $8.1 million to drill 11 wells (2.4 net) with a 64% success rate. All of the Company's exploration activities were focused in its Gulf of Mexico region in 1999.

Business Strategy

     Exploit Existing Reserves. Comstock seeks to maximize the value of its properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. The Company utilizes advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 1999, the Company spent approximately $11.5 million to drill 17 development wells (10.0 net), of which 15 wells (9.2 net) were successful, representing a success rate of 88%. In addition, the Company spent approximately $4.5 million for recompletion and workover activity during 1999 and $4.5 million for new production facilities. For 2000, the Company has budgeted $40.0 million for development drilling and for workover and recompletion activity.

     Pursue Exploration Opportunities. Comstock conducts exploration activities to find additional reserves on its undeveloped acreage and in its core operating areas. In 1999, the Company spent approximately $8.1 million to drill 11 exploratory wells (2.4 net), of which seven (1.5 net) were successful, representing a success rate of 64%. The Company has budgeted $20.0 million in 2000 for exploration activities which will be focused in its Southeast Texas and Gulf of Mexico regions.

     Maintain Low Cost Structure. The Company seeks to increase cash flow by carefully controlling operating costs and general and administrative expenses. Comstock targets acquisitions that possess, among other characteristics, low per unit operating costs. Comstock's average oil and gas operating costs per Mcfe were $0.65 in 1999. In addition, the Company has been able to grow its reserves and production substantially over the past five years with minimal increase to general and administrative expenses. As a result, general and administrative expenses per Mcfe have decreased from $0.11 in 1995 to $0.07 in 1999.

     Acquire High Quality Properties at Attractive Costs. Comstock has a successful track record of increasing its oil and natural gas reserves through opportunistic acquisitions. Since 1991, the Company has added 488.9 Bcfe of proved oil and natural gas reserves from 22 acquisitions at a total cost of $416.4 million, or $0.85 per Mcfe. The acquisitions were acquired at an average 63% of their Present Value of Proved Reserves in the year the acquisitions were completed. The Company applies strict economic and reserve risk criteria in evaluating acquisitions. The Company targets properties in its core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

     Maintain Flexible Capital Expenditure Budget. The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures according to market conditions. Comstock anticipates spending approximately $60.0 million on development and exploration projects in 2000. The Company intends to use operating cash flow to fund its drilling expenditures in 2000 and to utilize any excess cash flow to reduce amounts outstanding under the bank credit facility or to make oil and gas property acquisitions. Comstock may also make property acquisitions in 2000 that would require additional sources of funding, which may include borrowings under its bank credit facility or sales of equity or debt securities.

Primary Operating Areas

     The Company's activities are concentrated in three primary operating areas:
Gulf of Mexico, Southeast Texas and East Texas/North Louisiana. The following table summarizes the Company's estimated proved oil and natural gas reserves by field as of December 31, 1999.

                                      Net Oil      Net Gas                   Present Value of
                                      (MBbls)       (MMcf)       MMcfe        Proved Reserves     Percentage
                                     ---------    ---------    ---------     ----------------     ----------
                                                                 (In thousands)
Gulf of Mexico
   Ship Shoal.....................       7,844       23,479       70,541         $139,387
   Main Pass......................       3,473        5,162       26,001           49,936
   South Timbalier/ South Pelto...       2,077        6,794       19,257           41,839
   Bay Marchand...................         545        3,263        6,533            9,630
   East White Point...............         838        3,423        8,450            7,451
   West Cameron...................        --          5,252        5,252            6,338
   El Campo.......................         185        2,842        3,954            3,916
   Eugene Island..................        --          2,658        2,658            3,692
   Other..........................          72        2,880        3,310            3,824
                                        ------      -------      -------         --------
                                        15,034       55,753      145,956          266,013           51.6%
                                        ------      -------      -------         --------

Southeast Texas
   Double A Wells.................       3,660       92,345      114,303          146,478
   Redmond Creek..................          84        1,813        2,316            2,781
                                        ------      -------      -------         --------
                                         3,744       94,158      116,619          149,259           29.0%
                                        ------      -------      -------         --------
East Texas/ North Louisiana
   Beckville.......................        115       30,024       30,715           27,201
   Logansport......................         42       18,357       18,608           16,584
   Waskom..........................        219       13,647       14,962            9,361
   Hico-Knowles....................         38        4,798        5,023            7,191
   Box Church......................          1        9,297        9,304            7,116
   Blocker.........................         40        9,841       10,083            6,704
   Lisbon..........................         54        4,345        4,666            6,135
   Longwood........................         68        5,125        5,535            4,810
   Ada.............................          4        3,297        3,319            4,519
   Sugar Creek.....................         50        2,389        2,688            3,674
   Other...........................         41        6,658        6,909            5,910
                                        ------      -------      -------         --------
                                           672      107,778      111,812           99,205           19.3%
                                        ------      -------      -------         --------
Other Areas.......................          17          432          535              582             .1%
                                        ------      -------      -------         --------          -----
   Total .........................      19,467      258,121      374,922         $515,059          100.0%
                                        ======      =======      =======         ========          =====


Gulf of Mexico

     The Company's largest operating region includes properties located offshore of Louisiana in state and federal waters of the Gulf of Mexico and in fields along the Texas and Louisiana Gulf Coast. The Company owns interests in 114 producing wells (53.7 net) in 13 field areas, the largest of which are the Ship Shoal area (Ship Shoal Blocks 66, 67, 68, 69 and South Pelto Block 1), the Main Pass area (Main Pass Blocks 21, 25 and 41), Bay Marchand Blocks 4 and 5 and the South Timbalier/South Pelto area (South Timbalier Blocks 11, 16, 34, 50 and South Pelto Blocks 5 and 15). The Company has 146.0 Bcfe of oil and natural gas reserves in the Gulf of Mexico region with a Present Value of Proved Reserves of $266.0 million as of December 31, 1999. The Company operates 34 of the wells (32.9 net) that it owns in this region. Production from the region averaged 14.9 MMcf of natural gas per day and 4,358 barrels of oil per day during 1999. The Company spent $11.8 million in this region in 1999 drilling three development wells (1.6 net) and drilling 11 exploratory wells (2.4 net). Comstock also spent $4.4 million to install production facilities and $1.8 million for recompletions and workovers in the Gulf of Mexico region in 1999. In 2000, the Company plans to spend $27.0 million for development and exploration activities in this region.

Ship Shoal

     The Ship Shoal area is located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish and near the state/federal waters boundary. The Company owns a 99% to 100% working interest and operates these properties except for its properties in Ship Shoal Block 69 in which Comstock has a 25% working interest. In the Ship Shoal area, oil and natural gas are produced from numerous Miocene sands occurring at depths from 5,800 to 13,500 feet, and in water depths from 10 to 40 feet. The Company's Ship Shoal area has estimated proved reserves of 70.5 Bcfe (19% of total proved reserves) with a Present Value of Proved Reserves of $139.4 million as of December 31, 1999. The Company owns interests in 36 wells in the Ship Shoal area which averaged 9.1 MMcf of natural gas per day and 3,509 barrels of oil per day during 1999. In 1999 the Company drilled one successful development well (1.0 net) in the Ship Shoal area and plans to spend $5.4 million to drill four development wells (1.2 net) in 2000.

Main Pass

     Main Pass Blocks 21 and 25 are located in Louisiana state waters, offshore of Plaquemines Parish in water with a depth of approximately 12 feet. The Company's wells in this area produce from multiple Miocene sands at depths that range from 4,400 to 7,700 feet. The Company is the operator and owns interests in 11 wells at Main Pass Block 21 and 25. The average production attributable to the Company's interest was approximately .6 Mmcf of natural gas and 564 barrels of oil per day. The Company purchased a non-operated working interest of 8.2% in eight wells in November 1999 at Main Pass Block 41. Main Pass Block 41 is located offshore Louisiana in Federal waters with an average depth of 50 feet. The wells produced at an average net rate of 4.3 Mmcf net to the Company's interest during November and December of 1999 from completions in various Miocene sands ranging in depth from 3,850 to 9,200 feet. Proved reserves for the total Main Pass area were 26.0 Bcfe (7% of total reserves at December 31, 1999). Comstock drilled two wells (.7 net) at Main Pass 41 in 1999 and has budgeted $4.8 million to drill six wells (2.3 net) in the Main Pass area in 2000.

South Timbalier/South Pelto

     The Company owns working interests ranging from 25% to 33% in Louisiana state waters and in federal waters in the South Timbalier/South Pelto area located offshore of Terrebonne and Lafourche Parishes in water depths ranging from 20 to 60 feet. Oil and natural gas are produced from numerous sands of Pliocene to Upper Miocene age, at depths ranging from 2,000 to 12,000 feet. The Company has drilled four successful wells in the area and also acquired a 33% working interest in seven producing wells as well as production facilities in this area in 1998. The Company has estimated proved net reserves totaling 19.3 Bcfe (5% of total proved reserves) in this area as of December 31, 1999. In 2000, the Company plans to spend approximately $7.0 million to drill ten exploratory wells (2.7 net) in the South Timbalier/South Pelto area.

Bay Marchand

     The Company owns a 22.5% working interest in Louisiana state leases in the Bay Marchand area, located offshore of Lafourche Parish in 12 feet of water. The Company has drilled four successful wells and has estimated proved net reserves totaling 6.5 Bcfe (2% of total proved reserves) at Bay Marchand as of December 31, 1999. The properties are located on the west flank of the Bay Marchand salt dome in a highly prolific oil and natural gas producing region. Producing zones in this area are Upper to Middle Miocene in age, highly porous and permeable and occur at depths ranging from 9,000 to 14,500 feet.

Southeast Texas

     Approximately 31% (116.6 Bcfe) of the Company's proved reserves are located in Southeast Texas where the Company owns interests in 35 producing wells (13.9 net) and operates 26 (11.3 net) of these wells. Reserves in Southeast Texas represent 29% of the Company's Present Value of Proved Reserves as of December 31, 1999. Net daily production rates from the area averaged 26.1 MMcf of natural gas and 1,244 barrels of oil during 1999.

Double A Wells

     Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas. The Double A Wells field is the Company's largest field area with total estimated proved reserves of 114.3 Bcfe (31% of total proved reserves) which have a Present Value of Proved Reserves of $146.5 million as of December 31, 1999. The Company acquired interests in the Double A Wells field in May 1996. Net daily production from the 31 producing wells at Double A Well field averaged 1,183 barrels of oil and 25.4 MMcf of natural gas during 1999. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. During 1999, the Company began a redevelopment program in this field based on the interpretation of 3-D seismic data acquired on 25,600 acres. In 1999, Comstock drilled five development wells (3.0 net) in this field. Four of the wells (2.2 net) were successful. The Company has budgeted $24.0 million to drill 13 development and exploratory wells (8.1 net) in the Double A Wells field in 2000 to continue the successful program started in 1999.

East Texas/North Louisiana

     Approximately 30% (111.8 Bcfe) of the Company's proved reserves are located in East Texas and North Louisiana where the Company owns interests in 350 producing wells (196.6 net) in 21 field areas and operates 242 of these wells (175.3 net). The largest of the Company's field areas in this region are the Beckville, Logansport, Waskom, Hico-Knowles and Box Church fields. Reserves in the region represented 19% of the Company's Present Value of Proved Reserves as of December 31, 1999. Production from this region averaged 24.1 MMcf of natural gas per day and 192 barrels of oil per day during 1999. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand and shale sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 10,500 feet. In 1999 the Company spent $3.1 million drilling nine wells (5.5 net) and $1.9 million on workovers and recompletions in this region. Comstock has budgeted approximately $9.0 million in 2000 for this region to drill 12 development wells (7.4 net) and for recompletions.

Beckville

     The Company's properties in the Beckville field, located in Panola County, Texas, represented approximately 8% (30.7 Bcfe) of the Company's proved reserves as of December 31, 1999. The Company operates 54 wells in this field and owns interests in five additional wells. During 1999, the production attributable to the Company's interest from this field averaged 4.8 MMcf of natural gas and 21 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The Company drilled two wells (1.5 net) in 1999 at Beckville and plans to spend approximately $2.6 million to drill four development wells (2.7 net) in this field in 2000.

Logansport

     The Logansport field produces from multiple pay zones in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. The Company's proved reserves of 18.6 Bcfe in the Logansport field represented approximately 5% of the Company's proved reserves as of December 31, 1999. The Company operates 54 wells in this field and owns interests in 32 additional wells. During 1999, net daily production attributable to the Company's interest averaged 5.7 MMcf of natural gas and 20 barrels of oil. The Company drilled one well (.2 net) during 1999 and has budgeted $0.8 million to drill one development well (.9 net) in this field in 2000.

Waskom

     The Waskom field, located in Harrison and Panola Counties in Texas, represented approximately 4% (15.0 Bcfe) of the Company's proved reserves as of December 31, 1999. The Company operates 40 wells in this field and owns interests in 31 additional wells. During 1999, net daily production attributable to the Company's interest averaged 2.0 MMcf of natural gas and 28 barrels of oil. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Hico-Knowles

     The Hico-Knowles field produces from multiple pay zones in the Hosston formation at an average depth of 7,100 feet and is located in Lincoln Parish, Louisiana. The Company's proved reserves of 5.0 Bcfe in the Hico-Knowles field represented approximately 1% of the Company's proved reserves as of December 31, 1999. The Company operates nine wells in this field and owns interests in six additional wells. During 1999, net daily production attributable to the Company's interest averaged 1.1 MMcf of natural gas and 12 barrels of oil. The Company drilled four wells (2.5 net) in this field during 1999 and has budgeted $0.2 million to drill one development well (.5 net) in this field in 2000.

Box Church

     The Company's properties in the Box Church field, located in Limestone County, Texas, represented approximately 3% (9.3 Bcfe) of the Company's proved reserves as of December 31, 1999. The Company operates eight wells in this field. During 1999, net daily production attributable to the Company's interest from this field averaged 1.9 MMcf of natural gas and 4 barrels of oil. The Box Church field produces from the Cotton Valley formation at depths ranging from 10,200 to 10,500 feet. The Company drilled one well (.9 net) at Box Church in 1999 and plans to spend approximately $1.7 million to drill two development wells (1.8 net) in this field in 2000.

Acquisition Activities

Acquisition Strategy

     The Company has concentrated its acquisition activity in the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions. Using a strategy that capitalizes on management's knowledge of and experience in these regions, the Company seeks to selectively pursue acquisition opportunities where the Company can evaluate the assets to be acquired in detail prior to completion of the transaction. The Company evaluates a large number of prospective properties according to certain internal criteria, including established production and the properties' future development and exploration potential, low operating costs and the ability for the Company to obtain operating control.

Major Property Acquisitions

     As a result of its acquisitions, the Company has added 488.9 Bcfe of proved oil and natural gas reserves since 1991.

     The Company's largest acquisitions are the following:

     Bois d' Arc Acquisition. In December 1997, the Company acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d' Arc Resources and certain of its affiliates and working interest partners. The Company acquired interests in 43 wells (29.6 net) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The net proved reserves acquired were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas.

     Black Stone  Acquisition.  In May 1996,  the Company  acquired  100% of the capital  stock of Black  Stone  Oil  Company  and  interests  in  producing  and undeveloped oil and gas properties located in Southeast Texas for $100.4 million. The Company acquired interests in 19 wells (7.7 net) that are located in the Double A Wells field in Polk County, Texas and became the operator of most of the wells in the field. The net proved reserves acquired were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

     Sonat Acquisition. In July 1995, the Company purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. The Company acquired interests in 319 producing wells (188.0 net). The acquisition included interests in the Beckville, Logansport, Waskom, and Hico-Knowles fields. The net proved reserves acquired were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

Oil and Natural Gas Reserves

     The following table sets forth the estimated proved oil and natural gas reserves of the Company and the Present Value of Proved Reserves as of December 31, 1999:

                                                                       Present
                                                                      Value of
                                                                       Proved
                                       Oil       Gas        Total     Reserves
                                     (MBbls)   (Mmcf)      (Mmcfe)     (000's)
                                     ------    -------     -------    --------
Proved Developed Producing.......     9,013    134,164     188,242    $280,695
Proved Developed Non-producing...     5,366     49,960      82,153     114,185
Proved Undeveloped...............     5,088     73,997     104,527     120,179
                                     ------    -------     -------    --------
      Total Proved...............    19,467    258,121     374,922    $515,059
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

     The market price for the Company's oil production on December 31, 1999, after basis adjustments, was $24.56 per barrel as compared to $10.55 per barrel on December 31, 1998. The market price received for the Company's natural gas production on December 31, 1999, after basis adjustments, was $2.51 per Mcf as compared to $2.21 per Mcf on December 31, 1998.

Drilling Activity Summary

     During the three-year period ended December 31, 1999, the Company drilled development and exploratory wells as set forth in the table below.


                                            Year Ended December 31,
                              --------------------------------------------------
                                   1997              1998              1999
                              -------------     -------------     -------------
                              Gross    Net      Gross    Net      Gross    Net
                              -----   -----     -----   -----     -----   -----

Development Wells:
  Oil...................         2       .6       --      --         1       .4
  Gas...................        31     16.1       25     14.7       14      8.8
  Dry...................         7      2.3        5      3.5        2       .8
                              -----   -----     -----   -----     -----   -----
                                40     19.0       30     18.2       17     10.0
                              -----   -----     -----   -----     -----   -----
Exploratory Wells:
  Oil...................         1       .3        6      2.3        2       .6
  Gas...................         4      1.3        2      2.0        5       .9
  Dry...................         4      1.6        6      2.9        4       .9
                              -----   -----     -----   -----     -----   -----
                                 9      3.2       14      7.2       11      2.4
                              -----   -----     -----   -----     -----   -----
     Total Wells........        49     22.2       44     25.4       28     12.4
                              =====   =====     =====   =====     =====   =====


     In January and February 2000, the Company has drilled seven development wells (2.6 net), all of which were successful and one successful exploratory well (0.3 net). As of February 28, 2000, the Company was in the process of drilling one exploratory well (1.0 net) and one development well (0.4 net).

Producing Well Summary

     The following table sets forth the gross and net producing oil and natural gas wells in which the Company owned an interest at December 31, 1999.

                                              Oil                 Gas
                                        ---------------     ---------------
                                        Gross      Net      Gross      Net
                                        -----     -----     -----     -----
Texas.........................            32       16.6      216      120.6
Louisiana.....................            11        6.3      184       88.7
Offshore Gulf of Mexico.......            37       24.1       41       17.4
Mississippi...................             1         .1        1         .2
                                        -----     -----     -----     -----
          Total Wells.........            81       47.1      442      226.9
                                        =====     =====     =====     =====



     The Company operates 310 of the 523 producing wells presented in the above table.

Acreage

     The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 1999. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                            Developed             Undeveloped
                                        ------------------    ------------------
                                         Gross       Net       Gross       Net
                                        -------    -------    -------    -------
Texas ..............................    163,431    117,644     38,148     18,262
Louisiana ..........................     77,792     57,109      6,794        862
State and Federal Offshore .........     35,906     14,925      1,764        745
Mississippi ........................      1,360        210       --         --
                                        -------    -------    -------    -------
          Total Wells ..............    278,489    189,888     46,706     19,869
                                        =======    =======    =======    =======

     Title to the Company's oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of the Company's oil and natural gas properties are pledged as collateral under the Company's bank credit facility. As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.

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

     Substantially all of the Company's natural gas production is sold either on the spot natural gas market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market gas prices. A portion of the natural gas production from the Company's Double A Wells field is sold under a long-term contract to Houston Pipeline Company, a subsidiary of Enron Corporation ("HPL"). The agreement with HPL expires on October 31, 2000 with pricing based on a percentage of spot gas prices for natural gas delivered to the Houston Ship Channel. Total gas sales in 1999 to HPL accounted for approximately 20% of the Company's 1999 oil and gas sales.

     All of the Company's oil production is sold at the well site at prices tied to the spot oil markets. The Company sells its oil production from the Ship Shoal and Main Pass offshore properties and, beginning on July 1, 1999, from its Double A Wells field to Gulfmark Energy, Inc. Sales to Gulfmark Energy, Inc. accounted for 33% of the Company's 1999 oil and gas sales.

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

     Sales of natural gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid- 1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

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

Environmental

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company's operations and costs. These laws and regulations sometimes require governmental authorization before conducting certain activities, limit or prohibit other activities because of protected areas or species, create the possibility of substantial liabilities for pollution related to Company operations or properties and provide penalties for noncompliance. In particular, the Company's drilling and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry in general, compliance with existing and anticipated regulations increases the Company's overall cost of business. While these regulations affect the Company's capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company cannot predict with certainty the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought, by regulatory agencies for response cost or for natural resource damages.

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

     Air Emissions. The Federal Clean Air Act and comparable state programs (the "Clean Air Act") requires many industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the United States Environmental Protection Agency ("EPA") and state environmental agencies. Although no assurances can be given, the Company believes that compliance with the Clean Air Act will not have a material adverse effect on the Company's financial condition or results of operations.

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

Office and Operations Facilities

     The Company's executive offices are located at 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034 and its telephone number is (972) 668-8800.

     The Company leases office space in Frisco, Texas covering 20,046 square feet at a monthly rate of $35,081. The lease expires on May 31, 2006. The Company also owns production offices and pipe yard facilities near Marshall and Livingston, Texas and near Logansport, Louisiana.

Employees

     As of December 31, 1999, the Company had 47 employees and utilized contract employees for certain of its field operations. The Company considers its employee relations to be satisfactory.

Directors, Executive Officers and Other Management

     The following table sets forth certain information concerning the executive officers and directors of the Company.

               Name            Age           Position with Company
               ----            ---           ---------------------

M. Jay Allison................  44   President, Chief Executive Officer
                                     and Chairman of the Board of Directors
Roland O. Burns...............  39   Senior Vice President, Chief Financial
                                     Officer,Secretary, Treasurer and Director
Mack D. Good..................  49   Vice President of Operations
Stephen E. Neukom.............  50   Vice President of Marketing
Richard G. Powers.............  45   Vice President of Land
Daniel K. Presley.............  39   Vice President of Accounting and Controller
Michael W. Taylor.............  46   Vice President of Corporate Development
Richard S. Hickok.............  74   Director
Franklin B. Leonard...........  72   Director
Cecil E. Martin, Jr...........  58   Director
David W. Sledge...............  43   Director


                               Executive Officers

     M. Jay Allison has been a director of the Company since 1987, and President and Chief Executive Officer of the Company since 1988. Mr. Allison was elected Chairman of the Board of Directors in 1997. From 1987 to 1988, Mr. Allison served as Vice President and Secretary of the Company. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. In 1983, Mr. Allison co-founded a private independent oil and gas company, Midwood Petroleum, Inc., which was active in the acquisition and development of oil and gas properties from 1983 to 1987. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison currently serves on the Board of Regents for Baylor University.

     Roland O. Burns has been Senior Vice President of the Company since 1994, Chief Financial Officer and Treasurer since 1990 and Secretary since 1991. Mr. Burns was elected as a director of the Company in June 1999. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen LLP. During his tenure with Arthur Andersen LLP, Mr. Burns worked primarily in the firm's oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

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

     Michael W. Taylor has been Vice President of Corporate Development since December 1997 and has served the Company in various capacities since September 1994. Mr. Taylor has 26 years experience in the oil and gas business. For 15 years prior to joining the Company, he had been an independent oil and gas producer and petroleum consultant. Before that time, he worked in various engineering and executive capacities for a major oil company, a small independent producer and an international oil and gas consulting company. Mr. Taylor is a registered professional engineer in the state of Texas and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

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


                                             High       Low
                                           -------    -------
         1998 -  First Quarter............ $ 12.00    $  8.75
                 Second Quarter...........   13.50       7.31
                 Third Quarter............    8.13       5.25
                 Fourth Quarter...........    6.13       2.81

         1999 -  First Quarter............ $  3.88    $  2.19
                 Second Quarter...........    5.13       2.44
                 Third Quarter............    5.88       3.38
                 Fourth Quarter...........    4.50       2.63



     As of February 28, 2000, the Company had 25,375,197 shares of common stock outstanding, which were held by 484 holders of record and approximately 8,000 beneficial owners who maintain their shares in "street name" accounts.

     The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is limited under its bank credit facility, its 1999 Series A Preferred Stock Series and its indenture for its senior notes due in 2007 from paying or declaring cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company. Significant acquisitions of producing oil and gas properties affect the comparability of the financial and operating data for the periods presented. The financial results are not necessarily indicative of the Company's future operations or financial results. The data presented below should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                      Year Ended December 31,
                                                   --------------------------------------------------------
                                                     1995        1996        1997        1998        1999
                                                   --------    --------    --------    --------    --------
                                                            ($ in thousands, except per share data)
Statement of Operations Data:
  Revenues:
   Oil and gas sales ............................  $ 22,091    $ 68,915    $ 88,555    $ 92,961    $ 90,103
   Gain on sales of property ....................        19       1,447          85        --           130
   Other income .................................       264         593         704         274       1,911
                                                   --------    --------    --------    --------    --------
     Total revenues .............................    22,374      70,955      89,344      93,235      92,144
                                                   --------    --------    --------    --------    --------
  Expenses:
   Oil and gas operating (1) ....................     7,427      13,838      17,919      24,747      23,714
   Exploration ..................................      --           436       2,810       8,301       1,832
   Depreciation, depletion and amortization .....     8,379      18,269      26,235      51,005      45,171
   General and administrative, net ..............     1,301       2,239       2,668       1,617       2,399
   Interest .....................................     5,542      10,086       5,934      16,977      23,361
   Impairment of oil and gas properties .........    29,150        --          --        17,000        --
                                                   --------    --------    --------    --------    --------
     Total expenses .............................    51,799      44,868      55,566     119,647      96,477
                                                   --------    --------    --------    --------    --------
  Income (loss) from continuing operations
    before income taxes .........................   (29,425)     26,087      33,778     (26,412)     (4,333)
   Income tax benefit (expense)..................      --          --       (11,622)      9,244       1,517
                                                   --------    --------    --------    --------    --------
  Net income (loss) from continuing operations...   (29,425)     26,087      22,156     (17,168)     (2,816)
   Preferred stock dividends ....................    (1,908)     (2,021)       (410)       --        (1,853)
                                                   --------    --------    --------    --------    --------
  Net income (loss) from continuing operations
    attributable to common stock ................   (31,333)     24,066      21,746     (17,168)     (4,669)
   Income from discontinued operations ..........     3,264       1,866        --          --          --
                                                   --------    --------    --------    --------    --------
  Net income (loss) attributable to common stock.  $(28,069)   $ 25,932    $ 21,746    $(17,168)   $ (4,669)
                                                   ========    ========    ========    ========    ========
  Weighted average shares outstanding:
   Basic.........................................    12,546      15,449      24,186      24,275      24,601
                                                   ========    ========    ========    ========    ========
   Diluted.......................................                21,199      26,008
                                                               ========    ========
  Basic earnings per share:
   Net income (loss)from continuing operations...  $  (2.50)   $   1.56    $   0.90    $  (0.71)   $  (0.19)
   Net income (loss).............................     (2.24)       1.68        0.90       (0.71)      (0.19)
  Diluted earnings per share:
   Net income (loss) from continuing operations..              $   1.23    $   0.85
   Net income (loss).............................                  1.32        0.85
Other Financial Data:
  EBITDA(2)......................................  $ 13,646    $ 54,878    $ 68,757    $ 66,871    $ 66,031
  Ratio of EBITDA to interest expense............       2.5         5.4        11.3         3.5         2.8
                                                                       As of December 31,
                                                   --------------------------------------------------------
                                                     1995        1996         1997       1998        1999
                                                   --------    --------    ---------   --------    --------
Balance Sheet Data:
  Cash and cash equivalents......................  $  1,917    $ 16,162    $  14,504   $  5,176    $  7,648
  Property and equipment, net....................   102,116     185,928      410,781    404,017     395,862
  Total assets...................................   120,099     222,002      456,800    429,672     434,973
  Total debt.....................................    71,811      80,108      260,000    278,104     254,131
  Stockholders' equity...........................    30,128     118,216      124,594    109,663     137,174

(1)Includes lease operating costs and production and ad valorem taxes.
(2)EBITDA means income (loss) from continuing operations before income taxes, plus interest, depreciation, depletion and amortization, exploration expense and impairment of oil and gas properties. EBITDA is a financial measure commonly used in the Company's industry and should not be considered in isolation or as a substitute for net income, cash flow provided by operating activities or other income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented


                                                 Year Ended December 31,
                                          -------------------------------------
                                             1997         1998         1999
                                          ----------   ----------   -----------
Net Production Data:
    Oil (Mbbls).......................        1,343        2,571         2,128
    Natural gas (Mmcf)................       22,860       26,713        23,872
    Natural gas equivalent (Mmcfe)....       30,919       42,141        36,642
Average Sales Price:
    Oil (Mbbls) .......................     $ 19.47      $ 12.73       $ 17.35
    Natural gas (Mmcf) ................        2.73         2.25          2.23
    Average equivalent price (per Mcfe)        2.87         2.21          2.47
Expenses ($ per Mcfe):
    Oil and gas operating(1) ..........     $  0.58         0.59          0.65
    General and administrative ........        0.09         0.04          0.07
    Depreciation, depletion and
       amortization(2) ................        0.84      $  1.20       $  1.20

Cash Margin ($ per Mcfe)(3) ...........     $  2.20      $  1.58       $  1.75

--------------
(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.


     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The Company's oil and gas sales decreased $2.9 million (3%) in 1999, to $90.1 million from $93.0 million in 1998 due to a decrease in oil and natural gas production largely offset by higher oil prices in 1999. In 1999, the Company's average oil price increased by 36% and its average gas price decreased by 1%. The Company hedged 39% of its 1999 natural gas production at a fixed price of $2.03 per Mcf. Without the impact of the hedge, the Company would have realized $2.43 per Mcf in 1999. In 1999, the Company's oil production decreased by 17% and natural gas production decreased by 11%. The production declines in 1999 were principally attributable to the significantly lower drilling activity in the first half of 1999. The Company significantly increased its drilling activity in the second half of 1999 and has continued to do so in 2000 and anticipates that oil and gas production will increase in 2000.

     Other income for the year ended December 31, 1999 increased $1.6 million to $1.9 million from $274,000 for the year ended December 31, 1998. Included in other income for 1999 is a $1.7 million insurance recovery received by the Company on the Habenero prospect which was drilled in 1998 and was written off in 1998 when the well was abandoned due to encountering numerous well control problems.

     Oil and gas operating expenses, including production taxes, decreased $1.0 million (4%) to $23.7 million in 1999 from $24.7 million in 1998. Oil and gas operating expenses per equivalent Mcf produced increased $0.06 to $0.65 for the year ended December 31, 1999 from $0.59 for the year ended 1998 due to the 13% decrease in oil and natural gas production (on an equivalent Mcf basis) and the fixed nature of most of the Company's lifting costs.

     In 1999, the Company had $1.8 million in exploration expense which represents the write off of four offshore exploratory dry holes (.9 net). Exploration expense for 1998 of $8.3 million relates to the write off of the six dry holes (2.9 net) drilled in the Gulf of Mexico during 1998.

     Depreciation, depletion and amortization ("DD&A") decreased $5.8 million (11%) to $45.2 million in 1999 from $51.0 million in 1998 due to the 13% decrease in oil and natural gas production. DD&A per equivalent Mcf produced was $1.20 for the year ended December 31, 1999 which remained unchanged from 1998's DD&A rate. Included in DD&A in 1999 is $538,000 relating to the amoritization of costs associated with the issuance of the Company's senior notes in April 1999.

     General and administrative expenses, which are reported net of overhead reimbursements, increased $782,000 (48%) to $2.4 million in 1999 from $1.6 million in 1998. The increase relates to a $225,000 litigation settlement paid in 1999, a decrease in drilling overhead reimbursements received by the Company in 1999 due to the lower level of drilling in 1999 and higher personnel costs incurred in 1999.

     Interest expense increased $6.4 million (38%) to $23.4 million for the year ended December 31, 1999 from $17.0 million for the year ended December 31, 1998. The Company capitalized interest expense of $2.3 million in 1998 on its unevaluated properties, while in 1999, no interest expense was capitalized. The remaining increase is related to a higher average interest rate on the Company's debt. The weighted average annual interest rate under the Company's bank credit facility was 7.2% for 1999, the same as the weighted average rate in 1998. The interest rate on the Company's senior notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 (11.25%) was significantly higher than the 7.2% rate charged under the bank credit facility in 1998.

     Due to the substantial drop in oil and gas prices during 1998, the Company provided an impairment of $17.0 million in 1998 of its oil and gas properties. No impairment was required in 1999.

     The Company had a deferred tax benefit of $1.5 million for 1999, using an estimated tax rate of 35%.

     The Company reported a net loss of $4.7 million after preferred stock dividends of $1.9 million for the year ended December 31, 1999, as compared to a net loss of $17.2 million for year ended December 31, 1998. Net loss per share for 1999 was $0.19 on weighted average shares outstanding of 24.6 million as compared to net loss per share of $0.71 for 1998 on weighted average shares outstanding of 24.3 million.

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Oil and gas sales increased $4.4 million (5%) to $93.0 million in 1998 from $88.6 million in 1997. The increase is attributable to a 17% increase in natural gas production and a 92% increase in oil production, offset by 18% lower realized natural gas prices and 35% lower realized oil prices. The increase in production is attributable to the $200.9 million acquisition of offshore producing properties completed in December 1997.

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

     DD&A increased $24.8 million (94%) to $51.0 million from $26.2 million in 1997. The increase is due to a 36% increase in oil and natural gas production and to higher costs per unit of amortization. DD&A per equivalent Mcf increased by $0.36 to $1.20 in 1998 from $0.84 in 1997. The increases in the DD&A rate relate to the higher costs of the offshore properties acquired in late 1997.

     General and administrative expenses, which are reported net of overhead reimbursements, decreased $1.1 million (39%) to $1.6 million in 1997. The decrease is attributable to an increase in overhead reimbursements received by the Company in 1998 which was greater than the increase in the Company's overhead costs before reimbursements.

     Interest expense in 1998 increased $11.0 million (186%) to $17.0 million in 1998 from $5.9 million in 1997. The increase is related to a higher level of outstanding advances under the Company's bank credit facility due to the $200.9 million acquisition completed in December 1997 as well as a higher average interest rate on the Company's bank credit facility. The weighted average annual interest rate under the Company's bank credit facility increased to 7.2% in 1998 as compared to 6.6% in 1997. The increase in the rate was attributable to a higher utilization of the borrowing base under the bank credit facility after the December 1997 acquisition.

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

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In 1999, the Company's net cash flow provided by operating activities totaled $42.8 million before changes to other working capital accounts. On April 29, 1999, the Company completed the sale of $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes"). Concurrently with the sale of the Notes, the Company also issued 3,000,000 shares of its preferred stock in a private placement for $30.0 million. After transaction related costs, the sale of the Notes and the preferred stock generated proceeds of $172.8 million. The other primary funding source in 1999 was borrowings under the Company's revolving bank credit facility of $10.0 million.

     The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In 1999, the Company incurred capital expenditures of $36.0 million primarily for development, exploration and acquisition activities and reduced amounts outstanding under its bank credit facility by $184.0 million.

     The Company's annual capital expenditure activity is summarized as follows:

                                          Year Ended December 31,
                                       ------------------------------
                                         1997       1998       1999
                                       --------   --------   --------
      Acquisitions of oil and
            gas properties ........... $220,054   $  2,453   $  4,458
      Other leasehold costs ..........    2,304      3,622      2,258
      Workovers and recompletions ....    2,517     10,198      4,472
      Offshore production facilities..     --         --        4,462
      Development drilling ...........   22,765     20,361     11,521
      Exploratory drilling ...........    6,043     30,423      8,126
      Other ..........................    1,160        330        684
                                       --------   --------   --------
          Total ...................... $254,843   $ 67,387   $ 35,981
                                       ========   ========   ========

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company spent $33.6 million, $64.6 million and $30.8 million on development and exploration activities in 1997, 1998 and 1999, respectively. The Company currently anticipates spending approximately $60.0 million on development and exploration projects in 2000. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

     The Company spent $220.1 million, $2.5 million and $4.5 million on acquisition activities in 1997, 1998 and 1999, respectively. The Company does not have a specific acquisition budget for 2000 as a result of the unpredictability of the timing and size of forthcoming acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company has a bank credit facility consisting of a $175.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the bank credit facility is $175.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0).

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

     Year 2000

     "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that were not Year 2000 compliant by January 1, 2000 may cause an adverse effect to companies and organizations that rely upon those systems. The Company assessed and corrected computer systems that were unable to properly process dates beyond 1999. The Company's significant financial information systems are outsourced and the Company is relying on assurances from the providers that they are Year 2000 compliant. The Company's costs related to Year 2000 have not been significant. The Company has not experienced any significant problems or delays related to Year 2000 subsequent to January 1, 2000. In addition, the Company does not expect any future material effects to arise from Year 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company's operations are impacted by fluctuations in crude oil and natural gas commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company's strategy for managing such risks, and to quantify the potential affect of market volatility on the Company's financial condition and results of operations.

Oil and Natural Gas Prices

     The Company's financial condition, results of operation, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's oil and natural gas production in 1999, before taking into account any hedging transactions, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $2.0 million and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $2.2 million.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and natural gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference.

Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. In February 1999, the Company entered into natural gas price swaps covering 9.3 Bcf of its natural gas production for March 1999 to October 1999 at 1.2 Bcf per month at a fixed price of $2.03 per Mcf (after basis adjustment). As a result of the natural gas price swaps in place, the Company realized a loss of $4.9 million in 1999. As of December 31, 1999, the Company had no open derivative financial instruments held for price risk management.

Interest Rates

     At December 31, 1999, the Company had long-term debt of $254.0 million, of this amount, $150.0 million bears interest at a fixed rate of 11.25%. The remaining outstanding long-term debt of $104.0 million is under the Company's bank credit facility which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at the Company's option. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a large portion of its floating rate debt. As of December 31, 1999, the Company has interest rate swaps with a notional amount of $100.0 million which fixed the LIBOR rate at an average rate of 5.0% through September 2000. As a result of the interest rate swaps in place, the Company realized a gain of $169,000 in 1999. The fair value of the Company's open interest rate swap contracts as of December 31, 1999 was an asset of $860,000.

Federal Taxation

     At December 31, 1999, the Company had federal income tax net operating loss ("NOL") carryforwards of approximately $42.8 million. The NOL carryforwards expire from 2009 through 2019. The value of these carryforwards depends on the ability of the Company to generate federal taxable income and to utilize the carryforwards to reduce such income.

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




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                     PART IV

ITEM EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

    The following exhibits are included on pages E-1 to E-51 of this report.


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

4.2(c) Second Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.7 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.2(d) Third Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.8 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.2(e) Fourth Amendment to the Rights Agreement, by and between the Company and Bank One, Texas N.A. (successor to Society National Bank), as Rights Agent, dated April 1, 1995 (incorporated by reference to
          Exhibit 4.9 to the Company's Annual Report on Form 10-K for the ended December 31, 1995).

4.2(f) Fifth Amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated April 29, 1999 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 29, 1999).

Exhibit
  No.                              Description
-------   ----------------------------------------------------------------------
4.3 Certificate of Voting Powers, Designations, Preferences, and Relative, Participating, Optional or Other Special Rights of the Series A 1999 Convertible Preferred Stock and Series B 1999 Non-Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 29, 1999).

4.4 Stock Purchase Agreement dated April 29, 1999 between the Company and certain purchasers (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1999).

4.5 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

4.6 Indenture dated as April 29, 1999 between the Company and U.S. Trust Company of Texas, N.A., Trustee for the $150,000,000 11 1/4% Senior Notes due 2007 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 29, 1999).

10.1* Credit Agreement dated as of December 3, 1999, between the Company, the Banks Party thereto and Bank One, NA, as Administrative Agent, Toronto Dominion (Texas), Inc., as Syndication Agent and Paribas, as Documentation Agent.

10.2# Employment Agreement dated June 23, 1999, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.3# Employment Agreement dated June 23, 1999, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

Exhibit
  No.                              Description
-------   ----------------------------------------------------------------------
10.6# Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.7# Form of Nonqualified Stock Option Agreement between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 1999).

10.8# Form of Restricted Stock Agreement between the Company and certain officers of the Company (incorporated herein by reference to Exhibit
          10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.9 Warrant Agreement dated December 9, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit
          10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 Joint Exploration Agreement dated December 8, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Office Lease Agreement dated August 12, 1997 between the Company and Briar Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

21*       Subsidiaries of the Company.

23*       Consent of Arthur Andersen LLP.

27*       Financial Data Schedule for the twelve months ended
          December 31, 1999.

* Filed herewith.
# Management contract or compensatory plan document.


Reports on Form 8-K:

    There were no reports filed on Form 8-K filed subsequent to September 30, 1999 to the date of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMSTOCK RESOURCES, INC.
                                           By:/s/M. JAY ALLISON
                                           --------------------
                                           M. Jay Allison
                                           President and Chief Executive Officer
Date: February 28, 2000                    (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/M. JAY ALLISON        President, Chief Executive Officer    February 28, 2000
-----------------        and Chairman of the Board of
M. Jay Allison           Directors(Principal Executive Officer)


/s/ROLAND O. BURNS       Senior  Vice  President,              February 28, 2000
------------------       Chief  Financial  Officer,
Roland O. Burns          Secretary, Treasurer and Director
                         (Principal Financial and Accounting Officer)


/s/RICHARD S. HICKOK     Director                              February 28, 2000
--------------------
Richard S. Hickok


/s/FRANKLIN B. LEONARD   Director                              February 28, 2000
----------------------
Franklin B. Leonard


/s/CECIL E. MARTIN, JR.  Director                              February 28, 2000
-----------------------
Cecil E. Martin, Jr.


/s/DAVID W. SLEDGE       Director                              February 28, 2000
------------------
David W. Sledge

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES



                                      INDEX



Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999.................F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 1997, 1998 and 1999.....................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1997, 1998 and 1999.....................................F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1998 and 1999.....................................F-6

Notes to Consolidated Financial Statements...................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Comstock Resources, Inc.:

     We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                    ARTHUR ANDERSEN LLP



Dallas, Texas,
February 18, 2000

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1999



                                     ASSETS

                                                                    December 31,
                                                               ---------------------
                                                                 1998         1999
                                                               ---------    ---------
                                                                   (In thousands)
Cash and Cash Equivalents ..................................   $   5,176    $   7,648
Accounts Receivable:
   Oil and gas sales .......................................      13,355       18,200
   Joint interest operations ...............................       4,506        5,415
   Other Current Assets ....................................       1,457          909
                                                               ---------    ---------
        Total current assets ...............................      24,494       32,172
        Property and Equipment:
   Unevaluated oil and gas properties ......................         436        2,231
   Oil and gas properties, successful efforts method .......     547,372      581,247
   Other ...................................................       1,648        2,163
   Accumulated depreciation, depletion and amortization ....    (145,439)    (189,779)
                                                               ---------    ---------
        Net property and equipment .........................     404,017      395,862
Other Assets ...............................................       1,161        6,939
                                                               ---------    ---------
                                                               $ 429,672    $ 434,973
                                                               =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-Term Debt ..........................   $  38,104    $     131
Accounts Payable and Accrued Expenses ......................      34,652       35,587
                                                               ---------    ---------
        Total current liabilities ..........................      72,756       35,718
Long-Term Debt, less current portion .......................     240,000      254,000
Deferred Taxes Payable .....................................       1,778          261
Reserve for Future Abandonment Costs .......................       5,475        7,820
Stockholders' Equity:
   Preferred stock--$10.00 par, 5,000,000 shares authorized,
     3,000,000 shares outstanding at December 31, 1999 .....        --         30,000
   Common stock--$0.50 par, 50,000,000 shares authorized,
     24,350,452 and 25,375,197 shares outstanding at
     December 31, 1998 and 1999, respectively ..............      12,175       12,688
   Additional paid-in capital ..............................     112,432      114,855
   Retained earnings (deficit) .............................     (14,934)     (19,603)
   Deferred compensation-restricted stock grants ...........         (10)        (766)
                                                               ---------    ---------
        Total stockholders' equity .........................     109,663      137,174
                                                               ---------    ---------
                                                               $ 429,672    $ 434,973
                                                               =========    =========


        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1998 and 1999



                                                   1997         1998         1999
                                                 ---------    ---------    ---------
                                              (In thousands, except per share amounts)
Revenues:
     Oil and gas sales .......................   $  88,555    $  92,961    $  90,103
     Gain on sales of property ...............          85         --            130
     Other income ............................         704          274        1,911
                                                 ---------    ---------    ---------
              Total revenues .................      89,344       93,235       92,144
                                                 ---------    ---------    ---------

Expenses:
     Oil and gas operating ...................      17,919       24,747       23,714
     Exploration .............................       2,810        8,301        1,832
     Depreciation, depletion and amortization       26,235       51,005       45,171
     General and administrative, net .........       2,668        1,617        2,399
     Interest ................................       5,934       16,977       23,361
     Impairment of oil and gas properties ....        --         17,000         --
                                                 ---------    ---------    ---------
              Total expenses .................      55,566      119,647       96,477
                                                 ---------    ---------    ---------
Income (loss) before income taxes ............      33,778      (26,412)      (4,333)
Income tax benefit (expense) .................     (11,622)       9,244        1,517
                                                 ---------    ---------    ---------
Net income (loss) ............................      22,156      (17,168)      (2,816)
Preferred stock dividends ....................        (410)        --         (1,853)
                                                 ---------    ---------    ---------
Net income (loss) attributable to common stock   $  21,746    $ (17,168)   $  (4,669)
                                                 =========    =========    =========

Net income (loss) per share:
              Basic...........................   $    0.90    $   (0.71)   $   (0.19)
                                                 =========    =========    =========
              Diluted.........................   $    0.85
                                                 =========
Weighted average shares outstanding:
              Basic...........................      24,186       24,275       24,601
                                                 =========    =========    =========
              Diluted.........................      26,008
                                                 =========




        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY For the Years Ended December 31, 1997,
                                  1998 and 1999





                                                                                          Deferred
                                                               Additional   Retained    Compensation
                                     Preferred     Common       Paid-In      Earning     Restricted
                                       Stock        Stock       Capital     (Deficit)   Stock Grants    Total
                                     ---------    ---------    ----------   ---------   ------------  ---------
                                                                    (In thousands)

Balance at December 31, 1996 .....   $   7,063    $  12,051    $ 118,647    $ (19,512)   $     (33)   $ 118,216
  Conversion of preferred stock...      (7,063)         673        6,390         --           --           --
  Issuance of common stock .......        --             53          708         --           --            761
  Repurchase of common stock .....        --           (673)     (15,472)        --           --        (16,145)
  Restricted stock grants ........        --           --           --           --             16           16
  Net income attributable to
     common stock ................        --           --           --         21,746         --         21,746
                                     ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1997 .....        --         12,104      110,273        2,234          (17)     124,594
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Issuance of common stock .......        --             71          664         --           --            735
  Value of stock options issued
     for exploration prospects            --           --          1,495         --           --          1,495
  Restricted stock grants ........        --           --           --           --              7            7
  Net loss attributable to
     common stock ................        --           --           --        (17,168)        --        (17,168)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Balance at December, 1998 ........        --         12,175      112,432      (14,934)         (10)     109,663
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Issuance of preferred stock.....      30,000         --           --           --           --         30,000
  Issuance of common stock .......        --            400        1,166         --           --          1,566
  Value of stock options issued
     for exploration prospects....        --           --            498         --           --            498
  Restricted stock grants ........        --            113          759         --           (756)         116
  Net loss attributable to
     common stock ................        --           --           --         (4,669)        --         (4,669)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 1999 .....   $  30,000    $  12,688    $ 114,855    $ (19,603)   $    (766)   $ 137,174
                                     =========    =========    =========    =========    =========    =========






        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1997, 1998 and 1999



                                                                  1997         1998         1999
                                                               ---------    ---------    ---------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................   $  22,156    $ (17,168)   $  (2,816)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Compensation paid in common stock .....................         129          269          247
     Depreciation, depletion and amortization ..............      26,235       51,005       45,171
     Impairment of oil and gas properties ..................        --         17,000         --
     Deferred income taxes .................................      11,363       (9,244)      (1,517)
     Exploration ...........................................       2,810        8,301        1,832
     Gain on sales of property .............................         (85)        --           (130)
                                                               ---------    ---------    ---------
       Working capital provided by operations ..............      62,608       50,163       42,787
   Decrease (increase) in accounts receivable ..............     (11,744)      13,380       (5,754)
   Decrease (increase) in other current assets .............           2       (1,285)         548
   Increase (decrease) in accounts payable and
     accrued expenses ......................................      33,411      (21,532)         935
                                                               ---------    ---------    ---------
       Net cash provided by operating activities ...........      84,277       40,726       38,516
                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties .......................       5,079         --            778
   Capital expenditures and acquisitions ...................    (254,843)     (67,387)     (35,981)
                                                               ---------    ---------    ---------
       Net cash provided by operating activities ...........    (249,764)     (67,387)     (35,203)
                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ..............................................     295,000       23,238       10,378
   Proceeds from senior notes offering .....................        --           --        149,221
   Debt issuance costs .....................................        --         (1,059)      (5,671)
   Principal payments on debt ..............................    (115,108)      (5,134)    (184,351)
   Proceeds from preferred stock offering ..................        --           --         30,000
   Proceeds from common stock issuances ....................         507          288          296
   Repurchase of common stock ..............................     (16,145)        --           --
   Stock issuance costs ....................................         (15)        --           (714)
   Dividends paid on preferred stock .......................        (410)        --           --
                                                               ---------    ---------    ---------
   Net cash provided by financing activities ...............     163,829       17,333         (841)
                                                               ---------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents       (1,658)      (9,328)       2,472
       Cash and cash equivalents, beginning of year ........      16,162       14,504        5,176
                                                               ---------    ---------    ---------
       Cash and cash equivalents, end of year ..............   $  14,504    $   5,176    $   7,648
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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     In accordance with the Statement of Financial Accounting Standards 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was required in 1997 or 1999. Due to the substantial drop in oil and gas prices during 1998, the Company provided an impairment of $17.0 million in 1998.

     Other Property and Equipment

     Other property and equipment of the Company consists primarily of work boats, a gas gathering system, computer equipment and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

     Other Assets

     Other assets of the Company primarily consists of deferred costs associated with issuance of the Company's 11 1/4% senior notes and borrowings under the Company's bank credit facility. These costs are amortized over the lives of the respective debt instruments on a straight-line basis.

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

     Earnings Per Share

     Basic and diluted earnings per share for 1997, 1998 and 1999 were determined as follows:

                                                            Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                       1997                          1998                         1999
                                ------------------------    ------------------------    -------------------------
                                 Income             Per      Income             Per      Income              Per
                                 (Loss)    Shares  Share     (Loss)    Shares  Share     (Loss)    Shares   Share
                                --------  ------- ------    --------  -------  -----    --------   -------  -----
Basic Earnings Per Share:
 Income (Loss)                  $ 22,156   24,186           $(17,168)  24,275           $ (2,816)   24,601
 Less Preferred Stock
  Dividends                         (410)    --                 --        --              (1,853)    --
                                --------  -------           --------  -------           --------   -------
 Net Income (Loss) Available
  to Common Stockholders          21,746   24,186  $ 0.90   $(17,168)  24,275  $(0.71)  $ (4,669)   24,601  $(0.19)
                                                   ======   ========  =======  ======   ========   =======  ======

Diluted Earning Per Share:
 Effect of Dilutive Securities:
  Stock Options                     --        967
  Convertible Preferred Stock        410      855
                                --------  -------
 Net Income Available to
  Common Stockholders and
    Assumed Conversions         $ 22,156   26,008  $ 0.85
                                ========  =======  ======

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

                                                      Year Ended December 31,
                                                 -------------------------------
                                                   1997        1998        1999
                                                 -------     -------     -------
Noncash activities -
  Common stock issued for compensation .....     $   113     $   269     $   131
  Value of vested stock options under
      exploration venture ..................        --         1,495         498
  Common stock issued in payment of
       preferred stock dividends ...........        --          --         1,853

Cash payments -
  Interest payments ........................       5,112      19,898      20,840
  Income tax payments ......................         270        --          --


     Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established reporting and disclosure requirements for comprehensive income and its components within the financial statements. The Company had no comprehensive income components as of December 31, 1997, 1998, 1999 and the three years ended December 31, 1999; therefore, comprehensive income/ loss is the same as net income/ loss for all periods presented.

     Segment Reporting

     In June 1997, the FASB issued Statement 131, "Disclosures About Segments of an Enterprise and Related Information." The Company presently operates in one business segment.

     New Accounting Standard

     In September 1998, the FASB issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which has been amended by SFAS 137. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The Company periodically uses derivatives to hedge floating interest rate and natural gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

(3)  Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:

     Capitalized Costs

                                                          As of December 31,
                                                     --------------------------
                                                        1998             1999
                                                     ---------        ---------
                                                            (In thousands)
Proved properties ............................       $ 547,372        $ 581,247
Unproved properties ..........................             436            2,231
Accumulated depreciation,
      depletion and amortization .............        (145,152)        (189,270)
                                                     ---------        ---------
                                                     $ 402,656        $ 394,208
                                                     =========        =========


     Costs Incurred

                                              For the Year Ended December 31,
                                          --------------------------------------
                                            1997           1998           1999
                                          --------       --------       --------
                                                     (In thousands)
Property acquisitions
 Proved properties ................       $190,708       $   --         $  4,458
 Unproved properties ..............         31,650          6,075          2,258
Development costs .................         25,282         30,559         20,455
Exploration costs .................          6,043         30,423          8,126
                                          --------       --------       --------
                                          $253,683       $ 67,057       $ 35,297
                                          ========       ========       ========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following presents the results of operations of oil and gas producing activities:

                                                For the Year Ended December 31,
                                               --------------------------------
                                                 1997        1998        1999
                                               --------    --------    --------
                                                        (In thousands)
Oil and gas sales ..........................   $ 88,555    $ 92,961    $ 90,103
Production costs ...........................    (17,919)    (24,747)    (23,714)
Exploration ................................     (2,810)     (8,301)     (1,832)
Deprecation, depletion and amortization ....    (26,111)    (50,738)    (44,118)
Impairment of oil and gas properties .......       --       (17,000)       --
                                               --------    --------    --------
Operating income (loss) ....................     41,715      (7,825)     20,439
Income tax .................................    (14,353)      2,739      (7,154)
                                               --------    --------    --------
Results of operations (excluding general
   and administrative and interest expenses)   $ 27,362    $ (5,086)   $ 13,285
                                               ========    ========    ========

(4)  Long-Term Debt

     Long-term debt is comprised of the following:

                                                        As of December 31,
                                                    ---------------------------
                                                      1998              1999
                                                    ---------         ---------
                                                         (In thousands)
Revolving Bank Credit Facility .............        $ 278,000         $ 104,000
11 1/4% Senior Notes due 2007 ..............             --             150,000
Other ......................................              104               131
                                                    ---------         ---------
                                                      278,104           254,131
Less current portion .......................          (38,104)             (131)
                                                    ---------         ---------
                                                    $ 240,000         $ 254,000
                                                    =========         =========

     On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes"). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. Proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company's bank credit facility. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004. The fair market value of the Notes as of December 31, 1999 was $153.0 million based on the market price of 102.0 of the face amount as of the closing day of 1999.

     The Company's bank credit facility consists of a $175.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. The borrowing base under the bank credit facility is $175.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0%, or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company's ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0). The Company's bank credit facility is secured by the Company's oil and gas properties.

(5)  Lease Commitments

     The Company rents office space under a noncancellable lease. Minimum future payments under the lease are as follows:

                                             (In thousands)
                           2000..................$421
                           2001.................. 421
                           2002.................. 421
                           2003.................. 421
                           2004.................. 456


(6)  Stockholders' Equity

     Preferred Stock

     On April 29, 1999, the Company sold 3,000,000 shares of newly issued convertible preferred stock with a $10 par value in a private placement for $30.0 million. The preferred stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Shares of the preferred stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of preferred stock is convertible into 2.5 shares of common stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the preferred stock are outstanding, the Company is obligated to redeem an amount of shares of preferred stock equal to one-third of the shares of the preferred stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of the Company. The Company has the option to redeem the shares of preferred stock upon payment to the holders of the preferred stock at a specified rate of return on the initial purchase. Upon a change of control of the Company, the holders of the preferred stock have the right to require the Company to purchase all or a portion of the preferred stock.

     Common Stock

     Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of common stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, the Company issued 9,256, 39,678 and 44,255 shares of common stock in 1997, 1998, 1999 respectively, in payment of fees aggregating $113,000, $263,000 and $130,000 for 1997, 1998 and 1999, respectively.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The Company's outstanding preferred stock series provides that the Company can issue common stock in lieu of cash for payment of quarterly dividends. The Company issued 640,525 shares of common stock in 1999 in payment of dividends on its preferred stock of $1.9 million.

     On August 20, 1997, the Company repurchased 1,345,373 shares of common stock held by former preferred stockholders at $12.00 per share for an aggregate purchase price of $16.1 million.

     Options and warrants to purchase common stock of the Company were exercised for 98,100 shares, 102,000 shares and 115,000 shares in 1997, 1998 and 1999,
respectively.   Such   exercises   yielded  net   proceeds  to  the  Company  of
approximately   $507,000,   $288,000  and  $295,000  in  1997,  1998  and  1999,
respectively.

     Stock Options and Warrants

     On June 23, 1999, the Company's stockholders approved the 1999 Long-term Incentive Plan for the Company's management including officers, directors and managerial employees which replaced the Company's 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan (the "Incentive Plans") authorize the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of the Company. As of December 31, 1999, the Incentive Plans provide for future awards of stock options or restricted stock grants of up to 211,130 shares of common stock plus 1% of the outstanding shares of common stock each year beginning January 1, 2000.

     The following table summarizes stock option activity during 1997, 1998 and 1999 under the Incentive Plans:

                                                                     Weighted
                                      Number                          Average
                                     of Shares   Exercise Price   Exercise Price
                                    ----------   ---------------  --------------
Outstanding at December 31, 1996... 2,601,500    $2.00 to $11.00      $7.45
   Granted.........................   667,000    $9.63 to $12.38     $12.00
   Exercised.......................   (50,000)   $3.00 to $6.56       $5.33
                                    ---------
Outstanding at December 31, 1997... 3,218,500    $2.00 to $12.38      $8.43
   Granted.........................   767,000    $3.44 to $11.94      $4.57
   Exercised.......................   (85,000)   $2.00 to $2.50       $2.38
   Forfeited.......................   (10,000)       $3.44            $3.44
                                    ---------
Outstanding at December 31, 1998... 3,890,500    $2.00 to $12.38      $7.81
                                    ---------
   Granted......................... 1,010,000        $3.88            $3.88
   Exercised.......................  (115,000)   $2.00 to $3.00       $2.57
   Forfeited.......................  (155,500)   $3.00 to $12.38      $7.81
                                    ---------
Outstanding at December 31, 1999... 4,630,000    $2.00 to $12.38      $7.08
                                    =========

Exercisable at December 31, 1999... 2,436,250    $2.00 to $12.38      $6.88
                                    =========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following table summarizes information about the Incentive Plans stock options outstanding at December 31, 1999:

                         Number of       Weighted Average        Number of
                           Shares         Remaining Life          Shares
      Exercise Price    Outstanding          (Years)            Exercisable
      --------------    ------------      ---------------       ------------

         $2.00              401,000            1.3                396,000
         $2.50               20,000            2.5                 17,000
         $3.00               80,000            0.6                 80,000
         $3.44              542,000            7.8                338,750
         $3.88            1,010,000            8.3                 40,000
         $4.81              234,000            1.6                234,000
         $6.56              235,000            2.1                235,000
         $6.94              150,000            4.0                150,000
         $9.63               90,000            2.6                 90,000
        $11.00            1,269,000            5.7                579,000
        $11.94               40,000            3.9                 40,000
        $12.38              559,000            5.5                236,500
                         ----------         --------           ----------
                          4,630,000            5.5              2,436,250
                         ==========         ========           ==========

     The Company accounts for the stock options issued under the Incentive Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company's net income attributable to common stock and earnings per share from continuing operations would have been reduced to the following pro forma amounts:

                                            1997        1998        1999
                                          --------    --------    --------
                                       (In thousands, except per share amounts)
Net income:                 As Reported.. $21,746    $(17,168)   $ (4,669)
                            Pro Forma....  18,633     (20,651)     (6,644)
Basic earnings per share:   As Reported..    0.90       (0.71)      (0.19)
                            Pro Forma....    0.77       (0.85)      (0.27)
Diluted earnings per share: As Reported..    0.85
                            Pro Forma....    0.72


     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999, respectively: average risk-free interest rates of 6.33, 5.30, and 5.65 percent; average expected lives of 7.3, 8.2, and 8.8 years; average expected volatility factors of 51.9, 58.8 and 64.2; and no dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company's Incentive Plans was $7.45 in 1997, $2.98 in 1998 and $2.86 in 1999.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


     On December 8, 1997, the Company awarded warrants to purchase up to 1,000,000 shares of the Company's common stock at $14.00 per share to Bois d' Arc in connection with a five-year joint exploration venture. The warrants become exercisable in increments of 50,000 shares upon the election by the Company to complete a successful exploration well on a prospect generated by Bois d' Arc under the joint exploration venture. Warrants which become exercisable under the exploration venture expire on December 31, 2007. The fair value of each warrant to purchase one share of common stock is estimated at the date of grant at $9.97 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.35 percent; expected life of
10.1 years; expected volatility factor of 51.9 percent; and no dividend yield. Warrants to purchase 150,000 shares and 50,000 shares became vested in 1998 and 1999, respectively. The estimated value of the warrants which vested in 1998 and 1999 of $1.5 million and $498,000, respectively, was included as exploration costs in each year.

     Restricted Stock Grants

     Under the Incentive Plans, officers and managerial employees of the Company may be granted a right to receive shares of the Company's common stock without cost to the employee. The shares vest over a specified period with credit given for past service rendered to the Company. Restricted stock grants for 555,000 shares have been awarded under the Incentive Plans. As of December 31, 1999, 355,625 shares of such awards are vested. A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 1997, 1998 and 1999 was $15,000, $7,000 and $116,000, respectively.

(7)  Significant Customers

     The Company had sales to one purchaser of crude oil which accounted for 17%, 25% and 33% of the Company's oil and gas sales in 1997, 1998 and 1999, respectively. In 1997 and 1999, the Company had one purchaser of natural gas which accounted for 35% and 20%, respectively, of the Company's oil and gas sales. In 1998 the Company had two purchasers of natural gas which accounted for 17% and 12% of the Company's oil and gas sales.

(8)  Income Taxes

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1998 and 1999 were as follows:

                                                         1998            1999
                                                       --------        --------
                                                             (In thousands)
     Net deferred tax assets (liabilities):
        Property and equipment ......................  $(22,150)       $(15,804)
        Net operating loss carryforwards ............    20,102          14,993
        Other carryforwards .........................       270             550
                                                       --------        --------
                                                       $ (1,778)       $   (261)
                                                       ========        ========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following is an analysis of the consolidated income tax benefit (expense):

                                               1998        1999
                                              -------     -------
                                                (In thousands)

     Current................................. $  --        $ --
     Deferred................................   9,244       1,517
                                              -------     -------
                                              $ 9,244     $ 1,517
                                              =======     =======

     The difference between income taxes computed using the statutory rate of 35% and the Company's effective tax rate in 1998 and 1999 is as follows:

                                               1998        1999
                                              -------     -------
                                                (In thousands)

     Income tax benefit (expense)
       computed at federal statutory rate.... $ 9,244     $ 1,517
     Other...................................    --          --
                                              -------     -------
                                              $ 9,244     $ 1,517
                                              =======     =======

     The Company has net operating loss carryforwards of approximately $42.8 million as of December 31, 1999 for income tax reporting purposes which expire in varying amounts from 2009 to 2019.

(9)  Related Party Transactions

     The Company served as general partner of Comstock DR-II Oil & Gas Acquisition Limited Partnership ("Comstock DR-II") until December 29, 1997. In 1997, the Company received management fees from Comstock DR-II of $40,000.

(10) Risk Management

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     As a result of certain hedging transactions for natural gas the Company realized the following gains and losses:

                                         1997         1998           1999
                                       -------      -------        -------
                                                 (In thousands)
     Realized Gains .................  $ --         $   367        $   248
     Realized Losses ................    --            --           (5,178)




     As of December 31, 1998 and 1999, the Company had no open derivative financial instruments held for price risk management.

     The Company periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its long-term debt. Gains and losses attributable to the swap agreements are accounted for as a hedge. Gains from the swap agreements reduced interest expense by $59,000 in 1998 and $169,000 in 1999. At December 31, 1999, the Company had swap agreements with a notional amount of $100.0 million which fixed the Company LIBOR rate under its bank credit facility at an average rate of 5.0%. The fair value of the interest rate swaps as of December 31, 1999 was an asset of approximately $860,000.

(11) Supplementary Quarterly Financial Data (Unaudited)

                                      First      Second      Third       Fourth        Total
                                     --------   ---------   --------    --------     --------
                                              (In thousands, except per share amounts)
1998 -
    Total revenues ...............   $ 25,558   $ 24,894    $ 21,517    $ 21,266     $ 93,235
                                     ========   ========    ========    ========     ========
    Net income (loss) attributable
        to common stock ..........   $    570   $ (1,304)   $ (3,387)   $(13,047)(1) $(17,168)(1)
                                     ========   ========    ========    ========     ========

    Net income (loss) per share:
        Basic......................  $   0.02   $   (0.05)  $  (0.14)   $  (0.54)    $  (0.71)
                                     ========   ==========  =========   ========     ========
        Diluted....................  $   0.02
                                     ========
1999 -
    Total revenues ...............   $ 19,634    $ 22,676    $ 22,974    $ 26,860    $ 92,144
                                     ========    ========    ========    ========    ========
    Net income (loss) attributable
        to common stock ..........   $ (4,119)     (1,384)     (1,339)      2,173    $ (4,669)
                                     ========    ========    ========    ========    ========
    Net income (loss) per share...   $  (0.17)   $  (0.06)   $  (0.05)   $   0.09    $  (0.19)
                                     ========    ========    ========    ========    ========

[FN]
-----------------
(1)  Includes impairment of oil and gas properties of $17 million.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(12) Oil and Gas Reserves Information (Unaudited)

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

     Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission's guidelines, the Company's independent petroleum engineers' estimates of future net cash flows from the Company's proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were as follows: $10.55 and $24.56 per barrel of oil for 1998 and 1999, respectively, and $2.21 and $2.51 per Mcf of natural gas for 1998 and 1999, respectively.

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


     The following unaudited table sets forth proved oil and gas reserves at December 31, 1997, 1998 and 1999:

                                         1997                    1998                    1999
                                 --------------------    --------------------    --------------------
                                    Oil        Gas          Oil         Gas         Oil        Gas
                                  (MBbls)     (MMcf)      (MBbls)     (MMcf)      (MBbls)     (MMcf)
                                 --------    --------    --------    --------    --------    --------
Proved Reserves:
Beginning of year ............      8,994     234,444      20,927     240,117      20,245     250,402
Revisions of previous
     estimates ...............     (1,202)     (7,398)     (3,284)     12,025      (1,695)    (14,272)
Extensions and discoveries ...        263       5,566       5,173      24,973       3,029      39,534
Purchases of minerals in place     14,473      39,970        --          --            16       6,329
Sales of minerals in place ...       (258)     (9,605)       --          --          --          --
Production ...................     (1,343)    (22,860)     (2,571)    (26,713)     (2,128)    (23,872)
                                 --------    --------    --------    --------    --------    --------
End of year ..................     20,927     240,117      20,245     250,402      19,467     258,121
                                 ========    ========    ========    ========    ========    ========
Proved Developed Reserves:
Beginning of year ............      6,953     187,247      16,635     188,102      16,585     182,955
                                 ========    ========    ========    ========    ========    ========
End of year ..................     16,635     188,102      16,585     182,955      14,379     184,123
                                 ========    ========    ========    ========    ========    ========


     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1998 and 1999:


                                                       1998             1999
                                                    -----------     -----------
                                                           (In thousands)
Cash Flows Relating to Proved Reserves:
   Future Cash Flows ...........................    $   767,869     $ 1,124,796
   Future Costs:
       Production ..............................       (212,558)       (250,068)
       Development .............................        (74,130)        (80,519)
                                                    -----------     -----------
   Future Net Cash Flows Before Income Taxes ...        481,181         794,209
   Future Income Taxes .........................        (30,221)       (144,048)
                                                    -----------     -----------
   Future Net Cash Flows .......................        450,960         650,161
   10% Discount Factor .........................       (145,967)       (181,448)
                                                    -----------     -----------
Standardized Measure of Discounted Future
   Net Cash Flows ..............................    $   304,993     $   468,713
                                                    ===========     ===========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1997, 1998 and 1999:


                                                         1997         1998         1999
                                                       ---------    ---------    ---------
                                                                 (In thousands)
Standardized Measure, Beginning of Year ............   $ 390,422    $ 418,276    $ 304,993
  Net Change in Sales Price, Net of Production Costs    (188,079)    (146,742)     179,042
  Development Costs Incurred During the Year Which
        Were Previously Estimated ..................      10,740       20,361        5,303
        Revisions of Quantity Estimates ............     (16,779)      (7,391)     (35,727)
        Accretion of Discount ......................      50,292       45,956       30,531
        Changes in Future Development Costs ........      (3,919)     (19,318)        (437)
        Changes in Timing and Other ................     (20,347)     (39,805)      (2,271)
        Extensions and Discoveries .................       6,233       60,906       91,911
        Purchases of Reserves in Place .............     205,583         --          7,787
        Sales of Reserves in Place .................     (16,450)        --           --
        Sales, Net of Production Costs .............     (70,636)     (68,214)     (66,389)
        Net Changes in Income Taxes ................      71,216       40,964      (46,030)
                                                       ---------    ---------    ---------
Standardized Measure, End of Year ..................   $ 418,276    $ 304,993    $ 468,713
                                                       =========    =========    =========

                        INDEX TO EXHIBITS

Exhibit
  No.                       Description                                     Page
-------   -------------------------------------------------------          -----
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

4.2(f) Fifth Amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated April 29, 1999 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 29, 1999).

Exhibit
  No.                       Description                                     Page
-------   -------------------------------------------------------          -----
4.3       Certificate    of    Voting    Powers,    Designations,
          Preferences, and Relative,  Participating,  Optional or
          Other Special  Rights of the Series A 1999  Convertible
          Preferred  Stock  and  Series  B  1999  Non-Convertible
          Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 29, 1999).

4.4 Stock Purchase Agreement dated April 29, 1999 between the Company and certain purchasers (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 1999).

4.5 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock dated December 6, 1990 (incorporated by reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-3, dated October 25, 1996).

4.6 Indenture dated as April 29, 1999 between the Company and U.S. Trust Company of Texas, N.A., Trustee for the $150,000,000 11 1/4% Senior Notes due 2007
          (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated April 29, 1999).

10.1*     Credit Agreement dated as of December 3, 1999,  between
          the Company,  the Banks Party thereto and Bank One, NA,
          as  Administrative  Agent,  Toronto  Dominion  (Texas),
          Inc.,   as   Syndication   Agent   and   Paribas,    as
          Documentation Agent.                                             E-4

10.2# Employment Agreement dated June 23, 1999, by and between the Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.3# Employment Agreement dated June 23, 1999, by and between the Company and Roland O. Burns (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

Exhibit
  No.                       Description                                     Page
-------   -------------------------------------------------------          -----
10.6#     Comstock Resources,  Inc. 1999 Long-term Incentive Plan
          (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.7# Form of Nonqualified Stock Option Agreement between the Company and certain officers and directors of the Company (incorporated herein by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the year ended June 30, 1999).

10.8# Form of Restricted Stock Agreement between the Company and certain officers of the Company (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.9 Warrant Agreement dated December 9, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.10 Joint Exploration Agreement dated December 8, 1997 by and between the Company and Bois d' Arc Resources (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Office Lease Agreement dated August 12, 1997 between the Company and Briar Center LLC (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997).

21*       Subsidiaries of the Company.                                      E-49

23*       Consent of Arthur Andersen LLP.                                   E-50

27*       Financial Data Schedule for the twelve months ended
          December 31, 1999.                                                E-51


*Filed herewith.
# Management contract or compensatory plan document.