Form 10-Q
period 2000-03-31
COMSTOCK RESOURCES INC
filed 2000-05-10
CIK 23194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   [root] THE SECURITIES EXCHANGE ACT OF 1934
                                    --------
                      For The Quarter Ended March 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                                        -

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

                          Telephone No.: (972) 668-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No


   The number of shares outstanding of the registrant's common stock, par value $.50, as of May 10, 2000 was 25,375,198.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX






PART I.  Financial Information                                              Page

   Item 1. Financial Statements:

       Consolidated Balance Sheets -
            March 31, 2000 and December 31, 1999...............................4
       Consolidated Statements of Operations -
            Three Months ended March 31, 2000 and 1999.........................5
       Consolidated Statement of Stockholders' Equity -
            Three Months ended March 31, 2000..................................6
       Consolidated Statements of Cash Flows -
            Three Months ended March 31, 2000 and 1999.........................7
       Notes to Consolidated Financial Statements..............................8
       Report of Independent Public Accountants...............................11

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12

   Item 3. Quantitative and Qualitative Disclosure About Market Risks.........15

PART II. Other Information

   Item 6. Exhibits and Reports on Form 8-K...................................16

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                             March 31,   December 31,
                                                                2000         1999
                                                             ---------    ---------
                                                             (Unaudited)
                                                                 (In thousands)
Cash and Cash Equivalents ................................   $     669    $   7,648
Accounts Receivable:
  Oil and gas sales ......................................      22,245       18,200
  Joint interest operations ..............................       3,381        5,415
Other Current Assets .....................................       1,675          909
                                                             ---------    ---------
         Total current assets ............................      27,970       32,172
Property and Equipment:
  Unevaluated oil and gas properties .....................       3,031        2,231
  Oil and gas properties, successful efforts method ......     610,243      581,247
  Other ..................................................       2,197        2,163
  Accumulated depreciation, depletion and amortization ...    (201,189)    (189,779)
                                                             ---------    ---------
         Net property and equipment ......................     414,282      395,862
Other Assets .............................................       6,669        6,939
                                                             ---------    ---------
                                                             $ 448,921    $ 434,973
                                                             =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-Term Debt ........................   $      33    $     131
Accounts Payable and Accrued Expenses ....................      36,426       35,587
                                                             ---------    ---------
          Total current liabilities ......................      36,459       35,718
Long-Term Debt, less current portion .....................     260,000      254,000
Deferred Taxes Payable ...................................       2,829          261
Reserve for Future Abandonment Costs .....................       7,820        7,820
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
    authorized, 3,000,000 shares outstanding .............      30,000       30,000
  Common stock--$0.50 par, 50,000,000 shares authorized,
    25,375,198 and 25,375,197 shares outstanding at
    March 31, 2000 and December 31, 1999, respectively ...      12,688       12,688
  Additional paid-in capital .............................     115,353      114,855
  Retained deficit .......................................     (15,518)     (19,603)
  Deferred compensation-restricted stock grants ..........        (710)        (766)
                                                             ---------    ---------
          Total stockholders' equity .....................     141,813      137,174
                                                             ---------    ---------
                                                             $ 448,921    $ 434,973
                                                             =========    =========




        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                              2000       1999
                                                            ---------- ---------
                                                           (In thousands, except
                                                             per share amounts)
Revenues:
     Oil and gas sales ...................................  $ 33,071   $ 19,604
     Other income ........................................        72         30
                                                            --------   --------
              Total revenues .............................    33,143     19,634
                                                            --------   --------

Expenses:
     Oil and gas operating ...............................     7,386      5,894
     Exploration .........................................      --          664
     Depreciation, depletion and amortization                 11,712     13,441
     General and administrative, net .....................       495        434
     Interest ............................................     6,215      5,098
                                                            --------   --------
              Total expenses .............................    25,808     25,531
                                                            --------   --------
Income (loss) before income taxes ........................     7,335     (5,897)
Income tax benefit (expense) .............................    (2,567)     1,778
                                                            --------   --------
Net income (loss) ........................................     4,768     (4,119)
Preferred stock dividends ................................      (683)     --
                                                             --------  --------
Net income (loss) attributable to common stock............   $  4,085  $ (4,119)
                                                             ========  ========

Net income (loss) per share:
     Basic ...............................................   $   0.16  $  (0.17)
                                                             ========  ========
     Diluted .............................................   $   0.14
                                                             ========
Weighted average shares outstanding:
     Basic ...............................................     25,375    24,350
                                                             ========  ========
     Diluted .............................................     33,153
                                                             ========










        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Three Months March 31, 2000
                                   (Unaudited)

                                                                                Deferred
                                                         Additional  Retained  Compensation-
                                   Preferred   Common     Paid-In    Earning    Restricted
                                     Stock     Stock      Capital   (Deficit)  Stock Grants   Total
                                   --------   --------   --------   --------   ------------ --------
                                                          (In thousands)
Balance at December 31, 1999 ...   $ 30,000   $ 12,688   $114,855   $(19,603)   $   (766)   $137,174
  Restricted stock grants ......       --         --         --         --            56          56
  Value of stock options issued
     for exploration prospect ..       --         --          498       --          --           498
  Net income attributable to
     common stock ..............       --         --         --        4,085        --         4,085
                                   --------   --------   --------   --------    --------    --------
Balance at March 31, 2000 ......   $ 30,000   $ 12,688   $115,353   $(15,518)   $   (710)   $141,813
                                   ========   ========   ========   ========    ========    ========

















        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                            Three Months Ended
                                                                 March 31,
                                                             2000        1999
                                                           --------    --------
                                                              (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................   $  4,768    $ (4,119)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Compensation paid in common stock .................         56           2
     Exploration .......................................       --           664
     Depreciation, depletion and amortization ..........     11,712      13,441
     Deferred income taxes .............................      2,568      (1,778)
                                                           --------    --------
       Working capital provided by operations ..........     19,104       8,210
   Decrease (increase) in accounts receivable ..........     (2,011)      4,719
   Increase in other current assets ....................       (766)       (870)
   Increase (decrease) in accounts payable and
     accrued expenses ..................................        839     (10,452)
                                                           --------    --------
       Net cash provided by operating activities .......     17,166       1,607
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ...................         13         638
   Capital expenditures and acquisitions ...............    (29,377)     (3,433)
                                                           --------    --------
       Net cash used for operating activities ..........    (29,364)     (2,795)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ..........................................     10,000        --
   Principal payments on debt ..........................     (4,098)     (1,067)
   Dividends paid on preferred stock ...................       (683)       --
                                                           --------    --------
   Net cash provided by (used for) financing activities       5,219      (1,067)
                                                           --------    --------
       Net decrease in cash and cash equivalents .......     (6,979)     (2,255)
       Cash and cash equivalents, beginning of period ..      7,648       5,176
                                                           --------    --------
       Cash and cash equivalents, end of period ........   $    669    $  2,921
                                                           ========    ========









        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of March 31, 2000 and the related results of operations and cash flows for the three months ended March 31, 2000 and 1999.

     The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The results of operations for the three months ended March 31, 2000 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                            For the Three Months
                                                              Ended March 31,
                                                              2000         1999
                                                             ------       ------
                                                                (In thousands)
     Cash Payments -
      Interest payments ..............................       $2,001       $5,191
      Income tax payments ............................         --           --

     Noncash Investing and Financing Activities -
      Value of vested stock options
      under exploration joint venture ................       $  498       $ --

     Income Taxes-

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2000 and 1999 were determined as follows:

                                                          For the Three Months Ended March 31,
                                          ----------------------------------------------------------------
                                                      2000                               1999
                                          ---------------------------      -------------------------------
                                           Income               Per         Income                Per
                                           (Loss)    Shares    Share        (Loss)     Shares     Share
                                          --------  --------  -------      --------   --------   -------
Basic Earnings Per Share:
 Income (Loss)..........................  $ 4,768    25,375                $(4,119)    24,350
 Less Preferred Stock
     Dividends..........................     (683)      --                    --         --
                                          -------   -------                -------    -------
 Net Income (Loss) Available
     to Common Stockholders.............    4,085    25,375   $  0.16      $(4,119)    24,350    $ (0.17)
                                                              =======      =======    =======    =======

Diluted Earning Per Share:
 Effect of Dilutive Securities:
     Stock Options......................                278
     Convertible Preferred Stock........      683     7,500
                                          -------   -------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions..............  $  4,768   33,153   $  0.14
                                          ========  =======   =======

     New Accounting Standard

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which has been amended by SFAS
137. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company periodically uses derivatives to hedge floating interest rate and oil and gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS 133 could have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect comprehensive income.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(2)  LONG-TERM DEBT -

     As of March 31, 2000 Long-term debt is comprised of the following:


                                                 (In thousands)
                  Revolving Bank Credit Facility   $ 110,000
                  11 1/4% Senior Notes due 2007      150,000
                  Other ........................          33
                                                   ---------
                                                     260,033
                  Less current portion .........         (33)
                                                   ---------
                                                   $ 260,000
                                                   =========



     The Company's bank credit facility consists of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Advances under the bank credit facility cannot exceed the borrowing base. The borrowing base under the bank credit facility is $190.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0%, or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The Company's bank credit facility is secured by the Company's oil and gas properties.

     The Company has $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes") outstanding as of March 31, 2000. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. ( a Nevada corporation) as of March 31, 2000, and the related consolidated statements of income for the three-month periods ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Comstock Resources, Inc. as of December 31, 1999, and, in our report dated February 18, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                                                   ARTHUR ANDERSEN LLP



May 5, 2000
    Dallas, Texas

ITEM 2:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS


Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                           Three Months Ended
                                                                 March 31,
                                                            2000        1999
                                                          -------      -------
     Net Production Data:
       Oil (Mbbls) ...............................            494          686
       Natural gas (MMcf) ........................          6,810        6,036
       Natural gas equivalent (Mmcfe) ............          9,774       10,155
     Average Sales Price:
       Oil (per Bbl) .............................        $ 29.00      $ 11.90
       Natural gas (per Mcf) .....................           2.75         1.89
       Average equivalent price (per Mcfe) .......           3.38         1.93
     Expenses ($ per Mcfe):
       Oil and gas operating(1) ..................        $  0.76      $  0.58
       General and administrative ................           0.05         0.04
       Depreciation, depletion and amortization(2)           1.16         1.31
     Cash Margin ($ per Mcfe)(3) .................        $  2.57      $  1.31
---------
(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3) Represents average equivalent price per Mcfe less oil an gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     The Company's oil and gas sales increased $13.5 million (69%) in the first quarter of 2000, to $33.1 million from $19.6 million in 1999's first quarter due to higher oil and gas prices realized by the Company in 2000. The Company's average first quarter oil price increased by 144% and its average first quarter gas price increased by 46% in 2000 as compared to 1999. The price increases in 2000 were partially offset by a 4% decrease in the Company's oil and natural gas production. Production in the first quarter of 2000 increased 11% over production in the fourth quarter of 1999 of 8.8 Bcfe. The Company hedged a portion of its natural gas production in the first quarter of 1999. Without the impact of the hedge, the Company would have realized $1.85 per Mcf in 1999.

     Other income increased to $72,000 in the first quarter of 2000 as compared to $30,000 in 1999's first quarter due to an increase in interest earned on a higher level of cash and cash equivalents.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $1.5 million (25%) to $7.4 million in the first quarter of 2000 from $5.9 million in the first quarter of 1999. Oil and gas operating expenses per equivalent Mcf produced increased $0.18 to $0.76 in the first quarter of 2000 from $0.58 in the first quarter of 1999 due to (i) higher production taxes as a result of the higher oil and gas prices, (ii) the 4% decrease in oil and natural gas production (on an equivalent Mcf basis) and the fixed nature of the Company's lifting costs and (iii) a higher level of remedial work on the Company's offshore properties.

     In the first quarter of 2000, the Company had no exploration expense as compared to $664,000 in 1999's first quarter. The Company did not drill any dry holes in the first quarter of 2000.

     Depreciation, depletion and amortization ("DD&A") decreased $1.7 million (13%) to $11.7 million in the first quarter of 2000 from $13.4 million in the first quarter of 1999 partly due to the 4% decrease in oil and natural gas production. DD&A per equivalent Mcf produced decreased by $0.15 to $1.16 for the three months ended March 31, 2000 from $1.31 for the three months ended March 31, 1999 as a result of the Company's higher cost Gulf of Mexico properties comprising a lower percentage of the Company's total production in the first quarter of 2000.

     General and administrative expenses, which are reported net of overhead reimbursements, of $495,000 for the first quarter of 2000 were 14% higher than general and administrative expenses of $434,000 for the first quarter of 1999 due primarily to an increase in personnel costs in 2000.

     Interest expense increased $1.1 million (22%) to $6.2 million for the first quarter of 2000 from $5.1 million for the first quarter of 1999. The increase is related to a higher average interest rate on the Company's debt. The interest rate on the Company's senior notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 of 11.25% is significantly higher than the 7.3% rate charged under the bank credit facility in the first quarter of 1999. The weighted average annual interest rate for the Company's remaining debt under the bank credit facility decreased to 6.6% for the first quarter of 2000 as compared to 7.3% for the same period in 1999.

     The Company reported net income of $4.1 million after preferred stock dividends of $683,000 for the three months ended March 31, 2000, as compared to a net loss of $4.1 million for the three months ended March 31, 1999. Net income per share for the first quarter was $0.14 on weighted average diluted shares outstanding of 33.2 million as compared to net loss per share of $0.17 for the first quarter of 1999 on weighted average shares outstanding of 24.4 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first three months of 2000, the Company's net cash flow provided by operating activities totaled $19.1 million, before changes to other working capital accounts and the Company borrowed $10.0 million under its revolving bank credit facility. The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first three months of 2000, the Company incurred capital expenditures of $29.4 million primarily for acquisition, development and exploration activities and reduced amounts outstanding under its bank credit facility by $4.0 million.

     The following table summarizes the Company's capital expenditure activity for the three months ended March 31, 2000 and 1999:


                                                Three Months Ended
                                                     March 31,
                                                  2000      1999
                                                -------   -------
                                                 (In thousands)

               Acquisitions .................   $ 6,980   $  --
               Other leasehold costs ........     1,697       133
               Development drilling .........    12,403       565
               Exploratory drilling .........     4,419     2,416
               Offshore production facilities       273      --
               Workovers and recompletions ..     3,539       116
               Other ........................        66       203
                                                -------   -------
                                                $29,377   $ 3,433
                                                =======   =======

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the three months ended March 31, 2000 and 1999, the Company spent $22.3 million and $3.2 million, respectively, on development and exploration activities. The Company has substantially increased its drilling activity in 2000 and expects to spend an additional $38.0 million on development and exploration projects in the last three quarters of 2000. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

     The Company spent $7.0 million on acquisition activities in the first quarter of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the bank credit facility is $190.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company's average rate under the bank credit facility as of March 31, 2000 was 6.6%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

Oil and Natural Gas Prices

     The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production in the first quarter of 2000, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $500,000 and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $600,000.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first quarter of 2000 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

     The Company's outstanding long-term debt under its bank credit facility of $110.0 million at March 31, 2000 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its floating rate debt. As of March 31, 2000, the Company has interest rate swaps with a notional amount of $100.0 million which fixed the LIBOR rate at an average rate of 5.0% through September 2000. As a result of the interest rate swaps in place, the Company realized a gain of $257,000 for the three months ended March 31, 2000. The fair value of the Company's open interest rate swap contracts as of March 31, 2000 was an asset of $755,000.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
       10.1*  Amended and Restated  Credit  Agreement  dated as of May 5, 2000, between the Company, the Banks Party thereto and Bank One, NA, as
              Administrative   Agent,   Toronto  Dominion  (Texas),   Inc.,  as
              Syndication Agent,  Paribas,  as Documentation Agent and Banc One
              Capital Markets, as Lead Arranger.
       27.*   Financial Data Schedule for the Three Months ended March 31, 2000.
-------------
* Filed herewith.


b.   Reports on Form 8-K

     There were no current reports on Form 8-K filed during the first quarter of 2000 and to the date of this filing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           COMSTOCK RESOURCES, INC.


Date  May 10, 2000             /s/M. JAY ALLISON
      ------------             -----------------
                               M. Jay Allison, Chairman, President and Chief
                               Executive Officer (Principal Executive Officer)

Date  May 10, 2000             /s/ROLAND O. BURNS
      ------------             ------------------
                               Roland O. Burns, Senior Vice President,
                               Chief Financial Officer, Secretary, and Treasurer
                                  (Principal Financial and Accounting Officer)