Form 10-Q
period 2000-06-30
COMSTOCK RESOURCES INC
filed 2000-08-09
CIK 23194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   x                   THE SECURITIES EXCHANGE ACT OF 1934
  ---                  For The Quarter Ended June 30, 2000


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
   Yes   x     No
       -----      -----

     The number of shares outstanding of the registrant's common stock, par value $.50, as of August 9, 2000 was 25,598,198.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                       For the Quarter Ended June 30, 2000

                                      INDEX

PART I.  Financial Information                                              Page

   Item 1. Financial Statements:

       Consolidated Balance Sheets -
            June 30, 2000 and December 31, 1999...............................4
       Consolidated Statements of Operations -
            Three Months and Six Months ended June 30, 2000 and 1999..........5
       Consolidated Statement of Stockholders' Equity -
            Six Months ended June 30, 2000....................................6
       Consolidated Statements of Cash Flows -
            Six Months ended June 30, 2000 and 1999...........................7
       Notes to Consolidated Financial Statements.............................8
       Report of Independent Public Accountants..............................11

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................12

   Item 3. Quantitative and Qualitative Disclosure About Market Risks........15

PART II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders...............17

   Item 6. Exhibits and Reports on Form 8-K..................................18

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            June 30,    December 31,
                                                              2000         1999
                                                            ---------   ----------
                                                           (Unaudited)
                                                                (In thousands)
Cash and Cash Equivalents ...............................   $   1,293    $   7,648
Accounts Receivable:
   Oil and gas sales ....................................      27,090       18,200
   Joint interest operations ............................       2,672        5,415
Other Current Assets ....................................       1,634          909
                                                            ---------    ---------
         Total current assets ...........................      32,689       32,172
Property and Equipment:
   Unevaluated oil and gas properties ...................       5,290        2,231
   Oil and gas properties, successful efforts method ....     623,733      581,247
   Other ................................................       2,222        2,163
   Accumulated depreciation, depletion and
           amortization .................................    (211,341)    (189,779)
                                                            ---------    ---------
         Net property and equipment .....................     419,904      395,862
Other Assets ............................................       6,399        6,939
                                                            ---------    ---------
                                                            $ 458,992    $ 434,973
                                                            =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-Term Debt .......................   $     331    $     131
Accounts Payable and Accrued Expenses ...................      32,469       35,587
                                                            ---------    ---------
          Total current liabilities .....................      32,800       35,718
Long-Term Debt, less current portion ....................     260,000      254,000
Deferred Taxes Payable ..................................       7,469          261
Reserve for Future Abandonment Costs ....................       7,820        7,820
Stockholders' Equity:
   Preferred stock--$10.00 par, 5,000,000 shares
     authorized, 3,000,000 shares outstanding ...........      30,000       30,000
   Common stock--$0.50 par, 50,000,000 shares authorized,
     25,598,198 and 25,375,197 shares outstanding at
     June 30, 2000 and December 31, 1999, respectively ..      12,799       12,688
   Additional paid-in capital ...........................     116,342      114,855
   Retained deficit .....................................      (7,584)     (19,603)
   Deferred compensation-restricted stock grants ........        (654)        (766)
                                                            ---------    ---------
          Total stockholders' equity ....................     150,903      137,174
                                                            ---------    ---------
                                                            $ 458,992    $ 434,973
                                                            =========    =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months            Six Months
                                                      Ended June 30,         Ended June 30,
                                                     2000        1999       2000        1999
                                                   --------    --------    --------    --------
Revenues:
    Oil and gas sales ..........................   $ 38,569    $ 20,783    $ 71,640    $ 40,387
    Other income ...............................         65       1,763         137       1,793
    Gain on sale of properties .................       --           130        --           130
                                                   --------    --------    --------    --------
           Total revenues ......................     38,634      22,676      71,777      42,310
                                                   --------    --------    --------    --------
Expenses:
    Oil and gas operating ......................      7,218       5,907      14,604      11,801
    Exploration ................................        787        --           787         664
    Depreciation, depletion and amortization ...     10,454      11,322      22,166      24,763
    General and administrative, net ............        700         476       1,195         910
    Interest ...................................      6,218       5,882      12,433      10,980
                                                   --------    --------    --------    --------
           Total expenses ......................     25,377      23,587      51,185      49,118
                                                   --------    --------    --------    --------
Income (loss) before income taxes ..............     13,257        (911)     20,592      (6,808)
Income tax benefit (expense) ...................     (4,641)       --        (7,208)      1,778
                                                   --------    --------    --------    --------
Net income (loss) ..............................      8,616        (911)     13,384      (5,030)
Preferred stock dividends ......................       (682)       (473)     (1,365)       (473)
                                                   --------    --------    --------    --------
Net income (loss) attributable to common stock .   $  7,934    $ (1,384)   $ 12,019    $ (5,503)
                                                   ========    ========    ========    ========
Net income (loss) per share:
    Basic......................................    $   0.31    $  (0.06)   $   0.47    $  (0.23)
                                                   ========    ========    ========    ========
    Diluted...................................     $   0.25                $   0.40
                                                   ========                ========
Weighted average shares outstanding:
    Basic......................................      25,459      24,391      25,417      24,371
                                                   ========    ========    ========    ========
    Diluted....................................      33,967                  33,636
                                                   ========                ========





        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        For the Six Months June 30, 2000

                                   (Unaudited)

                                                                               Deferred
                                                       Additional   Retained  Compensation-
                                  Preferred   Common    Paid-In     Earning    Restricted
                                    Stock     Stock     Capital    (Deficit)  Stock Grants  Total
                                  --------   --------   --------   --------   ------------ --------
                                                              (In thousands)
Balance at December 31, 1999 ..   $ 30,000   $ 12,688   $114,855   $(19,603)   $   (766)   $137,174
  Restricted stock grants .....       --         --         --         --           112         112
  Value of stock options issued
     for exploration prospects        --         --          997       --          --           997
  Exercise of stock options ...       --          111        490       --          --           601
  Net income attributable to
     common stock .............       --         --         --       12,019        --        12,019
                                  --------   --------   --------   --------    --------    --------
Balance at June 30, 2000 ......   $ 30,000   $ 12,799   $116,342   $ (7,584)   $   (654)   $150,903
                                  ========   ========   ========   ========    ========    ========
























        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Six Months
                                                              Ended June 30,
                                                           2000         1999
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................   $  13,384    $  (5,030)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Compensation paid in common stock ................         112            3
    Exploration ......................................         787          664
    Depreciation, depletion and amortization .........      22,166       24,763
    Deferred income taxes ............................       7,208       (1,778)
    Gain on sale of properties .......................        --           (130)
                                                         ---------    ---------
      Working capital provided by operations .........      43,657       18,492
  Decrease (increase) in accounts receivable .........      (6,147)       2,032
  Increase in other current assets ...................        (725)      (1,448)
  Decrease in accounts payable and
    accrued expenses .................................      (3,118)     (16,142)
                                                         ---------    ---------
      Net cash provided by operating activities ......      33,667        2,934
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties ..................          13          768
  Capital expenditures and acquisitions ..............     (45,471)     (10,212)
                                                         ---------    ---------
      Net cash used for operating activities .........     (45,458)      (9,444)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings .........................................      14,408       10,361
  Proceeds from senior notes issuance ................        --        149,221
  Debt issuance costs ................................        --         (5,448)
  Principal payments on debt .........................      (8,208)    (178,155)
  Proceeds from preferred stock issuance .............        --         30,000
  Preferred stock dividends paid .....................      (1,365)        --
  Proceeds from common stock issuance ................         601          150
  Stock issuance costs ...............................        --           (691)
                                                         ---------    ---------
  Net cash provided by financing activities ..........       5,436        5,438
                                                         ---------    ---------
      Net decrease in cash and cash equivalents ......      (6,355)      (1,072)
      Cash and cash equivalents, beginning of period .       7,648        5,176
                                                         ---------    ---------
      Cash and cash equivalents, end of period .......   $   1,293    $   4,104
                                                         =========    =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of June 30, 2000 and the related results of operations for the three months and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999.

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

     The results of operations for the six months ended June 30, 2000 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                              For the Six Months
                                                                Ended June 30,
                                                                2000       1999
                                                              -------    -------
                                                                  (In thousands)
Cash Payments -
   Interest payments .....................................    $12,491    $ 8,465
   Income tax payments ...................................       --         --

Noncash Investing and Financing Activities -
   Common stock issued for preferred stock dividends .....    $  --      $   473
   Value of vested stock options
        under exploration joint venture ..................        997        498

     Income Taxes-

     Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the six months ended June 30, 2000 and 1999 were determined as follows:

                                               For the Three Months Ended June 30,
                                 ----------------------------------------------------------
                                             2000                          1999
                                 ----------------------------  ----------------------------
                                  Income               Per      Income                Per
                                  (Loss)    Shares    Share     (Loss)     Shares    Share
                                 -------   --------  --------  --------   -------- --------
                                            (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income (Loss) ................. $ 8,616     25,459            $  (911)   24,391
 Less Preferred Stock
    Dividends ..................    (682)      --                 (473)     --
                                 -------    -------            -------   -------
 Net Income (Loss) Available
    to Common Stockholders .....   7,934     25,459   $  0.31  $(1,384)   24,391   $ (0.06)
                                                      =======  =======   =======   =======
Diluted Earning Per Share:
 Effect of Dilutive Securities:
    Stock Options ..............    --        1,008
    Convertible Preferred Stock      682      7,500
                                 -------    -------
 Net Income Available to
    Common Stockholders and
      Assumed Conversions ...... $ 8,616     33,967    $  0.25
                                 =======    =======    =======

                                               For the Six Months Ended June 30,
                                 ----------------------------------------------------------
                                             2000                          1999
                                 ----------------------------  ----------------------------
                                  Income               Per      Income                Per
                                  (Loss)    Shares    Share     (Loss)     Shares    Share
                                 -------   --------  --------  --------   -------- --------
                                           (Amounts in thousands except for per share data)
Basic Earnings Per Share:
 Income (Loss).................. $13,384     25,417            $(5,030)   24,371
 Less Preferred Stock
    Dividends..................   (1,365)      --                 (473)     --
                                 -------    -------            -------   -------
 Net Income (Loss) Available
    to Common Stockholders......  12,019     25,417   $  0.47  $(5,503)   24,371  $ (0.23)
                                                      =======  =======   =======  =======
Diluted Earning Per Share:
 Effect of Dilutive Securities:
    Stock Options...............    --          719
    Convertible Preferred Stock.   1,365      7,500
                                 -------    -------
 Net Income Available to
    Common Stockholders and
      Assumed Conversions......  $13,384     33,636   $  0.40
                                 =======    =======   =======

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (continued)

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

(2)  LONG-TERM DEBT -

     As of June 30, 2000 long-term debt is comprised of the following:

                                    (In thousands)

                  Revolving Bank Credit Facility   $ 110,000
                  11 1/4% Senior Notes due 2007      150,000
                  Other ........................         331
                                                   ---------
                                                     260,331
                  Less current portion .........        (331)
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

     The Company has $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes") outstanding as of June 30, 2000. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. ( a Nevada corporation) as of June 30, 2000, and the related consolidated statements of income for the three month and six month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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



August 8, 2000
    Dallas, Texas

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                      Three Months Ended      Six Months Ended
                                            June 30,             June 30,
                                         2000      1999        2000      1999
                                       -------   -------     -------   --------
Net Production Data:
  Oil (Mbbls)..........................    443       564         937      1,250
  Natural gas (Mmcf)...................  6,869     5,644      13,679     11,680
  Natural gas equivalent (Mmcfe).......  9,527     9,026      19,300     19,180
Average Sales Price:
  Oil (per Bbl)........................ $28.55    $16.23      $28.79     $13.86
  Natural gas (per Mcf)................   3.77      2.06        3.27       1.97
  Average equivalent price (per Mcfe)..   4.05      2.30        3.71       2.11
Expenses ($ per Mcfe):
  Oil and gas operating(1)............. $ 0.76    $ 0.65      $ 0.76     $ 0.62
  General and administrative...........   0.07      0.05        0.06       0.05
  Depreciation, depletion and
      amortization(2)..................   1.06      1.23        1.11       1.27
Cash Margin ($ per Mcfe)(3)............ $ 3.22    $ 1.60      $ 2.89     $ 1.44
---------
(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3) Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     The Company's oil and gas sales increased $17.8 million (86%) in the second quarter of 2000 to $38.6 million, the highest level in the Company's history, from $20.8 million in 1999's second quarter. The substantial growth in sales is due to a significant increases to the Company's realized oil and gas prices combined with a 6% increase in oil and gas production. The Company's average second quarter oil price increased by 76% and its average second quarter gas price increased by 83% in 2000. For the first half of 2000, oil and gas sales increased $31.3 million (77%) to $71.6 million from $40.4 million for the six months ended June 30, 1999. The increase is attributable to 108% higher realized oil prices and 66% higher realized natural gas prices in 2000 as compared to 1999. The Company had hedged a significant amount of its 1999 natural gas production. Without the impact of the hedge, the Company would have realized $2.28 and $2.00 per Mcf for its natural gas production for the three months and six months ended June 30, 1999, respectively.

     Other income decreased from $1.8 million from the second quarter of 1999 to $65,000 in the second quarter of 2000. Other income for the six months ended June 30, 2000 also decreased from $1.8 million in 1999 to $137,000. Included in other income in the second quarter of 1999 was a $1.7 million insurance recovery received by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $1.3 million (22%) to $7.2 million in the second quarter of 2000 from $5.9 million in the second quarter of 1999. Oil and gas operating expenses per equivalent Mcf produced increased $0.11 to $0.76 in the second quarter of 2000 from $0.65 in the second quarter of 1999 as a result of higher production taxes relating to the higher oil and gas prices combined with an increase to the fixed operating costs of the Company's offshore properties.

     Oil and gas operating costs for the six months ended June 30, 2000 increased $2.8 million (24%) to $14.6 million from $11.8 million for the six months ended June 30, 1999 due to the higher production taxes and higher fixed operating costs from the Company's offshore properties. Oil and gas operating expenses per equivalent Mcf produced increased $0.14 to $0.76 for six months ended June 30, 2000 from $0.62 for the same period in 1999.

     Exploration expense for the three months and six months ended June 30, 2000 was $787,000 which relates to the write off of a dry hole drilled during the second quarter of 2000.

     Depreciation, depletion and amortization ("DD&A") decreased $0.9 million (8%) to $10.5 million in the second quarter of 2000 from $11.3 million in the second quarter of 1999 due to a reduction to the Company' average amoritization rate. DD&A per equivalent Mcf produced decreased by $0.17 to $1.06 for the three months ended June 30, 2000 from $1.23 for the quarter ended June 30, 1999 as a result of the Company's higher cost Gulf of Mexico properties comprising a lower percentage of the Company's total production in the second quarter of 2000. For the six months ended June 30, 2000, DD&A decreased $2.6 million (10%) to $22.2 million from $24.8 million for the six months ended June 30, 1999. The decrease is also due to the lower average amortization rate. DD&A per equivalent Mcf decreased by $0.16 to $1.11 for the six months ended June 30, 2000 from $1.27 for the six months ended June 30, 1999.

     General and administrative expenses, which are reported net of overhead reimbursements, of $700,000 for the second quarter of 2000 were 47% higher than general and administrative expenses of $476,000 for the second quarter of 1999 due primarily to an increase in the Company's personnel costs in 2000. For the first six months of 2000, general and administrative expenses increased to $1.2 million from $910,000 for the six months ended June 30, 1999.

     Interest expense increased $336,000 (6%) to $6.2 million for the second quarter of 2000 from $5.9 million in the second quarter of 1999. Interest expense for the six months ended June 30, 2000 increased $1.5 million (13%) to $12.4 million from $11.0 million in the six months ended June 30, 1999. The increase is related to a higher average interest rate on the Company's debt. The interest rate on the Company's senior notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 of 11.25% is higher than the rate charged under the bank credit facility prior to April 29th. The weighted average annual interest rate for the Company's remaining debt under the bank credit facility decreased to 6.7% for the second quarter of 2000 as compared to 7.4% for the same period in 1999. For the six months ended June 30, 2000, the average interest rate under the bank credit facility decreased to 6.6% from 7.3% for the same period in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

     The Company reported net income of $7.9 million after preferred stock dividends of $682,000 for the three months ended June 30, 2000, as compared to a net loss of $1.4 million after preferred stock dividends of $473,000 for the three months ended June 30, 1999. Net income per share for the second quarter was $0.25 on weighted average diluted shares outstanding of 34.0 million as compared to net loss per share of $0.06 for the second quarter of 1999 on basic weighted average shares outstanding of 24.4 million.

     Net income for the six months ended June 30, 2000 was $12.0 million after preferred stock dividends of $1.4 million, as compared to a net loss of $5.5 million after preferred stock dividends of $473,000 for the six months ended June 30, 1999. Net income per share of the six months ended June 30, 2000 was $0.40 on diluted weighted average shares outstanding of 33.6 million as compared to a net loss per share of $0.23 for the six months ended June 30, 1999 on basic weighted average shares outstanding of 24.4 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first six months of 2000, the Company's net cash flow provided by operating activities totaled $43.7 million, before changes to other working capital accounts. In addition to operating cash flow, the Company borrowed $14.0 million under its revolving bank credit facility. The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first six months of 2000, the Company incurred capital expenditures of $45.5 million primarily for its acquisition, development and exploration activities and repaid $8.0 million owed under its bank credit facility.

     The following table summarizes the Company's capital expenditure activity for the six months ended June 30, 2000 and 1999:

                                                Six Months Ended
                                                    June 30,
                                                  2000      1999
                                                -------   -------
                                                 (In thousands)
               Acquisitions .................   $ 9,454   $  --
               Other leasehold costs ........     3,977     2,172
               Development drilling .........    17,036       611
               Exploratory drilling .........     8,590     4,413
               Offshore production facilities       480     1,564
               Workovers and recompletions ..     5,811     1,251
               Other ........................       123       201
                                                -------   -------
                                                $45,471   $10,212
                                                =======   =======

     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the six months ended June 30, 2000 and 1999, the Company spent $35.9 million and $10.0 million, respectively, on development and exploration activities. The Company has substantially increased its drilling activity in 2000 from 1999 and expects to spend an additional $35.0 million on development and exploration projects in the last half of 2000. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

     The Company spent $9.5 million on acquisition activities in the first half of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the bank credit facility is $190.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company's average rate under the bank credit facility as of June 30, 2000 was 6.7%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

Oil and Natural Gas Prices

     The Company's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production in the first six months of 2000, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $900,000 and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $1.2 million.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first six months of 2000 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

     The Company's outstanding long-term debt under its bank credit facility of $110.0 million at June 30, 2000 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a substantial portion of its floating rate debt. As of June 30, 2000, the Company has interest rate swaps with a notional amount of $100.0 million which fixed the LIBOR rate at an average rate of 5.0% through September 2000. As a result of the interest rate swaps in place, the Company realized a gain of $586,000 for the six months ended June 30, 2000. The fair value of the Company's open interest rate swap contracts as of June 30, 2000 was an asset of $415,000.

PART II - OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 16, 2000.

     (b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as director as listed in the proxy statement and such nominees were elected.

     (c) Out of a total 32,872,385 shares of the Company's common stock and preferred stock outstanding and entitled to vote, 31,444,035 shares were present at the meeting in person or by proxy, representing approximately 96%. Matters voted upon at the meeting were as follows:

          (i) The election of two Class C Directors to serve on the Company's board of directors until the 2004 annual meeting of stockholders. The vote tabulation with respect to each nominee was as follows:

                    Nominee                  For                  Against
                    -------                  ---                  -------

               Roland O. Burns            31,130,649              313,386
               Richard S. Hickok          31,130,649              313,386

               Other Directors of the Company whose term of office as a Director continued after the meeting are as follows:

               Class A Directors                     Class B Directors
               -----------------                     -----------------

               Franklin B. Leonard                    M. Jay Allison
               Cecil E. Martin, Jr.                   David W. Sledge

          (ii) The appointment of Arthur Andersen LLP as the Company's certified public accountants for 2000 was approved by a vote of 31,380,297 shares for, 32,792 shares against and 30,946 shares abstaining.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.4*# Employment Agreement dated May 16, 2000 by and between the Company and M. Jay Allison.

     10.5*# Employment Agreement dated May 16, 2000 by and between the Company and Roland O. Burns.

     27*    Financial Data Schedule  for the Six  Months  ended  June 30,  2000.
-------------
     # Compensatory plan document.
     * Filed herewith.

b.   Reports on Form 8-K

     There were no current reports on Form 8-K filed during the second quarter of 2000 and to the date of this filing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COMSTOCK RESOURCES, INC.

Date August 9, 2000           /s/M. JAY ALLISON
     --------------           -----------------
                              M. Jay Allison, Chairman,  President and
                              Chief   Executive   Officer   (Principal
                              Executive Officer)


Date August 9, 2000           /s/ROLAND O. BURNS
     --------------           ------------------
                              Roland O. Burns,  Senior Vice President,
                              Chief Financial Officer,  Secretary, and
                              Treasurer   (Principal   Financial   and
                              Accounting Officer)