Form 10-Q
period 2000-09-30
COMSTOCK RESOURCES INC
filed 2000-11-09
CIK 23194

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    X                 THE SECURITIES EXCHANGE ACT OF 1934
----------
                    For The Quarter Ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
------------

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

                          Telephone No.: (972) 668-8800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. Yes  X    No
                                            ------     -------

     The number of shares outstanding of the registrant's common stock, par value $.50, as of November 9, 2000 was 28,765,614.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                    For the Quarter Ended September 30, 2000

                                      INDEX






PART I.  Financial Information                                              Page

  Item 1. Financial Statements:

   Consolidated Balance Sheets -
        September 30, 2000 and December 31, 1999...............................4
   Consolidated Statements of Operations -
        Three Months and Nine Months ended September 30, 2000 and 1999.........5
   Consolidated Statement of Stockholders' Equity -
        Nine Months ended September 30, 2000...................................6
   Consolidated Statements of Cash Flows -
        Nine Months ended September 30, 2000 and 1999..........................7
   Notes to Consolidated Financial Statements..................................8
   Report of Independent Public Accountants...................................12

  Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................13

  Item 3. Quantitative and Qualitative Disclosure About Market Risks..........16

PART II. Other Information

  Item 6. Exhibits and Reports on Form 8-K....................................18

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS





                                     ASSETS

                                                               September 30,  December 31,
                                                                   2000         1999
                                                                 ---------    ---------
                                                                (Unaudited)
                                                                      (In thousands)
                                                                 ---------    ---------
Cash and Cash Equivalents .....................................  $   2,637    $   7,648
Accounts Receivable:
    Oil and gas sales .........................................     29,915       18,200
    Joint interest operations .................................      3,835        5,415
Other Current Assets ..........................................      2,395          909
                                                                 ---------    ---------
            Total current assets ..............................     38,782       32,172
Property and Equipment:
    Unevaluated oil and gas properties ........................      7,660        2,231
    Oil and gas properties, successful efforts method .........    639,943      581,247
    Other .....................................................      2,244        2,163
    Accumulated depreciation, depletion and amortization ......   (221,382)    (189,779)
                                                                 ---------    ---------
            Net property and equipment ........................    428,465      395,862
Other Assets ..................................................      6,129        6,939
                                                                 ---------    ---------
                                                                 $ 473,376    $ 434,973
                                                                 =========    =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Portion of Long-Term Debt .............................  $     216    $     131
Accounts Payable and Accrued Expenses .........................     47,266       35,587
                                                                 ---------    ---------
            Total current liabilities .........................     47,482       35,718
Long-Term Debt, less current portion ..........................    240,000      254,000
Deferred Taxes Payable ........................................     14,372          261
Reserve for Future Abandonment Costs ..........................      7,820        7,820
Stockholders' Equity:
    Preferred stock -- $10.00 par,5,000,000 shares authorized,
      2,007,310 and 3,000,000 shares outstanding at
      September 30, 2000 and December 31, 1999, respectively ..     20,073       30,000
    Common stock--$0.50 par, 50,000,000 shares authorized,
      28,132,923 and 25,375,197 shares outstanding at
      September 30, 2000 and December 31, 1999, respectively ..     14,066       12,688
    Additional paid-in capital ................................    125,610      114,855
    Retained earnings (deficit) ...............................      4,551      (19,603)
    Deferred compensation-restricted stock grants .............       (598)        (766)
                                                                 ---------    ---------
            Total stockholders' equity ........................    163,702      137,174
                                                                 ---------    ---------
                                                                 $ 473,376    $ 434,973
                                                                 =========    =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months                Nine Months
                                                   Ended September 30,        Ended September 30,
                                                   2000         1999          2000          1999
                                                 ---------    ---------    ---------    ---------
                                                        (In thousands, except per share data)
Revenues:
     Oil and gas sales .......................   $  44,883    $  22,922    $ 116,523    $  63,309
     Other income ............................         104           52          241        1,845
     Gain on sale of properties ..............        --           --           --            130
                                                 ---------    ---------    ---------    ---------
              Total revenues .................      44,987       22,974      116,764       65,284
                                                 ---------    ---------    ---------    ---------
Expenses:
     Oil and gas operating ...................       7,049        6,028       21,653       17,829
     Exploration .............................       1,041          920        1,828        1,584
     Depreciation, depletion and amortization.      10,342       10,016       32,508       34,779
     General and administrative, net .........         824          408        2,019        1,318
     Interest ................................       6,007        6,252       18,440       17,232
                                                 ---------    ---------    ---------    ---------
              Total expenses .................      25,263       23,624       76,448       72,742
                                                 ---------    ---------    ---------    ---------
Income (loss) before income taxes ............      19,724         (650)      40,316       (7,458)
Income tax benefit (expense) .................      (6,903)        --        (14,111)       1,778
                                                 ---------    ---------    ---------    ---------
Net income (loss) ............................      12,821         (650)      26,205       (5,680)
Preferred stock dividends ....................        (686)        (689)      (2,051)      (1,162)
                                                 ---------    ---------    ---------    ---------
Net income (loss) attributable
         to common stock......................   $  12,135    $  (1,339)   $  24,154    $  (6,842)
                                                 =========    =========    =========    =========
Net income (loss) per share:
     Basic....................................   $    0.47    $   (0.05)   $    0.95    $   (0.28)
                                                 =========    =========    =========    =========
     Diluted..................................   $    0.37                 $    0.77
                                                 =========                 =========
Weighted average shares outstanding:
     Basic....................................      25,687       24,822       25,508       24,523
                                                 =========    =========    =========    =========
     Diluted..................................      34,505                    33,966
                                                 =========                 =========










        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Nine Months September 30, 2000
                                   (Unaudited)



                                                                                Deferred
                                                       Additional   Retained   Compensation-
                                 Preferred    Common     Paid-In    Earnings    Restricted
                                   Stock       Stock     Capital    (Deficit)  Stock Grants  Total
                                  --------    --------   --------   --------    ---------   --------
                                                           (In thousands)
Balance at December 31, 1999 .... $ 30,000    $ 12,688   $114,855   $(19,603)   $   (766)   $137,174
  Conversion of preferred stock..   (9,927)      1,241      8,686       --          --          --
  Restricted stock grants .......     --          --         --         --           168         168
  Value of stock options issued
     for exploration prospects        --          --        1,495       --          --         1,495
  Exercise of stock options .....     --           137        574       --          --           711
  Net income attributable to
     common stock ...............     --          --         --       24,154        --        24,154
                                  --------    --------   --------   --------    --------    --------
Balance at September 30, 2000.... $ 20,073    $ 14,066   $125,610   $  4,551    $   (598)   $163,702
                                  ========    ========   ========   ========    ========    ========

























        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                           Nine Months
                                                                       Ended September 30,
                                                                        2000         1999
                                                                     ---------    ---------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .............................................   $  26,205    $  (5,680)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Compensation paid in common stock ...........................         168           60
     Exploration .................................................       1,828        1,584
     Depreciation, depletion and amortization ....................      32,508       34,779
     Deferred income taxes .......................................      14,111       (1,778)
     Gain on sale of properties ..................................        --           (130)
                                                                     ---------    ---------
         Working capital provided by operations ..................      74,820       28,835
   Increase in accounts receivable ...............................     (10,135)      (1,379)
   Increase in other current assets ..............................      (1,486)      (1,144)
   Increase (decrease) in accounts payable
        and accrued expenses .....................................      11,679       (8,829)
                                                                     ---------    ---------
         Net cash provided by operating activities ...............      74,878       17,483
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties .............................          13          778
   Capital expenditures and acquisitions .........................     (64,647)     (16,619)
                                                                     ---------    ---------
         Net cash used for operating activities ..................     (64,634)     (15,841)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ....................................................      14,408       10,378
   Proceeds from senior notes issuance ...........................        --        149,221
   Debt issuance costs ...........................................        --         (5,661)
   Principal payments on debt ....................................     (28,323)    (184,253)
   Proceeds from preferred stock issuance ........................        --         30,000
   Preferred stock dividends paid ................................      (2,051)        --
   Proceeds from common stock issuance ...........................         711          296
   Stock issuance costs ..........................................        --           (711)
                                                                     ---------    ---------
         Net cash used for financing activities ..................     (15,255)        (730)
                                                                     ---------    ---------
            Net increase (decrease) in cash and cash equivalents..      (5,011)         912
            Cash and cash equivalents, beginning of period .......       7,648        5,176
                                                                     ---------    ---------
            Cash and cash equivalents, end of period..............   $   2,637    $   6,088
                                                                     =========    =========



        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the related results of operations for the three months and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999.

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

     The results of operations for the nine months ended September 30, 2000 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                        For the Nine Months
                                                        Ended September 30,
                                                          2000      1999
                                                        --------  --------
                                                          (In thousands)
Cash Payments -
   Interest payments .................................  $14,242   $10,523
   Income tax payments ...............................     --        --

Noncash Investing and Financing Activities -
   Common stock issued for preferred stock dividends..  $  --     $ 1,162
   Value of vested stock options
          under exploration joint venture ............    1,495       498


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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     Earnings Per Share -

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the nine months ended September 30, 2000 and 1999 were determined as follows:


                                                  For the Three Months Ended September 30,
                                   --------------------------------------------------------------------
                                                 2000                                 1999
                                   -------------------------------     --------------------------------
                                    Income                  Per         Income                   Per
                                    (Loss)      Shares     Share        (Loss)      Shares      Share
                                   --------    --------  ---------     --------    --------    -------
                                           (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income (Loss) .................   $ 12,821      25,687                $   (650)     24,822
 Less Preferred Stock
     Dividends .................       (686)       --                      (689)      --
                                   --------    --------                --------    --------
 Net Income (Loss) Available
     to Common Stockholders ....     12,135      25,687   $   0.47     $ (1,339)     24,822    $   (.05)
                                                          ========     ========    ========    ========
Diluted Earnings Per Share:
 Effect of Dilutive Securities:
     Stock Options .............       --         1,386
     Convertible Preferred Stock        686       7,432
                                   --------    --------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions .....   $ 12,821      34,505   $   0.37
                                   ========    ========   ========


                                                  For the Nine Months Ended September 30,
                                   --------------------------------------------------------------------
                                                 2000                                 1999
                                   -------------------------------     --------------------------------
                                    Income                  Per         Income                   Per
                                    (Loss)      Shares     Share        (Loss)      Shares      Share
                                   --------    --------  ---------     --------    --------    -------
                                           (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income (Loss) .................   $ 26,205      25,508                $ (5,680)     24,523
 Less Preferred Stock
     Dividends .................     (2,051)       --                    (1,162)      --
                                   --------    --------                --------    --------
 Net Income (Loss) Available
     to Common Stockholders ....     24,154      25,508   $   0.95     $ (6,842)     24,523    $  (0.28)
                                                          ========     ========    ========    ========

Diluted Earnings Per Share:
 Effect of Dilutive Securities:
     Stock Options .............       --           981
     Convertible Preferred Stock      2,051       7,477
                                   --------    --------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions .....   $ 26,205      33,966   $   0.77
                                   ========    ========   ========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


     New Accounting Standard

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which has been amended by SFAS 137 and SFAS 138. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     The Company periodically uses derivatives to hedge floating interest rate and oil and gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS 133 could have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS 133 should have no significant impact on reported earnings, but could materially affect comprehensive income. The Company will adopt SFAS 133 on January 1, 2001.

(2)  LONG-TERM DEBT -

     As of September 30, 2000 long-term debt is comprised of the following:

                                            (In thousands)
             Revolving Bank Credit Facility   $  90,000
             11 1/4% Senior Notes due 2007      150,000
             Other ........................         216
                                              ---------
                                                240,216
             Less current portion .........        (216)
                                              ---------
                                              $ 240,000
                                              =========

     The Company's bank credit facility consists of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Advances under the bank credit facility cannot exceed the borrowing base. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0%, or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The Company's bank credit facility is secured by the Company's oil and gas properties.

     The Company has $150.0 million in aggregate principal amount of 11 1/4% Senior Notes due in 2007 (the "Notes") outstanding as of September 30, 2000. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company's principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


(3)  PREFERRED STOCK -

     On September 28, 2000 and September 30, 2000, holders of 992,690 shares of the Company's convertible preferred stock with a $10 par value converted their shares into 2,481,725 shares of common stock. The preferred stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company's common stock, at the election of the Company. Based on the conversion price of $4.00 per share of common stock, each share of preferred stock was converted into 2.5 shares of common stock. As a result of these conversions, $9.9 million of preferred stockholders' equity was transferred to common stockholders' equity as of September 30, 2000.

     On October 25, 2000, an additional 250,000 shares of the Company's convertible preferred stock were converted by the holder into 625,000 shares of common stock. Subsequent to September 30, 2000, an additional $2.5 million in preferred stockholders' equity was transferred to common stockholders' equity. The conversions resulted in the retirement of 41% of the Company's convertible preferred stock which reduces the Company's annual preferred stock dividend requirement by $1.1 million.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. ( a Nevada corporation) as of September 30, 2000, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the company's management.

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



November 6, 2000
    Dallas, Texas

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following table reflects certain summary operating data for the periods presented:


                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                      2000            1999            2000            1999
                                                  ------------    ------------    ------------    ------------
Net Production Data:
  Oil (Mbbls)..................................        449             439           1,386           1,689
  Natural gas (Mmcf)...........................      6,560           6,032          20,239          17,712
  Natural gas equivalent (Mmcfe)...............      9,254           8,668          28,554          27,848
Average Sales Price:
  Oil (per Bbl)................................    $ 31.37         $ 20.82         $ 29.63         $ 15.67
  Natural gas (per Mcf)........................       4.69            2.28            3.73            2.08
  Average equivalent price (per Mcfe)..........       4.85            2.64            4.08            2.27
Expenses ($ per Mcfe):
  Oil and gas operating(1).....................    $  0.76         $  0.70         $  0.76         $  0.64
  General and administrative...................       0.09            0.05            0.07            0.05
  Depreciation, depletion and amortization(2)..       1.08            1.09            1.10            1.22
Cash Margin ($ per Mcfe)(3)....................    $  4.00         $  1.90         $  3.25         $  1.59
---------

(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3) Represents average equivalent price per Mcfe less oil an gas operating expenses per Mcfe and general and administrative expenses per Mcfe.


     Revenues -

     The Company's oil and gas sales increased $22.0 million in the third quarter of 2000 to $44.9 million, the highest level in the Company's history, an increase of 96% from $22.9 million in 1999's third quarter. The substantial growth in sales is due to a significant increase to the Company's realized oil and gas prices combined with a 7% increase in oil and gas production. The Company's average third quarter oil price increased by 51% and its average third quarter gas price increased by 106% in 2000. For the first nine months of 2000, oil and gas sales increased $53.2 million (84%) to $116.5 million from $63.3 million for the nine months ended September 30, 1999. The increase is attributable to a 3% increase in oil and gas production combined with 89% higher realized oil prices and 79% higher realized natural gas prices in 2000 as compared to 1999. The Company had hedged a significant amount of its 1999 natural gas production. The Company has had no price hedges in place in 2000. Without the impact of the hedge, the Company would have realized $2.78 and $2.31 per Mcf for its natural gas production for the three months and nine months ended September 30, 1999, respectively.

     Other income increased from $52,000 from the third quarter of 1999 to $104,000 in the third quarter of 2000 due to an increase in interest income from short-term investments. Other income for the nine months ended September 30, 2000 decreased from $1.8 million in 1999 to $241,000. Included in other income in the second quarter of 1999 was a $1.7 million insurance recovery received by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, increased $1.0 million (17%) to $7.0 million in the third quarter of 2000 from $6.0 million in the third quarter of 1999. Oil and gas operating expenses per equivalent Mcf produced increased $0.06 to $0.76 in the third quarter of 2000 from $0.70 in the third quarter of 1999 primarily as a result of higher production taxes relating to the higher oil and gas prices.

     Oil and gas operating costs for the nine months ended September 30, 2000 increased $3.8 million (21%) to $21.7 million from $17.8 million for the nine months ended September 30, 1999 due to the higher production taxes and higher fixed operating costs from the Company's offshore properties. Oil and gas operating expenses per equivalent Mcf produced increased $0.12 to $0.76 for nine months ended September 30, 2000 from $0.64 for the same period in 1999.

     Exploration expense for the nine months ended September 30, 2000 was $1.8 million which relates to write offs of two dry holes drilled during the first nine months of 2000.

     Depreciation, depletion and amortization ("DD&A") increased $326,000 (3%) to $10.3 million in the third quarter of 2000 from $10.0 million in the third quarter of 1999 due to the 7% increase in production which was partially offset by a reduction to the Company' average amortization rate. DD&A per equivalent Mcf produced decreased by $0.01 to $1.08 for the three months ended September 30, 2000 from $1.09 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, DD&A decreased $2.3 million (7%) to $32.5 million from $34.8 million for the nine months ended September 30, 1999. The decrease is due to a lower average amortization rate. DD&A per equivalent Mcf decreased by $0.12 to $1.10 for the nine months ended September 30, 2000 from $1.22 for the nine months ended September 30, 1999. The decrease is as a result of the Company's higher cost Gulf of Mexico properties comprising a lower percentage of the Company's total production in 2000.

     General and administrative expenses, which are reported net of overhead reimbursements, of $824,000 for the third quarter of 2000 were102% higher than general and administrative expenses of $408,000 for the third quarter of 1999 due primarily to an increase in the Company's personnel costs in 2000. For the first nine months of 2000, general and administrative expenses increased to $2.0 million from $1.3 million for the nine months ended September 30, 1999.

     Interest expense decreased $245,000 (4%) to $6.0 million for the third quarter of 2000 from $6.3 million in the third quarter of 1999 due to a decrease in the Company's average interest rate on its bank credit facility. The weighted average annual interest rate under the bank credit facility decreased to 6.6% for the third quarter of 2000 as compared to 7.3% for the same period in 1999. Interest expense for the nine months ended September 30, 2000 increased $1.2 million (7%) to $18.4 million from $17.2 million in the nine months ended September 30, 1999. The increase is related to a higher average interest rate on the Company's total debt. The interest rate on the Company's senior notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 of 11.25% was higher than the rate charged under the bank credit facility prior to April 29th. The higher rate on the bonds was partially offset by a lower rate on the Company's remaining debt under the bank credit facility. For the nine months ended September 30, 2000, the average interest rate under the bank credit facility decreased to 6.6% from 7.3% for the same period in 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


     The Company reported net income of $12.1 million after preferred stock dividends of $686,000 for the three months ended September 30, 2000, as compared to a net loss of $1.3 million after preferred stock dividends of $689,000 for the three months ended September 30, 1999. Net income per share for the third quarter was $0.37 on weighted average diluted shares outstanding of 34.5 million as compared to net loss per share of $0.05 for the third quarter of 1999 on basic weighted average shares outstanding of 24.8 million.

     Net income for the nine months ended September 30, 2000 was $24.2 million after preferred stock dividends of $2.1 million, as compared to a net loss of $6.8 million after preferred stock dividends of $1.2 million for the nine months ended September 30, 1999. Net income per share of the nine months ended September 30, 2000 was $0.77 on diluted weighted average shares outstanding of
34.0 million as compared to a net loss per share of $0.28 for the nine months ended September 30, 1999 on basic weighted average shares outstanding of 24.5 million.

Liquidity and Capital Resources

     Funding for the Company's activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first nine months of 2000, the Company's net cash flow provided by operating activities totaled $74.9 million, before changes to other working capital accounts. In addition to operating cash flow, the Company borrowed $14.0 million under its revolving bank credit facility. The Company's primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first nine months of 2000, the Company incurred capital expenditures of $64.6 million primarily for its acquisition, development and exploration activities and repaid $28.0 million owed under its bank credit facility.

     The following table summarizes the Company's capital expenditure activity for the nine months ended September 30, 2000 and 1999:


                                                Nine Months Ended
                                                  September 30,
                                                  2000      1999
                                                -------   -------
                                                  (In thousands)
               Acquisitions ................... $ 9,625   $  --
               Other leasehold costs ..........   6,385     1,859
               Development drilling ...........  26,573     2,437
               Exploratory drilling ...........  12,735     5,809
               Offshore production facilities..   1,098     3,500
               Workovers and recompletions.....   8,055     2,419
               Other ..........................     176       595
                                                -------   -------
                                                $64,647   $16,619
                                                =======   =======


     The timing of most of the Company's capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the nine months ended September 30, 2000 and 1999, the Company spent $54.8 million and $16.0 million, respectively, on development and exploration activities. The Company has substantially

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


increased its drilling activity in 2000 from 1999 and expects to spend an additional $16.0 million on development and exploration projects in the last quarter of 2000. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

     The Company spent $9.6 million on acquisition activities in the first nine months of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions.

     The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company's assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks' estimates of the future net cash flows of the Company's oil and gas properties. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company's oil and gas properties and changes in oil and gas prices. The determination of the Company's borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the "corporate base rate" plus 0.25% to 1.0%. The Company's average rate under the bank credit facility as of September 30, 2000 was 7.9%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

Oil and Natural Gas Prices

     The Company's financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company's financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company's ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company's financial condition, results of operations and capital resources. Based on the Company's volume of oil and gas production in the first nine months of 2000, a $1.00 change in the price per barrel of oil would result in a change in the Company's cash flow for such period of approximately $1.5 million and a $0.10 change in the price per Mcf of natural gas would result in a change in the Company's cash flow of approximately $2.1 million.

     The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first nine months of 2000 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

     The Company's outstanding long-term debt under its bank credit facility of $90.0 million at September 30, 2000 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company's results of operations and cash flow. The Company had interest rate swap agreements in place through September 2000 to hedge the impact of interest rate changes on $100.0 million of its floating rate debt. As a result of the interest rate swaps in place, the Company realized a gain of $988,000 for the nine months ended September 30, 2000. As of September 30, 2000, the Company had no open interest rate swap agreements in place.

                           PART II - OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

          10.1*Amended and  Restated  Credit  Agreement  dated as of November 7,
               2000, between the Company, the Banks Party thereto and Bank One, NA, as Administrative Agent, Toronto Dominion (Texas), Inc., as Syndication Agent, Paribas, as Documentation Agent and Banc One Capital Markets, as Lead Arranger.

          27* Financial Data Schedule for the Nine Months ended September 30, 2000.
-------------
* Filed herewith.

b.   Reports on Form 8-K

     There were no current reports on Form 8-K filed during the third quarter of 2000 and to the date of this filing.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COMSTOCK RESOURCES, INC.


Date  November 9, 2000         /s/M. JAY ALLISON
      ----------------         -----------------
                               M. Jay Allison, Chairman, President and Chief
                               Executive Officer (Principal Executive Officer)

Date  November 9, 2000         /s/ROLAND O. BURNS
      ----------------         ------------------
                               Roland O. Burns, Senior Vice President,
                               Chief Financial Officer, Secretary, and Treasurer
                               (Principal Financial and Accounting Officer)