Form 10-K
period 2000-12-31
COMSTOCK RESOURCES INC
filed 2001-03-09
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                         (Mark One)

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
OR
[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16741

COMSTOCK RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-1667468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034
(Address of principal executive offices including zip code)

(972)  668-8800
(Registrant's telephone number and area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.50 Par Value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ].

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant ’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [   ]

         As of March 9, 2001, there were 29,139,469 shares of common stock outstanding.

         As of March 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $370,574,000.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the 2001 annual meeting of stockholders - Part III

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2000

CONTENTS

Part I
    Items 1. and 2. Business and Properties
    Item 3.    Legal Proceedings
    Item 4.    Submission of Matters to a Vote of Security Holders
Part II
    Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
    Item 6.    Selected Financial Data
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
    Item 8.    Financial Statements
    Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
    Item 10.    Directors and Executive Officers of the Registrant
    Item 11.    Executive Compensation
    Item 12.    Security Ownership of Certain Beneficial Owners and Management
    Item 13.    Certain Relationships and Related Transactions
Part IV
    Item 14.    Exhibits and Reports on Form 8-K

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this report, including without limitation, statements under “Business and Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding budgeted capital expenditures, increases in oil and natural gas production, the Company’s financial position, oil and natural gas reserve estimates, business strategy and other plans and objectives for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. Furthermore, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revision, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans for 2001 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel.

         “API” means American Petroleum Institute.

         “Bbl” means a barrel of 42 U.S. gallons of oil.

         “Bcf” means one billion cubic feet of natural gas.

         “Bcfe” means one billion cubic feet of natural gas equivalent.

         “Btu” means British thermal unit, which is the quantity of heat required to raise the temperature of one pound of water from 58.5 to 59.5 degrees Fahrenheit.

        “Cash Margin per Mcfe” means the equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

         “Completion” means the installation of permanent equipment for the production of oil or gas.

         “Condensate” means a hydrocarbon mixture that becomes liquid and separates from natural gas when the gas is produced and is similar to crude oil.

         “Development well” means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

        “Dry hole” means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         “Exploratory well” means a well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

         “Gross” when used with respect to acres or wells, production or reserves refers to the total acres or wells in which the Company or other specified person has a working interest.

        “MBbls” means one thousand barrels of oil.

        “MMBbls” means one million barrels of oil.

        “Mcf” means one thousand cubic feet of natural gas.

        “Mcfe” means thousand cubic feet of natural gas equivalent.

        “MMcf” means one million cubic feet of natural gas.

        “MMcfe” means one million cubic feet of natural gas equivalent.

        “Net” when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by the Company.

        “Net production” means production that is owned by the Company less royalties and production due others.

        “Oil” means crude oil or condensate.

        “Operator” means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

        “Present Value of Proved Reserves” means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to nonproperty related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

        “Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

        “Proved reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

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

(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii) Estimates of proved reserves do not include the following: (a) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (b) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (c) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (d) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such resources.

        “Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

         “Recompletion” means the completion for production of an existing well bore in another formation from which the well has been previously completed.

         “Reserve life” means the calculation derived by dividing year-end reserves by total production in that year.

         “Reserve replacement” means the calculation derived by dividing additions to reserves from acquisitions, extensions, discoveries and revisions of previous estimates in a year by total production in that year.

         “Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

        “3-D seismic” means an advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

         “Working interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner’s royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

        “Workover” means operations on a producing well to restore or increase production.

PART I

ITEMS 1. AND 2.    BUSINESS AND PROPERTIES

        Comstock Resources, Inc., together with its subsidiaries (the “Company” or “Comstock”), is an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties with an increasing focus on exploration. The Company’s oil and natural gas reserve base is entirely concentrated in the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions. The Company’s reserve base is 74% natural gas and 68% proved developed on a Bcfe basis as of December 31, 2000. The estimated proved oil and natural gas reserves are 402.5 Bcfe with an estimated Present Value of Proved Reserves of $1.8 billion as of December 31, 2000 and the Company operates 73% of the Present Value of Proved Reserves of its properties. For the year ended December 31, 2000, the Company’s total revenues and EBITDA were $169.7 million and $136.5 million, respectively.

        The Company's proved reserves at December 31, 2000 and its 2000 average daily production are summarized below:

                                Reserves at December 31, 2000           2000 Daily Production
                            ---------------------------------- ---------------------------------
                                                        % of                               % of
                               Oil     Gas     Total    Total    Oil      Gas      Total    Total
                              -----   -----    -----    -----   -----    -----     -----    -----
                             (MMBbls) (Bcf)    (Bcfe)          (MBbls/d)(Mmcfe/d) (MMcfe/d)
Gulf of Mexico ...........     13.1    63.5    142.1     35.3%    3.2     15.4      34.8     33.6%
Southeast Texas ..........      3.7   110.4    132.5     32.9     1.5     35.5      44.7     43.1
East Texas/North Louisiana      0.6   123.5    127.3     31.6     0.2     22.7      23.6     22.8
Other ....................      0.1     0.4      0.6      0.2     0.1      0.3       0.6      0.5
                              -----   -----    -----    -----   -----    -----     -----    -----
    Total ................     17.5   297.8    402.5    100.0%    5.0     73.9     103.7    100.0%
                              =====   =====    =====    =====   =====    =====     =====    =====

Company Strengths

        Quality Properties. Comstock’s operations are located in three geographically concentrated areas, the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions, which account for approximately 35%, 33% and 32% of its proved reserves, respectively. The Company has high price realizations relative to benchmark prices for natural gas and crude oil production. The Company also has favorable operating costs which gives it high cash margins. Finally, Comstock’s properties have an average reserve life of approximately 10.6 years and have extensive development and exploration potential.

        Successful Exploration and Development Program. In 2000, Comstock continued to focus on the exploitation and development of its properties through development drilling, recompletions and workovers with expenditures of $46.9 million. Overall, the Company drilled 37 development wells (19.7 net) with an 100% success rate. The Company also had a successful exploratory drilling program in 2000, spending a total of $19.2 million to drill 12 wells (4.8 net) with a 58% success rate. The Company also spent $5.3 million in acquiring new acreage and seismic data in 2000 to support its exploration program.

        Successful Acquisitions. The Company has historically grown through acquisitions. Since 1991, Comstock has added 502.4 Bcfe of proved oil and natural gas reserves from 25 acquisitions at an average cost of $0.85 per Mcfe. The Company’s application of strict economic and reserve risk criteria enables it to successfully evaluate and integrate acquisitions.

        Efficient Operator. Comstock operates 73% of its Present Value of Proved Reserves as of December 31, 2000. This allows the Company to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. Because the Company owns interests in a fewer number of wells with higher production rates per well as compared to many of its peers and has relatively low corporate overhead, its general and administrative expenses per unit of production are generally lower than those of its peers.

        High Price Realizations. The majority of the Company’s wells are located in areas which can access attractive natural gas and crude oil markets. In addition, the Company’s natural gas production has a relatively high Btu content (approximately 1,100 Btu) and its crude oil production has a favorable API gravity (approximately 40 degrees). Due to these factors, Comstock has relatively high price realizations compared to benchmark prices. In 2000 the Company’s average natural gas price was $4.26 per Mcf, which represented a $0.37 premium to the average 2000 NYMEX monthly settlement price. Also in 2000, the Company’s average crude oil price was $30.02 per barrel, which represented a $2.63 per barrel premium to the average monthly West Texas intermediate crude oil price for 2000 posted by Koch Industries, Inc.

        High Cash Margins. As a result of its quality properties, higher price realizations and efficient operations, Comstock has higher cash margins. Consequently, the Company’s oil and natural gas reserves have a higher value per Mcfe than reserves that generate lower cash margins.

Business Strategy

        Pursue Exploration Opportunities. Comstock conducts exploration activities to find additional reserves on its undeveloped acreage and in its core operating areas. In 2000, the Company spent approximately $19.2 million to drill 12 exploratory wells (4.8 net), of which seven (3.3 net) were successful, representing a success rate of 58%. The Company also spent $5.3 million in acquiring new acreage and seismic data in 2000 to support its exploration program. The Company has budgeted $45.0 million in 2001 for exploration activities which will be focused primarily in its Gulf of Mexico region.

        Exploit Existing Reserves. Comstock seeks to maximize the value of its properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. The Company utilizes advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2000, the Company spent approximately $35.0 million to drill 37 development wells (19.7 net), all of which were successful. In addition, the Company spent approximately $10.3 million for recompletion and workover activity during 2000 and $1.6 million for new production facilities. For 2001, the Company has budgeted $55.0 million for development drilling and for workover and recompletion activity.

        Maintain Low Cost Structure. The Company seeks to increase cash flow by carefully controlling operating costs and general and administrative expenses. Comstock’s average oil and gas operating costs per Mcfe were $0.79 in 2000. In addition, the Company has been able to grow its reserves and production substantially over the past five years with minimal increase to general and administrative expenses. As a result, general and administrative expenses per Mcfe have decreased from $0.11 in 1995 to $0.09 in 2000.

        Acquire High Quality Properties at Attractive Costs. Comstock has a successful track record of increasing its oil and natural gas reserves through opportunistic acquisitions. Since 1991, the Company has added 502.4 Bcfe of proved oil and natural gas reserves from 25 acquisitions at a total cost of $426.1 million, or $0.85 per Mcfe. The acquisitions were acquired at an average of 59% of their Present Value of Proved Reserves in the year the acquisitions were completed. The Company applies strict economic and reserve risk criteria in evaluating acquisitions. The Company targets properties in its core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

        Maintain Flexible Capital Expenditure Budget. The timing of most of the Company’s capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures according to market conditions. Comstock anticipates spending approximately $100.0 million on development and exploration projects in 2001. The Company intends to use operating cash flow to fund its drilling expenditures in 2001 and to utilize any excess cash flow to reduce amounts outstanding under its bank credit facility or to make oil and gas property acquisitions. Comstock may also make property acquisitions in 2001 that would require additional sources of funding, which may include borrowings under its bank credit facility or sales of equity or debt securities.

Primary Operating Areas

        The Company’s activities are concentrated in three primary operating areas: Gulf of Mexico, Southeast Texas and East Texas/North Louisiana. The following table summarizes the Company’s estimated proved oil and natural gas reserves by field as of December 31, 2000.

                                     Net Oil    Net Gas                  Present Value of
                                     (MBbls)     (MMcf)       MMcfe       Proved Reserves    Percentage
                                    --------   ----------   ----------   -----------------   ----------
                                                              (In thousands)
Gulf of Mexico
   South Timbalier/ South Pelto        2,002       31,452       43,462     $  267,315
   Ship Shoal .................        7,687       13,758       59,882        176,790
   Main Pass ..................        1,806        2,702       13,539         37,063
   West Cameron ...............         --          4,755        4,755         30,009
   East White Point ...........          827        3,611        8,570         14,587
   El Campo ...................          192        2,971        4,122         14,157
   Eugene Island ..............           17        1,777        1,879         13,863
   Mustang Island .............           46        1,718        1,996         11,246
   Other ......................          512          783        3,852          8,782
                                  ----------   ----------   ----------    -----------          ------
                                      13,089       63,527      142,057        573,812           32.4%
                                  ----------   ----------   ----------    -----------          ------
   Southeast Texas
   Double A Wells .............        3,557      100,912      122,257       579,878
   Sugar Creek ................           88        8,772        9,298        38,699
   Other ......................           54          712        1,036         4,527
                                  ----------   ----------   ----------    ----------           ------
                                       3,699      110,396      132,591       623,104            35.2%
                                  ----------   ----------   ----------    ----------           ------
   East Texas/ North Louisiana
   Beckville ..................          128       47,370       48,139       203,436
   Logansport .................           39       17,988       18,220        88,747
   Waskom .....................          196       13,776       14,955        59,728
   Blocker ....................           42       11,658       11,911        45,321
   Box Church .................            6        8,682        8,716        41,278
   Longwood ...................           44        5,659        5,921        31,467
   Lisbon .....................           52        4,068        4,377        26,051
   Hico-Knowles ...............           32        3,731        3,923        20,830
   Ada ........................            3        2,385        2,402        14,258
   Sugar Creek ................           49        2,226        2,519        11,296
   Other ......................           40        5,957        6,199        27,355
                                  ----------   ----------   ----------    ----------           ------
                                         631      123,500      127,282       569,767            32.2%
                                  ----------   ----------   ----------    ----------           ------
Other Areas ...................           32          412          612         2,166             0.1%
                                  ----------   ----------   ----------    ----------           ------
   Total ......................       17,451      297,835      402,542    $1,768,849           100.0%
                                  ==========   ==========   ==========    ==========           =====

Gulf of Mexico

        The Company’s largest operating region includes properties located offshore of Louisiana, in state and federal waters of the Gulf of Mexico and in fields along the Texas and Louisiana Gulf Coast. The Company owns interests in 108 producing wells (47.3 net) in eleven field areas, the largest of which are the South Timbalier/South Pelto area (South Timbalier Blocks 11, 16, 34, 50 and South Pelto Blocks 5 and 15), the Ship Shoal area (Ship Shoal Blocks 66, 67, 68, 69 and 99 and South Pelto Block 1) and the Main Pass area (Main Pass Blocks 21, 41, 43 and 58). The Company has 142.1 Bcfe of oil and natural gas reserves in the Gulf of Mexico region with a Present Value of Proved Reserves of $573.8 million as of December 31, 2000. The Company operates 29 of the wells (27.2 net) that it owns in this region. Production from the region averaged 15.4 MMcf of natural gas per day and 3.2 MBbls of oil per day during 2000. The Company spent $10.2 million in this region in 2000 drilling eight development wells (2.1 net) and $12.3 million drilling nine exploratory wells (3.1 net). Comstock also spent $3.8 million for acquiring leases and seismic data, $1.6 million to install production facilities and $6.2 million for recompletions and workovers in the Gulf of Mexico region in 2000. In 2001, the Company plans to spend $46.0 million for development and exploration activities in this region.

South Timbalier/South Pelto

        The Company owns working interests ranging from 25% to 33% in Louisiana state waters and in federal waters in the South Timbalier/South Pelto area located offshore of Terrebonne and Lafourche Parishes in water depths ranging from 20 to 60 feet. The Company has estimated proved net reserves totaling 43.5 Bcfe (11% of total proved reserves) in this area as of December 31, 2000 with a Present Value of Proved Reserves of $267.3 million. Oil and natural gas are produced from numerous sands of Pliocene to Upper Miocene age, at depths ranging from 2,000 to 12,000 feet. The Company acquired a 33% working interest in seven producing wells as well as production facilities in 1998 and has drilled nine successful wells in the area in 1999 and 2000. Exploration in the area entered a new phase in early 2000 as a result of continued analysis of 3-D seismic data covering this area. Deep gas prospects were identified, targeting the geopressured Miocene section to depths below 16,000 feet. Three of these prospects were drilled and resulted in successful discoveries in 2000. In 2001, the Company plans to spend approximately $21.0 million to drill 13 exploratory wells (3.9 net) at South Timbalier/South Pelto.

Ship Shoal

        The Ship Shoal area is located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish and near the state/federal waters boundary. The Company owns a 99% to 100% working interest in Ship Shoal Blocks 66,67, and 68 and South Pelto Block, and operates these properties. Comstock has a 25% working interest in Ship Shoal Block 69 and a 60% working interest in Ship Shoal Block 99. In the Ship Shoal area, oil and natural gas are produced from numerous Miocene sands occurring at depths from 5,800 to 13,500 feet, and in water depths from 10 to 40 feet. The Company’s interest in the Ship Shoal area has estimated proved reserves of 59.9 Bcfe (15% of total proved reserves) with a Present Value of Proved Reserves of $176.8 million as of December 31, 2000. The Company owns interests in 29 wells in the Ship Shoal area which averaged 5.3 MMcf of natural gas per day and 1,957 barrels of oil per day during 2000. Comstock plans to spend $13.0 million to drill five exploratory wells (2.7 net) in the Ship Shoal area in 2001.

Main Pass

        Main Pass Block 21 is located in Louisiana state waters, offshore of Plaquemines Parish in water with a depth of approximately 12 feet. The Company’s wells in this area produce from multiple Miocene sands at depths that range from 4,400 to 7,700 feet. The Company is the operator and owns interests in six wells at Main Pass Block 21. The Company also owns nonoperated interests at Main Pass Blocks 41, 43 and 58 in Federal waters with an average depth of 50 feet. Proved reserves for the total Main Pass area were 13.5 Bcfe (3% of total reserves at December 31, 2000). Comstock drilled five development wells (1.1 net) at Main Pass Blocks 41, 43 and 58 in 2000. The average production attributable to the Company’s interest from the Main Pass Area was approximately 3.5 Mmcf of natural gas and 751 barrels of oil per day in 2000.

Southeast Texas

        Approximately one-third (132.6 Bcfe) of the Company’s proved reserves are located in Southeast Texas, where the Company owns interests in 57 producing wells (27.6 net) and operates 53 (25.8 net) of these wells. Reserves in Southeast Texas represent 35% of the Company’s Present Value of Proved Reserves as of December 31, 2000. Net daily production rates from the area averaged 35.5 MMcf of natural gas and 1.5 MBbls of oil during 2000. Comstock spent $13.8 million in the Southeast Texas region in 2000 drilling 12 development wells (7.0 net) and spent $6.9 million drilling two exploratory wells (1.6 net). Comstock also spent $8.1 million for acquisitions of additional interests in producing wells in the Double A Wells field, $2.9 million to acquire an additional 41,200 net acres in this region and $0.9 million for recompletions and workovers. In 2001, the Company plans to spend $25.0 million for development and exploration activities in this region.

Double A Wells

        Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas. The Double A Wells field is the Company’s largest field area with total estimated proved reserves of 122.3 Bcfe (30% of total proved reserves) which have a Present Value of Proved Reserves of $579.9 million as of December 31, 2000. Net daily production from the 53 producing wells at Double A Wells field averaged 1,490 barrels of oil and 35.1 MMcf of natural gas during 2000. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. In 1999 the Company began a redevelopment program in this field based on the interpretation of 3-D seismic data. In 2000, Comstock drilled 11 wells (6.2 net) in this field. All of the wells were successful. The Company has budgeted $16.0 million to drill 11 wells (5.4 net) in the Double A Wells field in 2001.

Sugar Creek

        The Sugar Creek field is located in Tyler County, Texas and was discovered in 1974. The field has produced 59 Bcfe from the Woodbine Formation at an average depth of 11,250 feet. A total of thirteen wells produced in the field, with all but one plugged and abandoned by 1989. The Company initiated a redevelopment program in November 2000 and successfully drilled two wells in 2000. These wells are currently awaiting pipeline connection. The Company has developed proved reserves in this older field by infill drilling between abandoned wells and completing the new wells with modern techniques. Comstock plans to drill four additional wells in this field in 2001.

East Texas/North Louisiana

        Approximately 32% (127.3 Bcfe) of the Company’s proved reserves are located in East Texas and North Louisiana where the Company owns interests in 342 producing wells (196.7 net) in 20 field areas and operates 246 of these wells (176.4 net). The largest of the Company’s field areas in this region are the Beckville, Logansport, Waskom, Blocker and Box Church fields. Reserves in the region represented 32% of the Company’s Present Value of Proved Reserves as of December 31, 2000. Production from this region averaged 22.7 MMcf of natural gas per day and 156 barrels of oil per day during 2000. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand and shale sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 10,500 feet. In 2000 the Company spent $11.1 million drilling 18 wells (10.7 net) and $3.1 million on workovers and recompletions in this region. Comstock has budgeted approximately $29.0 million in 2001 for this region to drill 30 development wells (23.7 net) and for recompletions.

Beckville

        The Company’s properties in the Beckville field, located in Panola and Rusk Counties, Texas, represented approximately 12% (48.1 Bcfe) of the Company’s proved reserves as of December 31, 2000. The Company operates 63 wells in this field and owns interests in four additional wells. During 2000, the production attributable to the Company’s interest from this field averaged 6.2 MMcf of natural gas and 15 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The Company drilled 12 wells (9.4 net) in 2000 at Beckville and plans to spend approximately $21.0 million to drill 23 development wells (18.8 net) in this field in 2001.

Logansport

        The Logansport field produces from multiple pay zones in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. The Company’s proved reserves of 18.2 Bcfe in the Logansport field represented approximately 5% of the Company’s proved reserves as of December 31, 2000. The Company operates 49 wells in this field and owns interests in 31 additional wells. During 2000, net daily production attributable to the Company’s interest averaged 4.3 MMcf of natural gas and 19 barrels of oil. The Company drilled three wells (0.2 net) during 2000 and has budgeted $1.4 million to drill two development wells (1.4 net) in this field in 2001.

Waskom

        The Waskom field, located in Harrison and Panola Counties in Texas, represented approximately 4% (15.0 Bcfe) of the Company’s proved reserves as of December 31, 2000. The Company operates 36 wells in this field and owns interests in 26 additional wells. During 2000, net daily production attributable to the Company’s interest averaged 1.7 MMcf of natural gas and 22 barrels of oil. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Blocker

        The Blocker field in Harrison County, Texas produces primarily from the Cotton Valley formation from depths ranging from 8,600 feet to 10,000 feet. Wells also produce from the Pettit and Travis Peak formations from 6,000 feet to 7,800 feet in depth. At December 31, 2000, Comstock had 11.9 Bcfe of proved reserves in this field. Comstock operates two wells in this field which averaged 2 MMcf of natural gas and 8 barrels of oil per day in 2000 net to Comstock’s interest. Comstock plans to drill two wells in this field in 2001 at a cost of $2.5 million.

Box Church

        The Company’s properties in the Box Church field, located in Limestone County, Texas, represented approximately 2% (8.7 Bcfe) of the Company’s proved reserves as of December 31, 2000. The Company operates nine wells in this field. During 2000, net daily production attributable to the Company’s interest from this field averaged 2.1 MMcf of natural gas and 4 barrels of oil. The Box Church field produces from the Cotton Valley formation at depths ranging from 10,200 to 10,500 feet. The Company drilled one well (0.9 net) at Box Church in 2000.

Acquisition Activities

Acquisition Strategy

        The Company has concentrated its acquisition activity in the Gulf of Mexico, Southeast Texas and East Texas/North Louisiana regions. Using a strategy that capitalizes on management’s knowledge of and experience in these regions, the Company seeks to selectively pursue acquisition opportunities where the Company can evaluate the assets to be acquired in detail prior to completion of the transaction. The Company evaluates a large number of prospective properties according to certain internal criteria, including established production and the properties’ future development and exploration potential, low operating costs and the ability for the Company to obtain operating control.

Major Property Acquisitions

        As a result of its acquisitions, the Company has added 502.4 Bcfe of proved oil and natural gas reserves since 1991.

        The Company's largest acquisitions are the following:

        Bois d’ Arc Acquisition. In December 1997, the Company acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d’ Arc Resources and certain of its affiliates and working interest partners. The Company acquired interests in 43 wells (29.6 net) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Blocks 21 and 25, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The net proved reserves acquired were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas.

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

Oil and Natural Gas Reserves

        The following table sets forth the estimated proved oil and natural gas reserves of the Company and the Present Value of Proved Reserves as of December 31, 2000:

                                                                          Present
                                                                          Value of
                                                                           Proved
                                      Oil        Gas          Total       Reserves
                                    (MBbls)     (Mmcf)       (Mmcfe)       (000's)
                                 ----------   ----------   ----------   ----------
Proved Developed Producing ...        6,978      141,905      183,775   $  874,470
Proved Developed Non-producing        5,311       58,444       90,312      315,840
Proved Undeveloped ...........        5,162       97,486      128,455      578,539
                                 ----------   ----------   ----------   ----------
      Total Proved ...........       17,451      297,835      402,542   $1,768,849
                                 ==========   ==========   ==========   ==========

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

        In general, the volume of production from oil and natural gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, the proved reserves of the Company will decline as reserves are produced. The Company’s future oil and natural gas production is, therefore, highly dependent upon its level of success in acquiring or finding additional reserves.

        The market price for the Company’s oil production on December 31, 2000, after basis adjustments, was $26.34 per barrel as compared to $24.56 per barrel on December 31, 1999. The market price received for the Company’s natural gas production on December 31, 2000, after basis adjustments, was $10.51 per Mcf as compared to $2.51 per Mcf on December 31, 1999.

Drilling Activity Summary

         During the three-year period ended December 31, 2000, the Company drilled development and exploratory wells as set forth in the table below.

                                             Year Ended December 31,
                                 ----------------------------------------------
                                      1998            1999            2000
                                 -------------   -------------   --------------
                                 Gross    Net    Gross    Net    Gross    Net
                                 -----   -----   -----   -----   -----   ------
       Development Wells:
         Oil...................    --      --        1      .4     --      --
         Gas...................     25    14.7      14     8.8      37     19.7
         Dry...................      5     3.5       2      .8     --      --
                                 -----   -----   -----   -----   -----   ------
                                    30    18.2      17    10.0      37     19.7
                                 -----   -----   -----   -----   -----   ------
       Exploratory Wells:
         Oil...................      6     2.3       2      .6       2      1.1
         Gas...................      2     2.0       5      .9       5      2.2
         Dry...................      6     2.9       4      .9       5      1.5
                                 -----   -----   -----   -----   -----   ------
                                    14     7.2      11     2.4      12      4.8
                                 -----   -----   -----   -----   -----   ------
            Total Wells........     44    25.4      28    12.4      49     24.5
                                 =====   =====   =====   =====   =====   ======

        In 2001 to the date of this report, the Company has drilled six development wells (2.9 net) and two exploratory wells (.5 net). All of these wells were successful. As of March 9, 2001, the Company was in the process of drilling two exploratory wells (1.3 net) and seven development wells (3.9 net).

Producing Well Summary

         The following table sets forth the gross and net producing oil and natural gas wells in which the Company owned an interest at December 31, 2000.

                                               Oil             Gas
                                          -------------   --------------
                                          Gross    Net    Gross     Net
                                          -----   -----   -----   ------
       Texas.........................        10     4.7     221    136.6
       Louisiana.....................         8     4.5     180     83.8
       Offshore Gulf of Mexico.......        39    22.4      49     19.6
       Mississippi...................         1     0.1       1      0.2
                                          -----   -----   -----   ------
                 Total Wells.........        58    31.7     451    240.2
                                          =====   =====   =====   ======

        The Company operates 322 of the 509 producing wells presented in the above table.

Acreage

        The following table summarizes the Company's developed and undeveloped leasehold acreage at December 31, 2000. Excluded is acreage in which the Company's interest is limited to royalty or similar interests.

                                         Developed         Undeveloped
                                    -----------------   -----------------
                                     Gross      Net      Gross      Net
                                    -------   -------   -------   -------
       Texas ....................   167,254   120,891    80,000    51,850
       Louisiana ................    77,792    57,109     6,114       349
       State and Federal Offshore    41,386    17,863    21,230    14,450
       Mississippi ..............     1,360       210      --        --
       New Mexico ...............      --        --     172,336    59,456
                                    -------   -------   -------   -------
                 Total Wells ....   287,792   196,073   279,680   126,105
                                    =======   =======   =======   =======

        Title to the Company’s oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of the Company’s oil and natural gas properties are pledged as collateral under the Company’s bank credit facility. As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.

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

        Substantially all of the Company’s natural gas production is sold either on the spot natural gas market on a month-to-month basis at prevailing spot market prices or under long-term contracts based on current spot market gas prices. A portion of the natural gas production from the Company’s Double A Wells field is sold under a long-term contract to Houston Pipeline Company, a subsidiary of Enron Corporation (“HPL”). The agreement with HPL expires on October 31, 2004 with pricing based on spot gas prices for natural gas delivered to the Houston Ship Channel. The remaining gas production from the Double A Wells field is sold to El Paso Field Services Company, a business unit of El Paso Energy Corporation (“El Paso”), under a similar pricing arrangement. Total gas sales in 2000 to HPL and El Paso accounted for approximately 21% and 11%, respectively, of the Company’s total 2000 oil and gas sales.

        All of the Company’s oil production is sold at the well site at prices tied to the spot oil markets. The Company sells its oil production from its offshore properties and from its Double A Wells field to Williams-Gulfmark Energy Company. Sales to Williams-Gulfmark Energy Company accounted for 29% of the Company’s total 2000 oil and gas sales.

Competition

        The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies, and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than those of the Company. The Company faces intense competition for the acquisition of oil and natural gas properties.

Regulation

        The Company’s operations are regulated by certain federal and state agencies. In particular, oil and natural gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and natural gas industry. The Company cannot predict how existing laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition.

        Sales of natural gas by the Company are not regulated and are made at market prices. However, the Federal Energy Regulatory Commission (“FERC”) regulates interstate and certain intrastate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such production. Since the mid- 1980s, FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

        Sales of oil and natural gas liquids by the Company are not regulated and are made at market prices. The price the Company receives from the sale of these products is affected by the cost of transporting the products to market.

        The Company’s oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Company’s cost of doing business and affects its profitability. Because such rules and regulations are frequently amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such laws.

        The states of Texas and Louisiana require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from the Company’s properties.

        The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and natural gas wells. The Company provides reserves for the estimated costs of plugging and abandoning its wells, to the extent such costs exceed the estimated salvage value of the wells, on a unit of production basis.

Environmental

        Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, health and safety, affect the Company’s operations and costs. These laws and regulations sometimes require governmental authorization before conducting certain activities, limit or prohibit other activities because of protected areas or species, create the possibility of substantial liabilities for pollution related to Company operations or properties and provide penalties for noncompliance. In particular, the Company’s drilling and production operations, its activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and related exploration and production wastes are subject to stringent environmental regulation. As with the industry in general, compliance with existing and anticipated regulations increases the Company’s overall cost of business. While these regulations affect the Company’s capital expenditures and earnings, the Company believes that such regulations do not affect its competitive position in the industry because its competitors are similarly affected by environmental regulatory programs. Environmental regulations have historically been subject to frequent change and, therefore, the Company cannot predict with certainty the future costs or other future impacts of environmental regulations on its future operations. A discharge of hydrocarbons or hazardous substances into the environment could subject the Company to substantial expense, including the cost to comply with applicable regulations that require a response to the discharge, such as containment or cleanup, claims by neighboring landowners or other third parties for personal injury, property damage or their response costs and penalties assessed, or other claims sought, by regulatory agencies for response cost or for natural resource damages.

        The following are examples of some environmental laws that potentially impact the Company and its operations.

        Water. The Oil Pollution Act (“OPA”) was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 (“FWPCA”) and other statutes as they pertain to the prevention of and response to major oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill along shorelines or that enters navigable waters. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Company. Recent regulations developed under OPA require companies that own offshore facilities, including the Company, to demonstrate oil spill financial responsibility for removal costs and damage caused by oil discharge. States in which the Company operates have also enacted similar laws. Regulations are currently being developed under the OPA and similar state laws that may also impose additional regulatory burdens on the Company.

        The FWPCA imposes restrictions and strict controls regarding the discharge of produced waters, other oil and gas wastes, any form of pollutant, and, in some instances, storm water runoff, into waters of the United States. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and, along with the OPA, imposes substantial potential liability for the costs of removal, remediation or damages resulting from an unauthorized discharge. State laws for the control of water pollution also provide civil, criminal and administrative penalties and liabilities in the case of an unauthorized discharge into state waters. The cost of compliance with the OPA and the FWPCA have not historically been material to the Company’s operations, but there can be no assurance that changes in federal, state or local water pollution control programs will not materially adversely affect the Company in the future. Although no assurances can be given, the Company believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Company’s financial condition or results of operations.

         Air Emissions. The Federal Clean Air Act and comparable state programs (the “Clean Air Act”) requires many industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the United States Environmental Protection Agency (“EPA”) and state environmental agencies. Although no assurances can be given, the Company believes that compliance with the Clean Air Act will not have a material adverse effect on the Company’s financial condition or results of operations.

         Solid Waste. The Company generates non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA and the states in which the Company operates are considering the adoption of stricter disposal standards for the type of non-hazardous wastes generated by the Company. RCRA also governs the generation, management, and disposal of hazardous wastes. At present, the Company is not required to comply with a substantial portion of the RCRA requirements because the Company’s operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during the Company’s operations, could in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company.

        Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons in connection with the release of a “hazardous substance” into the environment. These persons include the current owner or operator of any site where a release historically occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Company may have managed substances that may fall within CERCLA’s definition of a “hazardous substance.” Therefore, the Company may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites where the Company disposed of or arranged for the disposal of these substances. This potential liability extends to properties that the Company previously owned or operated, as well as to properties owned and operated by others at which disposal of the Company’s hazardous substances occurred.

        The Company may also fall into the category of the “current owner or operator.” The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released by the Company on or under the properties owned or leased by the Company. In addition, many of these properties have been previously owned or operated by third parties who may have disposed of or released hydrocarbons or other wastes at these properties. Under CERCLA and analogous state laws, the Company could be subject to certain liabilities and obligations, such as being required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

Office and Operations Facilities

        The Company’s executive offices are located at 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034 and its telephone number is (972) 668-8800.

        The Company leases office space in Frisco, Texas covering 20,046 square feet at a monthly rate of $34,706. The lease expires on May 31, 2006. The Company also owns production offices and pipe yard facilities near Marshall and Livingston, Texas and near Logansport, Louisiana.

Employees

        As of December 31, 2000, the Company had 48 employees and utilized contract employees for certain of its field operations. The Company considers its employee relations to be satisfactory.

Directors, Executive Officers and Other Management

        The following table sets forth certain information concerning the executive officers and directors of the Company.

                Name                Age              Position with Company
        ------------------------  -------   --------------------------------------------
        M. Jay Allison.........     45      President, Chief Executive Officer and
                                            Chairman of the Board of Directors
        Roland O. Burns........     40      Senior Vice President, Chief Financial Officer,
                                            Secretary, Treasurer and Director
        Mack D. Good...........     50      Vice President of Operations
        Stephen E. Neukom......     51      Vice President of Marketing
        Richard G. Powers......     46      Vice President of Land
        Daniel K. Presley......     40      Vice President of Accounting and Controller
        Michael W. Taylor......     47      Vice President of Corporate Development
        Franklin B. Leonard....     73      Director
        Cecil E. Martin, Jr....     59      Director
        David W. Sledge........     44      Director

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

ITEM 3.    LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings which management believes will have a material adverse effect on the Company’s consolidated results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

        The Company’s common stock is listed for trading on the New York Stock Exchange under the symbol “CRK”. The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.

                                            High          Low
                                          ---------    ---------
    1999   First Quarter................. $   3.88     $   2.19
           Second Quarter................     5.13         2.44
           Third Quarter.................     5.88         3.38
           Fourth Quarter................     4.50         2.63

    2000   First Quarter................. $   5.94     $   2.44
           Second Quarter................     9.13         4.06
           Third Quarter.................    13.13         6.13
           Fourth Quarter................    15.00         8.13

        As of March 9, 2000, the Company had 29,139,469 shares of common stock outstanding, which were held by 526 holders of record and approximately 6,500 beneficial owners who maintain their shares in "street name" accounts.

        The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company may deem relevant. In addition, the Company is limited under its bank credit facility, its 1999 Series A Preferred Stock and the indenture for its senior notes due in 2007 from paying or declaring cash dividends.

ITEM 6.    SELECTED FINANCIAL DATA

        The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company. The financial results are not necessarily indicative of the Company’s future operations or financial results. The data presented below should be read in conjunction with the Company’s Consolidated Financial Statements and the notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

                                                                    Year Ended December 31,
                                                 -------------------------------------------------------------
                                                    1996         1997         1998         1999         2000
                                                 ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:                                   ($ in thousands, except per share data)
 Revenues:
   Oil and gas sales .........................   $  68,915    $  88,555    $  92,961    $  90,103    $ 169,350
   Gain on sales of property .................       1,447           85         --            130           33
   Other income ..............................         593          704          274        1,911          319
                                                 ---------    ---------    ---------    ---------    ---------
     Total revenues ..........................      70,955       89,344       93,235       92,144      169,702
                                                 ---------    ---------    ---------    ---------    ---------
Expenses:
   Oil and gas operating (1) .................      13,838       17,919       24,747       23,714       29,707
   Exploration ...............................         436        2,810        8,301        1,832        3,192
   Depreciation, depletion and amortization ..      18,269       26,235       51,005       45,171       44,958
   General and administrative, net ...........       2,239        2,668        1,617        2,399        3,537
   Interest ..................................      10,086        5,934       16,977       23,361       24,611
   Impairment of oil and gas properties ......        --           --         17,000         --           --
                                                 ---------    ---------    ---------    ---------    ---------
     Total expenses ..........................      44,868       55,566      119,647       96,477      106,005
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before income taxes .......................      26,087       33,778      (26,412)      (4,333)      63,697
   Income tax benefit (expense) ..............        --        (11,622)       9,244        1,517      (22,294)
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) from continuing operations .      26,087       22,156      (17,168)      (2,816)      41,403
   Preferred stock dividends .................      (2,021)        (410)        --         (1,853)      (2,471)
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) from continuing operations
  attributable to common stock ...............      24,066       21,746      (17,168)      (4,669)      38,932
   Income from discontinued operations .......       1,866         --           --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) attributable to common stock   $  25,932    $  21,746    $ (17,168)   $  (4,669)   $  38,932
                                                 =========    =========    =========    =========    =========
Weighted average shares outstanding:
   Basic .....................................      15,449       24,186       24,275       24,601       26,290
                                                 =========    =========    =========    =========    =========
   Diluted ...................................      21,199       26,008                                 34,219
                                                 =========    =========                              =========
Basic earnings per share:
   Net income (loss) from continuing operations  $    1.56     $   0.90    $   (0.71)   $   (0.19)   $    1.48
   Net income (loss)...........................       1.68         0.90        (0.71)       (0.19)        1.48
Diluted earnings per share:
   Net income (loss) from continuing operations  $    1.23     $   0.85                              $    1.21
   Net income (loss)...........................       1.32         0.85                                   1.21
   Other Financial Data:
 EBITDA(2).....................................  $  54,878     $ 68,757    $  66,871    $  66,031    $ 136,458
 Ratio of EBITDA to interest expense...........        5.4         11.3          3.5          2.8          5.5

                                                                        As of December 31,
                                                 -------------------------------------------------------------
                                                   1996         1997         1998         1999         2000
                                                 ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
  Cash and cash equivalents....................  $  16,162    $  14,504    $   5,176    $   7,648    $   7,105
  Property and equipment, net..................    185,928      410,781      404,017      395,862      434,913
  Total assets.................................    222,002      456,800      429,672      434,973      489,930
  Total debt...................................     80,108      260,000      278,104      254,131      234,101
  Stockholders' equity.........................    118,216      124,594      109,663      137,174      180,173
-------
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                                               Year Ended December 31,
                                                    ----------------------------------------
                                                       1998          1999           2000
                                                    ----------    -----------    -----------
Net Production Data:
    Oil (Mbbls)..................................        2,571          2,128          1,807
    Natural gas (Mmcf)...........................       26,713         23,872         26,990
    Natural gas equivalent (Mmcfe)...............       42,141         36,642         37,833
   Average Sales Price:
    Oil (Mbbls)..................................   $    12.73    $     17.35    $     30.02
    Natural gas (Mmcf)...........................         2.25           2.23           4.26
    Average equivalent price (per Mcfe)..........         2.21           2.47           4.48
   Expenses ($ per Mcfe):
    Oil and gas operating(1).....................   $     0.59    $      0.65    $      0.79
    General and administrative...................         0.04           0.07           0.09
    Depreciation, depletion and
       amortization(2)...........................         1.20           1.20           1.15

Cash Margin ($ per Mcfe)(3)......................   $     1.58    $      1.75    $      3.60

----
(1)Includes lease operating costs and production and ad valorem taxes.
(2)Represents depreciation, depletion and amortization of oil and gas properties only.
(3)Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Comstock’ s oil and gas sales increased $79.2 million (88%) in 2000 to a record level of $169.4 million from $90.1 million in 1999. The substantial increase in revenues is due to significantly higher oil and gas prices in 2000 combined with a 3% increase in production. In 2000, the Company’s average oil price increased by 73% and its average gas price increased by 92% from 1999. Oil production decreased by 15% and natural gas production increased by 13% in 2000 as compared to 1999. Comstock expects production to increase to approximately 45 Bcfe in 2001 as result of its drilling activities.

        Other income for the year ended December 31, 2000 decreased $1.7 million to $352,000 from $1.9 million for the year ended December 31, 1999. Included in other income for 1999 was an insurance recovery in the amount of $1.7 million received by the Company.

        Oil and gas operating expenses, including production taxes, increased $6.0 million (25%) to $29.7 million in 2000 from $23.7 million in 1999. Oil and gas operating expenses per equivalent Mcf produced increased $0.14 to $0.79 in 2000 from $0.65 for 1999. The increases are related to higher production taxes resulting from the higher oil and gas prices in 2000 as well as an increase of $3.6 million in Comstock’s lifting costs relating to new wells put into production in 2000.

        In 2000, the Company had $3.2 million in exploration expense which represents the write-off of five offshore exploratory dry holes (1.5 net). Exploration expense for 1999 was $1.8 million which related to the write-off of four dry holes (0.9 net).

         Depreciation, depletion and amortization ("DD&A") decreased $213,000 to $45.0 million in 2000 from $45.2 million in 1999. DD&A per equivalent Mcf produced was $1.15 for 2000, a decrease from the DD&A rate of $1.20 in 1999.

        General and administrative expenses, which are reported net of overhead reimbursements, increased $1.1 million (47%) to $3.5 million in 2000 from $2.4 million in 1999. The increase was primarily due to higher compensation paid to the Company’s personnel in 2000.

        Interest expenses increased $1.2 million (5%) to $24.6 million for 2000 from $23.4 million for 1999. The increase is related to a higher average interest rate on the Company’s debt. The interest rate on the Company’s senior notes (11.25%) issued to refinance $150.0 million of indebtedness under the bank credit facility on April 29, 1999 was significantly higher than the interest rates charged under the bank credit facility. The weighted average interest rate under the Company’s bank credit facility was 6.9% for 2000, a decrease from the weighted average rate of 7.2% in 1999.

        For 2000 the Company reported net income of $38.9 million, after preferred stock dividends of $2.5 million, as compared to a net loss of $4.7 million for year ended December 31, 1999, after preferred stock dividends of $1.9 million. Net income per share for 2000 was $1.21 on diluted weighted average shares outstanding of 34.2 million as compared to net loss per share of $0.19 for 1999 on weighted average shares outstanding of 24.6 million.

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        The Company’s oil and gas sales decreased $2.9 million (3%) in 1999, to $90.1 million from $93.0 million in 1998 due to a decrease in oil and natural gas production largely offset by higher oil prices in 1999. In 1999, the Company’s average oil price increased by 36% and its average gas price decreased by 1%. The Company hedged 39% of its 1999 natural gas production at a fixed price of $2.03 per Mcf. Without the impact of the hedge, the Company would have realized $2.43 per Mcf in 1999. In 1999, the Company’s oil production decreased by 17% and natural gas production decreased by 11%. The production declines in 1999 were principally attributable to the significantly lower drilling activity in the first half of 1999.

        Other income for the year ended December 31, 1999 increased $1.6 million to $1.9 million from $274,000 for the year ended December 31, 1998. Included in other income for 1999 is a $1.7 million insurance recovery received by the Company on an exploratory well drilled in 1998 which was written off when the well was abandoned due to encountering numerous well control problems.

        Oil and gas operating expenses, including production taxes, decreased $1.0 million (4%) to $23.7 million in 1999 from $24.7 million in 1998. Oil and gas operating expenses per equivalent Mcf produced increased $0.06 to $0.65 for the year ended December 31, 1999 from $0.59 for the year ended 1998 due to the 13% decrease in oil and natural gas production (on an equivalent Mcf basis) and the fixed nature of most of the Company’s lifting costs.

        In 1999, the Company had $1.8 million in exploration expense which represents the write off of four offshore exploratory dry holes (.9 net). Exploration expense for 1998 of $8.3 million relates to the write off of the six dry holes (2.9 net) drilled in the Gulf of Mexico during 1998.

        DD&A decreased $5.8 million (11%) to $45.2 million in 1999 from $51.0 million in 1998 due to the 13% decrease in oil and natural gas production. DD&A per equivalent Mcf produced was $1.20 for the year ended December 31, 1999 which remained unchanged from 1998‘s DD&A rate. Included in DD&A in 1999 is $538,000 relating to the amortization of costs associated with the issuance of the Company’s senior notes in April 1999.

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

        Interest expense increased $6.4 million (38%) to $23.4 million for the year ended December 31, 1999 from $17.0 million for the year ended December 31, 1998. The Company capitalized interest expense of $2.3 million in 1998 on its unevaluated properties, while in 1999, no interest expense was capitalized. The remaining increase is related to a higher average interest rate on the Company’s debt. The weighted average annual interest rate under the Company’s bank credit facility was 7.2% for 1999, the same as the weighted average rate in 1998. The interest rate on the Company’s senior notes issued to refinance $150.0 million of amounts outstanding under the bank credit facility on April 29, 1999 (11.25%) was significantly higher than the 7.2% rate charged under the bank credit facility in 1998.

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

Liquidity and Capital Resources

        Funding for the Company’s activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In 2000, the Company’s net cash flow provided by operating activities totaled $112.1 million before changes to other working capital accounts. The other primary funding source in 2000 was borrowings of $18.0 million under the Company’s revolving bank credit facility.

        The Company’s primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In 2000, the Company incurred capital expenditures of $83.4 million primarily for development, exploration and acquisition activities and reduced amounts outstanding under its bank credit facility by $38.0 million.

        The Company’s annual capital expenditure activity is summarized as follows:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 -------   -------   -------
    Acquisitions of oil and gas properties...    $ 2,453   $ 4,458   $ 9,684
    Other leasehold costs ...................      3,622     2,258     6,964
    Workovers and recompletions .............     10,198     4,472    10,252
    Offshore production facilities ..........       --       4,462     1,629
    Development drilling ....................     20,361    11,521    35,047
    Exploratory drilling ....................     30,423     8,126    19,202
    Other ...................................        330       684       616
                                                 -------   -------   -------
        Total ...............................    $67,387   $35,981   $83,394
                                                 =======   =======   =======

        The timing of most of the Company’s capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. The Company spent $64.6 million, $30.8 million and $73.1 million on development and exploration activities in 1998, 1999 and 2000, respectively. The Company currently anticipates spending approximately $100.0 million on development and exploration projects in 2001. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

        The Company spent $2.5 million, $4.5 million and $9.7 million on acquisition activities in 1998, 1999 and 2000 respectively. The Company does not have a specific acquisition budget for 2001 as a result of the unpredictability of the timing and size of forthcoming acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates, oil and gas prices and other market conditions.

        The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company’s assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and gas properties. The borrowing base under the bank credit facility is currently $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company’s oil and gas properties and changes in oil and gas prices. The determination of the Company’s borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the “corporate base rate” plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. As of December 31, 2000, $84.0 million was outstanding under the bank credit facility. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company’s ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($105.0 million), and maintenance of an interest coverage ratio (2.5 to 1.0).

        The Company believes that cash flow from operations and available borrowings under the Company’s bank credit facility will be sufficient to fund its operations and future growth as contemplated under its current business plan. However, if the Company’s plans or assumptions change or if its assumptions prove to be inaccurate, the Company may be required to seek additional capital. Management cannot be assured that the Company will be able to obtain such capital or, if such capital is available, that the Company will be able to obtain it on acceptable terms.

Federal Taxation

        At December 31, 2000, the Company had federal income tax net operating loss (“NOL”) carryforwards of approximately $38.0 million. The NOL carryforwards expire from 2009 through 2019. The value of these carryforwards depends on the ability of the Company to generate federal taxable income and to utilize the carryforwards to reduce such income.

Year 2000

        “Year 2000,” or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that were not Year 2000 compliant by January 1, 2000 may cause an adverse effect to companies and organizations that rely upon those systems. The Company assessed and corrected computer systems that were unable to properly process dates beyond 1999. The Company’s significant financial information systems are outsourced and the Company is relying on assurances from the providers that they are Year 2000 compliant. The Company’s costs related to Year 2000 have not been significant. The Company has not experienced any significant problems or delays related to Year 2000 subsequent to January 1, 2000. In addition, the Company does not expect any future material effects to arise from Year 2000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company’s operations are impacted by fluctuations in crude oil and natural gas commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company’s strategy for managing such risks, and to quantify the potential affect of market volatility on the Company’s financial condition and results of operations.

Oil and Natural Gas Prices

        The Company’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect the Company’s financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company’s ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on the Company’s financial condition, results of operations and capital resources. Based on the Company’s oil and natural gas production in 2000, before taking into account any hedging transactions, a $1.00 change in the price per barrel of oil would result in a change in the Company’s cash flow for such period of approximately $1.9 million and a $1.00 change in the price per Mcf of natural gas would result in a change in the Company’s cash flow of approximately $28.3 million.

        The Company periodically has utilized hedging transactions with respect to a portion of its oil and natural gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. During 2000, the Company did not hedge any of its oil and natural gas production. As of December 31, 2000, the Company had no open derivative financial instruments held for price risk management.

Interest Rates

        At December 31, 2000, the Company had long-term debt of $234.0 million; of this amount, $150.0 million bears interest at a fixed rate of 11.25%. The fair market value of the fixed rate debt as of December 31, 2000 was $155.3 million based on the market price of 103.5 of the face amount as of the closing day of 2000. The remaining outstanding long-term debt of $84.0 million is under the Company’s bank credit facility which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at the Company’s option. Any increases in these interest rates can have an adverse impact on the Company’s results of operations and cash flow. The Company entered into interest rate swap agreements to hedge the impact of interest rate changes on a large portion of its floating rate debt for part of 2000. As a result of the interest rate swaps in place, the Company realized gains of $1.0 million in 2000. As of December 31, 2000, the Company had no open derivative financing instruments held for interest rate management.

New Accounting Pronouncement

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which has been amended by SFAS 137 and SFAS 138. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, if the Company uses derivatives in the future, SFAS 133 will have an impact on the reported financial position and comprehensive income of the Company.

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

        The Company maintains accounting and other controls which management believes provide reasonable assurance that financial records are reliable, assets are safeguarded, and that transactions are properly recorded in accordance with management’s authorizations. However, limitations exist in any system of internal control based upon the recognition that the cost of the system should not exceed benefits derived.

        The Company’s independent public accountants, Arthur Andersen LLP, are engaged to audit the financial statements of the Company and to express an opinion thereon. Their audit is conducted in accordance with generally accepted auditing standards to enable them to report whether the financial statements present fairly, in all material respects, the financial position and results of operations of the Company in accordance with generally accepted accounting principles.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 11.    EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000.

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

     The following exhibits are included on pages E-1 to E-4 of this report.

 Exhibit No.                             Description
-------------       ------------------------------------------------------------
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

     4.1            Rights  Agreement  dated as of  December  14,  2000,  by and between the Company and  American  Stock  Transfer and Trust
                    Company, as Rights Agent  (incorporated  herein by reference to Exhibit 1 to the Company's Registration Statement on Form
                    8-A dated January 11, 2001).

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

     4.3            Stock  Purchase  Agreement  dated April 29, 1999 between the
                    Company  and  certain  purchasers  (incorporated  herein  by reference to Exhibit 10.1 to the Company's Current Report on
                    Form 8-K dated April 29, 1999).

     4.4            Certificate of Designation, Preferences and Rights of Series
                    B Junior Participating  Preferred Stock (incorporated herein by  reference  to  Exhibit  2 to  the  Company  Registration
                    Statement on Form 8-A dated January 11, 2001.

     4.5            Indenture  dated as April 29,  1999  between the Company and
                    U.S.  Trust  Company  of  Texas,   N.A.,   Trustee  for  the
                    $150,000,000  11 1/4%  Senior  Notes due 2007  (incorporated herein by reference to Exhibit 10.5 to the Company's Current
                    Report on Form 8-K dated April 29, 1999).

    10.1            Amended and Restated  Credit  Agreement dated as of November
                    7, 2000,  between the Company,  the Banks Party  thereto and
                    Bank One,  NA, as  Administrative  Agent,  Toronto  Dominion
                    (Texas),   Inc.,  as  Syndication  Agent  and  Paribas,   as
                    Documentation  Agent  (incorporated  herein by  reference to
                    Exhibit 10.1 to the Company's  Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 2000).

    10.2#           Employment  Agreement dated May 16, 2000, by and between the
                    Company and M. Jay Allison (incorporated herein by reference to Exhibit 10.4 to the  Company's  Quarterly  Report on Form
                    10-Q for the quarter ended June 30, 2000).

    10.3#           Employment  Agreement dated May 16, 2000, by and between the
                    Company  and  Roland  O.  Burns   (incorporated   herein  by
                    reference to Exhibit 10.5 to the Company's  Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

    10.4#           Comstock  Resources,  Inc.  1999  Long-term  Incentive  Plan
                    (incorporated  herein by  reference  to Exhibit  10.1 to the
                    Company's  Quarterly  Report  on Form  10-Q for the  quarter ended June 30, 1999).

    10.5#           Form of  Nonqualified  Stock  Option  Agreement  between the
                    Company and certain  officers  and  directors of the Company
                    (incorporated  herein by  reference  to Exhibit  10.2 to the
                    Company's  Quarterly  Report on Form 10-Q for the year ended
                    June 30, 1999).

    10.6#           Form of Restricted  Stock Agreement  between the Company and certain  officers  of the  Company  (incorporated  herein by reference to Exhibit 10.3 to the Company's  Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

    10.7            Warrant  Agreement dated December 9, 1997 by and between the
                    Company and Bois d' Arc  Resources  (incorporated  herein by reference to Exhibit 10.10 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997).

    10.8            Joint  Exploration  Agreement  dated December 8, 1997 by and between the Company and Bois d' Arc Resources  (incorporated herein by reference to Exhibit 10.11 to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1997).

    10.9            Office  Lease  Agreement  dated  August 12, 1997 between the
                    Company and Briar Center LLC  (incorporated  by reference to
                    Exhibit 10.2 to the Company's  Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 1997).

    21*             Subsidiaries of the Company.

    23*             Consent of Arthur Andersen LLP.

----------------
*Filed herewith.
# Management contract or compensatory plan document.

Reports on Form 8-K:

     Form 8-K Reports filed subsequent to September 30, 2000 are as follows:

      Date                Item            Description
---------------------   -------     -------------------------
December 8, 2000           5        Stock Repurchase Plan
December 18, 2000          5        Stockholder Rights Plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC By:/s/M. JAY ALLISON M. Jay Allison President and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2001

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2001

/s/ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 9, 2001

/s/FRANKLIN B. LEONARD Franklin B. Leonard	Director	March 9, 2001

/s/CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	March 9, 2001

/s/DAVID W. SLEDGE David W. Sledge	Director	March 9, 2001

CONSOLIDATED FINANCIAL STATEMENTS OF

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

INDEX

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1999 and 2000

    Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1999 and 2000

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000

    Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Comstock Resources, Inc.:

        We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     ARTHUR ANDERSEN LLP

Dallas, Texas,
February 16, 2001

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 1999 and 2000

                                     ASSETS
                                                                     December 31,
                                                               ----------------------
                                                                  1999         2000
                                                               ---------    ---------
                                                                     (In thousands)
Cash and Cash Equivalents ..................................   $   7,648    $   7,105
Accounts Receivable:
  Oil and gas sales ........................................      18,200       34,637
  Joint interest operations ................................       5,415        4,574
Other Current Assets .......................................         909        2,842
                                                               ---------    ---------
         Total current assets ..............................      32,172       49,158
Property and Equipment:
  Unevaluated oil and gas properties .......................       2,231        5,206
  Oil and gas properties, successful efforts method ........     581,247      659,505
  Other ....................................................       2,163        2,589
  Accumulated depreciation, depletion and amortization .....    (189,779)    (232,387)
                                                               ---------    ---------
         Net property and equipment ........................     395,862      434,913

Other Assets ...............................................       6,939        5,859
                                                               ---------    ---------
                                                               $ 434,973    $ 489,930
                                                               =========    =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt ..........................   $     131    $     101
Accounts Payable and Accrued Expenses ......................      35,587       45,544
                                                               ---------    ---------
         Total current liabilities .........................      35,718       45,645
Long-Term Debt, less current portion .......................     254,000      234,000
Deferred Taxes Payable .....................................         261       22,555
Reserve for Future Abandonment Costs .......................       7,820        7,557
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
    authorized, 3,000,000 and 1,757,310 shares
    outstanding at December 31, 1999 and 2000, respectively..     30,000       17,573
  Common stock--$0.50 par, 50,000,000 shares
    authorized, 25,375,197 and 28,837,755 shares
    outstanding at December 31, 1999 and 2000, respectively..     12,688       14,419
  Additional paid-in capital ................................    114,855      129,896
  Retained earnings (deficit) ...............................    (19,603)      19,329
  Deferred compensation-restricted stock grants .............       (766)      (1,044)
                                                               ---------    ---------
        Total stockholders' equity ..........................    137,174      180,173
                                                               ---------    ---------
                                                               $ 434,973    $ 489,930
                                                               =========    =========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998, 1999 and 2000

                                                    1998         1999         2000
                                                 ---------    ---------    ---------
                                               (In thousands, except per share amounts)
Revenues:
     Oil and gas sales .......................   $  92,961    $  90,103    $ 169,350
     Gain on sales of property ...............        --            130           33
     Other income ............................         274        1,911          319
                                                 ---------    ---------    ---------
              Total revenues .................      93,235       92,144      169,702
                                                 ---------    ---------    ---------
Expenses:
     Oil and gas operating ...................      24,747       23,714       29,707
     Exploration .............................       8,301        1,832        3,192
     Depreciation, depletion and amortization       51,005       45,171       44,958
     General and administrative, net .........       1,617        2,399        3,537
     Interest ................................      16,977       23,361       24,611
     Impairment of oil and gas properties ....      17,000         --           --
                                                 ---------    ---------    ---------
              Total expenses .................     119,647       96,477      106,005
                                                 ---------    ---------    ---------
Income (loss) before income taxes ............     (26,412)      (4,333)      63,697
Income tax benefit (expense) .................       9,244        1,517      (22,294)
                                                 ---------    ---------    ---------
Net income (loss) ............................     (17,168)      (2,816)      41,403
Preferred stock dividends ....................        --         (1,853)      (2,471)
                                                 ---------    ---------    ---------
Net income (loss) attributable to common stock   $ (17,168)   $  (4,669)   $  38,932
                                                 =========    =========    =========
Net income (loss) per share:
              Basic...........................   $   (0.71)   $   (0.19)   $    1.48
                                                 =========    =========    =========
              Diluted.........................                             $    1.21
                                                                           =========
Weighted average shares outstanding:
              Basic...........................      24,275       24,601       26,290
                                                 =========    =========    =========
              Diluted.........................                                34,219
                                                                           =========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 1998, 1999 and 2000

                                                                                          Deferred
                                                               Additional   Retained    Compensation-
                                     Preferred      Common       Paid-In    Earnings     Restricted
                                       Stock         Stock       Capital    (Deficit)   Stock Grants    Total
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (In thousands)
Balance at December 31, 1997........ $   --       $   12,104   $  110,273   $    2,234   $      (17)  $  124,594
  Issuance of common stock..........     --               71          664       --          --               735
  Value of stock options issued
     for exploration prospects......     --            --           1,495       --          --             1,495
  Restricted stock grants...........     --            --          --           --                7            7
  Net loss attributable to
     common stock...................     --            --          --          (17,168)     --           (17,168)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1998........     --           12,175      112,432      (14,934)         (10)     109,663
                                     ----------   ----------   ----------   ----------   ----------   ----------
  Issuance of preferred stock.......     30,000        --          --           --          --            30,000
  Issuance of common stock..........     --              400        1,166       --          --             1,566
  Value of stock options issued
     for exploration prospects......     --            --             498       --          --               498
  Restricted stock grants...........     --              113          759       --             (756)         116
  Net loss attributable to
     common stock...................     --            --           --          (4,669)     --            (4,669)
                                     ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1999........     30,000       12,688      114,855      (19,603)        (766)     137,174
                                     ----------   ----------   ----------   ----------   ----------   ----------
  Conversion of preferred stock.....    (12,427)       1,553       10,874        --          --            --
  Issuance of common stock..........      --             150          706        --          --              856
  Value of stock options issued
     for exploration prospects......      --            --          2,990        --          --            2,990
  Restricted stock grants...........      --              28          471        --            (278)         221
  Net income attributable to
     common stock...................      --            --            --        38,932       --           38,932
                                     ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 2000........ $   17,573   $   14,419   $  129,896   $   19,329   $   (1,044) $   180,173
                                     ==========   ==========   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998, 1999 and 2000

                                                                  1998         1999         2000
                                                               ---------    ---------    ---------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................   $ (17,168)   $  (2,816)   $  41,403
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Compensation paid in common stock .....................         269          247          314
     Depreciation, depletion and amortization ..............      51,005       45,171       44,958
     Impairment of oil and gas properties ..................      17,000         --           --
     Deferred income taxes .................................      (9,244)      (1,517)      22,294
     Exploration ...........................................       8,301        1,832        3,192
     Gain on sales of property .............................        --           (130)         (33)
                                                               ---------    ---------    ---------
       Working capital provided by operations ..............      50,163       42,787      112,128
   Decrease (increase) in accounts receivable ..............      13,380       (5,754)     (15,596)
   Decrease (increase) in other current assets .............      (1,285)         548       (1,933)
   Increase (decrease) in accounts payable and
     accrued expenses ......................................     (21,532)         935        9,957
                                                               ---------    ---------    ---------
       Net cash provided by operating activities ...........      40,726       38,516      104,556
                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties .......................        --            778           33
   Capital expenditures and acquisitions ...................     (67,387)     (35,981)     (83,394)
                                                               ---------    ---------    ---------
       Net cash provided by operating activities ...........     (67,387)     (35,203)     (83,361)
                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ..............................................      23,238       10,378       18,408
   Proceeds from senior notes offering .....................        --        149,221         --
   Debt issuance costs .....................................      (1,059)      (5,671)        --
   Principal payments on debt ..............................      (5,134)    (184,351)     (38,438)
   Proceeds from preferred stock offering ..................        --         30,000         --
   Proceeds from common stock issuances ....................         288          296          763
   Stock issuance costs ....................................        --           (714)        --
   Dividends paid on preferred stock .......................        --           --         (2,471)
                                                               ---------    ---------    ---------
   Net cash provided by financing activities ...............      17,333         (841)     (21,738)
                                                               ---------    ---------    ---------
       Net increase (decrease) in cash and cash equivalents       (9,328)       2,472         (543)
       Cash and cash equivalents, beginning of year ........      14,504        5,176        7,648
                                                               ---------    ---------    ---------
       Cash and cash equivalents, end of year ..............   $   5,176    $   7,648    $   7,105
                                                               =========    =========    =========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Business and Organization

        Comstock Resources, Inc., a Nevada corporation (together with its subsidiaries, the “Company”), was formed in 1919 as Comstock Tunnel and Drainage Company. In 1987, the Company’s name was changed to Comstock Resources, Inc. The Company is primarily engaged in the acquisition, development, production and exploration of oil and natural gas properties in the United States.

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

     Concentrations of Credit Risk

        Although the Company’s cash equivalents and accounts receivable are exposed to credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company’s accounts receivable are from a broad and diverse group of oil and gas companies and, accordingly, do not represent a significant credit risk.

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

        In accordance with the Statement of Financial Accounting Standards 121 “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”, the Company assesses the need for an impairment of capitalized costs of oil and gas properties on a property by property basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. No impairment was required in 1999 or 2000. Due to the substantial drop in oil and gas prices during 1998, the Company provided an impairment of $17.0 million in 1998.

     Other Property and Equipment

        Other property and equipment of the Company consists primarily of work boats, gas gathering systems, computer equipment and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

     Other Assets

        Other assets of the Company primarily consists of deferred costs associated with issuance of the Company’s 11¼% senior notes and borrowings under the Company’s bank credit facility. These costs are amortized over the lives of the respective debt instruments on a straight-line basis.

     Income Taxes

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

     Earnings Per Share

        Basic and diluted earnings per share for 1998, 1999 and 2000 were determined as follows:

                                                             Year Ended December 31,
                           --------------------------------------------------------------------------------------------
                                        1998                          1999                             2000
                           -----------------------------  ------------------------------   ----------------------------
                             Income               Per      Income                Per        Income                Per
                             (Loss)    Shares    Share     (Loss)     Shares     Share      (Loss)    Shares     Share
                            --------  --------  --------  ---------  ---------  --------   --------  ---------  -------

Basic Earnings Per Share:
 Income (Loss)............. $(17,168)   24,275            $  (2,816)    24,601             $ 41,403     26,290
 Less Preferred Stock
  Dividends................    --        --                  (1,853)     --                  (2,471)
                            --------  --------            ---------  ---------  --------   --------  ---------  -------
 Net Income (Loss) Available
  to Common Stockholders... $(17,168)   24,275  $  (0.71) $  (4,669)    24,601  $  (0.19)    38,932     26,290  $  1.48
                            ========  ========  ========  =========  =========  ========   ========  =========  =======
Diluted Earning Per Share:
 Effect of Dilutive Securities:
  Stock Options............                                                                   --         1,184
  Convertible Preferred Stock                                                                 2,471      6,745
                                                                                           --------  ---------
 Net Income Available to
  Common Stockholders and
    Assumed Conversions....                                                                $ 41,403     34,219  $  1.21
                                                                                           ========   ========  =======

     Statements of Cash Flows

        For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------- ---------  ---------
Noncash activities -
    Common stock issued for compensation ..................   $   269   $   131    $    93
    Value of vested stock options under exploration venture     1,495       498      2,990
    Common stock issued in payment of preferred
             stock dividends ..............................      --       1,853       --

Cash payments -
    Interest payments .....................................    19,898    20,840     24,731
    Income tax payments ...................................      --        --         --

     Comprehensive Income

        The Company had no comprehensive income components in each of the three years ended December 31, 2000; therefore, comprehensive income/ loss is the same as net income/ loss for all periods presented.

     Segment Reporting

        The Company presently operates in one business segment.

     Derivative Instruments and Hedging Activities

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which has been amended by SFAS 137 and SFAS 138. The Statement establishes accounting and reporting standards that are effective for fiscal years beginning after June 15, 2000 which require that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

        The Company periodically uses derivatives to hedge floating interest rates and oil and gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, if the Company uses derivatives in the future, SFAS 133 will have an impact on the reported financial position and comprehensive income of the Company. The Company adopted SFAS 133 on January 1, 2001, and since the Company had no outstanding derivatives, there was no effect on the Company’s financial statements as a result of such adoption.

(3)   Oil and Gas Producing Activities

        Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred in oil and gas property acquisition, development and exploration activities:

     Capitalized Costs

                                                As of December 31,
                                              ----------------------
                                                1999         2000
                                              ---------    ---------
                                                 (In thousands)
           Proved properties ..............   $ 581,247    $ 659,505
           Unproved properties ............       2,231        5,206
           Accumulated depreciation,
             depletion and amortization....    (189,270)    (231,667)
                                              ---------    ---------
                                              $ 394,208    $ 433,044
                                              =========    =========

     Costs Incurred

                                       For the Year Ended December 31,
                                        ----------------------------
                                          1998      1999     2000
                                        -------   -------   -------
                                             (In thousands)
            Property acquisitions
                Proved properties....   $  --     $ 4,458   $11,302
                Unproved properties..     6,075     2,258     5,346
            Development costs .......    30,559    20,455    46,928
            Exploration costs .......    30,423     8,126    19,202
                                        -------   -------   -------
                                        $67,057   $35,297   $82,778
                                        =======   =======   =======

        The following presents the results of operations of oil and gas producing activities:

                                                     For the Year Ended December 31,
                                                  -----------------------------------
                                                     1998         1999         2000
                                                  ---------    ---------    ---------
                                                             (In thousands)
Oil and gas sales .............................   $  92,961    $  90,103    $ 169,350
Production costs ..............................     (24,747)     (23,714)     (29,707)
Exploration ...................................      (8,301)      (1,832)      (3,192)
Depreciation, depletion and amortization ......     (50,738)     (44,118)     (43,478)
Impairment of oil and gas properties ..........     (17,000)        --           --
                                                  ---------    ---------    ---------
Operating income (loss) .......................      (7,825)      20,439       92,973
Income tax benefit (expense)...................       2,739       (7,154)     (32,541)
                                                  ---------    ---------    ---------
Results of operations (excluding general
      and administrative and interest expenses)   $  (5,086)   $  13,285    $  60,432
                                                  =========    =========    =========

(4)   Long-Term Debt

     Long-term debt is comprised of the following:

                                                As of December 31,
                                                1999         2000
                                             ---------    ---------
                                                (In thousands)
            Revolving Bank Credit Facility   $ 104,000    $  84,000
            11 1/4% Senior Notes due 2007      150,000      150,000
            Other ........................         131          101
                                             ---------    ---------
                                               254,131      234,101
            Less current portion .........        (131)        (101)
                                             ---------    ---------
                                             $ 254,000    $ 234,000
                                             =========    =========

        On April 29, 1999, the Company closed the sale of $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”). Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. Proceeds from the sale of the Notes were used to reduce amounts outstanding under the Company’s bank credit facility. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company’s principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004. The fair market value of the Notes as of December 31, 2000 was $155.3 million based on the market price of 103.5 of the face amount as of the closing day of 2000.

        The Company’s bank credit facility consists of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company’s oil and gas properties and changes in oil and gas prices. The determination of the Company’s borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0%, or (ii) the “corporate base rate” plus 0.25% to 1.0%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect. The bank credit facility contains covenants which, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt, and limit the Company’s ability to make certain loans and investments. Significant financial covenants include the maintenance of a current ratio, as defined, (1.0 to 1.0), maintenance of tangible net worth ($124.5 million), and maintenance of an interest coverage ratio (2.5 to 1.0). The Company’s bank credit facility is secured by the Company’s oil and gas properties.

(5)   Lease Commitments

        The Company rents office space under a noncancellable lease. Minimum future payments under the lease are as follows:

                              2001 .....   $  423
                              2002 .....      416
                              2003 .....      416
                              2004 .....      452
                              2005 .....      477
                              Thereafter      196
                                           ------
                                           $2,380
                                           ======

(6)    Stockholders’ Equity

     Preferred Stock

        On April 29, 1999, the Company sold 3,000,000 shares of newly issued convertible preferred stock with a $10 par value in a private placement for $30.0 million. The preferred stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or in shares of the Company’s common stock, at the election of the Company. Shares of the preferred stock are convertible, at the option of the holder, into shares of common stock of the Company. Based on the initial conversion price of $4.00 per share of common stock, each share of preferred stock is convertible into 2.5 shares of common stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the preferred stock are outstanding, the Company is obligated to redeem an amount of shares of preferred stock equal to one-third of the shares of the preferred stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of the Company. The Company has the option to redeem the shares of preferred stock upon payment to the holders of the preferred stock at a specified rate of return on the initial purchase. Upon a change of control of the Company, the holders of the preferred stock have the right to require the Company to purchase all or a portion of the preferred stock.

        In September and October 2000, holders of 1,242,690 shares of the Company’s convertible preferred stock converted their shares into 3,106,725 shares of common stock. As a result of these conversions, $12.4 million of preferred stockholders’ equity was transferred to common stockholders’ equity.

     Common Stock

        Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of common stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, the Company issued 39,678, 44,255 and 8,182 shares of common stock in 1998, 1999 and 2000 respectively, in payment of fees aggregating $263,000, $130,000 and $93,000 for 1998, 1999 and 2000 respectively.

        The Company’s outstanding preferred stock series provides that the Company can issue common stock in lieu of cash for payment of quarterly dividends. The Company issued 640,525 shares of common stock in 1999 in payment of dividends on its preferred stock of $1.9 million. The Company paid the preferred stock dividends in cash in 2000.

        Options and warrants to purchase common stock of the Company were exercised for 102,000 shares, 115,000 shares and 291,400 shares in 1998, 1999 and 2000, respectively. Such exercises yielded net proceeds to the Company of approximately $288,000, $295,000 and $763,000 in 1998, 1999 and 2000, respectively.

     Stock Options and Warrants

        On June 23, 1999, the Company’s stockholders approved the 1999 Long-term Incentive Plan for the Company’s management including officers, directors and managerial employees which replaced the Company’s 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan (the “Incentive Plans”) authorize the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of the Company. As of December 31, 2000, the Incentive Plans provide for future awards of stock options or restricted stock grants of up to 292,382 shares of common stock plus 1% of the outstanding shares of common stock each year beginning January 1, 2001.

     The following table summarizes stock option activity during 1998, 1999 and 2000 under the Incentive Plans:

                                                                             Weighted
                                             Number                          Average
                                           of Shares    Exercise Price    Exercise Price
                                           ---------    ---------------   --------------
   Outstanding at December 31, 1997....    3,218,500    $2.00 to $12.38        $8.43
        Granted .......................      767,000    $3.44 to $11.94        $4.57
   Exercised ..........................      (85,000)   $2.00 to $2.50         $2.38
        Forfeited .....................      (10,000)        $3.44             $3.44
                                           ---------
   Outstanding at December 31, 1998....    3,890,500    $2.00 to $12.38        $7.81
        Granted .......................    1,010,000         $3.88             $3.88
   Exercised...........................     (115,000)   $2.00 to $3.00         $2.57
        Forfeited .....................     (155,500)   $3.00 to $12.38        $7.81
                                           ---------
   Outstanding at December 31, 1999....    4,630,000    $2.00 to $12.38        $7.08
        Granted .......................      351,250    $6.69 to $8.88         $8.24
   Exercised...........................     (291,400)   $2.00 to $4.81         $2.62
                                           ---------
   Outstanding at December 31, 2000....    4,689,850    $2.00 to $12.38        $7.45
                                           =========
   Exercisable at December 31, 2000....    2,765,100    $2.00 to $12.38        $7.33
                                           =========

        The following table summarizes information about the Incentive Plans stock options outstanding at December 31, 2000:

                       Number of                              Number of
                         Shares       Weighted Average         Shares
   Exercise Price     Outstanding      Remaining Life        Exercisable
   --------------     -----------     ----------------    --------------
                                         (Years)
       $2.00            248,300            0.2                 248,300
       $2.50             20,000            1.5                  20,000
       $3.44            498,300            6.8                 362,800
       $3.88          1,005,000            7.3                 288,750
       $4.81            224,000            0.6                 224,000
       $6.56            235,000            1.1                 235,000
       $6.69            102,000            6.5                  40,000
       $6.94            150,000            3.0                 150,000
       $8.88            249,250            8.5                      --
       $9.63             90,000            1.5                  90,000
      $11.00          1,269,000            4.7                 809,000
      $11.94             40,000            2.4                  40,000
      $12.38            559,000            4.5                 257,250
                     ----------          ------          --------------
                      4,689,850            4.9               2,765,100
                     ==========          ======          ==============

        The Company accounts for the stock options issued under the Incentive Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards 123 (“SFAS 123”) “Accounting for Stock-Based Compensation,” the Company’s net income attributable to common stock and earnings per share from continuing operations would have been reduced to the following pro forma amounts:

                                     1998          1999          2000
                                   ---------     ---------     --------
                                   (In thousands, except per share amounts)
      Net income:
          As Reported..........    $ (17,168)    $  (4,669)    $ 38,932
          Pro Forma............      (20,651)       (6,644)      34,832
      Basic earnings per share:
          As Reported..........        (0.71)        (0.19)        1.48
          Pro Forma............        (0.85)        (0.27)        1.32
      Diluted earnings per share:
          As Reported..........                                    1.21
          Pro Forma............                                    1.02

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000, respectively: average risk-free interest rates of 5.3, 5.7 and 6.2 percent; average expected lives of 8.2, 8.8 and 7.8 years; average expected volatility factors of 58.8, 64.2 and 66.4; and no dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company’s Incentive Plans was $2.98 in 1998, $2.86 in 1999 and $5.98 in 2000.

        On December 8, 1997, the Company awarded warrants to purchase up to 1,000,000 shares of the Company’s common stock at $14.00 per share under a five-year joint exploration venture. The warrants become exercisable in increments of 50,000 shares upon the election by the Company to complete a successful exploration well on a prospect generated under the joint exploration venture. Warrants which become exercisable under the exploration venture expire on December 31, 2007. The fair value of each warrant to purchase one share of common stock is estimated at the date of grant at $9.97 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.35 percent; expected life of 10.1 years; expected volatility factor of 51.9 percent; and no dividend yield. Warrants to purchase 150,000, 50,000 and 300,000 shares became vested in 1998, 1999 and 2000, respectively. The estimated value of the warrants which vested in 1998, 1999 and 2000 of $1.5 million, $0.5 million and $3.0 million, respectively, was included as exploration costs in each year.

     Restricted Stock Grants

        Under the Incentive Plans, officers and managerial employees of the Company may be granted a right to receive shares of the Company’s common stock without cost to the employee. The shares vest over a specified period with credit given for past service rendered to the Company. Restricted stock grants for 611,250 shares have been awarded under the Incentive Plans. As of December 31, 2000, 414,375 shares of such awards are vested. A provision for the restricted stock grants is made ratably over the vesting period.

Compensation expense recognized for restricted stock grants for the years ended December 31, 1998, 1999 and 2000 was $7,000, $116,000 and $221,000, respectively.

(7)    Significant Customers

        The Company had sales to one purchaser of crude oil which accounted for 25%, 33%, and 29% of the Company’s oil and gas sales in 1998, 1999 and 2000, respectively. The Company had two purchasers of natural gas which accounted for 17% and 12% of the Company’s oil and gas sales in 1998 and 21% and 11% of the Company’s oil and gas sales in 2000. In 1999, the Company had one purchaser of natural gas which accounted for 20% of the Company’s oil and gas sales.

(8)   Income Taxes

        The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 1999 and 2000 were as follows:

                                                    1999        2000
                                                  --------    --------
                                                    (In thousands)
         Net deferred tax assets (liabilities):
            Property and equipment ............   $(15,804)   $(36,562)
            Net operating loss carryforwards ..     14,993      13,457
            Other carryforwards ...............        550         550
                                                  --------    --------
                                                  $   (261)   $(22,555)
                                                  ========    ========

        The following is an analysis of the consolidated income tax benefit (expense):

                                                    1999        2000
                                                  --------    --------
                                                    (In thousands)
         Current..............................    $  --       $    --
         Deferred ............................      1,517       22,294
                                                  -------      -------
                                                  $ 1,517     $ 22,294
                                                  =======     ========

        There were no differences between income taxes computed using the statutory rate of 35% and the Company’s effective tax rate in 1999 and 2000 of 35%.

        The Company has net operating loss carryforwards of approximately $38.0 million as of December 31, 2000 for income tax reporting purposes which expire in varying amounts from 2009 to 2019.

(9)   Risk Management

        The Company’s market risk exposures relate primarily to commodity prices and interest rates. Therefore, the Company periodically uses commodity price swaps to hedge the impact of natural gas price fluctuations and uses interest rate swaps to hedge interest rates on floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments. These instruments are generally put in place to limit risk of adverse natural gas price or interest rate movements, however, these instruments usually limit future gains from favorable natural gas prices or lower interest rates. Recognition of realized gains or losses in the Consolidated Statements of Operations is deferred until the underlying physical product is purchased or sold. Unrealized gains or losses on derivative financial instruments are not recorded. The cash flow impact of derivative and other financial instruments is reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows.

        As a result of certain hedging transactions for natural gas the Company realized the following gains and losses:

                                      1998      1999       2000
                                    -------   -------    --------
                                            (In thousands)
              Realized Gains....    $   367   $   248    $  --
              Realized Losses...      --       (5,178)      --

        As of December 31, 1999 and 2000, the Company had no open derivative financial instruments held for price risk management.

        The Company periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its long-term debt. Gains and losses attributable to the swap agreements are accounted for as a hedge. Gains from the swap agreements reduced interest expense by $59,000, $169,000 and $988,000 in 1998, 1999 and 2000, respectively. As of December 31, 1999 and 2000, the Company had no open derivative financial instruments held for interest rate management.

(10)    Supplementary Quarterly Financial Data (Unaudited)

                                       First      Second     Third      Fourth     Total
                                     --------    --------   --------   --------   --------
                                             (In thousands, except per share amounts)
1999 -
    Total revenues ...............   $ 19,634    $ 22,676   $ 22,974   $ 26,860   $ 92,144
                                     ========    ========   ========   ========   ========
    Net income (loss) attributable
       to common stock ...........   $ (4,119)   $ (1,384)  $ (1,339)  $  2,173   $ (4,669)
                                     ========    ========   ========   ========   ========
    Net income (loss) per share ..   $  (0.17)   $  (0.06)     (0.05)  $   0.09   $  (0.19)
                                     ========    ========   ========   ========   ========
2000 -
    Total revenues ...............   $ 33,143    $ 38,634   $ 44,987   $ 52,938   $169,702
                                     ========    ========   ========   ========   ========
    Net income attributable
       to common stock ...........   $  4,085    $  7,934   $ 12,135   $ 14,778   $ 38,932
                                     ========    ========   ========   ========   ========
    Net income per share:
       Basic .....................   $   0.16    $   0.31   $   0.47   $   0.52   $   1.48
                                     ========    ========   ========   ========   ========
       Diluted ...................   $   0.14    $   0.25   $   0.37   $   0.44   $   1.21
                                     ========    ========   ========   ========   ========

(11)   Oil and Gas Reserves Information (Unaudited)

        The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company’s reserves are located onshore in or offshore to the continental United States.

        Future prices received for production and future production costs may vary, perhaps significantly, from the prices and costs assumed for purposes of these estimates. There can be no assurance that the proved reserves will be developed within the periods indicated or that prices and costs will remain constant. There can be no assurance that actual production will equal the estimated amounts used in the preparation of reserve projections. In accordance with the Securities and Exchange Commission’s guidelines, the Company’s independent petroleum engineers’ estimates of future net cash flows from the Company’s proved properties and the present value thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties. Average prices used in estimating the future net cash flows were as follows: $24.56 and $26.34 per barrel of oil at December 31, 1999 and 2000, respectively, and $2.51 and $10.51 per Mcf of natural gas at December 31, 1999 and 2000, respectively.

        There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and estimates of other engineers might differ materially from those shown below. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Results of drilling, testing and production after the date of the estimate may justify revisions. Accordingly, reserve estimates are often materially different from the quantities of oil and gas that are ultimately recovered. Reserve estimates are integral in management’s analysis of impairments of oil and gas properties and the calculation of depreciation, depletion and amortization on those properties.

        The following unaudited table sets forth proved oil and gas reserves at December 31, 1998, 1999 and 2000:

                                         1998                    1999                    2000
                                 --------------------    --------------------    --------------------
                                    Oil        Gas         Oil         Gas         Oil         Gas
                                  (MBbls)     (MMcf)     (MBbls)      (MMcf)     (MBbls)      (MMcf)
                                 --------    --------    --------    --------    --------    --------
Proved Reserves:
Beginning of year ..............   20,927     240,117      20,245     250,402      19,467     258,121
Revisions of previous
     estimates .................   (3,284)     12,025      (1,695)    (14,272)     (1,725)      1,205
Extensions and discoveries .....    5,173      24,973       3,029      39,534       1,599      54,574
Purchases of minerals in place..     --          --            16       6,329         416      11,059
Sales of minerals in place .....     --          --          --          --          (499)       (134)
Production .....................   (2,571)    (26,713)     (2,128)    (23,872)     (1,807)    (26,990)
                                 --------    --------    --------    --------    --------    --------
End of year ....................   20,245     250,402      19,467     258,121      17,451     297,835
                                 ========    ========    ========    ========    ========    ========
Proved Developed Reserves:
Beginning of year ..............   16,635     188,102      16,585     182,955      14,379     184,123
                                 ========    ========    ========    ========    ========    ========
End of year ....................   16,585     182,955      14,379     184,123      12,290     200,349
                                 ========    ========    ========    ========    ========    ========

        The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 1999 and 2000:

                                                              1999           2000
                                                           -----------    -----------
                                                                   (In thousands)
Cash Flows Relating to Proved Reserves:
     Future Cash Flows ................................... $ 1,124,796    $ 3,590,711
     Future Costs:
         Production ......................................    (250,068)      (527,939)
         Development .....................................     (80,519)      (126,904)
                                                           -----------    -----------
     Future Net Cash Flows Before Income Taxes ...........     794,209      2,935,868
     Future Income Taxes .................................    (144,048)      (825,033)
                                                           -----------    -----------
     Future Net Cash Flows ...............................     650,161      2,110,835
     10% Discount Factor .................................    (181,448)      (822,071)
                                                           -----------    -----------
Standardized Measure of Discounted Future Net Cash Flows.. $   468,713    $ 1,288,764
                                                           ===========    ===========

        The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 1998, 1999 and 2000:

                                                           1998         1999          2000
                                                       -----------   ----------    ----------
                                                                    (In thousands)
Standardized Measure, Beginning of Year ............   $  418,276    $  304,993    $  468,713
  Net Change in Sales Price, Net of Production Costs     (146,742)      179,042     1,141,880
  Development Costs Incurred During the Year Which
     Were Previously Estimated .....................       20,361         5,303        17,340
  Revisions of Quantity Estimates ..................       (7,391)      (35,727)      (44,256)
  Accretion of Discount ............................       45,956        30,531        51,506
  Changes in Future Development Costs ..............      (19,318)         (437)      (41,525)
  Changes in Timing and Other ......................      (39,805)       (2,271)     (166,410)
  Extensions and Discoveries .......................       60,906        91,911       375,632
  Purchases of Reserves in Place ...................         --           7,787        62,621
  Sales of Reserves in Place .......................         --            --          (3,355)
  Sales, Net of Production Costs ...................      (68,214)      (66,389)     (139,643)
  Net Changes in Income Taxes ......................       40,964       (46,030)     (433,739)
                                                       ----------    -----------   ----------
Standardized Measure, End of Year ..................   $  304,993    $  468,713    $1,288,764
                                                       ===========   ==========    ==========

EXHIBIT INDEX

Exhibit No.                           Description                         Page
--------------      ----------------------------------------------      --------
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
     4.1            Rights  Agreement  dated as of  December  14,
                    2000, by and between the Company and American
                    Stock Transfer and Trust  Company,  as Rights
                    Agent  (incorporated  herein by  reference to
                    Exhibit  1  to  the  Company's   Registration
                    Statement  on  Form  8-A  dated  January  11,
                    2001).
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
     4.3            Stock Purchase Agreement dated April 29, 1999
                    between the  Company  and certain  purchasers
                    (incorporated  herein by reference to Exhibit
                    10.1 to the Company's  Current Report on Form
                    8-K dated April 29, 1999).
     4.4            Certificate of  Designation,  Preferences and
                    Rights  of  Series  B  Junior   Participating
                    Preferred  Stock   (incorporated   herein  by
                    reference   to  Exhibit  2  to  the   Company
                    Registration  Statement  on  Form  8-A  dated
                    January 11, 2001.
     4.5            Indenture dated as April 29, 1999 between the
                    Company  and U.S.  Trust  Company  of  Texas,
                    N.A.,  Trustee for the  $150,000,000  11 1/4%
                    Senior Notes due 2007 (incorporated herein by
                    reference  to Exhibit  10.5 to the  Company's
                    Current  Report on Form 8-K  dated  April 29,
                    1999).
    10.1            Amended and Restated  Credit  Agreement dated
                    as of November 7, 2000,  between the Company,
                    the Banks Party  thereto and Bank One, NA, as
                    Administrative    Agent,   Toronto   Dominion
                    (Texas),   Inc.,  as  Syndication  Agent  and
                    Paribas, as Documentation Agent (incorporated
                    herein by  reference  to Exhibit  10.1 to the
                    Company's  Quarterly Report on Form 10- Q for
                    the quarter ended September 30, 2000).

                              E - 1

Exhibit No.                           Description                         Page
--------------      ----------------------------------------------      --------
    10.2#           Employment  Agreement  dated May 16, 2000, by
                    and  between  the  Company and M. Jay Allison
                    (incorporated  herein by reference to Exhibit
                    10.4 to the  Company's  Quarterly  Report  on
                    Form  10-Q  for the  quarter  ended  June 30,
                    2000).

    10.3#           Employment  Agreement  dated May 16, 2000, by
                    and  between  the Company and Roland O. Burns
                    (incorporated  herein by reference to Exhibit
                    10.5 to the  Company's  Quarterly  Report  on
                    Form  10-Q  for the  quarter  ended  June 30,
                    2000).
    10.4#           Comstock   Resources,   Inc.  1999  Long-term
                    Incentive   Plan   (incorporated   herein  by
                    reference  to Exhibit  10.1 to the  Company's
                    Quarterly Report on Form 10-Q for the quarter
                    ended June 30, 1999).
    10.5#           Form of Nonqualified  Stock Option  Agreement
                    between the Company and certain  officers and
                    directors of the Company (incorporated herein
                    by reference to Exhibit 10.2 to the Company's
                    Quarterly  Report  on Form  10-Q for the year
                    ended June 30, 1999).
   10.6#            Form of Restricted  Stock  Agreement  between
                    the  Company  and  certain  officers  of  the
                    Company  (incorporated herein by reference to
                    Exhibit  10.3  to  the  Company's   Quarterly
                    Report  on Form  10-Q for the  quarter  ended
                    June 30, 1999).
   10.7             Warrant  Agreement  dated December 9, 1997 by
                    and  between  the  Company  and  Bois  d' Arc
                    Resources  (incorporated  herein by reference
                    to  Exhibit  10.10  to the  Company's  Annual
                    Report  on  Form  10-K  for  the  year  ended
                    December 31, 1997).
   10.8             Joint Exploration Agreement dated December 8,
                    1997 by and  between  the Company and Bois d'
                    Arc   Resources   (incorporated   herein   by
                    reference to Exhibit  10.11 to the  Company's
                    Annual  Report  on Form  10- K for  the  year
                    ended December 31, 1997).
   10.9             Office Lease  Agreement dated August 12, 1997
                    between  the  Company  and Briar  Center  LLC
                    (incorporated by reference to Exhibit 10.2 to
                    the Company's  Quarterly  Report on Form 10-Q
                    for the quarter ended September 30, 1997).
   21*              Subsidiaries of the Company.                            E-3
   23*              Consent of Arthur Andersen LLP.                         E-4

*Filed herewith.
# Management contract or compensatory plan document.

                              E - 2