Form 10-Q
period 2001-03-31
COMSTOCK RESOURCES INC
filed 2001-05-10
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

|_|              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

Commission file No. 0-16741

COMSTOCK RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	94-1667468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer (Identification Number)

5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034
(Address of principal executive offices)

(972) 668-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |_|

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as May 10, 2001 was 29,157,673 outstanding

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2001

INDEX

                                                                          Page
PART I. Financial Informtion

Item 1. Financial Statements:

        Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000..............................4
        Consolidated Statements of Operations -
             Three Months ended March 31, 2001 and 2000........................5
        Consolidated Statement of Stockholders' Equity -
             Three Months ended March 31, 2001.................................6
        Consolidated Statements of Cash Flows -

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................12

Item 3. Quantitative and Qualitative Disclosure About Market Risks............15

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K......................................16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                ASSETS

                                                                      March 31,   December 31,
                                                                        2001          2000
                                                                      ---------    ---------
                                                                     (Unaudited)
                                                                          (In thousands)
Cash and Cash Equivalents .........................................   $   4,316    $   7,105
Accounts Receivable:
    Oil and gas sales .............................................      35,167       34,637
    Joint interest operations .....................................       2,930        4,574
Other Current Assets ..............................................       3,141        2,842
                                                                      ---------    ---------
           Total current assets ...................................      45,554       49,158
Property and Equipment:
    Unevaluated oil and gas properties ............................       5,891        5,206
    Oil and gas properties, successful efforts method .............     681,946      659,505
    Other .........................................................       2,597        2,589
    Accumulated depreciation, depletion and amortization ..........    (241,147)    (232,387)
                                                                      ---------    ---------
           Net property and equipment .............................     449,287      434,913
Other Assets ......................................................       5,591        5,859
                                                                      ---------    ---------
                                                                      $ 500,432    $ 489,930
                                                                      =========    =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt .................................   $    --      $     101
Accounts Payable and Accrued Expenses .............................      55,321       45,544
                                                                      ---------    ---------
            Total current liabilities .............................      55,321       45,645
Long-Term Debt, less current portion ..............................     199,000      234,000
Deferred Taxes Payable ............................................      32,883       22,555
Reserve for Future Abandonment Costs ..............................       7,557        7,557
Stockholders' Equity:
    Preferred stock--$10.00 par, 5,000,000 shares authorized,
      1,757,310 shares outstanding ................................      17,573       17,573
    Common stock--$0.50 par, 50,000,000 shares authorized,
      29,157,673 and 28,837,755 shares outstanding at
      March 31, 2001 and December 31, 2000, respectively ..........      14,579       14,419
    Additional paid-in capital ....................................     131,600      129,896
    Retained earnings .............................................      42,907       19,329
    Deferred compensation-restricted stock grants .................        (988)      (1,044)
                                                                      ---------    ---------
            Total stockholders' equity ............................     205,671      180,173
                                                                      ---------    ---------
                                                                      $ 500,432    $ 489,930
                                                                      =========    =========

                         The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                           2001          2000
                                                         --------      --------
                                                          (In thousands, except
                                                             per share amounts)
Revenues:
     Oil and gas sales .............................     $ 67,399      $ 33,071
     Other income ..................................          147            72
                                                         --------      --------
              Total revenues .......................       67,546        33,143
                                                         --------      --------
Expenses:
     Oil and gas operating .........................        9,500         7,386
     Exploration ...................................        2,831          --
     Depreciation, depletion and amortization ......       11,999        11,712
     General and administrative, net ...............          829           495
     Interest ......................................        5,505         6,215
                                                         --------      --------
              Total expenses .......................       30,664        25,808
                                                         --------      --------
Income before income taxes .........................       36,882         7,335
Income tax expense .................................      (12,909)       (2,567)
                                                         --------      --------
Net income .........................................       23,973         4,768
Preferred stock dividends ..........................         (395)         (683)
                                                         --------      --------
Net income attributable to common stock ............     $ 23,578      $  4,085
                                                         ========      ========
Net income per share:
     Basic .........................................     $   0.81      $   0.16
                                                         ========      ========
     Diluted .......................................     $   0.68      $   0.14
                                                         ========      ========
Weighted average shares outstanding:
     Basic .........................................       29,001        25,375
                                                         ========      ========
     Diluted .......................................       35,074        33,153
                                                         ========      ========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months March 31, 2001
(Unaudited)

                                                                           Deferred
                                                       Additional           Compensation-
                                 Preferred   Common     Paid-In    Retained  Restricted
                                   Stock      Stock     Capital    Earnings Stock Grants   Total
                                  --------   --------   --------   --------   --------    --------
                                                             (In thousands)
Balance at December 31, 2000 ...  $ 17,573   $ 14,419   $129,896   $ 19,329   $ (1,044)   $180,173
  Restricted stock grants ......      --         --         --         --           56          56
  Value of stock options issued
     for exploration prospect...      --         --          997       --         --           997
  Issuances of common stock ....      --          160        707       --         --           867
  Net income attributable to
     common stock ..............      --         --         --       23,578       --        23,578
                                  --------   --------   --------   --------   --------    --------
Balance at March 31, 2001 ......  $ 17,573   $ 14,579   $131,600   $ 42,907   $   (988)   $205,671
                                  ========   ========   ========   ========   ========    ========

                         The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                            2001        2000
                                                          --------    --------
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................   $ 23,973    $  4,768
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Compensation paid in common stock ................         56          56
     Exploration ......................................      2,831        --
     Depreciation, depletion and amortization .........     11,999      11,712
     Deferred income taxes ............................     10,328       2,568
     Gain on sale of properties .......................        (12)       --
                                                          --------    --------
       Working capital provided by operations .........     49,175      19,104
   Decrease (increase) in accounts receivable .........      1,114      (2,011)
   Increase in other current assets ...................       (299)       (766)
   Increase in accounts payable and accrued expenses ..      9,777         839
                                                          --------    --------
       Net cash provided by operating activities ......     59,767      17,166
                                                          --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..................         46          13
   Capital expenditures and acquisitions ..............    (27,973)    (29,377)
                                                          --------    --------
       Net cash used for operating activities .........    (27,927)    (29,364)
                                                          --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .........................................       --        10,000
   Proceeds from issuance of common stock .............        867        --
 Principal payments on debt .........................    (35,101)     (4,098)
   Dividends paid on preferred stock ..................       (395)       (683)
                                                          --------    --------
   Net cash provided by (used for) financing activities    (34,629)      5,219
                                                          --------    --------
       Net decrease in cash and cash equivalents ......     (2,789)     (6,979)
       Cash and cash equivalents, beginning of period .      7,105       7,648
                                                          --------    --------
       Cash and cash equivalents, end of period .......   $  4,316    $    669
                                                          ========    ========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

(1)     SIGNIFICANT ACCOUNTING POLICIES -

        Basis of Presentation -

        In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the “Company”) as of March 31, 2001 and the related results of operations and cash flows for the three months ended March 31, 2001 and 2000.

        The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      The results of operations for the three months ended March 31, 2001 are not necessarily an indication of the results expected for the full year.

     Supplementary Information with Respect to the Statements of Cash Flows -

                                                    For the Three Months
                                                        Ended March 31,
                                                         2001     2000
                                                        ------   ------
                                                        (In thousands)
         Cash Payments -
               Interest payments .....................  $1,373   $2,001
               Income tax payments ...................     243     --

         Noncash Investing and Financing Activities -
               Value of vested stock options
                    under exploration joint venture...  $  997   $  498

        Income Taxes-

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        Earnings Per Share -

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 were determined as follows:

                                              For the Three Months Ended March 31,
                                   -----------------------------------------------------------------
                                                2001                              2000
                                   -------------------------------    ------------------------------
                                                            Per                                Per
                                    Income      Shares     Share       Income     Shares      Share
                                   --------    --------   --------    --------   --------   --------
                                               (amounts in thousands execpt per share data)
Basic Earnings Per Share:
 Income ........................   $ 23,973      29,001               $  4,768    25,375
 Less Preferred Stock
     Dividends .................       (395)       --                     (683)     --
                                   --------    --------               --------   -------
 Net Income Available
     to Common Stockholders ....     23,578      29,001   $   0.81       4,085    25,375    $   0.16
                                                          ========                          ========

Diluted Earning Per Share:
 Effect of Dilutive Securities:
     Stock Options .............                  1,679                              278
     Convertible Preferred Stock        395       4,393                    683     7,500
                                   --------    --------               --------    ------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions .....   $ 23,973      35,073   $   0.68    $  4,768    33,153   $   0.14
                                   ========    ========   ========    ========   =======   ========

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(2)        LONG-TERM DEBT -

        As of March 31, 2001 long-term debt is comprised of the following:

                                                (In thousands)
             Revolving Bank Credit Facility.......  $ 49,000
             11 1/4% Senior Notes due 2007........   150,000
                                                    --------
                                                     199,000
                                                    --------
             Less current portion ................     --
                                                    --------
                                                    $199,000
                                                    ========

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

        The Company has $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) outstanding as of March 31, 2001 and 2000. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company’s principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. ( a Nevada corporation) as of March 31, 2001, and the related consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Comstock Resources, Inc. as of December 31, 2000, and, in our report dated February 16, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

             ARTHUR ANDERSEN LLP

May 8, 2001
   Dallas, Texas

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                                          Three Months Ended
                                                                 March 31,
                                                            2001          2000
                                                           -------       -------
Net Production Data:
  Oil (Mbbls) ......................................           415           494
  Natural gas (MMcf) ...............................         7,451         6,810
  Natural gas equivalent (Mmcfe) ...................         9,942         9,774
Average Sales Price:
  Oil (per Bbl) ....................................       $ 28.19       $ 29.00
  Natural gas (per Mcf) ............................          7.47          2.75
  Average equivalent price (per Mcfe) ..............          6.78          3.38
Expenses ($ per Mcfe):
  Oil and gas operating(1) .........................       $  0.96       $  0.76
  General and administrative .......................          0.08          0.05
  Depreciation, depletion and amortization(2) ......          1.17          1.16
Cash Margin ($ per Mcfe)(3) ........................       $  5.74       $  2.57

(1)   Includes lease operating costs and production and advalorem taxes.
(2)   Represents depreciation, depletion and amortization of oil and gas properties only.
(3)   Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

        Revenues -

        The Company’s oil and gas sales increased $34.3 million (104%) in the first quarter of 2001, to $67.4 million, the highest level in the Company’s history, from $33.1 million in 2000‘s first quarter due to a significant increase to the Company’s realized natural gas prices combined with a 2% increase in oil and gas production. Comstock’s average natural gas price increased by 172% in the first quarter 2001 as compared to 2000 while its average first quarter oil price decreased by 3% in 2001 as compared to 2000‘s first quarter. Production in the first quarter of 2001 increased 7% over production in the fourth quarter of 2000 of 9.3 Bcfe and 2% over production in the first quarter of 2000 of 9.8 Bcfe.

        Other income increased to $147,000 in the first quarter of 2001 as compared to $72,000 in 2000‘s first quarter primarily due to an increase in transportation fee income received by the Company in 2001.

        Costs and Expenses -

        Oil and gas operating expenses, including production taxes, increased $2.1 million (29%) to $9.5 million in the first quarter of 2001 from $7.4 million in the first quarter of 2000. Oil and gas operating expenses per equivalent Mcf produced increased $0.20 to $0.96 in the first quarter of 2001 from $0.76 in the first quarter of 2000 due to higher production taxes as a result of the significantly higher natural gas prices as well as an additional $0.15 per Mcf charge that the Company has had to pay to process natural gas production from the Double A Wells field beginning January 1, 2001 due to the rise in natural gas prices which made processing natural gas uneconomical.

        In the first quarter of 2001, the Company had a $2.8 million provision for exploration expense as compared to no provision for exploration in 2000‘s first quarter. The provision in the first quarter of 2001 primarily relates to the cost of two offshore exploration dry holes drilled in the first quarter.

        Depreciation, depletion and amortization (“DD&A”) increased $287,000 (2%) to $12.0 million in the first quarter of 2001 from $11.7 million in the first quarter of 2000 due to the 2% increase in oil and natural gas production. DD&A per equivalent Mcf produced increased by $0.01 to $1.17 for the three months ended March 31, 2001 from $1.16 for the three months ended March 31, 2000.

        General and administrative expenses, which are reported net of overhead reimbursements, of $829,000 for the first quarter of 2001 were 67% higher than general and administrative expenses of $495,000 for the first quarter of 2000 due primarily to an increase in personnel costs in 2001.

        Interest expense decreased $710,000 (11%) to $5.5 million for the first quarter of 2001 from $6.2 million for the first quarter of 2000. The decrease is attributable to lower borrowings outstanding under the Company’s bank credit facility. The average outstanding balance under the bank credit facility decreased to $70.5 million in the first quarter of 2001 as compared to $111.2 million in the first quarter of 2000. The weighted average annual interest rate for the Company’s debt under the bank credit facility also decreased to 7.2% for the first quarter of 2001 as compared to 7.3% for the same period in 2000.

        The Company reported net income of $23.6 million for the three months ended March 31, 2001, as compared to net income of $4.1 million for the three months ended March 31, 2000. Net income per share for the first quarter was $0.68 on weighted average diluted shares outstanding of 35.1 million as compared to net income per share of $0.14 for the first quarter of 2000 on weighted average diluted shares outstanding of 33.2 million.

Liquidity and Capital Resources

        Funding for the Company’s activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first three months of 2001, the Company’s net cash flow provided by operating activities totaled $49.2 million, before changes to other working capital accounts. The Company’s primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first three months of 2001, the Company incurred capital expenditures of $28.0 million primarily for development and exploration activities and reduced amounts outstanding under its bank credit facility by $35.0 million.

         The following table summarizes the Company's capital expenditure activity for the three months ended March 31, 2001 and 2000:

                                                Three Months Ended
                                                    March 31,
                                                 2001      2000
                                                -------   -------
                                                  (In thousands)

               Acquisitions .................   $  --     $ 6,980
               Other leasehold costs ........     1,139     1,697
               Development drilling .........    11,878    12,403
               Exploratory drilling .........    13,173     4,419
               Offshore production facilities       107       273
               Workovers and recompletions ..     1,634     3,539
               Other ........................        42        66
                                                -------   -------
                                                $27,973   $29,377
                                                =======   =======

        The timing of most of the Company’s capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the three months ended March 31, 2001 and 2000, the Company spent $27.9 million and $22.3 million, respectively, on development and exploration activities. The Company expects to spend an additional $72.0 million on development and exploration projects in the last three quarters of 2001. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

        The Company did not make any acquisitions in the first quarter of 2001 as compared to $7.0 million spent on acquisition activities in the first quarter of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates, oil and gas prices and other market conditions.

        The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company’s assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and gas properties. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company’s oil and gas properties and changes in oil and gas prices. The determination of the Company’s borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the “corporate base rate” plus 0.25% to 1.0%. The Company’s average rate under the bank credit facility as of March 31, 2001 has fallen to 6.3%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

        The Company’s business is impacted by fluctuations in crude oil and natural gas commodity prices and interest rates. The following discussion is intended to identify the nature of these market risks, describe the Company’s strategy for managing such risks, and to quantify the potential affect of market volatility on the Company’s financial condition and results of operations.

Oil and Natural Gas Prices

        The Company’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company’s financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company’s ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company’s financial condition, results of operations and capital resources. Based on the Company’s volume of oil and gas production in the first quarter of 2001, a $1.00 change in the price per barrel of oil would result in a change in the Company’s cash flow for such period of approximately $400,000 and a $1.00 change in the price per Mcf of natural gas would result in a change in the Company’s cash flow of approximately $7.8 million.

        The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first quarter of 2001 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

        The Company’s outstanding long-term debt under its bank credit facility of $49.0 million at March 31, 2001 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company’s results of operations and cash flow. As of March 31, 2001, the Company had no open interest rate swap agreements in place. On April 30, 2001 the Company has entered into interest rate swap agreements to hedge the impact of interest rate changes on a portion of its floating rate debt. The interest rate swap agreement is a notional amount of $25.0 million which fixed the LIBOR rate at an average rate of 4.5% for the one year.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits

      None

b.     Reports on Form 8-K

     There were no current reports on Form 8-K filed during the first quarter of 2001 and to the date of this filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date May 10, 2001	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date May 10, 2001	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)