Form 10-Q
period 2001-06-30
COMSTOCK RESOURCES INC
filed 2001-08-13
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

OR

|  |              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

(972) 668-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as of August 13, 2001 was 29,383,915.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2001

INDEX

                                                                          Page
PART I. Financial Informtion

Item 1. Financial Statements:

       Consolidated Balance Sheets -
            June 30, 2001 and December 31, 2000................................4
       Consolidated Statements of Operations -
            Three Months and Six Months ended June 30, 2001 and 2000...........5
       Consolidated Statement of Stockholders' Equity -
            Six Months ended June 30, 2001.....................................6
       Consolidated Statements of Cash Flows -

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................13

Item 3. Quantitative and Qualitative Disclosure About Market Risks............17

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders...................18

Item 6. Exhibits and Reports on Form 8-K......................................18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                     June 30,   December 31,
                                                                       2001         2000
                                                                    ---------    ---------
                                                                   (Unaudited)
                                                                        (In thousands)
Cash and Cash Equivalents .......................................   $     452    $   7,105
Accounts Receivable:
  Oil and gas sales .............................................      27,397       34,637
  Joint interest operations .....................................       3,686        4,574
Other Current Assets ............................................       2,871        2,842
                                                                    ---------    ---------
     Total current assets .......................................      34,406       49,158
Property and Equipment:
  Unevaluated oil and gas properties ............................      11,143        5,206
  Oil and gas properties, successful
         efforts method .........................................     707,295      659,505
  Other .........................................................       2,606        2,589
Accumulated depreciation, depletion
         and amortization .......................................    (252,926)    (232,387)
                                                                    ---------    ---------
     Net property and equipment .................................     468,118      434,913
Other Assets ....................................................       5,324        5,859
                                                                    ---------    ---------
                                                                    $ 507,848    $ 489,930
                                                                    =========    =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long_Term Debt ...............................   $     605    $     101
Accounts Payable and Accrued Expenses ...........................      46,033       45,544
                                                                    ---------    ---------
     Total current liabilities ..................................      46,638       45,645
Long_Term Debt, less current portion ............................     196,000      234,000
Deferred Taxes Payable ..........................................      38,413       22,555
Reserve for Future Abandonment Costs ............................       7,557        7,557
Stockholders' Equity:
  Preferred stock--$10.00 par, 5,000,000 shares
         authorized,1,757,310 shares outstanding ................      17,573       17,573
Common stock--$0.50 par, 50,000,000 shares authorized,
  29,381,193 and 28,837,755 shares outstanding at
  June 30, 2001 and December 31, 2000, respectively .............      14,691       14,419
Additional paid_in capital ......................................     132,631      129,896
Retained earnings ...............................................      55,346       19,329
Deferred compensation-restricted stock grants ...................        (932)      (1,044)
Accumulated other comprehensive loss ............................         (69)        --
                                                                    ---------    ---------
    Total stockholders' equity ..................................     219,240      180,173
                                                                    ---------    ---------
                                                                    $ 507,848    $ 489,930
                                                                    =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months               Six Months
                                         Ended June 30,            Ended June 30,
                                       2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
                                          (In thousands, except per share amounts)
Revenues:
  Oil and gas sales .............   $  46,454    $  38,569    $ 113,853    $  71,640
  Other income ..................         121           65          268          137
                                    ---------    ---------    ---------    ---------
      Total revenues ............      46,575       38,634      114,121       71,777
                                    ---------    ---------    ---------    ---------

Expenses:
  Oil and gas operating .........       8,314        7,218       17,814       14,604
  Exploration ...................         477          787        3,308          787
  Depreciation, depletion and
         amortization ...........      12,078       10,454       24,077       22,166
  General and administrative, net         998          700        1,827        1,195
  Interest ......................       4,956        6,218       10,461       12,433
                                    ---------    ---------    ---------    ---------
      Total expenses ............      26,823       25,377       57,487       51,185
                                    ---------    ---------    ---------    ---------
Income before income taxes ......      19,752       13,257       56,634       20,592
Income tax expense ..............      (6,913)      (4,641)     (19,822)      (7,208)
                                    ---------    ---------    ---------    ---------
Net income ......................      12,839        8,616       36,812       13,384
Preferred stock dividends .......        (400)        (682)        (795)      (1,365)
                                    ---------    ---------    ---------    ---------
Net income attributable
     to common stock ............   $  12,439    $   7,934    $  36,017    $  12,019
                                    =========    =========    =========    =========
Net income per share:
  Basic ..........................  $    0.43    $    0.31    $    1.24    $    0.47
                                    =========    =========    =========    =========
  Diluted ........................  $    0.37    $    0.25    $    1.05    $    0.40
                                    =========    =========    =========    =========
Weighted average shares outstanding:
  Basic ..........................    29,252        25,459       29,127       25,417
                                    =========    =========    =========    =========
  Diluted ........................    34,902        33,967       34,967       33,636
                                    =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2001
(Unaudited)

                                                          Additional             Compensation-    Other
                                  Preferred   Common       Paid-In     Retained   Restricted   Comprehensive
                                    Stock       Stock      Capital     Earnings  Stock Grants      Loss         Total
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------
                                                                       (In thousands)

Balance at December 31, 2000 ..   $  17,573   $  14,419   $ 129,896   $  19,329   $  (1,044)   $    --      $ 180,173
  Restricted stock grants .....        --          --          --          --           112         --            112
  Value of stock options issued
     for exploration prospects         --          --           997        --          --           --            997
  Exercise of stock options ...        --           272       1,738        --          --           --          2,010
  Net income attributable to
     common stock .............        --          --          --        36,017        --           --         36,017
  Unrealized hedge losses .....        --          --          --          --          --            (69)         (69)
                                  ---------   ---------   ---------   ---------   ---------    ---------    ---------
Balance at June 30, 2001 ......   $  17,573   $  14,691   $ 132,631   $  55,346   $    (932)   $     (69)   $ 219,240
                                  =========   =========   =========   =========   =========    =========    ==========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Ended June 30,
                                                                        2001        2000
                                                                      --------    --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................   $ 36,812    $ 13,384
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Compensation paid in common stock ............................        112         112
     Exploration ..................................................      3,308         787
     Depreciation, depletion and amortization .....................     24,077      22,166
     Deferred income taxes ........................................     15,858       7,208
     Gain on sale of properties ...................................        (12)       --
                                                                      --------    --------
         Working capital provided by operations ...................     80,155      43,657
   Decrease (increase) in accounts receivable .....................      8,128      (6,147)
   Increase in other current assets ...............................        (29)       (725)
   Increase (decrease) in accounts payable and
     accrued expenses .............................................        420      (3,118)
                                                                      --------    --------
         Net cash provided by operating activities ................     88,674      33,667
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..............................         46          13
   Capital expenditures and acquisitions ..........................    (59,092)    (45,471)
                                                                      --------    --------
         Net cash used for operating activities                        (59,046)    (45,458)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .....................................................      8,730      14,408
   Proceeds from common stock issuance ............................      2,010         601
   Principal payments on debt .....................................    (46,226)     (8,208)
   Preferred stock dividends paid .................................       (795)     (1,365)
                                                                      --------    --------
   Net cash provided by financing activities ......................    (36,281)      5,436
                                                                      --------    --------
         Net decrease in cash and cash equivalents.................     (6,653)     (6,355)
         Cash and cash equivalents, beginning of period............      7,105       7,648
                                                                      --------    --------
         Cash and cash equivalents, end of period..................   $    452    $  1,293
                                                                      ========    ========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

(1)      SIGNIFICANT ACCOUNTING POLICIES -

         Basis of Presentation -

         In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries(the “Company”) as of June 30, 2001 and the related results of operations for the three months and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000.

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

         The results of operations for the six months ended June 30, 2001 are not necessarily an indication of the results expected for the full year.

         Supplementary Information with Respect to the Statements of Cash Flows -

                                                 Ended June 30,
                                                 2001      2000
                                               -------   -------
                                                  (In thousands)
Cash Payments -
     Interest payments .....................   $10,680   $12,491
     Income tax payments ...................       243      --

Noncash Investing and Financing Activities -
     Value of vested stock options
          under exploration joint venture ..       997       997

         Income Taxes-

       Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

         Earnings Per Share -

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the six months ended June 30, 2001 and 2000 were determined as follows:

                                                 For the Three Months Ended June 30,
                                   -----------------------------------------------------------------
                                                 2001                                 2000
                                   -------------------------------    ------------------------------
                                     Net                    Per         Net                   Per
                                    Income      Shares     Share       Income      Shares    Share
                                   --------    --------  ---------    --------    -------   -------
                                                 (Amounts in thousands except per share data)

Basic Earnings Per Share:
 Income ........................   $ 12,839      29,252               $  8,616     25,459
 Less Preferred Stock
     Dividends .................       (400)       --                     (682)       --
                                   --------    --------               --------    -------
 Net Income Available
     to Common Stockholders ....     12,439      29,252   $   0.43    $  7,934     25,459   $   0.31
                                                          ========                          ========
Diluted Earning Per Share:
 Effect of Dilutive Securities:
     Stock Options .............       --         1,257                  --        1,008
     Convertible Preferred Stock        400       4,393                    682     7,500
                                   --------    --------               --------    -------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions .....   $ 12,839      34,902   $   0.37    $  8,616     33,967   $   0.25
                                   ========    ========   ========    ========    =======   ========

                                                 For the Six Months Ended June 30,
                                   -----------------------------------------------------------------
                                                 2001                                 2000
                                   -------------------------------    ------------------------------
                                     Net                    Per         Net                   Per
                                    Income      Shares     Share       Income      Shares    Share
                                   --------    --------  ---------    --------    -------   -------
                                                 (Amounts in thousands except for per share data)
Basic Earnings Per Share:
 Income ........................   $ 36,812      29,127               $ 13,384     25,417
 Less Preferred Stock
     Dividends .................       (795)       --                   (1,365)       --
                                   --------    --------               --------    -------
 Net Income Available
     to Common Stockholders ....     36,017      29,127   $   1.24    $ 12,019     25,417   $   0.47
                                                          ========                          ========
Diluted Earning Per Share:
 Effect of Dilutive Securities:
     Stock Options .............       --         1,447                  --           719
     Convertible Preferred Stock        795       4,393                  1,365      7,500
                                   --------    --------               --------    -------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions .....   $ 36,812      34,967   $   1.05    $ 13,384     33,636   $   0.40
                                   ========    ========   ========    ========    =======   ========

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

         Derivative Instruments and Hedging Activities -

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

        The Company periodically uses derivatives to hedge floating interest rates and oil and gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. As of June 30, 2001 the Company has an interest rate swap with a notional amount of $25.0 million which fixed the LIBOR rate at 4.5% through April 30, 2002. This derivative instrument hedges future interest payments on a portion of the Company’s bank credit facility. The fair value of this derivative instrument as of June 30, 2001 is a liability of $106,000 which is reflected in the accompanying consolidated balance sheet.

(2)         LONG-TERM DEBT -

         As of June 30, 2001 long-term debt is comprised of the following:

                                                 (In thousands)

                  Revolving Bank Credit Facility   $  46,000
                  11 1/4% Senior Notes due 2007      150,000
                  Other ........................         605
                                                   ---------
                                                     196,605
                  Less current portion .........        (605)
                                                   ---------
                                                   $ 196,000
                                                   =========

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        The Company has $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) outstanding as of June 30, 2001. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company’s principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

(3)        EXPLORATION JOINT VENTURE -

        On July 31, 2001 the Company entered into a new exploration agreement with Bois d’Arc Offshore, Ltd. and its principals (“Bois d’Arc”) which replaces the exploration agreement between the Company and Bois d’Arc entered into on December 8, 1997. The 2001 Exploration Agreement establishes a joint exploration venture between the Company and Bois d’Arc covering the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. The new venture is effective April 1, 2001 and will end on December 31, 2006. Under the joint venture, Bois d’Arc will generate exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in this region. The Company will advance funds for the acquisition of 3-D seismic data and leases as needed. After a prospect is identified, Comstock will be reimbursed for the costs that were advanced and will be entitled to a 40% non-promoted working interest in each prospect. Bois d’Arc will have the opportunity to earn warrants to purchase up to 1,620,000 shares of the common stock of the Company. Warrants to purchase 60,000 shares are earned by Bois d’Arc for each prospect which results in a successful discovery. The exercise price on the new warrants will be determined based on the current market price for the Company’s common stock on a semiannual basis each year that the venture is in operation.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) as of June 30, 2001, and the related consolidated statements of operations for the six-month and three-month periods ended June, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

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

Dallas, Texas
   August 8, 2001

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                                 2001      2000       2001      2000
                                                -------   -------    -------   -------
Net Production Data:
  Oil (Mbbls) ...............................       398       443       813        937
  Natural gas (Mmcf) ........................     7,095     6,869    14,546     13,679
  Natural gas equivalent (Mmcfe) ............     9,482     9,527    19,424     19,300
Average Sales Price:
  Oil (per Bbl) .............................   $ 26.94   $ 28.55   $ 27.58    $ 28.79
  Natural gas (per Mcf) .....................      5.04      3.77      6.29       3.27
  Average equivalent price (per Mcfe) .......      4.90      4.05      5.86       3.71
Expenses ($ per Mcfe):
  Oil and gas operating(1) ..................   $  0.88   $  0.76   $  0.92    $  0.76
  General and administrative ................      0.11      0.07      0.09       0.06
  Depreciation, depletion and amortization(2)      1.23      1.06      1.20       1.11
Cash Margin ($ per Mcfe)(3) .................   $  3.92   $  3.22   $  4.85       2.89

(1)     Includes lease operating costs and production and ad valorem taxes.
(2)     Represents depreciation, depletion and amortization of oil and gas properties only.
(3)     Represents average equivalent price per Mcfe less oil an gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

        Revenues -

        Sales of oil and natural gas increased $7.9 million (20%) in the second quarter of 2001 to $46.5 million, from $38.6 million in 2000‘s second quarter. The 20% increase in sales is attributable to the higher natural gas prices in 2001. The Company’s average second quarter gas price increased by 34% in 2001 while its average oil price decreased by 6%. Natural gas production increased by 3% in the second quarter of 2001 as compared to the second quarter of 2000 and oil production decreased by 10%. For the first half of 2001, oil and gas sales increased $42.2 million (59%) to $113.9 million from $71.6 million for the six months ended June 30, 2000. The increase is primarily attributable to 92% higher realized natural gas prices in 2001 as compared to 2000. The Company’s average realized oil price decreased 4% in the first half of 2001. In the first six months of 2001, production on an equivalent basis, increased by 1%. Natural gas production increased 6% and oil production decreased by 13% as compared to the same period in 2000.

        Other income increased by 86% from $65,000 from the second quarter of 2000 to $121,000 in the second quarter of 2001. Other income for the six months ended June 30, 2001 increased by 96% from $137,000 in 2000 to $268,000. The increases related to gathering fee income from a new gathering system tat the put into operation in 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

        Costs and Expenses -

        Oil and gas operating expenses, including production taxes, increased $1.1 million (15%) to $8.3 million in the second quarter of 2001 from $7.2 million in the second quarter of 2000. Oil and gas operating expenses per equivalent Mcf produced increased $0.12 to $0.88 in the second quarter of 2001 from $0.76 in the second quarter of 2000. Oil and gas operating costs for the six months ended June 30, 2001 increased $3.2 million (22%) to $17.8 million from $14.6 million for the six months ended June 30, 2000. Oil and gas operating expenses per equivalent Mcf produced increased $0.16 to $0.92 for six months ended June 30, 2001 from $0.76 for the same period in 2000. The increases are primarily attributable to higher production taxes as a result of the significantly higher natural gas prices in 2001 as well as an additional $0.15 per Mcf charge that the Company has had to pay to process natural gas production from the Double A Wells field beginning January 1, 2001 due to the rise in natural gas prices which made processing natural gas uneconomical. The charge has been eliminated beginning with June’s production.

        Exploration expense for the three months and six months ended June 30, 2001 was $477,000 and $3.3 million respectively. The provision primarily relates to the costs incurred for two offshore exploratory dry holes drilled in 2001.

        Depreciation, depletion and amortization (“DD&A”) increased $1.6 million (16%) to $12.1 million in the second quarter of 2001 from $10.5 million in the second quarter of 2000 due to an increase in the Company’ average amortization rate. DD&A per equivalent Mcf produced increased by $0.17 to $1.23 for the three months ended June 30, 2001 from $1.06 for the quarter ended June 30, 2000. For the six months ended June 30, 2001, DD&A increased $1.9 million (9%) to $24.1 million from $22.2 million for the six months ended June 30, 2000. The increase is also due to the higher average amortization rate. DD&A per equivalent Mcf increased by $0.09 to $1.20 for the six months ended June 30, 2001 from $1.11 for the six months ended June 30, 2000.

        General and administrative expenses, which are reported net of overhead reimbursements, of $1.0 million for the second quarter of 2001 were 43% higher than general and administrative expenses of $700,000 for the second quarter of 2000 due primarily to an increase in the Company’s personnel costs in 2001. For the first six months of 2001, general and administrative expenses increased to $1.8 million from $1.2 million for the six months ended June 30, 2000.

        Interest expense decreased $1.3 million (20%) to $5.0 million for the second quarter of 2001 from $6.2 million in the second quarter of 2000. Interest expense for the six months ended June 30, 2001 decreased $2.0 million (16%) to $10.5 million from $12.4 million for the six months ended June 30, 2000. The decreases are attributable to lower borrowings outstanding under the Company’s bank credit facility as well as lower interest rates charged under the bank credit facility. The average outstanding balance under the bank credit facility decreased to $52.4 million in the second quarter of 2001 as compared to $112.8 million in the second quarter of 2000. For the six months ended June 30, 2001 the average outstanding balance under the bank credit facility decreased to $61.4 million as compared to $112.0 million for the same period in 2000. The weighted average annual interest rate for the Company’s debt under the bank credit facility also decreased to 5.8% for the second quarter of 2001 as compared to 6.7% for the same period in 2000. The weighted average annual rate for the first half of 2001 was 6.6%, the same as the rate for the first half of 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

        The Company reported net income of $12.4 million, after preferred stock dividends of $400,000, for the three months ended June 30, 2001, as compared to net income of $7.9 million, after preferred stock dividends of $682,000, for the three months ended June 30, 2000. Net income per common share for the second quarter was $0.43 ($0.37 per diluted common share) as compared to $0.31 ($0.25 per diluted common share) for the second quarter of 2000.

        Net income for the six months ended June 30, 2001 was $36.0 million, after preferred stock dividends of $795,000, as compared to net income of $12.0, million after preferred stock dividends of $1.4 million, for the six months ended June 30, 2000. Net income per common share of the six months ended June 30, 2001 was $1.24 ($1.05 per diluted common share) as compared to $0.47 ($0.40 per diluted common share) for the six months ended June 30, 2000.

Liquidity and Capital Resources

        Funding for the Company’s activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first six months of 2001, the Company’s net cash flow provided by operating activities totaled $80.2 million, before changes to other working capital accounts. In addition to operating cash flow, the Company borrowed $8.0 million under its revolving bank credit facility. The Company’s primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first six months of 2001, the Company incurred capital expenditures of $59.1 million primarily for its acquisition, development and exploration activities and reduced amounts outstanding under the bank credit facility by $46.0 million.

         The following table summarizes the Company's capital expenditure activity for the six months ended June 30, 2001 and 2000:

                                                    June 30,
                                                  2001      2000
                                                -------   -------
                                                 (In thousands)
               Acquisitions .................   $   250   $ 9,454
               Other leasehold costs ........     6,804     3,977
               Development drilling .........    25,178    17,036
               Exploratory drilling .........    23,539     8,590
               Offshore production facilities       306       480
               Workovers and recompletions ..     2,933     5,811
               Other ........................        82       123
                                                -------   -------
                                                $59,092   $45,471
                                                =======   =======

        The timing of most of the Company’s capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the six months ended June 30, 2001 and 2000, the Company spent $58.8 million and $35.9 million, respectively, on development and exploration activities. The Company expects to spend an additional $36.0 million on development and exploration projects in the last half of 2001. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

        The Company spent only $250,000 on acquisitions in the six months ended June 30, 2001 as compared to $9.5 million spent on acquisition activities in the first half of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates, oil and gas prices and other market conditions.

        The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company’s assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and gas properties. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company’s oil and gas properties and changes in oil and gas prices. The determination of the Company’s borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the “corporate base rate” plus 0.25% to 1.0%. The Company’s average rate under the bank credit facility as of June 30, 2001 was 5.4%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

Oil and Natural Gas Prices

        The Company’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company’s financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company’s ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company’s financial condition, results of operations and capital resources. Based on the Company’s volume of oil and gas production in the first six months of 2001, a $1.00 change in the price per barrel of oil would result in a change in the Company’s cash flow for such period of approximately $800,000 and a $1.00 change in the price per Mcf of natural gas would result in a change in the Company’s cash flow of approximately $15.2 million.

        The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first six months of 2001 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

        The Company’s outstanding long-term debt under its bank credit facility of $46.0 million at June 30, 2001 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company’s results of operations and cash flow. The Company has entered into an interest rate swap agreement to hedge the impact of interest rate changes on a substantial portion of its floating rate debt. As of June 30, 2001, the Company has an interest rate swap with a notional amount of $25.0 million which fixed the LIBOR rate at an average rate of 4.5% through April 2002. As a result of the interest rate swap in place, the Company realized a loss of approximately $10,000 for the six months ended June 30, 2001. The fair value of the Company’s open interest rate swap contract as of June 30, 2001 was a liability of $106,000.

PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company's annual meeting of stockholders was held in Frisco, Texas at 4:00 p.m., local time, on May 14, 2001.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as director as listed in the proxy statement and such nominees were elected.

(c)	Out of a total 33,550,948 shares of the Company’s common stock and preferred stock outstanding and entitled to vote, 31,728,134 shares were present at the meeting in person or by proxy, representing approximately 95%. Matters voted upon at the meeting were as follows:

(i)	A Class A Director was reelected to Company's board of directors. The vote tabulation was as follows:

Nominee	For	Against
Cecil E. Martin, Jr.	30,941,621	786,513

Other directors of the Company whose term of office as a Director continued after the meeting are as follows:

Class B Directors	Class C Director
M. Jay Allison David W. Sledge	Roland O. Burns

(ii)	An amendment to the Company’s 1999 Long-term Incentive Plan as adopted by the Board of Directors on March 31, 2001 was approved by a vote of 30,464,510 shares for, 1,199,470 shares against and 64,154 shares abstaining.

(iii)	The appointment of Arthur Andersen LLP as the Company’s certified public accountants for 2001 was approved by a vote of 31,407,147 shares for, 197,630 shares against and 123,357 shares abstaining.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10.1	Warrant Agreement dated July 31, 2001 by and between the Company and Gary W. Blackie and Wayne L. Laufer.

10.2	2001 Exploration Agreement dated July 31, 2001 by and between the Company and Bois'd Arc Offshore Ltd.

b.	Reports on Form 8-K There were no current reports on Form 8-K filed during the first quarter of 2001 and to the date of this filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date August 13, 2001	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date August 13, 2001	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)