Form 10-Q
period 2001-09-30
COMSTOCK RESOURCES INC
filed 2001-11-14
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

(972) 668-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as of November 14, 2001 was 28,483,715.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2001

INDEX

PART I.  Financial Information                                              Page

  Item 1.  Financial Statements:

   Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000.............................4
   Consolidated Statements of Operations -
          Three Months and Nine Months ended September 30, 2001 and 2000.......5
   Consolidated Statement of Stockholders' Equity -
          Nine Months ended September 30, 2001.................................6
   Consolidated Statements of Cash Flows -

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risks.........17

PART II. Other Information

  Item 6. Exhibits and Reports on Form 8-K....................................18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             September 30, December 31,
                                                                                2001         2000
                                                                              ---------    ---------
                                                                             (Unaudited)
                                                                                   (In thousands)
Cash and Cash Equivalents .................................................   $   3,088    $   7,105
Accounts Receivable:
    Oil and gas sales .....................................................      18,342       34,637
    Joint interest operations .............................................       2,569        4,574
Other Current Assets ......................................................       2,146        2,842
                                                                              ---------    ---------
            Total current assets ..........................................      26,145       49,158
Property and Equipment:
    Unevaluated oil and gas properties ....................................      12,356        5,206
    Oil and gas properties, successful efforts method .....................     730,730      659,505
    Other .................................................................       2,618        2,589
    Accumulated depreciation, depletion and amortization ..................    (265,006)    (232,387)
                                                                              ---------    ---------
            Net property and equipment ....................................     480,698      434,913
Other Assets ..............................................................       5,056        5,859
                                                                              ---------    ---------
                                                                              $ 511,899    $ 489,930
                                                                              =========    =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt .........................................   $     417    $     101
Accounts Payable and Accrued Expenses .....................................      37,299       45,544
                                                                              ---------    ---------
            Total current liabilities .....................................      37,716       45,645
Long-Term Debt, less current portion ......................................     206,000      234,000
Deferred Taxes Payable ....................................................      39,969       22,555
Reserve for Future Abandonment Costs ......................................       7,557        7,557
Stockholders' Equity:
    Preferred stock -- $10.00 par, 5,000,000 shares authorized,
      1,757,310 shares outstanding ........................................      17,573       17,573
    Common stock--$0.50 par, 50,000,000 shares authorized,
      28,878,315 and 28,837,755 shares outstanding at
      September 30, 2001 and December 31, 2000, respectively ..............      14,439       14,419
    Additional paid-in capital ............................................     131,878      129,896
    Retained earnings .....................................................      57,832       19,329
    Deferred compensation-restricted stock grants .........................        (876)      (1,044)
    Accumulated other comprehensive loss ..................................        (189)        --
                                                                              ---------    ---------
            Total stockholders' equity ....................................     220,657      180,173
                                                                              ---------    ---------
                                                                              $ 511,899    $ 489,930
                                                                              =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Three Months              Nine Months
                                                 Ended September 30,       Ended September 30,
                                                  2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
                                                       (In thousands, except per share data)
Revenues:
     Oil and gas sales ......................   $  29,668    $  44,883    $ 143,521    $ 116,523
     Other income ...........................         113          104          381          241
                                                ---------    ---------    ---------    ---------
              Total revenues ................      29,781       44,987      143,902      116,764
                                                ---------    ---------    ---------    ---------

Expenses:
     Oil and gas operating ..................       7,250        7,049       25,064       21,653
     Exploration ............................          63        1,041        3,371        1,828
     Depreciation, depletion and amortization      12,381       10,342       36,458       32,508
     General and administrative, net ........         623          824        2,450        2,019
     Interest ...............................       5,018        6,007       15,479       18,440
                                                ---------    ---------    ---------    ---------
              Total expenses ................      25,335       25,263       82,822       76,448
                                                ---------    ---------    ---------    ---------

Income before income taxes ..................       4,446       19,724       61,080       40,316
Income tax expense ..........................      (1,556)      (6,903)     (21,378)     (14,111)
                                                ---------    ---------    ---------    ---------
Net income ..................................       2,890       12,821       39,702       26,205
Preferred stock dividends ...................        (404)        (686)      (1,199)      (2,051)
                                                ---------    ---------    ---------    ---------
Net income attributable to common stock .....   $   2,486    $  12,135    $  38,503    $  24,154
                                                =========    =========    =========    =========

Net income per share:
     Basic ..................................   $    0.09    $    0.47    $    1.32    $    0.95
                                                =========    =========    =========    =========
     Diluted ................................   $    0.09    $    0.37    $    1.14    $    0.77
                                                =========    =========    =========    =========

Weighted average shares outstanding:
     Basic ..................................      28,796       25,687       29,207       25,508
                                                =========    =========    =========    =========
     Diluted ................................      33,970       34,505       34,851       33,966
                                                =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months September 30, 2001
(Unaudited)

                                                                                    Deferred    Accumulated
                                                          Additional              Compensation-    Other
                                  Preferred    Common       Paid-In     Retained   Restricted   Comprehensive
                                   Stock        Stock       Capital     Earnings   Stock Grants     Loss        Total
                                  ---------   ---------    ---------    ---------   ---------    ---------    ---------
                                                                     (In thousands)
Balance at December 31, 2000 ...  $  17,573   $  14,419    $ 129,896    $  19,329   $  (1,044)   $    --      $ 180,173
  Restricted stock grants ......       --          --           --           --           168         --            168
  Value of stock options issued
     for exploration prospects         --          --          3,028         --          --           --          3,028
  Exercise of stock options ....       --           274        1,626         --          --           --          1,900
  Repurchases of common stock...       --          (254)      (2,672)        --          --           --         (2,926)
  Net income attributable to
     common stock ..............       --          --           --         38,503        --           --         38,503
  Unrealized hedge losses ......       --          --           --           --          --           (189)        (189)
                                  ---------   ---------    ---------    ---------   ---------    ---------    ---------
Balance at September 30, 2001...  $  17,573   $  14,439    $ 131,878    $  57,832   $    (876)   $    (189    $ 220,657
                                  =========   =========    =========    =========   =========    =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Nine Months
                                                                   Ended September 30,
                                                                    2001          2000
                                                                  ---------    ---------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................   $  39,702    $  26,205
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Compensation paid in common stock ........................         168          168
     Exploration ..............................................       3,371        1,828
     Depreciation, depletion and amortization .................      36,458       32,508
     Deferred income taxes ....................................      17,414       14,111
     Gain on sale of properties ...............................         (12)        --
                                                                  ---------    ---------
       Working capital provided by operations .................      97,101       74,820
   Decrease (increase) in accounts receivable .................      18,300      (10,135)
   Decrease (increase) in other current assets ................         696       (1,486)
   Increase (decrease) in accounts payable and accrued expenses      (8,434)      11,679
                                                                  ---------    ---------
       Net cash provided by operating activities ..............     107,663       74,878
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..........................          45           13
   Capital expenditures and acquisitions ......................     (81,816)     (64,647)
                                                                  ---------    ---------
       Net cash used for investing activities .................     (81,771)     (64,634)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .................................................      23,730       14,408
   Principal payments on debt .................................     (51,414)     (28,323)
   Preferred stock dividends paid .............................      (1,199)      (2,051)
   Proceeds from common stock issuance ........................       1,900          711
   Repurchases of common stock ................................      (2,926)        --
                                                                  ---------    ---------
       Net cash used for financing activities .................     (29,909)     (15,255)
                                                                  ---------    ---------
         Net decrease in cash and cash equivalents ............      (4,017)      (5,011)
         Cash and cash equivalents, beginning of period .......       7,105        7,648
                                                                  ---------    ---------
         Cash and cash equivalents, end of period .............   $   3,088    $   2,637
                                                                  =========    =========

         The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

(1)      SIGNIFICANT ACCOUNTING POLICIES -

         Basis of Presentation -

         In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (the "Company") as of September 30, 2001 and the related results of operations for the three months and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000.

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The results of operations for the nine months ended September 30, 2001 are not necessarily an indication of the results expected for the full year.

         Supplementary Information with Respect to the Statements of Cash Flows -

                                                       For the Nine Months
                                                       Ended September 30,
                                                         2001      2000
                                                       --------  --------
                                                        (In thousands)
        Cash Payments -
             Interest payments .....................   $11,686   $14,242
             Income tax payments ...................       243      --

        Noncash Investing and Financing Activities -
             Value of vested stock options
                  under exploration joint venture ..   $ 3,028   $ 1,495

         Income Taxes-

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

         Earnings Per Share -

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 were determined as follows:

                                                For the Three Months Ended September 30,
                                   ---------------------------------------------------------------
                                                   2001                          2000
                                   ------------------------------  -------------------------------
                                                            Per                             Per
                                    Income       Shares    Share    Income      Shares     Share
                                   --------      ------   -------  --------     -------   --------
                                      (Amounts in thousands except for per share data)
Basic Earnings Per Share:
 Income........................... $ 2,890       28,796            $  12,821     25,687
 Less Preferred Stock
     Dividends....................    (404)        --                  (686)       --
                                   --------      ------            ---------    -------
 Net Income Available
     to Common Stockholders.......   2,486       28,796   $  0.09    12,135      25,687   $  0.47
                                                          =======                         =======

Diluted Earnings Per Share:
 Effect of Dilutive Securities:
     Stock Options................     --           781                --         1,386
     Convertible Preferred Stock..     404        4,393                 686       7,432
                                  --------      ------            ---------     -------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions........ $ 2,890       33,970   $  0.09  $ 12,821      34,505   $  0.37
                                   ========      ======   =======  ========      ======   =======

                                               For the Nine Months Ended September 30,
                                   ---------------------------------------------------------------
                                                   2001                          2000
                                   ------------------------------  -------------------------------
                                                            Per                             Per
                                    Income       Shares    Share    Income       Shares    Share
                                   --------      ------   -------  --------      ------   --------
                                      (Amounts in thousands except for per share data)
Basic Earnings Per Share:
 Income .......................... $ 39,702      29,207            $ 26,205      25,508
 Less Preferred Stock
     Dividends ...................   (1,199)       --                (2,051)       --
                                   --------      ------            --------      ------
Net Income Available
     to Common Stockholders ......   38,503      29,207   $  1.32    24,154      25,508   $  0.95
                                                          =======                         =======
Diluted Earnings Per Share:
 Effect of Dilutive Securities:
     Stock Options ...............     --         1,251                --           981
     Convertible Preferred Stock..    1,199       4,393               2,051       7,477
                                   --------      ------            --------      ------
 Net Income Available to
     Common Stockholders and
       Assumed Conversions ....... $ 39,702      34,851   $  1.14  $ 26,205      33,966   $  0.77
                                   ========      ======   =======  ========      ======   =======

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

        The Company periodically uses derivatives to hedge floating interest rates and oil and gas price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. As of September 30, 2001 the Company has an interest rate swap with a notional amount of $25.0 million which fixed the LIBOR rate at 4.5% through April 30, 2002. This derivative instrument hedges future interest payments on a portion of the Company’s bank credit facility. The fair value of this derivative instrument as of September 30, 2001 is a liability of $290,000 which is reflected in the accompanying consolidated balance sheet.

         New Accounting Standard -

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which the Company will be required to adopt as of January 1, 2003. This statement requires the Company to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred. Upon recognition of an ARO liability, additional asset cost would be capitalized to equal the amount of the liability. Upon initial adoption of SFAS 143, the Company would recognize (1) a liability for any existing AROs not already provided for in the Company’s reserve for future abandonment costs (2) capitalized cost related to the additional liability and (3) accumulated depreciation on the additional capitalized cost. The Company has not determined the effect, if any, the adoption of SFAS 143 will have on its financial statements.

(2)         LONG-TERM DEBT -

         As of September 30, 2001 long-term debt is comprised of the following:

                                                 (In thousands)
                  Revolving Bank Credit Facility   $  61,000
                  11 1/4% Senior Notes due 2007      145,000
                  Other ........................         417
                                                   ---------
                                                     206,417
                  Less current portion .........        (417)
                                                   ---------
                                                   $ 206,000
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

        The Company has $145.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) outstanding as of September 30, 2001. The Company repurchased and retired $5.0 million of the Notes on July 19, 2001. Interest on the Notes is payable semiannually on May 1 and November 1. The Notes are unsecured obligations of the Company and are guaranteed by all of the Company’s principal operating subsidiaries. The Company can redeem the Notes beginning on May 1, 2004.

(3) SUBSEQUENT EVENT -

         On November 12, 2001, the Company entered into an agreement and plan of merger (the "Merger Agreement") with DevX Energy, Inc.("DevX") which provides for the Company to acquire DevX. Pursuant to the Merger Agreement, an indirect wholly owned subsidiary of the Company will offer to purchase, through a cash tender offer (the "Offer"), all of the outstanding shares of common stock of DevX for $7.32 per share. The Offer is expected to commence on November 15, 2001, or as soon thereafter as is practicable, and to remain open for at least 20 business days. The Offer will be followed by a merger in which stockholders whose shares are not tendered in the Offer will receive $7.32 per share in cash ("the Merger"). In the Merger, DevX will become a wholly owned subsidiary of the Company. The Offer is conditioned upon, among other things, greater than 50% of the outstanding shares being tendered (including shares issuable upon the exercise of the then outstanding options or warrants). The total consideration to be paid for the acquisition of all of the outstanding shares of common stock of DevX pursuant to the Offer and the Merger is approximately $92.9 million. As of September 30, 2001, DevX had $50.0 million in long-term debt outstanding which is expected to remain outstanding after the Merger.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) as of September 30, 2001, and the related consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the company’s management.

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
   November 12, 2001

ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                   2001         2000         2001         2000
                                                 --------     -------      --------     -------
Net Production Data:
  Oil (Mbbls) ...............................         371         449        1,184        1,386
  Natural gas (Mmcf) ........................       6,566       6,560       21,112       20,239
  Natural gas equivalent (Mmcfe) ............       8,793       9,254       28,217       28,554
Average Sales Price:
  Oil (per Bbl) .............................    $  26.26     $ 31.37      $ 27.17      $ 29.63
  Natural gas (per Mcf) .....................        3.03        4.69         5.27         3.73
  Average equivalent price (per Mcfe) .......        3.37        4.85         5.09         4.08
Expenses ($ per Mcfe):
  Oil and gas operating(1) ..................    $   0.82     $  0.76      $  0.89      $  0.76
  General and administrative ................        0.07        0.09         0.09         0.07
  Depreciation, depletion and amortization(2)        1.37        1.08         1.25         1.10
Cash Margin ($ per Mcfe)(3) .................    $   2.48     $  4.00      $  4.11      $  3.25
---------

(1)     Includes lease operating costs and production and ad valorem taxes.
(2)     Represents depreciation, depletion and amortization of oil and gas properties only.
(3)     Represents average equivalent price per Mcfe less oil an gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

         Revenues -

        Sales of oil and natural gas sales decreased $15.2 million (34%) in the third quarter of 2001 to $29.7 million, from $44.9 million in 2000‘s third quarter. The decline in sales is due to a significant decrease to the Company’s realized oil and gas prices combined with a 5% decrease in oil and gas production. The Company’s average third quarter oil price decreased by 16% and its average third quarter gas price decreased by 35% in the third quarter 2001. For the first nine months of 2001, oil and gas sales increased $27.0 million (23%) to $143.5 million from $116.5 million for the nine months ended September 30, 2000. The increase is primarily attributable to a 41% increase in the Company’s average realized natural gas price in 2001 as compared to 2000.

        Other income of $113,000 in the third quarter of 2001 was comparable to other income of $104,000 in the third quarter of 2000. Other income for the nine months ended September 30, 2001 increased $140,000 in 2001 to $381,000 from $241,000 in the same period in 2000. The increases are related to gathering fee income from a new gathering system that was placed into operation in 2001.

         Costs and Expenses -

        Oil and gas operating expenses, including production taxes, increased 3% to $7.3 million in the third quarter of 2001 from $7.0 million in the third quarter of 2000. Oil and gas operating expenses per equivalent Mcf produced increased $0.06 to $0.82 in the third quarter of 2001 from $0.76 in the third quarter of 2000. The increase is primarily related to the 5% decline in production in the third quarter of 2001 since most of the Company’s lifting cost are fixed in nature. Oil and gas operating costs for the nine months ended September 30, 2001 increased $3.4 million (16%) to $25.1 million from $21.7 million for the nine months ended September 30, 2000. Oil and gas operating expenses per equivalent Mcf produced increased $0.13 to $0.89 for nine months ended September 30, 2001 from $0.76 for the same period in 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

The increase is primarily attributable to higher production taxes as a result of the significantly higher natural gas prices in 2001 as well as an additional $0.15 per Mcf charge that the Company has had to pay to process natural gas production from the Double A Wells field beginning January 1, 2001 due to the rise in natural gas prices which made processing natural gas uneconomical. The charge was eliminated beginning with June’s production.

        Exploration expense for the three months and nine months ended September 30, 2001 was $63,000 and $3.4 million respectively. The provision in 2001 primarily relates to the costs incurred for two offshore exploratory dry holes drilled in 2001.

        Depreciation, depletion and amortization (“DD&A”) increased $2.0 million (20%) to $12.4 million in the third quarter of 2001 from $10.3 million in the third quarter of 2000 due to an increase in the Company’ average amortization rate. DD&A per equivalent Mcf produced increased by $0.29 to $1.37 for the three months ended September 30, 2001 from $1.08 for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, DD&A increased $4.0 million (12%) to $36.5 million from $32.5 million for the nine months ended September 30, 2000. The increase is also due to the higher average amortization rate. DD&A per equivalent Mcf increased by $0.15 to $1.25 for the nine months ended September 30, 2001 from $1.10 for the nine months ended September 30, 2000.

        General and administrative expenses, which are reported net of overhead reimbursements, of $623,000 for the third quarter of 2001 were 24% lower than general and administrative expenses of $824,000 for the third quarter of 2000. For the first nine months of 2001, general and administrative expenses increased to $2.5 million as compared to $2.0 million for the nine months ended September 30, 2000.

        Interest expense decreased $1.0 million (16%) to $5.0 million for the third quarter of 2001 from $6.0 million in the third quarter of 2000. Interest expense for the nine months ended September 30, 2001 decreased $3.0 million (16%) to $15.5 million from $18.4 million for the nine months ended September 30, 2000. The decreases are attributable to lower borrowings outstanding under the Company’s bank credit facility as well as lower interest rates charged under the bank credit facility. The average outstanding balance under the bank credit facility decreased to $53.9 million in the third quarter of 2001 as compared to $103.8 million in the third quarter of 2000. For the nine months ended September 30, 2001 the average outstanding balance under the bank credit facility decreased to $58.9 million as compared to $109.2 million for the same period in 2000. The weighted average annual interest rate for the Company’s debt under the bank credit facility decreased to 5.3% for the third quarter of 2001 as compared to 6.6% for the same period in 2000. The weighted average annual rate for the first nine months of 2001 had decreased to 6.1%, as compared to 6.6% for the same period in 2000.

        The Company reported net income of $2.5 million, after preferred stock dividends of $404,000 for the three months ended September 30, 2001, as compared to net income of $12.1 million, after preferred stock dividends of $686,000, for the three months ended September 30, 2000. Net income per common share for the third quarter was $0.09 ($0.09 per diluted common share) as compared to $0.47 ($0.37 per diluted common share) for the third quarter of 2000.

        Net income for the nine months ended September 30, 2001 was $38.5 million, after preferred stock dividends of $1.2 million, as compared to net income of $24.2, million after preferred stock dividends of $2.1 million, for the nine months ended September 30, 2000. Net income per common share of the nine months ended September 30, 2001 was $1.32 ($1.14 per diluted common share) as compared to $0.95 ($0.77 per diluted common share)for the nine months ended September 30, 2000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which the Company will be required to adopt as of January 1, 2003. This statement requires the Company to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred. Upon recognition of an ARO liability, additional asset cost would be capitalized to equal the amount of the liability. Upon initial adoption of SFAS 143, the Company would recognize (1) a liability for any existing AROs not already provided for in the Company’s reserve for future abandonment costs (2) capitalized cost related to the additional liability and (3) accumulated depreciation on the additional capitalized cost. The Company has not determined the effect, if any, the adoption of SFAS 143 will have on its financial statements.

Liquidity and Capital Resources

        Funding for the Company’s activities has historically been provided by operating cash flow, debt and equity financings and asset dispositions. In the first nine months of 2001, the Company’s net cash flow provided by operating activities totaled $97.1 million, before changes to other working capital accounts. In addition to operating cash flow, the Company borrowed $23.0 million under its revolving bank credit facility. The Company’s primary needs for capital, in addition to funding of ongoing operations, relate to the acquisition, development and exploration of oil and gas properties and the repayment of debt. In the first nine months of 2001, the Company incurred capital expenditures of $81.8 million primarily for its acquisition, development and exploration activities and reduced amounts outstanding under the bank credit facility by $51.0 million.

         The following table summarizes the Company's capital expenditure activity for the nine months ended September 30, 2001 and 2000:

                                                     Nine Months Ended
                                                      September 30,
                                                      2001      2000
                                                     -------   -------
                                                      (In thousands)
               Acquisitions ...................      $   250   $ 9,625
               Other leasehold costs ..........        8,141     6,385
               Development drilling ...........       38,158    26,573
               Exploratory drilling ...........       29,270    12,735
               Offshore production facilities..          834     1,098
               Workovers and recompletions.....        5,037     8,055
               Other ..........................          126       176
                                                     -------   -------
                                                     $81,816   $64,647
                                                     =======   =======

        The timing of most of the Company’s capital expenditures is discretionary with no material long-term capital expenditure commitments. Consequently, the Company has a significant degree of flexibility to adjust the level of such expenditures as circumstances warrant. For the nine months ended September 30, 2001 and 2000, the Company spent $81.4 million and $54.8 million, respectively, on development and exploration activities. The Company expects to spend an additional $13.0 million on development and exploration projects in the last quarter of 2001. The Company intends to primarily use internally generated cash flow to fund capital expenditures other than significant acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(continued)

        The Company spent only $250,000 on acquisitions in the nine months ended September 30, 2001 as compared to $9.6 million spent on acquisition activities in the first nine months of 2000. The Company does not have a specific acquisition budget as a result of the unpredictability of the timing and size of potential acquisition activities. The Company intends to use borrowings under its bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company’s control, such as prevailing interest rates, oil and gas prices and other market conditions.

        The Company has a bank credit facility consisting of a $250.0 million revolving credit commitment provided by a syndicate of banks for which Bank One, NA serves as administrative agent. Indebtedness under the bank credit facility is secured by substantially all of the Company’s assets and is subject to borrowing base availability which is generally redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and gas properties. The borrowing base under the bank credit facility is $205.0 million. Such borrowing base may be affected from time to time by the performance of the Company’s oil and gas properties and changes in oil and gas prices. The determination of the Company’s borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line under the bank credit facility bears interest at the option of the Company, based on the utilization of the borrowing base, at either (i) LIBOR plus 1.25% to 2.0% or (ii) the “corporate base rate” plus 0.25% to 1.0%. The Company’s average rate under the bank credit facility as of September 30, 2001 was 4.9%. The Company incurs a commitment fee, based on the utilization of the borrowing base, of 0.25% to 0.5% per annum on the unused portion of the borrowing base. The revolving credit line matures on December 9, 2002 or such earlier date as the Company may elect.

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

        On November 12, 2001, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with DevX Energy, Inc.(“DevX”) which provides for the Company to acquire DevX. Pursuant to the Merger Agreement, an indirect wholly owned subsidiary of the Company will offer to purchase, through a cash tender offer (the “Offer”), all of the outstanding shares of common stock of DevX for $7.32 per share. The Offer is expected to commence on November 15, 2001, or as soon thereafter as is practicable, and to remain open for at least 20 business days. The Offer will be followed by a merger in which stockholders whose shares are not tendered in the Offer will receive $7.32 per share in cash (“the Merger”). In the Merger, DevX will become a wholly owned subsidiary of the Company. The Offer is conditioned upon, among other things, greater than 50% of the outstanding shares being tendered (including shares issuable upon the exercise of the then outstanding options or warrants). The total consideration to be paid for the acquisition of all of the outstanding shares of common stock of DevX pursuant to the Offer and the Merger is approximately $92.9 million. As of September 30, 2001, DevX had $50.0 million in long-term debt outstanding which is expected to remain outstanding after the Merger.

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

Oil and Natural Gas Prices

        The Company’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond the control of the Company. These factors include the level of global demand for petroleum, foreign supply of oil and gas, the establishment of and compliance with production quotas by oil-exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. It is impossible to predict future oil and gas prices with any degree of certainty. Sustained weakness in oil and gas prices may adversely affect the Company’s financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that the Company can produce economically. Any reduction in oil and gas reserves, including reductions due to price fluctuations, can have an adverse affect on the Company’s ability to obtain capital for its exploration and development activities. Similarly, any improvements in oil and gas prices can have a favorable impact on the Company’s financial condition, results of operations and capital resources. Based on the Company’s volume of oil and gas production in the first nine months of 2001, a $1.00 change in the price per barrel of oil would result in a change in the Company’s cash flow for such period of approximately $1.2 million and a $1.00 change in the price per Mcf of natural gas would result in a change in the Company’s cash flow of approximately $22.1 million.

        The Company periodically has utilized hedging transactions with respect to a portion of its oil and gas production to mitigate its exposure to price fluctuations. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. The Company has primarily used price swaps, whereby monthly settlements are based on differences between the prices specified in the instruments and the settlement prices of certain futures contracts quoted on the NYMEX or certain other indices. Generally, when the applicable settlement price is less than the price specified in the contract, the Company receives a settlement from the counterparty based on the difference. Similarly, when the applicable settlement price is higher than the specified price, the Company pays the counterparty based on the difference. The Company did not hedge any of its oil or gas production in the first nine months of 2001 and currently has no open positions relating to its oil and natural gas production.

Interest Rates

        The Company’s outstanding long-term debt under its bank credit facility of $61.0 million at September 30, 2001 is subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is linked to LIBOR. Any increases in these interest rates can have an adverse impact on the Company’s results of operations and cash flow. The Company has entered into an interest rate swap agreement to hedge the impact of interest rate changes on a substantial portion of its floating rate debt. As of September 30, 2001, the Company has an interest rate swap with a notional amount of $25.0 million which fixed the LIBOR rate at an average rate of 4.5% through April 2002. As a result of the interest rate swap in place, the Company realized a loss of approximately $60,000 for the nine months ended September 30, 2001. The fair value of the Company’s open interest rate swap contract as of September 30, 2001 was a liability of $290,000.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

10.1 Amendment  No. 1 dated  October 3, 2001 to the Amended and Restated  Credit
     Agreement  dated as of November 7, 2000,  between  the  Company,  the Banks
     Party thereto and Bank One, NA, as Administrative  Agent,  Toronto Dominion
     (Texas),  Inc., as Syndication Agent,  Paribas,  as Documentation Agent and
     Banc One Capital Markets, as Lead Arranger.

b. Reports on Form 8-K

     Current  reports on Form 8-K filed during the third  quarter of 2001 and to the date of this filing are as follows:

        Report Date          Item               Subject of Report
     -----------------     --------    ---------------------------------------
     November 13, 2001        5        Cash Tender Offer for DevX Energy, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date November 14, 2001	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date November 14, 2001	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)