Form 10-K/A
period 2001-12-31
COMSTOCK RESOURCES INC
filed 2002-04-09
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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

         As of March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $204,625,000.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the 2002 annual meeting of stockholders - Part III

                                EXPLANATORY NOTE

     This  Amendment No. 1 on Form 10-K/A to the  Registrant's  Annual Report on
Form  10-K for the  year  ended  December  31,  2001 is  being  filed to amend a footnote to the financial  statements of the  Registrant  included in the Annual
Report on Form 10-K. The footnote which have been amended is footnote number 11.
In  accordance  with SEC  rules,  all of the  information  required  by "Item 8.
Financial  Statement,"  including  the required  financial  statements  in their entirety, as amended, is being filed with this Form 10-K/A.

ITEM 8. FINANCIAL STATEMENTS.

     Our consolidated  financial statements are included on pages F-1 to F-26 of this report.

     We have prepared these  financial  statements in conformity  with generally accepted  accounting  principles.  We  are  responsible  for  the  fairness  and reliability  of the financial  statements  and other  financial data included in this report. In the preparation of the financial statements, it is necessary for us to  make  informed  estimates  and  judgment  based  on  currently  available information on the effects of certain events and transactions.

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

     Our  independent  public  accountants,  Arthur Andersen LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance  with generally  accepted  auditing  standards to enable them to report whether the financial  statements present fairly, in all material respects,  our financial  position and results of operations in accordance  with generally accepted accounting principles.

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

                                           COMSTOCK RESOURCES, INC.
                                           By:/s/M. JAY ALLISON
                                           -----------------
                                           M. Jay Allison
                                           President and Chief Executive Officer
Date: April 09, 2002                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/M. JAY ALLISON        President, Chief Executive Officer and   April 09, 2002
-----------------        Chairman of the Board of Directors
M. Jay Allison           (Principal Executive Officer)

/s/ROLAND O. BURNS       Senior Vice President, Chief             April 09, 2002
------------------       Financial Officer, Secretary, Treasurer
Roland O. Burns          and Director
                         (Principal Financial and Accounting Officer)

/s/DAVID K. LOCKETT      Director                                 April 09, 2002
-------------------
David K. Lockett

/s/CECIL E. MARTIN, JR.  Director                                 April 09, 2002
----------------------
Cecil E. Martin, Jr.

/s/DAVID W. SLEDGE       Director                                 April 09, 2002
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

                                                               2000           2001
                                                           -----------    -----------
                                                                 (In thousands)
Cash Flows Relating to Proved Reserves:
     Future Cash Flows .................................   $ 3,590,711    $ 1,566,780
     Future Costs:
         Production ....................................      (527,939)      (453,416)
         Development ...................................      (126,904)      (156,906)
                                                           -----------    -----------
     Future Net Cash Flows Before Income Taxes .........     2,935,868        956,458
     Future Income Taxes ...............................      (825,033)      (177,551)
                                                           -----------    -----------
     Future Net Cash Flows .............................     2,110,835        778,907
     10% Discount Factor ...............................      (822,071)      (331,634)
                                                           -----------    -----------
Standardized Measure of Discounted Future Net Cash Flows   $ 1,288,764    $   447,273
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

                                                        1999           2000            2001
                                                     -----------    -----------    -----------
                                                                  (In thousands)
Standardized Measure, Beginning of Year ............ $   304,993    $   468,713    $ 1,288,764
Net Change in Sales Price, Net of Production Costs..     179,042      1,141,880     (1,298,306)
Development Costs Incurred During the Year Which
  Were Previously Estimated ........................       5,303         17,340         26,627
Revisions of Quantity Estimates ....................     (35,727)       (44,256)       (21,342)
Accretion of Discount ..............................      30,531         51,506        173,747
Changes in Future Development Costs ................        (437)       (41,525)        (6,571)
Changes in Timing and Other ........................      (2,271)      (166,410)      (141,844)
Extensions and Discoveries .........................      91,911        375,632         86,026
Purchases of Reserves in Place .....................       7,787         62,621        120,147
Sales of Reserves in Place .........................        --           (3,355)          --
Sales, Net of Production Costs .....................     (66,389)      (139,643)      (135,272)
Net Changes in Income Taxes ........................     (46,030)      (433,739)       355,297
                                                     -----------    -----------    -----------
Standardized Measure, End of Year .................. $   468,713    $ 1,288,764    $   447,273
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

