Form 10-Q
period 2002-03-31
COMSTOCK RESOURCES INC
filed 2002-05-14
CIK 23194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    x                   THE SECURITIES EXCHANGE ACT OF 1934
   ----
                      For The Quarter Ended March 31, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
   ----

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

     The number of shares outstanding of the registrant's common stock, par value $.50, as of May 14, 2002 was 28,826,678.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                      For The Quarter Ended March 31, 2002

                                      INDEX

PART I.  Financial Information                                             Page

 Item 1. Financial Statements:

     Consolidated Balance Sheets -
          March 31, 2002 and December 31, 2001................................4
     Consolidated Statements of Operations -
          Three Months ended March 31, 2002 and 2001..........................5
     Consolidated Statement of Stockholders' Equity -
          Three Months ended March 31, 2002...................................6
     Consolidated Statements of Cash Flows -

 Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................14

 Item 3. Quantitative and Qualitative Disclosure About Market Risks..........17

PART II. Other Information

 Item 4.  Submission of Matters to a Vote of Security Holders................19

 Item 6. Exhibits and Reports on Form 8-K....................................20

                                        2

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               March 31,  December 31,
                                                                                2002         2001
                                                                              ---------    ---------
                                                                             (Unaudited)
                                                                                   (In thousands)
Cash and Cash Equivalents .................................................   $   1,334    $   6,122
Accounts Receivable:
    Oil and gas sales .....................................................      18,531       20,015
    Joint interest operations .............................................       1,515        4,717
Derivatives ...............................................................       1,412        1,342
Other Current Assets ......................................................       8,495        7,418
                                                                              ---------    ---------
            Total current assets ..........................................      31,287       39,614
Property and Equipment:
    Unevaluated oil and gas properties ....................................      15,450       13,416
    Oil and gas properties, successful efforts method .....................     896,142      901,206
    Other .................................................................       2,541        2,633
    Accumulated depreciation, depletion and amortization ..................    (277,109)    (278,679)
                                                                              ---------    ---------
            Net property and equipment ....................................     637,024      638,576
Derivatives ...............................................................          89          254
Other Assets ..............................................................       6,539        4,627
                                                                              ---------    ---------
                                                                              $ 674,939    $ 683,071
                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt .........................................   $      42    $     229
Accounts Payable and Accrued Expenses .....................................      29,798       37,389
Derivatives ...............................................................       1,833          798
                                                                              ---------    ---------
            Total current liabilities .....................................      31,673       38,416
Long-Term Debt, less current portion ......................................     378,002      372,235
Deferred Taxes Payable ....................................................      45,553       47,911
Derivatives ...............................................................       1,273        1,053
Reserve for Future Abandonment Costs ......................................       7,169        7,794
Stockholders' Equity:
    Preferred stock--$10.00 par, 5,000,000 shares authorized,
      1,757,310 shares outstanding ........................................      17,573       17,573
    Common stock--$0.50 par, 50,000,000 shares authorized,
      28,572,553 and 28,552,553 shares outstanding at
      March 31, 2002 and December 31, 2001, respectively ..................      14,286       14,276
    Additional paid-in capital ............................................     131,265      130,956
    Retained earnings .....................................................      48,758       54,183
    Deferred compensation-restricted stock grants .........................      (1,128)      (1,187)
    Accumulated other comprehensive income (loss) .........................         515         (139)
                                                                              ---------    ---------
            Total stockholders' equity ....................................     211,269      215,662
                                                                              ---------    ---------
                                                                              $ 674,939    $ 683,071
                                                                              =========    =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                                 2002        2001
                                                               --------    --------
                                                              (In thousands, except
                                                                per share amounts)
Revenues:
     Oil and gas sales .....................................   $ 26,678    $ 67,257
     Other income ..........................................        120         147
                                                               --------    --------
              Total revenues ...............................     26,798      67,404
                                                               --------    --------
Expenses:
     Oil and gas operating .................................      8,136       9,440
     Exploration ...........................................      1,953       2,831
     Depreciation, depletion and amortization ..............     13,561      11,980
     General and administrative, net .......................        930         829
     Interest ..............................................      6,810       5,505
     Loss from derivatives .................................      1,964        --
                                                               --------    --------
              Total expenses ...............................     33,354      30,585
                                                               --------    --------
Income (loss) from continuing operations before income taxes     (6,556)     36,819
      Income tax benefit (expense) .........................      2,295     (12,887)
                                                               --------    --------
Net income (loss) from continuing operations ...............     (4,261)     23,932
      Preferred stock dividends ............................       (395)       (395)
                                                               --------    --------
Net income (loss) from continuing operations attributable
     to common stock .......................................     (4,656)     23,537
     Income (loss) from discontinued operations,
          including loss on disposal, net of income taxes ..       (769)         41
                                                               --------    --------
Net income (loss) attributable to common stock .............   $ (5,425)   $ 23,578
                                                               ========    ========

Net income (loss) per share:
    Basic -
     Net income (loss) from continuing operations per share..  $  (0.16)   $   0.81
                                                               ========    ========

     Net income (loss) per share.............................  $  (0.19)   $   0.81
                                                               ========    ========
   Diluted -
     Net income (loss) from continuing operations per share..              $   0.68
                                                                           ========
     Net income (loss) per share.............................              $   0.68
                                                                           ========

Weighted average shares outstanding:
     Basic...................................................    28,560      29,001
                                                               ========    ========
     Diluted.................................................                35,074
                                                                           ========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Three Months Ended March 31, 2002
                                   (Unaudited)

                                                                                       Deferred      Accumulated
                                                             Additional              Compensation-     Other
                                     Preferred    Common      Paid-In      Retained   Restricted   Comprehensive
                                       Stock       Stock      Capital      Earnings  Stock Grants   Income (Loss)    Total
                                     ---------   ---------   ----------   ----------  ----------    ------------   --------
                                                                        (In thousands)

Balance at December 31, 2001.........$ 17,573    $ 14,276    $130,956     $  54,183    $(1,187)     $   (139)       $215,662
  Restricted stock grants............   --          --          --            --            59         --                 59
  Value of warrants issued
     for exploration prospects.......   --          --            213         --          --           --                213
  Exercise of stock options..........   --             10          96         --          --           --                106
  Net loss attributable to
     common stock....................   --          --          --           (5,425)     --            --             (5,425)
  Unrealized hedge gains.............   --          --          --            --         --              654             654
                                     --------    --------    --------     ---------    -------      --------        --------
Balance at March 31, 2002............$ 17,573    $ 14,286    $131,265     $  48,758    $(1,128)     $    515        $211,269
                                     ========    ========    ========     =========    =======      ========        ========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                    2002        2001
                                                                  --------    --------
                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..........................................   $ (5,030)   $ 23,973
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Compensation paid in common stock ........................         59          56
     Exploration ..............................................      1,953       2,831
     Depreciation, depletion and amortization .................     13,561      11,999
     Deferred income taxes ....................................     (2,824)     10,328
     Unrealized losses from derivatives .......................      2,356        --
     Loss (gain) on sale of properties ........................      1,182         (12)
                                                                  --------    --------
       Working capital provided by operations .................     11,257      49,175
   Decrease in accounts receivable ............................      4,986       1,114
   Increase in other current assets ...........................     (1,077)       (299)
   Increase (decrease) in accounts payable and accrued expenses     (7,352)      9,777
                                                                  --------    --------
       Net cash provided by operating activities ..............      7,814      59,767
                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..........................       --            46
   Capital expenditures and acquisitions ......................    (15,721)    (27,973)
                                                                  --------    --------
       Net cash used for operating activities .................    (15,721)    (27,927)
                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .................................................      6,000        --
   Proceeds from issuance of senior notes .....................     75,000        --
   Debt issuance costs ........................................     (2,172)       --
   Proceeds from issuance of common stock .....................        106         867
   Principal payments on debt .................................    (75,420)    (35,101)
   Dividends paid on preferred stock ..........................       (395)       (395)
                                                                  --------    --------
   Net cash provided by (used for) financing activities .......      3,119     (34,629)
                                                                  --------    --------
       Net decrease in cash and cash equivalents ..............     (4,788)     (2,789)
       Cash and cash equivalents, beginning of period .........      6,122       7,105
                                                                  --------    --------
       Cash and cash equivalents, end of period ...............   $  1,334    $  4,316
                                                                  ========    ========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments)
necessary to present fairly the financial position of Comstock Resources, Inc.
and subsidiaries ("Comstock") as of March 31, 2002 and the related results of operations and cash flows for the three months ended March 31, 2002 and 2001.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although
Comstock believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in
Comstock's Annual Report on Form 10-K for the year ended December 31, 2001.

     The results of operations for the three months ended March 31, 2002 are not necessarily an indication of the results expected for the full year.

     Supplementary Information With Respect to the Consolidated Statements of
Cash Flows -

                                                              For the Three Months
                                                                 Ended March 31,
                                                               2002        2001
                                                              ------      ------
                                                                  (In thousands)
         Cash Payments -
               Interest payments...........................   $2,367      $1,373
               Income tax payments.........................     --           243

         Noncash Investing and Financing Activities -
               Value of warrants issued
                   under exploration agreement ............   $  327      $  997

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
Due to the net loss for the three months ended March 31, 2002, common stock equivalents and convertible securities are anti- dilutive. Therefore basic and diluted loss per share for the three months ended March 31, 2002 are the same.
Basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 were determined as follows:

                                                              For the Three Months Ended March 31,
                                             -----------------------------------------------------------------------
                                                           2002                                 2001
                                             ---------------------------------   -----------------------------------
                                              Income                     Per       Income                       Per
                                              (Loss)      Shares        Share      (Loss)        Shares        Share
                                             --------    --------      -------    --------      --------      -------
                                                        (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income (Loss) from Continuing Operations....$ (4,261)      28,560                $ 23,932        29,001
 Less Preferred Stock
     Dividends...............................    (395)       --                       (395)         --
                                             --------     --------                --------      --------
 Net Income (Loss) from Continuing Operations
     Available to Common Stockholders........  (4,656)      28,560    $  (0.16)     23,537        29,001     $   0.81
                                                          ========                              ========

 Income (Loss) from Discontinued Operations      (769)      28,560       (0.03)         41        29,001         --
                                             --------     ========    --------    --------      ========     --------
 Net Income (loss) Available to Common
     Stockholders............................$ (5,425)      28,560    $  (0.19)   $ 23,578        29,001     $   0.81
                                             ========                 ========                               ========
Diluted Earnings Per Share:
 Effect of Dilutive Securities:
     Stock Options...........................                  721                                 1,679
     Convertible Preferred Stock.............                4,393                     395         4,393
                                                          --------                --------      --------
 Net Income (Loss) from Continuing Operations
     Available to Common Stockholders
        and Assumed Conversions..............               33,674                  47,551        35,073     $   0.68
                                                          ========                              ========

 Income (Loss) from Discontinued Operations                 33,674                      41        35,073         --
                                                          ========              ----------      ========     --------
 Net Income (loss) Available to Common
     Stockholders............................               33,674              $   47,592        35,073     $   0.68
                                                          ========              ==========      ========     ========

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
For collars, Comstock generally receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

     In March 2002, Comstock entered into natural gas price swaps covering
10,640,000 MMbtus of its natural gas production at an average price of $3.46.
Comstock has designated these positions as cash flow hedges.

     The following table sets out the derivative financial instruments outstanding at March 31, 2002, which are held for natural gas price risk management:

                                        Volume        Type         Floor      Ceiling      Swap
Period Beginning    Period Ending       (MMBtu)   of Instrument    Price       Price      Price
----------------- ------------------ ------------ ------------- ----------- ----------- ----------

April 1, 2002     October 31, 2002      5,320,000     Swap          --          --        $3.44
April 1, 2002     October 31, 2002      2,800,000     Swap          --          --        $3.50
April 1, 2002     October 31, 2002      2,520,000     Swap          --          --        $3.48
April 1, 2002     December 31, 2002       480,000     Floor        $1.90        --         --
April 1, 2002     December 31, 2002     1,912,500     Floor        $2.00        --         --
April 1, 2002     December 31, 2002     1,200,000     Swap          --          --        $2.40
April 1, 2002     December 31, 2002       675,000    Collar        $4.00       $6.75       --
                                     ------------
                                       14,907,500
                                     ------------

January 1, 2003   December 31, 2003       560,000     Floor        $1.90        --         --
January 1, 2003   December 31, 2003     2,250,000     Floor        $2.00        --         --
January 1, 2003   December 31, 2003     1,400,000     Swap          --          --        $2.40
                                     ------------
                                        4,210,000
                                     ------------
                                       19,117,500
                                     ============

     The counterparty for the $1.90 floor position and $2.40 swap price position is a subsidiary of Enron Corporation which has filed for bankruptcy protection.
The net liability owed to Enron as of March 31, 2002 was $3.0 million. Comstock intends to monitor this position and will assess the credit exposure to the extent this position becomes a net asset. These positions together with the other floor and collar postions have not been designated as cash flow hedges.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As of
March 31, 2002, Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt, which fixed the LIBOR rate at 4.5% for the period through April 2002. Comstock has designated this position as a hedge. As a result of certain hedging transactions for interest rates, Comstock has realized losses of $159,000 for the three months ended March 31, 2002 which were included in interest expense.

     The fair value of all derivative financial instruments is included on the consolidated balance sheet at the fair value. Comstock estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

     The change in fair value of the derivative contracts not accounted for hedges resulted in a loss of $2.0 million for the three months ended March 31,
2002. The loss on derivatives was comprised of a $2.4 million unrealized loss and a $392,000 realized gain. For the derivative contracts designated as cash flow hedges, the change in fair value of these instruments resulted in an unrealized after tax gain of $654,000 which was recognized in other comprehensive income.

(2)  LONG-TERM DEBT -

     As of March 31, 2002, Comstock's long-term debt was comprised of the following:

                                                     (In thousands)
        Revolving Bank Credit Facility...........     $   158,000
        11 1/4% Senior Notes due 2007............         220,000
        Other....................................              44
                                                      -----------
                                                         378,044
        Less current portion.....................            (42)
                                                      -----------
                                                      $   378,002
                                                      ===========

     Comstock's bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto
Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties. The borrowing base at March 31, 2002 was $240.0 million.
The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to
2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on
January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock's assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock's ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months ended March 31, 2002.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Comstock issued $150.0 million in aggregate principal amount of 11 1/4%
Senior Notes due in 2007 (the "Notes") on April 29, 1999. Interest on the Notes
is payable semiannually on May 1 and November 1, commencing on November 1, 1999.
The Notes are unsecured obligations of Comstock. Comstock repurchased $5.0 million of the Notes in July 2001. The Notes can be redeemed beginning on May 1,
2004.

     On March 7, 2002, Comstock closed on a private placement of $75.0 million of the Notes at a net price of 97.25% after placements agents' discount. As a result of this transaction, $220.0 million of the aggregate principal amount of the Notes was outstanding. The net proceeds were used to reduce amounts outstanding under the bank credit facility.

(3)  DISCONTINUED OPERATIONS -

     In April 2002, Comstock sold certain marginal oil and gas properties for cash proceeds of $300,000 plus forgiveness of certain accounts payable related to the properties. The properties sold include various interests in nonoperated properties in Nueces, Hardeman and Montague counties in Texas. These properties had become unprofitable for Comstock. The properties sold were written down to the net realizable value in March 2002 resulting in a loss of $769,000, net of income taxes and have been presented as discontinued operations in the accompanying consolidated statements of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock
Resources, Inc. and subsidiaries (a Nevada corporation) as of March 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United
States of America.

                                                (signed)  KPMG LLP

Dallas, Texas
May 7, 2002

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                                         Three Months Ended
                                                             March 31,
                                                          2002        2001
                                                        -------     --------
Net Production Data:
       Oil (Mbbls) ...............................          344         415
       Natural gas (MMcf) ........................        8,269       7,436
       Natural gas equivalent (Mmcfe) ............       10,335       9,923
     Average Sales Price:
       Oil (per Bbl) .............................      $ 20.67     $ 28.19
       Natural gas (per Mcf) .....................         2.37        7.47
       Average equivalent price (per Mcfe) .......         2.58        6.78
     Expenses ($ per Mcfe):
       Oil and gas operating(1) ..................      $  0.79     $  0.95
       General and administrative ................         0.09        0.08
       Depreciation, depletion and amortization(2)         1.28        1.17
     Cash Margin ($ per Mcfe)(3) .................      $  1.70     $  5.74
---------

(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents depreciation, depletion and amortization of oil and gas properties only.
(3)  Represents average equivalent price per Mcfe less oil an gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     Our oil and gas sales decreased $40.6 million (60%) in the first quarter of
2002, to $26.7 million from $67.3 million in 2001's first quarter due to a significant drop in our realized crude oil and natural gas prices. Our average crude oil price fell by 27% and our average natural gas price decreased by 68%
in the first quarter of 2002 as compared to 2001. Production in the first quarter of 2002 increased 14% over production in the fourth quarter of 2001 and
4% over production in the first quarter of 2001.

     Other income decreased to $120,000 in the first quarter of 2002 as compared to $147,000 in 2001's first quarter, primarily due to a decrease in interest earned on short-term cash deposits.

     Costs and Expenses -

     Oil and gas operating expenses, including production taxes, decreased $1.3 million (14%) to $8.1 million in the first quarter of 2002 from $9.4 million in the first quarter of 2001. Oil and gas operating expenses per equivalent Mcf produced decreased $0.16 to $0.79 in the first quarter of 2002 from $0.95 in the first quarter of 2001. The decrease in operating expenses is due to lower production taxes as a result of the significantly lower crude oil and natural gas prices.

     In the first quarter of 2002, we had a $2.0 million provision for exploration expense as compared to a $2.8 million provision for exploration in
2001's first quarter. The provision in the first quarter of 2002 primarily relates to an exploratory well drilled at South Timbalier Block 30, which was abandoned after numerous drilling problems were encountered culminating with the drill pipe being stuck. Approximately 43 net feet of productive pay had been discovered prior to the well being lost. We plan to redrill this prospect pending the results from other exploration activity in this block.

     Depreciation, depletion and amortization ("DD&A") increased $1.6 million
(13%) to $13.6 million in the first quarter of 2002 from $12.0 million in the first quarter of 2001 due to the 4% increase in oil and natural gas production and an increase in our DD&A rate. DD&A per equivalent Mcf produced increased by
$0.11 to $1.28 for the three months ended March 31, 2002 from $1.17 for the three months ended March 31, 2001.

     General and administrative expenses, which are reported net of overhead reimbursements, of $930,000 for the first quarter of 2002 were 12% higher than general and administrative expenses of $829,000 for the first quarter of 2001 due primarily to an increase in personnel costs in 2002.

     Interest expense increased $1.3 million (24%) to $6.8 million for the first quarter of 2002 from $5.5 million for the first quarter of 2001. The increase is attributable to higher borrowings outstanding under our bank credit facility and the issuance of an additional $75.0 million of our 11 1/4% Senior Notes on March
7, 2002. The average outstanding balance under our bank credit facility increased to $200.1 million in the first quarter of 2002 as compared to $70.5 million in the first quarter of 2001. The higher debt was offset partially by a lower interest rate on our bank credit facility. The weighted average annual interest rate for borrowings under our bank credit facility decreased to 4.1%
for the first quarter of 2002 as compared to 7.2% for the same period in 2001.

     Comstock reported a net loss from continuing operations of $4.7 million for the three months ended March 31, 2002, as compared to net income from continuing operations of $23.5 million for the three months ended March 31, 2001. Net loss per share from continuing operations for the first quarter was $0.16 on weighted average shares outstanding of 28.6 million as compared to net income per share from continuing operations of $0.68 for the first quarter of 2001 on weighted average diluted shares outstanding of 35.1 million.

     In April 2002, we sold certain marginal oil and gas properties, which resulted in a loss of $1.2 million. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the expected loss on disposal.

Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2002, our net cash flow provided by operating activities before changes to other working capital accounts totaled $11.3 million. Our other primary funding sources in the first quarter of 2002 were borrowings of $6.0 million under our bank credit facility and proceeds of $72.8 million received from the issuance of our 11 1/4% Senior Notes.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first quarter of 2002, we incurred capital expenditures of $15.7 million for development and exploration activities. We also repaid $75.0 million of borrowings under our bank credit facility.

     The following table summarizes our capital expenditure activity for the three months ended March 31, 2002 and 2001:

                                               Three Months Ended
                                                    March 31,
                                                 2002       2001
                                                -------   -------
                                                 (In thousands)

               Leasehold costs                  $ 2,034   $ 1,139
               Development drilling               5,649    11,878
               Exploratory drilling               6,634    13,173
               Offshore production facilities       620       107
               Workovers and recompletions          777     1,634
               Other                                  7        42
                                                -------   -------
                                                $15,721   $27,973
                                                =======   =======

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $15.7 million and $27.9 million on development and exploration activities in the three months ended March 31,
2002 and 2001, respectively. We have budgeted approximately $75.0 million for development and exploration projects in 2002. We expect to use internally generated cash flow to fund development and exploration activity.

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

     On December 17, 2001, we entered into a new three year $350.0 million revolving credit facility with Toronto Dominion (Texas), Inc. as administrative agent. Indebtedness under the new bank credit facility is secured by substantially all of our assets. The revolving credit line is subject to borrowing base availability, which will be redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and gas properties.
The current borrowing base is $240.0 million. The borrowing base may be affected by the performance of our properties and changes in oil and gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line bears interest, based on the utilization of the borrowing base, at our option at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%.
The bank credit facility matures on January 2, 2005 and contains covenants that, among other things, restrict our ability to pay cash dividends, limit the amount of our consolidated debt and limit our ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio.

     On March 7, 2002, we closed the sale in a private placement of $75.0 million of our 11 1/4% Senior Notes due 2007 (the "Notes") at a net price of
97.25% after the placements agents' discount. As a result of this transaction,
$220.0 million of aggregate principal amount of the Notes were outstanding. The net proceeds were used to reduce amounts outstanding under our bank credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Oil and Natural Gas Prices

     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.
Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.
Based on our oil and natural gas production in the three months ended March 31,
2002, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.3 million and a
$1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.4 million.

     We periodically use hedging transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits that may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices.
Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New
York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the difference multiplied by the volume hedge. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counterparty based on the difference. We generally receive a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counterparty when the settlement price is below the floor and pay a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

     In March 2002, we hedged a portion of our natural gas production for the period April 2002 through October 2002 in order to increase the predictability of our cash flow from operations in order to support our planned 2002 drilling program. The hedges cover approximately 45% to 50% of our expected 2002 natural gas production from April 2002 to October 2002. We entered into price swaps covering 50 MMBtus per day of our natural gas production at an average price of
$3.46. The price swaps will be settled using the closing index price for natural gas delivered to the Houston Ship Channel for 38.2 MMBtus per day and the
closing contract price for natural gas delivered to the Henry Hub on the New
York Mercantile Exchange for 11.8 MMBtus per day.

     The following table sets out the derivative financial instruments outstanding at March 31, 2002, which are held for natural gas price risk management:

                                        Volume        Type         Floor      Ceiling      Swap
Period Beginning    Period Ending      (MMBtu)    of Instrument    Price       Price      Price
----------------- ------------------ ------------ ------------- ----------- ----------- ----------

April 1, 2002     October 31, 2002      5,320,000     Swap          --          --        $3.44
April 1, 2002     October 31, 2002      2,800,000     Swap          --          --        $3.50
April 1, 2002     October 31, 2002      2,520,000     Swap          --          --        $3.48
April 1, 2002     December 31, 2002       480,000     Floor        $1.90        --         --
April 1, 2002     December 31, 2002     1,912,500     Floor        $2.00        --         --
April 1, 2002     December 31, 2002     1,200,000     Swap          --          --        $2.40
April 1, 2002     December 31, 2002       675,000    Collar        $4.00       $6.75       --
                                     ------------
                                       14,907,500
                                     ------------

January 1, 2003   December 31, 2003       560,000     Floor        $1.90        --         --
January 1, 2003   December 31, 2003     2,250,000     Floor        $2.00        --         --
January 1, 2003   December 31, 2003     1,400,000     Swap          --          --        $2.40
                                     ------------
                                        4,210,000
                                     ------------
                                       19,117,500
                                     ============

     The counterparty for the $1.90 floor position and $2.40 swap price position is a subsidiary of Enron Corporation, which has filed for bankruptcy protection.
The net liability owed to Enron as of March 31, 2002 was $3.0 million. We intend to monitor this position and will assess the credit exposure to the extent this position becomes a net asset.

     The fair value of the commodity price derivative financial instruments at
March 31, 2002 was a net liability of $1.5 million. Certain of the positions have not designated as cash flow hedges. Changes in fair value of the derivative financial instruments not designated as cash flow hedges are recorded in earnings.

Interest Rates

     At March 31, 2002, we had long-term debt of $378.0 million. Of this amount,
$220.0 million bears interest at a fixed rate of 11 1/4%. We had $158.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In March 2001, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on April 30,
2001 and expiring on April 30, 2002. As a result of this interest rate swap, we realized a loss of $159,000 in the first quarter of 2002. The fair value of this interest rate derivative financial instrument was a net liability of $59,000 at
March 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company's annual meeting of stockholders was held in Frisco, Texas at 4:00 p.m., local time, on May 13, 2002.

     (b)  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class B directors and such nominees were elected.

     (c)  Out of a total 33,139,128 shares of the Company's common stock and preferred stock outstanding and entitled to vote, 30,730,254 shares were present at the meeting in person or by proxy, representing approximately 93%. Matters voted upon at the meeting were as follows:

          (i)  Two Class B Director was reelected to Company's board of directors. The vote tabulation was as follows:

                     Nominee                For             Withheld
                -----------------        ----------        ----------

                M. Jay Alllison          27,733,439        2,996,815
                David W. Sledge          30,359,854          370,400

               Other directors of the Company whose term of office as a Director continued after the meeting are as follows:

                  Class A Director                    Class C Directors
                -------------------                  --------------------
                  Cecil E. Martin                      Roland O. Burns
                                                       David K. Lockett

          (ii) The appointment of KPMG LLP as the Company's certified public accountants for 2002 was ratified by a vote of 33,129,128 shares for, no shares against and no shares abstaining. This
               ratification was not listed in the proxy statement but was voted on by the named proxies.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
         --------

          10.1 Amendment No. 3 dated April 15, 2002 to the Credit Agreement, dated as of December 17, 2001, by and among Comstock, as
               borrower, each lender from time to time party thereto, Toronto
               Dominion (Texas), Inc., as administrative agent, and
               Toronto-Dominion Bank, as Issuing Bank.
-------------

b.       Reports on Form 8-K
         -------------------

         Form 8-K Reports filed subsequent to December 31, 2001 are as follows:

      Date            Item                    Description
----------------    -------  ---------------------------------------------
February 6, 2002       2     Historical and Proforma Financial Information of
                             DevX Energy, Inc.

March 12, 2002         5     Issued $75 million of 11 1/4% Senior Notes due 2007

April 26, 2002         4     Changes in registrant's certifying accountant

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMSTOCK RESOURCES, INC.

                             /s/M. JAY ALLISON
                             -----------------
Date    May 14, 2002         M. Jay Allison, Chairman, President and Chief
        ------------         Executive Officer (Principal Executive Officer)

                             /s/ROLAND O. BURNS
                             ------------------
Date    May 14, 2002         Roland O. Burns, Senior Vice President,
        ------------         Chief Financial Officer, Secretary, and Treasurer
                             (Principal Financial and Accounting Officer)

