Form 10-Q
period 2002-06-30
COMSTOCK RESOURCES INC
filed 2002-08-12
CIK 23194

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    x                   THE SECURITIES EXCHANGE ACT OF 1934
   ----
                      For The Quarter Ended June 30, 2002

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

     The number of shares outstanding of the registrant's common stock, par value $.50, as of August 12, 2002 was 28,833,561.

                            COMSTOCK RESOURCES, INC.

                                QUARTERLY REPORT

                       For The Quarter Ended June 30, 2002

                                      INDEX

PART I.  Financial Information                                              Page

    Item 1. Financial Statements:

         Consolidated Balance Sheets -
                 June 30, 2002 and December 31, 2001...........................4
         Consolidated Statements of Operations -
                 Three Months and Six Months ended June 30, 2002 and 2001......5
         Consolidated Statement of Stockholders' Equity -
                 Six Months ended June 30, 2002................................6
         Consolidated Statements of Cash Flows -

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15

    Item 3. Quantitative and Qualitative Disclosure About Market Risks........19

PART II. Other Information

    Item 6. Exhibits and Reports on Form 8-K..................................21

                                       2

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,   December 31,
                                                                      2002          2001
                                                                    ---------    ---------
                                                                   (Unaudited)
                                                                        (In thousands)
Cash and Cash Equivalents .......................................   $   1,267    $   6,122
Accounts Receivable:
        Oil and gas sales .......................................      25,528       20,015
        Joint interest operations ...............................       1,635        4,717
Derivatives .....................................................       1,338        1,342
Other Current Assets ............................................      10,109        7,418

                       Total current assets .....................      39,877       39,614
Property and Equipment:
        Unevaluated oil and gas properties ......................      17,896       13,416
        Oil and gas properties, successful efforts method .......     908,301      901,206
        Other ...................................................       2,565        2,633
        Accumulated depreciation, depletion and amortization ....    (288,677)    (278,679)
                                                                    ---------    ---------
                       Net property and equipment ...............     640,085      638,576
Derivatives .....................................................          25          254
Other Assets ....................................................       6,318        4,627
                                                                    ---------    ---------
                                                                    $ 686,305    $ 683,071
                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt ...............................   $     674    $     229
Accounts Payable and Accrued Expenses ...........................      28,990       37,389
Derivatives .....................................................       2,973          798
                                                                    ---------    ---------
                        Total current liabilities ...............      32,637       38,416
Long-Term Debt, less current portion ............................     384,002      372,235
Deferred Taxes Payable ..........................................      47,352       47,911
Derivatives .....................................................        --          1,053
Reserve for Future Abandonment Costs ............................       7,169        7,794
Stockholders' Equity:
        Preferred stock--$10.00 par, 5,000,000 shares authorized,
          1,757,310 shares outstanding ..........................      17,573       17,573
        Common stock--$0.50 par, 50,000,000 shares authorized,
          28,833,561 and 28,552,553 shares outstanding at
          June 30, 2002 and December 31, 2001, respectively .....      14,417       14,276
        Additional paid-in capital ..............................     132,009      130,956
        Retained earnings .......................................      51,562       54,183
        Deferred compensation-restricted stock grants ...........      (1,069)      (1,187)
        Accumulated other comprehensive income (loss) ...........         653         (139)
                                                                    ---------    ---------
                        Total stockholders' equity ..............     215,145      215,662
                                                                    ---------    ---------
                                                                    $ 686,305    $ 683,071
                                                                    =========    =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months               Six Months
                                                          Ended June 30,           Ended June 30,
                                                        2002         2001         2002         2001
                                                      ---------    ---------    ---------    ---------
                                                         (In thousands, except per share amounts)
Revenues:
         Oil and gas sales ........................   $  38,004    $  45,997    $  64,494    $ 112,932
         Other income .............................          79          121          199          268
                                                      ---------    ---------    ---------    ---------
                           Total revenues .........      38,083       46,118       64,693      113,200
                                                      ---------    ---------    ---------    ---------
Expenses:
         Oil and gas operating ....................       8,467        8,173       16,582       17,559
         Exploration ..............................       1,028          477        2,981        3,308
         Depreciation, depletion and amortization .      14,057       11,997       27,515       23,931
         General and administrative, net ..........       1,077          998        2,007        1,827
         Interest .................................       7,702        4,956       14,512       10,461
         Loss from derivatives ....................         204         --          2,168         --
                                                      ---------    ---------    ---------    ---------
                           Total expenses .........      32,535       26,601       65,765       57,086
                                                      ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before income taxes ............................       5,548       19,517       (1,072)      56,114
Income tax benefit (expense) ......................      (1,942)      (6,831)         375      (19,640)
                                                      ---------    ---------    ---------    ---------
Net income (loss) from continuing operations ......       3,606       12,686         (697)      36,474
Preferred stock dividends .........................        (400)        (400)        (795)        (795)
                                                      ---------    ---------    ---------    ---------
Net income (loss) from continuing operations
    attributable to common stock ..................       3,206       12,286       (1,492)      35,679
Income (loss) from discontinued operations,
    including loss on disposal, net of income taxes        (403)         152       (1,129)         338
                                                      ---------    ---------    ---------    ---------
Net income (loss) attributable to common stock ....   $   2,803    $  12,438    $  (2,621)   $  36,017
                                                      =========    =========    =========    =========
Net income (loss) per share:
    Basic -
      Net income (loss) from
       continuing operations per share.............   $    0.11    $    0.42    $   (0.05)   $    1.22
                                                      =========    =========    =========    =========
      Net income (loss) per share..................   $    0.10    $    0.43    $   (0.09)   $    1.24
                                                      =========    =========    =========    =========
    Diluted -
      Net income (loss) from
       continuing operations per share.............   $    0.11    $    0.36                 $    1.04
                                                      =========    =========                 =========
      Net income (loss) per share..................   $    0.09    $    0.37                 $    1.05
                                                      =========    =========                 =========
Weighted average shares outstanding:
      Basic........................................      28,776       29,252       28,678       29,127
                                                      =========    =========    =========    =========
      Diluted......................................      34,042       34,902                    34,967
                                                      =========    =========                 =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)

                                                                                     Deferred     Accumulated
                                              Additional                           Compensation-     Other
                                 Preferred      Common       Paid-In     Retained   Restricted    Comprehensive
                                   Stock        Stock        Capital     Earnings   Stock Grants  Income (Loss)   Total
                                 ----------   ----------   ----------   ----------   ----------   -----------  ----------
                                                           (In thousands)
Balance at December 31, 2001...  $   17,573   $   14,276   $  130,956   $   54,183   $  (1,187)   $     (139)  $  215,662
 Restricted stock grants.......         --          --          --           --            118         --             118
 Value of warrants issued
  for exploration prospects....         --          --            213       --             --          --             213
 Exercise of stock options.....         --           141          840       --             --          --             981
 Net loss attributable to
   common stock................         --          --          --          (2,621)        --          --          (2,621)
 Unrealized hedge gains........         --          --          --            --           --            792          792
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at June 30, 2002.......  $   17,573   $   14,417   $  132,009   $   51,562   $   (1,069)  $      653   $  215,145
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six Months
                                                                          Ended June 30,
                                                                        2002        2001
                                                                      --------    --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...............................................   $ (1,826)   $ 36,812
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Compensation paid in common stock ............................        118         112
     Exploration ..................................................      2,981       3,308
     Depreciation, depletion and amortization .....................     27,515      23,931
     Deferred income taxes ........................................       (375)     16,040
     Unrealized losses from derivatives ...........................      2,499        --
     Non-cash effect of discontinued operations, net ..............      1,467         (36)
     Gain on sale of properties ...................................       --           (12)
                                                                      --------    --------
       Working capital provided by operations .....................     32,379      80,155
  Decrease in accounts receivable .................................        747       8,128
  Increase in other current assets ................................     (2,691)        (29)
  Increase (decrease) in accounts payable and
    accrued expenses ..............................................     (8,203)        420
                                                                      --------    --------
       Net cash provided by operating activities ..................     22,232      88,674
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of properties ...............................        300          46
  Capital expenditures and acquisitions ...........................    (37,568)    (59,092)
                                                                      --------    --------
       Net cash used for operating activities .....................    (37,268)    (59,046)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings ......................................................     20,736       8,730
  Proceeds from issuance of senior notes ..........................     75,000        --
  Debt issuance costs .............................................     (2,217)       --
  Proceeds from common stock issuance .............................        981       2,010
  Principal payments on debt ......................................    (83,524)    (46,226)
  Preferred stock dividends paid ..................................       (795)       (795)
                                                                      --------    --------
  Net cash provided by (used for) financing activities.............     10,181     (36,281)
                                                                      --------    --------
       Net decrease in cash and cash equivalents ..................     (4,855)     (6,653)
       Cash and cash equivalents, beginning of period .............      6,122       7,105
                                                                      --------    --------
       Cash and cash equivalents, end of period ...................   $  1,267    $    452
                                                                      ========    ========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation -

     In management's opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments)
necessary to present fairly the financial position of Comstock Resources, Inc.
and subsidiaries ("Comstock") as of June 30, 2002 and the related results of operations for the three months and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001.

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

     The results of operations for the three months and six months ended June
30, 2002 are not necessarily an indication of the results expected for the full year.

     Supplementary Information With Respect to the Consolidated Statements of
Cash Flows -

                                               For the Six Months
                                                  Ended June 30,
                                                 2002      2001
                                               -------   -------
                                                  (In thousands)
  Cash Payments -
         Interest payments.................    $13,436   $10,680
         Income tax payments...............      --          243

  Noncash Investing and Financing Activities -
         Value of warrants issued
            under exploration agreement.....   $   327   $   997

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
Due to the net loss for the six months ended June 30, 2002, common stock equivalents and convertible securities are anti- dilutive. Therefore basic and diluted loss per share for the six months ended June 30, 2002 are the same.
Basic and diluted earnings per share for the three months and six months ended
June 30, 2002 and 2001 were determined as follows:

                                                        For the Three Months Ended June 30,
                                        ----------------------------------------------------------------
                                                      2002                                2001
                                        -------------------------------    -----------------------------
                                                                 Per                               Per
                                         Income      Shares     Share       Income      Shares    Share
                                        --------    --------  ---------    --------    -------   -------
                                                    (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income from Continuing Operations..... $  3,606      28,776               $ 12,686     29,252
  Less Preferred Stock Dividends.......     (400)      --                      (400)     --
                                        --------    --------               --------    -------
Net Income from Continuing Operations
     Available to Common Stockholders..    3,206      28,776  $    0.11      12,286     29,252   $  0.42
                                                    ========                           =======
  Income from Discontinued Operations..     (403)     28,776      (0.01)        152     29,252      0.01
                                        --------    ========  ---------    --------    =======   -------
 Net Income Available to Common
     Stockholders...................... $  2,803      28,776  $    0.10    $ 12,438     29,252   $  0.43
                                        ========    ========  =========    ========    =======   =======
Diluted Earnings Per Share:
 Income from Continuing Operations..... $  3,606      28,776               $ 12,686     29,252
 Effect of Dilutive Securities:
   Stock Options.......................      --          873                   --        1,257
   Convertible Preferred Stock.........      --        4,393                   --        4,393
                                        --------    --------  ---------    --------    -------
 Net Income from Continuing Operations
     Available to Common Stockholders
       With Assumed Conversions........    3,606      34,042  $    0.11      12,686      34,902  $  0.36
                                                    ========                           ========
  Income from Discontinued Operations..     (403)     34,042      (0.02)        152      34,902     0.01
                                        --------    ========  ---------    --------    ========  -------
 Net Income Available to Common
     Stockholders...................... $  3,203      34,042  $    0.09    $ 12,838     34,902   $  0.37
                                        ========    ========  =========    ========    =======   =======

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                         For the Six Months Ended June 30,
                                        ----------------------------------------------------------------
                                                      2002                                2001
                                        -------------------------------    -----------------------------
                                                                 Per                               Per
                                         Income      Shares     Share       Income      Shares    Share
                                        --------    --------  ---------    --------    -------   -------
                                                    (Amounts in thousands except per share data)
Basic Earnings Per Share:
 Income (Loss)from
        Continuing Operations.........  $   (697)     28,678               $ 36,474     29,127
  Less Preferred Stock Dividends......      (795)      --                      (795)     --
                                        --------    --------               --------    -------
  Net Income (Loss) from
        Continuing Operations Available
        to Common Stockholders..........  (1,492)     28,678  $   (0.05)     35,679     29,127   $  1.22
                                                    ========                           =======
 Income (Loss)from
        Discontinued Operations........   (1,129)     28,678      (0.04)        338     29,127      0.02
                                        --------    ========  ---------    --------    =======   -------
 Net Income (loss) Available to
        Common Stockholders............ $ (2,621)     28,678  $   (0.09)   $ 36,017     29,127   $  1.24
                                        ========    ========  =========    ========    =======   =======
Diluted Earnings Per Share:
 Income (loss) from Continuing Operations                                  $ 36,474     29,127
 Effect of Dilutive Securities:
        Stock Options..................                                       --         1,447
        Convertible Preferred Stock....                                       --         4,393
                                                                           --------    -------
 Net Income (Loss) from Continuing Operations
         Available to Common Stockholders
                With Assumed Conversions..                                   36,474     34,967   $  1.04
                                                                                       =======

 Income (Loss) from Discontinued Operations...                                  338     34,967      0.01
                                                                           --------    =======   -------
  Net Income (loss) Available to Common
         Stockholders........................                              $ 36,812      34,967  $  1.05
                                                                           ========    ========  =======

     Derivative Instruments and Hedging Activities

     Comstock uses swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged.
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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     On July 9, 2002, Comstock entered into an agreement with a subsidiary of
Enron Corporation ("Enron") to settle all outstanding derivative financial instruments between Comstock and Enron effective as of April 23, 2002. Comstock agreed to pay $3.0 million to Enron to cancel a natural gas price swap agreement covering 2,466,668 MMBtus at a fixed price of $2.40 and a natural gas price floor position covering 986,668 MMBtus at $1.90. Accordingly, these positions have been valued at the settlement price as of June 30, 2002.

     The following table sets out the derivative financial instruments, excluding the Enron positions, outstanding at June 30, 2002, which are held for natural gas price risk management:

                                             Volume         Type          Swap          Floor      Ceiling
   Period Beginning     Period Ending       (MMBtu)     of Instrument     Price         Price       Price
   ----------------   -----------------   -----------   -------------   ----------   ----------   ----------
      July 1, 2002    October 31, 2002     3,040,000        Swap          $3.44          --           --
      July 1, 2002    October 31, 2002     1,600,000        Swap          $3.50          --           --
      July 1, 2002    October 31, 2002     1,440,000        Swap          $3.48          --           --
      July 1, 2002    December 31, 2002    1,275,000        Floor          --           $2.00         --
      July 1, 2002    December 31, 2002      450,000        Collar         --           $4.00       $6.75
                                          ----------
                                           7,805,000
                                          ----------

   January 1, 2003    December 31, 2003    2,250,000       Floor           --           $2.00         --
                                          ----------
                                          10,055,000
                                          ==========

     Comstock has designated the swap positions which were entered into in March
2002 as cash flow hedges. The floor and collar positions acquired in the acquisition of DevX Energy, Inc. in December 2001 have not been designated as hedges. Comstock realized gains of $363,000 in the first six months of 2002 on the positions designated as hedges. These gains were included in oil and gas sales. For the three months and six months ended June 30, 2002, Comstock realized gains of $12,000 and $403,000, respectively, on the positions not designated as hedges.

     Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt.
Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt, which fixed the LIBOR rate at 4.5% for one year through
April 2002. Comstock has designated this position as a hedge. As a result of this interest rate hedge, Comstock realized losses of $218,000 for the six months ended June 30, 2002 which were included in interest expense. As of June
30, 2002, Comstock had no open interest rate derivative financial instruments outstanding.

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     Comstock had a loss of $204,000 and $2.2 million for the three months and six months ended June 30, 2002, respectively related to the derivative contracts not accounted for hedges. The loss on derivatives for the six months ended June
30, 2002 was comprised of a $2.6 million unrealized loss and a $403,000 realized gain. For the derivative contracts designated as cash flow hedges, the change in fair value of these instruments resulted in an unrealized after tax gain of
$792,000 which was recognized in other comprehensive income.

New Accounting Standard

     In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after
December 31, 2002 which require that a liability be recognized for an exit or disposal activity when that liability is incurred.

(2)  LONG-TERM DEBT -

     As of June 30, 2002, Comstock's long-term debt was comprised of the following:

                                                  (In thousands)
               Revolving Bank Credit Facility....   $ 164,000
               11 1/4% Senior Notes due 2007.....     220,000
               Other ............................        676
                                                   ---------
                                                     384,676
               Less current portion.............        (674)
                                                   ---------
                                                   $ 384,002
                                                   =========

     Comstock's bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto
Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties. The borrowing base at June 30, 2002 was $250.0 million.
The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to
2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on
January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock's assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock's ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months and six months ended June 30, 2002.

     Comstock issued $150.0 million in aggregate principal amount of 11 1/4%
Senior Notes due in 2007 (the "Notes") on April 29, 1999. Interest on the Notes
is payable semiannually on May 1 and November 1, commencing on November 1, 1999.
The Notes are unsecured obligations of Comstock. The Notes can be redeemed beginning on May 1, 2004. Comstock repurchased $5.0 million of the Notes in July
2001.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

     On March 7, 2002, Comstock closed on a private placement of $75.0 million of the Notes at a net price of 97.25% after placements agents' discount. As a result of this transaction, $220.0 million of the aggregate principal amount of the Notes are outstanding. The net proceeds from the offering were used to reduce amounts outstanding under the bank credit facility.

(3)  DISCONTINUED OPERATIONS -

     In April 2002, Comstock sold certain marginal oil and gas properties for cash proceeds of $300,000 plus forgiveness of certain accounts payable related to the properties. The properties sold include various interests in nonoperated properties in Nueces, Hardeman and Montague counties in Texas. The properties sold were written down to the net realizable value in March 2002 resulting in a loss of $769,000, net of income taxes. In July 2002, Comstock sold certain oil and gas properties in Wharton County, Texas for cash proceeds of $3.2 million.
These properties were written down to their net realizable value as of June 30,
2002 resulting in an after tax loss of $387,000. The sold properties, including the losses on disposal, have been presented as discontinued operations in the accompanying consolidated statements of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders of
Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock
Resources, Inc. and subsidiaries (a Nevada corporation) as of June 30, 2002, and the related consolidated statements of operations for the three and six month periods ended June 30, 2002, and the consolidated statement of cash flows for the six month period ending June 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

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
August 6, 2002

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                                 2002      2001       2002      2001
                                                -------   -------    -------   -------
Net Production Data:
  Oil (Mbbls).................................      335       392        676       804
  Natural gas (Mmcf)..........................    8,534     7,037     16,756    14,440
  Natural gas equivalent (Mmcfe)..............   10,543     9,392     20,812    19,265
Average Sales Price:
  Oil (per Bbl)...............................  $ 24.95   $ 26.97    $ 22.79   $ 27.60
  Natural gas (per Mcf).......................     3.47      5.03       2.93      6.28
  Average equivalent price (per Mcfe).........     3.60      4.90       3.10      5.86
Expenses ($ per Mcfe):
  Oil and gas operating(1)....................  $  0.80   $  0.87    $  0.80   $  0.91
  General and administrative..................     0.10      0.11       0.10      0.09
  Depreciation, depletion and amortization(2).     1.30      1.24       1.29      1.20
Cash Margin ($ per Mcfe)(3)...................  $  2.70   $  3.92    $  2.21   $  4.86
---------
(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3)  Represents  average  equivalent  price per Mcfe less oil and gas  operating expenses per Mcfe and general and administrative expenses per Mcfe.

     Revenues -

     Our sales of oil and natural gas decreased $8.0 million (17%) in the second quarter of 2002 to $38.0 million, from $46.0 million in 2001's second quarter due to a significant drop in our realized crude oil and natural gas prices. Our average natural gas price decreased by 31% and our average crude oil price fell by 7% in the second quarter of 2002 as compared to 2001. Production in the second quarter of 2002 increased 12% over production in the second quarter of
2001. For the first half of 2002, our oil and gas sales decreased $48.4 million
(43%) to $64.5 million from $112.9 million for the six months ended June 30,
2001. The decrease is primarily attributable to 53% lower realized natural gas prices and the 17% lower realized crude oil prices in 2002 as compared to 2001.
In the first six months of 2002, production on an equivalent basis, increased by
8%. The increases in production relate to the acquisition of DevX Energy, Inc.
("DevX") which was completed in December 2001.

     Other income decreased to $79,000 in the second quarter of 2002 from
$121,000 from the second quarter of 2001. Other income for the six months ended
June 30, 2002 decreased to $199,000 in 2002 from $268,000 in 2001. The decreases relate to a decrease in interest earned on our cash deposits resulting from the decline in interest rates.

     Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased
$0.3 million (4%) to $8.5 million in the second quarter of 2002 from $8.2 million in the second quarter of 2001. Oil and gas operating expenses per

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

equivalent Mcf produced decreased $0.07 to $0.80 in the second quarter of 2002 from $0.87 in the second quarter of 2001. The increase in operating expenses is related to the lifting costs of properties acquired in the acquisition of DevX, which was partially offset by lower production taxes resulting from the lower oil and gas prices. Oil and gas operating costs for the six months ended June
30, 2002 decreased $1.0 million (6%) to $16.6 million from $17.6 million for the six months ended June 30, 2001. Oil and gas operating expenses per equivalent
Mcf produced decreased $0.11 to $0.80 for six months ended June 30, 2002 from
$0.91 for the same period in 2001. The decrease is primarily due to lower production taxes as a result of the significantly lower oil and gas prices which is partially offset by the additional operating costs related to the DevX properties.

     In the second quarter of 2002, we had a $1.0 million provision for exploration expense as compared to a $0.5 million in 2001's second quarter. The provision in the second quarter of 2002 primarily relates to an exploratory dry hole drilled at South Pelto Block 1. For the six months ended June 30, 2002 we had a provision for exploration expenses totaling $3.0 million as compared to
$3.3 million in the same period in 2001. The 2002 provision primarily related to two offshore exploratory dry holes drilled in 2002.

     Depreciation, depletion and amortization ("DD&A") increased $2.0 million
(17%) to $14.1 million in the second quarter of 2002 from $12.0 million in the second quarter of 2001 due to a 12% increase in our production and a 5% increase in average amortization rate. DD&A per equivalent Mcf produced increased by
$0.06 to $1.30 for the three months ended June 30, 2002 from $1.24 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, DD&A increased $3.6 million (15%) to $27.5 million from $23.9 million for the six months ended June 30, 2001. The increase is also due to the 8% increase in production and a higher average amortization rate. DD&A per equivalent Mcf increased by $0.09 to $1.29 for the six months ended June 30, 2002 from $1.20 for the six months ended June 30, 2001.

     General and administrative expenses, which are reported net of overhead reimbursements, of $1.1 million for the second quarter of 2002 were 8% higher than general and administrative expenses of $1.0 million for the second quarter of 2001. For the first six months of 2002, general and administrative expenses increased to $2.0 million from $1.8 million for the six months ended June 30,
2001. The increases are due primarily to an increase in our personnel costs in
2002.

     Interest expense increased $2.7 million (55%) to $7.7 million for the second quarter of 2002 from $5.0 million in the second quarter of 2001. Interest expense for the six months ended June 30, 2002 increased $4.0 million (39%) to
$14.5 million from $10.5 million for the six months ended June 30, 2001. The increases are attributable to higher borrowings outstanding under our bank credit facility and the issuance of an additional $75.0 million of our 11 1/4%
Senior Notes on March 7, 2002. The increase in debt is attributable to borrowings made to finance the DevX acquisition. The average outstanding balance under our bank credit facility increased to $165.9 million and $182.9 million in the second quarter of 2002 and the six months ended June 30, 2002, respectively, as compared to $52.4 million and $61.4 million in the second quarter of 2001 and six months ended June 30, 2001, respectively. The higher debt was offset partially by a lower interest rate on our bank credit facility. The weighted average annual interest rate for borrowings under our bank credit facility decreased to 3.6% for the second quarter of 2002 as compared to 5.8% for the second quarter of 2001. The weighted average annual rate for the first half of
2002 was 3.9% as compared to 6.6% for the first half of 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     Comstock reported net income from continuing operations of $3.2 million for the three months ended June 30, 2002, as compared to net income from continuing operations of $12.3 million for the three months ended June 30, 2001. Net income per share from continuing operations for the second quarter was $0.11 on weighted average diluted shares outstanding of 34.0 million as compared to $0.36 for the second quarter of 2001 on weighted average diluted shares outstanding of
34.9 million. The net loss from continuing operations for the six months ended
June 30, 2002 was $1.5 million, as compared to net income of $35.7 million for the six months ended June 30, 2001. The net loss from continuing operations per common share for the six months ended June 30, 2002 was $0.05 as compared to
$1.22 ($1.04 per diluted common share) for the six months ended June 30, 2001.

     In April 2002 and July 2002, we sold certain oil and gas properties, which resulted in a loss of $1.8 million. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the losses on disposal.

Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2002, our net cash flow provided by operating activities before changes to other working capital accounts totaled $32.4 million. Our other primary funding sources in the first six months of 2002 were borrowings of $20.0 million under our bank credit facility and proceeds of $75.0 million received from the issuance of our 11 1/4% Senior Notes.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. For the six months ended June
30, 2002, we incurred capital expenditures of $37.6 million for development and exploration activities. We also repaid $83.0 million of borrowings under our bank credit facility.

     The following table summarizes our capital expenditure activity for the six months ended June 30, 2002 and 2001:

                                                Six Months Ended
                                                     June 30,
                                                  2002      2001
                                                -------   -------
                                                   (In thousands)
                                                -----------------
               Acquisitions .................   $  --     $   250
               Leasehold costs ..............     5,391     6,804
               Development drilling .........    11,504    25,178
               Exploratory drilling .........    15,510    23,539
               Offshore production facilities     2,323       306
               Workovers and recompletions ..     2,745     2,933
               Other ........................        95        82
                                                -------   -------
                                                $37,568   $59,092
                                                =======   =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $37.5 million and $58.8 million on development and exploration activities in the six months ended June 30, 2002 and 2001, respectively. We have budgeted approximately $75.0 million for development and exploration projects in 2002. We expect to use internally generated cash flow to fund development and exploration activity.

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
The current borrowing base is $250.0 million. The borrowing base may be affected by the performance of our properties and changes in oil and gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line bears interest, based on the utilization of the borrowing base, at our option at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%.
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

     On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused major instability in the
U.S. and other financial markets. Leaders of the U.S. government have announced their intention to actively pursue those behind the attacks and to possibly initiate broader action against global terrorism. The attacks and any response may lead to armed hostilities or further acts of terrorism in the United States or elsewhere, and such developments, coupled with the recent turmoil created by various high-profile accounting scandals, would likely cause further instability in financial markets. The prices for oil and natural gas are volatile, and the recent terrorist attacks and future developments may increase the volatility of such prices. These developments may subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our financial condition and results of operations, which, in all likelihood, would impair our ability to pay interest and repay the principal on our outstanding debt. Our business success also depends somewhat on factors beyond our control, including changes in national and local economic conditions, interest rates and federal, state and local laws. Any substantial deterioration in any of the foregoing conditions could have a material adverse effect on our financial condition and results of operations, which, in all likelihood, would impair our ability to pay interest and repay the principal on our outstanding debt.

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
Based on our oil and natural gas production in the six months ended June 30,
2002, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $16.1 million and a
$1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $0.7 million.

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

     In March 2002, we hedged a portion of our natural gas production for the period April 2002 through October 2002 in order to increase the predictability of our cash flow from operations in order to support our planned 2002 drilling program. The hedges cover approximately 45% to 50% of our expected 2002 natural gas production from April 2002 to October 2002. We entered into price swaps covering 50 MMBtus per day of our natural gas production at an average price of
$3.46. The price swaps are settled using the closing index price for natural gas delivered to the Houston Ship Channel for 38.2 MMBtus per day and the closing contract price for natural gas delivered to the Henry Hub on the New York
Mercantile Exchange for 11.8 MMBtus per day. For the first six months of 2002 we realized gains of $363,000 on these hedge positions.

     On July 9, 2002, Comstock entered into an agreement with a subsidiary of
Enron Corporation ("Enron") to settle all outstanding derivative financial instruments between Comstock and Enron effective as of April 23, 2002. Comstock agreed to pay $3.0 million to Enron to cancel a natural gas price swap agreement covering 2,466,668 MMBtus at a fixed price of $2.40 and a natural gas price floor position covering 986,668 MMBtus at $1.90.

     The following table sets out the derivative financial instruments outstanding at June 30, 2002, excluding the Enron positions, which are held for natural gas price risk management:

                                             Volume         Type          Swap          Floor      Ceiling
   Period Beginning     Period Ending       (MMBtu)     of Instrument     Price         Price       Price
   ----------------   -----------------   -----------   -------------   ----------   ----------   ----------
      July 1, 2002    October 31, 2002     3,040,000        Swap          $3.44          --           --
      July 1, 2002    October 31, 2002     1,600,000        Swap          $3.50          --           --
      July 1, 2002    October 31, 2002     1,440,000        Swap          $3.48          --           --
      July 1, 2002    December 31, 2002    1,275,000        Floor          --           $2.00         --
      July 1, 2002    December 31, 2002      450,000        Collar         --           $4.00       $6.75
                                          ----------
                                           7,805,000
                                          ----------

   January 1, 2003    December 31, 2003    2,250,000       Floor           --           $2.00         --
                                          ----------
                                          10,055,000
                                          ==========

     The fair value of the commodity price derivative financial instruments at
June 30, 2002 was a net liability of $1.6 million. Certain of the positions have not been designated as cash flow hedges. Changes in fair value of the derivative financial instruments not designated as cash flow hedges are recorded in earnings.

Interest Rates

     At June 30, 2002, we had long-term debt of $384.0 million. Of this amount,
$220.0 million bears interest at a fixed rate of 11 1/4%. We had $164.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In March 2001, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on April 30,
2001 and expiring on April 30, 2002. As a result of this interest rate swap, we realized a loss of $218,000 in the first six months of 2002. As of June 30,
2002, Comstock had no open interest rate derivative financial instruments outstanding.

                           PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits
    --------

    10.1*#     Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison.

    10.2*#     Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns.

    15.1*      Awareness Letter of KPMG LLP.

    99.1*      Certification for the Chief Executive Officer as required by
               Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2*      Certification for the Chief Financial Officer as required by
               Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*Filed herewith.
# Management contract or compensatory plan document.

b.  Reports on Form 8-K
    ------------------
    Form 8-K Reports filed subsequent to March 31, 2002 are as follows:

      Date            Item                    Description
----------------    -------  ---------------------------------------------

April 26, 2002         4     Changes in registrant's certifying accountant

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMSTOCK RESOURCES, INC.

                             /s/M. JAY ALLISON
                             -----------------
Date    August 12, 2002      M. Jay Allison, Chairman, President and Chief
        ---------------      Executive Officer (Principal Executive Officer)

                             /s/ROLAND O. BURNS
                             ------------------
Date    August 12, 2002      Roland O. Burns, Senior Vice President,
        ---------------      Chief Financial Officer, Secretary, and Treasurer
                             (Principal Financial and Accounting Officer)

