Form 10-Q
period 2002-09-30
COMSTOCK RESOURCES INC
filed 2002-11-08
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

(972) 668-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |   |

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as of November 8, 2002 was 28,836,811.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2002

INDEX

 PART I.  Financial Information                                           Page

    Item 1. Financial Statements:

     Consolidated Balance Sheets -
           September 30, 2002 and December 31, 2001 .....................    4
     Consolidated Statements of Operations -
           Three Months and Nine Months ended September 30, 2002 and 2001    5
     Consolidated Statement of Stockholders' Equity -
           Nine Months ended September 30, 2002 .........................    6
     Consolidated Statements of Cash Flows -

    Item 2. Management's Discussion and Analysis of Financial Condition

 PART II. Other Information

    Item 6. Exhibits and Reports on Form 8-K .............................. 23

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                                 September 30,   December 31,
                                                                     2002           2001
                                                                   ---------      ---------
                                                                  (Unaudited)
                                                                         (In thousands)
Cash and Cash Equivalents ....................................     $   3,574      $   6,122
Accounts Receivable:
     Oil and gas sales .......................................        23,675         20,015
     Joint interest operations ...............................         1,620          4,717
Derivatives ..................................................            66          1,342
Other Current Assets .........................................         2,319          7,418
                                                                   ---------      ---------
               Total current assets ..........................        31,254         39,614
Property and Equipment:
     Unevaluated oil and gas properties ......................        19,534         13,416
     Oil and gas properties, successful efforts method .......       927,394        901,206
     Other ...................................................         2,566          2,633
     Accumulated depreciation, depletion and amortization ....      (301,440)      (278,679)
                                                                   ---------      ---------
               Net property and equipment ....................       648,054        638,576
Derivatives ..................................................             7            254
Other Assets .................................................         6,065          4,627
                                                                   ---------      ---------
                                                                   $ 685,380      $ 683,071
                                                                   =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt ............................     $     472      $     229
Accounts Payable and Accrued Expenses ........................        38,341         37,389
Derivatives ..................................................           335            798
                                                                   ---------      ---------
                Total current liabilities ....................        39,148         38,416
Long-Term Debt, less current portion .........................       372,002        372,235
Deferred Taxes Payable .......................................        49,066         47,911
Derivatives ..................................................          --            1,053
Reserve for Future Abandonment Costs .........................         7,169          7,794
Stockholders' Equity:
     Preferred stock--$10.00 par, 5,000,000 shares authorized,
       1,757,310 shares outstanding ..........................        17,573         17,573
     Common stock--$0.50 par, 50,000,000 shares authorized,
       28,836,811 and 28,552,553 shares outstanding at
       September 30, 2002 and December 31, 2001, respectively         14,418         14,276
     Additional paid-in capital ..............................       132,642        130,956
     Retained earnings .......................................        54,589         54,183
     Deferred compensation-restricted stock grants ...........        (1,009)        (1,187)
     Accumulated other comprehensive income (loss) ...........          (218)          (139)
                                                                   ---------      ---------
                Total stockholders' equity ...................       217,995        215,662
                                                                   ---------      ---------
                                                                   $ 685,380      $ 683,071
                                                                   =========      =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

                                                             Three Months             Nine Months
                                                          Ended September 30,      Ended September 30,
                                                         2002         2001         2002          2001
                                                       ---------    ---------    ---------    ---------
                                                           (In thousands, except per share amounts)
Revenues:
      Oil and gas sales ............................   $  35,550    $  29,305    $ 100,044    $ 142,212
      Other income .................................         128          113          327          381
                                                       ---------    ---------    ---------    ---------
                  Total revenues ...................      35,678       29,418      100,371      142,593
                                                       ---------    ---------    ---------    ---------
Expenses:
      Oil and gas operating ........................       7,944        7,108       24,526       24,667
      Exploration ..................................         411           63        3,392        3,371
      Depreciation, depletion and amortization .....      13,196       12,314       40,711       36,244
      General and administrative, net ..............         935          623        2,942        2,450
      Interest .....................................       7,875        5,018       22,387       15,479
      Loss from derivatives ........................         126         --          2,294         --
                                                       ---------    ---------    ---------    ---------
                  Total expenses ...................      30,487       25,126       96,252       82,211
                                                       ---------    ---------    ---------    ---------
Income from continuing operations
   before income taxes .............................       5,191        4,292        4,119       60,382
Income tax expense .................................      (1,817)      (1,502)      (1,442)     (21,134)
                                                       ---------    ---------    ---------    ---------
Net income from continuing operations ..............       3,374        2,790        2,677       39,248
Preferred stock dividends ..........................        (404)        (404)      (1,199)      (1,199)
                                                       ---------    ---------    ---------    ---------
Net income from continuing operations
     attributable to common stock ..................       2,970        2,386        1,478       38,049
Income from discontinued operations, including
     loss on disposal of $1,156, net of income taxes          57          100       (1,072)         454
                                                       ---------    ---------    ---------    ---------
Net income attributable to common stock ............   $   3,027    $   2,486    $     406    $  38,503
                                                       =========    =========    =========    =========
Net income per share:
      Basic -
            Net income from
               continuing operations per share .....   $    0.10    $    0.08    $    0.05    $    1.30
                                                       =========    =========    =========    =========
            Net income per share ...................   $    0.10    $    0.09    $    0.01    $    1.32
                                                       =========    =========    =========    =========
      Diluted -
            Net income from
               continuing operations per share .....   $    0.10    $    0.08    $    0.05    $    1.13
                                                       =========    =========    =========    =========
            Net income per share ...................   $    0.10    $    0.09    $    0.01    $    1.14
                                                       =========    =========    =========    =========
Weighted average shares outstanding:
      Basic ........................................      28,835       28,796       28,731       29,207
                                                       =========    =========    =========    =========
      Diluted ......................................      33,755       33,970       29,433       34,851
                                                       =========    =========    =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2002
(Unaudited)

                                                                                       Deferred     Accumulated
                                                             Additional              Compensation-    Other
                                   Preferred     Common       Paid-In      Retained    Restricted  Comprehensive
                                     Stock        Stock       Capital      Earnings   Stock Grants  Income (Loss)    Total
                                   ---------    ---------    ---------    ---------    ---------     ---------     ---------
                                                                         (In thousands)
Balance at December 31, 2001 ....  $  17,573    $  14,276    $ 130,956    $  54,183    $  (1,187)    $    (139)    $ 215,662
   Restricted stock grants ......       --           --           --           --            178          --             178
   Value of warrants issued
      for exploration prospects..       --           --            836         --           --            --             836
   Exercise of stock options ....       --            142          850         --           --            --             992
   Net income attributable to
      common stock ..............       --           --           --            406         --            --             406
   Unrealized hedge loss ........       --           --           --           --           --             (79)          (79)
                                   ---------    ---------    ---------    ---------    ---------     ---------     ---------
Balance at September 30, 2002 ...  $  17,573    $  14,418    $ 132,642    $  54,589    $  (1,009)    $    (218)    $ 217,995
                                   =========    =========    =========    =========    =========     =========     =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

                                                                        Nine Months
                                                                    Ended September 30,
                                                                    2002         2001
                                                                  ---------    ---------
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................   $   1,605    $  39,702
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Compensation paid in common stock .......................         178          168
      Exploration .............................................       3,392        3,371
      Depreciation, depletion and amortization ................      40,711       36,244
      Deferred income taxes ...................................       1,442       17,658
      Unrealized gains from derivatives .......................        (189)        --
      Gain on sale of properties ..............................        --            (12)
      Non-cash effect of discontinued operations, net .........       1,395          458
                                                                  ---------    ---------
         Working capital provided by operations ...............      48,534       97,589
   Decrease (increase) in accounts receivable .................        (563)      18,300
   Decrease in other current assets ...........................       5,099          696
   Increase (decrease) in accounts payable and accrued expenses       1,147       (8,434)
                                                                  ---------    ---------
         Net cash provided by operating activities ............      54,217      108,151
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..........................       3,478           45
   Capital expenditures and acquisitions ......................     (57,784)     (81,816)
                                                                  ---------    ---------
         Net cash used for investing activities ...............     (54,306)     (81,771)
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .................................................      20,736       23,730
   Proceeds from issuance of senior notes .....................      75,000         --
   Debt issuance costs ........................................      (2,262)        --
   Principal payments on debt .................................     (95,726)     (51,414)
   Preferred stock dividends paid .............................      (1,199)      (1,199)
   Proceeds from common stock issuance ........................         992        1,900
   Repurchases of common stock ................................        --         (2,926)
                                                                  ---------    ---------
         Net cash used for financing activities ...............      (2,459)     (29,909)
                                                                  ---------    ---------
            Net decrease in cash and cash equivalents .........      (2,548)      (3,529)
            Cash and cash equivalents, beginning of period ....       6,122        7,105
                                                                  ---------    ---------
            Cash and cash equivalents, end of period ..........   $   3,574    $   3,576
                                                                  =========    =========

        The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES —

      Basis of Presentation —

        In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of September 30, 2002 and the related results of operations for the three months and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2001.

        The results of operations for the three months and nine months ended September 30, 2002 are not necessarily an indication of the results expected for the full year.

      Supplementary Information With Respect to the Consolidated Statements of Cash Flows —

                                                       For the Nine Months
                                                       Ended September 30,
                                                         2002      2001
                                                       --------  --------
                                                        (In thousands)
        Cash Payments -
                Interest payments ..................   $ 15,192  $ 11,686
                Income tax payments ................       --         243

        Noncash Investing and Financing Activities -
                Value of vested stock options
                under exploration joint venture ....   $    836  $  3,028

      Income Taxes —

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

      Earnings Per Share —

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. For the nine months ended September 30, 2002, the convertible preferred stock was anti-dilutive and therefore not included in the diluted earnings per share calculation. Basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 were determined as follows:

                                                   For the Three Months Ended September 30,
                                        ----------------------------------------------------------------
                                                      2002                                2001
                                        -------------------------------    -------------------------------
                                                                 Per                                Per
                                         Income      Shares     Share       Income      Shares     Share
                                        --------    --------   --------    --------    --------   --------
                                             (Amounts in thousands except per share data)
Basic Earnings Per Share:
  Income from Continuing Operations.... $  3,374      28,835               $  2,790      28,796
     Less Preferred Stock Dividends....     (404)      --                      (404)      --
                                        --------    --------               --------    --------
  Net Income from Continuing Operations
     Available to Common Stockholders..    2,970      28,835   $   0.10       2,386      28,796   $   0.08
                                                    ========                           ========

  Income from Discontinued Operations..       57      28,835      --            100      28,796       0.01
                                        --------    ========   --------    --------    ========   --------
  Net Income Available to Common
     Stockholders...................... $  3,027      28,835   $   0.10    $  2,486      28,796   $   0.09
                                        ========    ========   ========    ========    ========   ========
Diluted Earnings Per Share:
  Income from Continuing Operations.... $  3,374      28,835               $  2,790      28,796
  Effect of Dilutive Securities:
     Stock Options.....................     --           527                   --           781
     Convertible Preferred Stock.......     --         4,393                   --         4,393
                                        --------    --------               --------    --------
  Net Income from Continuing Operations
     Available to Common Stockholders
           With Assumed Conversions....    3,374      33,755   $   0.10       2,790      33,970   $   0.08
                                                    ========                           ========

  Income from Discontinued Operations..       57      33,755      --            100      33,970       0.01
                                        --------    ========   --------    --------    ========   --------
  Net Income Available to Common
     Stockholders...................... $  3,431      33,755   $   0.10    $  2,890      33,970   $   0.09
                                        ========    ========   ========    ========    ========   ========

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

                                                     For the Nine Months Ended September 30,
                                        ----------------------------------------------------------------
                                                      2002                                2001
                                        -------------------------------    -----------------------------
                                                                 Per                                Per
                                         Income      Shares     Share       Income      Shares     Share
                                        --------    --------   --------    --------    --------   --------
                                             (Amounts in thousands except per share data)

Basic Earnings Per Share:
 Income from Continuing Operations....  $  2,677      28,731               $ 39,248      29,207
    Less Preferred Stock Dividends...     (1,199)      --                    (1,199)      --
                                        --------    --------               --------    --------
 Net Income from Continuing Operations
    Available to Common Stockholders..     1,478      28,731   $   0.05      38,049      29,207   $  1.30
                                                    ========                           ========
 Income (Loss) from Discontinued
                         Operations...    (1,072)     28,731      (0.04)        454      29,207      0.02
                                        --------    ========   --------    --------    ========   -------
 Net Income Available to Common
    Stockholders......................  $    406      28,731   $   0.01    $ 38,503      29,207   $  1.32
                                        ========    ========   ========    ========    ========   =======
Diluted Earnings Per Share:
 Income  from Continuing Operations...  $  2,677      28,731               $ 39,248      29,207
 Effect of Dilutive Securities:
    Stock Options.....................      --           702                   --         1,251
    Convertible Preferred Stock.......    (1,199)      --                      --         4,393
                                        --------    --------               --------    --------
 Net Income from Continuing Operations
    Available to Common Stockholders
          With Assumed Conversions....     1,478      29,433   $   0.05      39,248      34,851   $  1.13
                                                    ========                           ========
 Income (Loss) from Discontinued
                         Operations...    (1,072)     29,433      (0.04)        454      34,851      0.01
                                        --------    ========   --------    --------    ========   -------
 Net Income Available to Common
    Stockholders......................  $    406      29,433   $   0.01    $ 39,702      34,851   $  1.14
                                        ========    ========   ========    ========    ========   =======

      Derivative Instruments and Hedging Activities —

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        On July 9, 2002, Comstock paid a subsidiary of Enron Corporation (“Enron”) $3.0 million to settle all outstanding derivative financial instruments between Comstock and Enron effective as of April 23, 2002. Under the settlement, Enron cancelled a natural gas price swap agreement covering 2,466,668 MMBtus at a fixed price of $2.40 and a natural gas price floor position covering 986,668 MMBtus at $1.90.

        The following table sets out the derivative financial instruments outstanding at September 30, 2002, which are held for natural gas price risk management:

                                            Volume          Type          Swap        Floor      Ceiling
   Period Beginning     Period Ending       (MMBtu)     of Instrument     Price       Price       Price
   ----------------   -----------------    ---------    -------------   ---------   ---------   ---------

   October 1, 2002    October 31, 2002       760,000        Swap          $3.44         --         --
   October 1, 2002    October 31, 2002       400,000        Swap          $3.50         --         --
   October 1, 2002    October 31, 2002       350,000        Swap          $3.48         --         --
   October 1, 2002    December 31, 2002      637,500        Floor           --        $2.00        --
   October 1, 2002    December 31, 2002      225,000        Collar          --        $4.00       $6.75
                                           ---------
                                           2,372,500
                                           ---------
   January 1, 2003    December 31, 2003    2,250,000        Floor           --        $2.00        --
                                           ---------
                                           4,622,500
                                           =========

        Comstock has designated the swap positions which were entered into in March 2002 as cash flow hedges. The floor and collar positions acquired in the acquisition of DevX Energy, Inc. in December 2001 have not been designated as hedges. Comstock realized gains of $1.6 million in the first nine months of 2002 on the positions designated as hedges. These gains were included in oil and gas sales. For the three months and nine months ended September 30, 2002, Comstock realized losses of $2.8 million and $2.4 million, respectively, on the positions not designated as hedges.

        Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt, which fixed the LIBOR rate at 4.5% for one year through April 2002. Comstock has designated this position as a hedge. As a result of this interest rate hedge, Comstock realized losses of $218,000 for the nine months ended September 30, 2002 which were included in interest expense. As of September 30, 2002, Comstock had no open interest rate derivative financial instruments outstanding.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        Comstock had a loss of $126,000 and $2.3 million for the three months and nine months ended September 30, 2002, respectively, related to the derivative contracts not accounted for hedges. The loss on derivatives for the nine months ended September 30, 2002 was comprised of a $114,000 unrealized gain and a $2.4 million realized loss. For the derivative contracts designated as cash flow hedges, the change in fair value of these instruments resulted in an unrealized after tax loss of $79,000 which was recognized in other comprehensive income.

      New Accounting Standards —

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” SFAS 142 requires the discontinuance of goodwill amortization. In addition, the SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The adoption of SFAS 142 in 2002 by Comstock had no effect on its financial statements since Comstock has no goodwill recorded on its balance sheet.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” which Comstock will be required to adopt as of January 1, 2003. This statement requires Comstock to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred. Upon recognition of an ARO liability, additional asset cost would be capitalized to equal the amount of the liability. Upon initial adoption of SFAS 143, Comstock will recognize (1) a liability for any existing AROs not already provided for in Comstock’s reserve for future abandonment costs (2) capitalized cost related to the additional liability and (3) accumulated depreciation on the additional capitalized cost. Comstock has not determined the effect, if any, that the adoption of SFAS 143 will have on its financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Comstock adopted the provisions of SFAS 144 in the first quarter of 2002. The most significant impact of SFAS 144 on Comstock’s financial statements was the presentation of sales of oil and gas properties that comprise a cost separate center as discontinued operations.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002 which require that a liability be recognized for an exit or disposal activity when that liability is incurred. Comstock has not determined the effect, if any, that the adoption of SFAS 146 will have on its financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(2) LONG-TERM DEBT —

        As of September 30, 2002, Comstock’s long-term debt was comprised of the following:

                                                    (In thousands)
                Revolving Bank Credit Facility..      $ 152,000
                11 1/4% Senior Notes due 2007           220,000
                Other ..........................            474
                                                      ---------
                                                        372,474
                Less current portion ...........           (472)
                                                      ---------
                                                      $ 372,002
                                                      =========

        Comstock’s bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base at September 30, 2002 was $250.0 million of which $98.0 million was available for future borrowing. The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock’s assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock’s ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months and nine months ended September 30, 2002.

        Comstock issued $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) on April 29, 1999. Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. The Notes are unsecured obligations of Comstock. The Notes can be redeemed beginning on May 1, 2004. Comstock repurchased $5.0 million of the Notes in July 2001. On March 7, 2002, Comstock closed on a private placement of $75.0 million of the Notes at a net price of 97.25% after placements agents’ discount. On September 3, 2002, Comstock completed an exchange offer in which it exchanged the $75.0 million of privately-issued Notes for the same principal amount of Notes that were registered under the Securities Act of 1933. As a result of these transactions, $220.0 million of the aggregate principal amount of the Notes are currently outstanding. The net proceeds from the offering were used to reduce amounts outstanding under the bank credit facility.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(3)     DISCONTINUED OPERATIONS —

        In April and July 2002, Comstock sold certain marginal oil and gas properties for cash proceeds of $3.5 million plus forgiveness of certain accounts payable related to the properties. The properties sold include various interests in nonoperated properties in Nueces, Hardeman, Montague and Wharton counties in Texas. Comstock realized a loss of $1.8 million ($1.2 million, after tax) on these property sales. The sold properties, including the losses on disposal, have been presented as discontinued operations in the accompanying consolidated statements of operations. Revenues and income before income taxes for the sold properties were as follows:

                                        Three Months          Nine Months
                                    Ended September 30,   Ended September 30,
                                      2002       2001       2002       2001
                                    -------    -------    --------   -------
                                                 (In thousands)

     Revenues ...................   $ --       $  363     $  391     $1,309

     Income before income taxes..   $   90     $  154     $  128     $  698

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of
Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) as of September 30, 2002, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2002, and the consolidated statement of cash flows for the nine month period ending September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were audited by other accountants whose report dated March 8, 2002, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying consolidated balance sheet as of December 31, 2001. Additionally the consolidated statements of operations for the three-month and nine month periods ended September 30, 2001, and the related statement of cash flows for the nine month period ended September 30, 2001 were not reviewed or audited by us, accordingly, we do not express an opinion or any form of assurance on them.

(signed)     KPMG LLP

Dallas, Texas
November 7, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                                 Three Months Ended    Nine Months Ended
                                                    September 30,         September 30,
                                                   2002       2001       2002       2001
                                                 -------    -------    -------    -------
Net Production Data:
  Oil (Mbbls) ...............................        296        365        972      1,169
  Natural gas (Mmcf) ........................      8,297      6,506     25,053     20,946
  Natural gas equivalent (Mmcfe) ............     10,071      8,695     30,884     27,961
Average Sales Price:
  Oil (per Bbl) .............................    $ 27.30    $ 26.29    $ 24.16    $ 27.19
  Natural gas (per Mcf) .....................       3.31       3.03       3.06       5.27
  Average equivalent price (per Mcfe) .......       3.53       3.37       3.24       5.09
Expenses ($ per Mcfe):
  Oil and gas operating(1) ..................    $  0.79    $  0.82    $  0.79    $  0.88
  General and administrative ................       0.09       0.07       0.10       0.09
  Depreciation, depletion and amortization(2)       1.26       1.37       1.28       1.26
Cash Margin ($ per Mcfe)(3) .................    $  2.65    $  2.51    $  2.35    $  4.12
_________

(1)  Includes lease operating costs and production and ad valorem taxes.
(2)  Represents  depreciation,   depletion  and  amortization  of  oil  and  gas
     properties only.
(3)  Represents  average  equivalent  price per Mcfe less oil and gas  operating expenses per Mcfe and general and administrative expenses per Mcfe.

      Revenues —

        Our sales of oil and natural gas increased $6.2 million (21%) in the third quarter of 2002 to $35.6 million, from $29.3 million in 2001‘s third quarter due to a 15% increase in our oil and gas production and higher crude oil and natural gas prices. Our average natural gas price increased by 9% and our average crude oil price increased by by 4% in the third quarter of 2002 as compared to 2001. For the first nine months of 2002, our oil and gas sales decreased $42.2 million (30%) to $100.0 million from $142.2 million for the nine months ended September 30, 2001. The decrease is primarily attributable to 42% lower realized natural gas prices and the 11% lower realized crude oil prices in 2002 as compared to 2001. In the first nine months of 2002, our oil and gas production increased by 10%. The increases in our production relate to our acquisition of DevX Energy, Inc. (“DevX”) which was completed in December 2001.

        During the three months and nine months ended September 30, 2002, we hedged 55% and 36% respectively, of our natural gas production at a fixed price of $3.46. Without the hedges we would have realized $3.16 per Mcf and $2.99 per Mcf in the three months and nine months ended September 30, 2002, respectively.

        Other income increased to $128,000 in the third quarter of 2002 from $113,000 in the third quarter of 2001. Other income for the nine months ended September 30, 2002 decreased to $327,000 in 2002 from $381,000 in 2001. Interest earned on our cash deposits declined in 2002 due to lower interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
 (continued)

      Costs and Expenses —

        Our oil and gas operating expenses, including production taxes, increased $0.8 million (12%) to $7.9 million in the third quarter of 2002 from $7.1 million in the third quarter of 2001. However, oil and gas operating expenses per equivalent Mcf produced decreased by $0.03 to $0.79 in the third quarter of 2002 from $0.82 in the third quarter of 2001. The increase in operating expenses is related to the lifting costs of properties acquired in the acquisition of DevX. Oil and gas operating costs for the nine months ended September 30, 2002 decreased $141,000 (1%) to $24.5 million from $24.7 million for the nine months ended September 30, 2001. Oil and gas operating expenses per equivalent Mcf produced decreased $0.09 to $0.79 for nine months ended September 30, 2002 from $0.88 for the same period in 2001. The decrease was primarily due to lower production taxes as a result of the significantly lower oil and gas prices which was partially offset by the additional operating costs related to the DevX properties.

        In the third quarter of 2002, we had a $411,000 provision for exploration expense as compared to $63,000 in 2001‘s third quarter. The provision in the third quarter of 2002 primarily relates to an exploratory dry hole drilled in North Louisiana. For the nine months ended September 30, 2002 we had a provision for exploration expense totaling $3.4 million as compared to $3.4 million in the same period in 2001. The 2002 provision primarily related to two offshore exploratory dry holes and two onshore dry holes.

        Depreciation, depletion and amortization (“DD&A”) increased $0.9 million (7%) to $13.2 million in the third quarter of 2002 from $12.3 million in the third quarter of 2002 due to the 15% increase in our production which was partially offset by a 11% decrease in our average amortization rate. DD&A per equivalent Mcf produced decreased by $0.11 to $1.26 for the three months ended September 30, 2002 from $1.37 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, DD&A increased $4.5 million (12%) to $40.7 million from $36.2 million for the nine months ended September 30, 2001. The increase is due to the 10% increase in our production and a slightly higher average amortization rate. DD&A per equivalent Mcf increased by $0.02 to $1.28 for the nine months ended September 30, 2002 from $1.26 for the nine months ended September 30, 2001.

        General and administrative expenses, which are reported net of overhead reimbursements, of $935,000 for the third quarter of 2002 were 50% higher than general and administrative expenses of $623,000 for the third quarter of 2001. For the first nine months of 2002, general and administrative expenses increased 20% to $2.9 million from $2.5 million for the nine months ended September 30, 2001. The increases are due primarily to an increase in our personnel costs in 2002.

        Interest expense increased $2.9 million (57%) to $7.9 million for the third quarter of 2002 from $5.0 million in the third quarter of 2001. Interest expense for the nine months ended September 30, 2002 increased $6.9 million (45%) to $22.4 million from $15.5 million for the nine months ended September 30, 2001. The increases are attributable to higher borrowings outstanding under our bank credit facility and the issuance of an additional $75.0 million of our 11¼% Senior Notes on March 7, 2002. The increase in debt is attributable to borrowings made to finance the DevX acquisition. The average outstanding balance under our bank credit facility increased to $163.3 million and $176.5 million in the third quarter of 2002 and the nine months ended September 30, 2002, respectively, as compared to $53.9 million and $58.9 million in the third quarter of 2001 and nine months ended September 30, 2001, respectively. The higher debt was offset partially by a lower interest rate on our bank credit facility. The weighted average annual interest rate for borrowings under our bank credit facility decreased to 3.6% for the third quarter of 2002 as compared to 5.3% for the third quarter of 2001. The weighted average annual rate for the first nine months of 2002 was 3.8% as compared to 6.1% for the first nine months of 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
 (continued)

        Comstock reported net income from continuing operations of $3.0 million for the three months ended September 30, 2002, as compared to net income from continuing operations of $2.4 million for the three months ended September 30, 2001. Net income per share from continuing operations for the third quarter was $0.10 on weighted average diluted shares outstanding of 33.8 million as compared to $0.08 for the third quarter of 2001 on weighted average diluted shares outstanding of 34.0 million. Net income from continuing operations for the nine months ended September 30, 2002 was $1.5 million, as compared to $38.0 million for the nine months ended September 30, 2001. Net income from continuing operations per common share for the nine months ended September 30, 2002 was $0.05 as compared to $1.13 for the nine months ended September 30, 2001.

        In April 2002 and July 2002, we sold certain oil and gas properties, which resulted in a loss of $1.8 million. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the losses on disposal.

Liquidity and Capital Resources

        Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2002, our net cash flow provided by operating activities before changes to other working capital accounts totaled $48.5 million. Our other primary funding sources in the first nine months of 2002 were borrowings of $20.0 million under our bank credit facility and proceeds of $75.0 million received from the issuance of our 11¼% Senior Notes.

        Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. For the nine months ended September 30, 2002, we incurred capital expenditures of $57.8 million primarily for development and exploration activities. We also repaid $95.0 million of borrowings under our bank credit facility.

        The following table summarizes our capital expenditure activity for the nine months ended September 30, 2002 and 2001:

                                                  Nine Months Ended
                                                    September 30,
                                                  2002        2001
                                                -------      -------
                                                   (In thousands)
            Acquisitions ...................    $ 1,758      $   250
            Leasehold costs ................      7,238        8,141
            Development drilling ...........     16,040       38,158
            Exploratory drilling ...........     22,838       29,270
            Offshore production facilities..      3,560          834
            Workovers and recompletions.....      6,222        5,037
            Other ..........................        128          126
                                                -------      -------
                                                $57,784      $81,816
                                                =======      =======

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
 (continued)

        The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $55.9 million and $81.4 million on development and exploration activities in the nine months ended September 30, 2002 and 2001, respectively. We have budgeted approximately $75.0 million for development and exploration projects in 2002. We expect to use internally generated cash flow to fund development and exploration activity.

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

        On December 17, 2001, we entered into a new three year $350.0 million revolving credit facility with Toronto Dominion (Texas), Inc. as administrative agent. Indebtedness under the new bank credit facility is secured by substantially all of our assets. The revolving credit line is subject to borrowing base availability, which will be redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and gas properties. The current borrowing base is $250.0 million. The borrowing base may be affected by the performance of our properties and changes in oil and gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line bears interest, based on the utilization of the borrowing base, at our option at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The bank credit facility matures on January 2, 2005 and contains covenants that, among other things, restrict our ability to pay cash dividends, limit the amount of our consolidated debt and limit our ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio.

        On March 7, 2002, we closed the sale in a private placement of $75.0 million of our 11¼% Senior Notes due 2007 (the “Notes”) at a net price of 97.25% after the placements agents’ discount. On September 3, 2002, we completed an exchange offer in which we exchanged the $75.0 million of privately-issued Notes for the same principal amount of Notes that were registered under the Securities Act of 1933. As a result of this transaction, $220.0 million of aggregate principal amount of the Notes were outstanding. The net proceeds were used to reduce amounts outstanding under our bank credit facility.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
 (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Oil and Natural Gas Prices

        Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2002, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.9 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $24.0 million.

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

        In March 2002, we hedged a portion of our natural gas production for the period April 2002 through October 2002 in order to increase the predictability of our cash flow from operations in order to support our planned 2002 drilling program. The hedges covered approximately 50% of our expected 2002 natural gas production from April 2002 to October 2002. We entered into price swaps covering 50 MMBtus per day of our natural gas production at an average price of $3.46. The price swaps are settled using the closing index price for natural gas delivered to the Houston Ship Channel for 38.2 MMBtus per day and the closing contract price for natural gas delivered to the Henry Hub on the New York Mercantile Exchange for 11.8 MMBtus per day. For the first nine months of 2002 we realized gains of $1.6 million on these hedge positions.

        On July 9, 2002, we entered into an agreement with a subsidiary of Enron Corporation (“Enron”) to settle all outstanding derivative financial instruments between us and Enron effective as of April 23, 2002. We paid $3.0 million to Enron to cancel a natural gas price swap agreement covering 2,466,668 MMBtus at a fixed price of $2.40 and a natural gas price floor position covering 986,668 MMBtus at $1.90.

        The following table sets out the derivative financial instruments outstanding at September 30, 2002 which are held for natural gas price risk management:

                                            Volume          Type          Swap        Floor      Ceiling
   Period Beginning     Period Ending       (MMBtu)     of Instrument     Price       Price       Price
   ----------------   -----------------    ---------    -------------   ---------   ---------   ---------

   October 1, 2002    October 31, 2002       760,000        Swap          $3.44         --         --
   October 1, 2002    October 31, 2002       400,000        Swap          $3.50         --         --
   October 1, 2002    October 31, 2002       350,000        Swap          $3.48         --         --
   October 1, 2002    December 31, 2002      637,500        Floor           --        $2.00        --
   October 1, 2002    December 31, 2002      225,000        Collar          --        $4.00       $6.75
                                           ---------
                                           2,372,500
                                           ---------
   January 1, 2003    December 31, 2003    2,250,000        Floor           --        $2.00        --
                                           ---------
                                           4,622,500
                                           =========

        The fair value of the commodity price derivative financial instruments at September 30, 2002 was a net liability of $263,000. Certain of the positions have not been designated as cash flow hedges. Changes in fair value of the derivative financial instruments not designated as cash flow hedges are recorded in earnings.

Interest Rates

        At September 30, 2002, we had long-term debt of $372.0 million. Of this amount, $220.0 million bears interest at a fixed rate of 11¼%. We had $152.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In March 2001, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on April 30, 2001 and expiring on April 30, 2002. As a result of this interest rate swap, we realized a loss of $218,000 in the first nine months of 2002. As of September 30, 2002, we had no open interest rate derivative financial instruments outstanding.

ITEM 4. CONTROLS AND PROCEDURES

        Within ninety days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

        In addition, we reviewed our internal controls, and there has been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

15.1*	Awareness Letter of KPMG LLP

99.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K Form 8-K Reports filed subsequent to June 30, 2002 are as follows:

Date August 15, 2002	Item 9	Description Financial information certifications

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date November 8, 2002	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date November 8, 2002	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, M. Jay Allison, Chief Executive Officer, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of Comstock Resources, Inc.;

    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	By:/s/M. JAY ALLISON
M. Jay Allison, Chief Executive Officer

CERTIFICATIONS

I, Roland O. Burns, Chief Financial Officer, certify that:

    1.        I have reviewed this quarterly report on Form 10-Q of Comstock Resources, Inc.;

    2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.        The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 8, 2002	By:/s/ROLAND O. BURNS
Roland O. Burns, Chief Financial Officer