Form 10-K
period 2002-12-31
COMSTOCK RESOURCES INC
filed 2003-03-26
CIK 23194

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    x                THE SECURITIES EXCHANGE ACT OF 1934
   ---             For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes x  No
                                        ---

     As of March 26, 2003, there were 28,919,561 shares of common stock outstanding.

     As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $215.0 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy statement for the 2003 annual meeting of stockholders - Part III

                            COMSTOCK RESOURCES, INC.

                           ANNUAL REPORT ON FORM 10-K

                   For the Fiscal Year Ended December 31, 2002

                                    CONTENTS

   Item                                                                   Page
----------                           Part I                               -----

                                     Part II

      5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................... 22
      6.    Selected Financial Data......................................... 23
      7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 24
     7 A.   Operations Quantitative and Qualitative Disclosures
                    About Market Risks...................................... 33
      8.    Financial Statements............................................ 35
      9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................... 35

                                    Part III

     10.    Directors and Executive Officers of the Registrant.............. 36
     11.    Executive Compensation.......................................... 36
     12.    Security Ownership of Certain Beneficial Owners
                    and Management.......................................... 36
     13.    Certain Relationships and Related Transactions.................. 36
     14.    Controls and Procedures......................................... 36

                                     Part IV

     15.    Exhibits and Reports on Form 8-K................................ 37

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
Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. Furthermore, the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimate and such revision, if significant, would change the schedule of any further production and development drilling. Accordingly, reserve estimates are generally different from the quantities of oil and gas that are ultimately recovered. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our actual results and plans for 2003 and beyond could differ materially from those expressed in forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such factors.

                                   DEFINITIONS

     The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to "us," "our," "we" or "Comstock" mean the registrant, Comstock
Resources, Inc. and where applicable, its consolidated subsidiaries.

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

     "Net production" means production we own less royalties and production due others.

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

                                     PART I

INTRODUCTORY NOTE

     Subsequent to the issuance of our Annual Report for the year ended December
31, 2001, we determined that certain outstanding advances made by us to our partner under our joint exploration venture in the Gulf of Mexico for seismic data acquisition should have been charged to exploration expense rather than reflected on the balance sheet as an asset. As a result of changing our accounting treatment for the advances used for seismic data acquisition, we determined that our financial statements for 1998, 1999, 2000 and 2001 should be restated. The effect of the restatement is a reduction to previously reported net income by $0.4 million, $0.3 million, $0.2 million and $1.6 million for the years 1998, 1999, 2000 and 2001, respectively, as a result of the additional exploration expense in each year. These changes primarily affect the timing of our recognition of exploration expense. As reimbursements are received for the advances we have made, our future exploration expense will be reduced. In addition, we have reclassified our Series 1999 Preferred Stock from stockholders' equity at December 31, 2001 to temporary equity. Please see
"Restatement of Previously Issued Financial Statements" in Item 7 of this Annual
Report and Note 13 to our Consolidated Financial Statements filed as part of this Annual Report.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

     We are an independent energy company engaged in the acquisition, development, production and exploration of oil and natural gas properties. Our oil and natural gas operations are concentrated in the Gulf of Mexico, East
Texas / North Louisiana, Southeast Texas and South Texas regions. In addition, we have properties in the Illinois Basin region in Kentucky and in the
Mid-Continent regions located in the Texas panhandle, Oklahoma and Kansas. Our oil and natural gas properties are estimated to have proved reserves of 613.9
Bcfe with an estimated Present Value of Proved Reserves of $1.3 billion as of
December 31, 2002. Our proved oil and natural gas reserve base is 80% natural gas and 66% proved developed on a Bcfe basis as of December 31, 2002.

     Our proved reserves at December 31, 2002 and our 2002 average daily production are summarized below:

                            Reserves at December 31, 2002            2002 Daily Production
                          ---------------------------------  ----------------------------------------
                                                      % of                                     % of
                              Oil      Gas    Total   Total     Oil       Gas      Total        Total
                           --------  ------  -------  -----  --------   --------  --------     ------
                           (MMBbls)   (Bcf)   (Bcfe)         (MBbls/d)  (MMcf/d)  (MMcfe/d)
Gulf of Mexico...........    15.6      96.1   189.7   30.9      2.2       20.7      33.6        29.8
East Texas /
      North Louisiana         1.1     182.0   188.5   30.7      0.3       32.4      34.2        30.4
Southeast Texas..........     3.1     107.1   125.5   20.4      0.9       24.3      29.5        26.2
South Texas..............     0.7      47.0    51.3    8.4      0.1        6.5       7.0         6.2
Other Regions............     0.3      56.6    58.9    9.6      0.1        7.2       8.3         7.4
                           ------    ------  ------   -----    ----      -----    ------       ------
      Total..............    20.8     488.8   613.9   100.0%    3.6       91.1     112.6       100.0%
                           ======    ======  ======   =====    ====      =====    ======       ======

Strengths

     Quality Properties. Our operations are focused in four geographically concentrated areas, the Gulf of Mexico, East Texas / North Louisiana, Southeast
Texas and South Texas regions, which account for approximately 31%, 31%, 20% and
8% of our proved reserves, respectively. We have high price realizations relative to benchmark prices for natural gas and crude oil production. We also have favorable operating costs which results in us having high cash margins.
Finally, our properties have an average reserve life of approximately 15.0 years and have extensive development and exploration potential.

     Successful Exploration and Development Program. In 2002, we spent $35.3 million on the exploitation and development of our oil and natural gas properties for development drilling, recompletions, workovers and production facilities. Overall, we drilled 27 development wells, 11.7 net to us, with a 96%
success rate. We also had a successful exploratory drilling program in 2002, spending a total of $31.1 million to drill 20 wells, 7.6 net to us, with a 75%
success rate. We spent an additional $4.3 million in acquiring new acreage in
2002 to support our exploration program.

     Successful Acquisitions. We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 711.7 Bcfe of proved oil and natural gas reserves from 29 acquisitions at an average cost of $0.84 per Mcfe.
Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

     Efficient Operator. We operate 60% of our proved oil and natural gas reserve base as of December 31, 2002. This allows us to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

     High Price Realizations. The majority of our wells are located in areas which can access attractive natural gas and crude oil markets. In addition, our natural gas production has a relatively high Btu content of approximately 1,079
Btu. Our crude oil production has a favorable API gravity of approximately 40 degrees. Due to these factors, we have relatively high price realizations compared to benchmark prices. In 2002 our average natural gas price, before gains from hedging activities, was $3.26 per Mcf, which represented a $0.04 premium to the 2002 NYMEX average monthly settlement price. Also in 2002, our average crude oil price was $24.95 per barrel, which represented a $2.04 barrel premium to the average monthly West Texas Intermediate crude oil price for 2002 posted by Koch Industries,Inc.

     High Cash Margins. As a result of our quality properties, higher price realizations and efficient operations, we have higher cash margins.
Consequently, our oil and natural gas reserves have a higher value per Mcfe than reserves that generate lower cash margins.

Business Strategy

     Exploit Existing Reserves. We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2002, we spent approximately $22.9 million to drill 27 development wells, 11.7 net to us, of which 26 wells, 10.7 net to us, were successful, representing a success rate of 96%. In addition, we spent approximately $12.4 million for new production facilities, leasehold costs and for recompletion and workover activities. For 2003, we have budgeted $49.0 million for development drilling and for workover and recompletion activity.

     Pursue Exploration Opportunities. We conduct exploration activities to grow our reserve base and to replace our production each year. In 2002 we replaced
131% of our 2002 production from new discoveries. In 2002, we spent approximately $31.1 million to drill 20 exploratory wells, 7.6 net to us, of which 15 wells, 5.3 net to us, were successful, representing a success rate of
75%. We also spent $4.3 million in acquiring new acreage in 2002 to support our exploration program. We have budgeted $51.0 million in 2003 for exploration activities which will be focused primarily in the Gulf of Mexico, Southeast
Texas and South Texas regions.

     Maintain Low Cost Structure. We seek to increase cash flow by carefully controlling operating costs and general and administrative expenses. Our average oil and gas operating costs per Mcfe were $0.82 in 2002 and our general and administrative expenses per Mcfe averaged only $0.12 in 2002.

     Acquire High Quality Properties at Attractive Costs. We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 711.7 Bcfe of proved oil and natural gas reserves from 29 acquisitions at a total cost of $598.3 million, or $0.84 per Mcfe. The acquisitions were acquired at an average of 63% of their
Present Value of Proved Reserves in the year the acquisitions were completed. We apply strict economic and reserve risk criteria in evaluating acquisitions. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

     Maintain Flexible Capital Expenditure Budget. The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $100.0 million on development and exploration projects in 2003. We intend to primarily use operating cash flow to fund our drilling expenditures in 2003. We may also make additional property acquisitions in 2003 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Primary Operating Areas

     Our activities are concentrated in four primary operating areas: Gulf of
Mexico, East Texas / North Louisiana, Southeast Texas and South Texas. The
following table summarizes the estimated proved oil and natural gas reserves for our 20 largest fields as of December 31, 2002.
                                                                              Present
                                                                              Value of
                                    Net Oil    Net Gas                         Proved
                                    (MBbls)    (MMcf)     MMcfe       %       Reserves      %
                                   --------  ---------  ---------  -------  ----------   -------

Gulf of Mexico                                                             (in thousands)
   Ship Shoal....................     8,696     36,448     88,626            $ 208,146
   South Timbalier / South Pelto.     4,371     51,918     78,143              224,288
   Main Pass.....................     1,359      1,991     10,148               24,017
   East White Point..............       750      2,107      6,605                8,517
   Other.........................       410      3,685      6,144               17,565
                                   --------  ---------  ---------           ----------
                                     15,586     96,149    189,666    30.9      482,533      37.7
                                   --------  ---------  ---------           ----------
East Texas / North Louisiana
   Gilmer........................       399     64,377     66,769              124,434
   Beckville.....................       116     46,126     46,821               78,350
   Logansport....................        43     15,268     15,523               30,742
   Waskom........................       210     13,186     14,446               24,275
   Blocker.......................        42     11,324     11,576               17,813
   Box Church....................         4      6,408      6,430               11,565
   Ada...........................         5      6,003      6,033               14,955
   Other.........................       257     19,319     20,869               42,582
                                   --------  ---------  ---------           ----------
                                      1,076    182,011    188,467    30.7      344,716      26.9
                                   --------  ---------  ---------           ----------
Southeast Texas
   Double A Wells................     2,840     97,973    115,012              259,388
   Sugar Creek...................        95      8,584      9,155               13,400
   Other.........................       135        553      1,361                3,517
                                   --------  ---------  ---------           ----------
                                      3,070    107,110    125,528    20.4      276,305      21.6
                                   --------  ---------  ---------           ----------
South Texas
   J. C. Martin..................     --        18,383     18,383               34,995
   North Markham.................       474     13,432     16,277               35,825
   Ball Ranch....................        80      5,368      5,847               13,940
   Lopeno........................        39      4,748      4,981                6,859
   Other.........................       131      5,045      5,835               10,975
                                   --------  ---------  ---------           ----------
                                        724     46,976     51,323     8.4      102,594       8.0
                                   --------  ---------  ---------           ----------
Illinois Basin
   New Albany Shale Gas..........     --        35,486     35,486     5.8       32,578       2.5
                                   --------  ---------  ---------           ----------
Mid-Continent
   Glick.........................         8      5,890      5,935                9,499
   N. E. Moorewood...............        17      4,990      5,090                9,215
   Other.........................       155      7,070      8,005               14,733
                                   --------  ---------  ---------           ----------
                                        180     17,950     19,030     3.1       33,447       2.6
                                   --------  ---------  ---------           ----------
   Other Areas...................       213      3,102      4,379     0.7        8,120       0.7
                                   --------  ---------  ---------  ------   ----------    ------
       Total                         20,849    488,784    613,879   100.0   $1,280,293     100.0
                                   ========  =========  =========  ======   ==========    ======

Gulf of Mexico

     Our Gulf of Mexico operating region includes properties located offshore of
Louisiana and Texas, in state and federal waters of the Gulf of Mexico. We own interests in 108 producing wells, 47.5 net to us, in nine field areas, the largest of which are the Ship Shoal area (Ship Shoal Blocks 66, 67, 68, 69, 99,
107, 113 and 146 and South Pelto Block 1), and the South Timbalier / South Pelto
area (South Timbalier Blocks 11, 16, 34, 50 and South Pelto Blocks 5 and 15). We
have 189.7 Bcfe of oil and natural gas reserves in the Gulf of Mexico region which represents 31% of our reserve base. We operate 46 of the wells that we own in this region. Production from the region averaged 20.7 MMcf of natural gas per day and 2,158 barrels of oil per day during 2002. We spent $5.3 million in this region in 2002 drilling three development wells, 1.2 net to us, and $21.7 million drilling 8 exploratory wells, 3.0 net to us. We also spent $8.7 million for production facilities, recompletions and workovers. In 2003, we plan to spend $54.0 million for development and exploration activities in this region.

Ship Shoal

     The Ship Shoal area is located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish. In the this area, oil and natural gas are produced from numerous Miocene sands occurring at depths from 5,800 to 13,500 feet, and in water depths from 10 to 60 feet. We own interests in 50 wells in this area, 27.1 net to us, in Ship Shoal Blocks 66, 67, 68, 69, 99, 107, 113 and
146 and in South Pelto Block 1. We operate 38 of these wells. Our properties in the Ship Shoal area have estimated proved reserves of 88.6 Bcfe, which is 14% of our total reserves. Production from the Ship Shoal area net to our interest averaged 2.1 MMcf of natural gas per day and 1,110 barrels of oil per day during
2002. We drilled two exploratory wells at Ship Shoal in 2002. One was successful and one was a dry hole.

South Timbalier / South Pelto

     We own interests in 21 producing wells, 6.4 net to us, in Louisiana state waters and in federal waters in the South Timbalier / South Pelto area located offshore of Terrebonne and Lafourche Parishes in water depths ranging from 20 to
60 feet. We have estimated proved reserves totaling 78.1 Bcfe attributable to this area which is 13% of our total reserves. Production attributable to our interest averaged 14.5 MMcf of natural gas per day and 506 barrels of oil per day in 2002. These wells produce from numerous sands of Pliocene to Upper
Miocene age, at depths ranging from 2,000 to 12,000 feet as well as a geopressured Miocene section at a depth below 16,000 feet. We drilled seven wells in the South Timbalier / South Pelto area in 2002. Six of these wells were successful with one exploratory dry hole.

East Texas / North Louisiana

     Approximately 31% or 188.5 Bcfe of our proved reserves are located in East
Texas and North Louisiana where we own interests in 415 producing wells, 229.7 net to us, in 21 field areas. We operate 241 of these wells. The largest of our fields in this region are the Gilmer, Beckville, Logansport, Waskom and Blocker
fields. Production from this region averaged 32.4 MMcf of natural gas per day and 287 barrels of oil per day during 2002. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from
2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas
Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 12,000 feet. In 2002 we spent $16.7 million drilling 18 wells, 7.0 net to us, and $0.8 million on workovers and recompletions in this region. We have budgeted approximately $8.0 million in 2003 for development activities in this region.

Gilmer

     We own interests in 70 natural gas wells, 26.6 net to us, in the Gilmer field in Upshur County in East Texas. These wells produce from the Cotton Valley
Lime formation at a depth of approximately 11,500 feet to 12,000 feet. Proved reserves attributable to our interests in the Gilmer field are 66.8 Bcfe which represents 11% of our total reserve base. During 2002 production attributable to our interest from this field averaged 11.9 MMcf of natural gas per day and 142 barrels of oil per day. In 2002, we drilled 15 sucessful development wells at
Gilmer, 5.7 net to us.

Beckville

     Our properties in the Beckville field, located in Panola and Rusk Counties,
Texas, have proved reserves of 46.8 Bcfe which represents approximately 8% of our total reserves. We operate 72 wells in this field and own interests in four additional wells for a total of 76 wells, 55.6 net to us. During 2002, production attributable to our interest from this field averaged 7.9 MMcf of natural gas per day and 10 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Logansport

     The Logansport field produces from multiple sands in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana.
Our proved reserves of 15.5 Bcfe in the Logansport field represents approximately 3% of our total reserves. We own interests in 82 wells, 38.6 net to us, and operate 48 of these wells. During 2002, net daily production attributable to our interest from this field averaged 3.1 MMcf of natural gas and 17 barrels of oil.

Waskom

     The Waskom field, located in Harrison and Panola Counties in Texas, represented approximately 2% (14.4 Bcfe) of our proved reserves as of December
31, 2002. We own interests in 52 wells in this field, 26.7 net to us, and operate 29 wells in this field. During 2002, net daily production attributable to our interest averaged 1.0 MMcf of natural gas and 22 barrels of oil. The
Waskom field produces from the Cotton Valley formation at depths ranging from
9,000 to 10,000 feet.

Blocker

     We own interests in 26 wells, 25.2 net to us, in the Blocker field in
Harrison County, Texas and we operate 25 of these wells. These wells produce primarily from the Cotton Valley formation from depths ranging from 8,600 feet to 10,000 feet and the Pettit and Travis Peak formations from depths of 6,000 feet to 7,800 feet. At December 31, 2002, we had 11.6 Bcfe of proved reserves in this field. Production from this field attributable to our interest averaged 2.9
MMcf of natural gas and 14 barrels of oil per day in 2002.

Southeast Texas

     Approximately 20% or 125.5 Bcfe of our proved reserves are located in
Southeast Texas, where we own interests in 86 producing wells, 49.8 net to us, and operate 59 of these wells. Net daily production rates from the area averaged
24.3 MMcf of natural gas and 871 barrels of oil during 2002. We spent $4.3 million in the Southeast Texas region in 2002 drilling three exploratory wells,
1.7 net to us. In 2003, we plan to spend $14.0 million for development and exploration activities in this region. Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas.

Double A Wells

     The Double A Wells field is our largest field area with total estimated proved reserves of 115.0 Bcfe, which is 19% of our total reserves. We own interests in and operate 57 producing wells, 28.6 net to us, in this field in
Polk County, Texas. Net daily production from Double A Wells area averaged 22.2
MMcf of natural gas and 791 barrels of oil during 2002. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. In 1999, we began a redevelopment program in this field based on our interpretation of
3-D seismic data and drilled 19 successful wells from 1999 to 2001. In 2002 we extended the reserves to the south with two successful exploratory wells. The first discovery well is currently producing from a depth of about 14,700 feet.
The other successful well also found productive pay in the Woodbine formation and is awaiting pipeline connection and completion.

South Texas

     Approximately 8% or 51.3 Bcfe of our proved reserves are located in South
Texas, where we own interests in 251 producing wells, 53.5 net to us. We own interests in seven fields in the region. The largest of which are the J.C.
Martin and the North Markham fields. Net daily production rates from the area averaged 6.5 MMcf of natural gas and 78 barrels of oil during 2002. We spent
$7.7 million in this region in 2002 primarily to drill eight exploration wells,
2.3 net to us. All but one of these wells were successful. In 2003, we plan to spend approximately $21.0 million primarily for exploration activity in this region.

J.C. Martin

     Our largest field in South Texas is the J.C. Martin field which is located in the structurally complex and highly prolific Wilcox Lobo trend in Zapata
County, Texas on the Mexican border. We own interests in 82 wells in this field,
13.1 net to us, with proved reserves of 18.4 Bcfe or 3% of our total reserves.
During 2002, net daily production attributable to our interest from this field averaged 4.4 MMcf of natural gas. This field produces primarily from Eocene
Wilcox Lobo sands at depths ranging from 7,000 to 9,000 feet. The Lobo section is characterized by geopressured, multiple pay sands occurring in a highly faulted area.

North Markham

     The North Markham / North Bay City field is located in Matagorda County,
Texas. We own interests in and operate 15 producing wells, 15.0 net to us, in the Ohio-Sun Unit. We purchased these interests from Marathon Oil Company in
December 2002 and plan to redevelop this field beginning in 2003. The field's estimated proved reserves of 16.3 Bcfe represent 3% of our total reserves. The field's active wells produce from more than twenty reservoirs of Oligocene Frio age at depths ranging from 6,500 to 9,000 feet.

Acquisition Activities

Acquisition Strategy

     We have concentrated our acquisition activity in the Gulf of Mexico, East
Texas / North Louisiana, Southeast Texas and South Texas regions. Using a strategy that capitalizes on our knowledge of and experience in these regions, we seek to selectively pursue acquisition opportunities where we can evaluate the assets to be acquired in detail prior to completion of the transaction. We evaluate a large number of prospective properties according to certain internal criteria, including established production and the properties' future development and exploration potential, low operating costs and the ability for us to obtain operating control.

Major Property Acquisitions

     As a result of our acquisitions, we have added 711.7 Bcfe of proved oil and natural gas reserves since 1991.

     Our largest acquisitions are the following:

     DevX Energy Acquisition. In December 2001, we completed the acquisition of
DevX Energy, Inc. ("DevX") by acquiring 100% of the common stock of DevX for
$92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of
DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. Major
fields acquired in the acquisition include the Gilmer field in East Texas and the J.C. Martin, Ball Ranch and Lopeno fields in South Texas. We also acquired interests in the New Albany Shale Gas field in Kentucky, the Glick field in
Kansas and the N.E. Moorewood field in Oklahoma in this transaction. DevX's properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.

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

Oil and Natural Gas Reserves

     The following table sets forth our estimated proved oil and natural gas reserves and the Present Value of Proved Reserves as of December 31, 2002:

                                                                        Present
                                                                       Value of
                                                                        Proved
                                           Oil     Gas       Total     Reserves
                                         (MBbls)  (MMcf)    (MMcfe)     (000's)
                                         ------   -------   -------   ----------
Proved Developed Producing.........       7,030   244,909   287,087   $  607,970
Proved Developed Non-producing.....       6,907    74,246   115,692      236,722
Proved Undeveloped.................       6,912   169,629   211,100      435,601
                                         ------   -------   -------   ----------
      Total Proved.................      20,849   488,784   613,879   $1,280,293
                                         ======   =======   =======   ==========

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

     The Present Value of Proved Reserves was determined based on the market prices for oil and natural gas on December 31, 2002. The market price for our oil production on December 31, 2002, after basis adjustments, was $30.07 per barrel as compared to $18.73 per barrel on December 31, 2001. The market price received for our natural gas production on December 31, 2002, after basis adjustments, was $5.04 per Mcf as compared to $2.69 per Mcf on December 31,
2001.

Drilling Activity Summary

     During the three-year period ended December 31, 2002, we drilled development and exploratory wells as set forth in the table below.

                                      Year Ended December 31,
                         ------------------------------------------------
                              2000             2001             2002
                         --------------    -------------    -------------
                         Gross     Net     Gross    Net     Gross    Net
                         -----    -----    -----   -----    -----   -----
Development Wells:
  Oil...................   --      --          2      .7      --      --
  Gas...................    37     19.7       29    16.3       26    10.7
  Dry...................   --       --         4     1.8        1     1.0
                         -----    -----    -----   -----    -----   -----
                            37     19.7       35    18.8       27    11.7
                         -----    -----    -----   -----    -----   -----
Exploratory Wells:
  Oil...................     2      1.1        1      .3        2      .8
  Gas...................     5      2.2       13     4.5       13     4.5
  Dry...................     5      1.5        3     1.1        5     2.3
                         -----    -----    -----   -----    -----   -----
                            12      4.8       17     5.9       20     7.6
                         -----    -----    -----   -----    -----   -----
     Total Wells........    49     24.5       52    24.7       47    19.3
                         ======   =====    =====   =====    =====   =====

     In 2003 to the date of this report, we have drilled seven development wells, 6.4 net to us, and four exploratory wells, 1.5 net to us. All development wells were either successful or are still being evaluated by us. Three of the exploratory wells were successful and one was a dry hole. As of the date of this report, we have three wells, 0.8 net to us, that are in the process of drilling.

Producing Well Summary

     The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2002.

                                                Oil              Gas
                                           -------------    -------------
                                           Gross    Net     Gross    Net
                                           -----   ----     -----   -----
Colorado.......................             --      --          1      .3
Kansas.........................             --      --         12     4.5
Kentucky.......................             --      --         86    76.4
Louisiana......................                6    2.3       171    76.3
Mississippi....................                1     .1         1      .2
Offshore Gulf of Mexico........               36   17.4        72    30.1
Oklahoma.......................                2     .3       134    16.0
Texas..........................              109   40.5       497   218.3
Wyoming........................             --      --         31     2.3
                                           -----   ----     -----   -----
       Total Wells.............              154   60.6     1,005   424.4
                                           =====   ====     =====   =====

     We operate 454 of the 1,159 producing wells presented in the above table.

Acreage

     The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2002. We have excluded acreage in which our interest is limited to a royalty or overiding royalty interest.

                                      Developed           Undeveloped
                                  -----------------   -----------------
                                   Gross      Net      Gross      Net
                                  -------   -------   -------   -------
        Colorado ..............       320        80      --        --
        Kansas ................     6,400     4,064      --        --
        Kentucky ..............    13,689    11,964     9,358     9,199
        Louisiana .............    76,972    56,830     7,415     1,442
        Mississippi ...........     1,360       210      --        --
        New Mexico ............      --        --     151,442    66,634
        Offshore Gulf of Mexico    92,232    42,471    28,768    11,671
        Oklahoma ..............    37,440     5,336      --        --
        Texas .................   220,197   139,346    71,268    30,761
        Wyoming ...............    13,440       927      --        --
                                  -------   -------   -------   -------
                  Total .......   462,050   261,228   268,251   119,707
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

     All of our oil production is sold at the well site at prices tied to the spot oil markets. Substantially all of our natural gas production is sold either on the spot natural gas market under short-term contracts at prevailing spot market prices or under long-term contracts based on current spot market gas prices. A portion of the natural gas production from our Double A Wells field is sold under a long-term contract to Houston Pipe Line Company LP, a subsidiary of
American Electric Power Company, Inc. ("HPL"). The contract with HPL expires on
October 31, 2004 with pricing based on spot natural gas prices for natural gas delivered to the Houston Ship Channel. Total natural gas sales in 2002 to HPL accounted for approximately 15% of our total 2002 oil and gas sales. Reliant
Energy Services, Inc. ("Reliant") is another significant purchaser of our natural gas production accounting for approximately 16% of our total 2002 oil and gas sales. We discontinued sales to Reliant beginning in November 2002.

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

     Most of the states in which we operate require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells.
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

Environmental Regulation

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

     Air Emissions. The Federal Clean Air Act and comparable state programs require many industrial operations in the United States to incur capital expenditures in order to meet air emissions control standards developed by the
United States Environmental Protection Agency (the "EPA") and state environmental agencies. Although no assurances can be given, we believe that compliance with the Clean Air Act and comparable state laws will not have a material adverse effect on our financial condition or results of operations.

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

    We make available free of charge on our website our annual report on Form
10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The Internet address of our website is www.comstockresources.com, and such website contains additional information about us; however, such information does not constitute part of this
Annual Report.

     We lease office space in Frisco, Texas covering 20,046 square feet at a monthly rate of $34,706. The lease expires on May 31, 2006. In addition to our leased office space in Frisco, Texas, we leased 2,329 square feet of office space in Houston, Texas at a monthly rate of $3,299 beginning April 1, 2003.
This lease expires on March 31, 2007. We also have a lease for office space formally used by DevX Energy, Inc. The lease covers 9,573 square feet at a monthly rate of $19,458. This lease expires on December 3, 2003. We also own production offices and pipe yard facilities near Marshall and Livingston, Texas, near Logansport, Louisiana and near Guston, Kentucky.

Employees

     As of December 31, 2002, we had 62 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

     The following table sets forth certain information concerning our executive officers and directors.

            Name          Age               Position with Company
----------------------- -------  -----------------------------------------
M. Jay Allison.........   47     President, Chief Executive Officer and
                                      Chairman of the Board of Directors
Roland O. Burns........   43     Senior Vice President, Chief Financial Officer,
                                      Secretary, Treasurer and Director
Mack D. Good...........   52     Vice President of Operations
Stephen E. Neukom......   53     Vice President of Marketing
Richard G. Powers......   48     Vice President of Land
Daniel K. Presley......   42     Vice President of Accounting and Controller
Michael W. Taylor......   50     Vice President of Corporate Development
David K. Lockett.......   48     Director
Cecil E. Martin, Jr....   61     Director
David W. Sledge........   46     Director

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
From August 1997 until his promotion, Mr. Good served as our district engineer for the East Texas / North Louisiana region. From 1983 until July 1997, Mr. Good was with Enserch Exploration, Inc. serving in various operations management and engineering positions. Mr. Good received a B.S. of Biology/Chemistry from
Oklahoma State University in 1975 and a B.S. of Petroleum Engineering from the
University of Tulsa in 1983. He is a Registered Professional Engineer in the
State of Texas.

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

     Richard G. Powers joined us as Land Manager in October 1994 and has been our vice president of land since December 1997. Mr. Powers has over 20 years of experience as a petroleum landman. Prior to joining us, Mr. Powers was employed for 10 years as land manager for Bridge Oil (U.S.A.), Inc. and its predecessor
Pinoak Petroleum, Inc. Mr. Powers received a B.B.A. degree in 1976 from Texas
Christian University.

     Daniel K. Presley has been our vice president of accounting since December
1997 and has been with us since December 1989, serving as controller since 1991.
Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto,
Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley has a B.B.A. from Texas A & M University.

     Michael W. Taylor has been our vice president of corporate development since December 1997 and has served us in various capacities since September
1994. Mr. Taylor has 28 years of experience in the oil and gas business. For 15 years prior to joining us, he had been an independent oil and gas producer and petroleum consultant. Before that time, he worked in various engineering and executive capacities for a major oil company, a small independent producer and an international oil and gas consulting company. Mr. Taylor is a Registered
Professional Engineer in the State of Texas and he received a B.S. degree in
Petroleum Engineering from Texas A & M University in 1974.

                                Outside Directors

     David K. Lockett was appointed to our board of directors in 2001. Mr.
Lockett is currently a vice president of Dell Computer Corp. and heads up Dell's
Small and Medium Business group. Mr. Lockett has been employed by Dell Computer
Corp. for the last ten years and has spent the past twenty five years in the technology industry. Mr. Lockett received a B.B.A. degree from Texas A&M
University in 1976.

     Cecil E. Martin, Jr. has been one of our directors since 1988. Mr. Martin has been an independent commercial real estate developer since 1991. From 1973 to 1991 he served as Chairman of a public accounting firm in Richmond, Virginia.
Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified
Public Accountant.

     David W. Sledge was elected to our board of directors in 1996. Since 1996, he has been investing in oil and gas exploration activities. Mr. Sledge served as President of Gene Sledge Drilling Corporation, a privately held contract drilling company based in Midland, Texas until its sale in October 1996. Mr.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

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

                                            High         Low
                                          --------     --------
2001 -     First Quarter................. $  14.63     $  9.65
           Second Quarter................    12.48        8.95
           Third Quarter.................    10.12        5.00
           Fourth Quarter................     8.15        5.26

2002 -     First Quarter................. $   7.95     $  5.70
           Second Quarter................     9.47        6.65
           Third Quarter.................     8.10        5.50
           Fourth Quarter................     9.74        6.61

     As of March 26, 2003, we had 28,934,561 shares of common stock outstanding, which were held by 472 holders of record and approximately 6,000 beneficial owners who maintain their shares in "street name" accounts.

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

     The following table summarizes securities issuable and authorized by the stockholders under certain equity compensation plans:

                       Number of securities     Weighted average      Number of securities
                        to be issued upon      exercise price of      authorized for future
                           exercise of            outstanding         issuance under equity
                       outstanding options         options             compensation plans
                       -------------------     ------------------    ----------------------
Equity compensation
   plans approved by
   stockholders             4,170,525                $8.18                 352,786 (1)
----------
(1) Plus 1% of the outstanding shares of common stock each year beginning on January 1, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2002 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and
Analysis of Financial Condition and Results of Operations." Our consolidated financial statements as of and for the four years ended December 31, 2001, have been restated. For a further discussion of the restatement, see "Management's
Discussion and Analysis of Financial Condition and Results of Operations--
Restatement of Previously Issued Financial Statements," and our audited consolidated financial statements and notes thereto, including Note 13.

Statement of Operations Data:

                                                                       Year Ended December 31,
                                                 -------------------------------------------------------------
                                                    1998         1999        2000         2001         2002
                                                 ----------   ----------  ----------   ----------   ----------
                                                 (Restated)   (Restated)   (Restated)   (Restated)
                                                 (Unaudited)  (Unaudited)
                                                              (In thousands, except per share data)
Oil and gas sales ............................   $  91,373    $ 88,833    $ 168,084    $ 166,118    $ 142,085
Operating expenses:
   Oil and gas operating (1) .................      23,971      23,117       29,277       31,855       33,499
   Exploration ...............................       8,901       2,248        3,505        6,611        5,479
   Depreciation, depletion and amortization ..      50,301      44,801       44,472       48,790       54,405
   Impairment ................................      16,942        --           --          1,400         --
   General and administrative, net ...........       1,617       2,399        3,537        4,351        5,113
                                                 ---------    --------    ---------    ---------    ---------
        Total operating expenses .............     101,732      72,565       80,791       93,007       98,496
                                                 ---------    --------    ---------    ---------    ---------
Income (loss) from operations ................     (10,359)     16,268       87,293       73,111       43,589
Other income (expenses):
   Interest income ...........................         201         134          230          196           62
   Interest expense ..........................     (16,977)    (23,361)     (24,611)     (20,737)     (30,002)
   Gain (loss) from derivatives ..............        --          --           --            243       (2,326)
   Other income ..............................          73       1,907          122          272        8,027
                                                 ---------    --------    ---------    ---------    ---------
                                                   (16,703)    (21,320)     (24,259)     (20,026)     (24,239)
                                                 ---------    --------    ---------    ---------    ---------
Income (loss) from continuing operations
      before income taxes expense ............     (27,062)     (5,052)      63,034       53,085       19,350
Income tax benefit (expense) .................       9,471       1,769      (22,061)     (18,579)      (6,773)
                                                 ---------    --------    ---------    ---------    ---------
Net income (loss) from continuing operations .     (17,591)     (3,283)      40,973       34,506       12,577
Discontinued operations including loss on
   disposal, net of income taxes .............          33         197          227          396       (1,072)
                                                 ---------    --------    ---------    ---------    ---------
Net income (loss) ............................     (17,558)     (3,086)      41,200       34,902       11,505
Preferred stock dividends ....................        --        (1,853)      (2,471)      (1,604)      (1,604)
                                                 ---------    --------    ---------    ---------    ---------
Net income (loss) attributable to common stock   $ (17,558)   $ (4,939)   $  38,729    $  33,298    $   9,901
                                                 =========    ========    =========    =========    =========
Net income (loss) per share from
      continuing operations:
   Basic .....................................   $   (0.72)   $  (0.21)   $    1.46    $    1.13    $    0.38
                                                 =========    ========    =========    =========    =========
   Diluted....................................                            $    1.20    $    1.00    $    0.37
                                                                          =========    =========    =========
Net income (loss) per share:
   Basic......................................   $   (0.72)   $  (0.20)   $    1.47    $    1.15    $    0.34
                                                 =========    ========    =========    =========    =========
   Diluted....................................                            $    1.20    $    1.01    $    0.34
                                                                          =========    =========    =========
Weighted average shares outstanding:
   Basic......................................      24,275       24,601      26,290       29,030       28,764
                                                 ==========   =========   =========    =========    =========
   Diluted....................................                               34,219       34,552       33,901
                                                                          =========    =========    =========
-------------------------
(1) Includes lease operating costs and production and ad valorem taxes.

Balance Sheet Data:

                                                        As of December 31,
                                         -----------------------------------------------------
                                           1998       1999        2000       2001      2002
                                         --------   --------   --------   ---------  ---------
                                       (Restated)  (Restated)  (Restated) (Restated)
                                       (Unaudited) (Unaudited) (Unaudited)
                                                           (In thousands)
Cash and cash equivalents ............   $  5,176   $  7,648   $  7,105   $  6,122   $  1,682
Property and equipment, net ..........    403,652    394,497    434,065    636,274    664,208
Total assets .........................    429,307    433,956    489,082    680,769    711,053
Total debt ...........................    278,104    254,131    234,101    372,464    366,272
Redeemable convertible preferred stock       --       30,000     17,573     17,573     17,573
Stockholders' equity .................    109,273    106,512    161,735    195,668    208,427

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Restatement of Previously Issued Financial Statements

     Subsequent to the issuance of our Annual Report for the year ended December
31, 2001, we determined that certain outstanding advances made by us to our partner under our joint exploration venture in the Gulf of Mexico for seismic data acquisition should have been charged to exploration expense rather than reflected on the balance sheet as an asset. As a result of changing our accounting treatment for the advances used for seismic data acquisition, we determined that our financial statements for 1998, 1999, 2000 and 2001 should be restated. The effect of the restatement is a reduction to previously reported net income by $0.4 million, $0.3 million, $0.2 million and $1.6 million for the years 1998, 1999, 2000 and 2001, respectively, as a result of the additional exploration expense in each year. These changes primarily affect the timing of our recognition of exploration expense. As reimbursements are received for the advances we have made, our future exploration expense will be reduced. In addition, we have reclassified our Series 1999 Preferred Stock from stockholder's equity at December 31, 2001 to temporary equity. The adjustments to previously reported net income relating to the restatement are summarized in the following table:

                                                     Year Ended December 31,
                                            ---------------------------------------------
                                               1998       1999        2000       2001
                                            --------    --------    --------    --------
                                                             (In thousands)
Net income (loss) attributable to
     common stock as previously reported    $(17,168)   $ (4,669)   $ 38,932    $ 34,854
     Adjustment to exploration expense          (600)       (416)       (313)     (2,396)
     Income tax effect ..................        210         146         110         840
                                            --------    --------    --------    --------
Net income (loss) attributable to
      common stock as restated...........   $(17,558)   $ (4,939)   $ 38,729    $ 33,298
                                            ========    ========    ========    ========

     The following balance sheet accounts as of December 31, 2001 were affected by the restatement:

                                                          Year Ended December 31,
                                                                    2001
                                                         --------------------------
                                                         Previously
                                                          Reported       Restated
                                                         -----------    -----------
                                                               (In thousands)
Unevaluated oil and gas properties .................      $ 13,416      $ 11,609
Oil and gas properties .............................       901,206       900,711
Net property and equipment .........................       638,576       636,274
Total assets .......................................       683,071       680,769
Accounts payable and accrued expenses ..............        37,389        38,812
Total current liabilities ..........................        38,416        39,839
Deferred taxes payable .............................        47,911        46,607
Retained earnings ..................................        54,183        51,762
Redeemable preferred stock .........................          --          17,573
Total stockholders' equity .........................       215,662       195,668
Total liabilities and stockholders' equity .........       683,071       680,769

     The following presents the impact of the restatement on the operating results and cash flows for the years ended December 31, 2000 and 2001:

                                                         Year Ended            Year Ended
                                                      December 31, 2000     December 31, 2001
                                                   ---------------------- ---------------------
                                                    Previously             Previously
                                                   Reported (1) Restated  Reported (1) Restated
                                                   ----------- ---------- ----------- ---------
                                                     (In thousands, except per share amounts)
Exploration expense ............................   $  3,192    $  3,505   $   4,215   $   6,611
Total operating expenses .......................     80,478      80,791      90,611      93,007
Income from continuing operations
   before income taxes .........................     63,347      63,034      55,481      53,085
Income tax expense .............................    (22,171)    (22,061)    (19,419)    (18,579)
Net income from continuing operations ..........     41,176      40,973      36,062      34,506
Net income .....................................     41,403      41,200      36,458      34,902
Net income attributable to common stock ........     38,932      38,729      34,854      33,298
Net income per share from continuing operations:
     Basic......................................      $1.48       $1.46       $1.20       $1.13
     Diluted....................................      $1.21       $1.20       $1.06       $1.00
Net income per share:
     Basic......................................      $1.48       $1.47       $1.20       $1.15
     Diluted....................................      $1.21       $1.20       $1.06       $1.01

Net cash provided by operating activities.......   $104,556    $105,073   $ 110,090   $ 108,636

Net cash used for investing activities..........   $(83,361)   $(83,878)  $(189,601)  $(188,147)

     The following presents the impact related to the restatement on the quarterly results for the year ended December 31, 2001:

                                                    Three Months Ended March 31, 2001
                                                ---------------------------------------
                                                Previously
                                                Reported (1)   Adjustment      Restated
                                                -----------   ------------  -----------
                                                (In thousands, except per share amounts)
Exploration expense .........................   $  2,831      $  1,053      $  3,884
Total expenses ..............................     30,485         1,053        31,538
Income from continuing operations
   before income taxes ......................     36,572        (1,053)       35,519
Income tax expense ..........................    (12,800)          369       (12,431)
Net income from continuing operations .......     23,772          (684)       23,088
Net income ..................................     23,974          (684)       23,290
Net income attributable to common stock .....     23,578          (684)       22,894
Net income per share from continuing operations:
     Basic...................................      $0.82        ($0.02)        $0.80
     Diluted.................................      $0.68        ($0.02)        $0.66
Net income per share:
     Basic...................................      $0.83        ($0.02)        $0.81
     Diluted.................................      $0.68        ($0.02)        $0.66

                                                    Three Months Ended June 30, 2001
                                                --------------------------------------
                                                Previously
                                                Reported (1)   Adjustment     Restated
                                                -----------   ------------  ----------
                                                (In thousands, except per share amounts)
Exploration expense..........................   $    477      $    782      $  1,259
Total expenses...............................     26,601           782        27,383
Income from continuing operations
   before income taxes.......................     19,517          (782)       18,735
Income tax expense...........................     (6,831)          274        (6,557)
Net income from continuing operations........     12,686          (508)       12,178
Net income...................................     12,838          (508)       12,330
Net income attributable to common stock......     12,438          (508)       11,930
Net income per share from continuing operations:
     Basic...................................      $0.42        ($0.02)        $0.40
     Diluted.................................      $0.36        ($0.02)        $0.34
Net income per share:
     Basic...................................      $0.43        ($0.02)        $0.41
     Diluted.................................      $0.37        ($0.02)        $0.35

                                                 Three Months Ended September 30, 2001
                                                ----------------------------------------
                                                Previously
                                                Reported (1)   Adjustment      Restated
                                                -----------   ------------  ------------
                                                (In thousands, except per share amounts)
Exploration expense..........................   $     63      $    (82)     $    (19)
Total expenses...............................     25,061           (82)       24,979
Income from continuing operations
   before income taxes.......................      4,357            82         4,439
Income tax expense...........................     (1,525)          (29)       (1,554)
Net income from continuing operations........      2,832            53         2,885
Net income...................................      2,890            53         2,943
Net income attributable to common stock......      2,486            53         2,539
Net income per share from continuing operations:
     Basic...................................      $0.08         $0.00         $0.08
     Diluted.................................      $0.08         $0.00         $0.08
Net income per share:
     Basic...................................      $0.09         $0.00         $0.09
     Diluted.................................      $0.09         $0.00         $0.09
------------
(1) Previously reported amounts have been adjusted for the effects of discontinued operations.

Results of Operations

     Our operating data for the last three years is summarized below:

                                                    Year Ended December 31,
                                             ----------------------------------
                                               2000         2001         2002
                                             --------     --------     --------
Net Production Data:
    Oil (MBbls) .......................        1,792        1,510        1,303
    Natural gas (MMcf) ................       26,799       27,859       33,171
    Natural gas equivalent (MMcfe) ....       37,548       36,918       40,986
Average Sales Price:
    Oil (MBbls) .......................      $ 30.04      $ 25.46      $ 24.95
    Natural gas (MMcf) ................         4.26         4.58         3.30
    Average equivalent price (per Mcfe)         4.48         4.50         3.47
Expenses ($ per Mcfe):
    Oil and gas operating(1) ..........      $  0.78      $  0.86      $  0.82
    General and administrative ........         0.09         0.12         0.12
    Depreciation, depletion and
       amortization(2) ................         1.14         1.28         1.29

Cash Margin ($ per Mcfe)(3) ...........      $  3.61      $  3.52      $  2.53
-----------
(1)Includes lease operating costs and production and ad valorem taxes.
(2)Represents depreciation, depletion and amortization of oil and gas properties only.
(3)Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Our oil and gas sales decreased $24.0 million or 14% in 2002 to $142.1 million from $166.1 million in 2001. The decrease in sales is mostly due to the lower natural gas prices in 2002. Our average natural gas price decreased by 28%
and our average oil price decreased by 2%. On an equivalent unit basis, our average price received for our production in 2002 was $3.47 per Mcfe, which was
23% lower than our average price in 2001 of $4.50 per Mcfe. Our average natural gas price in 2002 was $0.04 higher as a result of gains from hedging activities.
Without the hedging gains, our natural gas price would have averaged $3.26 in
2002. The lower prices were partially offset by an 11% increase in production.
Our natural gas production was up 19% while our oil production fell by 14%. The natural gas production increase is related to our acquisition of DevX Energy,
Inc. which we completed in December 2001. The oil production decrease was due to normal depletion of our oil properties.

     Our oil and gas operating expenses, which includes production taxes, increased $1.6 million or 5%, to $33.5 million in 2002 from $31.9 million in
2001. The increase is due to the higher production level in 2002. Our oil and gas operating expenses per equivalent Mcf produced decreased by $0.04 to $0.82 in 2002 from $0.86 for 2001. The decrease in per unit lifting costs is primarily related to lower production taxes resulting from the lower oil and natural gas prices in 2002.

     In 2002, we had $5.5 million in exploration expense, which primarily related to the write-off of four exploratory dry holes. Exploration expense for
2001 was $6.6 million (as restated) which related to the write-off of three dry holes and the expensing of $2.4 million in advances made by us to our joint venture partner for seismic data acquisition.

     Our depreciation, depletion and amortization increased $5.6 million (12%)
to $54.4 million in 2002 from $48.8 million in 2001. The increase is attributable to our higher production level in 2002. Our depreciation, depletion and amortization per equivalent Mcf produced increased to $1.29 in 2002 from
$1.28 in 2001.

     Our general and administrative expenses, which are reported net of overhead reimbursements that we receive, increased $762,000 or 18%, to $5.1 million in
2002 from $4.4 million in 2001. The increase was primarily due to an increase in the number of employees and higher compensation paid to our employees in 2002.

     Our interest expense increased $9.3 million or 45% to $30.0 million in 2002 from $20.7 million for 2001. The increase is due to the higher debt level we had as a result of the acquisition of DevX Energy, Inc. in December 2001. In addition, in March 2002 we issued an additional $75.0 million of our 11 1/4%
Senior Notes which refinanced amounts that were borrowed under our bank credit facility. In 2002, we averaged $172.0 million outstanding under our bank credit facility at a weighted average interest of 3.6%. In 2001, our average outstanding balance was $65.2 million under the bank credit facility with a weighted average interest rate of 5.6%.

     Our other income in 2002 increased to $8.0 million from $272,000 in 2001.
Included in other income in 2002 was $7.7 million related to refunds of severance taxes paid in prior years.

     For 2002 we reported net income from continuing operations of $11.0 million, after deducting preferred stock dividends of $1.6 million. These results compared to net income in 2001 of $32.9 million (as restated), after deducting preferred stock dividends of $1.6 million. Our income from continuing operations per share for 2002 was $0.37 on diluted weighted average shares outstanding of 33.9 million as compared to net income from continuing operations per share of $1.00 (as restated) for 2001 on diluted weighted average shares outstanding of 34.6 million. In April 2002 and July 2002, we sold certain oil and gas properties, which resulted in a loss of $1.8 million. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the losses on disposal.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Our oil and gas sales decreased $2.0 million or 1% in 2001 to $166.1 million from $168.1 million in 2000. The slight decrease in sales is due to a 2%
decrease in our oil and natural gas production in 2001. Our oil production in
2001 decreased by 16% and natural gas production increased by 4%. Our average oil price in 2001 decreased by 15% which was offset by a 8% increase to our average natural gas price. On an equivalent unit basis, our average price received for our production in 2001 was $4.50 per Mcfe, 1% higher than our average price in 2000 of $4.48 per Mcfe.

     Our oil and gas operating expenses, which includes production taxes, increased $2.6 million or 9%, to $31.9 million in 2001 from $29.3 million in
2000. Our oil and gas operating expenses per equivalent Mcf produced increased by $0.08 to $0.86 in 2001 from $0.78 for 2000. The increase is due to higher field level operating costs including additional treating fees paid in 2001 to process our Btu rich natural gas.

     In 2001, we had $6.6 million (as restated) in exploration expense which represents the write-off of three offshore exploratory dry holes and the expensing of $2.4 million in advances made by us to our joint venture partner for seismic data acquisition. Exploration expense for 2000 was $3.5 million (as restated) which primarily related to the write-off of five dry holes.

     Our depreciation, depletion and amortization increased $4.3 to $48.8 million in 2001 from $44.5 million in 2000. The increase is attributable to higher capitalized costs on our properties which increased our amortization rate in 2001. Our depreciation, depletion and amortization per equivalent Mcf produced increased to $1.28 in 2001 from $1.14 in 2000.

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

     We reported net income from continuing operations of $32.9 million (as restated), after deducting preferred stock dividends of $1.6 million, in 2001.
These results compared to net income from continuing operations of $38.5 million
(as restated), after deducting preferred stock dividends of $2.5 million, in
2000. Our income from continuing operations per share for 2001 was $1.00 (as restated) on diluted weighted average shares outstanding of 34.6 million as compared to net income from continuing operations per share of $1.20 (as restated) for 2000 on diluted weighted average shares outstanding of 34.2 million.

Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2002, our net cash flow provided by operating activities totaled $79.3 million. Our other primary funding source in 2002 were proceeds from the sale of $75.0 million of our senior notes and borrowings of $31.0 million under our bank credit facility.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In 2002, we incurred capital expenditures of $83.4 million for development and exploration activities and for the acquisitions. We also repaid $112.9 million of our long-term debt.

Our annual capital expenditure activity is summarized in the following table:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2000      2001       2002
                                                  -------   --------   -------
                                                         (In thousands)
Acquisitions of proved oil and gas properties .   $ 9,684   $160,794   $11,435
Acquisitions of unproved oil and gas properties     5,863      7,113     4,268
Developmental leasehold costs .................     1,618        974        98
Workovers and recompletions ...................    10,252      5,563     7,414
Offshore production facilities ................     1,629        907     4,867
Development drilling ..........................    35,047     43,646    22,893
Exploratory drilling ..........................    19,202     33,382    31,074
Other .........................................       616        172     1,332
                                                  -------   --------   -------
    Total .....................................   $83,911   $252,551   $83,381
                                                  =======   ========   =======

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $73.6 million, $91.6 million and
$70.6 million on development and exploration activities in 2000, 2001 and 2002, respectively. We have budgeted approximately $100.0 million for development and exploration projects in 2003. We expect to use internally generated cash flow to fund development and exploration activity. Our operating cash flow is highly dependent on oil and natural gas prices, especially natural gas prices.

     We spent $9.7 million, $160.8 million and $11.4 million on acquisition activities in 2000, 2001 and 2002, respectively. We do not have a specific acquisition budget for 2003 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     We entered into a $350.0 million revolving credit facility on December 17,
2001 with Toronto Dominion (Texas), Inc. as administrative agent. The bank credit facility is a three year revolving credit line with a current borrowing base of $240.0 million. Indebtedness under the bank credit facility is secured by substantially all of our assets. All of our subsidiaries are guarantors of this indebtedness. The revolving credit line is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line bears interest, based on the utilization of the borrowing base, at our option at either (i) LIBOR plus 1.5% to 2.375% or (ii) the corporate base rate (generally the federal funds rate plus 0.5%) plus 0.5% to 1.375%. The bank credit facility matures on January 2, 2005 and contains covenants that, among other things, restrict our ability to pay cash dividends, limit the amount of our consolidated debt and limit our ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio.

     On March 7, 2002, we closed the sale in a private placement of $75.0 million of our 11 1/4% senior notes due 2007 at a net price of 97.25% after the placements agents' discount. As a result of this transaction, $220.0 million of aggregate principal amount of our senior notes are outstanding. The net proceeds were used to reduce amounts outstanding under our bank credit facility. These notes are unsecured obligations of Comstock and are guaranteed by all of our subsidiaries. On July 19, 2002, we filed a registration statement on Form S-4 to register the $75.0 million of these notes for resale. This registration statement was declared effective by the SEC on August 5, 2002.

     The following table summarizes our aggregate liabilities and commitments by year of maturity:

                             2003       2004       2005       2006       2007       2008      Total
                           --------   --------   --------   ---------  ---------  --------   --------
                                                         (In thousands)
Bank credit facility ...   $ --       $  --      $146,000   $   --     $   --     $   --     $146,000
Senior notes ...........     --          --         --          --      220,000       --      220,000
Other debt .............        270      --         --          --         --            2        272
Operating leases .......        656      452        477        198       --         --          1,783
Derivative liabilities .         57      --         --         --         --         --            57
Preferred stock (1) ....      --         --        5,858      5,858      5,857       --        17,573
                           --------   --------   --------   --------   --------   --------   --------
                           $    983   $    452   $152,335   $  6,056   $225,857   $      2   $385,685
                           ========   ========   ========   ========   ========   ========   ========
------------
(1)  Represents the redemption of our Series A 1999 Convertible Preferred Stock, which at our option, can be paid in shares of our common stock.

     We believe that our cash flow from operations and available borrowings under the bank credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Federal Taxation

     At December 31, 2002, we had federal income tax net operating loss carryforwards of approximately $123.0 million. We have established a $23.0 million valuation allowance against part of the net operating loss carryforwards acquired from DevX Energy, Inc. due to a "change in control" limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2018 through 2022. The value of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reported amounts of assets, liabilities, revenues or expenses. We are also required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for oil and gas producing activities. The full cost method allows the capitalization of all costs associated with finding oil and gas reserves, including certain general and administrative expenses. The successful efforts method allows only for the capitalization of costs associated with developing proven oil and gas properties as well as exploration costs associated with successful exploration projects. Costs related to exploration that are not successful are expensed when it is determined that commercially productive oil and gas reserves were not found. We have elected to use the successful efforts method to account for our oil and gas activities and we do not capitalize any of our general and administrative expenses.

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
As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision based on the results of drilling, testing and production subsequent to the date of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas reserves that are ultimately recovered. The estimates of our proved oil and gas reserves used in preparation of our financial statements were determined by an independent petroleum engineering consulting firm and were prepared in accordance with the rules promulgated by the SEC and the Financial Accounting Standards Board
(the "FASB"). The determination of impairment of our oil and gas reserves is based on the oil and gas reserve estimates using projected future oil and natural gas prices that we have determined to be reasonable. The projected prices that we employ represent our long- term oil and natural gas price forecast and may be higher or lower than current market prices for crude oil and natural gas. For the impairment review of our oil and gas properties that we conducted as of December 31, 2002, we used an initial oil price of $30.00 per barrel and an initial natural gas price of $5.00 per Mcf. Such prices were reduced to $25.00 per barrel for oil and $4.00 per Mcf for gas in the second year and escalated each year thereafter to a maximum price of $40.00 per barrel for oil and $5.00 per Mcf for natural gas. To the extent we had used lower prices in our impairment review, an impairment could have been indicated on certain of our oil and gas properties.

New Accounting Standards

     In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations," which we adopted effective January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred. Upon recognition of an ARO liability, additional asset cost would be capitalized to equal the amount of the liability. Upon the initial adoption of
SFAS 143, we recognized a liability for any existing AROs not already provided for in our reserve for future abandonment costs. We also recognized additional capitalized cost related to the additional liability and accumulated depreciation on the additional capitalized cost.

     Under SFAS 143, we estimate that our total ARO for our oil and natural gas properties is approximately $15.2 million which was $1.5 million less than the liability that we had provided for in our reserve for future abandonment as of
December 31, 2002. The impact of adopting SFAS 143, which will be recorded as the cumulative effect of an accounting change was an increase to net income of approximately $0.7 million, net of tax.

     In June 2002, the FASB issued Statement of Financial Accounting Standards
146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS
146"). The Statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002 which require that a liability be recognized for an exit or disposal activity when that liability is incurred. We have not determined the effect, if any, that the adoption of SFAS 146 will have on our financial statements.

     In January 2003, the FASB issued Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirement for Guarantees, including
Indirect Guarantees of Indebtedness of Others." FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of the statement is not expected to have a material effect on our financial statements when adopted.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities." FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February
1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. Comstock is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on our financial statements when adopted.

Related Party Transactions

     In recent years we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties.

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
Based on our oil and natural gas production in 2002, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.2 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $31.8 million.

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

     The following table sets out the derivative financial instruments outstanding at December 31, 2002 which are held for natural gas price risk management:
                                          Volume         Type           Floor
Period Beginning      Period Ending       (MMBtu)     of Instrument     Price
-----------------   -----------------   -----------  --------------   ----------
January 1, 2003     December 31, 2003     2,250,000       Floor         $2.00

     The fair value of the commodity price derivative financial instruments at
December 31, 2002 was a net asset of $3,000.

     In 2002, we hedged a portion of our natural gas production for the period
April 2002 through October 2002, in order to increase the predictability of our cash flow from operations in order to support our 2002 drilling program. We entered into price swaps covering 50 MMBtus per day of our natural gas production at an average price of $3.46 for April 2002 to October 2002. We realized a $1.3 million gain on this hedge position in 2002, which was included in oil and gas sales and increased our average natural gas price realization from $3.26 per Mcf to $3.30 per Mcf.

Interest Rates

     At December 31, 2002, we had long-term debt of $366.0 million. Of this amount, $220.0 million bears interest at a fixed rate of 11 1/4%. The fair market value of the fixed rate debt as of December 31, 2002 was $233.2 million based on the market price of 106% of the face amount. We had $146.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December
31, 2002, a 100 basis point change in interest rates would change our interest expense on our variable rate debt by approximately $1.5 million. From January 1,
2002 to April 30, 2002 we had an interest rate swap in place which fixed our
LIBOR rate on $25.0 million of our floating rate debt at 4.5%. As a result of this interest rate swap, we realized a loss of $218,000 in 2002. In December
2002 we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on
January 1, 2003 and expiring on December 31, 2003. This interest rate swap fixed
LIBOR at 1.7%. The fair value of this interest rate derivative financial instrument was a net liability of $57,000 at December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS

     Our consolidated financial statements are included on pages F-1 to F-29 of this report.

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

     Our independent public accountants, KPMG LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     Our Audit Committee annually considers and recommends to our board of directors the selection of our independent public accountants. As recommended by the Audit Committee, on April 22, 2002, the board of directors decided to no longer engage Arthur Andersen LLP as our independent public accountants and engaged KPMG LLP to serve as our independent public accountants for 2002.

     Arthur Andersen LLP's reports on our consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years and through the date of their appointment, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events, as listed in Item 304 (a) (l) (v) of
Regulation S-K.

     During our two most recent fiscal years and through April 22, 2002, we did not consult KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events listed in Items 304 (a) (2) (i) and (ii) of
Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and
Exchange Commission within 120 days after December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and
Exchange Commission within 120 days after December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and
Exchange Commission within 120 days after December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and
Exchange Commission within 120 days after December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     In addition, we reviewed our internal controls and there has been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The following exhibits are included this report.

 Exhibit No.                         Description
------------   -----------------------------------------------------------------
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
               1999).
     4.3*      Articles of Amendment to the Certificate of Voting Powers,
               Designations, Preferences, and Relative, Participating, Optional
               or Other Special Rights of Series A 1999 Convertible Preferred
               Stock and Series B 1999 Non-Convertible Preferred Stock.
     4.4       Stock Purchase Agreement dated April 29, 1999 between Comstock and certain purchasers (incorporated herein by reference to
               Exhibit 10.1 to our Current Report on Form 8-K dated April 29,
               1999).
     4.5       Certificate of Designation, Preferences and Rights of Series B
               Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 2 to our Registration Statement on Form 8-A
               dated January 11, 2001).
     4.6       Indenture dated April 29, 1999 between Comstock and U.S. Trust
               Company of Texas, N.A., Trustee for the 11 1/4% Senior Notes due
               2007 (incorporated herein by reference to Exhibit 10.5 to our
               Current Report on Form 8-K dated April 29, 1999).
     4.7       First Supplemental Indenture, dated March 7, 2002, by and between
               Comstock and U.S. Trust Company of Texas, N.A., Trustee for the
               11 1/4% Senior Notes due 2007 (incorporated by reference to
               Exhibit 4.1 to our Current Report on Form 8-K dated March 12,
               2002).
    10.1       Credit Agreement, dated as of December 17, 2001, by and among
               Comstock, as borrower, each lender from time to time party thereto, Toronto Dominion (Texas), Inc., as administrative agent, and Toronto-Dominion Bank, as Issuing Bank (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated
               December 21, 2001).

 Exhibit No.                         Description
------------   -----------------------------------------------------------------
    10.2       Amendment No.1 dated December 26, 2001 to the Credit Agreement, dated as of December 17, 2001, by and among Comstock, as
               borrower, each lender from time to time party thereto, Toronto
               Dominion (Texas), Inc., as administrative agent, and
               Toronto-Dominion Bank, as Issuing Bank (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).
    10.3       Amendment No. 2 dated February 4, 2002 to the Credit Agreement, dated as of December 17, 2001, by and among Comstock, as
               borrower, each lender from time to time party thereto, Toronto
               Dominion (Texas), Inc., as administrative agent, and
               Toronto-Dominion Bank, as Issuing Bank (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2001).
    10.4       Amendment No. 3 dated April 15, 2002 to the Credit Agreement, dated as of December 17, 2001, by and among Comstock, as
               borrower, each lender from time to time party thereto, Toronto
               Dominion (Texas), Inc., as administrative agent, and
               Toronto-Dominion Bank, as Issuing Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report for the quarter ended
               March 31, 2002).
    10.5       Placement Agreement dated February 28, 2002, by and between
               Comstock and Morgan Stanley & Co. Incorporated, TD Securities
               (USA), inc. and BMO Nesbitt Burns Corp. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 12, 2002).
    10.6       Registration Rights Agreements dated March 7, 2002, by and between Comstock and Morgan Stanley & Co. Incorporated, TD
               Securities (USA), Inc. and BMO Nesbitt Burns Corp. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form
               8-K filed on March 12, 2002).
    10.7#      Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated herein by reference to Exhibit
               10.1 to our Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2002).
    10.8#      Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated herein by reference to Exhibit
               10.2 to our Quarterly Report on Form 10-Q for the quarter ended
               June 30, 2002).
    10.9#      Comstock Resources, Inc. 1999 Long-term Incentive Plan
               (incorporated herein by reference to Exhibit 10.1 to our
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               1999).
    10.10#     Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q
               for the year ended June 30, 1999).
    10.11#     Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated herein by reference to Exhibit
               10.3 to our Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1999).
    10.12      Exploration Agreement dated July 31, 2001 by and between Comstock and Bois 'd Arc Offshore Ltd. (incorporated by reference to
               Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
    10.13      Warrant Agreement dated July 31, 2001 by and between Comstock and
               Gary W. Blackie and Wayne L. Laufer (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q
               for the quarter ended June 30, 2001).
    10.14*     Supplement to the 2001 Exploration Agreement dated December 20,
               2002 by and between Comstock and Bois 'd Arc Offshore Ltd.

 Exhibit No.                         Description
------------   -----------------------------------------------------------------
    10.15      Office Lease Agreement dated August 12, 1997 between Comstock and
               Briar Center LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September
               30, 1997).
    16         Letter of Arthur Andersen LLP to the Securities and Exchange
               Commission dated April 26, 2002 (incorporated by reference to
               Exhibit 16 to our Current Report on Form 8-K dated April 22,
               2002).
    99.1*      Certification for the Chief Executive Officer as required by
               Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2*      Certification for the Chief Financial Officer as required by
               Section 906 of the Sarbanes-Oxley Act of 2002.
    21*        Subsidiaries of the Company.
    23*        Consent of KPMG LLP.
---------------
*Filed herewith.
# Management contract or compensatory plan document.

Reports on Form 8-K:

    Form 8-K Reports filed subsequent to September 30, 2002 are as follows:

      Date          Item                         Description
-----------------   ----  ------------------------------------------------------
February 18, 2002    5    Operating results for the fourth quarter and year
                          ended December 31, 2002 and restatement of previously
                          reported financial results for years ended
                          December 31, 1998, 1999, 2000 and 2001.

March 21, 2003       5    Disclosure of the delivery of required notice to
                          executive officers and directors under Regulation BTR.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMSTOCK RESOURCES, INC.
                                              By:/s/ M. JAY ALLISON
                                              ----------------------
                                              M. Jay Allison
                                              President and Chief Executive Officer
Date: March 26, 2003                          (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON           President, Chief Executive Officer and           March 26, 2003
------------------           Chairman of the Board of Directors
M. Jay Allison               (Principal Executive Officer)

/s/ ROLAND O. BURNS          Senior Vice President, Chief Financial Officer,  March 26, 2003
-------------------          Secretary, Treasurer and Director
Roland O. Burns              (Principal Financial and Accounting Officer)

/s/ DAVID K. LOCKETT         Director                                         March 26, 2003
--------------------
David K. Lockett

/s/ CECIL E. MARTIN, JR.     Director                                         March 26, 2003
-----------------------
Cecil E. Martin, Jr.

/s/ DAVID W. SLEDGE          Director                                         March 26, 2003
-------------------
David W. Sledge

                                 CERTIFICATIONS

I, M. Jay Allison, Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Comstock Resources,
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                By: /s/ M. Jay ALLISON
                                        -------------------
                                        M. Jay Allison, Chief Executive Officer

                                 CERTIFICATIONS

I, Roland O. Burns, Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Comstock Resources,
Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented in this annual report our conclusions about the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                By: /s/ ROLAND O. BURNS
                                        -------------------
                                        Roland O. Burns, Chief Financial Officer

                      CONSOLIDATED FINANCIAL STATEMENTS OF

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

                                      INDEX

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002................F-3

Consolidated Statements of Operations for the Years Ended
        December 31, 2000, 2001 and  2002...................................F-4

Consolidated Statements of Stockholders' Equity and Comprehensive Income
        for the Years Ended December 31,  2000,  2001 and 2002..............F-5

Consolidated Statements of Cash Flows for the Years Ended
        December 31,  2000,  2001 and 2002..................................F-6

Notes to Consolidated Financial Statements..................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Comstock Resources, Inc.:

We have audited the accompanying consolidated balance sheets of Comstock
Resources, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Comstock Resources, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 of the financial statements effective January 1, 2001, the Company changed its method of accounting for derivative instruments.

As discussed in Note 13 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the two year period then ended, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

KPMG LLP
Dallas, Texas
March 19, 2003

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2002

                                     ASSETS
                                                                                    December 31,
                                                                              ----------------------
                                                                                2001         2002
                                                                              ---------    ---------
                                                                              Restated
                                                                                  (In thousands)
Cash and Cash Equivalents .................................................   $   6,122    $   1,682
Accounts Receivable:
          Oil and gas sales ...............................................      20,015       30,135
          Joint interest operations .......................................       4,717        5,407
Derivatives ...............................................................       1,342         --
Other Current Assets ......................................................       7,418        2,678
                                                                              ---------    ---------
          Total current assets ............................................      39,614       39,902
Property and Equipment:
          Unevaluated oil and gas properties ..............................      11,609       14,880
          Oil and gas properties, successful efforts method ...............     900,711      961,562
          Other ...........................................................       2,633        2,570
          Accumulated depreciation, depletion and amortization ............    (278,679)    (314,804)
                                                                              ---------    ---------
          Net property and equipment ......................................     636,274      664,208
Derivatives ...............................................................         254            3
Other Assets ..............................................................       4,627        6,940
                                                                              ---------    ---------
                                                                              $ 680,769    $ 711,053
                                                                              =========    =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt .........................................   $     229    $     270
Accounts Payable and Accrued Expenses .....................................      38,812       49,470
Derivatives ...............................................................         798           57
                                                                              ---------    ---------
          Total current liabilities .......................................      39,839       49,797
Long-Term Debt, less current portion ......................................     372,235      366,002
Deferred Taxes Payable ....................................................      46,607       52,577
Derivatives ...............................................................       1,053         --
Reserve for Future Abandonment Costs ......................................       7,794       16,677
Redeemable Convertible Preferred Stock--$10.00 par, liquidation value of $17,573,000, 5,000,000 shares authorized, 1,757,310 shares issued
     and outstanding ......................................................      17,573       17,573
Stockholders' Equity:
          Common stock--$0.50 par, 50,000,000 shares authorized,
             28,552,553 and 28,919,561 shares issued and outstanding at
             December 31, 2001 and 2002, respectively .....................      14,276       14,460
          Additional paid-in capital ......................................     130,956      133,828
          Retained earnings ...............................................      51,762       61,663
          Deferred compensation-restricted stock grants ...................      (1,187)      (1,487)
          Accumulated other comprehensive loss ............................        (139)         (37)
                                                                              ---------    ---------
          Total stockholders' equity ......................................     195,668      208,427
                                                                              ---------    ---------
                                                                              $ 680,769    $ 711,053
                                                                              =========    =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2000, 2001 and 2002

                                                   2000         2001         2002
                                                ---------    ---------    ---------
                                                (Restated)   (Restated)
                                              (In thousands, except per share amounts)
Oil and gas sales ...........................   $ 168,084    $ 166,118    $ 142,085
Operating expenses:
     Oil and gas operating ..................      29,277       31,855       33,499
     Exploration ............................       3,505        6,611        5,479
     Depreciation, depletion and amortization      44,472       48,790       54,405
     Impairment .............................        --          1,400         --
     General and administrative, net ........       3,537        4,351        5,113
                                                ---------    ---------    ---------
              Total operating expenses ......      80,791       93,007       98,496
                                                ---------    ---------    ---------
Income from operations ......................      87,293       73,111       43,589
Other income (expenses):
     Interest income ........................         230          196           62
     Interest expense .......................     (24,611)     (20,737)     (30,002)
     Gain (loss) from derivatives ...........        --            243       (2,326)
     Other income ...........................         122          272        8,027
                                                ---------    ---------    ---------
                                                  (24,259)     (20,026)     (24,239)
                                                ---------    ---------    ---------
Income from continuing operations
            before income tax expense .......      63,034       53,085       19,350
Income tax expense ..........................     (22,061)     (18,579)      (6,773)
                                                ---------    ---------    ---------
Net income from continuing operations .......      40,973       34,506       12,577
Discontinued operations including loss on
     disposal, net of income taxes ..........         227          396       (1,072)
                                                ---------    ---------    ---------
Net income ..................................      41,200       34,902       11,505
Preferred stock dividends ...................      (2,471)      (1,604)      (1,604)
                                                ---------    ---------    ---------
Net income attributable to common stock .....   $  38,729    $  33,298    $   9,901
                                                =========    =========    =========
Net income per share from
      continuing operations:
              Basic..........................   $    1.46    $    1.13    $    0.38
                                                =========    =========    =========
              Diluted........................   $    1.20    $    1.00    $    0.37
                                                =========    =========    =========
Net income per share:
              Basic..........................   $    1.47    $    1.15    $    0.34
                                                =========    =========    =========
              Diluted........................   $    1.20    $    1.01    $    0.34
                                                =========    =========    =========
Weighted average shares outstanding:
              Basic..........................      26,290       29,030       28,764
                                                =========    =========    =========
              Diluted........................      34,219       34,552       33,901
                                                =========    =========    =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              For the Years Ended December 31, 2000, 2001 and 2002

                                                                         Deferred    Accumulated
                                               Additional    Retained   Compensation     Other
                                   Common       Paid-In      Earnings    Restricted  Comprehensive
                                    Stock       Capital     (Deficit)   Stock Grants     Loss        Total
                                  ---------    ---------    ---------   ------------  ---------    --------
                                                              (In thousands)
Balance at December 31, 1999...   $  12,688    $ 114,855    $ (19,603)   $    (766)   $   --      $ 107,174
  Adjustment...................       --           --            (662)       --           --           (662)
                                  ---------    ---------    ---------    ---------    ---------    --------
Balance at
    December 31, 1999 (Restated)     12,688      114,855      (20,265)        (766)       --        106,512
Conversion of preferred stock..       1,553       10,874        --           --           --         12,427
Issuance of common stock.......         150          706        --           --           --            856
  Value of stock options issued
     for exploration prospects..      --           2,990        --           --           --          2,990
Restricted stock grants.........         28          471        --            (278)       --            221
Net income attributable to
     common stock (Restated)....      --           --          38,729        --           --         38,729
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at
    December 31, 2000 (Restated)     14,419      129,896       18,464       (1,044)       --        161,735
                                  ---------    ---------    ---------    ---------    ---------    ---------
  Issuance of common stock......        283        3,538        --           --           --           3,821
Value of stock options issued
      for exploration prospects..     --           1,968        --           --           --           1,968
Restricted stock grants..........        28          333        --            (143)       --             218
Repurchases of common stock......      (454)      (4,779)                                             (5,233)
Net income attributable to
      common stock (Restated)....     --           --          33,298        --           --          33,298
Unrealized hedge losses..........     --           --           --           --            (139)        (139)
                                                                                                   ---------
 Comprehensive income (Restated).     --           --           --           --           --          33,159
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at
    December 31, 2001 (Restated)     14,276      130,956       51,762       (1,187)        (139)     195,668
                                  ---------    ---------    ---------    ---------    ---------    ---------
Issuance of common stock.......         156        1,547        --            --          --           1,703
Value of stock options issued
      for exploration prospects..     --             836        --            --          --             836
Restricted stock grants..........        28          489        --            (300)       --             217
Net income attributable to
      common stock...............     --            --          9,901         --          --           9,901
Unrealized hedge gains...........     --            --          --            --            102          102
                                                                                                   ---------
  Comprehensive income...........     --            --          --            --          --          10,003
                                  ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2002..... $  14,460    $ 133,828    $  61,663    $  (1,487)   $     (37)   $ 208,427
                                  =========    =========    =========    =========    =========    =========

                         The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 2001 and 2002

                                                                         2000        2001         2002
                                                                      ---------    ---------    ---------
                                                                      (Restated)   (Restated)
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................   $  41,200    $  34,902    $  11,505
   Adjustments to reconcile net income to net cash
      provided by operating activities, net of acquisition effects:
     Compensation paid in common stock ............................         314          244          218
     Depreciation, depletion and amortization .....................      44,472       48,790       54,405
     Impairment of oil and gas properties .........................        --          1,400         --
     Deferred income taxes ........................................      22,061       17,799        6,773
     Dry hole costs ...............................................       3,192        4,215        5,139
     Gain on sales of property ....................................         (33)         (12)        --
     Unrealized gain on derivatives ...............................        --           (254)        (119)
     Non-cash effect of discontinued operations, net ..............         608          614        1,395
                                                                      ---------    ---------    ---------
       Working capital provided by operations .....................     111,814      107,698       79,316
   Decrease (increase) in accounts receivable .....................     (15,596)      18,371      (10,810)
   Decrease (increase) in other current assets ....................      (1,585)      (1,229)       4,740
   Increase (decrease) in accounts payable and
     accrued expenses .............................................      10,440      (16,204)      11,191
                                                                      ---------    ---------    ---------
       Net cash provided by operating activities ..................     105,073      108,636       84,437
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of properties ..............................          33           45        3,478
   Capital expenditures and acquisitions ..........................     (83,911)    (188,192)     (83,381)
                                                                      ---------    ---------    ---------
       Net cash used for investing activities .....................     (83,878)    (188,147)     (79,903)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .....................................................      18,408      261,730       31,736
   Proceeds from senior notes offering ............................        --           --         75,000
   Debt issuance costs ............................................        --           --         (2,267)
   Principal payments on debt .....................................     (38,438)    (178,355)    (112,928)
   Proceeds from common stock issuances ...........................         763        1,989        1,089
   Repurchases of common stock ....................................        --         (5,232)        --
   Dividends paid on preferred stock ..............................      (2,471)      (1,604)      (1,604)
                                                                      ---------    ---------    ---------
       Net cash provided by (used for) financing activities .......     (21,738)      78,528       (8,974)
                                                                      ---------    ---------    ---------
       Net decrease in cash and cash equivalents ..................        (543)        (983)      (4,440)
       Cash and cash equivalents, beginning of year ...............       7,648        7,105        6,122
                                                                      ---------    ---------    ---------
       Cash and cash equivalents, end of year .....................   $   7,105    $   6,122    $   1,682
                                                                      =========    =========    =========

        The accompanying notes are an integral part of these statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

     Accounting policies used by Comstock Resources, Inc. ("Comstock" or the
"Company") reflect oil and natural gas industry practices and conform to accounting principles generally accepted in the United States of America.

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

     Other Current Assets

     Other current assets at December 31, 2001 and 2002 consists of the following:
                                                As of December 31,
                                             ----------------------
                                              2001            2002
                                             ------          ------
                                                  (In thousands)
Prepaid expenses ..................          $3,602          $1,109
Income tax receivable .............           3,347            --
Insurance claims receivable .......              58           1,125
Inventory .........................             411             444
                                             ------          ------
                                             $7,418          $2,678
                                             ======          ======

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

     In accordance with the Statement of Financial Accounting Standards No. 144
"Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144")
Comstock assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices and including probable reserves, where appropriate. No impairment was required in 2000 or 2002. In 2001
Comstock provided an impairment of $1.4 million for certain of its oil and gas properties.

     Other property and equipment consists primarily of work boats, gas gathering systems, computer equipment and furniture and fixtures which are depreciated over estimated useful lives on a straight-line basis.

     Other Assets

     Other assets primarily consists of deferred costs associated with issuance of Comstock's 11 1/4% senior notes. These costs are amortized over the eight year life of the senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

     Stock Options

     Comstock applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," ("APB 25") and related interpretations, in accounting for its incentive plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards 123,
"Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock- based employee compensation plans. As allowed by SFAS 123, Comstock has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding stock options in each period.

                                                        Year Ended December 31,
                                                   -------------------------------
                                                     2000        2001        2002
                                                   --------    --------    -------
                                                  (Restated)  (Restated)
                                               (In thousands, except per share amounts)
Net income, as reported ........................   $ 38,729    $ 33,298    $ 9,901
Add stock-based employee compensation expense
     included in reported net income, net of tax        204         159        142
Deduct total stock-based employee compensation
     expense determined under fair-value-based
     method for all rewards, net of tax ........     (2,178)     (1,845)    (1,066)
                                                   --------    --------    -------
            Pro forma net income ...............   $ 36,755    $ 31,612    $ 8,977
                                                   ========    ========    =======
Basic earnings per share:   As Reported.........      $1.47       $1.15      $0.34
                            Pro Forma...........      $1.40       $1.09      $0.31
Diluted earnings per share: As Reported.........      $1.20       $1.01      $0.34
                            Pro Forma...........      $1.15       $0.96      $0.31

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002, respectively: average risk-free interest rates of 6.2, 4.9 and 3.8 percent; average expected lives of
7.8, 7.4 and 5.9 years; average expected volatility factors of 66.4, 67.2 and
68.9; and no dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company's
Incentive Plans was $5.98 in 2000, $6.80 in 2001 and $5.88 in 2002.

     Segment Reporting

     Comstock presently operates in one business segment, the exploration and production of oil and natural gas.

    Derivative Instruments and Hedging Activities

     On January 1, 2001, Comstock adopted Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities" ("SFAS 133") which requires that every derivative instrument
(including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Comstock estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

     Major Purchasers

     In 2002, Comstock had two purchasers of its oil and natural gas production which individually accounted for more than 10% of total oil and gas sales. Such purchasers accounted for 16% and 15% of total 2002 oil and gas sales.

     In 2001, Comstock had four purchasers which accounted for 24%, 19%, 16% and
12% of total 2001 oil and gas sales. In 2000, Comstock had three purchasers which accounted for 29%, 21% and 11% of total 2000 oil and gas sales.

     Revenue Recognition and Gas Balancing

     Comstock utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers.
The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Comstock did not have any significant imbalance positions at December 31, 2000, 2001 or 2002.

     General and Administrative Expenses

     General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to working interest owners of the oil and gas properties operated by Comstock.

     Other Income

     Included in other income in 2002 was $7.7 million related to refunds received in 2002 of severance taxes paid in prior years.

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     For the years ended December 31, 2001 and 2002,Comstock's comprehensive income differed from net income by approximately $139,000 and $102,000, respectively due to the recognition in comprehensive income of unrealized gains or losses related to certain of Comstock's derivative instruments which have been designated as hedges. For the year ended December 31, 2000, there were no differences between Comstock's net income or net loss and comprehensive income.

     Earnings Per Share

     Basic and diluted earnings per share for 2000, 2001 and 2002 were determined as follows:

                                                            Year Ended December 31,
                               ----------------------------------------------------------------------------------------------
                                            2000                           2001                             2002
                               -----------------------------  -----------------------------     -----------------------------
                                                       Per                            Per                              Per
                                Income     Shares     Share    Income     Shares     Share       Income    Shares      Share
                               --------    -------   -------  --------    -------   -------     --------   -------    -------
                              (Restated)            (Restated)(Restated)            (Restated)
                                                      (In thousands except per share data)
Basic Earnings Per Share:
  Income from
     Continuing Operations..   $ 40,973     26,290            $ 34,506     29,030               $ 12,577     28,764
   Less Preferred Stock
     Dividends..............     (2,471)     --                 (1,604)     --                    (1,604)     --
                               --------    -------            --------    -------               --------   --------
  Net Income from
     Continuing Operations
    Available to Common
           Stockholders.....     38,502     26,290    $1.46    32,902      29,030     $1.13       10,973     28,764    $0.38
                                           =======                        =======                          ========
  Income from
     Discontinued Operations        227     26,290     0.01       396      29,030      0.02       (1,072)    28,764    (0.04)
                               --------    =======   ------   --------    =======   -------     --------   ========  -------
  Net Income Available to
     Common Stockholders....   $ 38,729     26,290    $1.47  $ 33,298      29,030     $1.15     $  9,901     28,764    $0.34
                               ========    =======   ======  ========     =======   =======     ========   ========  =======

Diluted Earnings Per Share:
  Income from
      Continuing Operations    $ 40,973     26,290           $ 34,506      29,030               $ 12,577     28,764
  Effect of Dilutive
                Securities:
   Stock Options..............    --         1,184             --           1,129                 --            744
   Convertible Preferred Stock    --         6,745             --           4,393                 --          4,393
                               --------    -------           --------     -------               --------   --------
  Net Income from
     Continuing Operations
     Available to Common
      Stockholders With
      Assumed Conversions....    40,973     34,219    $1.20    34,506      34,552     $1.00       12,577     33,901    $0.37
                                           =======                        =======                          ========
  Income from
     Discontinued Operations.       227     34,219     --         396      34,552      0.01      (1,072)      33,901    (0.03)
                               --------   ========   ------  --------     =======  --------    --------     ========   -------
Net Income Available to
    Common Stockholders......  $ 41,200     34,219    $1.20  $ 34,902      34,552     $1.01    $ 11,505       33,901    $0.34
                               ========   ========   ======  ========     =======  ========     ========    ========   =======

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

                                           2000                 2001                2002
                                       --------------      ---------------     ----------------
                                                (In thousands except per share data)
Stock options and warrants to
   purchase common stock..........         2,979                2,559                2,737
Exercise Price....................     $8.88 - $14.00       $9.63 - $14.00      $8.06 - $14.00

    Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, Comstock considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

                                                                     Year Ended December 31,
                                                                   --------------------------
                                                                     2000     2001      2002
                                                                   -------  -------   -------
                                                                            (in thousands)
Noncash activities -
    Common stock issued for director compensation................. $    93  $    26   $   --
    Value of vested stock options under exploration venture.......   2,990    3,028     1,286

Cash payments -
    Interest payments............................................. $24,731  $20,837   $28,987
    Income tax payments...........................................   --         243     --

     New Accounting Standards

     In August 2001, the Financial Accounting Standards Board (the "FASB")
issued Statement of Financial Accounting Standards No. 143 ("SFAS 143")
"Accounting for Asset Retirement Obligations," which Comstock adopted effective
January 1, 2003. This statement requires Comstock to record a liability in the period in which an asset retirement obligation ("ARO") is incurred. Upon recognition of an ARO liability, additional asset cost would be capitalized to equal the amount of the liability. Upon the initial adoption of SFAS 143,
Comstock recognized a liability for any existing AROs not already provided for in Comstock's reserve for future abandonment costs. Comstock also recognized additional capitalized cost related to the additional liability and accumulated depreciation on the additional capitalized cost.

     Under SFAS 143, Comstock estimates that its total ARO for its oil and natural gas properties is approximately $15.2 million which was $1.5 million less than the liability that Comstock had provided for in its reserve for future abandonment as of December 31, 2002. The impact of adopting SFAS 143, which will be recorded as the cumulative effect of an accounting change, was an increase to net income of approximately $0.7 million, net of tax.

     In June 2002, the FASB issued Statement of Financial Accounting Standards
146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS
146"). The Statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002 which require that a liability be recognized for an exit or disposal activity when that liability is incurred. Comstock has not determined the effect, if any, that the adoption of SFAS 146 will have on its financial statements.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     In December 2002, the FASB issued Statement of Financial Accounting
Standards No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure, an amendment of FASB Statement No. 123". This Statement amends No.
123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation ("FIN") No. 45,
"Guarantor's Accounting and Disclosure Requirement for Guarantees, including
Indirect Guarantees of Indebtedness of Others." FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The adoption of the statement is not expected to have a material effect on the
Company's financial statements when adopted.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities." FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February
1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. Comstock is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on the
Company's financial statements when adopted.

(2) Acquisitions

     In December 2002, Comstock acquired interests in the Ship Shoal 113 Unit for $7.8 million. The acquisition included interest in 26 producing wells, 11.7 net wells, and seven production facilities in the Gulf of Mexico. Comstock also acquired interests in a South Texas field for $1.7 million in December 2002. The acquisition included interest in 15 producing wells, 15 net wells, and over
7,000 acres. Comstock plans to redevelop these fields in the future.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     On December 17, 2001, Comstock completed the acquisition of DevX Energy,
Inc. ("DevX") by acquiring 100% of the common stock of DevX for $92.6 million through a cash tender offer and subsequent merger into a wholly owned subsidiary. As a result of the acquisition, DevX became a wholly owned subsidiary of Comstock. DevX is an independent energy company engaged in the exploration, development and acquisition of oil and gas properties. DevX owns interests in 600 producing oil and gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. The DevX acquisition added approximately 163.4 billion cubic feet equivalent of natural gas reserves to
Comstock's reserve base (unaudited). Subsequent to the acquisition, Comstock repurchased approximately $49.8 million of DevX's 12 1/2% senior notes which were due in 2008 for 110% of the principal amount plus accrued interest.

     DevX's operations have been included in the consolidated financial statements since December 17, 2001.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                                               December 17, 2001
                                               -----------------
                                                (in thousands)
                      Current assets ..........   $  8,317
                      Oil and gas properties ..    160,794
                      Derivatives .............      1,577
                                                  --------
                      Total assets acquired ...    170,688
                                                  --------
                      Current liabilities .....      8,990
                      Long-term debt ..........     54,988
                      Deferred tax liability ..      7,324
                      Derivatives .............      1,873
                                                  --------
                      Total liabilities assumed     73,175
                                                  --------
                      Net assets acquired .....   $ 97,513
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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                              Year Ended December 31,
                                             ------------------------
                                                2000         2001
                                             ---------    ---------
                                             (Restated)   (Restated)
                                                  (In thousands,
                                             except per share amounts)

Oil and gas sales ........................   $ 210,289    $ 204,717
Total operating expenses .................    (103,005)    (113,349)
Total other income (expenses) ............     (36,602)     (24,947)
                                             ---------    ---------
Income from continuing operations
           before income taxes ...........      70,682       66,421
Provision for income taxes ...............     (24,738)     (23,247)
                                             ---------    ---------
     Income from continuing operations ...      45,944       43,174
Discontinued operations ..................         227          396
                                             ---------    ---------
     Net income ..........................      46,171       43,570
Preferred stock dividends ................      (2,471)      (1,604)
                                             ---------    ---------
Net income from continuing operations
              attributable to common stock   $  43,700    $  41,966
                                             =========    =========
Net income from continuing
           operations per share:
     Basic.................................  $    1.65    $    1.42
                                             =========    =========
     Diluted...............................  $    1.34    $    1.24
                                             =========    =========
Net income per share:
     Basic.................................  $    1.66    $    1.45
                                             =========    =========
     Diluted...............................  $    1.35    $    1.26
                                             =========    =========
(3)  Oil and Gas Producing Activities

     Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by Comstock for its oil and gas property acquisition, development and exploration activities:

    Capitalized Costs

                                                 As of December 31,
                                              -----------------------
                                                 2001         2002
                                              ---------    ---------
                                             (Restated)
                                                  (In thousands)
           Proved properties ..............   $ 900,711    $ 961,562
           Unproved properties ............      11,609       14,880
           Accumulated depreciation,
                 depletion and amortization    (277,670)    (313,608)
                                              ---------    ---------
                                              $ 634,650    $ 662,834
                                              =========    =========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Costs Incurred

                                                For the Year Ended December 31,
                                             -----------------------------------
                                               2000          2001          2002
                                             --------      --------      -------
                                            (Restated)    (Restated)
                                                        (In thousands)
Property acquisitions
      Proved properties ...............      $  9,684      $160,794      $11,435
      Unproved properties .............         5,863         7,113        4,268
Development costs .....................        48,546        51,090       35,272
Exploration costs .....................        19,515        35,778       31,414
                                             --------      --------      -------
                                             $ 83,608      $254,775      $82,389
                                             ========      ========      =======

     Due to the tax-free nature of the merger between Comstock and DevX in
December 2001, additional deferred tax liabilities of $7.3 million were allocated to proved oil and gas properties and are included in the proved property acquisition costs in 2001.

     In 2001 and 2002, Comstock capitalized interest expense of $230,000 and
$281,000, respectively, on its unproved properties under development which is included in the unproved property acquisition costs in each year.

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

                                                                     For the Year Ended December 31,
                                                                  ----------------------------------
                                                                    2000         2001         2002
                                                                  ---------    ---------    ---------
                                                                  (Restated)    (Restated)
                                                                             (In thousands)
Oil and gas sales .............................................   $ 168,084    $ 166,118    $ 142,085
Oil gas operating .............................................     (29,277)     (31,855)     (33,499)
Exploration ...................................................      (3,505)      (6,611)      (5,479)
Depreciation, depletion and amortization ......................     (42,992)     (47,140)     (52,869)
Impairment ....................................................        --         (1,400)        --
                                                                  ---------    ---------    ---------
    Income from continuing operations .........................      92,310       79,112       50,238
Provision for income taxes ....................................     (32,309)     (27,689)     (17,583)
                                                                  ---------    ---------    ---------
    Income from continuing operations, after tax ..............      60,001       51,423       32,655
Discontinued operations, including loss on disposal,
                     net of income taxes ......................         227          396       (1,072)
                                                                  ---------    ---------    ---------
    Results of operations of oil and gas producing activities .   $  60,228    $  51,819    $  31,583
                                                                  =========    =========    =========
                                      F-16

(4)  Long-Term Debt

     Long-term debt is comprised of the following:

                                                        As of December 31,
                                                       2001            2002
                                                    ---------         ---------
                                                          (In thousands)
Revolving Bank Credit Facility .............        $ 227,000         $ 146,000
11 1/4% Senior Notes due 2007 ..............          145,000           220,000
Other ......................................              464               272
                                                    ---------         ---------
                                                      372,464           366,272
Less current portion .......................             (229)             (270)
                                                    ---------         ---------
                                                    $ 372,235         $ 366,002
                                                    =========         =========

     On December 17, 2001, Comstock entered into a bank credit facility which consists of a $350.0 million three year revolving credit commitment provided by a syndicate of banks for which Toronto Dominion (Texas), Inc. serves as administrative agent. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties. The borrowing base at December 31, 2002 was $240.0 million. The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to 2.375% or (ii) the corporate base rate (generally the federal funds rate plus 0.5%) plus 0.5% to 1.375%. The facility matures on January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock's and its subsidiaries' assets and
Comstock's subsidiaries are guarantors of the bank credit facility. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit
Comstock's ability to make certain loan and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. The Company was in compliance with these covenants as of December 31, 2002.

     Comstock issued $150.0 million in aggregate principal amount of 11 1/4%
Senior Notes due in 2007 (the "Notes") on April 29, 1999. Interest on the Notes
is payable semiannually on May 1 and November 1, commencing on November 1, 1999.
The Notes are unsecured obligations of Comstock and are guaranteed by all of its principal operating subsidiaries. Comstock repurchased $5.0 million of the Notes in July 2001. The Notes can be redeemed beginning on May 1, 2004. On March 7,
2002, Comstock closed the sale in a private placement of $75.0 million of additional Notes at a net price of 97.25% after the placements agents' discount.
As a result of this transaction, $220.0 million of aggregate principal amount of the Notes are outstanding. The fair market value of the Notes as of December 31,
2002 was $233.2 million based on the market price of 106% of the face amount as of December 31, 2002.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    The following table summarizes our debt by year of maturity:

                         2003      2004       2005       2006       2007    Thereafter    Total
                       -------   --------   --------   --------   --------   --------   --------
                                                          (In thousands)
Bank credit facility   $   --    $   --     $146,000   $   --     $   --     $   --     $146,000
Senior notes .......       --        --         --         --      220,000       --      220,000
Other debt .........       270       --         --         --         --            2        272
                       -------   --------   --------   --------   --------   --------   --------
                       $   270       --     $146,000       --     $220,000   $      2   $366,272
                       =======   ========   ========   ========   ========   ========   ========

(5)  Commitments and Contingencies

Lease Commitments

     Comstock rents office space under noncancelable leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $432,000, $526,000 and
$495,000, respectively. Minimum future payments under the leases are as follows:

                                     (In thousands)
                                 2003   $  656
                                 2004      452
                                 2005      477
                                 2006      198
                                 2007     --
                                        ------
                                        $1,783
                                        ======

Contingencies

     From time to time Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In 2002, Comstock accrued $1.5 million related to its estimate of losses to be incurred in resolving certain contingencies. After consideration of amounts accrued, the Company does not believe the resolution of these matters will have a material effect on the
Company's financial position or results of operations.

(6) Convertible Preferred Stock

     On April 29, 1999, Comstock issued 3,000,000 shares of convertible preferred stock (the "Series 1999 Preferred Stock") in a private placement and received proceeds of $30.0 million. The Series 1999 Preferred Stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or
Comstock has the option to issue shares of Common Stock. Dividends paid per share have been $0.91 per share in each of 2000, 2001 and 2002. Each share of the Series 1999 Preferred Stock is convertible, at the option of the holder, into 2.5 shares of Common Stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the Series 1999 Preferred Stock are outstanding,
Comstock is obligated to redeem an amount of shares of the Series 1999 Preferred
Stock equal to one-third of the shares of the Series 1999 Preferred Stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption amounts of the Series 1999 Preferred Stock

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

total $5.9 million per year for each of the years ended December 31, 2005, 2006 and 2007. The mandatory redemption price may be paid either in cash or in shares of Common Stock, at the option of the Company. The fair value of the Series 1999
Preferred Stock at issuance date was equal to the mandatory redemption value.
Comstock has the option to redeem the shares of Series 1999 Preferred Stock upon payment to the holders of the Series 1999 Preferred Stock at a specified rate of return on the initial purchase. Upon a change of control of Comstock, the holders of the Series 1999 Preferred Stock have the right to require Comstock to purchase all or a portion of the Series 1999 Preferred Stock for cash. Due to the change of control provision, the Series 1999 Preferred Stock has been classified as temporary equity. The financial statements for prior years have been reclassified to reflect the Series 1999 Preferred Stock outside of stockholders' equity. On March 19, 2003, the terms of the Series 1999 Preferred
Stock were modified to allow the payment of the redemption after a change of control in shares of Common Stock at the option of the Company. The holders of the Series 1999 Preferred Stock similarly have the right to require the Company to satisfy the redemption obligation with shares of Common Stock. Accordingly, the Series 1999 Preferred Stock will be classified as part of the stockholders'
equity after this date.

     In September and October 2000, holders of 1,242,690 shares of the Series
1999 Preferred Stock converted their shares into 3,106,725 shares of Common
Stock. As a result of these conversions, $12.4 million of preferred stock was transferred to common stockholders' equity.

(7)  Stockholders' Equity

     The authorized capital stock of Comstock consists of 50 million shares of common stock, par value $.50 per share (the "Common Stock"), and 5 million shares of preferred stock, par value $10.00 per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors.

     Comstock's Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the "Series B
Junior Preferred Stock") in connection with the adoption of a shareholder rights plan. At December 31, 2002 there were no shares of Series B Junior Preferred
Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B
Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of preferred stock.

     Under a plan adopted by the Board of Directors, non-employee directors can elect to receive shares of Common Stock valued at the then current market price in payment of annual director and consulting fees. Under this plan, Comstock issued 8,182 and 5,342 shares of Common Stock in 2000 and 2001, respectively, in payment of fees aggregating $93,000 and $26,000 for 2000 and 2001, respectively.

     Stock options were exercised to purchase 291,400 shares, 560,606 shares and
310,758 shares in 2000, 2001, and 2002, respectively. Such exercises yielded net proceeds of approximately $763,000, $2.0 million and $1.1 million in 2000, 2001, and 2002, respectively.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     During 2001, Comstock repurchased 907,400 shares of Common Stock in open market purchases totaling $5.2 million. Such shares were retired upon repurchase.

     Stock Options

     On June 23, 1999, the stockholders approved the 1999 Long-term Incentive
Plan for the management including officers, directors and managerial employees which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive
Plan together with the 1991 Long-term Incentive Plan (the "Incentive Plans")
authorize the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of Comstock. As of December
31, 2002, the Incentive Plans provide for future awards of stock options or restricted stock grants of up to 352,786 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on January 1, 2003.

     The following table summarizes information about the Incentive Plans stock options outstanding at December 31, 2002:

                    Number of                            Number of
                     Shares       Weighted Average        Shares
  Exercise Price   Outstanding     Remaining Life       Exercisable
  --------------   -----------    ----------------    --------------
                                     (Years)
      $3.44            246,375         4.8                246,375
       3.88            926,900         5.4                688,150
       6.42            437,750         6.1                175,000
       6.69             74,000         5.3                 47,000
       6.94            150,000         1.0                150,000
       7.40             20,000         3.6                 20,000
       8.70             30,000         4.4                 30,000
       8.88            249,250         6.5                  --
       9.20            273,750         6.0                  --
      11.00          1,150,000         3.0              1,150,000
      11.12             33,500         5.0                 20,000
      11.94             20,000         0.9                 20,000
      12.38            559,000         2.0                559,000
                   -----------                         ----------
                     4,170,525         4.3              3,105,525
                   ===========                         ==========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following table summarizes stock option activity during 2000, 2001 and
2002 under the Incentive Plans:

                                               Number                             Weighted Average
                                              of Shares       Exercise Price       Exercise Price
                                           --------------    -----------------    ----------------
Outstanding at December 31, 1999.........       4,630,000     $2.00 to $12.38          $7.08
        Granted..........................         351,250     $6.69 to $8.88            8.24
Exercised................................        (291,400)    $2.00 to $4.81            2.62
                                           --------------
Outstanding at December 31, 2000.........       4,689,850     $2.00 to $12.38           7.45
        Granted..........................         493,250     $6.42 to $11.12           6.80
Exercised................................        (580,450)    $2.00 to $11.94           3.86
        Forfeited........................        (213,000)    $6.56 to $11.12           6.61
                                           --------------
Outstanding at December 31, 2001.........       4,389,650     $2.50 to $12.38           7.89
        Granted..........................         303,750     $8.70 to $9.20            9.15
Exercised................................        (313,875)    $2.50 to $6.69            3.55
        Forfeited........................        (209,000)    $9.63 to $11.94          10.52
                                           --------------
Outstanding at December 31, 2002.........       4,170,525     $3.44 to $12.38           8.18
                                           ==============
Exercisable at December 31, 2002.........       3,105,525     $3.44 to $12.38           8.51
                                           ==============

     Restricted Stock Grants

     Under the Incentive Plans, officers and managerial employees may be granted a right to receive shares of Common Stock without cost to the employee. The shares vest over a specified period with credit given for past service rendered to Comstock. Restricted stock grants for 56,250 shares were made in each of the years 2000, 2001 and 2002. In the aggregate, 723,750 restricted stock grants have been awarded under the Incentive Plans. As of December 31, 2002, 526,875 shares of such awards are vested. A provision for the restricted stock grants is made ratably over the vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 2000, 2001 and 2002 was
$221,000, $218,000 and $217,000, respectively.

(8)  Exploration Venture

     On July 31, 2001, Comstock entered into a new exploration agreement with
Bois d' Arc Offshore, Ltd. and its principals ("Bois d' Arc"), which replaces an exploration agreement entered into on December 8, 1997. The 2001 Exploration
Agreement established a joint exploration venture between Comstock and Bois d'
Arc covering the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. The new venture was effective
April 1, 2001 and will end on December 31, 2006. Under the joint exploration venture, Bois d' Arc generates exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock advances 100% of the funds for the acquisition of 3 D seismic data and leases as needed. Comstock recovers its advances based on Bois d' Arc's ability to sell interests in drillable prospects. Upon a sale of a successful prospect by Bois d' Arc, Comstock is reimbursed for the costs that were advanced and is entitled to a 40% non-promoted working interest in each prospect generated. Comstock capitalizes advances made for leases as unevaluated properties and expenses advances made for seismic costs as exploration costs.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Under the exploration agreement, Bois d' Arc has the opportunity to earn warrants to purchase up to 1,620,000 shares of Common Stock. Warrants to purchase 60,000 shares are earned by Bois d' Arc for each prospect which results in a successful discovery. The exercise price on the new warrants is determined based on the current market price for the Common Stock on a semiannual basis each year that the venture is in operation. The agreement requires that Comstock must fund a minimum of $5.0 million for the acquisition of seismic data over the term of the agreement or Bois d' Arc has the right to terminate the agreement.

     Bois d' Arc earned warrants to purchase 360,000 and 240,000 shares under the exploration agreement in 2001 and 2002, respectively. The warrants are exercisable at a weighted average price of $7.51. The value of the warrants based on the Black-Scholes option pricing model was $5.64 per option share or an aggregate of $2.0 million in 2001 and $5.36 per option share or an aggregate of
$1.3 million in 2002. Such costs were capitalized as a cost of oil and gas properties.

     Bois d' Arc had also earned warrants to purchase 600,000 shares of Common
Stock at $14.00 per share under the prior exploration agreement during the period from January 1998 to April 2001. The value of these warrants based on the
Black-Scholes option pricing model was $9.97 per option share. The estimated value of $6.0 million for the warrants earned under the prior exploration agreement were capitalized to oil and gas properties in 1998 through 2001.

(9)  Retirement Plan

     Comstock has a 401(k) Profit Sharing Plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees' contributions to the plan. The matching percentage is determined annually by the Board of Directors. Comstock's matching contributions to the plan were $84,000, $96,000 and $116,000 for the years ended December 31, 2000,
2001 and 2002, respectively.

(10)  Income Taxes

     The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2001 and 2002 were as follows:

                                                    2001        2002
                                                  --------    --------
                                                (Restated)
                                                      (In thousands)
        Net deferred tax assets (liabilities):
           Property and equipment .............   $(73,965)   $(88,931)
           Net operating loss carryforwards ...     34,504      43,037
           Valuation allowance on net operating
             loss carryforwards ...............     (8,043)     (8,043)
           Other carryforwards ................        897       1,360
                                                  --------    --------
                                                  $(46,607)   $(52,577)
                                                  ========    ========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    The following is an analysis of the consolidated income tax expense:

                                  2001      2002
                                -------   -------
                                   (Restated)
                                 (In thousands)
        Current..............   $  --     $ --
        Deferred ............    18,579    6,773
                                -------   ------
                                $18,579   $6,773
                                =======   ======

     There were no significant differences between income taxes computed using the statutory rate of 35% and Comstock's effective tax rate in 2000, 2001 and
2002 of 35%.

     At December 31, 2002, Comstock had the following carryforwards available to reduce future income taxes:

                                                 Years of
                                               Expiration
           Types of Carryforward              Carryforward          Amounts
-----------------------------------------   -----------------   ---------------
                                                                 (In thousands)
Net operating loss - U.S. federal........      2018 - 2022          $122,964
Alternative minimum tax credits..........       Unlimited              1,220
Charitable contributions carryforward....      2003 - 2007               400

     The utilization of $42.9 million of the net operating loss carryforwards of
DevX are limited to approximately $1.1 million per year pursuant to a prior change of control. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for Comstock's estimate of
DevX's net operating loss carryforwards that it will not be able to utilize.
Realization of Comstock's and DevX's net operating carryforwards requires
Comstock to generate taxable income within the carryforward period.

(11) Derivatives and Hedging Activities

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following table sets out the derivative financial instruments outstanding at December 31, 2002 which are held for natural gas price risk management:

                                          Volume         Type          Floor
 Period Beginning     Period Ending       (MMBtu)     of Instrument    Price
------------------  ------------------  ------------  --------------  ---------
  January 1, 2003   December 31, 2003     2,250,000        Floor        $2.00

     The fair value of the commodity price derivative financial instruments at
December 31, 2002 was a net asset of $3,000. In 2002, Comstock hedged a portion of its natural gas production for the period April 2002 through October 2002.
The Company entered into price swaps covering 50 MMBtus per day of its natural gas production at an average price of $3.46 for April 2002 to October 2002.
Comstock realized a $1.3 million gain on this hedge position in 2002, which was included in oil and gas sales and increased its average natural gas price realization from $3.26 per Mcf to $3.30 per Mcf.

     Comstock assumed certain natural gas price derivative financial instruments in connection with the acquisition of DevX. These derivative financial instruments were not designated as cash flow hedges. Comstock had an unrealized gain of $243,000 on these contracts in 2001. In 2002, Comstock realized a loss of $2.3 million related to these instruments.

     Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transaction for interest rates, Comstock has realized the following gains or losses which were included in interest expense:

                                      2000       2001       2002
                                    --------   --------   --------
                                           (In thousands)
Realized Gains (Losses)..........   $   988    $   (199)  $   (218)

     As of December 31, 2002, Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt which fixed the LIBOR rate at
1.7% for the period January 2003 through December 2003. Comstock has designated this position as a hedge. The change in fair value of this instrument resulted in an unrealized after tax loss of $139,000 was recognized in other comprehensive income.

(12) Discontinued Operations

     In April and July 2002, Comstock sold certain marginal oil and gas properties for cash proceeds of $3.5 million plus forgiveness of certain accounts payable related to the properties. The properties sold include various interests in nonoperated properties in Nueces, Hardeman, Montague and Wharton counties in Texas. Comstock realized a loss of $1.8 million ($1.2 million, after tax) on these property sales. The results of operations of these sold properties, including the losses on disposal, have been presented as discontinued operations in the accompanying consolidated statements of operations.

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Prior year results have also been reclassifed to report the results of operations of the properties as discontinued operations. Results for these properties reported as discontinued operations were as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2000       2001       2002
                                                  -------    -------    -------
                                                         (In thousands)
Oil and gas sales .............................   $ 1,266    $ 1,571    $   390
Operating expenses ............................      (916)      (963)      (264)
      Loss on disposal ........................      --         --       (1,778)
                                                  -------    -------    -------
      Income (loss) before taxes ..............       350        608     (1,652)
Income tax provision (benefit) ................       123        212       (580)
                                                  -------    -------    -------
Income (loss) from discontinued operations ....   $   227    $   396    $(1,072)
                                                  =======    =======    =======

(13) Restatement of Previously Issued Financial Statements

     Subsequent to the issuance of its Annual Report for the year ended December
31, 2001, Comstock determined that certain outstanding advances made by the
Company to its joint venture partner under its joint exploration venture in the
Gulf of Mexico for seismic data acquisition should have been charged to exploration expense rather than reflected on the balance sheet as an asset. As a result of changing the accounting treatment for the advances used for seismic data, the Company determined that its financial statements for 1998, 1999, 2000 and 2001 should be restated. The effect of the restatement is a reduction to previously reported net income by $0.2 million and $1.6 million for the years
2000 and 2001, respectively, as a result of the additional exploration expense in each year. Management believes these changes primarily affect the timing of
Comstock's recognition of exploration expense. If reimbursements are received for the advances made, future exploration expense will be reduced. In addition, the Series 1999 Preferred Stock has been reclassified from shareholders' equity at December 31, 2001 to temporary equity.

     The following balance sheet accounts as of December 31, 2001 were affected by the restatement:

                                                 Year Ended December 31, 2001
                                                 ----------------------------
                                                  Previously
                                                   Reported      Restated
                                                 -----------   -----------
                                                      (In thousands)
Unevaluated oil and gas properties ............    $ 13,416      $ 11,609
Oil and gas properties ........................     901,206       900,711
Net property and equipment ....................     638,576       636,274
Total assets ..................................     683,071       680,769
Accounts payable and accrued expenses .........      37,389        38,812
Total current liabilities .....................      38,416        39,839
Deferred taxes payable ........................      47,911        46,607
Retained earnings .............................      54,183        51,762
Redeemable preferred stock ....................        --          17,573
Total stockholders' equity ....................     215,662       195,668
Total liabilities and stockholders' equity ....     683,071       680,769

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following presents the impact of the restatement on the operating results and cash flows for the years ended December 31, 2000 and 2001:

                                               Year Ended             Year Ended
                                             December 31, 2000      December 31, 2001
                                          ---------------------  -----------------------
                                           Previously              Previously
                                          Reported (1) Restated   Reported (1)  Restated
                                          ----------- ---------   ------------ ---------
                                             (In thousands, except per share amounts)
Exploration expense ...................   $  3,192    $  3,505    $  4,215     $  6,611
Total operating expenses ..............     80,478      80,791      90,611       93,007
Income from continuing operations
   before income taxes ................     63,347      63,034      55,481       53,085
Income tax expense ....................    (22,171)    (22,061)    (19,419)    (18,579)
Net income from continuing operations .     41,176      40,973      36,062       34,506
Net income ............................     41,403      41,200      36,458       34,902
Net income attributable to common stock     38,932      38,729      34,854       33,298
Net income per share from
    continuing operations:
     Basic.............................      $1.48       $1.46       $1.20        $1.13
     Diluted...........................      $1.21       $1.20       $1.06        $1.00
Net income per share:
     Basic.............................      $1.48       $1.47       $1.20        $1.15
     Diluted...........................      $1.21       $1.20       $1.06        $1.01
Net cash provided by
    operating activities...............   $104,556    $105,073    $ 110,090   $ 108,626
Net cash used for investing activities.   $(83,361)   $(83,878)   $(189,601)  $(188,147)
-------------
(1)  Previously reported amounts have been adjusted for the effects of discontinued operations.

(14) Supplementary Quarterly Financial Data (Unaudited)

2001-
                                                   First     Second      Third     Fourth      Total
                                                 --------   --------   --------   --------   --------
                                                     (In thousands, except per share amounts)
Total oil and gas sales ......................   $ 66,910   $ 45,997   $ 29,305   $ 23,906   $166,118
                                                 ========   ========   ========   ========   ========
Net income (loss) from continuing operations
    attributable to common stock (As Restated)   $ 22,692   $ 11,779   $  2,482   $ (4,051)  $ 32,902
                                                 ========   ========   ========   ========   ========
Net income (loss) attributable
    to common stock (As Restated).............   $ 22,894   $ 11,931   $  2,539   $ (4,066)  $ 33,298
                                                 ========   ========   ========   ========   ========
Net income (loss) from continuing operations
    per share (As Restated):
         Basic................................      $0.79      $0.40      $0.09     ($0.14)     $1.13
                                                 ========   ========   ========  =========   ========
         Diluted..............................      $0.66      $0.35      $0.08                 $1.00
                                                 ========   ========   ========              ========
Net income (loss) per share (As Restated):
         Basic................................      $0.80      $0.41      $0.09     ($0.13)     $1.15
                                                 ========   ========   ========  =========   ========
         Diluted..............................      $0.66      $0.35      $0.09                 $1.01
                                                 ========   ========   ========              ========

                                      F-26

2002 -
                                                   First     Second      Third     Fourth      Total
                                                 --------   --------   --------   --------   --------
                                                     (In thousands, except per share amounts)
Total oil and gas sales.......................   $ 26,490   $ 38,004   $ 35,550   $ 42,041   $142,085
                                                 ========   ========   ========   ========   ========
Net income (loss) from continuing operations
    attributable to common stock..............   $ (4,698)  $  3,206   $  2,970   $  9,495   $ 10,973
                                                 ========   ========   ========   ========   ========
Net income (loss) attributable
    to common stock...........................   $ (5,423)  $  2,804   $  3,025   $  9,777   $  9,901
                                                 ========   ========   ========   ========   ========
Net income (loss) from continuing
     operations per share:
         Basic................................     ($0.16)     $0.11      $0.10      $0.33      $0.38
                                                 ========   ========   ========   ========   ========
         Diluted..............................                 $0.11      $0.10      $0.29      $0.37
                                                            ========   ========   ========   ========
Net income (loss) per share:
         Basic................................     ($0.19)     $0.10      $0.10      $0.33      $0.34
                                                 ========   ========   ========   ========   ========
         Diluted..............................                 $0.09      $0.10      $0.29      $0.34
                                                            ========   ========   ========   ========

(15) Oil and Gas Reserves Information (Unaudited)

     Set forth below is a summary of the changes in Comstock's net quantities of crude oil and natural gas reserves for each of the three years ended December
31, 2002.

                                         2000                    2001                    2002
                                 --------------------    --------------------    --------------------
                                    Oil        Gas          Oil         Gas         Oil         Gas
                                  (MBbls)     (MMcf)      (MBbls)     (MMcf)      (MBbls)      (MMcf)
                                 --------    --------    --------    --------    --------    --------
Proved Reserves:
Beginning of year ............     19,467     258,121      17,451     297,835      17,348     462,085
Revisions of previous
     estimates ...............     (1,725)      1,205      (1,177)    (10,959)        (11)     (5,182)
Extensions and discoveries ...      1,599      54,574       1,395      46,777       2,360      39,467
Purchases of minerals in place        416      11,059       1,213     156,515       2,637      29,651
Sales of minerals in place ...       (499)       (134)       --          --          (182)     (4,066)
Production ...................     (1,807)    (26,990)     (1,534)    (28,083)     (1,303)    (33,171)
                                 --------    --------    --------    --------    --------    --------
End of year ..................     17,451     297,835      17,348     462,085      20,849     488,784
                                 ========    ========    ========    ========    ========    ========
Proved Developed Reserves:
Beginning of year ............     14,379     184,123      12,290     200,349      12,212     315,779
                                 ========    ========    ========    ========    ========    ========
End of year ..................     12,290     200,349      12,212     315,779      13,937     319,155
                                 ========    ========    ========    ========    ========    ========

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2001 and 2002:

                                                              2001           2002
                                                           -----------    -----------
                                                                  (In thousands)
Cash Flows Relating to Proved Reserves:
     Future Cash Flows .................................   $ 1,566,780    $ 3,088,593
     Future Costs:
         Production ....................................      (453,416)      (646,018)
         Development and Abandonment ...................      (156,906)      (190,534)
                                                           -----------    -----------
     Future Net Cash Flows Before Income Taxes .........       956,458      2,252,041
     Future Income Taxes ...............................      (177,551)      (639,286)
                                                           -----------    -----------
     Future Net Cash Flows .............................       778,907      1,612,755
     10% Discount Factor ...............................      (331,634)      (691,640)
                                                           -----------    -----------
Standardized Measure of Discounted Future Net Cash Flows   $   447,273    $   921,115
                                                           ===========    ===========

     The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended
December 31, 2000, 2001 and 2002:

                                                         2000           2001          2002
                                                      -----------    -----------    ---------
                                                                   (In thousands)

Standardized Measure, Beginning of Year ...........   $   468,713    $ 1,288,764    $ 447,273
Net Change in Sales Price, Net of Production Costs      1,141,880     (1,298,306)     590,290
Development Costs Incurred During the Year Which
  Were Previously Estimated .......................        17,340         26,627       35,272
Revisions of Quantity Estimates ...................       (44,256)       (21,342)     (11,636)
Accretion of Discount .............................        51,506        173,747       54,068
Changes in Future Development and Abandonment Costs       (41,525)        (6,571)     (12,052)
Changes in Timing and Other .......................      (166,410)      (141,844)     (58,022)
Extensions and Discoveries ........................       375,632         86,026      150,317
Purchases of Reserves in Place ....................        62,621        120,147      105,206
Sales of Reserves in Place ........................        (3,355)          --         (5,243)
Sales, Net of Production Costs ....................      (139,643)      (135,272)    (108,586)
Net Changes in Income Taxes .......................      (433,739)       355,297     (265,772)
                                                      -----------    -----------    ---------
Standardized Measure, End of Year .................   $ 1,288,764    $   447,273    $ 921,115
                                                      ===========    ===========    =========

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

                    COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Future cash inflows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

     Comstock's average yearend prices used in the reserve estimates were as follows:

                                             2000      2001     2002
                                           -------   -------  -------
Crude Oil (Per Barrel).................    $ 26.34   $ 18.73  $ 30.07
Natural Gas (Per Mcf)..................    $ 10.51   $  2.69  $  5.04

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

