Form 10-Q
period 2003-03-31
COMSTOCK RESOURCES INC
filed 2003-05-14
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2003

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

Telephone No.:(972) 668-8800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No  |  |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|     No  |  |

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as of May 14, 2003 was 32,004,561.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2003

INDEX

PART I.  Financial Information                                             Page

  Item 1. Financial Statements:

     Consolidated Balance Sheets -
         March 31, 2003 and December 31, 2002.................................4
     Consolidated Statements of Operations -
         Three Months ended March 31, 2003 and 2002...........................5
     Consolidated Statement of Stockholders' Equity -
         Three Months ended March 31, 2003....................................6
     Consolidated Statements of Cash Flows -

  Item 2. Management's Discussion and Analysis of Financial Condition

PART II. Other Information

  Item 6. Exhibits and Reports on Form 8-K...................................20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              March 31,  December 31,
                                                                2003         2002
                                                             ---------    ---------
                                                             (Unaudited)
                                                                   (In thousands)
Cash and Cash Equivalents ................................   $   2,223    $   1,682
Accounts Receivable:
    Oil and gas sales ....................................      51,395       30,135
    Joint interest operations ............................       4,156        5,407
Other Current Assets .....................................       4,896        2,678
                                                             ---------    ---------
            Total current assets .........................      62,670       39,902
Property and Equipment:
    Unevaluated oil and gas properties ...................      15,600       14,880
    Oil and gas properties, successful efforts method ....     973,651      961,562
    Other ................................................       2,415        2,570
    Accumulated depreciation, depletion and amortization .    (326,025)    (314,804)
                                                             ---------    ---------
            Net property and equipment ...................     665,641      664,208
Derivatives ..............................................        --              3
Other Assets .............................................       6,796        6,940
                                                             ---------    ---------
                                                             $ 735,107    $ 711,053
                                                             =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt ........................   $      65    $     270
Accounts Payable and Accrued Expenses ....................      56,100       49,470
Derivatives ..............................................          83           57
                                                             ---------    ---------
            Total current liabilities ....................      56,248       49,797
Long-Term Debt, less current portion .....................     351,002      366,002
Deferred Taxes Payable ...................................      64,242       52,577
Reserve for Future Abandonment Costs .....................      15,436       16,677
Convertible preferred stock (Note 4) .....................        --         17,573
Stockholders' Equity:
    Convertible preferred stock--$10.00 par, liquidation
    value of $17,573,000, 5,000,000 shares authorized,
    1,757,310 shares outstanding .........................      17,573         --
    Common stock--$0.50 par, 50,000,000 shares authorized,
      29,004,561 and 28,919,561 shares outstanding at
      March 31, 2003 and December 31, 2002, respectively .      14,502       14,460
    Additional paid-in capital ...........................     135,090      133,828
    Retained earnings ....................................      82,495       61,663
    Deferred compensation-restricted stock grants ........      (1,427)      (1,487)
    Accumulated other comprehensive loss .................         (54)         (37)
                                                             ---------    ---------
            Total stockholders' equity ...................     248,179      208,427
                                                             ---------    ---------
                                                             $ 735,107    $ 711,053
                                                             =========    =========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                           Three Months Ended
                                                                     March 31,
                                                                 2003        2002
                                                               --------    --------
                                                              (In thousands, except
                                                                per share amounts)
Oil and gas sales ..........................................   $ 68,576    $ 26,490
Operating expenses:
     Oil and gas operating .................................     11,365       8,115
     Exploration ...........................................      1,636       1,953
     Depreciation, depletion and amortization ..............     15,187      13,458
     General and administrative, net .......................      1,528         930
                                                               --------    --------
              Total operating expenses .....................     29,716      24,456
                                                               --------    --------
Income from operations .....................................     38,860       2,034
Other income (expenses):
     Interest income .......................................         20           9
     Interest expense ......................................     (7,308)     (6,810)
     Loss from derivatives .................................         (3)     (1,964)
     Other income ..........................................         50         111
                                                               --------    --------
                                                                 (7,241)     (8,654)
                                                               --------    --------
Income (loss) from continuing operations before income taxes     31,619      (6,620)
Provision for income taxes .................................    (11,067)      2,317
                                                               --------    --------
Net income (loss) from continuing operations ...............     20,552      (4,303)
                                                               --------    --------
Discontinued operations including loss on
     disposal, net of income taxes .........................       --          (726)
Cumulative effect of change in accounting principle ........        675        --
                                                               --------    --------
Net income (loss) ..........................................     21,227      (5,029)
Preferred stock dividends ..................................       (395)       (395)
                                                               --------    --------
Net income (loss) attributable to common stock .............   $ 20,832    $ (5,424)
                                                               ========    ========
Basic net income (loss) per share:
   From continuing operations...............................   $   0.70    $  (0.16)
   Discontinued operations..................................       --         (0.03)
   Cumulative effect of change in accounting principle......       0.02         --
                                                               --------    --------
                                                               $   0.72    $  (0.19)
                                                               ========    ========
Diluted net income (loss) per share:
   From continuing operations...............................   $   0.60
   Discontinued operations..................................       --
   Cumulative effect of change in accounting principle......       0.02
                                                               --------
                                                               $   0.62
                                                               ========
Weighted average common and common stock
     equivalent shares outstanding:
   Basic.....................................................    28,923      28,559
                                                               ========    ========
   Diluted...................................................    34,475
                                                               ========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003
(Unaudited)

                                                                                             Deferred     Accumulated
                                                                Additional                 Compensation      Other
                                        Preferred   Common       Paid-In       Retained     Restricted   Comprehensive
                                          Stock      Stock       Capital       Earnings    Stock Grants  Income (Loss)    Total
                                        ---------  ---------    ----------    ----------    ----------    ---------     ---------
                                                                            (In thousands)
Balance at December 31, 2002.........   $   --     $  14,460    $  133,828    $   61,663    $  (1,487)    $    (37)     $ 208,427
  Convertible preferred stock (Note 4)     17,573                                                                          17,573
  Restricted stock grants............       --         --            --            --              60          --              60
  Value of warrants issued
     for exploration prospects.......       --         --              813          --           --            --             813
  Exercise of stock options..........       --            42           449          --           --            --             491
  Net income attributable to
     common stock....................       --           --            --         20,832         --            --          20,832
  Unrealized hedge loss..............       --           --            --          --            --            (17)           (17)
                                                                                                                        ---------
  Comprehensive income...............       --           --            --                                                  20,815
                                        ---------  ---------    ----------    ----------    ----------    ---------     ---------
Balance at March 31, 2003............   $  17,573  $  14,502    $  135,090    $   82,495    $  (1,427)    $    (54)     $ 248,179
                                        =========  =========    ==========    ==========    ==========    =========     ==========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                        2003        2002
                                                                      --------    --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ..............................................   $ 21,227    $ (5,029)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Compensation paid in common stock ............................         60          59
     Dry hole costs ...............................................      1,028       1,953
     Depreciation, depletion and amortization .....................     15,187      13,458
     Deferred income taxes ........................................     11,067      (2,434)
     Unrealized losses from derivatives ...........................          3       2,356
     Non-cash effect of discontinued operations, net ..............       --           894
     Cumulative effect of change in accounting principle ..........       (675)       --
                                                                      --------    --------
                                                                        47,897      11,257
                                                                      --------    --------
   (Increase) decrease in accounts receivable .....................    (20,009)      4,986
   Increase in other current assets ...............................     (2,218)     (1,077)
   Increase (decrease) in accounts payable and accrued expenses ...      6,630      (7,352)
                                                                      --------    --------
       Net cash provided by operating activities ..................     32,300       7,814
                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and acquisitions ..........................    (16,455)    (15,721)
                                                                      --------    --------
       Net cash used for operating activities .....................    (16,455)    (15,721)
                                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .....................................................      8,000       6,000
   Proceeds from issuance of senior notes .........................       --        75,000
   Debt issuance costs ............................................       --        (2,172)
   Proceeds from issuance of common stock .........................        296         106
   Principal payments on debt......................................    (23,205)    (75,420)
   Dividends paid on preferred stock ..............................       (395)       (395)
                                                                      --------    --------
   Net cash provided by (used for) financing activities ...........    (15,304)      3,119
                                                                      --------    --------
       Net increase (decrease) in cash and cash equivalents .......        541      (4,788)
       Cash and cash equivalents, beginning of period .............      1,682       6,122
                                                                      --------    --------
       Cash and cash equivalents, end of period....................   $  2,223    $  1,334
                                                                      ========    ========

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES —

      Basis of Presentation

        In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of March 31, 2003 and the related results of operations and cash flows for the three months ended March 31, 2003 and 2002.

        The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the three months ended March 31, 2003 are not necessarily an indication of the results expected for the full year.

      Supplementary Information With Respect to the Consolidated Statements of Cash Flows —

                                                       For the Three Months
                                                           Ended March 31,
                                                         2003       2002
                                                       --------   --------
                                                         (In thousands)
         Cash Payments -
               Interest payments ....................  $  1,307   $ 2,367
               Income tax payments ..................      --       --

         Noncash Investing and Financing Activities -
               Value of warrants issued
                   under exploration agreement ......  $  1,251   $  327

      Income Taxes

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

      Earnings Per Share

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Due to the net loss for the three months ended March 31, 2002, common stock equivalents and convertible securities are anti-dilutive. Therefore basic and diluted loss per share for the three months ended March 31, 2002 are the same. Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 were determined as follows:

                                                              Three Months Ended March 31,
                                               ---------------------------------------------------------------------
                                                             2003                                2002
                                               ---------------------------------    --------------------------------
                                                Income                    Per        Income                   Per
                                                (Loss)      Shares       Share       (Loss)      Shares      Share
                                               --------    --------    ---------    --------    --------    --------
                                                                 (In thousands except per share data)
Basic Earnings Per Share:
 Income (Loss) from Continuing Operations...   $ 20,552      28,923                 $(4,303)      28,559
  Less Preferred Stock Dividends.......            (395)     --                        (395)       --
                                               --------    --------                 --------    --------
 Net Income (Loss) from Continuing Operations
   Available to Common Stockholders...........   20,157      28,923       $0.70      (4,698)      28,559     ($0.16)
                                                           ========                             ========
 Loss from Discontinued Operations............     --        28,923         --         (726)      28,559      (0.03)
                                                           ========                             ========
 Cumulative effect of change
         in accounting principle..............      675      28,923        0.02        --         28,559        --
                                               --------    ========    ---------    --------    ========    --------
 Net Income (Loss) Available to Common
  Stockholders................................ $ 20,832      28,923       $0.70     $(5,424)      28,559     ($0.19)
                                               ========    ========    =========    ========    ========    ========
Diluted Earnings Per Share:
 Income (Loss) from Continuing Operations..... $ 20,552      28,923
 Effect of Dilutive Securities:
  Stock Options...............................      --        1,159
  Convertible Preferred Stock.................      --        4,393
                                               --------    --------
 Net Income (Loss) from Continuing Operations
   Available to Common Stockholders
    With Assumed Conversions..................   20,552      34,475       $0.60
                                                           ========
 Cumulative effect of change
        in accounting principle...............      675      34,475        0.02
                                               --------    ========    ---------
 Net Income (Loss) Available to Common
    Stockholders.............................. $ 21,227      34,475       $0.62
                                               =========   ========    =========

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Stock Options

        Comstock applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations, in accounting for its incentive plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, Comstock has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123.

        The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding stock options that were granted prior to January 1, 1995 in each period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

                                                       For the Three Months
                                                          Ended March 31,
                                                         2003        2002
                                                       --------    --------
                                                          (In thousands)
    Net income (loss), as reported .................   $ 20,832    $ (5,424)
    Add stock-based employee compensation expense
         included in reported net income, net of tax         39          38
    Deduct total stock-based employee compensation
         expense determined under fair-value-based
         method for all rewards, net of tax ........       (447)       (248)
                                                       --------    --------
                Pro forma net income ...............   $ 20,424    $ (5,634)
                                                       ========    ========
    Basic earnings per share:   As Reported..........  $   0.72    $  (0.19)
                                Pro Forma............  $   0.71    $  (0.20)
    Diluted earnings per share: As Reported..........  $   0.62
                                Pro Forma............  $   0.60

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        The following table sets out the derivative financial instruments outstanding at March 31, 2003 which are held for natural gas price risk management:

                                         Volume           Type          Floor
 Period Beginning    Period Ending       (MMBtu)       of Instrument    Price
 ----------------  -----------------  --------------  ---------------  ---------
  April 1, 2003    December 31, 2003    1,688,000         Floor         $2.00

        Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transaction for interest rates, Comstock has realized the following gains or losses which were included in interest expense:

                                    Three Months Ended
                                         March 31,
                                      (In thousands)
                                      2003      2002
                                    --------  --------
Realized Gains (Losses)..........   $   (14)  $  (159)

        As of March 31, 2003, Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt which fixed the LIBOR rate at 1.7% for the period January 2003 through December 2003. Comstock has designated this position as a hedge. The change in fair value of this instrument resulted in an unrealized after tax loss of $17,000 was recognized in other comprehensive income.

        New Accounting Standards

        In August 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations," which Comstock adopted effective January 1, 2003. This statement requires the Company to record a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, Comstock capitalized additional asset cost equal to the amount of the liability. Thereafter, each quarter, this liability is accreted up to the final cost.

        The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depletion, depreciation, and amortization, and (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $0.7 million, net of tax, as a cumulative effect of accounting change.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        The following table shows pro forma net income and basic and diluted earnings per share as if the Company had adopted SFAS 143 as of January 1, 2002:

                                                            Three Months Ended
                                                                March 31,
                                                            2003       2002
                                                          ---------  ----------
                                                        (in thousands, except per share amounts)
As Reported:
   Net income (loss) attributable to common stock....      $20,832     ($5,424)
   Basic net income (loss) per common share..........        $0.72      ($0.19)
   Diluted net income (loss) per common share........        $0.62
Pro Forma:
   Net income (loss) attributable to common stock....      $20,157     ($4,543)
   Basic net income (loss) per common share..........        $0.70      ($0.16)
   Diluted net income (loss) per common share........        $0.60

        Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of March 31, 2003, Comstock had $1.4 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated liability from the amount recorded upon adoption of SFAS 143 on January 1, 2003 though March 31, 2003:

                                                         (In thousands)
Future abandonment liability on January 1, 2003.........     $  15,201
   Accretion expense....................................           184
   Additional liabilities incurred......................            51
                                                             ---------
Future abandonment liability on March 31, 2003..........     $  15,436
                                                             =========

        In June 2002, the FASB issued Statement of Financial Accounting Standards 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). This statement establishes accounting and reporting standards that are effective for exit or disposal activities beginning after December 31, 2002 which require that a liability be recognized for an exit or disposal activity when that liability is incurred. The adoption of SFAS 146 had no effect on Comstock’s financial statements.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        In January 2003, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others” (“Fin 45”). FIN 45 requires an entity to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. Certain guarantees are excluded from the measurement and disclosure provisions while certain other guarantees are excluded from the measurement provisions of the interpretation. The adoption of the statement on January 1, 2003 had no effect on Comstock’s financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. Comstock is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on the Comtock’s financial statements when adopted.

(2) LONG-TERM DEBT —

        As of March 31, 2003, Comstock’s long-term debt was comprised of the following:

                                             (In thousands)
        Revolving Bank Credit Facility......   $ 131,000
        11 1/4% Senior Notes due 2007.......     220,000
        Other...............................          67
                                              ----------
                                                 351,067
        Less current portion................         (65)
                                              ----------
                                              $  351,002
                                              ==========

        Comstock’s bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base at March 31, 2003 was $240.0 million and was increased to $260.0 million on May 13, 2003. The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock’s assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock’s ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months ended March 31, 2003.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        Comstock issued $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) on April 29, 1999. Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. The Notes are unsecured obligations of Comstock. Comstock repurchased $5.0 million of the Notes in July 2001. The Notes can be redeemed beginning on May 1, 2004. On March 7, 2002, Comstock closed on a private placement of $75.0 million of the Notes at a net price of 97.25% after placements agents’ discount. As a result of this transaction, $220.0 million of the aggregate principal amount of the Notes are outstanding. The net proceeds of the $75.0 million Note placement were used to reduce amounts outstanding under the bank credit facility.

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

(4)     CONVERTIBLE PREFERRED STOCK —

        On March 31, 2003, Comstock had 1,757,310 shares of convertible preferred stock (the “Series 1999 Preferred Stock”) outstanding. The Series 1999 Preferred Stock accrues dividends at an annual rate of 9% which are payable quarterly in cash or Comstock has the option to issue shares of common stock. Each share of the Series 1999 Preferred Stock is convertible, at the option of the holder, into 2.5 shares of common stock. On May 1, 2005 and on each May 1, thereafter, so long as any shares of the Series 1999 Preferred Stock are outstanding, Comstock is obligated to redeem an amount of shares of the Series 1999 Preferred Stock equal to one-third of the shares of the Series 1999 Preferred Stock outstanding on May 1, 2005 at $10.00 per share plus accrued and unpaid dividends. The mandatory redemption amounts of the Series 1999 Preferred Stock total $5.9 million per year for each of the years ended December 31, 2005, 2006 and 2007. The mandatory redemption price may be paid either in cash or in shares of common stock, at the option of Comtock. Comstock has the option to redeem the shares of Series 1999 Preferred Stock upon payment to the holders of the Series 1999 Preferred Stock at a specified rate of return on the initial purchase. Upon a change of control of Comstock, the holders of the Series 1999 Preferred Stock have the right to require Comstock to purchase all or a portion of the Series 1999 Preferred Stock for cash. Due to the change of control provision, the Series 1999 Preferred Stock had been classified as temporary equity as of December 31, 2002. On March 19, 2003, the terms of the Series 1999 Preferred Stock were modified to allow the payment of the redemption after a change of control in shares of common stock at Comstock’s option. The holders of the Series 1999 Preferred Stock similarly have the right to require Comstock to satisfy the redemption obligation with shares of common stock. Accordingly, the Series 1999 Preferred Stock was reclassified as part of the stockholders’ equity on March 31, 2003.

        On April 30, 2003, the holders of 1,200,000 shares of Series A 1999 Preferred Stock converted their preferred shares into 3,000,000 shares of common stock. This conversion of $12 million of the Series A 1999 Preferred Stock to common stock will reduce Comstock’s annual preferred stock dividend requirement by $1.1 million. As of April 30, 2003, stockholders’ equity consists of 32,004,561 shares of common stock and 557,310 shares of the remaining Series A 1999 Preferred Stock which are convertible into 1,393,275 shares of common stock.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors of Comstock Resources, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of March 31, 2003 and the related condensed consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of the year then ended (not presented herein); and in our report dated March 19, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

         (signed)   KPMG LLP

Dallas, Texas
May 7, 2003

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

        This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2002.

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

                                                    Three Months Ended
                                                         March 31,
                                                      2003       2002
                                                    --------   --------
    Net Production Data:
      Oil (Mbbls) ...............................       415    $   341
      Natural gas (MMcf) ........................     8,346      8,222
      Natural gas equivalent (Mmcfe) ............    10,838     10,267
    Average Sales Price:
      Oil (per Bbl) .............................   $ 33.75    $ 20.68
      Natural gas (per Mcf) .....................      6.54       2.36
      Average equivalent price (per Mcfe) .......      6.33       2.58
    Expenses ($ per Mcfe):
      Oil and gas operating(1) ..................   $  1.05    $  0.79
      General and administrative ................      0.14       0.09
      Depreciation, depletion and amortization(2)      1.35       1.28
    Cash Margin ($ per Mcfe)(3) .................   $  5.14    $  1.70
_________

(1)Includes lease operating costs and production and ad valorem taxes.
(2)Represents depreciation, depletion and amortization of oil and gas properties only.
(3)Represents  average  equivalent  price  per Mcfe  less  oil an gas  operating expenses per Mcfe and general and administrative expenses per Mcfe.

      Revenues —

        Our oil and gas sales increased $42.1 million (159%) in the first quarter of 2003, to $68.6 million from $26.5 million in 2002‘s first quarter. Oil and gas sales in the first quarter of 2003 were the highest of any quarter in Comstock’s history. The increase in sales was attributable to significantly higher crude oil and natural gas prices that we received in the first quarter of 2003 as well as an increase in our production. Our average crude oil price was 63% higher and our average natural gas price increased by 176% in the first quarter of 2003 as compared to 2002. Production in the first quarter of 2003 increased 10% over production in the fourth quarter of 2002 and 6% over production in the first quarter of 2002.

        Oil and gas operating expenses, including production taxes, increased $3.3 million (40%) to $11.4 million in the first quarter of 2003 from $8.1 million in the first quarter of 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.26 to $1.05 in the first quarter of 2003 from $0.79 in the first quarter of 2002. The increase in our operating expenses was primarily due to higher production taxes and higher ad valorem taxes that resulted from the significantly higher crude oil and natural gas prices.

        In the first quarter of 2003, we had a $1.6 million provision for exploration expense as compared to exploration expense of $2.0 million in 2002‘s first quarter. The provision in the first quarter of 2003 primarily relates to the writeoff of an exploratory dry hole well drilled in South Texas combined with expenditures relating to the acquisition of seismic data made during the first quarter.

        Depreciation, depletion and amortization (“DD&A”) increased $1.7 million (13%) to $15.2 million in the first quarter of 2003 from $13.5 million in the first quarter of 2002 due to the 6% increase in oil and natural gas production and an increase in our DD&A rate. DD&A per equivalent Mcf produced increased by $0.07 to $1.35 for the three months ended March 31, 2003 from $1.28 for the three months ended March 31, 2002.

        General and administrative expenses, which are reported net of overhead reimbursements, of $1.5 million for the first quarter of 2003 were 64% higher than general and administrative expenses of $930,000 for the first quarter of 2002 due primarily to the opening of an offshore operations office in Houston, Texas in the first quarter of 2003 as well as increased personnel costs in 2003.

        Interest expense increased $0.5 million (7%) to $7.3 million for the first quarter of 2003 from $6.8 million for the first quarter of 2002. The increase is attributable to the issuance of an additional $75.0 million of our 11¼% Senior Notes on March 7, 2002 which was partially offset by a reduction in amounts outstanding under our bank credit facility and a decrease in the weighted average interest rate under the credit facility. The average outstanding balance under our bank credit facility decreased to $149.3 million in the first quarter of 2003 as compared to $200.1 million in the first quarter of 2002. The weighted average annual interest rate for borrowings under our bank credit facility decreased to 3.2% for the first quarter of 2003 as compared to 4.1% for the same period in 2002.

        Comstock reported net income of $20.8 million for the three months ended March 31, 2003, as compared to net loss from continuing operations of $5.4 million for the three months ended March 31, 2002. Net income per share for the first quarter was $0.62 on diluted weighted average shares outstanding of 34.5 million as compared to a net loss per share from continuing operations of $0.16 for the first quarter of 2002 on weighted average shares outstanding of 28.6 million. Net income in 2003 included $675,000 in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties.

        In 2002, we sold certain marginal oil and gas properties. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the expected loss on disposal.

Critical Accounting Policies

        The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. There have been no material changes to our accounting policies during the three months ended March 31, 2003 with the exception of the adoption of SFAS 143 as discussed in Note 1 to the accompanying financial statements.

Liquidity and Capital Resources

        Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2003, our net cash flow provided by operating activities totaled $32.3 million and our working capital accounts increased by $15.6 million. Our other primary funding source in the first quarter of 2003 was borrowings of $8.0 million under our bank credit facility.

        Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first quarter of 2003, we incurred capital expenditures of $16.5 million for development and exploration activities. We also repaid $23.0 million of borrowings under our bank credit facility.

        The following table summarizes our capital expenditure activity for the three months ended March 31, 2003 and 2002:

                                                Three Months Ended
                                                    March 31,
                                                 2003      2002
                                                -------   -------
                                                 (In thousands)
               Leasehold costs ...............  $ 1,209   $ 2,034
               Development drilling ..........    2,917     5,649
               Exploratory drilling ..........   10,723     6,634
               Offshore production facilities.      147       620
               Workovers and recompletions ...    1,275       777
               Other .........................      184         7
                                                -------   -------
                                                $16,455   $15,721
                                                =======   =======

        The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $16.3 million and $15.7 million on development and exploration activities in the three months ended March 31, 2003 and 2002, respectively. We have budgeted approximately $100.0 million for development and exploration projects in 2003. We expect to use internally generated cash flow to fund development and exploration activity.

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

        On December 17, 2001, we entered into a new three year $350.0 million revolving credit facility with Toronto Dominion (Texas), Inc. as administrative agent. Indebtedness under the new bank credit facility is secured by substantially all of our assets. The revolving credit line is subject to borrowing base availability, which will be redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and gas properties. The current borrowing base is $260.0 million. The borrowing base may be affected by the performance of our properties and changes in oil and gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The revolving credit line bears interest, based on the utilization of the borrowing base, at our option at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The bank credit facility matures on January 2, 2005 and contains covenants that, among other things, restrict our ability to pay cash dividends, limit the amount of our consolidated debt and limit our ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio.

        On March 7, 2002, we closed the sale in a private placement of $75.0 million of our 11¼% Senior Notes due 2007 (the “Notes”) at a net price of 97.25% after the placements agents’ discount. As a result of this transaction, $220.0 million of aggregate principal amount of the Notes are outstanding. The net proceeds of the $75.0 million placement were used to reduce amounts outstanding under our bank credit facility.

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

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Oil and Natural Gas Prices

        Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2003, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $8.0 million.

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

        The following table sets out the derivative financial instruments outstanding at March 31, 2003 which are held for natural gas price risk management:

                                       Volume         Type          Floor
Period Beginning    Period Ending      (MMBtu)     of Instrument    Price
----------------  -----------------  -----------  --------------- ---------
 April 1, 2003    December 31, 2003   1,688,000       Floor         $2.00

      Interest Rates

        At March 31, 2003, we had long-term debt of $351.0 million. Of this amount, $220.0 million bears interest at a fixed rate of 11¼%. We had $131.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In December 2002, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on January 2003 and expiring in December 2003. As a result of this interest rate swap, we realized a loss of $14,000 in the first quarter of 2003. The fair value of this interest rate derivative financial instrument was a liability of $83,000 at March 31, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    10.5* Amendment No. 4 dated May 13, 2003 to the Credit Agreement, dated as of December 17, 2001, by and among Comstock, as borrower, each lender from time to time party thereto, Toronto Dominion (Texas), Inc., as administrative agent, and Toronto- Dominion Bank, as Issuing Bank.

    15.1* Awareness Letter of KPMG LLP.

    99.1* Certification for the Chief Executive Officer as required by Section
          906 of the Sarbanes-Oxley Act of 2002.

    99.2* Certification for the Chief Financial Officer as required by Section
          906 of the Sarbanes-Oxley Act of 2002.
____________
* Filed herewith

b. Reports on Form 8-K

   Form 8-K Reports filed subsequent to December 31, 2002 are as follows:

      Date            Item                Description
-----------------  ----------  -------------------------------------------------
February 18, 2003       5      Restatement of financial statements for fiscal
                                   years 1998 through 2001.

March 21, 2003       5 (11)    Notice of trading blackout period pursuant to
                                   Regulation BTR.

May 7, 2003         7 and 9    Earnings release for the quarter ended March 31,
                                    2003.
May 13, 2003         5 (11)    Notice of change in trading blackout period
                                    pursuant to Regulation BTR.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date:	May 14, 2003	/s/M.JAY ALLISON —————————— M. Jay Allison, President and (Principal Executive Officer

Date:	May 14, 2003	/s/ROLAND O. BURNS ————————————— Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

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

    4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

c)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:/s/M.JAY ALLISON —————————— M. Jay Allison, President and Chief Executive Officer

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

    4.        The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

c)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

    6.        The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	By:/s/ROLAND O. BURNS ————————————— Roland O. Burns, Sr. Vice President and Chief Financial Officer