Form 10-Q
period 2003-06-30
COMSTOCK RESOURCES INC
filed 2003-08-12
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2003

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

     The number of shares outstanding of the registrant’s common stock, par value, $.50, as of August 11, 2003 was 33,460,236.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2003

INDEX

PART I. Financial Information	Page

Item 1. Financial Statements:
Consolidated Balance Sheets -
June 30, 2003 and December 31, 2002	4
Consolidated Statements of Operations -
Three Months and Six Months ended June 30, 2003 and 2002	5
Consolidated Statement of Stockholders' Equity -
Six Months ended June 30, 2003	6
Consolidated Statements of Cash Flows -
Six Months ended June 30, 2003 and 2002	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	16

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

Item 4. Controls and Procedures	21

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)

Cash and Cash Equivalents	$738	$1,682
Accounts Receivable:
Oil and gas sales	41,385	30,135
Joint interest operations	5,546	5,407
Other Current Assets	3,891	2,678

Total current assets	51,560	39,902
Property and Equipment:
Unevaluated oil and gas properties	17,509	14,880
Oil and gas properties, successful efforts method	997,844	961,562
Other	3,697	2,570
Accumulated depreciation, depletion and amortization	(340,657)	(314,804)

Net property and equipment	678,393	664,208
Derivatives	--	3
Other Assets	6,559	6,940

	$736,512	$711,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt	$1,272	$270
Accounts Payable and Accrued Expenses	45,557	49,470
Derivatives	70	57

Total current liabilities	46,899	49,797
Long-Term Debt, less current portion	336,002	366,002
Deferred Taxes Payable	72,974	52,577
Reserve for Future Abandonment Costs	15,554	16,677
Convertible Preferred Stock	--	17,573
Stockholders' Equity:
Common stock--$0.50 par, 50,000,000 shares authorized,
33,458,236 and 28,919,561 shares outstanding at
June 30, 2003 and December 31, 2002, respectively	16,729	14,460
Additional paid-in capital	153,307	133,828
Retained earnings	96,460	61,663
Deferred compensation-restricted stock grants	(1,368)	(1,487)
Accumulated other comprehensive loss	(45)	(37)

Total stockholders' equity	265,083	208,427

	$736,512	$711,053

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)

Oil and gas sales	$57,161	$38,004	$125,737	$64,494
Operating expenses:
Oil and gas operating	10,531	8,467	21,896	16,582
Exploration	505	1,028	2,141	2,981
Depreciation, depletion and amortization	15,117	14,057	30,304	27,515
General and administrative, net	1,947	1,077	3,475	2,007

Total operating expenses	28,100	24,629	57,816	49,085

Income from operations	29,061	13,375	67,921	15,409
Other income (expenses):
Interest income	23	10	43	19
Interest expense	(7,370)	(7,702)	(14,678)	(14,512)
Loss from derivatives	--	(204)	(3)	(2,168)
Other income	44	69	94	180

	(7,303)	(7,827)	(14,544)	(16,481)

Income (loss) from continuing operations
before income taxes	21,758	5,548	53,377	(1,072)
Provision for income taxes	(7,615)	(1,942)	(18,682)	375

Net income (loss) from continuing operations	14,143	3,606	34,695	(697)

Discontinued operations including loss on
disposal, net of income taxes	--	(403)	--	(1,129)
Cumulative effect of change in accounting principle	--	--	675	--

Net income (loss)	14,143	3,203	35,370	(1,826)
Preferred stock dividends	(178)	(400)	(573)	(795)

Net income (loss) attributable to common stock	$13,965	$2,803	$34,797	$(2,621)

Basic net income (loss) per share:
From continuing operations	$0.44	$0.11	$1.13	$(0.05)
Discontinued operations	--	(0.01)	--	(0.04)
Cumulative effect of change in accounting principle	--	--	0.02	--

	$0.44	$0.10	$1.15	$(0.09)

Diluted net income (loss) per share:
From continuing operations	$0.40	$0.11	$1.00
Discontinued operations	--	(0.02)	--
Cumulative effect of change in accounting principle	--	--	0.02

	$0.40	$0.09	$1.02

Weighted average common and common stock
equivalent shares outstanding:
Basic	31,473	28,776	30,205	28,678

Diluted	35,010	34,042	34,719

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2003
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation- Restricted Stock Grants	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at December 31, 2002	$14,460	$133,828	$61,663	$(1,487)	$(37)	$208,427
Restricted stock grants	--	--	--	119	--	119
Value of warrants issued for
exploration prospects, net of taxes	--	3,253	--	--	--	3,253
Exercise of stock options	72	850	--	--	--	922
Conversion of preferred stock	2,197	15,376	--	--	--	17,573
Preferred stock dividends	--	--	(573)	--	--	(573)
Net income	--	--	35,370	--	--	35,370
Unrealized hedge loss	--	--	--	--	(8)	(8)

Comprehensive income						35,362

Balance at June 30, 2003	$16,729	$153,307	$96,460	$(1,368)	$(45)	$265,083

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,370	$(1,826)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Compensation paid in common stock	119	118
Dry hole costs	1,526	2,981
Depreciation, depletion and amortization	30,304	27,515
Deferred income taxes	18,682	(375)
Unrealized losses from derivatives	--	2,499
Non-cash effect of discontinued operations, net	--	1,467
Cumulative effect of change in accounting principle	(675)	--

	85,326	32,379

(Increase) decrease in accounts receivable	(11,389)	747
Increase in other current assets	(1,213)	(2,691)
Decrease in accounts payable and accrued expenses	(3,913)	(9,626)

Net cash provided by operating activities	68,811	20,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties	--	300
Capital expenditures and acquisitions	(40,712)	(36,145)

Net cash used for operating activities	(40,712)	(35,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	16,402	20,736
Proceeds from issuance of senior notes	--	75,000
Debt issuance costs	--	(2,217)
Proceeds from issuance of common stock	528	981
Principal payments on debt	(45,400)	(83,524)
Dividends paid on preferred stock	(573)	(795)

Net cash provided by (used for) financing activities	(29,043)	10,181

Net decrease in cash and cash equivalents	(944)	(4,855)
Cash and cash equivalents, beginning of period	1,682	6,122

Cash and cash equivalents, end of period	$738	$1,267

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES —

         Basis of Presentation

        In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of June 30, 2003 and the related results of operations for the three months and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.

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

        The results of operations for the three months and six months ended June 30, 2003 are not necessarily an indication of the results expected for the full year.

         Supplementary Information With Respect to the Consolidated Statements of Cash Flows —

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash Payments -
Interest Payments	$14,877	$13,436
Income tax payments	--	--
Noncash Investing and Financing Activities -
Value of warrants issued
under exploration agreement	$5,004	$327

         Income Taxes

        Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

         Earnings Per Share

        Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Due to the net loss for the six months ended June 30, 2002, common stock equivalents and convertible securities are anti-dilutive. Therefore basic and diluted loss per share for the six months ended June 30, 2002 are the same. Basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 were determined as follows:

	Three Months Ended June 30,
	2003			2002
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
	(In thousands except per share data)
Basic Earnings Per Share:
Income from Continuing Operations	$14,143	31,473		$3,606	28,776
Less Preferred Stock Dividends	(178)	--		(400)	--

Net Income from Continuing Operations
Available to Common Stockholders	13,965	31,473	$0.44	3,206	28,776	$0.11

Loss from Discontinued Operations	--	31,473	--	(403)	28,776	(0.01)

Net Income (Loss) Available to Common
Stockholders	$13,965	31,473	$0.44	$2,803	28,776	$0.10

Diluted Earnings Per Share:
Income from Continuing Operations	$14,143	31,473		$3,606	28,776
Effect of Dilutive Securities:
Stock Options	--	1,591		--	873
Convertible Preferred Stock	--	1,946		--	4,393

Net Income from Continuing Operations
Available to Common Stockholders
With Assumed Conversions	14,143	35,010	$0.40	3,606	34,042	$0.11

Loss from Discontinued Operations	--	35,010	--	(403)	34,042	(0.02)

Net Income Available to Common
Stockholders	$14,143	35,010	$0.40	$3,203	34,042	$0.09

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Six Months Ended June 30,
	2003			2002
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
	(In thousands except per share data)
Basic Earnings Per Share:
Income from Continuing Operations	$34,695	30,205		$(697)	28,678
Less Preferred Stock Dividends	(573)	--		(795)	--

Net Income from Continuing Operations
Available to Common Stockholders	34,122	30,205	$1.13	(1,492)	28,678	$(0.05)

Loss from Discontinued Operations	--	30,205	--	(1,129)	28,678	(0.04)

Cumulative effect of change in accounting principle	675	30,205	0.02	--	28,678	--

Net Income (Loss) Available to Common
Stockholders	$34,797	30,205	$1.15	$(2,621)	28,678	$(0.09)

Diluted Earnings Per Share:
Income from Continuing Operations	$34,695	30,205
Effect of Dilutive Securities:
Stock Options	--	1,351
Convertible Preferred Stock	--	3,163

Net Income from Continuing Operations
Available to Common Stockholders
With Assumed Conversions	34,695	34,719	$1.00

Cumulative effect of change in accounting principle	675	34,719	0.02

Net Income Available to Common
Stockholders	$35,370	34,719	$1.02

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss), as reported	$13,965	$2,803	$34,797	$(2,621)
Add stock-based employee compensation expense
included in reported net income, net of tax	38	38	77	77
Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(450)	(358)	(935)	(645)

Pro forma net income	$13,553	$2,483	$33,939	$(3,189)

Basic earnings per share: As Reported	$0.44	$0.10	$1.15	$(0.09)
Pro Forma	$0.43	$0.09	$1.12	$(0.11)
Diluted earnings per share: As Reported	$0.40	$0.09	$1.02
Pro Forma	$0.39	$0.08	$0.99

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

        The following table sets out the derivative financial instruments outstanding at June 30, 2003 which are held for natural gas price risk management:

Period Beginning	Period Ending	Volume (MMBtu)	Type of Instrument	Floor Price
July 1, 2003	December 31, 2003	1,125,000	Floor	$2.00

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transaction for interest rates, Comstock has realized the following losses which were included in interest expense:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Realized Losses	$36	$218

        As of June 30, 2003, Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt which fixed the LIBOR rate at 1.7% for the period January 2003 through December 2003. Comstock has designated this position as a hedge. The change in fair value of this instrument resulted in an unrealized after tax loss of $8,000, which was recognized in other comprehensive income.

         New Accounting Standards

        In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” which Comstock adopted effective January 1, 2003. This statement requires the Company to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation. Also, upon initial recognition of the liability, Comstock capitalized additional asset cost equal to the amount of the liability. Thereafter, each quarter, this liability is accreted up to the final cost.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002
	(In thousands, except per share amounts)

As Reported:
Net income (loss) attributable to common stock	$2,803	($2,621)
Basic net income (loss) per common share	$0.10	($0.09)
Diluted net income (loss) per common share	$0.09
Pro Forma:
Net income (loss) attributable to common stock	$2,813	($1,618)
Basic net income (loss) per common share	$0.10	($0.06)
Diluted net income (loss) per common share	$0.09

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

        Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of June 30, 2003, Comstock had $1.4 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other Assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated liability from the amount recorded upon adoption of SFAS 143 on January 1, 2003 through June 30, 2003:

(In thousands)
Future abandonment liability on January 1, 2003	$15,201
Accretion expense	370
Reduction in liability	(17)

Future abandonment liability on June 30, 2003	$15,554

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(2) LONG-TERM DEBT —

        As of June 30, 2003, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$116,000
11 1/4% Senior Notes due 2007	220,000
Other	1,274

337,274
Less current portion	1,272

$336,002

        Comstock’s bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base at June 30, 2003 was $260.0 million. The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock’s assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock’s ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months ended June 30, 2003.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(4)     CONVERTIBLE PREFERRED STOCK —

        On December 31, 2002, Comstock had 1,757,310 shares of convertible preferred stock (the “Series 1999 Preferred Stock”) outstanding. The Series 1999 Preferred Stock accrued dividends at an annual rate of 9% which were payable quarterly in cash or Comstock had the option to issue shares of common stock. Each share of the Series 1999 Preferred Stock was convertible, at the option of the holder, into 2.5 shares of common stock. In April and June of 2003, the holders of the Series A 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of common stock. This conversion reduced Comstock’s annual preferred stock dividend requirement by $1.6 million and increased common stockholders’ equity by $17.6 million.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors of Comstock Resources, Inc:

        We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of June 30, 2003, and the related consolidated statements of operations for the three-month and six-month periods then ended and stockholders’ equity and cash flow for the six-month period then ended. These financial statements are the responsibility of the Company’s management. The consolidated balance sheet of Comstock Resources, Inc. for the year ended December 31, 2003, was audited by other accountants whose report (dated March 19, 2003) stated that the balance sheet was presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States. The related consolidated statements of operations of Comstock Resources, Inc. as of June 30, 2002, for the three-month and six-month periods then ended were reviewed by other accountants whose report (dated August 6, 2002) stated that they were unaware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

        We have conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 2003, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

Dallas, Texas
August 7, 2003

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
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

Results of Operations

        The following table reflects certain summary operating data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Production Data:
Oil (Mbbls)	381	335	797	676
Natural gas (MMcf)	8,486	8,534	16,832	16,756
Natural gas equivalent (Mmcfe)	10,774	10,543	21,611	20,812
Average Sales Price:
Oil (per Bbl)	$28.83	$24.96	$31.39	$22.80
Natural gas (per Mcf)	5.44	3.47	5.98	2.93
Average equivalent price (per Mcfe)	5.31	3.60	5.82	3.10
Expenses ($ per Mcfe):
Oil and gas operating(1)	$0.98	$0.80	$1.01	$0.80
General and administrative	0.32	0.10	0.23	0.10
Depreciation, depletion and amortization(2)	1.35	1.30	1.35	1.29
Cash Margin ($ per Mcfe)(3)	$4.01	$2.70	$4.58	$2.20
________________________
(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

(3)	Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe. Cash margin per Mcfe is presented because management believes it to be useful to investors in analyzing our operations.

Revenues —

        Our oil and gas sales increased $19.2 million (50%) in the second quarter of 2003 to $57.2 million, from $38.0 million in 2002’s second quarter due significantly higher crude oil and natural gas prices. Our average natural gas price increased by 57% and our average crude oil price increased by 16% in the second quarter of 2003 as compared to 2002. Production in the second quarter of 2003 increased by 2% over production in the second quarter of 2002. For the first half of 2003, our oil and gas sales increased $61.2 million (95%) to $125.7 million from $64.5 million for the six months ended June 30, 2002. The increase is primarily attributable to 104% higher realized natural gas prices and the 38% higher realized crude oil prices in 2003 as compared to 2002. In the first six months of 2003, production on an equivalent basis, increased by 4% from the same period in 2002.

Costs and Expenses —

        Our oil and gas operating expenses, including production taxes, increased $2.1 million (24%) to $10.5 million in the second quarter of 2003 from $8.5 million in the second quarter of 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.18 to $0.98 in the second quarter of 2003 from $0.80 in the second quarter of 2002. The increase in operating expenses is primarily related to higher production and ad valorem taxes resulting from the significantly higher oil and gas prices in 2003. Oil and gas operating costs for the six months ended June 30, 2003 increased $5.3 million (32%) to $21.9 million from $16.6 million for the six months ended June 30, 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.21 to $1.01 for six months ended June 30, 2003 from $0.80 for the same period in 2002. The increase is also primarily due to higher production and ad valorem taxes as a result of the significantly higher oil and gas prices in 2003.

        In the second quarter of 2003, we had a $0.5 million provision for exploration expense as compared to a $1.0 million in 2002’s second quarter. The provision in the second quarter of 2003 primarily relates to an exploratory dry hole drilled in North Louisiana. For the six months ended June 30, 2003 we had a provision for exploration expense totaling $2.1 million as compared to $3.0 million in the same period in 2002. The 2003 provision primarily related to two exploratory dry holes combined with expenditures relating to the acquisition of seismic data in 2003.

        Depreciation, depletion and amortization (“DD&A”) increased $1.1 million (8%) to $15.1 million in the second quarter of 2003 from $14.1 million in the second quarter of 2002 due to the 2% increase in our production and a 5% increase in our average amortization rate. DD&A per equivalent Mcf produced increased by $0.05 to $1.35 for the three months ended June 30, 2003 from $1.30 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, DD&A increased $2.8 million (10%) to $30.3 million from $27.5 million for the six months ended June 30, 2002. The increase is due to the 4% increase in production and our higher average amortization rate. DD&A per equivalent Mcf increased by $0.06 to $1.35 for the six months ended June 30, 2003 from $1.29 for the six months ended June 30, 2002.

        General and administrative expenses, which are reported net of overhead reimbursements, of $1.9 million for the second quarter of 2003 were 81% higher than general and administrative expenses of $1.1 million for the second quarter of 2002. For the first six months of 2003, general and administrative expenses increased to $3.5 million from $2.1 million for the six months ended June 30, 2002. The increases are due primarily to the opening of an offshore operations office in Houston, Texas as well as an increase in personnel costs in 2003.

        Interest expense decreased $0.3 million (4%) to $7.4 million for the second quarter of 2003 from $7.7 million in the second quarter of 2002. The decrease is due to a reduction in the average borrowings outstanding under our credit facility from $165.9 million in the first half of 2002 to $131.7 million in the first half of 2003. The average interest rate on the outstanding borrowings under the credit facility also decreased to 3.1% in the second quarter of 2003 as compared to 3.6% in the second quarter of 2002. These reductions were partially offset by the issuance of an additional $75.0 million of our 11¼% Senior Notes on March 7, 2002. Interest expense for the six months ended June 30, 2003 increased $0.2 million (1%) to $14.7 million from $14.5 million for the six months ended June 30, 2002. The increase is attributable to the issuance of the additional 11¼% Senior Notes in March 2002 which was partially offset by a decrease in interest related to our bank credit facility. Our average outstanding borrowings under the bank credit facility decreased to $140.4 million in the first half of 2003 as compared to $182.9 million in the same period in 2002. The average interest rate under the bank credit facilty also decreased to 3.1% in the first half of 2003 as compared to 3.9% in the first half of 2002.

        We reported net income from continuing operations of $14.0 million for the three months ended June 30, 2003, as compared to net income from continuing operations of $3.2 million for the three months ended June 30, 2002. Net income per share for the second quarter of 2003 was $0.40 on weighted average diluted shares outstanding of 35.0 million as compared to $0.11 for the second quarter of 2002 on weighted average diluted shares outstanding of

34.0 million. Net income for the six months ended June 30, 2003 was $34.8 million, as compared to a net loss of $1.5 million for the six months ended June 30, 2002. Net income per common share for the six months ended June 30, 2003 was $1.02 as compared to a net loss of $0.05 for the six months ended June 30, 2002.

        Net income for the six months ended June 30, 2003 included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties.

        In 2002, we sold certain marginal oil and gas properties. The operating results of these properties have been reflected as discontinued operations in the consolidated financial statements including the expected loss on disposal.

         Critical Accounting Policies

        The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. There have been no material changes to our accounting policies during the six months ended June 30, 2003 with the exception of the adoption of SFAS 143 as discussed in Note 1 to the accompanying financial statements.

         Liquidity and Capital Resources

        Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2003, our net cash flow provided by operating activities totaled $68.8 million and our working capital accounts increased by $16.5 million.

        Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first half of 2003, we incurred capital expenditures of $40.7 million for development and exploration activities. We also reduced the amount outstanding under our bank credit facility by $30.0 million.

        The following table summarizes our capital expenditure activity for the six months ended June 30, 2003 and 2002:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Leasehold costs	$3,739	$3,968
Development drilling	8,364	11,504
Exploratory drilling	21,151	15,510
Offshore production facilities	1,990	2,323
Workovers and recompletions	3,941	2,745
Other	1,527	95

	$40,712	$36,145

        The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $39.2 million and $36.1 million on development and exploration activities in the six months ended June 30, 2003 and 2002, respectively. We have budgeted approximately $100.0 million for development and exploration projects in 2003. We expect to use internally generated cash flow to fund development and exploration activity.

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

        In April and June 2003, our holders of the Series A 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of our common stock. This conversion reduced our annual preferred stock dividend requirement by $1.6 million and increased our common stockholders’ equity by $17.6 million.

        We believe that our cash flow from operations and our available borrowings under the new bank credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Oil and Natural Gas Prices

        Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the six months ended June 30, 2003, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $16.2 million.

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

        The following table sets out the derivative financial instruments outstanding at June 30, 2003 which are held for natural gas price risk management:

Period Beginning	Period Ending	Volume (MMBtu)	Type of Instrument	Floor Price
July 1, 2003	December 31, 2003	1,125,000	Floor	$2.00

         Interest Rates

        At June 30, 2003, we had long-term debt of $336.0 million. Of this amount, $220.0 million bears interest at a fixed rate of 11¼%. We had $116.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In December 2002, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on January 2003 and expiring in December 2003. As a result of this interest rate swap, we realized a loss of $36,000 in the first six months of 2003. The fair value of this interest rate derivative financial instrument was a liability of $70,000 at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information realized to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

        There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 19, 2003.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class C directors and such nominees were elected.

(c)	Out of a total 33,387,836 shares of the Company’s common stock and preferred stock outstanding and entitled to vote, 31,633,336 shares were present at the meeting in person or by proxy, representing approximately 95%. Matters voted upon at the meeting were as follows:

(i)	Two Class C Directors were reelected to Company’s board of directors. The vote tabulation was as follows:

Nominee	For	Withheld

Roland O. Burns	31,169,575	463,761
David K. Lockett	31,169,575	463,761

Other directors of the Company whose term of office as a director continued after the meeting are as follows:

Class A Director	Class B Directors
Cecil E. Martin	M. Jay Allison David W. Sledge

(ii)	The appointment of Ernst & Young LLP as the Company’s certified public accountants for 2003 was ratified by a vote of 31,633,336 shares for, no shares against and no shares abstaining. This ratification was not listed in the proxy statement but was voted on by the named proxies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
	15.1*	Awareness Letter of Ernst & Young LLP.
	31.1*	Section 302 Certification of the Chief Executive Officer.
	31.2*	Section 302 Certification of the Chief Financial Officer.
	32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
____	____
* Filed herewith

b.	Reports on Form 8-K

                                         Form 8-K Reports filed subsequent to March 31, 2003 are as follows:

Date	Item	Description
May 7, 2003	7 and 9	Earnings release for the quarter ended March 31, 2003.
May 13, 2003	5 (11)	Notice of change in trading blackout period pursuant to Regulation BTR
August 7, 2003	5 (12)	Earnings release for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

/s/M. JAY ALLISON

Date	August 11, 2003	M. Jay Allison, Chairman, President and Chief Executive Officer (Principle Executive Officer)

/s/ROLAND O. BURNS

Date	August 11, 2003	Roland O, Burns, Senior Vice President Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)