Form 10-Q
period 2003-09-30
COMSTOCK RESOURCES INC
filed 2003-11-10
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
    THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2003

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

     The number of shares outstanding of the registrant's common stock, par value $.50, as of November 10, 2003 was 33,669,561.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2003

INDEX

PART I. Financial Information	Page

Item 1. Financial Statements:
Consolidated Balance Sheets -
September 30, 2003 and December 31, 2002	4
Consolidated Statements of Operations -
Three Months and Nine Months ended September 30, 2003 and 2002	5
Consolidated Statement of Stockholders' Equity -
Nine Months ended September 30, 2003	6
Consolidated Statements of Cash Flows -
Nine Months ended September 30, 2003 and 2002	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	16

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

Item 4. Controls and Procedures	21

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	22

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Cash and Cash Equivalents	$5,772	$1,682
Accounts Receivable:
Oil and gas sales	37,645	30,135
Joint interest operations	4,480	5,407
Other Current Assets	2,465	2,678

Total current assets	50,362	39,902
Property and Equipment:
Unevaluated oil and gas properties	17,834	14,880
Oil and gas properties, successful efforts method	1,017,917	961,562
Other	3,705	2,570
Accumulated depreciation, depletion and amortization	(355,632)	(314,804)

Net property and equipment	683,824	664,208
Derivatives	--	3
Other Assets	6,329	6,940

	$740,515	$711,053

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Portion of Long-Term Debt	$1,012	$270
Accounts Payable and Accrued Expenses	53,441	49,470
Derivatives	34	57

Total current liabilities	54,487	49,797
Long-Term Debt, less current portion	311,002	366,002
Deferred Taxes Payable	79,430	52,577
Reserve for Future Abandonment Costs	15,493	16,677
Convertible Preferred Stock	--	17,573
Stockholders' Equity:
Common stock--$0.50 par, 50,000,000 shares authorized,
33,667,561 and 28,919,561 shares outstanding at
September 30, 2003 and December 31, 2002, respectively	16,834	14,460
Additional paid-in capital	155,159	133,828
Retained earnings	109,380	61,663
Deferred compensation-restricted stock grants	(1,248)	(1,487)
Accumulated other comprehensive loss	(22)	(37)

Total stockholders' equity	280,103	208,427

	$740,515	$711,053

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Oil and gas sales	$56,866	$35,550	$182,603	$100,044
Operating expenses:
Oil and gas operating	11,812	7,944	33,708	24,526
Exploration	1,225	411	3,366	3,392
Depreciation, depletion and amortization	15,163	12,866	44,867	39,791
General and administrative, net	1,508	935	4,983	2,942

Total operating expenses	29,708	22,156	86,924	70,651

Income from operations	27,158	13,394	95,679	29,393
Other income (expenses):
Interest income	16	72	59	90
Interest expense	(7,370)	(8,205)	(22,648)	(23,307)
Loss from derivatives	--	(126)	(3)	(2,294)
Other income	73	56	167	237

	(7,281)	(8,203)	(22,425)	(25,274)

Income from continuing operations
before income taxes	19,877	5,191	73,254	4,119
Provision for income taxes	(6,957)	(1,817)	(25,639)	(1,442)

Net income from continuing operations	12,920	3,374	47,615	2,677

Discontinued operations including loss on
disposal, net of income taxes	--	57	--	(1,072)
Cumulative effect of change in accounting principle	--	--	675	--

Net income	12,920	3,431	48,290	1,605
Preferred stock dividends	--	(404)	(573)	(1,199)

Net income attributable to common stock	$12,920	$3,027	$47,717	$406

Basic net income per share:
From continuing operations	$0.38	$0.10	$1.50	$0.05
Discontinued operations	--	--	--	(0.04)
Cumulative effect of change in accounting principle	--	--	0.02	--

	$0.38	$0.10	$1.52	$0.01

Diluted net income per share:
From continuing operations	$0.36	$0.10	$1.36	0.05
Discontinued operations	--	--	--	(0.04)
Cumulative effect of change in accounting principle	--	--	0.02	--

	$0.36	$0.10	$1.38	0.01

Weighted average common and common stock
equivalent shares outstanding:
Basic	33,562	28,835	31,336	28,731

Diluted	35,398	33,755	34,964	29,433

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2003
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Deferred Compensation- Restricted Stock Grants	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at December 31, 2002	$14,460	$133,828	$61,663	$(1,487)	$(37)	$208,427
Restricted stock grants	--	--	--	239	--	239
Value of warrants issued for
exploration prospects, net of taxes	--	3,253	--	--	--	3,253
Exercise of stock options	177	2,702	--	--	--	2,879
Conversion of preferred stock	2,197	15,376	--	--	--	17,573
Preferred stock dividends	--	--	(573)	--	--	(573)
Comprehensive income:
Net income	--	--	48,290	--	--	48,290
Unrealized hedge income	--	--	--	--	15	15

Comprehensive income	--	--	--	--	--	48,305

Balance at September 30, 2003	$16,834	$155,159	$109,380	$(1,248)	$(22)	$280,103

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,290	$1,605
Adjustments to reconcile net income to net
cash provided by operating activities:
Compensation paid in common stock	239	178
Dry hole costs	2,248	3,392
Depreciation, depletion and amortization	44,867	39,791
Debt issuance costs amortization	900	920
Deferred income taxes	25,639	1,442
Unrealized gains from derivatives	--	(189)
Non-cash effect of discontinued operations, net	--	1,395
Cumulative effect of change in accounting principle	(675)	--

	121,508	48,534

Increase in accounts receivable	(6,583)	(563)
Decrease in other current assets	213	5,099
Increase in accounts payable and accrued expenses	3,971	1,147

Net cash provided by operating activities	119,109	54,217

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties	--	3,478
Capital expenditures and acquisitions	(62,159)	(57,784)

Net cash used for operating activities	(62,159)	(54,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	16,401	20,736
Proceeds from issuance of senior notes	--	75,000
Debt issuance costs	--	(2,262)
Proceeds from issuance of common stock	1,971	992
Principal payments on debt	(70,659)	(95,726)
Dividends paid on preferred stock	(573)	(1,199)

Net cash used for financing activities	(52,860)	(2,459)

Net increase (decrease) in cash and cash equivalents	4,090	(2,548)
Cash and cash equivalents, beginning of period	1,682	6,122

Cash and cash equivalents, end of period	$5,772	$3,574

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES —

      Basis of Presentation

      In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of September 30, 2003 and the related results of operations for the three months and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.

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

      The results of operations for the three months and nine months ended September 30, 2003 are not necessarily an indication of the results expected for the full year.

      Reclassifications

      Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

      Supplementary Information With Respect to the Consolidated Statements of Cash Flows —

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash Payments -
Interest payments	$15,815	$15,192
Income tax payments	--	--

Noncash Investing and Financing Activities -
Value of warrants issued
under exploration agreement	$5,004	$836

      Income Taxes

      Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

      Earnings Per Share

      Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002 were determined as follows:

	Three Months Ended September 30,
	2003			2002
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
	(In thousands except per share data)
Basic Earnings Per Share:
Income from Continuing Operations	$12,920	33,562		$3,374	28,835
Less Preferred Stock Dividends	--	--		(404)	--

Net Income from Continuing Operations
Available to Common Stockholders	12,920	33,562	$0.38	2,970	28,835	$0.10

Income from Discontinued Operations	--	33,562	--	57	28,835	--

Net Income Available to Common
Stockholders	$12,920	33,562	$0.38	$3,027	28,835	$0.10

Diluted Earnings Per Share:
Income from Continuing Operations	$12,920	33,562		$3,374	28,835
Effect of Dilutive Securities:
Stock Options	--	1,836		--	527
Convertible Preferred Stock	--	--		--	4,393

Net Income from Continuing Operations
Available to Common Stockholders
With Assumed Conversions	12,920	35,398	$0.36	3,374	33,755	$0.10

Income from Discontinued Operations	--	35,398	--	57	33,755	--

Net Income Available to Common
Stockholders	$12,920	35,398	$0.36	$3,431	33,755	$0.10

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Nine Months Ended September 30,
	2003			2002
	Income (loss)	Shares	Per Share	Income (loss)	Shares	Per Share
	(In thousands except per share data)
Basic Earnings Per Share:
Income from Continuing Operations	$47,615	31,336		$2,677	28,731
Less Preferred Stock Dividends	(573)	--		(1,199)	--

Net Income from Continuing Operations
Available to Common Stockholders	47,042	31,336	$1.50	1,478	28,731	$0.05

Loss from Discontinued Operations	--	31,336	--	(1,072)	28,731	(0.04)

Cumulative effect of change in accounting principle	675	31,336	$0.02	--	28,731	--

Net Income Available to Common
Stockholders	$47,717	31,336	$1.52	$406	28,731	$0.01

Diluted Earnings Per Share:
Income from Continuing Operations	$47,615	31,336		$2,677	28,731
Effect of Dilutive Securities:
Stock Options	--	1,531		--	702
Convertible Preferred Stock	--	2,097		(1,199)	--

Net Income from Continuing Operations
Available to Common Stockholders
With Assumed Conversions	47,615	34,964	$1.36	1,478	29,433	$0.05

Cumulative effect of change in accounting principle	675	34,964	0.02	(1,072)	29,433	(0.04)

Net Income Available to Common
Stockholders	$48,290	34,964	$1.38	$406	29,433	$0.01

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income, as reported	$12,920	$3,027	$47,717	$406

Add stock-based employee compensation expense
included in reported net income, net of tax	78	39	155	116
Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all rewards, net of tax	(463)	(211)	(1,360)	(818)

Pro forma net income (loss)	$12,535	$2,855	$46,512	$(296)

Basic earnings per share: As Reported	$0.38	$0.10	$1.52	$0.01
Pro Forma	$0.37	$0.10	$1.48	$(0.01)
Diluted earnings per share: As Reported	$0.36	$0.10	$1.38	$0.01
Pro Forma	$0.35	$0.10	$1.35	$(0.01)

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

      The following table sets out the derivative financial instrument outstanding at September 30, 2003 which is held for natural gas price risk management:

Period Beginning	Period Ending	Volume (MMBtu)	Type of Instrument	Floor Price
October 1, 2003	December 31, 2003	562,500	Floor	$2.00

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

      Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transaction for interest rates, Comstock has realized the following losses which were included in interest expense:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Realized Losses	$72	$218

      As of September 30, 2003, Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt which fixed the LIBOR rate at 1.7% for the period January 2003 through December 2003. Comstock has designated this position as a hedge. The change in fair value of this instrument resulted in unrealized after tax income of $15,000, which was recognized in other comprehensive income.

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

      The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depletion, depreciation and amortization, and (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $0.7 million, net of tax, as a cumulative effect of accounting change. The following table shows pro forma net income and basic and diluted earnings per share as if Comstock had adopted SFAS 143 as of January 1, 2002:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2002
	(In thousands, except per share amounts)
As Reported:
Net income attributable to common stock	$3,027	$406
Basic net income per common share	$0.10	$0.01
Diluted net income per common share	$0.10	$0.01
Pro Forma:
Net income attributable to common stock	$2,991	$1,311
Basic net income per common share	$0.10	$0.05
Diluted net income per common share	$0.10	$0.04

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

      Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of September 30, 2003, Comstock had $1.5 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other Assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated liability from the amount recorded upon adoption of SFAS 143 on January 1, 2003 through September 30, 2003:

(In thousands)

Future abandonment liability on January 1, 2003	$15,201
Accretion expense	558
Reduction in liability	(266)

Future abandonment liability on September 30, 2003	$15,493

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

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after September 15, 2003. Comstock is not the primary beneficiary of any variable interest entities, and accordingly, the adoption of FIN 46 is not expected to have a material effect on the Comtock’s financial statements when adopted.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

      Comstock has been made aware of an issue that has arisen in the industry regarding the application of certain provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) to companies in the extractive industries, including oil and gas exploration and production companies. The issue is whether the provisions of SFAS 141 and SFAS 142 require companies to classify costs associated with mineral rights, including both proved and unproved lease acquisition costs, as intangible assets on the balance sheet, apart from other capitalized oil and gas property costs. Historically, Comstock has included oil and gas lease acquisition costs as a component of oil and gas properties. Also under consideration is whether SFAS 142 requires companies to provide additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights. In the event it is determined that costs associated with mineral rights are required to be classified as intangible assets, a substantial portion of Comstock’s capitalized oil and gas property costs would be separately classified on our balance sheet as intangible assets. The reclassification of these amounts would not affect the method in which such costs are amortized or the manner in which Comstock assesses impairment of capitalized costs. As a result net income would not be affected by the reclassification if it were to occur.

(2)    LONG-TERM DEBT —

      As of September 30, 2003, Comstock’s long-term debt was comprised of the following:

(In thousands)

Revolving Bank Credit Facility	$91,000
11 1/4% Senior Notes due 2007	220,000
Other	1,014

312,014
Less current portion	(1,012)

$311,002

      Comstock’s bank credit facility consists of a $350.0 million three-year revolving credit commitment provided by a syndicate of banks for which Toronto Dominion (Texas), Inc. serves as administrative agent. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base at September 30, 2003 was $260.0 million. The revolving credit line bears interest, based on the utilization of the borrowing base, at the option of Comstock at either (i) LIBOR plus 1.5% to 2.375% or (ii) the base rate plus 0.5% to 1.375%. The facility matures on January 2, 2005. Indebtedness under the bank credit facility is secured by substantially all of Comstock’s assets. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt and limit Comstock’s ability to make certain loans and investments. Financial covenants include the maintenance of a current ratio, maintenance of tangible net worth and maintenance of an interest coverage ratio. Comstock was in compliance with all the covenants during the three months ended September 30, 2003.

      Comstock issued $150.0 million in aggregate principal amount of 11¼% Senior Notes due in 2007 (the “Notes”) on April 29, 1999. Interest on the Notes is payable semiannually on May 1 and November 1, commencing on November 1, 1999. The Notes are unsecured obligations of Comstock. Comstock repurchased $5.0 million of the Notes in July 2001. The Notes can be redeemed beginning on May 1, 2004. On March 7, 2002, Comstock closed on a private placement of an additional $75.0 million of the Notes at a net price of 97.25% after placements agents’ discount. As a result of this transaction, $220.0 million of the aggregate principal amount of the Notes are outstanding. The net proceeds of the $75.0 million Notes placement were used to reduce amounts outstanding under the bank credit facility.

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

(4)     CONVERTIBLE PREFERRED STOCK —

      On December 31, 2002, Comstock had 1,757,310 shares of convertible preferred stock (the “Series 1999 Preferred Stock”) outstanding. The Series 1999 Preferred Stock accrued dividends at an annual rate of 9% which were payable quarterly in cash or Comstock had the option to issue shares of common stock. Each share of the Series 1999 Preferred Stock was convertible, at the option of the holder, into 2.5 shares of common stock. In April and June of 2003, the holders of the Series 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of common stock. This conversion reduced Comstock’s annual preferred stock dividend requirement by $1.6 million and increased common stockholders’ equity by $17.6 million.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors of Comstock Resources, Inc:

      We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of September 30, 2003, and the related consolidated statements of operations for the three-month and nine-month periods then ended and stockholders’ equity and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company’s management. The consolidated balance sheet of Comstock Resources, Inc. for the year ended December 31, 2002, was audited by other accountants whose report (dated March 19, 2003) stated that the balance sheet was presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States. The related consolidated statements of operations of Comstock Resources, Inc. for the three-month and nine-month periods ended September 30, 2002, and the consolidated statement of cash flows for the nine months ended were reviewed by other accountants whose report (dated November 7, 2002) stated that they were unaware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 2003, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

                                                                                   /s/ Ernst & Young LLP

Dallas, Texas
November 5, 2003

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

Results of Operations

      The following table reflects certain summary operating data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net Production Data:
Oil (Mbbls)	377	296	1,174	972
Natural gas (MMcf)	9,080	8,297	25,912	25,053
Natural gas equivalent (Mmcfe)	11,343	10,071	32,954	30,884
Average Sales Price:
Oil (per Bbl)	$29.50	$27.30	$30.79	$24.16
Natural gas (per Mcf)	5.04	3.31	5.65	3.06
Average equivalent price (per Mcfe)	5.01	3.53	5.54	3.24
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.04	$0.79	$1.02	$0.79
General and administrative	0.13	0.09	0.15	0.10
Depreciation, depletion and amortization(2)	1.33	1.26	1.35	1.28
Cash Margin ($ per Mcfe)(3)	$3.84	$2.65	$4.37	$2.35
__________
(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
(3)	Represents average equivalent price per Mcfe less oil and gas operating expenses per Mcfe and general and administrative expenses per Mcfe. Cash margin per Mcfe is presented because management believes it to be useful to investors in analyzing our operations.

Revenues —

      Our oil and gas sales increased $21.3 million (60%) in the third quarter of 2003 to $56.9 million, from $35.6 million in 2002‘s third quarter due to higher natural gas and crude oil prices and increased oil and gas production. Our average realized natural gas price increased by 52% and our average realized crude oil price increased by 8% in the third quarter of 2003 as compared to 2002. Our production in the third quarter of 2003 increased by 13% over production in the third quarter of 2002. For the nine months of 2003, our oil and gas sales increased $82.6 million (83%) to $182.6 million from $100.0 million for the nine months ended September 30, 2002. The increase is primarily attributable to higher realized natural gas prices, which increased by 85% in 2003, and higher realized crude oil prices, which increased by 27% in 2003. In the first nine months of 2003, production on an equivalent basis, increased by 7% from production in the same period in 2002.

Costs and Expenses —

      Our oil and gas operating expenses, including production taxes, increased $3.9 million (49%) to $11.8 million in the third quarter of 2003 from $7.9 million in the third quarter of 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.25 (32%) to $1.04 in the third quarter of 2003 from $0.79 in the third quarter of 2002. The increase in operating expenses is primarily related to the 13% increase in production and higher production and ad valorem taxes resulting from the significantly higher oil and gas prices in 2003. Oil and gas operating costs for the nine months ended September 30, 2003 increased $9.2 million (37%) to $33.7 million from $24.5 million for the nine months ended September 30, 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.23 to $1.02 for nine months ended September 30, 2003 from $0.79 for the same period in 2002. The increase is also primarily due to the 7% higher production and the increased production and ad valorem taxes resulting from of the significantly higher oil and gas prices in 2003.

      In the third quarter of 2003, we had a $1.2 million in exploration expense as compared to a $0.4 million in 2002‘s third quarter. The provision in the third quarter of 2003 primarily relates to two exploratory dry holes drilled in South Texas as well as costs related to acquisition of seismic data. For the nine months ended September 30, 2003, we had exploration expense totaling $3.4 million as compared to $3.4 million in the same period in 2002. The 2003 provision primarily relates to four exploratory dry holes and expenditures relating to the acquisition of seismic data in 2003.

      Depreciation, depletion and amortization (“DD&A”) increased $2.3 million (18%) to $15.2 million in the third quarter of 2003 from $12.9 million in the third quarter of 2002 due to the 13% increase in our production and a 6% increase in our average amortization rate. DD&A per equivalent Mcf produced increased by $0.07 to $ 1.33 for the three months ended September 30, 2003 from $1.26 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, DD&A increased $5.1 million (13%) to $44.9 million from $39.8 million for the nine months ended September 30, 2002. The increase is due to the 7% increase in our production and our higher average amortization rate. DD&A per equivalent Mcf increased by $0.07 to $1.35 for the nine months ended September 30, 2003 from $1.28 for the nine months ended September 30, 2002.

      General and administrative expenses, which are reported net of overhead reimbursements, of $1.5 million for the third quarter of 2003 were 61% higher than general and administrative expenses of $0.9 million for the third quarter of 2002. For the first nine months of 2003, general and administrative expenses increased to $5.0 million from $2.9 million for the nine months ended September 30, 2002. The increases are due primarily to the opening of an offshore operations office in Houston, Texas as well as an increase in personnel costs in 2003.

      Interest expense decreased $0.8 million (10%) to $7.4 million for the third quarter of 2003 from $8.2 million in the third quarter of 2002. The decrease is due to a reduction in the average borrowings outstanding under our credit facility of $103.9 million during the third quarter of 2003 as compared to $163.3 million outstanding during the third quarter of 2002. The average interest rate on the outstanding borrowings under the credit facility also decreased to 2.9% in the third quarter of 2003 as compared to 3.6% in the third quarter of 2002. Interest expense for the nine months ended September 30, 2003 decreased $0.7 million (3%) to $22.6 million from $23.3 million for the nine months ended September 30, 2002. The decrease is attributable to a decrease in interest related to our bank credit facility which was partially offset by the issuance of the additional 11¼% Senior Notes in March 2002. Our average outstanding borrowings under the bank credit facility decreased to $128.1 million in the nine months ended September 30, 2003 as compared to $176.5 million in the same period in 2002. The average interest rate under the bank credit facilty also decreased to 3.1% in the first nine months of 2003 as compared to 3.8% in the first nine months of 2002.

      We reported net income of $12.9 million for the three months ended September 30, 2003, as compared to net income of $3.0 million for the three months ended September 30, 2002. Net income per share for the third quarter of 2003 was $0.36 on weighted average diluted shares outstanding of 35.4 million as compared to $0.10 for the third quarter of 2002 on weighted average diluted shares outstanding of 33.8 million. Net income for the nine months ended September 30, 2003 was $47.7 million, as compared to net income of $0.4 million for the nine months ended September 30, 2002. Net income per common share for the nine months ended September 30, 2003 was $1.38 as compared to net income of $0.01 for the nine months ended September 30, 2002.

      Net income for the nine months ended September 30, 2003 included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties.

      In 2002, we sold certain marginal oil and gas properties. The operating results of these properties in 2002 including the loss on disposal of $1.1 million ($0.04 per share) have been reflected as discontinued operations.

      Critical Accounting Policies

      The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference. There have been no material changes to our accounting policies during the nine months ended September 30, 2003 with the exception of the adoption of SFAS 143 as discussed in Note 1 to the accompanying financial statements.

      Liquidity and Capital Resources

      Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2003, our net cash flow provided by operating activities totaled $119.1 million and we had total borrowings of $16.4 million.

      Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2003, we incurred capital expenditures of $62.2 million primarily for development and exploration activities and we made principal payments of $70.7 million to reduce our outstanding debt.

      The following table summarizes our capital expenditure activity for the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Acquisitions	$684	$1,758
Leasehold costs	4,140	7,238
Development drilling	15,097	16,040
Exploratory drilling	29,399	22,838
Offshore production facilities	3,258	3,560
Workovers and recompletions	7,977	6,222
Other	$1,604	128

	$62,159	$57,784

      The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $60.6 million and $57.7 million on development and exploration activities in the nine months ended September 30, 2003 and 2002, respectively. We have budgeted approximately $100.0 million for development and exploration projects in 2003. We expect to use internally generated cash flow to fund development and exploration activity.

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

      On March 7, 2002, we closed the sale in a private placement of an additional $75.0 million of our 11¼% Senior Notes due 2007 (the “Notes”) at a net price of 97.25% after the placements agents’ discount. As a result of this transaction, $220.0 million of aggregate principal amount of the Notes are outstanding. The net proceeds of the $75.0 million placement were used to reduce amounts outstanding under our bank credit facility.

      In April and June 2003, our holders of the Series 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of our common stock. This conversion reduced our annual preferred stock dividend requirement by $1.6 million and increased our common stockholders’ equity by $17.6 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Oil and Natural Gas Prices

      Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2003, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.1 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $25.0 million.

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

      The following table sets out the derivative financial instrument outstanding at September 30, 2003 which is held for natural gas price risk management:

Period Beginning	Period Ending	Volume (MMBtu)	Type of Instrument	Floor Price
October 1, 2003	December 31, 2003	562,500	Floor	$2.00

      Interest Rates

      At September 30, 2003, we had long-term debt of $311.0 million. Of this amount, $220.0 million bears interest at a fixed rate of 11¼%. We had $91.0 million outstanding under our revolving bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. In December 2002, we entered into an interest rate swap agreement to hedge the impact of interest rate changes on $25.0 million of our floating rate debt beginning on January 2003 and expiring in December 2003. As a result of this interest rate swap, we realized a loss of $72,000 in the first nine months of 2003. The fair value of this interest rate derivative financial instrument was a liability of $34,000 at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
	15.1*	Awareness Letter of Ernst & Young LLP.
	31.1*	Section 302 Certification of the Chief Executive Officer.
	31.2*	Section 302 Certification of the Chief Financial Officer.
	32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* Filed herewith

b.	Reports on Form 8-K

                     Form 8-K Reports filed subsequent to June 30, 2003 are as follows:

Date	Item	Description
August 7, 2003	5 (12)	Earnings release for the quarter ended June 30, 2003.
November 5, 2003	12	Earnings release for the quarter ended September 30, 2003.
November 7, 2003	12	Amendment No. 1 to the November 5, 2003 Form 8-K - Earnings release for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

/s/M. JAY ALLISON

Date	November 10, 2003	M. Jay Allison, Chairman, President and Chief Executive Officer (Principle Executive Officer)

/s/ROLAND O. BURNS

Date	November 10, 2003	Roland O, Burns, Senior Vice President Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)