Form 10-Q
period 2004-03-31
COMSTOCK RESOURCES INC
filed 2004-05-07
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16741

COMSTOCK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-1667468 (I.R.S. Employer Identification Number)

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

Yes ✓ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ✓ No

     The number of shares outstanding of the registrant’s common stock, par value $.50, as of May 7, 2004 was 34,678,862.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2004

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets — March 31, 2004 and December 31, 2003	4
Consolidated Statements of Operations — Three Months ended March 31, 2004 and 2003	5
Consolidated Statement of Stockholders’ Equity — Three Months ended March 31, 2004	6
Consolidated Statements of Cash Flows — Three Months ended March 31, 2004 and 2003	7
Notes to Consolidated Financial Statements	8
Independent Accountants’ Review Report	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosure About Market Risks	17
Item 4. Controls and Procedures	18
PART II. Other Information
Item 6. Exhibits and Reports on Form 8-K	19
Second Supplemental Indenture
Amendment No. 2 to 1999 Long-Term Incentive Plan
Amendment No. 1 to Credit Agreement
Awareness Letter of Ernst & Young LLP
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and Cash Equivalents	$2,463	$5,343
Accounts Receivable:
Oil and gas sales	26,825	36,468
Joint interest operations	10,023	9,524
Other Current Assets	3,932	4,802

Total current assets	43,243	56,137
Property and Equipment:
Unevaluated oil and gas properties	19,358	18,075
Oil and gas properties, successful efforts method	1,086,948	1,052,564
Other	4,031	4,047
Accumulated depreciation, depletion and amortization	(391,551)	(376,000)

Net property and equipment	718,786	698,686
Other Assets	8,011	6,133

	$770,040	$760,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Portion of Long-Term Debt	$233	$623
Accounts Payable and Accrued Expenses	38,033	63,874

Total current liabilities	38,266	64,497
Long-Term Debt, less current portion	339,300	306,000
Deferred Taxes Payable	78,823	81,629
Reserve for Future Abandonment Costs	19,652	19,174
Stockholders’ Equity:
Common stock—$0.50 par, 50,000,000 shares authorized, 34,678,862 and 34,308,861 shares outstanding at March 31, 2004 and December 31, 2003, respectively	17,339	17,154
Additional paid-in capital	161,603	166,242
Retained earnings	115,057	115,032
Deferred compensation-restricted stock grants	—	(8,772)

Total stockholders’ equity	293,998	289,656

	$770,040	$760,956

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except
	per share amounts)
Oil and gas sales	$60,761	$68,576
Operating expenses:
Oil and gas operating	12,650	11,365
Exploration	3,382	1,636
Depreciation, depletion and amortization	15,809	14,887
General and administrative, net	3,090	1,528

Total operating expenses	34,931	29,416

Income from operations	25,830	39,160
Other income (expenses):
Other income	39	47
Interest income	16	20
Interest expense	(6,265)	(7,608)
Loss on early extinguishment of debt	(19,581)	—

Total other expenses	(25,791)	(7,541)

Income before income taxes and cumulative effect of change in accounting principle	39	31,619
Provision for income taxes	(14)	(11,067)

Income before cumulative effect of change in accounting principle	25	20,552

Cumulative effect of change in accounting principle, net of income taxes	—	675

Net income	25	21,227
Preferred stock dividends	—	(395)

Net income attributable to common stock	$25	$20,832

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.00	$0.70

Diluted	$0.00	$0.60

Net income per share:
Basic	$0.00	$0.72

Diluted	$0.00	$0.62

Weighted average common and common stock equivalent shares outstanding:
Basic	33,843	28,923

Diluted	35,570	34,475

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004
(Unaudited)

				Deferred
		Additional		Compensation—
	Common	Paid-In	Retained	Restricted
	Stock	Capital	Earnings	Stock Grants	Total
			(In thousands)
Balance at December 31, 2003	$17,154	$166,242	$115,032	$(8,772)	$289,656
Adoption of SFAS 123	—	(8,772)	—	8,772	—
Stock based compensation	—	1,222	—	—	1,222
Exercise of stock options	185	2,911	—	—	3,096
Net income	—	—	25	—	25

Balance at March 31, 2004	$17,339	$161,603	$115,057	$—	$293,999

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25	$21,227
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs	2,554	1,028
Depreciation, depletion and amortization	15,809	14,887
Stock based compensation	1,222	60
Unrealized gains from derivatives	—	3
Debt issuance costs amortization	277	300
Loss on early extinguishment of debt	19,581	—
Cumulative effect of change in accounting principle, net of income taxes	—	(675)
Deferred income taxes	(1,986)	11,067

	37,482	47,897

(Increase) decrease in accounts receivable	9,144	(20,009)
(Increase) decrease in other current assets	870	(2,218)
Increase (decrease) in accounts payable and accrued expenses	(27,095)	6,630

Net cash provided by operating activities	20,401	32,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(37,985)	(16,455)

Net cash used for operating activities	(37,985)	(16,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	148,000	8,000
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(5,881)	—
Principal payments on debt	(304,691)	(23,205)
Proceeds from issuance of common stock	2,276	296
Dividends paid on preferred stock	—	(395)

Net cash used for financing activities	14,704	(15,304)

Net increase (decrease) in cash and cash equivalents	(2,880)	541
Cash and cash equivalents, beginning of period	5,343	1,682

Cash and cash equivalents, end of period	$2,463	$2,223

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of March 31, 2004 and the related results of operations and cash flows for the three months ended March 31, 2004 and 2003.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The results of operations for the three months ended March 31, 2004 are not necessarily an indication of the results expected for the full year.

     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Cash Payments -
Interest payments	$8,016	$1,307
Income tax payments	$2,700	$—
Noncash Investing and Financing Activities -
Value of warrants issued under exploration agreement	$—	$1,251

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Earnings Per Share

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2004 and 2003, were determined as follows:

	Three Months Ended March 31,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
		(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$25	33,843		$20,552	28,923
Less Preferred Stock Dividends	—	—		(395)	—

Net Income Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	25	33,843	$0.00	20,157	28,923	$0.70

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	33,843	—	675	28,923	0.02

Net Income Available to Common Stockholders	$25	33,843	$0.00	$20,832	28,923	$0.72

Diluted Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$25	33,843		$20,552	28,923
Effect of Dilutive Securities:
Stock, Grants and Options	—	1,727		—	1,159
Convertible Preferred Stock	—	—		—	4,393

Net Income Available to Common Stockholders With Assumed Conversions Before Cumulative Effect of Change in Accounting Principle	25	35,570	$0.00	20,552	34,475	$0.60

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	35,570	—	675	34,475	0.02

Net Income Available to Common Stockholders	$25	35,570	$0.00	$21,227	34,475	$0.62

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Stock Based Compensation

     Prior to January 1, 2004, Comstock accounted for employee stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, the Company changed its method of accounting for employee stock based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by Comstock as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure,” stock based compensation expense recognized for the three months ended March 31, 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. During the three months ended March 31, 2004, the Company recorded $1.2 million in stock based compensation expense in general and administrative expenses.

     In accordance with the modified prospective transition method, results for years prior to 2004 have not been restated. For the three months ended March 31, 2003, the Company accounted for stock based compensation for employees under APB 25 and related interpretations, under which no compensation cost was recognized for employee stock options. If compensation costs had been determined in accordance with SFAS 123, the Company’s net income and net earnings per share would approximate the following pro forma amounts:

For the Three
Months Ended
March 31, 2003
(In thousands, except per share amounts)
Net income, as reported	$20,832
Add stock based employee compensation expense included in reported net income, net of income taxes	39
Deduct total stock based employee compensation expense determined under fair-value-based method for all rewards, net of income taxes	(447)

Pro forma net income	$20,424

Basic earnings per share:
As Reported	$0.72

Pro forma	$0.71

Diluted earnings per share:
As Reported	$0.62

Pro forma	$0.60

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

     Derivative Instruments and Hedging Activities

     Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes amounts hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

     Comstock had no derivative financial instruments outstanding as of March 31, 2004 and had none of its oil and gas production or floating rate debt hedged during the three months ended March 31, 2004.

     Comstock had an interest rate swap agreement covering $25.0 million of its floating rate date in place during the three months ended March 31, 2003 which resulted in a realized loss of $14,000 which was included in interest expense for the three months ended March 31, 2003.

     Asset Retirement Obligations

     Comstock adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), on January 1, 2003. This statement required Comstock to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depletion, depreciation and amortization, (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $675,000, net of income taxes, which was reflected as the cumulative effect of a change in accounting principle.

     Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of March 31, 2004, Comstock had $1.6 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other Assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2004:

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Future abandonment liability — beginning of period	$19,174	$16,677
Cumulative effect adjustment	—	(1,476)
Accretion expense	231	184
New wells placed on production	247	51

Future abandonment liability — end of period	$19,652	$15,436

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(2)	LONG-TERM DEBT —

     At March 31, 2004, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$142,000
6 7/8% Senior Notes due 2012	175,000
11 1/4% Senior Notes due 2007	22,300
Other	233

339,533
Less current portion	(233)

$339,300

     Comstock had $220.0 million in principal amount of 11 1/4% Senior Notes due 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004 Comstock repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, the Company redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million in the three months ended March 31, 2004 which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, Comstock sold $175.0 million of its senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The notes are unsecured obligations of the Company and are currently guaranteed by all of its subsidiaries.

     On February 25, 2004, Comstock also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The new credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the new credit facility are limited to a borrowing base that was set at $300.0 million upon the retirement of the 1999 Notes. Borrowings under the new credit facility were used to refinance amounts outstanding under the prior bank credit facility and to fund the repurchase of the 1999 Notes.

     Indebtedness under the new credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The new credit facility is subject to borrowing base availability, which will be redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.25% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of March 31, 2004.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet, statement of operations, stockholders’ equity, and cash flow statement of Comstock Resources, Inc. and subsidiaries as of March 31, 2004, and for the three-month period then ended. These financial statements are the responsibility of the Company’s management. The interim consolidated financial statements of Comstock Resources, Inc. and subsidiaries as of March 31, 2003, and for the three-month period then ended were reviewed by other accountants whose report (dated May 7, 2003) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 2004, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the accompanying interim consolidated financial statements, on January 1, 2004, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure.”

/s/ Ernst & Young LLP
Dallas, Texas May 5, 2004

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table reflects certain summary operating data for the periods presented:

	Three Months Ended
	March 31,
	2004	2003
Net Production Data:
Oil (Mbbls)	396	415
Natural gas (MMcf)	8,322	8,346
Natural gas equivalent (Mmcfe)	10,696	10,838
Average Sales Price:
Oil (per Bbl)	$34.69	$33.75
Natural gas (per Mcf)	5.65	6.54
Average equivalent price (per Mcfe)	5.68	6.33
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.18	$1.05
General and administrative	0.29	0.14
Depreciation, depletion and amortization(2)	1.45	1.35

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

     Our oil and gas sales decreased $7.8 million (11%) in the first quarter of 2004 to $60.8 million, from $68.6 million in the first quarter of 2003, due primarily to lower natural gas prices and a slight decrease in our oil and gas production. Our average realized natural gas price decreased by 14% and our average realized crude oil price increased by 3% in the first quarter of 2004 as compared to 2003. Our production in the first quarter of 2004 decreased by 1% from production in the first quarter of 2003.

Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased $1.3 million (11%) to $12.7 million in the first quarter of 2004 from $11.4 million in the first quarter of 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.13 (12%) to $1.18 in the first quarter of 2004 from $1.05 in the first quarter of 2003. The increase in operating expenses is primarily related to the additional fixed operating costs relating to our Ship Shoal 113 Unit in which we acquired an additional working interest in late 2003.

     In the first quarter of 2004, we had $3.4 million in exploration expense as compared to $1.6 million in the first quarter of 2003. The provision in the first quarter of 2004 primarily relates to three exploratory dry holes drilled in the first quarter, as well as costs related to acquisition of seismic data.

     Depreciation, depletion and amortization (“DD&A”) increased $0.9 million (6%) to $15.8 million in the first quarter of 2004 from $14.9 million in the first quarter of 2003 due to an increase in our average DD&A rate. Our DD&A per equivalent Mcf produced increased by $0.10 to $1.45 for the quarter ended March 31, 2004 from $1.35 for the quarter ended March 31, 2003.

     General and administrative expenses, which are reported net of overhead reimbursements, increased by $1.6 million to $3.1 million for the first quarter of 2004 as compared to general and administrative expenses of $1.5 million for the first quarter of 2003. The increase was primarily related to the stock based compensation expense that we recorded in the first quarter of 2004 of $1.2 million resulting from our adoption of a fair value-based method of accounting for employee stock based compensation including employee stock options on January 1, 2004.

     Interest expense decreased $1.3 million (18%) to $6.3 million for the first quarter of 2004 from $7.6 million in the first quarter of 2003. The decrease is due to a reduction in the average borrowings outstanding under our credit facility of $110.6 million during the first quarter of 2004 as compared to $149.3 million outstanding during the first quarter of 2003. The average interest rate on the outstanding borrowings under the credit facility also decreased to 2.6% in the first quarter of 2004 as compared to 3.2% in the first quarter of 2003.

     We reported a net income of $25,000 for the three months ended March 31, 2004, as compared to net income of $21.2 million for the three months ended March 31, 2003. The net income per share for the first quarter of 2004 was $0.00 on weighted average diluted shares outstanding of 35.6 million as compared to $0.62 for the first quarter of 2003 on weighted average diluted shares outstanding of 34.6 million. The first quarter 2004 results include a charge of $19.6 million ($12.5 million after income taxes or 35¢ per share) relating to the early retirement of our 11¼% Senior Notes due 2007.

     Critical Accounting Policies

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. There have been no material changes to our accounting policies during the three months ended March 31, 2004 with the exception of our adoption of a fair value-based method of accounting for stock based compensation including employee stock options as discussed in Note 1 to the accompanying financial statements.

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2004, our net cash flow provided by operating activities totaled $20.4 million and we received proceeds of $175.0 million from a public offering of eight-year senior notes and borrowed $148.0 million under a new four-year bank credit facility.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first quarter of 2004, we incurred capital expenditures of $38.0 million primarily for our development and exploration activities and we retired $304.7 million of our long-term debt.

     The following table summarizes our capital expenditure activity for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Acquisitions	$715	$—
Leasehold costs	1,418	1,209
Development drilling	21,010	2,917
Exploratory drilling	7,852	10,723
Offshore production facilities	2,148	147
Workovers and recompilations	4,828	1,275
Other	14	184

	$37,985	$16,455

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $37.3 million and $16.3 million on development and exploration activities in the three months ended March 31, 2004 and 2003, respectively. We have budgeted approximately $110.0 million for development and exploration projects in 2004. We expect to use internally generated cash flow to fund our development and exploration activity.

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

     We had $220.0 million in principal amount of our 11¼% Senior Notes due 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004 we repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, we redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million in the first quarter which was comprised of the premium paid for repurchase the of 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, we sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.

     On February 25, 2004, we also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The new credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the new credit facility are limited to a borrowing base that was set at $300.0 million upon the retirement of the 1999 Notes. Borrowings under the new credit facility were used to refinance amounts outstanding under our prior bank credit facility and to fund the repurchase of the 1999 Notes.

     Indebtedness under the new credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The new credit facility is subject to borrowing base availability, which will be redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.25% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of March 31, 2004.

     We believe that our cash flow from operations and available borrowings under our bank credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on terms acceptable to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Oil and Natural Gas Prices

     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2004, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $8.0 million.

     We periodically use hedging transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits that may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counter party based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counter party based on the difference. We generally receive a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counter party when the settlement price is below the floor and pay a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. None of our oil and gas production was hedged in the period ended March 31, 2004 or 2003.

     Interest Rates

     At March 31, 2004, we had long-term debt of $339.3 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8% and $22.3 million carried an interest rate of 11¼%. We had $142.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits
	4.1*	Second Supplemental Indenture dated as of March 11, 2004 between Comstock, the Guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Notes due 2012.

	10.1*#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long- term Incentive Plan.

	10.2*	Amendment No. 1 dated March 31, 2004 to the Credit Agreement, dated as of February 25, 2004, by and among Comstock, as borrower, each lender from time to time party thereto, Bank of Montreal, as administrative agent and issuing bank.

	15.1*	Awareness Letter of Ernst & Young LLP.

	31.1*	Section 302 Certification of the Chief Executive Officer.

	31.2*	Section 302 Certification of the Chief Financial Officer.

	32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

#	Management contract or compensatory plan document.

b.	Reports on Form 8-K

Form 8-K Reports filed subsequent to December 31, 2003 are as follows:

Date	Item	Description
January 28, 2004	12	Oil and gas reserves for the fiscal year ended December 31, 2003.
February 5, 2004	12	Drilling results for the fiscal year ended December 31, 2003 and capital expenditure budget for 2004.
February 17, 2004	12	Financial results for the three months and year ended December 31, 2003.
February 24, 2004	5	Tender offer for 11 1/4% Senior Notes due 2007 and sale of 6 7/8% Senior Notes due 2012.
May 4, 2004	5	Repurchase of remaining 11 1/4% Senior Notes due 2007.
May 4, 2004	12	Financial results for the three months ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date	May 7, 2004	/s/M. JAY ALLISON

M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date	May 7, 2004	/s/ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)