Form 10-Q
period 2004-06-30
COMSTOCK RESOURCES INC
filed 2004-08-06
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16741

COMSTOCK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	94-1667468
(State or other jurisdiction of or organization)	(I.R.S. Employer incorporation Identification Number)

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

Yes ☑ No ☐

     The number of shares outstanding of the registrant’s common stock, par value $.50, as of August 6, 2004 was 34,730,262.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2004

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - June 30, 2004 and December 31, 2003	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2004 and 2003	5
Consolidated Statement of Stockholders’ Equity - Six Months ended June 30, 2004	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2004 and 2003	7
Notes to Consolidated Financial Statements	8
Independent Accountants’ Review Report	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risks	19
Item 4. Controls and Procedures	19
PART II. Other Information
Item 5. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	21
Third Supplemental Indenture
Amendment No. 2 to the Amended and Restated Credit Agreement
Contribution Agreement
Services Agreement
Loan Agreement
Note to Comstock Resources, Inc.
Operating Agreement
Transfer Restriction Agreement
Amendment to Employment Agreement - M. Jay Allison
Amendment to Employment Agreement - Roland O. Burns
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Section 906 Certification of the CEO
Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and Cash Equivalents	$692	$5,343
Accounts Receivable:
Oil and gas sales	29,075	36,468
Joint interest operations	12,244	9,524
Other Current Assets	3,963	4,802

Total current assets	45,974	56,137
Property and Equipment:
Unevaluated oil and gas properties	21,009	18,075
Oil and gas properties, successful efforts method	1,122,083	1,052,564
Other	4,058	4,047
Accumulated depreciation, depletion and amortization	(406,910)	(376,000)

Net property and equipment	740,240	698,686
Other Assets	7,840	6,133

	$794,054	$760,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Portion of Long-Term Debt	$1,290	$623
Accounts Payable and Accrued Expenses	43,278	63,874

Total current liabilities	44,568	64,497
Long-Term Debt, less current portion	324,000	306,000
Deferred Taxes Payable	87,877	81,629
Reserve for Future Abandonment Costs	20,312	19,174
Stockholders’ Equity:
Common stock-$0.50 par, 50,000,000 shares authorized, 34,730,262 and 34,308,861 shares outstanding at June 30, 2004 and December 31, 2003, respectively	17,365	17,154
Additional paid-in capital	166,209	166,242
Retained earnings	133,723	115,032
Deferred compensation-restricted stock grants	—	(8,772)

Total stockholders’ equity	317,297	289,656

	$794,054	$760,956

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Oil and gas sales	$66,508	$57,161	$127,269	$125,737
Operating expenses:
Oil and gas operating	12,456	10,531	25,106	21,896
Exploration	1,797	505	5,179	2,141
Depreciation, depletion and amortization	15,728	15,117	31,537	30,304
General and administrative, net	2,882	1,947	5,972	3,475

Total operating expenses	32,863	28,100	67,794	57,816

Income from operations	33,645	29,061	59,475	67,921
Other income (expenses):
Other income	47	44	86	91
Interest income	18	23	34	43
Interest expense	(4,526)	(7,370)	(10,791)	(14,678)
Loss on early extinguishment of debt	(18)	—	(19,599)	—

Total other expenses	(4,479)	(7,303)	(30,270)	(14,544)

Income before income taxes and cumulative effect of change in accounting principle	29,166	21,758	29,205	53,377
Provision for income taxes	(10,500)	(7,615)	(10,514)	(18,682)

Income before cumulative effect of change in accounting principle	18,666	14,143	18,691	34,695

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	675

Net income	18,666	14,143	18,691	35,370
Preferred stock dividends	—	(178)	—	(573)

Net income attributable to common stock	$18,666	$13,965	$18,691	$34,797

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.55	$0.44	$0.55	$1.13

Diluted	$0.52	$0.40	$0.52	$1.00

Net income per share:
Basic	$0.55	$0.44	$0.55	$1.15

Diluted	$0.52	$0.40	$0.52	$1.02

Weighted average common and common stock equivalent shares outstanding:
Basic	34,111	31,473	33,977	30,205

Diluted	36,133	35,010	35,990	34,719

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2004
(Unaudited)

				Deferred
		Additional		Compensation-
	Common	Paid-In	Retained	Restricted
	Stock	Capital	Earnings	Stock Grants	Total
	(In thousands)
Balance at December 31, 2003	$17,154	$166,242	$115,032	$(8,772)	$289,656
Adoption of SFAS 123	—	(8,772)	—	8,772	—
Value of stock options issued for exploration projects, net of deferred taxes	—	2,624	—	—	2,624
Stock-based compensation	—	2,376	—	—	2,376
Exercise of stock options	211	3,739	—	—	3,950
Net income	—	—	18,691	—	18,691

Balance at June 30, 2004	$17,365	$166,209	$133,723	$—	$317,297

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,691	$35,370
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	3,116	1,526
Depreciation, depletion and amortization	31,537	30,304
Stock-based compensation	2,376	119
Deferred income taxes	7,200	18,682
Debt issuance costs amortization	384	—
Loss on early extinguishment of debt	19,599	—
Cumulative effect of change in accounting principle, net of income taxes	—	(675)

	82,903	85,326

(Increase) decrease in accounts receivable	4,673	(11,389)
(Increase) decrease in other current assets	839	(1,213)
Decrease in accounts payable and accrued expenses	(20,596)	(3,913)

Net cash provided by operating activities	67,819	68,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(72,327)	(40,712)

Net cash used for operating activities	(72,327)	(40,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	171,433	16,402
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(5,651)	—
Principal payments on debt	(343,639)	(45,400)
Proceeds from issuance of common stock	2,714	528
Dividends paid on preferred stock	—	(573)

Net cash used for financing activities	(143)	(29,043)

Net decrease in cash and cash equivalents	(4,651)	(944)
Cash and cash equivalents, beginning of period	5,343	1,682

Cash and cash equivalents, end of period	$692	$738

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

(1)	SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2004 and the related results of operations and cash flows for the six months ended June 30, 2004 and 2003.

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

     The results of operations for the six months ended June 30, 2004 are not necessarily an indication of the results expected for the full year.

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

     The following is an analysis of the consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Current	$1,314	$—	$3,314	$—
Deferred	9,186	7,615	7,200	18,682

Provision for Income Taxes	$10,500	$7,615	$10,514	$18,682

     Stock-Based Compensation

     Prior to January 1, 2004, Comstock accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, the Company changed its method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by Comstock as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for the three months and six months ended June 30, 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. During the three months and six months ended June 30, 2004, the Company recorded $1.2 million and $2.4 million, respectively, in stock-based compensation expense in general and administrative expenses.

In accordance with the modified prospective transition method, results for years prior to 2004 have not been restated. For the three months and six months ended June 30, 2003, the Company accounted for stock-based compensation for employees under APB 25 and related interpretations, under which no compensation cost was recognized for employee stock options. If compensation costs had been determined in accordance with SFAS 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2003	June 30, 2003
	(In thousands, except per share amounts)
Net income, as reported	$13,965	$34,797
Add stock-based employee compensation expense included in reported net income, net of income taxes	38	77
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income taxes	(450)	(935)

Pro forma net income	$13,553	$33,939

Basic earnings per share: As reported	$0.44	$1.15
Pro forma	$0.43	$1.12
Diluted earnings per share: As reported	$0.40	$1.02
Pro forma	$0.39	$0.99

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of June 30, 2004, Comstock had $1.7 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other Assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2004 and 2003:

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Future abandonment liability — beginning of period	$19,174	$16,677
Cumulative effect adjustment	—	(1,476)
Accretion expense	599	370
New wells placed on production	572	199
Liabilities settled	(33)	(216)
Future abandonment liability — end of period	$20,312	$15,554

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003, were determined as follows:

	Three Months Ended June 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$18,666	34,111		$14,143	31,473
Less Preferred Stock Dividends	—	—		(178)	—

Net Income Available to Common Stockholders	$18,666	34,111	$0.55	$13,965	31,473	$0.44

Diluted Earnings Per Share:
Net Income	$18,666	34,111		$14,143	31,473
Effect of Dilutive Securities:
Stock Grants and Options	—	2,022		—	1,591
Convertible Preferred Stock	—	—		—	1,946

Net Income Available to Common Stockholders With Assumed Conversions	$18,666	36,133	$0.52	$14,143	35,010	$0.40

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Six Months Ended June 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$18,691	33,977		$34,695	30,205
Less Preferred Stock Dividends	—	—		(573)	—

Net Income Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	18,691	33,977	$0.55	34,122	30,205	$1.13

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	33,977	—	675	30,205	0.02

Net Income Available to Common Stockholders	$18,691	33,977	$0.55	$34,797	30,205	$1.15

Diluted Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$18,691	33,977		$34,695	30,205
Effect of Dilutive Securities:
Stock, Grants and Options	—	2,013		—	1,351
Convertible Preferred Stock	—	—		—	3,163

Net Income Available to Common Stockholders With Assumed Conversions Before Cumulative Effect of Change in Accounting Principle	18,691	35,990	$0.52	34,695	34,719	$1.00

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	35,990	—	675	34,719	0.02

Net Income Available to Common Stockholders with assumed conversions	$18,691	35,990	$0.52	$35,370	34,719	$1.02

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Comstock had no derivative financial instruments outstanding as of June 30, 2004 and had none of its oil and gas production or floating rate debt hedged during the six months ended June 30, 2004 and 2003.

Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt in place during the three months and six months ended June 30, 2003, which resulted in a realized loss of $22,000 and $36,000, respectively, which was included in the interest expense.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Cash Payments -
Interest payments	$10,505	$14,877
Income tax payments	$2,700	$—
Noncash Investing and Financing Activities -
Value of warrants issued under exploration agreement	$2,908	$5,004

(2)	LONG-TERM DEBT -

At June 30, 2004, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$149,000
6f% Senior Notes due 2012	175,000
Other	1,290

325,290
Less current portion	1,290

$324,000

Comstock had $220.0 million in principal amount of 11 1/4% Senior Notes due 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004, Comstock repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, Comstock redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

In connection with the repurchase of the 1999 Notes, Comstock sold $175.0 million of its senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The senior notes are unsecured obligations of the Company and are currently guaranteed by all of its subsidiaries.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

On February 25, 2004, Comstock also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The new credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the new credit facility are limited to a borrowing base that was $300.0 million as of June 30, 2004. Borrowings under the new credit facility were used to refinance amounts outstanding under the prior bank credit facility and to fund the repurchase of the 1999 Notes.

Indebtedness under the new credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The new credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of June 30, 2004.

(3)	SUBSEQUENT EVENT -

On December 8, 1997, Comstock acquired certain oil and natural gas properties from and entered into a joint exploration venture with Bois d’Arc Offshore, Ltd. (“Bois d’Arc”) which covers the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. On July 16, 2004, Comstock contributed its interests in substantially all of its oil and natural gas properties located in the state and federal waters in the Gulf of Mexico (which were either acquired from or developed with Bois d’Arc under the joint exploration venture), net of $102.8 million in related debt, to Bois d’Arc Energy, LLC, a recently-formed Nevada limited liability company (“Bois d’Arc Energy”). Bois d’Arc, as well as several other persons and entities, also contributed their interests in certain oil and natural gas properties that were developed under the joint exploration venture to Bois d’Arc Energy. As a result of these transactions, Comstock holds approximately 59.9% equity interest in Bois d’Arc Energy. Comstock will account for its interest in the joint venture based on its proportionate ownership.

In connection with the formation of the new venture, Comstock has made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $152.0 million was outstanding on the formation date. Bois d’Arc Energy and its subsidiaries each became guarantors of Comstock’s bank credit facility and the 6 7/8% senior notes. Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by Comstock in the near future. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. Comstock anticipates that it will have a significant ownership interest in Bois d’Arc Energy after the refinancing. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with Comstock by December 1, 2004 (or such later date as is determined by Bois d’Arc Energy’s Board of Managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated February 26, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
August 4, 2004

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

Results of Operations

The following table reflects certain summary operating data for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Production Data:
Oil (Mbbls)	467	381	862	797
Natural gas (MMcf)	8,496	8,486	16,818	16,832
Natural gas equivalent (Mmcfe)	11,295	10,774	21,991	21,611
Average Sales Price:
Oil (per Bbl)	$37.55	$28.83	$36.24	$31.39
Natural gas (per Mcf)	5.77	5.44	5.71	5.98
Average equivalent price (per Mcfe)	5.89	5.31	5.79	5.82
Expenses ($ per Mcfe):
Oil and gas operating (1)	$1.10	$0.98	$1.14	$1.01
Depreciation, depletion and amortization (2)	1.35	1.35	1.40	1.35

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

     Our oil and gas sales increased $9.3 million (16%) in the second quarter of 2004 to $66.5 million, from $57.2 million in 2003’s second quarter due to an increase in our production and higher crude oil and natural gas prices. Our average natural gas price increased by 6% and our average crude oil price increased by 30% in the second quarter of 2004 as compared to the same period in 2003. Our production in the second quarter of 2004 increased by 5% over the second quarter of 2003 due to new production from our successful drilling activity.

     For the first six months of 2004, our oil and gas sales increased $1.5 million (1%) to $127.3 million from $125.7 million for the six months ended June 30, 2003. The increase is primarily attributable to a 2% increase in our production in 2004 which was offset by 1% lower price realizations.

Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased $1.9 million (18%) to $12.5 million in the second quarter of 2004 from $10.5 million in the second quarter of 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.13 to $1.10 in the second quarter of 2004 from $0.98 in the second quarter of 2003. Oil and gas operating costs for the six months ended June 30, 2004 increased

$3.2 million (15%) to $25.1 million from $21.9 million for the six months ended June 30, 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.13 to $1.14 for six months ended June 30, 2004 from $1.01 for the same period in 2003. The increase in operating expenses in 2004 is primarily related to the additional fixed operating costs relating to our Ship Shoal 113 Unit in which we acquired an additional working interest in late 2003.

     In the second quarter of 2004, we had a $1.8 million provision for exploration expense as compared to a $0.5 million in 2003’s second quarter. The provision in the second quarter of 2004 primarily relates to an exploratory dry hole drilled in South Texas together with expenditures made for the acquisition of seismic data. For the six months ended June 30, 2004, we had a provision for exploration expense totaling $5.2 million as compared to $2.1 million in the same period in 2003. The 2004 provision primarily related to four exploratory dry holes combined with expenditures relating to the acquisition of seismic data in 2004.

     Depreciation, depletion and amortization (“DD&A”) increased $0.6 million (4%) to $15.7 million in the second quarter of 2004 from $15.1 million in the second quarter of 2003 due primarily to the 5% increase in our production. DD&A per equivalent Mcf produced for the three months ended June 30, 2004 was $1.35, the same rate that we had for the quarter ended June 30, 2003. For the six months ended June 30, 2004, DD&A increased $1.2 million (4%) to $31.5 million from $30.3 million for the six months ended June 30, 2003. The increase is due to the 2% increase in production and our higher average amortization rate. DD&A per equivalent Mcf increased by $0.05 to $1.40 for the six months ended June 30, 2004 from $1.35 for the six months ended June 30, 2003.

     General and administrative expenses, which are reported net of overhead reimbursements, of $2.9 million for the second quarter of 2004 were 48% higher than general and administrative expenses of $1.9 million for the second quarter of 2003. For the first six months of 2004, general and administrative expenses increased to $6.0 million from $3.5 million for the six months ended June 30, 2003. The increases are primarily related to stock-based compensation expense that we recorded in the three months and six months ended June 30, 2004 of $1.2 million and $2.4 million, respectfully, resulting from our adoption of a fair value-based method of accounting for employee stock-based compensation including our employee stock options on January 1, 2004.

     Interest expense decreased $2.8 million (39%) to $4.5 million for the second quarter of 2004 from $7.4 million in the second quarter of 2003. The decrease is related to the early retirement of $220.0 million of principal amount of our 11 1/4% senior notes which were refinanced with $175.0 million new 6f% senior notes along with borrowings under a new bank credit facility. The average interest rate on the outstanding borrowings under the credit facility also decreased to 2.6% in the second quarter of 2004 as compared to 3.1% in the second quarter of 2003. Interest expense for the six months ended June 30, 2004 decreased $3.9 million (26%) to $10.8 million from $14.7 million for the six months ended June 30, 2003. The decrease is also attributable to refinancing of the 11 1/4% senior notes. The average interest rate under the bank credit facility decreased to 2.6% in the first half of 2004 as compared to 3.1% in the first half of 2003.

     We reported net income of $18.7 million for the three months ended June 30, 2004, as compared to net income of $14.1 million for the three months ended June 30, 2003. Net income per share for the second quarter of 2004 was $0.52 on weighted average diluted shares outstanding of 36.1 million as compared to $0.40 for the second quarter of 2003 on weighted average diluted shares outstanding of 35.0 million. Net income for the six months ended June 30, 2004 was $18.7 million, as compared to net income of $35.4 million for the six months ended June 30, 2003. Net income per common share for the six months ended June 30, 2004 was $0.52 as compared to net income of $1.02 for the six months ended June 30, 2003. Net income for the six months ended June 30, 2003 included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or 35¢ per diluted share) relating to the early retirement of our 11 1/4% senior notes.

     Critical Accounting Policies

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. There have been no material changes to our accounting policies during the six months ended June 30, 2004 with the exception of our adoption of a fair value-based method of accounting for stock-based compensation including employee stock options as discussed in Note 1 to the accompanying financial statements.

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2004, our net cash flow provided by operating activities totaled $67.8 million and we received proceeds of $175.0 million from a public offering of eight-year senior notes. We also borrowed $164.0 million under a new four-year bank credit facility and $6.0 million under a previous bank credit facility.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first half of 2004, we incurred capital expenditures of $72.3 million primarily for our development and exploration activities and we retired $343.6 million of our debt, including our 11 1/4% senior notes.

     The following table summarizes our capital expenditure activity for the six months ended June 30, 2004 and 2003:

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Leasehold costs	$4,357	$3,739
Development drilling	33,010	8,364
Exploratory drilling	22,675	21,151
Offshore production facilities	4,368	1,990
Workovers and recompilations	7,712	3,941
Other	205	1,527

	$72,327	$40,712

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $72.1 million and $39.2 million on development and exploration activities in the six months ended June 30, 2004 and 2003, respectively. We have budgeted approximately $150.0 million for development and exploration projects in 2004 including our 59.9% share of Bois d’Arc Energy’s capital expenditures for the last six months of 2004. We expect to use internally generated cash flow to fund our development and exploration activity.

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

     We had $220.0 million in principal amount of our 11 1/4% senior notes which were due in 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004, we repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, we redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase the of 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, we sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The senior notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.

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

     Indebtedness under the new credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The new credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of June 30, 2004.

     On December 8, 1997, Comstock acquired certain oil and natural gas properties from and entered into a joint exploration venture with Bois d’Arc Offshore, Ltd. (“Bois d’Arc”) which covers the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. On July 16, 2004, Comstock contributed its interests in substantially all of its oil and natural gas properties located in the state and federal waters in the Gulf of Mexico (which were either acquired from or developed with Bois d’Arc under the joint exploration venture), net of $102.8 million in related debt, to Bois d’Arc Energy, LLC, a recently-formed Nevada limited liability company (“Bois d’Arc Energy”). Bois d’Arc, as well as several other persons and entities, also contributed their interests in certain oil and natural gas properties that were developed under the joint exploration venture to Bois d’Arc Energy. As a result of these transactions, Comstock holds approximately 59.9% equity interest in Bois d’Arc Energy. Comstock will account for its interest in the joint venture based on its proportionate ownership.

     In connection with the formation of the new venture, Comstock has made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $152.0 million was outstanding on the formation date. Bois d’Arc Energy and its subsidiaries each became guarantors of Comstock’s bank credit facility and the 6 7/8% senior notes. Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by Comstock in the near future. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. Comstock anticipates that it will have a significant ownership interest in Bois d’Arc

Energy after the refinancing. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with Comstock by December 1, 2004 (or such later date as is determined by Bois d’Arc Energy’s Board of Managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

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

     Oil and Natural Gas Prices

     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the six months ended June 30, 2004, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $16.1 million.

     Interest Rates

     At June 30, 2004, we had long-term debt of $324.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $149.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

ITEM 4.	CONTROLS AND PROCEDURES

     As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 10, 2004.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class A directors and such nominees were elected.

(c)	Out of a total 34,678,862 shares of the Company’s common stock outstanding and entitled to vote, 29,804,798 shares were present at the meeting in person or by proxy, representing approximately 86%. Matters voted upon at the meeting were as follows:

(i)	Two Class A Directors were elected to Company’s board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
Cecil E. Martin, Jr.	28,620,482	1,184,316
Nancy E. Underwood	29,696,682	108,116

     Other directors of the Company whose term of office as a director continued after the meeting are as follows:

Class B Directors	Class C Directors
M. Jay Allison	Roland O. Burns
David W. Sledge	David K. Lockett

(ii)	The appointment of Ernst & Young LLP as the Company’s certified public accountants for 2004 was ratified by a vote of 28,362,469 shares for; 1,436,509 shares against and 5,820 shares abstaining.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

Exhibit No.	Description
4.1*	Third Supplemental Indenture to the Indenture dated as of February 25, 2004, among Comstock Resources, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, as such is amended and supplemented by the First Supplemental Indenture dated as of February 25, 2004 and the Second Supplemental Indenture dated March 11, 2004.
10.1*	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of February 25, 2004, among Comstock Resources, Inc., the lenders named in therein, and Bank of Montreal, as Administrative Agent for the Lenders and as Issuing Bank, as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2004.
10.2*	Contribution Agreement, dated as of July 16, 2004, by and among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore, LLC, and Comstock Resources, Inc.
10.3*	Services Agreement, dated as of July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC.
10.4*	Loan Agreement, dated as of July 16, 2004, by and between Comstock Resources, Inc., as lender, and Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, and Bois d’Arc Offshore, Ltd., as borrower.
10.5*	Note made by Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, and Bois d’Arc Offshore, Ltd., as borrower, to Comstock Resources, Inc.
10.6*	Operating Agreement, dated as of July 16, 2004, of Bois d’Arc Energy, LLC.
10.7*	Transfer Restriction Agreement, dated as of July 16, 2004, of Bois d’Arc Energy, LLC.
10.8*#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison, as amended.
10.9*#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns, as amended.
15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
#	Compensatory plan

b.	Reports on Form 8-K

     Form 8-K Reports filed subsequent to March 31, 2004 are as follows:

Date	Item	Description
May 4, 2004	5 & 7	Repurchase of remaining 11 1/4% Senior Notes due 2007.
May 4, 2004	5 & 7	Financial results for the three months ended March 31, 2004.
May 12,2004	5 & 7	Announcement of newly elected director.
July 23, 2004	2 & 7	Contribution of Gulf of Mexico Properties to new Joint Venture.
August 5, 2004	5 & 7	Financial results for the three months and six months ended June 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date August 6, 2004	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date August 6, 2004	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)