Form 10-Q
period 2004-09-30
COMSTOCK RESOURCES INC
filed 2004-11-09
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2004

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

     Yes ☑ No ☐

     The number of shares outstanding of the registrant’s common stock, par value $.50, as of November 9, 2004 was 34,776,742.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2004

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(In thousands)
ASSETS
Cash and Cash Equivalents	$29,079	$5,343
Accounts Receivable:
Oil and gas sales	25,990	21,868
Joint interest operations	14,799	9,524
Other Current Assets	5,616	4,802

Total current assets	75,484	41,537
Property and Equipment:
Unevaluated oil and gas properties	17,398	18,075
Oil and gas properties, successful efforts method	1,330,997	1,052,564
Other	4,997	4,047
Accumulated depreciation, depletion and amortization	(490,747)	(376,000)

Net property and equipment	862,645	698,686
Other Assets	12,600	6,133

	$950,729	$746,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Portion of Long-Term Debt	$975	$623
Accounts Payable	49,918	38,713
Accrued Expenses	13,280	10,561

Total current liabilities	64,173	49,897
Long-Term Debt, less current portion	381,000	306,000
Deferred Taxes Payable	91,911	81,629
Reserve for Future Abandonment Costs	28,406	19,174
Minority Interests	52,899	—
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 34,776,742 and 34,308,861 shares outstanding at September 30, 2004 and December 31, 2003, respectively	17,388	17,154
Additional paid-in capital	168,911	166,242
Retained earnings	146,041	115,032
Deferred compensation-restricted stock grants	—	(8,772)

Total stockholders’ equity	332,340	289,656

	$950,729	$746,356

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Oil and gas sales	$78,353	$56,866	$205,622	$182,603
Operating expenses:
Oil and gas operating	15,409	11,812	40,515	33,708
Exploration	9,400	1,225	14,579	3,366
Depreciation, depletion and amortization	20,503	15,163	52,040	44,867
General and administrative, net	3,665	1,508	9,637	4,983

Total operating expenses	48,977	29,708	116,771	86,924

Income from operations	29,376	27,158	88,851	95,679
Other income (expenses):
Interest income	46	16	80	59
Other income	43	73	129	164
Interest expense	(4,803)	(7,370)	(15,594)	(22,648)
Loss on early extinguishment of debt	—	—	(19,599)	—
Loss on derivatives	(553)	—	(553)	—
Formation costs	(1,641)	—	(1,641)	—
Minority interests in net income before income taxes	(3,221)	—	(3,221)	—

Total other income (expenses)	(10,129)	(7,281)	(40,399)	(22,425)

Income before income taxes and cumulative effect of change in accounting principle	19,247	19,877	48,452	73,254
Provision for income taxes	(6,929)	(6,957)	(17,443)	(25,639)

Income before cumulative effect of change in accounting principle	12,318	12,920	31,009	47,615

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	675

Net income	12,318	12,920	31,009	48,290
Preferred stock dividends	—	—	—	(573)

Net income attributable to common stock	$12,318	$12,920	$31,009	$47,717

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.36	$0.38	$0.91	$1.50

Diluted	$0.34	$0.36	$0.86	$1.36

Net income per share:
Basic	$0.36	$0.38	$0.91	$1.52

Diluted	$0.34	$0.36	$0.86	$1.38

Weighted average common and common stock equivalent shares outstanding:
Basic	34,204	33,562	34,091	31,336

Diluted	35,979	35,398	36,037	34,964

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2004
(Unaudited)

				Deferred
		Additional		Compensation-
	Common	Paid-In	Retained	Restricted
	Stock	Capital	Earnings	Stock Grants	Total
	(In thousands)
Balance at December 31, 2003	$17,154	$166,242	$115,032	$(8,772)	$289,656
Adoption of SFAS 123	—	(8,772)	—	8,772	—
Value of stock options issued for exploration projects, net of deferred taxes	—	3,672	—	—	3,672
Stock-based compensation	—	3,494	—	—	3,494
Exercise of stock options	234	4,275	—	—	4,509
Net income	—	—	31,009	—	31,009

Balance at September 30, 2004	$17,388	$168,911	$146,041	$—	$332,340

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,009	$48,290
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	15,831	2,248
Depreciation, depletion and amortization	52,040	44,867
Stock-based compensation	3,494	239
Deferred income taxes	13,054	25,639
Debt issuance costs amortization	739	900
Loss on derivatives	553	—
Loss on early extinguishment of debt	19,599	—
Minority interests in net income before income taxes	3,221	—
Cumulative effect of change in accounting principle, net of income taxes	—	(675)

	139,540	121,508

Increase in accounts receivable	(8,564)	(6,583)
(Increase) decrease in other current assets	(802)	213
Increase (decrease) in accounts payable and accrued expenses	(626)	3,971

Net cash provided by operating activities	129,548	119,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(111,513)	(62,159)
Acquisition deposit	(6,317)	—
Formation of Bois d’Arc Energy, net of cash acquired	(44,581)	—

Net cash used for operating activities	(162,411)	(62,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	228,546	16,401
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(5,963)	—
Principal payments on debt	(344,067)	(70,659)
Proceeds from issuance of common stock	3,083	1,971
Dividends paid on preferred stock	—	(573)

Net cash used for financing activities	56,599	(52,860)

Net decrease in cash and cash equivalents	23,736	4,090
Cash and cash equivalents, beginning of period	5,343	1,682

Cash and cash equivalents, end of period	$29,079	$5,772

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2004 and the related results of operations and cash flows for the nine months ended September 30, 2004 and 2003.

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

     The results of operations for the nine months ended September 30, 2004 are not necessarily an indication of the results expected for the full year.

     Reclassifications

     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

     Formation of Bois d’Arc Energy

     In July 2004, Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) was formed by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of the Company and Bois d’Arc Resources, (“Bois d’Arc Resources”) Ltd., Bois d’Arc Offshore, Ltd. and certain individual and corporate investors in their exploration activities (collectively, the “Bois d’Arc Participants”) to replace a joint exploration venture established in 1997 by Comstock Offshore and Bois d’Arc Resources to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc Resources was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore advanced the funds for the acquisition of 3-D seismic data and leases. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc Resources warrants exercisable for the purchase of shares of Comstock’s common stock.

     In July 2004, each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy (29,935,761 LLC units out of 50,000,000 LLC units issued). The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.7 million for advances made under the exploration joint venture for undrilled prospects. In connection with the formation, the debt contributed by the Bois d’Arc Participants was repaid.

     The following table sets forth the assets contributed and the liabilities assumed on the date of the formation of Bois d’Arc Energy:

	Comstock	Minority
	Offshore	Interests	Combined
	(In thousands)
Cash and cash equivalents	$6	$14,877	$14,883
Accounts receivable	—	845	845
Oil and gas properties	507,704	189,354	697,058
Other properties	1,030	849	1,879
Accumulated depreciation, depletion and amortization	(158,512)	(63,784)	(222,296)
Accounts payable and accrued expenses	—	(28,730)	(28,730)
Debt	(83,172)	(28,175)	(111,347)
Reserve for future abandonment	(18,458)	(7,985)	(26,443)
Cash distributed	—	(27,573)	(27,573)

	$248,598	$49,678	$298,276

     The accompanying consolidated financial statements include the operations of Bois d’Arc Energy beginning in July 2004 when Bois d’Arc Energy was formed. The 40.1% of Bois d’Arc Energy not owned by Comstock has been reflected in the accompanying consolidated financial statements as a minority interests liability and as minority interests in net income. The following table sets forth the changes in the minority interests balance attributable to the 40.1% of Bois d’Arc Energy not owned by Comstock:

Three Months and
Nine Months Ended
September 30, 2004
(In thousands)
Contributions of assets and assumption of liabilities by minority interest owners	$49,678
Minority interests in net income of Bois d’Arc Energy	3,221

Minority interests liability	$52,899

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Set forth in the following table is certain unaudited pro forma financial information for the nine months ended September 30, 2004 and 2003. This information has been prepared assuming that the formation of Bois d’Arc Energy was consummated on January 1, 2003 and is based on estimates and assumptions deemed appropriate by Comstock. A pro forma adjustment has been made to add back the formation costs of $1.6 million that were included in the operating results for the nine months ended September 30, 2004. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock would have achieved if the transactions had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the transaction.

	For the Nine Months Ended
	September 30,
	2004	2003
	(In thousands, except per share
	amounts)
Oil and gas sales	$230,125	$225,921
Total operating expenses	(131,317)	(104,302)
Total other income (expenses)	(49,285)	(43,007)

Income before income taxes and cumulative effect of change in accounting principle	49,523	78,612
Provision for income taxes	(17,828)	(27,568)

Income before cumulative effect of change in accounting principle	31,695	51,044
Cumulative effect of change in accounting principle, net of income taxes	—	675
Preferred stock dividends	—	(573)

Net income attributable to common stock	$31,695	$51,146

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.93	$1.61

Diluted	$0.88	$1.46

Net income per share:
Basic	$0.93	$1.63

Diluted	$0.88	$1.48

     Formation Costs

     The consolidated financial statements include $1.6 million of costs incurred in connection with the formation of Bois d’Arc Energy including a termination fee of $1.2 million for the cancellation of a service agreement for accounting and administrative services provided to Bois d’Arc Offshore Ltd. The fee is payable in monthly installments over a two year period beginning October 2004.

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     The following is an analysis of the consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Current	$1,075	$—	$4,389	$—
Deferred	5,854	6,957	13,054	25,639

Provision for Income Taxes	$6,929	$6,957	$17,443	$25,639

     Stock-Based Compensation

     Prior to January 1, 2004, Comstock accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, the Company changed its method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by Comstock as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for the three months and nine months ended September 30, 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. During the three months and nine months ended September 30, 2004, the Company recorded $1.1 million and $3.5 million, respectively, in stock-based compensation expense in general and administrative expenses.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     In accordance with the modified prospective transition method, results for years prior to 2004 have not been restated. For the three months and nine months ended September 30, 2003, the Company accounted for stock-based compensation for employees under APB 25 and related interpretations, under which no compensation cost was recognized for employee stock options. If compensation costs had been determined in accordance with SFAS 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003
	(In thousands, except per share amounts)
Net income, as reported	$12,920	$48,290
Add stock-based employee compensation expense included in reported net income, net of income taxes	78	155
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income taxes	(463)	(1,360)

Pro forma net income	$12,535	$47,085

Basic earnings per share: As reported	$0.38	$1.52
Pro forma	$0.37	$1.48
Diluted earnings per share: As reported	$0.36	$1.38
Pro forma	$0.35	$1.35

     Asset Retirement Obligations

     Comstock adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), on January 1, 2003. This statement required Comstock to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depreciation, depletion, and amortization, (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $675,000, net of income taxes, which was reflected as the cumulative effect of a change in accounting principle.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. As of September 30, 2004, Comstock had $1.7 million held in an escrow account from which funds are released only for reimbursement of plugging and abandonment expenses on certain offshore oil and gas properties. This amount is included in Other Assets in the consolidated balance sheet. The following table summarizes the changes in Comstock’s total estimated future abandonment liability during the nine months ended September 30, 2004 and 2003:

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Future abandonment liability - beginning of period	$19,174	$16,677
Cumulative effect adjustment	—	(1,476)
Accretion expense	1,049	558
New wells placed on production	839	—
Contributed by minority interests	7,985	—
Liabilities settled	(641)	(266)

Future abandonment liability - end of period	$28,406	$15,493

     Earnings Per Share

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003, were determined as follows:

	Three Months Ended September 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$12,318	34,204	$0.36	$12,920	$33,562	$0.38

Diluted Earnings Per Share:
Net Income	$12,318	34,204		$12,920	33,562
Effect of Dilutive Securities:
Stock Grants and Options	—	1,775		—	1,836

Net Income Available to Common Stockholders With Assumed Conversions	$12,318	35,979	$0.34	$12,920	35,398	$0.36

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Nine Months Ended September 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$31,009	34,091		$47,615	31,336
Less Preferred Stock Dividends	—	—		(573)	—

Net Income Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	31,009	34,091	$0.91	47,042	31,336	$1.50

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	34,091	—	675	31,336	0.02

Net Income Available to Common Stockholders	$31,009	34,091	$0.91	$47,717	31,336	$1.52

Diluted Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$31,009	34,091		$47,615	31,336
Effect of Dilutive Securities:
Stock, Grants and Options	—	1,946		—	1,531
Convertible Preferred Stock	—	—		—	2,097

Net Income Available to Common Stockholders With Assumed Conversions Before Cumulative Effect of Change in Accounting Principle	31,009	36,037	$0.86	47,615	34,964	$1.36

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	36,037	—	675	34,964	0.02

Net Income Available to Common Stockholders with assumed conversions.	$31,009	36,037	$0.86	$48,290	34,964	$1.38

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     The following table sets, out the derivative financial instruments, outstanding at September 30, 2004, which are held for natural gas price risk management:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
January 1, 2005	December 31, 2005	3,072,000	Henry Hub	Collar	$4.50	$10.30
January 1, 2005	December 31, 2005	2,400,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

     The fair market value of these derivative financial instruments at September 30, 2004, was a loss of $553,000 which is reflected as a liability in the accompanying consolidated financial statements. Comstock has not designated these instruments as cash flow hedges and accordingly the loss on derivatives of $553,000 is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2004.

     Comstock had an interest rate swap agreement covering $25.0 million of its floating rate debt in place during the three months and nine months ended September 30, 2003, which resulted in a realized loss of $36,000 and $72,000, respectively, which was included in interest expense in the related periods.

     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Cash Payments -
Interest payments	$18,244	$15,815
Income tax payments	$5,954	$—
Noncash Investing and Financing Activities -
Value of warrants issued under exploration agreement net of deferred taxes	$3,672	$3,253

     (2) LONG-TERM DEBT -

     At September 30, 2004, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$206,000
6 7/8% Senior Notes due 2012	175,000
Other	975

381,975
Less current portion	975

$381,000

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

     On February 25, 2004, Comstock also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The new credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the new credit facility are limited to a borrowing base that was $300.0 million as of September 30, 2004. Borrowings under the new credit facility were used to refinance amounts outstanding under the prior bank credit facility and to fund the repurchase of the 1999 Notes.

     Indebtedness under the new credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The new credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of September 30, 2004.

     Bois d’Arc Energy and each of Comstock’s wholly owned subsidiaries are guarantors of Comstock’s 6 7/8% senior notes due 2012 and the new bank credit facility.

     (3) SUBSEQUENT EVENT -

     On October 4, 2004, Comstock acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 42.3 billion cubic feet of gas equivalent and include 165 active wells of which 69 will be operated by the Company. The acquisition was funded by borrowings under the Company’s bank credit facility.

     On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed underwritten initial public offering of $150.0 million of its common stock. The proceeds of this offering would be utilized to repay certain indebtedness to Comstock. At the date of this report, the Form S-1 is not effective.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

     We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 26, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
November 8, 2004

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

     Formation of Bois d’Arc Energy

     In December 1997, we established a joint exploration venture with Bois d’Arc Resources, Ltd. (“Bois d’Arc”) to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. We advanced the funds for the acquisition of 3-D seismic data and leases. We were reimbursed for all advanced costs and were entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, we issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of our common stock. In July 2004, we formed Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) with Bois d’Arc and certain individual and corporate investors in their exploration activities, which are collectively referred to as the “Bois d’Arc Participants” to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed substantially all of our Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects. Bois d’Arc Energy’s operations are included in our consolidated financial statements, beginning in July 2004.

     Results of Operations

     The following table reflects certain summary operating data for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Production Data:
Oil (Mbbls)	554	377	1,416	1,174
Natural gas (MMcf)	9,383	9,080	26,201	25,912
Natural gas equivalent (Mmcfe)	12,707	11,343	34,697	32,954
Average Sales Price:
Oil (per Bbl)	$42.46	$29.50	$38.67	$30.79
Natural gas (per Mcf)	5.85	5.04	5.76	5.65
Average equivalent price (per Mcfe)	6.17	5.01	5.93	5.54
Expenses ($ per Mcfe):
Oil and gas operating (1)	$1.21	$1.04	$1.17	$1.02
Depreciation, depletion and amortization (2)	1.57	1.31	1.46	1.34

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

     Our oil and gas sales increased $21.5 million (38%) in the third quarter of 2004 to $78.4 million, from $56.9 million in 2003’s third quarter due to an increase in our production and higher crude oil and natural gas prices. Our average natural gas price increased by 16% and our average crude oil price increased by 44% in the third quarter of 2004 as compared to the same period in 2003. Our production in the third quarter of 2004 increased by 12% over the third quarter of 2003 due to new production from our drilling activity and the properties contributed by the Bois d’Arc Participants on the formation of Bois d’Arc Energy. For the first nine months of 2004, our oil and gas sales increased $23.0 million (13%) to $205.6 million from $182.6 million for the nine months ended September 30, 2003. The increase is primarily attributable to a 5% increase in our production and a 26% increase in our average crude oil price and 2% increase in our average natural gas price.

Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased $3.6 million (30%) to $15.4 million in the third quarter of 2004 from $11.8 million in the third quarter of 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.17 to $1.21 in the third quarter of 2004 from $1.04 in the third quarter of 2003. Oil and gas operating costs for the nine months ended September 30, 2004 increased $6.8 million (20%) to $40.5 million from $33.7 million for the nine months ended September 30, 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.15 to $1.17 for the nine months ended September 30, 2004, from $1.02 for the same period in 2003. The increase in operating expenses in 2004 is primarily related to the properties contributed by the Bois d’Arc Participants. The higher costs per Mcf equivalent unit produced are partially related to lost production during September 2004 in the Gulf of Mexico, which was shut-in due to hurricane activity.

     In the third quarter of 2004, we had a $9.4 million provision for exploration expense as compared to $1.2 million in 2003’s third quarter. The provision in the third quarter of 2004 primarily relates to three exploratory dry holes drilled by Bois d’Arc Energy in the Gulf of Mexico together with three dry holes drilled in our South Texas exploration region. For the nine months ended September 30, 2004, we had a provision for exploration expense totaling $14.6 million as compared to $3.4 million in the same period in 2003. The 2004 provision primarily related to ten exploratory dry holes combined with expenditures relating to the acquisition of seismic data in 2004.

     Depreciation, depletion and amortization (“DD&A”) increased $5.3 million (35%) to $20.5 million in the third quarter of 2004 from $15.2 million in the third quarter of 2003 due primarily to the 12% increase in our production. DD&A per equivalent Mcf produced for the three months ended September 30, 2004 was $1.57, as compared to $1.31 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, DD&A increased $7.2 million (16%) to $52.0 million from $44.9 million for the nine months ended September 30, 2003. The increase is due to the 5% increase in production and our higher average amortization rate. DD&A per equivalent Mcf increased by $0.12 to $1.46 for the nine months ended September 30, 2004 from $1.34 for the nine months ended September 30, 2003.

     General and administrative expenses, which are reported net of overhead reimbursements, of $3.7 million for the third quarter of 2004 were 143% higher than general and administrative expenses of $1.5 million for the third quarter of 2003. For the first nine months of 2004, general and administrative expenses increased to $9.6 million from $5.0 million for the nine months ended September 30, 2003. The increases are primarily related to stock-based compensation expense that we recorded in the three months and nine months ended September 30, 2004 of $1.1 million and $3.5 million, respectively, resulting from our adoption of a fair value-based method of accounting for employee stock-based compensation including our employee stock options on January 1, 2004. Beginning in July 2004, we also are including general and administrative expenses of Bois d’Arc Energy which totaled $0.8 million for the three months ended September 30, 2004.

     Interest expense decreased $2.6 million (35%) to $4.8 million for the third quarter of 2004 from $7.4 million in the third quarter of 2003. The decrease is related to the early retirement of $220.0 million of principal amount of our 11 1/4% senior notes which were refinanced with $175.0 million new 6 7/8% senior notes along with borrowings under a new bank credit facility. The average interest rate on the outstanding borrowings under the bank credit facility increased to 3.0% in the third quarter of 2004 as compared to 2.9% in the third quarter of 2003. Interest expense for the nine months ended September 30, 2004 decreased $7.0 million (31%) to $15.6 million from $22.6 million for the nine months ended September 30, 2003. The decrease is also attributable to refinancing of the 11 1/4% senior notes. The average interest rate under the bank credit facility decreased to 2.8% in the nine months of 2004 as compared to 3.1% in the nine months of 2003.

     We reported net income of $12.3 million for the three months ended September 30, 2004, as compared to net income of $12.9 million for the three months ended September 30, 2003. Net income per share for the third quarter of 2004 was $0.34 on weighted average diluted shares outstanding of 36.0 million as compared to $0.36 for the third quarter of 2003 on weighted average diluted shares outstanding of $31.4 million. Net income for the nine months ended September 30, 2004 was $31.9 million, as compared to net income of $47.7 million for the nine months ended September 30, 2003. Net income per diluted share for the nine months ended September 30, 2004, was $0.86 as compared to $1.38 for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003, included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or $0.35 per diluted share) relating to the early retirement of our 11 1/4% senior notes.

     Critical Accounting Policies

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference. There have been no material changes to our accounting policies during the nine months ended September 30, 2004 with the exception of our adoption of a fair value-based method of accounting for stock-based compensation including employee stock options as discussed in Note 1 to the accompanying financial statements.

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2004, our net cash flow provided by operating activities totaled $139.5 million and we received proceeds of $175.0 million from a public offering of eight-year senior notes. We also increased the debt outstanding under our bank credit facility by $120.0 million.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2004, we incurred capital expenditures of $111.5 million primarily for our development and exploration activities and we retired our 11 1/4% senior notes.

     The following table summarizes our capital expenditure activity excluding the formation of Bois d’Arc Energy for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Acquisitions	$716	$684
Leasehold costs	4,507	4,140
Development drilling	49,478	15,097
Exploratory drilling	36,464	29,399
Offshore production facilities	7,626	3,258
Workovers and recompilations	12,219	7,977
Other	503	1,604

	$111,513	$62,159

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $110.3 million and $59.5 million on development and exploration activities in the nine months ended September 30, 2004 and 2003, respectively. We have budgeted to spend approximately $52.0 million for development and exploration projects in the last three months of 2004 including Bois d’Arc Energy’s capital expenditures. We expect to use internally generated cash flow to fund our development and exploration activity.

     On October 4, 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. We do not have a specific budget for any additional acquisitions in 2004 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

     We had $220.0 million in principal amount of our 11 1/4% senior notes which were due in 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004, we repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, we redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for the repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, we sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The senior notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.

     On February 25, 2004, we also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The new bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the new bank credit facility are limited to a borrowing base that was set at $300.0 million upon the retirement of the 1999 Notes. Borrowings under the new bank credit facility were used to refinance amounts outstanding under our prior bank credit facility and to fund the repurchase of the 1999 Notes.

     Indebtedness under the new bank credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The new bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the new bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The new bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of September 30, 2004.

     In connection with the formation of Bois d’Arc Energy, we have made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $151.0 million was outstanding on September 30, 2004. Bois d’Arc Energy and its subsidiaries each became guarantors of our bank credit facility and our 6 7/8% senior notes. Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by us in the near future. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed underwritten initial public offering of $150.0 million of its common stock. At the date of this report, the Form S-1 is not effective. We anticipate that we will maintain a controlling ownership interest in Bois d’Arc Energy after the closing of such refinancing. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with us by February 28, 2005 (or such later date as is determined by Bois d’Arc Energy’s Board of Managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Oil and Natural Gas Prices

     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2004, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $25.1 million.

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

     The following table sets out the derivative financial instruments outstanding at September 30, 2004 which are held for natural gas price risk management:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
January 1, 2005	December 31, 2005	3,072,000	Henry Hub	Collar	$4.50	$10.30
January 1, 2005	December 31, 2005	2,400,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

     Interest Rates

     At September 30, 2004, we had long-term debt of $381.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $206.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under our bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Operating Agreement, noted as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to the Registration statement on Form S-1 [File No. 333-119511] filed by Bois d’Arc Energy, LLC on October 4, 2004).

10.2	First Amendment, dated September 29, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 [File No. 333-119511] filed by Bois d’Arc Energy LLC on October 4, 2004).

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

b. Reports on Form 8-K

     Form 8-K Reports filed subsequent to June 30, 2004 are as follows:

Date	Item	Description
July 23, 2004	2 & 7	Contribution of Gulf of Mexico Properties to new Joint Venture.

August 5, 2004	5 & 7	Financial results for the three months and six months ended June 30, 2004.

August 27, 2004	8.01 & 9.01	Announcement of acquisition.

October 5, 2004	1.01 & 9.01	Amendment to extend the date by which Bois d’Arc Energy must consummate a financing transaction.

November 4, 2004	2.02 & 9.01	Drilling and operating results for the three months and nine months ended September 30, 2004.

November 8, 2004	2.02 & 9.01	Financial results for the three months and nine months ended September 30, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: November 9, 2004	/s/ M. JAY ALLISON

M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 9, 2004	/s/ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)