Form 10-Q/A
period 2004-09-30
COMSTOCK RESOURCES INC
filed 2004-12-14
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

     Comstock Resources, Inc. has determined that it should include under Item 1 of its Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the “Quarterly Report”), the financial statements of its newly formed non wholly-owned subsidiary guarantor, Bois d’Arc Energy, LLC, for the same period covered by the Quarterly Report. Accordingly, this Amendment to the Quarterly Report being filed by Comstock Resources, Inc. includes such financial statements of Bois d’Arc Energy, LLC. Bois d’Arc Energy, LLC became a guarantor of Comstock Resources, Inc. 6⅞% Senior Notes due 2012 on July 16, 2004. In addition, Item 2 of the Quarterly Report is being amended to correct several typographical errors and to reclass $515,000 of compensation expense at Bois d’Arc Energy from Minority Interests Liability to Accrued Expenses to conform the presentation in the consolidated financial statement of Comstock Resources, Inc. to the presentations in Bois d’Arc Energy, LLC and is presented in its entirety, as amended.

     Other than the foregoing and the new certifications of the Chief Executive Officer and Chief Financial Officer of the registrant, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, no other changes have been made to the Quarterly Report. This Amendment does not reflect events occurring after the initial filing of the original Quarterly Report filed on November 9, 2004, or modify or update the disclosures presented in the original Quarterly Report, except as discussed above.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2004	2003
	(In thousands)
Cash and Cash Equivalents	$29,079	$5,343
Accounts Receivable:
Oil and gas sales	25,990	21,868
Joint interest operations	14,799	9,524
Other Current Assets	5,616	4,802

Total current assets	75,484	41,537
Property and Equipment:
Unevaluated oil and gas properties	17,398	18,075
Oil and gas properties, successful efforts method	1,330,997	1,052,564
Other	4,997	4,047
Accumulated depreciation, depletion and amortization	(490,747)	(376,000)

Net property and equipment	862,645	698,686
Other Assets	12,600	6,133

	$950,729	$746,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$975	$623
Accounts Payable	49,918	38,713
Accrued Expenses	13,795	10,561

Total current liabilities	64,688	49,897
Long-Term Debt, less current portion	381,000	306,000
Deferred Taxes Payable	91,911	81,629
Reserve for Future Abandonment Costs	28,406	19,174
Minority Interests	52,384	—
Stockholders’ Equity:
Common stock-$0.50 par, 50,000,000 shares authorized, 34,776,742 and 34,308,861 shares outstanding at September 30, 2004 and December 31, 2003, respectively	17,388	17,154
Additional paid-in capital	168,911	166,242
Retained earnings	146,041	115,032
Deferred compensation-restricted stock grants	—	(8,772)

Total stockholders’ equity	332,340	289,656

	$950,729	$746,356

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Oil and gas sales	$78,353	$56,866	$205,622	$182,603
Operating expenses:
Oil and gas operating	15,409	11,812	40,515	33,708
Exploration	9,400	1,225	14,579	3,366
Depreciation, depletion and amortization	20,503	15,163	52,040	44,867
General and administrative, net	3,665	1,508	9,637	4,983

Total operating expenses	48,977	29,708	116,771	86,924

Income from operations	29,376	27,158	88,851	95,679
Other income (expenses):
Interest income	46	16	80	59
Other income	43	73	129	164
Interest expense	(4,803)	(7,370)	(15,594)	(22,648)
Loss on early extinguishment of debt	—	—	(19,599)	—
Loss on derivatives	(553)	—	(553)	—
Formation costs	(1,641)	—	(1,641)	—
Minority interests in net income before income taxes	(3,221)	—	(3,221)	—

Total other income (expenses)	(10,129)	(7,281)	(40,399)	(22,425)

Income before income taxes and cumulative effect of change in accounting principle	19,247	19,877	48,452	73,254
Provision for income taxes	(6,929)	(6,957)	(17,443)	(25,639)

Income before cumulative effect of change in accounting principle	12,318	12,920	31,009	47,615

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	675
Net income	12,318	12,920	31,009	48,290

Preferred stock dividends	—	—	—	(573)

Net income attributable to common stock	$12,318	$12,920	$31,009	$47,717

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.36	$0.38	$0.91	$1.50

Diluted	$0.34	$0.36	$0.86	$1.36

Net income per share:
Basic	$0.36	$0.38	$0.91	$1.52

Diluted	$0.34	$0.36	$0.86	$1.38

Weighted average common and common stock equivalent shares outstanding:
Basic	34,204	33,562	34,091	31,336

Diluted	36,113	35,398	36,037	34,964

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,009	$48,290
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	15,831	2,248
Depreciation, depletion and amortization	52,040	44,867
Stock-based compensation	3,494	239
Deferred income taxes	13,054	25,639
Debt issuance costs amortization	739	900
Loss on derivatives	553	—
Loss on early extinguishment of debt	19,599	—
Minority interests in net income before income taxes	3,221	—
Cumulative effect of change in accounting principle, net of income taxes	—	(675)

	139,540	121,508

(Increase) decrease in accounts receivable	12,583	(6,583)
(Increase) decrease in other current assets	(802)	213
Increase (decrease) in accounts payable and accrued expenses	(26,861)	3,971

Net cash provided by operating activities	124,460	119,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(111,513)	(62,159)
Acquisition deposit	(6,317)	—
Formation of Bois d’Arc Energy, net of cash acquired	(39,493)	—

Net cash used for operating activities	(157,323)	(62,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	228,546	16,401
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(5,963)	—
Principal payments on debt	(344,067)	(70,659)
Proceeds from issuance of common stock	3,083	1,971
Dividends paid on preferred stock	—	(573)

Net cash used for financing activities	56,599	(52,860)

Net decrease in cash and cash equivalents	23,736	4,090
Cash and cash equivalents, beginning of period	5,343	1,682

Cash and cash equivalents, end of period	$29,079	$5,772

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

     Formation of Bois d’Arc Energy

     In July 2004, Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) was formed by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of the Company and Bois d’Arc Resources, (“Bois d’Arc Resources”) Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) to replace a joint exploration venture established in 1997 by Comstock Offshore and Bois d’Arc Resources to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc Resources was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore advanced the funds for the acquisition of 3-D seismic data and leases. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc Resources warrants exercisable for the purchase of shares of Comstock’s common stock.

     In July 2004, each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy (29,935,761 LLC units out of 50,000,000 LLC units issued). The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the exploration joint venture for undrilled prospects.

     The following table sets forth the assets contributed and the liabilities assumed on the date of the formation of Bois d’Arc Energy:

	Comstock
	Offshore	Minority Interests	Combined
	(In thousands)
Cash and cash equivalents	$6	$17,024	$17,030
Other current assets	—	21,992	21,992
Property and equipment, net	362,959	113,262	476,221
Current liabilities and bank loan	—	(66,788)	(66,788)
Payable to Comstock Resources	(83,177)	—	(83,177)
Reserve for future abandonment	(18,458)	(7,985)	(26,443)
Cash distributed	(12,742)	(28,342)	(41,084)

Net contribution	$248,588	$49,163	$297,751

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

Three Months and
Nine Months Ended
September 30, 2004
(In thousands)
Contributions of assets and assumption of liabilities by minority interest owners	$49,163
Minority interests in net income of Bois d’Arc Energy	3,221

Minority interests liability	$52,384

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Future abandonment liability — beginning of period	$19,174	$16,677
Cumulative effect adjustment	—	(1,476)
Accretion expense	1,049	558
New wells placed on production	839	—
Contributed by minority interests	7,985	—
Liabilities settled	(641)	(266)

Future abandonment liability — end of period	$28,406	$15,493

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

	Three Months Ended September 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$12,318	34,204	$0.36	$12,920	$33,562	$0.38

Diluted Earnings Per Share:
Net Income	$12,318	34,204		$12,920	33,562
Effect of Dilutive Securities:
Stock Grants and Options	—	1,909		—	1,836

Net Income Available to Common Stockholders With Assumed Conversions	$12,318	36,113	$0.34	$12,920	35,398	$0.36

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Nine Months Ended September 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$31,009	34,091		$47,615	31,336
Less Preferred Stock Dividends	—	—		(573)	—

Net Income Available to Common Stockholders Before Cumulative Effect of Change in Accounting Principle	31,009	34,091	$0.91	47,042	31,336	$1.50

Cumulative Effect of Change in Accounting Principle, net ofIncome Taxes	—	34,091	—	675	31,336	0.02

Net Income Available to Common Stockholders	$31,009	34,091	$0.91	$47,717	31,336	$1.52

Diluted Earnings Per Share:
Net Income Before Cumulative Effect of Change in Accounting Principle	$31,009	34,091	$47,615	31,336
Effect of Dilutive Securities:
Stock, Grants and Options	—	1,946	—	1,531
Convertible Preferred Stock	—	—	—	2,097
Net Income Available to Common Stockholders With Assumed Conversions Before Cumulative Effect of Change in Accounting Principle	31,009	36,037	$0.86	47,615	34,964	$1.36

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	36,037	—	675	34,964	0.02

Net Income Available to Common Stockholders with assumed conversions	$31,009	36,037	$0.86	$48,290	34,964	$1.38

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

     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Cash Payments —
Interest payments	$18,244	$15,815
Income tax payments	$5,954	$—
Noncash Investing and Financing Activities - Value of warrants issued under exploration agreement net of deferred taxes	$3,672	$3,253

(2) LONG-TERM DEBT -

     At September 30, 2004, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$206,000
6⅞% Senior Notes due 2012	175,000
Other	975

381,975
Less current portion	975

$381,000

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Comstock had $220.0 million in principal amount of 11¼% Senior Notes due 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004, Comstock repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, Comstock redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, Comstock sold $175.0 million of its senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6⅞%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The senior notes are unsecured obligations of the Company and are currently guaranteed by all of its subsidiaries.

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

     Bois d’Arc Energy and each of Comstock’s wholly owned subsidiaries are guarantors of Comstock’s 6⅞% senior notes due 2012 and the new bank credit facility.

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

/s/ Ernst & Young LLP

Dallas, Texas
November 8, 2004

BOIS D’ARC ENERGY, LLC

CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2004
(In thousands)

ASSETS

Cash and Cash Equivalents	$19,374
Accounts Receivable:
Oil and gas sales	8,520
Joint interest operations	8,957
Other Current Assets	12

Total current assets	36,863
Oil and Gas Properties, using successful efforts accounting:
Proved properties	270,699
Unproved properties	9,074
Wells and related equipment and facilities	429,769
Accumulated depreciation, depletion and amortization	(232,728)

Net oil and gas properties	476,814

Other Property and Equipment, net of accumulated depreciation of $1,365	555
Other Assets	277

$514,509

LIABILITIES AND EQUITY
Accounts Payable	$27,273
Accrued Expenses	3,763

Total current liabilities	31,036
Payable to Parent Company	151,156
Reserve for Future Abandonment Costs	26,523
Commitments and Contingencies
Class A Units	10
Class B Units	297,751
Retained Earnings	8,033

Total equity	305,794

$514,509

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception (July 16, 2004) to September 30, 2004
(Unaudited)

(In thousands except for per unit data)

Oil and gas sales	$37,756
Operating expenses:
Oil and gas operating	7,292
Exploration	6,660
Depreciation, depletion and amortization	12,218
General and administrative, net	795

Total operating expenses	26,965

Income from operations	10,791
Other income (expenses):
Interest income	22
Interest expense	(1,139)
Formation costs	(1,641)

Total other income (expenses)	(2,758)

Net income	$8,033

Net income per Class B unit:
Basic and diluted	$0.16

Weighted average Class B units outstanding:
Basic and diluted	50,000

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Period from Inception (July 16, 2004) to September 30, 2004
(Unaudited)

(In thousands)

			Retained
	Class A Units	Class B Units	Earnings	Total
Contributions of assets, net of liabilities assumed	$—	$297,751	$—	$297,751
Issuance of Class A Units	10	—	—	10
Net income	—	—	8,033	8,033

Balance at September 30, 2004	$10	$297,751	$8,033	$305,794

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF CASH FLOW
For the Period from Inception (July 16, 2004) to September 30, 2004
(Unaudited)

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,218
Dry hole costs and lease impairments	6,660
Decrease in accounts receivable	4,503
Decrease in accounts payable and accrued expenses	(7,577)

Net cash provided by operating activities	23,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Formation of Bois d’Arc Energy, net of cash contributed	(24,054)
Capital expenditures	(20,223)

Net cash used for investing activities	(44,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from parent company	67,979
Repayment of debt	(28,175)
Proceeds from issuance of Class A Units	10

Net cash provided by financing activities	39,814

Net increase in cash and cash equivalents	19,374
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$19,374

Cash paid for interest payments	$—

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

(1) Organization

     Bois d’Arc Energy, LLC (“Bois d’Arc Energy” or the “Company”) is engaged in oil and natural gas exploration, development and production in state and federal waters in the Gulf of Mexico. The Company was formed on July 16, 2004 (“Inception”) by Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’ Arc Participants”) and Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock Resources, Inc. (“Comstock”). The Bois d’Arc Participants and Comstock Offshore are collectively referred to as the “Bois d’Arc Energy Predecessors.”

     In December 1997, Comstock Offshore acquired from a predecessor of Bois d’Arc Resources, Ltd. and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Subsequent to the acquisition, the predecessor to Bois d’Arc Resources, Ltd. was dissolved and Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd. (collectively, “Bois d’Arc”) were created. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore advanced the funds for the acquisition of 3-D seismic data and leases. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock.

     On July 16, 2004, Bois d’Arc Energy was formed to replace the joint exploration venture. Each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants collectively contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

BOIS D’ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     The following table presents the assets and liabilities of the Bois d’Arc Energy Predecessors that were contributed to Bois d’Arc Energy:

Contributed to
Bois d'Arc
Energy
Cash	$17,030
Other current assets	21,992
Property and equipment, net	476,221

Total assets	515,243

Current liabilities and bank loan	(66,788)
Payable to parent company	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	338,835
Cash distributed	(41,084)

Net contribution	$297,751

(2) Summary of Significant Accounting Policies

     Accounting policies used by Bois d’Arc Energy reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d’Arc Energy as of September 30, 2004 and the related results of operations and cash flows for the period from Inception to September 30, 2004.

     The accompanying unaudited consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Bois d’Arc Energy believes that the disclosures made are adequate to make the information presented not misleading.

     The results of operations for the period from Inception to September 30, 2004 are not necessarily an indication of the results expected for the full year.

BOIS D’ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Asset Retirement Obligations

     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

(In thousands)
Contributed on July 16, 2004	$26,443
Accretion expense	421
New wells placed on production	250
Liabilities settled	(591)

Future abandonment liability — end of period	$26,523

     General and Administrative Expense

     General and administrative expenses include $60,000 paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement.

     Income Taxes

     Bois d’Arc Energy is a limited liability company which passes through its taxable income to its owners. Accordingly, no provision for federal or state corporate income taxes has been made in the accompanying unaudited consolidated interim financial statements.

     New Accounting Standards

     There are no new accounting standards that are expected to have an impact on the Interim Consolidated Financial Statements.

(3) Payable to Parent Company

     In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $152.3 million was borrowed on the line of credit to repay the liabilities assigned to the Company at its formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under the credit facility bear interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility matures on December 31, 2005. Interest expense of $1.1 million was charged by Comstock under the credit facility during the period from Inception to September 30, 2004.

     Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by Comstock. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with Comstock by February 28, 2005 (or such later date as is determined by Bois d’Arc Energy’s board of managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors

BOIS D’ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

had never formed Bois d’Arc Energy and instead had continued to own their portion of the respective properties individually.

(4) Long-term Incentive Plan

     On July 16, 2004, the unit holders approved the 2004 Long-term Incentive Plan (the “Incentive Plan”) for the management including officers, directors, employees and consultants. The Incentive Plan authorizes the grant of non-qualified options and incentive options to purchase Class B units and the grant of restricted Class C units. As of September 30, 2004, options to purchase 2,800,000 Class B units have been awarded under the Incentive Plan. These options have an exercise price of $6.00 per unit and vest over a five year period with service to Bois d’Arc Energy. Under the Incentive Plan, certain officers and managerial employees were granted a right to receive Class C units without cost to the employee. The restrictions on the Class C units lapse over a five year period. The Class C units are entitled to participate in the appreciation of the Company’s value and can convert to a maximum of one-half of a Class B unit. As of September 30, 2004, restricted Class C unit awards were outstanding for 4,290,000 units. These Class C units could convert to a maximum of 2,145,000 Class B units based on the future value of the Company.

     Bois d’Arc Energy follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each option award is estimated at the date of grant using the Black-Scholes options pricing model. The fair value of the Class B unit options was determined to be $2.90 per unit, and the fair value of the Class C unit awards was determined to be $3.00 per unit. In 2004, Bois d’Arc provided $0.7 million in equity-based compensation expense in general and administrative expenses.

(5) Commitments and Contingencies

     Guarantees of Comstock Debt

     In consideration for the $200.0 million credit facility being provided by Comstock, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6⅞% senior notes due 2012, of which $175.0 million principal amount is outstanding. Bois d’Arc Energy is also a guarantor of and has agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At September 30, 2004, Comstock had $206.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of September 30, 2004.

     Contingencies

     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

BOIS D’ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(6) Related Party Transactions

     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period beginning October 2004. A provision for termination fee has been included in formation costs in the accompanying unaudited consolidated financial statements. Bois d’Arc Energy entered into a new service agreement with Comstock pursuant to which Comstock provides accounting services for $240,000 annually beginning in July 2004.

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

     Formation of Bois d’Arc Energy

     In December 1997, we established a joint exploration venture with Bois d’Arc Resources, Ltd. (“Bois d’Arc”) to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. We advanced the funds for the acquisition of 3-D seismic data and leases. We were reimbursed for all advanced costs and were entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, we issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of our common stock. In July 2004, we formed Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) with Bois d’Arc and certain participants in their exploration activities, which are collectively referred to as the “Bois d’Arc Participants” to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed substantially all of our Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects. Bois d’Arc Energy’s operations are included in our consolidated financial statements, beginning in July 2004.

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

     Interest expense decreased $2.6  million (35%) to $4.8 million for the third quarter of 2004 from $7.4 million in the third quarter of 2003. The decrease is related to the early retirement of $220.0 million of principal amount of our 11¼% senior notes which were refinanced with $175.0 million new 6⅞% senior notes along with borrowings under a new bank credit facility. The average interest rate on the outstanding borrowings under the bank credit facility increased to 3.0% in the third quarter of 2004 as compared to 2.9% in the third quarter of 2003. Interest expense for the nine months ended September 30, 2004 decreased $7.0 million (31%) to $15.6  million from $22.6 million for the nine months ended September 30, 2003. The decrease is also attributable to refinancing of the 11¼% senior notes. The average interest rate under the bank credit facility decreased to 2.8% in the nine months of 2004 as compared to 3.1% in the nine months of 2003.

     We reported net income of $12.3 million for the three months ended September 30, 2004, as compared to net income of $12.9 million for the three months ended September 30, 2003. Net income per share for the third quarter of 2004 was $0.34 on weighted average diluted shares outstanding of 36.1 million as compared to $0.36 for the third quarter of 2003 on weighted average diluted shares outstanding of 35.4 million. Net income for the nine months ended September 30, 2004 was $31.0 million, as compared to net income of $47.7 million for the nine months ended September 30, 2003. Net income per diluted share for the nine months ended September 30, 2004, was $0.86 as compared to $1.38 for the nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003, included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or $0.35 per diluted share) relating to the early retirement of our 11¼% senior notes.

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

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2004, we incurred capital expenditures of $111.5 million primarily for our development and exploration activities and we retired our 11¼% senior notes.

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

     We had $220.0 million in principal amount of our 11¼% senior notes which were due in 2007 (the “1999 Notes”) outstanding on January 1, 2004. Pursuant to a tender offer, on February 25, 2004, we repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, we redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for the repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

     In connection with the repurchase of the 1999 Notes, we sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6⅞%, which is payable semiannually on March 1 and September 1, commencing September 1, 2004. The senior notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.

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

     In connection with the formation of Bois d’Arc Energy, we have made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $151.0 million was outstanding on September 30, 2004. Bois d’Arc Energy and its subsidiaries each became guarantors of our bank credit facility and our 6⅞% senior notes. Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by us in the near future. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed underwritten initial public offering of $150.0 million of its common stock. At the date of this report, the Form S-1 is not effective. We anticipate that we will maintain a controlling ownership interest in Bois d’Arc Energy after the closing of such refinancing. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with us by February 28, 2005 (or such later date as is determined by Bois d’Arc Energy’s Board of Managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

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

COMSTOCK RESOURCES, INC.

Date:	December 14, 2004	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date:	December 14, 2004	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)