Form 10-Q/A
period 2004-09-30
COMSTOCK RESOURCES INC
filed 2005-01-27
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

     This quarterly report on Form 10-Q/A is being filed to restate the financial statements for Comstock Resources, Inc. (the “Company”) for the three and nine months ended September 30, 2004 to correct the accounting for the Company’s ownership interest in Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) which was formed on July 16, 2004. Upon formation of Bois d’Arc Energy, the Company started consolidating Bois d’Arc Energy’s results of operations. Under the terms of Bois d’Arc Energy’s operating agreement, the Company jointly shares management of Bois d’Arc Energy with the principals of Bois d’Arc Resources, Ltd. Upon further consideration of Bois d’Arc Energy’s formation documents, the Company has concluded that consolidation is precluded due to its inability to control Bois d’Arc Energy pursuant to Bois d’Arc Energy’s operating agreement. Consequently, the Company has restated the financial statements to account for the Company’s 59.9% interest in Bois d’Arc Energy under the proportionate consolidation method.

     This Amendment No. 2 on Form 10-Q amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 originally filed on November 9, 2004 and amended on December 14, 2004. The financial statements contained in Item I, Part I have been restated and Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations have been amended to correctly reflect the Company’s investment in Bois d’Arc Energy for the period ended September 30, 2004. No other periods were affected by the restatement. The restatement did not have any impact on the Company’s consolidated stockholders’ equity, net income or earnings per share for any periods presented. This amendment does not reflect events occurring after the initial filing of the original Quarterly Report on Form 10-Q filed on November 9, 2004, as amended on December 14, 2004 or modify or update disclosures presented therein, except as discussed above.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(As Restated)
	(In thousands)
ASSETS
Cash and Cash Equivalents	$21,305	$5,343
Accounts Receivable:
Oil and gas sales	22,572	21,868
Joint interest operations	11,204	9,524
Other Current Assets	5,611	4,802

Total current assets	60,692	41,537
Property and Equipment:
Unevaluated oil and gas properties	13,756	18,075
Oil and gas properties, successful efforts method	1,145,656	1,052,564
Other	4,226	4,047
Accumulated depreciation, depletion and amortization	(422,229)	(376,000)

Net property and equipment	741,409	698,686
Receivable from Bois d’Arc Energy	60,657	—
Other Assets	13,179	6,133

	$875,937	$746,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$975	$623
Accounts Payable	39,663	38,713
Accrued Expenses	12,286	10,561

Total current liabilities	52,924	49,897
Long-Term Debt, less current portion	381,000	306,000
Deferred Taxes Payable	91,911	81,629
Reserve for Future Abandonment Costs	17,762	19,174
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 34,776,742 and 34,308,861 shares outstanding at September 30, 2004 and December 31, 2003, respectively	17,388	17,154
Additional paid-in capital	168,911	166,242
Retained earnings	146,041	115,032
Deferred compensation-restricted stock grants	—	(8,772)

Total stockholders’ equity	332,340	289,656

	$875,937	$746,356

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated)		(As Restated)
	(In thousands, except per share amounts)
Oil and gas sales	$63,202	$56,866	$190,471	$182,603
Operating expenses:
Oil and gas operating	12,482	11,812	37,588	33,708
Exploration	6,728	1,225	11,907	3,366
Depreciation, depletion and amortization	15,601	15,163	47,138	44,867
General and administrative, net	3,344	1,508	9,316	4,983

Total operating expenses	38,155	29,708	105,949	86,924

Income from operations	25,047	27,158	84,522	95,679
Other income (expenses):
Interest income	495	16	529	59
Other income	43	73	129	164
Interest expense	(4,803)	(7,370)	(15,594)	(22,648)
Loss on early extinguishment of debt	—	—	(19,599)	—
Loss on derivatives	(553)	—	(553)	—
Formation costs	(982)	—	(982)	—

Total other expenses	(5,800)	(7,281)	(36,070)	(22,425)

Income before income taxes and cumulative effect of change in accounting principle	19,247	19,877	48,452	73,254
Provision for income taxes	(6,929)	(6,957)	(17,443)	(25,639)

Income before cumulative effect of change in accounting principle	12,318	12,920	31,009	47,615

Cumulative effect of change in accounting principle, net of income taxes	—	—	—	675

Net income	12,318	12,920	31,009	48,290
Preferred stock dividends	—	—	—	(573)

Net income attributable to common stock	$12,318	$12,920	$31,009	$47,717

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.36	$0.38	$0.91	$1.50

Diluted	$0.34	$0.36	$0.86	$1.36

Net income per share:
Basic	$0.36	$0.38	$0.91	$1.52

Diluted	$0.34	$0.36	$0.86	$1.38

Weighted average common and common stock equivalent shares outstanding:
Basic	34,204	33,562	34,091	31,336

Diluted	36,113	35,398	36,037	34,964

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(As Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,009	$48,290
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	13,159	2,248
Depreciation, depletion and amortization	47,138	44,867
Stock-based compensation	3,494	239
Deferred income taxes	13,054	25,639
Debt issuance costs amortization	739	900
Loss on derivatives	553	—
Loss on early extinguishment of debt	19,599	—
Decrease in accounts receivable	10,776	(6,583)
Increase in other current assets	(802)	213
Decrease in accounts payable and accrued expenses	(19,966)	3,971

Net cash provided by operating activities	118,753	119,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(103,563)	(62,159)
Acquisition deposit	(6,317)	—
Formation of Bois d’Arc Energy, net of cash acquired	(49,510)	—

Net cash used for operating activities	(159,390)	(62,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	228,546	16,401
Proceeds from issuance of senior notes	175,000	—
Debt issuance costs	(5,963)	—
Principal payments on debt	(344,067)	(70,659)
Proceeds from issuance of common stock	3,083	1,971
Dividends paid on preferred stock	—	(573)

Net cash provided by (used for) financing activities	56,599	(52,860)

Net decrease in cash and cash equivalents	15,962	4,090
Cash and cash equivalents, beginning of period	5,343	1,682

Cash and cash equivalents, end of period	$21,305	$5,772

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

     Formation of Bois d’Arc Energy

     In July 2004, Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) was formed by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of the Company and Bois d’Arc Resources, Ltd. (“Bois d’Arc Resources”), Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) to replace a joint exploration venture established in 1997 by Comstock Offshore and Bois d’Arc Resources to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc Resources was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore advanced the funds for the acquisition of 3-D seismic data and leases. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc Resources warrants exercisable for the purchase of shares of Comstock’s common stock.

     In July 2004, each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned their related liabilities, including certain debt, in exchange for membership interests in Bois d’Arc Energy. The membership interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by each

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

party contributor relative to the total value of all properties contributed. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% membership interest in Bois d’Arc Energy (29,935,761 Bois d’Arc Energy units out of 50,000,000 Bois d’Arc Energy units issued). The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate membership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc Resources $0.8 million for advances made under the exploration joint venture for undrilled prospects.

     The following table sets forth the assets contributed and the liabilities assumed on the date of the formation of Bois d’Arc Energy:

	Comstock	Bois d’Arc
	Offshore	Participants	Combined
	(In thousands)
Cash and cash equivalents	$6	$17,024	$17,030
Other current assets	—	21,992	21,992
Property and equipment, net	362,959	113,262	476,221
Current liabilities and bank loan	—	(66,788)	(66,788)
Payable to Comstock Resources	(83,177)	—	(83,177)
Reserve for future abandonment	(18,458)	(7,985)	(26,443)
Cash distributed	(12,742)	(28,342)	(41,084)

Net contribution	$248,588	$49,163	$297,751

     Under the terms of the Bois d’Arc Energy operating agreement, management of Bois d’Arc Energy is shared jointly by Comstock and the principals of Bois d’Arc Resources. Management and operating decisions are made based on unanimous agreement between the parties. Because the Company has the ability to exercise significant influence over Bois d’Arc Energy, but not control it, and because Bois d'Arc Energy is similar to a partnership in that it maintains a specific ownership for each member, the Company accounts for its interest in Bois d’Arc Energy’s assets, liabilities and operations under the proportionate consolidation method in accordance with Emerging Issues Task Force (“EITF”) 00-1, “Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Partnerships and Certain other Ventures” and EITF 03-16 “Accounting for Investments in Limited Liability Companies.”

     Set forth in the following table is certain unaudited pro forma financial information for the nine months ended September 30, 2004 and 2003. This information has been prepared assuming that the formation of Bois d’Arc Energy was consummated on January 1, 2003 and is based on estimates and assumptions deemed appropriate by Comstock. A pro forma adjustment has been made to add back the formation costs that were included in the operating results for the nine months ended September 30, 2004. The pro forma information is presented for illustrative purposes only. If the transactions had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

would have achieved if the transactions had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the transaction.

	For the Nine Months Ended
	September 30,
	2004	2003
	(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Oil and gas sales	$186,907	$183,833
Total operating expenses	(104,361)	(84,091)
Total other income (expenses)	(33,552)	(20,883)

Income before income taxes and cumulative effect of change in accounting principle	48,994	78,859
Provision for income taxes	(17,638)	(27,601)

Income before cumulative effect of change in accounting principle	31,356	51,258
Cumulative effect of change in accounting principle, net of income taxes	—	675
Preferred stock dividends	—	(573)

Net income attributable to common stock	$31,356	$51,360

Net income per share before cumulative effect of change in accounting principle:
Basic	$0.92	$1.62

Diluted	$0.87	$1.47

Net income per share:
Basic	$0.92	$1.64

Diluted	$0.87	$1.49

     Receivable from Bois d’Arc Energy

     In connection with the formation of Bois d’Arc Energy, Comstock provided a revolving line of credit with a maximum outstanding amount of $200.0 million, of which $151.1 million was outstanding at September 30, 2004. Approximately $60.7 million of outstanding balance is attributable to the Bois d’Arc Participants and is reflected in the accompanying balance sheet as a Receivable from Bois d’Arc Energy. Borrowings under the credit facility bear interest at the Bois d’Arc Energy’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility matures on December 31, 2005. Interest expense of $1.1 million was charged to Bois d’Arc Energy by the Company under the credit facility during the period from Inception to September 30, 2004. Approximately $0.5 million was attributable to Bois d’Arc Participants and is included in interest income in the consolidated statement of operations.

     In consideration to the credit facility, Bois d’Arc Energy agreed to become a guarantor with respect to Comstock’s $400 million bank credit

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

facility and Comstock’s 6 7/8% senior notes due 2012. Bois d’Arc Energy’s operating agreement provides that it is to be dissolved and liquidated if a financing transaction does not occur by May 1, 2005 or such later date as determined by Bois d’Arc Energy’s board of managers. A financing transaction is defined as an initial public offering or another transaction that generates proceeds sufficient proceeds to repay all indebtedness owing to Comstock under the credit facility, which will also result in Bois d’Arc Energy being released as a guarantor of Comstock’s debt. Bois d’Arc Energy intends to repay the indebtedness owing to Comstock from the net proceeds of an initial public offering and through the issuance of shares of common stock to Comstock.

Formation Costs

     The consolidated financial statements include $1.0 million of costs incurred in connection with the formation of Bois d’Arc Energy including a termination fee for the cancellation of a service agreement for accounting and administrative services provided to Bois d’Arc Offshore Ltd. The fee is payable in monthly installments over a two year period beginning October 2004.

     Restatement for Ownership Interest in Bois d’Arc Energy

     In January 2005, the Company determined that it had incorrectly accounted for its ownership interest in Bois d’Arc Energy as of and for the three and nine month periods ended September 30, 2004. Upon formation of Bois d’Arc Energy, the Company started consolidating Bois d’Arc Energy. Pursuant to the terms of Bois d’Arc Energy’s operating agreement, the Company jointly shares management of Bois d’Arc Energy with the principals of Bois d’Arc Resources. Upon further consideration of Bois d’Arc Energy’s formation documents, the Company has concluded that consolidation is precluded due to its inability to control Bois d’Arc Energy pursuant to Bois d’Arc Energy’s operating agreement. The accompanying financial statements have been restated to account for the Company’s 59.9% interest in Bois d’Arc Energy under the proportionate consolidation method from July 16, 2004 (inception of Bois d’Arc Energy) to September 30, 2004.

     The effect of the restatement on the consolidated balance sheet as of September 30, 2004, the consolidated statement of operations for the three month and nine month periods ended September 30, 2004 and the consolidated statement of cash flows for the nine month period ended September 30, 2004 is as follows:

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	As of September 30, 2004
	As Previously
	Reported	Adjustments	As Restated
		(In thousands)
Balance Sheet Data:
ASSETS:
Cash and Cash Equivalents	$29,079	$(7,774)	$21,305
Accounts Receivable:
Oil and gas sales	25,990	(3,418)	22,572
Joint interest operations	14,799	(3,595)	11,204
Other Current Assets	5,616	(5)	5,611

Total current assets	75,484	(14,792)	60,692
Property and Equipment:
Unevaluated oil and gas properties	17,398	(3,642)	13,756
Oil and gas properties, successful efforts method	1,330,997	(185,341)	1,145,656
Other	4,997	(771)	4,226
Accumulated depreciation, depletion and amortization	(490,747)	68,518	(422,229)

Net property and equipment	862,645	(121,236)	741,409
Receivable from Bois d’Arc Energy	—	60,657	60,657
Other Assets	12,600	579	13,179

	$950,729	$(74,792)	$875,937

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Portion of Long-Term Debt	$975	$—	$975
Accounts Payable	49,918	(10,255)	39,663
Accrued Expenses	13,795	(1,509)	12,286

Total current liabilities	64,688	(11,764)	52,924
Long-Term Debt, less current portion	381,000	—	381,000
Deferred Taxes Payable	91,911	—	91,911
Reserve for Future Abandonment Costs	28,406	(10,644)	17,762
Minority Interests	52,384	(52,384)	—
Stockholders’ Equity:
Common stock	17,388	—	17,388
Additional paid-in capital	168,911	—	168,911
Retained earnings	146,041	—	146,041

Total stockholders’ equity	332,340	—	332,340

	$950,729	$(74,792)	$875,937

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	As			As
	Previously		As	Previously
	Reported	Adjustments	Restated	Reported	Adjustments	As Restated
	(In thousands)
Income Statement Data:
Oil and gas sales	$78,353	(15,151)	$63,202	$205,622	(15,151)	$190,471
Operating expenses:
Oil and gas operating	15,409	(2,927)	12,482	40,515	(2,927)	37,588
Exploration	9,400	(2,672)	6,728	14,579	(2,672)	11,907
Depreciation, depletion and amortization	20,503	(4,902)	15,601	52,040	(4,902)	47,138
General and administrative, net	3,665	(321)	3,344	9,637	(321)	9,316

Total operating expenses	48,977	(10,822)	38,155	116,771	(10,822)	105,949

Income from operations	29,376	(4,329)	25,047	88,851	(4,329)	84,522
Other income (expenses):
Interest income	46	449	495	80	449	529
Other income	43	—	43	129	—	129
Interest expense	(4,803)	—	(4,803)	(15,594)	—	(15,594)
Loss on early extinguishment of debt	—	—	—	(19,599)	—	(19,599)
Loss on derivatives	(553)	—	(553)	(553)	—	(553)
Formation costs	(1,641)	659	(982)	(1,641)	659	(982)
Minority interests in net income before income taxes	(3,221)	3,221	—	(3,221)	3,221	—

Total other income (expenses)	(10,129)	4,329	(5,800)	(40,399)	4,329	(36,070)

Income before income taxes	19,247	—	19,247	48,452	—	48,452
Provision for income taxes	(6,929)	—	(6,929)	(17,443)	—	(17,443)

Net income	$12,318	$—	$12,318	$31,009	$—	$31,009

	Nine Months Ended
	September 30, 2004
	As
	Previously		As
	Reported	Adjustments	Restated
	(In thousands)
Statement of Cash Flows Data:
Net cash flows from operating activities	$124,460	$(5,707)	$118,753
Net cash flows used for investing activities	(157,323)	(2,067)	(159,390)
Net cash flows from financing	56,599	—	56,599

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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2003	2003
	(In thousands, except per share amounts)
Net income, as reported	$12,920	$48,290
Add stock-based employee compensation expense included in reported net income, net of income taxes	78	155
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of income taxes	(463)	(1,360)

Pro forma net income	$12,535	$47,085

Basic earnings per share: As reported	$0.38	$1.52
Pro forma	$0.37	$1.48
Diluted earnings per share: As reported	$0.36	$1.38
Pro forma	$0.35	$1.35

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

	For the Nine Months
	Ended September 30,
	2004	2003
	(In thousands)
Future abandonment liability — beginning of period	$19,174	$16,677
Cumulative effect adjustment	—	(1,476)
Accretion expense	880	558
New wells placed on production	738	—
Liabilities settled	(3,030)	(266)

Future abandonment liability — end of period	$17,762	$15,493

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

	Three Months Ended September 30,
	2004			2003
			Per			Per
	Income	Shares	Share	Income	Shares	Share
		(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$12,318	34,204	$0.36	$12,920	33,562	$0.38

Diluted Earnings Per Share:
Net Income	$12,318	34,204		$12,920	33,562
Effect of Dilutive Securities:
Stock Grants and Options	—	1,909		—	1,836

Net Income Available to Common Stockholders With Assumed Conversions	$12,318	36,113	$0.34	$12,920	35,398	$0.36

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     The following table sets, out the derivative financial instruments, outstanding at September 30, 2004, which are held for natural gas price risk management:

		Volume	Delivery	Type of	Floor	Ceiling
Period Beginning	Period Ending	MMBtu	Location	Instrument	Price	Price
January 1, 2005	December 31, 2005	3,072,000	Henry Hub	Collar	$4.50	$10.30
January 1, 2005	December 31, 2005	2,400,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

     The fair market value of these derivative financial instruments at September 30, 2004, was a liability of $553,000 which is reflected as a liability in the accompanying consolidated financial statements. Comstock has not designated these instruments as cash flow hedges and accordingly the loss on derivatives of $553,000 is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2004.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

     We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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
January 26, 2005

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
Commitments and Contingencies Equity:
Class A Units	10
Class B Units	297,751
Retained Earnings	8,033

Total equity	305,794

$514,509

The accompanying notes are an integral part of these statements.

BOIS D‘ARC ENERGY, LLC

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

BOIS D‘ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Period from Inception (July 16, 2004) to September 30, 2004
(Unaudited)

(In thousands)

	Class A Units	Class B Units	Retained Earnings	Total
Contributions of assets, net of liabilities assumed	$—	$297,751	$—	$297,751
Issuance of Class A Units	10	—	—	10
Net income	—	—	8,033	8,033

Balance at September 30, 2004	$10	$297,751	$8,033	$305,794

The accompanying notes are an integral part of these statements.

BOIS D‘ARC ENERGY, LLC

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

BOIS D‘ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

(1) Organization

     Bois d’Arc Energy, LLC (“Bois d’Arc Energy” or the “Company”) is engaged in oil and natural gas exploration, development and production in state and federal waters in the Gulf of Mexico. The Company was formed on July 16, 2004 (“Inception”) by Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) and Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock Resources, Inc. (“Comstock”). The Bois d’Arc Participants and Comstock Offshore are collectively referred to as the Bois d’Arc Energy Predecessors.

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

BOIS D‘ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     The following table presents the assets and liabilities of the Bois d’Arc Energy Predecessors that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
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

BOIS D‘ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Asset Retirement Obligations

     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

(In thousands)
Contributed on July 16, 2004	$26,443
Accretion expense	421
New wells placed on production	250
Liabilities settled	(591)

Future abandonment liability - end of period	$26,523

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

     Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by Comstock. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with Comstock by May 1, 2005 (or such later date as is determined by Bois d’Arc Energy’s board of managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the

BOIS D‘ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their portion of the respective properties individually.

(4) Equity

     Bois d’Arc Energy has three classes of membership units – class A, class B and class C units. Class A units represent an interest in the capital of the Company but no interest in the profits of the Company and have voting rights. Class B units represent an interest in the capital and profits of the Company and have no voting or other decision-making rights except as required by applicable law. Class C units represent an interest only in the profits of the Company and have no voting or other decision-making rights except as required by applicable law.

(5) Long-term Incentive Plan

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

     Bois d’Arc Energy follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each option award is estimated at the date of grant using the Black-Scholes options pricing model.

(6) Commitments and Contingencies

     Guarantees of Comstock Debt

     In consideration for the $200.0 million credit facility being provided by Comstock, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6 7/8% senior notes due 2012, of which $175.0 million principal amount is outstanding. Bois d’Arc Energy is also a guarantor of and has agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At September 30, 2004, Comstock had $206.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of September 30, 2004.

BOIS D‘ARC ENERGY, LLC

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(continued)

     Contingencies

     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(7) Related Party Transactions

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

     Formation of Bois d’Arc Energy

     In December 1997, we established a joint exploration venture with Bois d’Arc Resources, Ltd. (“Bois d’Arc”) to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. We advanced the funds for the acquisition of 3-D seismic data and leases. We were reimbursed for all advanced costs and were entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, we issued warrants exercisable for the purchase of shares of our common stock to the two principals of Bois d’Arc. In July 2004, we formed Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) with Bois d’Arc and certain participants in their exploration activities, which are collectively referred to as the “Bois d’Arc Participants” to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed substantially all of our Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects. Bois d’Arc Energy’s operations are included in our consolidated financial statements, beginning in July 2004.

     Restatement for Bois d’Arc Energy Ownership

     In January 2005, we determined that we had incorrectly accounted for our ownership in Bois d’Arc Energy during the three and nine month periods ended September 30, 2004. Upon formation of Bois d’Arc Energy in July 2004, we started accounting for our 59.9% interest in Bois d’Arc Energy under the consolidation method. Under the terms of Bois d’Arc Energy’s operating agreement, we jointly share management of Bois d’Arc Energy with the principals of Bois d’Arc Resources. Upon further consideration of Bois d’Arc Energy’s formation documents, we have concluded that consolidation is precluded due to our inability to control Bois d’Arc Energy pursuant to its operating agreement. We have restated our financial statements for the period from inception of Bois d’Arc Energy (July 16, 2004) to September 30, 2004, to account for our interest in Bois d’Arc Energy under the proportionate consolidation method. No other periods were affected by the restatement. The restatement did not impact our consolidated stockholders’ equity, consolidated net income or earnings per share for any periods presented.

     Results of Operations

     The following table reflects certain operating data for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)		(Restated)
Net Production Data:
Oil (Mbbls)	374	377	1,236	1,174
Natural gas (MMcf)	8,119	9,080	24,937	25,912
Natural gas equivalent (Mmcfe)	10,365	11,343	32,356	32,954
Average Sales Price:
Oil (per Bbl)	$42.46	$29.50	$38.12	$30.79
Natural gas (per Mcf)	5.83	5.04	5.75	5.65
Average equivalent price (per Mcfe)	6.10	5.01	5.89	5.54
Expenses ($ per Mcfe):
Oil and gas operating (1)	$1.20	$1.04	$1.16	$1.02
Depreciation, depletion and amortization (2)	1.47	1.31	1.42	1.34

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

     Our oil and gas sales increased $6.3 million (11%) in the third quarter of 2004 to $63.2 million, from $56.9 million in 2003’s third quarter due to higher crude oil and natural gas prices which were partially offset by a decrease in our production. Our average natural gas price increased by 16% and our average crude oil price increased by 44% in the third quarter of 2004 as compared to the same period in 2003. Our production in the third quarter of 2004 decreased by 9% over the third quarter of 2003 due to the impact of Hurricane Ivan on Bois d’Arc Energy’s production. In September 2004, Bois d’Arc Energy shut in substantially all of its production in the Gulf of Mexico for four days because of the hurricane. In addition, part of Bois d’Arc’s production has also been shut in during the fourth quarter of 2004 awaiting repairs to third party pipelines that were damaged by the hurricane. For the first nine months of 2004, our oil and gas sales increased $7.9 million (4%) to $190.5 million from $182.6 million for the nine months ended September 30, 2003. The increase is primarily attributable to a 24% increase in our average crude oil price and 2% increase in our average natural gas price which was partially offset by a 2% decrease in our production for the period.

Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased $0.7 million (6%) to $12.5 million in the third quarter of 2004 from $11.8 million in the third quarter of 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.16 to $1.20 in the third quarter of 2004 from $1.04 in the third quarter of 2003. Oil and gas operating costs for the nine months ended September 30, 2004 increased $3.9 million (11%) to $37.6 million from $33.7 million for the nine months ended September 30, 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.14 to $1.16 for the nine months ended September 30, 2004, from $1.02 for the same period in 2003. The higher costs per Mcf equivalent unit produced are partially related to lost production during September 2004 in the Gulf of Mexico, which was shut-in due to hurricane activity.

     In the third quarter of 2004, we had a $6.7 million provision for exploration expense as compared to $1.2 million in 2003’s third quarter. The provision in the third quarter of 2004 primarily relates to our share of three exploratory dry holes drilled by Bois d’Arc Energy in the Gulf of Mexico together with three dry holes drilled in our South Texas exploration region. For the nine months ended September 30, 2004, we had a provision for exploration expense totaling $11.9 million as compared to $3.4 million in the same period in 2003. The 2004 provision primarily related to ten exploratory dry holes combined with expenditures relating to the acquisition of seismic data in 2004.

     Depreciation, depletion and amortization (“DD&A”) increased $0.4 million (3%) to $15.6 million in the third quarter of 2004 from $15.2 million in the third quarter of 2003. DD&A per equivalent Mcf produced for the three months ended September 30, 2004 was $1.47, as compared to $1.31 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, DD&A increased $2.3 million (5%) to $47.1 million from $44.9 million for the nine months ended September 30, 2003. DD&A per equivalent Mcf increased by $0.08 to $1.42 for the nine months ended September 30, 2004 from $1.34 for the nine months ended September 30, 2003. The higher DD&A rates are attributable to increased capitalized costs of our properties.

     General and administrative expenses, which are reported net of overhead reimbursements, of $3.3 million for the third quarter of 2004 were 122% higher than general and administrative expenses of $1.5 million for the third quarter of 2003. For the first nine months of 2004, general and administrative expenses increased to $9.3 million from $5.0 million for the nine months ended September 30, 2003. The increases are primarily related to stock-based compensation expense that we recorded in the three months and nine months ended September 30, 2004 of $1.1 million and $3.5 million, respectively, resulting from our adoption of a fair value-based method of accounting for employee stock-based compensation including our employee stock options on January 1, 2004. Beginning in July 2004, we also are including our proportionate share of general and administrative expenses of Bois d’Arc Energy which totaled $0.5 million for the three months ended September 30, 2004.

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

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2004, our net cash flow provided by operating activities totaled $118.8 million and we received proceeds of $175.0 million from a public offering of eight-year senior notes. We also increased the debt outstanding under our bank credit facility by $120.0 million.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2004, we incurred capital expenditures of $103.6 million primarily for our development and exploration activities and we retired our 11 1/4% senior notes.

     The following table summarizes our capital expenditure activity excluding the formation of Bois d’Arc Energy for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Acquisitions	$716	$684
Leasehold costs	4,448	4,140
Development drilling	47,310	15,097
Exploratory drilling	32,374	29,399
Offshore production facilities	6,359	3,258
Workovers and recompilations	11,985	7,977
Other	371	1,604

	$103,563	$62,159

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $102.5 million and $59.9 million on development and exploration activities in the nine months ended September 30, 2004 and 2003, respectively. We have budgeted to spend approximately $36.0 million for development and exploration projects in the last three months of 2004 including our share of Bois d’Arc Energy’s capital expenditures. We expect to use internally generated cash flow to fund our development and exploration activity.

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

     In connection with the formation of Bois d’Arc Energy, we have made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $151.0 million was outstanding on September 30, 2004 ($60.7 million was attributable to the Bois d’Arc Participants). Bois d’Arc Energy and its subsidiaries each became guarantors of our bank credit facility and our 6 ⅞% senior notes. Bois d’Arc Energy expects to refinance the amounts outstanding under the credit facility provided by us in the near future. The refinancing may include an initial public offering of its common stock, depending on market conditions and various other factors. On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed underwritten initial public offering of $150.0 million of its common stock. At the date of this report, the Form S-1 is not effective. We anticipate that we will have a controlling ownership interest in Bois d’Arc Energy after the closing of such refinancing. If Bois d’Arc Energy does not complete a financing transaction which generates sufficient proceeds to repay all of the amounts outstanding under the line of credit with us by May 1, 2005 (or such later date as is determined by Bois d’Arc Energy’s Board of Managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put the contributors in a position as near as possible to the same economic position that the contributors would have been in if the contributors had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

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

COMSTOCK RESOURCES, INC.

Date:	January 27, 2005	/s/ M. JAY ALLISON

M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date:	January 27, 2005	/s/ ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)