Form 10-K
period 2004-12-31
COMSTOCK RESOURCES INC
filed 2005-03-18
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(972) 668-8800
(Registrant’s telephone number and area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, $.50 Par Value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $658.0 million.
      As of March 17, 2005, there were 36,037,868 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Proxy statement for the 2005 annual meeting of stockholders — Part III

COMSTOCK RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2004

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      The information contained in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified by their use of terms such as “expect,” “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe” and similar terms. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

•	the potential for future or undiscovered reserves;

•	the availability of exploration and development opportunities;

•	amount, nature and timing of capital expenditures;

•	amount and timing of future production of oil and natural gas;

•	the number of anticipated wells to be drilled after the date hereof;

•	our financial or operating results;

•	cash flow and anticipated liquidity;

•	operating costs such as finding and development costs, lease operating expenses, administrative costs and other expenses;

•	our business strategy; and

•	other plans and objectives for future operations.
      Any or all of our forward-looking statements in this report may turn out to be incorrect. They can be affected by a number of factors, including, among others:

•	the timing and success of our drilling activities;

•	the volatility of prices and supply of, and demand for, oil and natural gas;

•	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

•	our ability to successfully identify, execute or effectively integrate future acquisitions;

•	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

•	our ability to effectively market our oil and natural gas;

•	the availability of rigs, equipment, supplies and personnel;

•	our ability to discover or acquire additional reserves;

•	our ability to satisfy future capital requirements;

•	changes in regulatory requirements;

•	general economic and competitive conditions;

•	our ability to retain key members of our senior management and key employees; and

•	continued hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage.

DEFINITIONS
      The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to “us,” “our,” “we” or “Comstock” mean the registrant, Comstock Resources, Inc. and where applicable, its consolidated subsidiaries.
      Bbl means a barrel of 42 U.S. gallons of oil.
      Bcf means one billion cubic feet of natural gas.
      Bcfe means one billion cubic feet of natural gas equivalent.
      Btu means British thermal unit, which is the quantity of heat required to raise the temperature of one pound of water from 58.5 to 59.5 degrees Fahrenheit.
      Completion means the installation of permanent equipment for the production of oil or gas.
      Condensate means a hydrocarbon mixture that becomes liquid and separates from natural gas when the gas is produced and is similar to crude oil.
      Development well means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
      Dry hole means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
      Exploratory well means a well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.
      Gross when used with respect to acres or wells, production or reserves refers to the total acres or wells in which we or another specified person has a working interest.
      MBbls means one thousand barrels of oil.
      MBbls/d means one thousand barrels of oil per day.
      Mcf means one thousand cubic feet of natural gas.
      Mcfe means thousand cubic feet of natural gas equivalent.
      MMBbls means one million barrels of oil.
      MMcf means one million cubic feet of natural gas.
      MMcf/d means one million cubic feet of natural gas per day.
      MMcfe/d means one million cubic feet of natural gas equivalent per day.
      MMcfe means one million cubic feet of natural gas equivalent.
      Net when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by us.
      Net production means production we own less royalties and production due others.
      Oil means crude oil or condensate.
      Operator means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.
      PV 10 Value means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. This amount is the same as the standardized measure of discounted future net cash flows related to proved oil and natural gas reserves except that it is determined without deducting future income taxes.
      Proved developed reserves means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.
      Proved developed non-producing means reserves (i) expected to be recovered from zones capable of producing but which are shut-in because no market outlet exists at the present time or whose date of connection to a pipeline is uncertain or (ii) currently behind the pipe in existing wells, which are considered proved by virtue of successful testing or production of offsetting wells.
      Proved developed producing means reserves expected to be recovered from currently producing zones under continuation of present operating methods. This category may also include recently completed shut-in gas wells scheduled for connection to a pipeline in the near future.
      Proved reserves means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
      Proved undeveloped reserves means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.
      Recompletion means the completion for production of an existing well bore in another formation from which the well has been previously completed.
      Reserve life means the calculation derived by dividing year-end reserves by total production in that year.
      Reserve replacement means the calculation derived by dividing additions to reserves from acquisitions, extensions, discoveries and revisions of previous estimates in a year by total production in that year.
      Royalty means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
      3-D seismic means an advanced technology method of detecting accumulations of hydrocarbons identified by the collection and measurement of the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.
      Working interest means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner’s royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.
      Workover means operations on a producing well to restore or increase production.

PART I

ITEMS 1. AND 2.	BUSINESS AND PROPERTIES
General
      Comstock Resources is a Nevada corporation whose common stock is listed and traded on the New York Stock Exchange and is engaged in the acquisition, development, production and exploration of oil and natural gas.
Available Information
      Our executive offices are located at 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034. Our telephone number is (972) 668-8800. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. We also make available free of charge on our internet website (http://www.comstockresources.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Summary Reserve and Production Information
      Our oil and natural gas operations are concentrated in the Gulf of Mexico, East Texas/ North Louisiana, Southeast Texas and South Texas regions. In addition, we have properties in the Mid-Continent region located in the Texas panhandle, Oklahoma, Arkansas and Kansas and in other regions. Our oil and natural gas properties are estimated to have proved reserves of 628.8 Bcfe with an estimated PV 10 Value of $1.5 billion as of December 31, 2004 and a standardized measure of discounted future net cash flows of $1.1 billion (see note 1 on page 15 for a discussion of our PV 10 Value and our standardized measure of discounted future net cash flows). Our proved oil and natural gas reserve base is 85% natural gas and 67% proved developed on a Bcfe basis as of December 31, 2004.
      Our proved reserves at December 31, 2004 and our 2004 average daily production are summarized below by our operating regions:

	Reserves at December 31, 2004				2004 Daily Production

				% of				% of
	Oil	Gas	Total	Total	Oil	Gas	Total	Total

	(MMBbls)	(Bcf)	(Bcfe)		(MBbls/d)	(MMcf/d)	(MMcfe/d)
Gulf of Mexico(1)	11.2	115.5	182.8	29%	3.0	19.6	37.7	32%
East Texas/ North Louisiana	0.8	195.9	200.6	32%	0.2	26.7	28.1	24%
Southeast Texas	2.6	96.9	112.6	18%	0.6	26.9	30.5	26%
South Texas	1.0	45.4	51.4	8%	0.2	11.5	12.7	11%
Other Regions	0.3	79.9	81.4	13%	0.2	7.1	8.0	7%

Total	15.9	533.6	628.8	100%	4.2	91.8	117.0	100%

(1)	Includes our 59.9% ownership in Bois d’Arc Energy, which was formed on July 16, 2004.
Strengths
      High Quality Properties. Our operations are focused in four geographically concentrated areas, the Gulf of Mexico, East Texas/ North Louisiana, Southeast Texas and South Texas regions, which account for approximately 29%, 32%, 18% and 8% of our proved reserves, respectively. We have high price realizations relative to benchmark prices for natural gas and crude oil production. We also have favorable operating costs, which result in us having high cash margins. Finally, our properties have an average reserve life of approximately 14.7 years and have extensive development and exploration potential.
      Successful Exploration and Development Program. In 2004, we spent $94.6 million on the exploitation and development of our oil and natural gas properties for development drilling, recompletions, workovers, abandonment and production facilities. Overall, we drilled 46 development wells, 20.9 net to us, with a 98% success rate. We also had a successful exploratory drilling program in 2004, spending a total of $47.0 million on exploration to drill 24 wells, 10.0 net to us, with a 54% success rate.
      Successful Acquisitions. We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 766.9 Bcfe of proved oil and natural gas reserves from 31 acquisitions at an average cost of $0.87 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.
      Efficient Operator. We operate 83% of our proved oil and natural gas reserve base as of December 31, 2004 based on the PV 10 Value of our proved reserves. This allows us to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.
      High Price Realizations. The majority of our wells are located in areas in which we can access attractive natural gas and crude oil markets. In addition, our natural gas production has a relatively high Btu content of approximately 1.08 Btu. Our crude oil production has a favorable gravity of approximately 40 degrees. Due to these factors, we have relatively high price realizations compared to benchmark prices. In 2004, the average natural gas price we realized was $5.98 per Mcf, which represented a $0.16 discount to the 2004 NYMEX average monthly settlement price. Also in 2004, the average price we realized for our crude oil was $39.86 per barrel, which represented a $1.75 barrel premium to the average monthly West Texas Intermediate crude oil price for 2004 posted by Koch Industries, Inc.
      High Cash Margins. As a result of our quality properties, higher price realizations and efficient operations, we have higher cash margins than many of our competitors. Consequently, our oil and natural gas reserves have a higher value per Mcfe than reserves that generate lower cash margins.
Business Strategy
      Exploit Existing Reserves. We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We use advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2004, we spent approximately $68.6 million to drill 46 development wells, 20.9 net to us, of which 45 wells, 20.6 net to us, were successful, representing a 98% success rate. In addition, we spent approximately $26.0 million for new production facilities, leasehold costs and for recompletion, abandonment and workover activities. For 2005, we have budgeted $92.0 million for development drilling and for recompletion, abandonment and workover activities.
      Pursue Exploration Opportunities. We conduct exploration activities to grow our reserve base and to replace our production each year. In 2004, we spent approximately $47.0 million to drill 24 exploratory wells, 10.0 net to us, of which 13 wells, 5.5 net to us, were successful, representing a 54% success rate. We have budgeted $83.0 million for exploration activities in 2005, which will be focused primarily in our Gulf of Mexico, Southeast Texas and South Texas regions.
      Maintain Low Cost Structure. We seek to increase cash flow by carefully controlling operating costs and general and administrative expenses. Our average oil and gas operating costs per Mcfe were $1.22 in 2004 and our general and administrative expenses per Mcfe (excluding stock based compensation) averaged $0.20 in 2004.

      Acquire High Quality Properties at Attractive Costs. We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 766.9 Bcfe of proved oil and natural gas reserves from 31 acquisitions at a total cost of $665.8 million, or $0.87 per Mcfe. The properties were acquired at an average of 63% of their PV 10 Value in the year the acquisitions were completed by us. We apply strict economic and reserve risk criteria in evaluating acquisitions. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.
      Maintain Flexible Capital Expenditure Budget. The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $175.0 million on development and exploration projects in 2005. We intend to primarily use operating cash flow to fund our drilling expenditures in 2005. We may also make additional property acquisitions that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.
      Reserve Replacement. We replaced 128% of our production of 42.7 Bcfe in 2004 with 54.6 Bcfe of net additions to our proved reserve base from extensions and discoveries (37.5 Bcfe), purchases (41.0 Bcfe), upward revisions to our previous reserve estimates (1.4 Bcfe), and the net decrease due to the formation of Bois d’Arc Energy, LLC to which we contributed certain of our offshore Gulf of Mexico properties (25.3 Bcfe). The proved reserves added in 2004 were 66% developed and 34% undeveloped. Unless we conduct successful exploration and development activities or acquire properties containing proven reserves, our proved reserves will decline as our reserves are depleted. Our historical reserve additions relate to successful wells drilled in our exploration and development program or acquisitions that we make. To the extent our drilling success rate declines or we are unable to complete acquisitions of productive oil and gas properties, we may not be able to replace all of our production in the future. The production of reserves we added in 2004 are expected to occur during the period from 2005 to 2079. The ultimate recovery of the reserves is subject to future declines in prices of oil and natural gas, which could impact the economic viability of the future operation of the properties and our access to future development capital that will be required to recover additional undeveloped reserves. The annual reserve replacement ratio is calculated by dividing our annual proved reserve additions by our annual production. We use the annual reserve replacement ratio in assessing whether our proved reserve base is expanding or declining. This ratio’s measurement of reserve growth is accurate only to the extent that the reserve additions reflected in a particular year are ultimately recovered and not adjusted upward or downward in the future based on changes to oil and natural gas prices or other factors that may impact the ultimate recovery of such reserves.
Primary Operating Areas
      Our activities are concentrated in four primary operating areas: Gulf of Mexico, East Texas/ North Louisiana, Southeast Texas and South Texas. The following table summarizes the estimated proved oil and natural gas reserves for our five largest offshore fields and our 15 largest onshore fields as of December 31, 2004:

	Net Oil	Net Gas
	(MBbls)	(MMcf)	MMcfe	%	PV 10 Value(1)%

					(In thousands)
Offshore Gulf of Mexico
Ship Shoal 113 Unit	3,068	23,024	41,430	7%	$127,426	8%
South Pelto 5 and South Timbalier 9, and 16	1,387	23,134	31,459	5%	112,983	7%
Ship Shoal 66, 67, 68, 69 and South Pelto 1	2,308	6,952	20,802	3%	67,695	5%
Vermilion 51 and South Marsh Island 220	169	14,045	15,057	2%	50,820	3%
Vermilion 87 and 122	529	7,387	10,560	2%	47,369	3%
Other	3,754	40,971	63,496	10%	190,461	13%

Total Offshore	11,215	115,513	182,804	29%	596,754	39%

	Net Oil	Net Gas
	(MBbls)	(MMcf)	MMcfe	%	PV 10 Value(1)%

					(In thousands)
East Texas/ North Louisiana
Beckville	77	63,084	63,547	10%	$120,708	8%
Gilmer	199	41,598	42,792	7%	85,277	5%
Blocker	34	34,421	34,624	6%	50,553	3%
Logansport	33	14,817	15,016	2%	44,256	3%
Longwood	74	5,213	5,657	1%	13,974	1%
Waskom	165	6,836	7,828	1%	13,863	1%
Lisbon	51	4,755	5,060	1%	13,711	1%
Other	155	25,188	26,117	4%	53,912	4%

	788	195,912	200,641	32%	396,254	26%

Southeast Texas
Double A Wells	2,413	88,087	102,565	16%	257,651	17%
Sugar Creek	81	7,820	8,308	2%	15,545	1%
Other	132	977	1,770	—%	6,136	—%

	2,626	96,884	112,643	18%	279,332	18%

South Texas
North Markham	149	13,991	14,883	2%	44,920	3%
J. C. Martin	—	16,525	16,525	3%	38,401	3%
East White Point	657	1,564	5,504	1%	14,381	1%
Other	199	13,266	14,463	2%	36,111	2%

	1,005	45,346	51,375	8%	133,813	9%

Mid-Continent
Gragg	—	5,615	5,615	1%	12,460	1%
Other	81	23,672	24,157	4%	48,892	3%

	81	29,287	29,772	5%	61,352	4%

Other
New Albany Shale	—	30,605	30,605	5%	42,742	3%
San Juan Basin	36	16,498	16,715	2%	17,905	1%
Other	130	3,509	4,286	1%	9,616	—%

	166	50,612	51,606	8%	70,263	4%

Total Onshore	4,666	418,041	446,037	71%	941,014	61%

Total	15,881	533,554	628,841	100%	$1,537,768	100%

(1)	The PV 10 Value excludes future income taxes related to the future net cash flows. The standardized measure of future net cash flows at December 31, 2004 was $1.1 billion (see note 1 on page 15 for a discussion of our PV 10 Value and our standardized measure of discounted future net cash flows).
Gulf of Mexico and the Formation of Bois d’Arc Energy
      Prior to July 2004, substantially all of our exploration activities in the Gulf of Mexico were conducted under a joint exploration venture with Bois d’Arc Offshore, Ltd. and its principals which we collectively refer to as “Bois d’Arc”. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico. Since 1997 when the joint exploration venture commenced through July 16, 2004 when it was terminated, we participated in drilling approximately 40 exploratory wells to test prospects generated under the exploration venture. Of these exploratory wells drilled, 34 or 85% were successful discoveries.
      In July 2004, we together with Bois d’Arc and certain participants in their exploration activities, which are collectively referred to as the “Bois d’Arc Participants”, formed Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed to Bois d’Arc Energy substantially all of our Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects. The offshore Gulf of Mexico properties that we own at December 31, 2004 represent our 59.9% proportionate interest in Bois d’Arc Energy’s properties.
      Bois d’Arc Energy’s properties are located offshore of Louisiana and Texas, in state and federal waters of the Gulf of Mexico. Through Bois d’Arc Energy, we own interests in 104 producing wells, 41.3 net to us, in 17 field areas. Bois d’Arc Energy operates 82 of the wells that it owns in this region. We have 182.8 Bcfe of oil and natural gas reserves in the Gulf of Mexico region, which represents 29% of our reserve base. Production from the region averaged 19.6 MMcf of natural gas per day and 3,016 barrels of oil per day, or 37.7 MMcfe per day during 2004 net to our interest. We spent $37.8 million in this region in 2004 drilling 10 development wells, 5.4 net to us, and $33.2 million drilling 14 exploratory wells, 5.7 net to us. We also spent $16.6 million for production facilities, recompletions, abandonment and workovers and $2.4 million on acquiring exploration acreage. In 2005, we plan to spend $75.0 million for development and exploration activities in this region.

Ship Shoal 113 Unit
      The Ship Shoal 113 unit is located in federal waters having water depths from 20 to 50 feet, offshore of Terrebonne Parish, Louisiana and is comprised of federal leases covering portions of Ship Shoal blocks 93, 94, 112, 113, 114, 117, 118, 119 and 120. This unit was discovered in the late 1940s and has had cumulative production of over 50 Bcfe of natural gas. These properties have 70 productive sands occurring at depths from 2,500 to 16,000 feet. We acquired a 50% working interest in these properties in December 2002 and acquired an additional 30% working interest in October 2003. Bois d’Arc Energy operates the three main production platforms and the 23 producing wells (12.0 net to us) comprising this unit. Production from these properties net to our interest averaged 4.3 MMcf of natural gas per day and 1,376 barrels of oil per day, or 12.6 MMcfe per day, in 2004.

South Pelto 5/ South Timbalier 9, 11, 16
      We own interests in 11 producing wells, 4.6 net to us, in South Pelto block 5 and South Timbalier blocks 9, 11 and 16. These blocks are located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish, Louisiana in water depths from 30 to 50 feet. These wells share common production facilities comprised of a four-pile main production platform and a tripod satellite production platform. These wells have 18 productive sands occurring at depths from 8,000 to 17,000 feet. Production from these properties net to our interest averaged 5.2 MMcf of natural gas per day and 306 barrels of oil per day, or 7.0 MMcfe per day, during 2004.

Ship Shoal 66, 67, 68, 69 and South Pelto 1
      Ship Shoal blocks 66, 67, 68, 69 and South Pelto block 1 are located in Louisiana state waters and in federal waters with depths from 20 to 35 feet, offshore of Terrebonne Parish, Louisiana. These properties produce from ten sands occurring at depths from 9,000 to 13,500 feet. We own interests in 22 wells (8.6 net to

us) on Louisiana state leases partially covering Ship Shoal blocks 66 and 67 and South Pelto 1, and federal leases covering Ship Shoal blocks 68 and 69. We originally acquired these properties in December 1997 from Bois d’Arc Resources and other interest owners. These wells are connected to four production platforms and share common oil terminal facilities. Production form these properties net to our interest averaged 1.3 MMcf of natural gas per day and 443 barrels of oil per day, or 3.9 MMcfe per day, during 2004.

Vermilion 51 and South Marsh Island 220
      Vermilion block 51 and the adjacent block at South Marsh Island 220 are located in federal waters with depths from 10 to 15 feet, offshore of Vermilion Parish, Louisiana. We drilled four successful wells in this field (1.7 net to us) in 2003 and 2004. These wells have six productive sands occurring at depths from 7,400 to 11,000 feet. A four-pile production platform was installed in January 2005. These wells began producing in January 2005 at a rate net to our interest of 10.4 MMcf of natural gas per day and 51 barrels of oil per day, or 10.7 MMcfe per day.

Vermilion 87 and 122
      Vermilion blocks 87 and 122 are located in federal waters with depths from 30 to 70 feet, offshore of Vermilion Parish, Louisiana. We have six producing wells (2.9 net to us) in Vermilion block 87 and 122. These wells have 11 productive sands occurring at depths from 6,000 to 12,000 feet and are connected to two production platforms. Production from these properties net to our interest averaged 1.9 MMcf of natural gas per day and 75 barrels of oil per day, or 2.3 MMcfe per day, during 2004.
East Texas/ North Louisiana
      Approximately 32% or 200.6 Bcfe of our total proved reserves are located in East Texas and North Louisiana where we own interests in 464 producing wells, 273.6 net to us, in 19 field areas. We operate 271 of these wells. The largest of our fields in this region are the Beckville, Gilmer, Blocker, Logansport, Longwood, Waskom and Lisbon fields. Production from this region averaged 26.7 MMcf of natural gas per day and 238 barrels of oil per day or 28.1 MMcfe per day during 2004. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/ Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 12,000 feet. We spent $16.9 million in 2004 drilling 16 development wells, 10.7 net to us, and $4.8 million on workovers and recompletions in this region. We have budgeted $62.0 million in 2005 to drill 69 development wells, 43.2 net to us, in this region.

Beckville
      Our properties in the Beckville field, located in Panola and Rusk Counties, Texas, have proved reserves of 63.5 Bcfe which represents approximately 10% of our total reserves. We operate 82 wells in this field and own interests in three additional wells for a total of 85 wells, 63.6 net to us. During 2004, production attributable to our interest from this field averaged 6.9 MMcf of natural gas per day and six barrels of oil per day or 7.0 MMcfe per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. In 2005, we presently plan to drill 21 wells in this field.

Gilmer
      We own interests in 71 natural gas wells and one oil well, 27.4 net to us, in the Gilmer field in Upshur County in East Texas. These wells produce primarily from the Cotton Valley Lime formation at a depth of approximately 11,500 to 12,000 feet. Proved reserves attributable to our interests in the Gilmer field are 42.8 Bcfe which represents 7% of our total reserve base. During 2004, production attributable to our interest from this field averaged 7.5 MMcf of natural gas per day and 84 barrels of oil per day or 8.0 MMcfe per day.

Blocker
      The Blocker field in Harrison County, Texas produces primarily from the Cotton Valley formation from depths ranging from 8,600 feet to 10,000 feet. Wells also produce from the Pettit and Travis Peak formations from 6,000 feet to 7,800 feet in depth. We have 34.6 Bcfe of proved reserves in this field (6% of our total proved reserves). We own interests in 26 natural gas wells, 25.2 net to us and operate 25 of these wells. During 2004, net daily production attributable to our interest averaged 2.5 MMcf of natural gas and 12 barrels of oil or 2.5 MMcfe. We presently plan to drill 18 wells in this field in 2005.

Logansport
      The Logansport field produces from multiple sands in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. Our proved reserves of 15.0 Bcfe in the Logansport field represent approximately 2% of our total reserves. We own interests in 81 natural gas wells and two oil wells for a total of 83 wells, 41.0 net to us, and operate 50 of these wells. During 2004, net daily production attributable to our interest from this field averaged 3.2 MMcf of natural gas and 12 barrels of oil or 3.2 MMcfe.

Longwood
      We have 5.7 Bcfe of proved reserves in the Longwood field, in Caddo Parish, Louisiana and in Harrison County, Texas. We operate 26 wells in this field and have interests in three additional wells, 24.3 net to us. Production in Longwood Field is from the Travis Peak and Hosston formations. Our daily production net to our interest in 2004 averaged approximately 1.8 MMcf of natural gas and 39 barrels of oil or 2.0 MMcfe.

Waskom
      The Waskom field, located in Harrison and Panola Counties in Texas, has 7.8 Bcfe of proved reserves as of December 31, 2004. We own interests in 45 natural gas and eight oil wells for a total of 53 wells in this field, 27.8 net to us, and operate 30 wells in this field. During 2004, net daily production attributable to our interest averaged 0.4 MMcf of natural gas and 26 barrels of oil or 1.1 MMcfe. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Lisbon
      The Lisbon field has 5.1 Bcfe of our proved reserves as of December 31, 2004. We operate 11 wells and own interests in two additional wells in this field for a total of 13 wells, 7.2 net to us, in Claiborne Parish, Louisiana. Our average net daily production from the field in 2004 was approximately 0.3 MMcf of natural gas and 4 barrels of oil per day or 0.3 MMcfe per day. The Lisbon field produces from the Cotton Valley formation at an average depth of 8,000 feet.
Southeast Texas
      Approximately 18% or 112.6 Bcfe of our proved reserves are located in Southeast Texas, where we own interests in 68 producing natural gas wells, 34.3 net to us, and operate 62 of these wells. Net daily production rates from the area averaged 26.9 MMcf of natural gas and 600 barrels of oil or 30.5 MMcfe per day during 2004. We spent $10.1 million in the Southeast Texas region in 2004 drilling two development wells, 1.1 net to us, and for other development and exploration activity. In 2005, we plan to spend $18.0 million for development and exploration activities in this region.

Double A Wells
      The Double A Wells field is our largest field area with total estimated proved reserves of 102.6 Bcfe, which is 16% of our total reserves. We own interests in and operate 61 producing natural gas wells, 30.6 net to us, in this field in Polk County, Texas. Net daily production from Double A Wells area averaged 26.1 MMcf of natural gas and 573 barrels of oil or 29.6 MMcfe per day during 2004. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet. In 1999, we began a redevelopment program in this field based on our interpretation of 3-D seismic data and drilled 19 successful wells from 1999 to 2001. In 2002, we found additional productive Woodbine sands to the south with two successful exploratory wells. In 2003 and 2004, we drilled four additional delineation wells to further extend the discovery made in 2002. We are currently in the process of drilling an exploratory well to the south of the Double A Wells field to test our “Big Sandy” prospect which we identified with a 75 square mile 3-D seismic survey that we acquired in 2004.

Sugar Creek
      The Sugar Creek field, located in Polk and Tyler Counties, Texas, represents approximately 2% or 8.3 Bcfe of our proved reserves as of December 31, 2004. We own interests in three natural gas wells in this field, 1.9 net to us, and operate one of these wells in this field. During 2004, net daily production attributable to our interest averaged 0.5 MMcf of natural gas and 8 barrels of oil or 0.5 MMcfe. The Sugar Creek field produces from the Upper Woodbine formation at a depth of approximately 11,100 feet.
South Texas
      Approximately 8%, or 51.4 Bcfe, of our proved reserves are located in South Texas, where we own interests in 286 producing wells, 68.4 net to us. We own interests in ten fields in the region, the largest of which are the North Markham, J.C. Martin and the East White Point fields. Net daily production rates from the area averaged 11.5 MMcf of natural gas and 207 barrels of oil or 12.7 MMcfe during 2004. We spent $21.1 million in this region in 2004 to drill 26 wells, 7.7 net to us, and for other development and exploration activity. In 2005, we plan to spend $15.0 million for development and exploration projects in this region.

North Markham
      The North Markham field is located in Matagorda County, Texas. We own interests in and operate 17 producing oil wells and 5 natural gas wells for a total of 22 wells in which we own a 100% working interest. We purchased these interests in December 2002 and are in the process of redeveloping this field. The field’s estimated proved reserves of 14.9 Bcfe represent 2% of our total reserves. The field’s active wells produce from more than twenty reservoirs of Oligocene Frio age at depths ranging from 6,500 to 9,000 feet. During 2004, net daily production attributable to our interests from this field averaged 89 barrels of oil and 0.4 MMcf of natural gas per day or 0.9 MMcfe per day.

J.C. Martin
      The J.C. Martin field is located in the structurally complex and highly prolific Wilcox Lobo trend in Zapata County, Texas on the Mexico border. We own interests in 90 natural gas wells in this field, 14.4 net to us, with proved reserves of 16.5 Bcfe or 3% of our total reserves. During 2004, net daily production attributable to our interest from this field averaged 5.6 MMcf of natural gas. This field produces primarily from Eocene Wilcox Lobo sands at depths ranging from 7,000 to 9,000 feet. The Lobo section is characterized by geopressured, multiple pay sands occurring in a highly faulted area.

East White Point
      We own interest in three producing natural gas and three producing oil wells for a total of six wells, 3.1 net to us, at East White Point in Nueces Bay off of the Texas Gulf Coast. We operate two of these wells. The wells produce from Miocene and Frio formation from 1,800 to 11,000 feet. We have 5.5 Bcfe of proved reserves at East White Point which reproduces approximately 1% of our total reserves. Daily production net to our interest in 2004 was 0.1 MMcf of natural gas and 27 barrels of oil or 0.3 MMcfe.
Acquisition Activities

Acquisition Strategy
      Using a strategy that capitalizes on our knowledge of and experience in our primary operating regions, we seek to selectively pursue acquisition opportunities where we can evaluate the assets to be acquired in detail prior to completion of the transaction. We evaluate a large number of prospective properties according to certain internal criteria, including established production and the properties’ future development and exploration potential, low operating costs and the ability for us to obtain operating control.

Major Property Acquisitions
      As a result of our acquisitions, we have added 766.9 Bcfe of proved oil and natural gas reserves since 1991. Our largest acquisitions are the following:
      Ovation Energy Acquisition. In October 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 41.0 Bcfe and included 165 active wells of which we operate 69 such wells.
      DevX Energy Acquisition. In December 2001, we completed the acquisition of DevX Energy, Inc. (“DevX”) by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. Major fields acquired in the acquisition include the Gilmer field in East Texas and the J.C. Martin, Ball Ranch and Lopeno fields in South Texas. We also acquired interests in the New Albany Shale Gas field in Kentucky, the Glick field in Kansas and the N.E. Moorewood field in Oklahoma. DevX’s properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.
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

Oil and Natural Gas Reserves
      The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2004. The estimates are based on a reserve report prepared by Lee Keeling and Associates, Inc., our independent petroleum consultants.

	Oil	Gas	Total	PV 10 Value(1)

	(MBbls)	(MMcf)	(MMcfe)	(000’s)
Proved Developed Producing	4,355	228,444	254,572	$597,632
Proved Developed Non-producing	7,027	125,123	167,286	482,084
Proved Undeveloped	4,499	179,987	206,983	458,052

Total Proved	15,881	533,554	628,841	1,537,768

Discounted Future Income Taxes				(453,646)

Standardized Measure of Discounted Future Net Cash Flows(1)				$1,084,122

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made). Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
      The reserve data set forth above represents estimates only. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas prices may all differ materially from those assumed in these estimates. The information regarding the PV 10 Value of our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.
      The PV 10 Value and standardized measure of discounted future net cash flows was determined based on the market prices for oil and natural gas on December 31, 2004. The market price for our oil production on December 31, 2004, after basis adjustments, was $42.17 per barrel as compared to $31.19 per barrel on December 31, 2003. The market price received for our natural gas production on December 31, 2004, after basis adjustments, was $5.86 per Mcf as compared to $6.44 per Mcf on December 31, 2003.
      We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2002, 2003 or 2004 to any federal authority or agency, other than the SEC.

Drilling Activity Summary
      During the three-year period ended December 31, 2004, we drilled development and exploratory wells as set forth in the table below.

	Year Ended December 31,

	2002		2003		2004

	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Oil	—	—	—	—	1	0.6
Gas	26	10.7	31	19.2	44	20.0
Dry	1	1.0	4	2.8	1	0.3

	27	11.7	35	22.0	46	20.9

Exploratory Wells:
Oil	2	0.8	1	0.3	4	1.9
Gas	13	4.5	13	5.0	9	3.6
Dry	5	2.3	4	2.1	11	4.5

	20	7.6	18	7.4	24	10.0

Total Wells	47	19.3	53	29.4	70	30.9

      In 2005 to the date of this report, we have drilled 13 development wells, 8.4 net to us, and 2 exploratory wells, 1.0 net to us. All of the wells were successful. As of the date of this report, we have six development wells, 3.0 net to us, and three exploratory wells, 1.8 net to us, that we are in the process of drilling.
Producing Well Summary
      The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2004:

	Oil		Gas

	Gross	Net	Gross	Net

Arkansas	—	—	11	5.8
Federal Offshore	40	14.0	47	19.2
Kansas	—	—	12	4.5
Kentucky	—	—	93	83.5
Louisiana	17	8.3	180	82.4
Mississippi	1	0.1	1	0.2
New Mexico	—	—	82	11.9
Oklahoma	3	0.5	136	19.4
Texas	66	41.2	637	293.5
Wyoming	—	—	30	2.2

Total Wells	127	64.1	1,229	522.6

      We or Bois d’Arc Energy operate 595 of the 1,356 producing wells presented in the above table. As of December 31, 2004, we owned interests in 19 gross wells containing multiple completions which means that a well is producing out of more than one completed zone. Wells with more than one completion are reflected as one well in the table above. If at least one completion is an oil producing zone, then the well is counted as an oil well.

Acreage
      The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2004. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped

	Gross	Net	Gross	Net

Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	15,864	12,373	7,263	6,682
Louisiana	78,807	56,905	5,793	341
Mississippi	1,360	210	—	—
New Mexico	8,400	1,260	155,285	68,325
Offshore Gulf of Mexico	148,777	64,539	142,401	83,845
Oklahoma	38,080	5,707	—	—
Texas	232,285	146,657	39,981	16,072
Wyoming	13,440	927	—	—

	544,693	293,326	350,723	175,265

      Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. Substantially all of our oil and natural gas properties are pledged as collateral under our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.
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
      Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. Approximately 82% of our 2004 natural gas sales were priced utilizing index prices and 18% were priced utilizing daily spot prices. Shell Trading (US) Company was our most significant oil purchaser in 2004, accounting for approximately 20% of our total 2004 sales. Shell Trading represented approximately 18% of our total 2003 sales. BP Energy Company was our most significant gas purchaser in 2004, accounting for approximately 16% of our total 2004 sales. Sales to BP Energy Company comprised approximately 14% of our 2003 sales. The loss of any of the foregoing customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.
Competition
      The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties.

Regulation
      General. Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission, or “FERC”, regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or “NGA”, and the Natural Gas Policy Act of 1978, or “NGPA”. In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting wellhead sales of natural gas, effective January 1, 1993. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business.
      Regulation and transportation of natural gas. Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. In recent years, the FERC has undertaken various initiatives to increase competition within the natural gas industry. As a result of initiatives like FERC Order No. 636, issued in April 1992, the interstate natural gas transportation and marketing system has been substantially restructured to remove various barriers and practices that historically limited non-pipeline natural gas sellers, including producers, from effectively competing with interstate pipelines for sales to local distribution companies and large industrial and commercial customers. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation service on an open access basis that is equal for all natural gas supplies. In many instances, the results of Order No. 636 and related initiatives have been to substantially reduce or eliminate the traditional role of interstate pipelines as wholesalers of natural gas in favor of providing storage and transportation services.
      In 2000, the FERC issued Order No. 637 and subsequent orders, which imposed additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised the FERC’s pricing policy by waiving price ceilings for short-term released capacity for an experimental period, and effected changes in the FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. While most major aspects of Order No. 637 have been upheld on judicial review, certain issues such as capacity segmentation and right of first refusal are pending further consideration by the FERC. We cannot predict what action the FERC will take on these matters in the future or whether the FERC’s actions will survive further judicial review.
      Intrastate natural gas regulation is subject to regulation by state regulatory agencies. The Texas Railroad Commission has been changing its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes by these state regulators affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters; however, we do not believe that we will be affected differently than other natural gas producers with which we compete by any action taken.
      The Outer Continental Shelf Lands Act, or “OCSLA”, which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf, or “OCS,” provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and to help ensure non-discriminatory rates and conditions of service on such pipelines.
      Although the FERC has historically imposed light-handed regulation on offshore facilities that meet its traditional test of gathering status, it has the authority under the OCSLA to exercise jurisdiction over gathering facilities, if necessary, to permit non-discriminatory access to service. In an effort to heighten its oversight of the OCS, the FERC recently attempted to promulgate reporting requirements for all OCS “service providers,” including gatherers, but the regulations were struck down as ultra vires by a federal district court, which decision was affirmed by the U.S. Court of Appeals in October 2003. The FERC withdrew those regulations in March 2004. Subsequently, in April 2004, the Minerals Management Service, or “MMS,” initiated an inquiry into whether it should amend its regulations to assure that pipelines provide open and non-discriminatory access over OCS pipeline facilities. For those facilities transporting natural gas across the OCS that are not considered to be gathering facilities, the rates, terms and conditions applicable to this transportation are generally regulated by the FERC under the NGA and NGPA, as well as the OCSLA.
      Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC, Congress and state regulatory authorities will continue.
      Federal leases. Substantially all of Bois d’Arc Energy’s operations are located on federal oil and natural gas leases that are administered by the MMS pursuant to the OCSLA. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and MMS regulations and orders that are subject to interpretation and change.
      For offshore operations, lessees must obtain MMS approval for exploration, development and production plans prior to the commencement of such operations. In addition to permits required from other agencies such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency, lessees must obtain a permit from the MMS prior to the commencement of drilling. The MMS has promulgated regulations requiring offshore production facilities located on the OCS to meet stringent engineering and construction specifications. The MMS also has regulations restricting the flaring or venting of natural gas, and has proposed to amend such regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Similarly, the MMS has promulgated other regulations governing the plug and abandonment of wells located offshore and the installation and removal of all production facilities.
      To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be satisfied. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We are currently exempt from supplemental bonding requirements by the MMS. Under some circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially adversely affect our financial condition and results of operations.
      The MMS also administers the collection of royalties under the terms of the OCSLA and the oil and natural gas leases issued thereunder. The amount of royalties due is based upon the terms of the oil and natural gas leases as well as the regulations promulgated by the MMS. The MMS regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases currently rely on arm’s-length sales prices and spot market prices as indicators of value. Although the method of calculating royalties on production from federal leases has been the subject of much public discussion in recent years, the basis for calculating royalty payments established or to be established by the MMS is generally applicable to all federal lessees. Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.
      Oil and Natural Gas Liquids Transportation Rates. Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes.
      The regulation of pipelines that transport crude oil, condensate and natural gas liquids is generally more light-handed than the FERC’s regulation of natural gas pipelines under the NGA. Regulated pipelines that transport crude oil, condensate and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the

FERC under the Interstate Commerce Act, rates generally must be cost-based, although market-based rates or negotiated settlement rates are permitted in certain circumstances. Pursuant to FERC Order No. 561, issued in October 1993, the FERC implemented regulations generally grandfathering all previously unchallenged interstate pipeline rates and made these rates subject to an indexing methodology. Under this indexing methodology, pipeline rates are subject to changes in the Producer Price Index for Finished Goods, minus one percent. A pipeline can seek to increase its rates above index levels provided that the pipeline can establish that there is a substantial divergence between the actual costs experienced by the pipeline and the rate resulting from application of the index. A pipeline can seek to charge a market-based rate if it establishes that it lacks significant market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. A pipeline can seek to establish initial rates for new services through a cost-of-service proceeding, a market-based rate proceeding, or through an agreement between the pipeline and at least one shipper not affiliated with the pipeline. As provided for in Order No. 561, in July 2000, the FERC issued a Notice of Inquiry seeking comment on whether to retain or to change the existing oil rate-indexing method. In December 2000, the FERC issued an order concluding that the rate index reasonably estimated the actual cost changes in the pipeline industry and should be continued for another five-year period, subject to review in July 2005. In February 2003, on remand of its December 2000 order from the D.C. Circuit, the FERC increased its index slightly. A challenge to FERC’s remand order was denied by the D.C. Circuit in April 2004.
      With respect to intrastate crude oil, condensate and natural gas liquids pipelines subject to the jurisdiction of state agencies, such state regulation is generally less rigorous than the regulation of interstate pipelines. State agencies have generally not investigated or challenged existing or proposed rates in the absence of shipper complaints or protests. Complaints or protests have been infrequent and are usually resolved informally.
      We do not believe that the regulatory decisions or activities relating to interstate or intrastate crude oil, condensate or natural gas liquids pipelines will affect us in a way that materially differs from the way it affects other crude oil, condensate and natural gas liquids producers or marketers.
      Environmental regulations. We are subject to stringent federal, state and local laws. These laws, among other things, govern the issuance of permits to conduct exploration, drilling and production operations, the amounts and types of materials that may be released into the environment, the discharge and disposition of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup cost without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of oil and natural gas production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the oil and natural gas industry increases our cost of doing business and consequently affects our profitability. These costs are considered a normal, recurring cost of our on-going operations. Our domestic competitors are generally subject to the same laws and regulations.
      We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. As such, there can be no assurance that material cost and liabilities will not be incurred in the future.
      The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.
      The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or “RCRA”, regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste”. Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from RCRA’s definition of “hazardous wastes,” thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating cost, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.
      Our operations are also subject to the Clean Air Act, or “CAA”, and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.
      The Federal Water Pollution Control Act of 1972, as amended, or the “Clean Water Act”, imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.
      Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas, or “MPAs”, in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future exploration and development projects and/or causing us to incur increased operating expenses.

      Federal Lease Stipulations address the protection of marine species (sea turtles, marine mammals, Gulf sturgeon and other listed marine species). MMS permit approvals will be conditioned on collection and removal of debris resulting from activities related to exploration, development and production of offshore leases. MMS has issued Notices to Lessees and Operators 2003-G06 advising of requirements for posting of signs in prominent places on all vessels and structures.
      Certain flora and fauna that have officially been classified as “threatened” or “endangered” are protected by the Endangered Species Act. This law prohibits any activities that could “take” a protected plant or animal or reduce or degrade its habitat area. If endangered species are located in an area we wish to develop, the work could be prohibited or delayed and/or expensive mitigation might be required.
      Other statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the National Environmental Policy Act, the Coastal Zone Management Act, the Oil Pollution Act, the Emergency Planning and Community Right-to-Know Act, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities.
      We maintain insurance against “sudden and accidental” occurrences, which may cover some, but not all, of the risks described above. Most significantly, the insurance we maintain will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such cost or that such insurance will be available at a cost that would justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and results of operations.
      Regulation of oil and natural gas exploration and production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plug and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties.
      State Regulation. Most states regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.
Office and Operations Facilities
      Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800.
      We lease office space in Frisco, Texas covering 27,196 square feet at a monthly rate of $50,993. The lease expires on July 31, 2014. The executive offices of Bois d’Arc Energy are located at 600 Travis Street, Suite 6275, Houston, Texas 77002, and the telephone number at such office is (713) 228-0438. Beginning in May 2005, Bois d’Arc Energy will lease 16,285 square feet of office space in Houston, Texas at a monthly rate of $28,227. This lease expires on April 30, 2012. We also own production offices and pipe yard facilities near Marshall and Livingston, Texas, Logansport, Louisiana and Guston, Kentucky.

Employees
      As of December 31, 2004, we had 72 employees and utilized contract employees for certain of our field operations, and Bois d’Arc Energy had 14 employees and also uses contract employees. We consider our employee relations to be satisfactory.
Directors, Executive Officers and Other Management
      The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Position with Company

M. Jay Allison	49	President, Chief Executive Officer and Chairman of the Board of Directors
Roland O. Burns	45	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Mack D. Good	54	Chief Operating Officer
Stephen E. Neukom	55	Vice President of Marketing
Richard G. Powers	50	Vice President of Land
Daniel K. Presley	44	Vice President of Accounting and Controller
Michael W. Taylor	51	Vice President of Corporate Development
David K. Lockett	50	Director
Cecil E. Martin, Jr.	63	Director
David W. Sledge	48	Director
Nancy E. Underwood	53	Director

Executive Officers
      A brief biography of each person who serves as a director or executive officer follows.
      M. Jay Allison has been a director since June 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison currently serves on the Board of Regents for Baylor University and on the Advisory Board of the Salvation Army in Dallas, Texas.
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
      Mack D. Good was appointed our Chief Operating Officer in May 2004. From 1999 to 2004, he served as Vice President of Operations. From August 1997 until his promotion to Vice President of Operations, Mr. Good served as our district engineer for the East Texas/ North Louisiana region. From 1983 until July 1997, Mr. Good was with Enserch Exploration, Inc. serving in various operations management and engineering positions. Mr. Good received a B.S. of Biology/ Chemistry from Oklahoma State University in 1975 and a B.S. of Petroleum Engineering from the University of Tulsa in 1983. He is a Registered Professional Engineer in the State of Texas.
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
      Daniel K. Presley has been our Vice President of Accounting since December 1997 and has been with us since December 1989, serving as controller since 1991. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley has a B.B.A. from Texas A & M University in 1983.
      Michael W. Taylor has been our Vice President of Corporate Development since December 1997 and has served us in various capacities since September 1994. Mr. Taylor has 31 years of experience in the oil and gas business. For 15 years prior to joining us, he had been an independent oil and gas producer and petroleum consultant. Before that time, he worked in various engineering and executive capacities for a major oil company, a small independent producer and an international oil and gas consulting company. Mr. Taylor is a Registered Professional Engineer in the State of Texas and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

Outside Directors
      David K. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 13 years and has spent the past 25 years in the technology industry. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976. Mr. Lockett has served as one of our directors since July 2001.
      Cecil E. Martin, Jr. has been an independent commercial real estate developer since 1991. From 1973 to 1991, he served as Chairman of a public accounting firm in Richmond, Virginia. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant. Mr. Martin has served as one of our directors since October 1989.
      David W. Sledge has served as an area operations manager for Patterson-UTI Energy, Inc. since May 2004. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979. Mr. Sledge has served as one of our directors since May 1996.
      Nancy E. Underwood was elected to our board of directors in 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1981. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining Underwood Development Corporation in 1981. Ms. Underwood is involved civically in the Dallas community and currently serves on the boards of the Presbyterian Hospital of Dallas Foundation, the Dallas Historical Society and the Dallas County Advisory Board of the Salvation Army.

ITEM 3.	LEGAL PROCEEDINGS
      We are not a party to any legal proceedings which management believes will have a material adverse effect on our consolidated results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our security holders during the fourth quarter of 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
      Our common stock is listed for trading on the New York Stock Exchange under the symbol “CRK.” The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.

	High	Low

2003 — First Quarter	$10.65	$8.95
Second Quarter	$14.50	$9.40
Third Quarter	$15.20	$12.10
Fourth Quarter	$19.94	$13.30
2004 — First Quarter	$20.88	$16.60
Second Quarter	$24.45	$17.84
Third Quarter	$21.34	$16.61
Fourth Quarter	$23.34	$19.63
      As of March 17, 2005, we had 36,037,868 shares of common stock outstanding, which were held by 376 holders of record and approximately 10,000 beneficial owners who maintain their shares in “street name” accounts.
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
      The following table summarizes certain information regarding our equity compensation plans as of December 31, 2004:

Number of
	Number of	Weighted	Securities
	Securities to be	Average	Authorized for
	Issued upon	Exercise Price	Future Issuance
	Exercise of	of Outstanding	under Equity
	Outstanding Options	Options	Compensation Plans

Equity compensation plans approved by stockholders	2,734,870	$9.02	378,171 (1)
Equity compensation plans not approved by stockholders	—	—	—

Total	2,734,870	$9.02	378,171 (1)

(1)	Plus 1% of the number of shares of common stock outstanding as of January 1, 2005 and increased each year by 1% of the number of shares outstanding on each subsequent January 1.

ITEM 6.	SELECTED FINANCIAL DATA
      The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2004 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Statement of Operations Data:

	Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Oil and gas sales	$168,084	$166,118	$142,085	$235,102	$261,647
Operating expenses:
Oil and gas operating(1)	29,277	31,855	33,499	45,746	52,068
Exploration	3,505	6,611	5,479	4,410	15,610
Depreciation, depletion and amortization	43,264	47,429	53,155	61,169	63,879
Impairment	—	1,400	—	4,255	1,648
General and administrative, net	3,537	4,351	5,113	7,006	14,569

Total operating expenses	79,583	91,646	97,246	122,586	147,774

Income from operations	88,501	74,472	44,839	112,516	113,873
Other income (expenses):
Interest income	230	196	62	73	1,207
Other income	122	272	8,027	223	166
Interest expense	(25,819)	(22,098)	(31,252)	(29,860)	(21,182)
Formation costs	—	—	—	—	(1,101)
Gain (loss) from derivatives	—	243	(2,326)	(3)	(155)
Loss on early extinguishment of debt	—	—	—	—	(19,599)

	(25,467)	(21,387)	(25,489)	(29,567)	(40,664)

Income from continuing operations before income taxes	63,034	53,085	19,350	82,949	73,209
Provision for income taxes	(22,061)	(18,579)	(6,773)	(29,682)	(26,342)

Net income from continuing operations	40,973	34,506	12,577	53,267	46,867
Discontinued operations including loss on disposal, net of income taxes	227	396	(1,072)	—	—
Cumulative effect of change in accounting principle	—	—	—	675	—

Net income	41,200	34,902	11,505	53,942	46,867
Preferred stock dividends	(2,471)	(1,604)	(1,604)	(573)	—

Net income attributable to common stock	$38,729	$33,298	$9,901	$53,369	$46,867

Basic net income per share:
From continuing operations	$1.46	$1.13	$0.38	$1.65	$1.37
Discontinued operations	0.01	0.02	(0.04)	—	—
Cumulative effect of change in accounting principle	—	—	—	0.02	—

	$1.47	$1.15	$0.34	$1.67	$1.37

Diluted net income per share:
From continuing operations	$1.20	$1.00	$0.37	$1.51	$1.29
Discontinued operations	—	0.01	(0.03)	—	—
Cumulative effect of change in accounting principle	—	—	—	0.02	—

	$1.20	$1.01	$0.34	$1.53	$1.29

Weighted average shares outstanding:
Basic	26,290	29,030	28,764	31,964	34,187

Diluted	34,219	34,552	33,901	35,275	36,252

(1)	Includes lease operating costs and production and ad valorem taxes.

Balance Sheet Data:

	As of December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Cash and cash equivalents	$7,105	$6,122	$1,682	$5,343	$2,703
Property and equipment, net	434,065	636,274	664,208	698,686	827,761
Total assets	489,082	680,769	711,053	746,356	941,476
Total debt	234,101	372,464	366,272	306,623	403,150
Redeemable convertible preferred stock	17,573	17,573	17,573	—	—
Stockholders’ equity	$161,735	$195,668	$208,427	$289,656	$355,853

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with our selected historical consolidated financial data and our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Cautionary Note Regarding Forward-Looking Statements.”
Overview
      We are a growing independent exploration company engaged in the acquisition, discovery and production of oil and natural gas in the United States. We own interests in 1,356 (586.7 net to us) producing oil and natural gas wells and we or Bois d’Arc Energy operate 595 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.
      Our future growth will be driven primarily by acquisition, development and exploration activities. Under our current drilling budget, we plan to spend approximately $175.0 million in 2005 for development and exploration activities. We plan to drill approximately 114 development wells, 58.9 net to us and 29 exploratory wells, 14.3 net to us. However, the number of wells that we drill in 2005 will be subject to the availability of drilling rigs that we can hire. In addition, we could reduce the wells that we drill if oil and natural gas prices were to decline significantly. We do not budget for acquisitions as the timing and size of acquisitions are not predictable. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.
      We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future. Our revenues for 2004 benefited from a general increase in oil and natural gas prices. We have entered into certain hedging arrangements on a small part of our anticipated natural gas sales in 2005 and 2006. We may in the future enter into additional arrangements in order to reduce our exposure to price risks. Such arrangements may also limit our ability to benefit from increases in oil and natural gas prices.

      Our operating costs include the expense of operating our wells and production facilities and transporting our products to the point of sale. Our operating costs are generally comprised of several components, including costs of field personnel, repair and maintenance cost, production supplies, fuel used in operations, transportation cost, state production taxes, workover cost and state ad valorem taxes.
      Like all oil and natural gas exploration and production companies, we face the challenge of replacing our reserves. Although in the past we have offset the effect of declining production rates from our existing properties from acquisitions and through successful drilling efforts, there can be no assurance that we will be able to offset future production declines or maintain our current production level. Our future growth will depend on our ability to continue to add new reserves in excess of our production.
      In December 1997, we established a joint exploration venture with Bois d’Arc to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. We advanced the funds for the acquisition of 3-D seismic data and leases. We were reimbursed for all advanced costs and were entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, we issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of our common stock.
      In July 2004, we together with the Bois d’Arc Participants formed Bois d’Arc Energy to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed substantially all of our Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects. Our 59.9% proportionate share of Bois d’Arc Energy’s operations are included in our consolidated financial statements beginning in July 2004.
      Bois d’Arc Energy’s exploration and production activities are conducted exclusively in the Gulf of Mexico. Consequently, its operations are significantly impacted by conditions in the Gulf of Mexico, such as adverse weather conditions; the availability of equipment, facilities or services; delays and decreases in the availability of capacity to transport, gather or process production; and changes in the regulatory environment. In September 2004, Bois d’Arc Energy shut in substantially all of its production for four days because of Hurricane Ivan and part of its production was also shut in during the fourth quarter of 2004 awaiting repairs to third party pipelines that were damaged by the hurricane. As a result of the shut-ins, Bois d’Arc Energy was forced to defer production of approximately 2.2 Bcfe, 1.3 net to us, in 2004. Bois d’Arc Energy also had three drilling rigs under contract standing idle for a combined total of 22 days and the start up of a new production facility planned for November 2004 was delayed until January 2005. Operating costs in 2004 included $0.7 million for repairs related to the hurricane.
      Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The fair value of our liability to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $19.2 million as of December 31, 2004.

Results of Operations
      Our operating data for the last three years is summarized below:

	Year Ended December 31,

	2002	2003	2004

Net Production Data:
Oil (MBbls)	1,303	1,615	1,534
Natural gas (MMcf)	33,171	34,320	33,519
Natural gas equivalent (MMcfe)	40,986	44,009	42,722
Average Sales Price:
Oil (MBbls)	$24.95	$30.70	$39.86
Natural gas (MMcf)	$3.30	$5.41	$5.98
Average equivalent price (per Mcfe)	$3.47	$5.34	$6.12
Expenses ($ per Mcfe):
Oil and gas operating(1)	$0.82	$1.04	$1.22
Depreciation, depletion and amortization(2)	$1.29	$1.37	$1.46

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Oil and gas sales. Our oil and gas sales increased $26.5 million or 11% in 2004 to $261.6 million from $235.1 million in 2003. The increase in sales was mostly due to higher natural gas and crude oil prices, which was partially offset by a decrease in our oil and natural gas production in 2004. Our average natural gas price increased by 11% and our average oil price increased by 30%. On an equivalent unit basis, our average price received for our production in 2004 was $6.12 per Mcfe, which was 15% higher than our average price in 2003 of $5.34 per Mcfe. Our natural gas production decreased by 2% and our oil production decreased by 5%. The decrease in production primarily due to the disruption to Bois d’Arc Energy’s production operations caused by Hurricane Ivan. Approximately 1.3 Bcfe of production was deferred in 2004 because of shut-ins due to the hurricane.
      Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, increased $6.3 million (14%) to $52.1 million in 2004 from $45.7 million in 2003. Oil and gas operating expenses per equivalent Mcf produced increased $0.18 (17%) to $1.22 in 2004 from $1.04 in 2003. The increase in operating expenses is due primarily to higher production and ad valorem taxes resulting from the higher oil and gas prices in 2004 and the lower production volumes due to the deferred production during September 2004 in the Gulf of Mexico, which was shut-in due to hurricane activity. In addition, operating expenses in 2004 include $0.7 million for repairs resulting from damage caused by the hurricane activity in the Gulf of Mexico.
      Exploration expense. In 2004, we incurred $15.6 million in exploration expense as compared to $4.4 million in 2003. The 2004 expense primarily relates to five exploratory dry holes drilled by Bois d’Arc Energy in the Gulf of Mexico together with six exploratory dry holes drilled in our South Texas region.
      DD&A. Depreciation, depletion and amortization (“DD&A”) increased $2.7 million (4%) to $63.9 million in 2004 from $61.2 million in 2003. DD&A per equivalent Mcf produced for 2004 was $1.46, as compared to $1.37 for 2003. The higher DD&A rates are attributable to increased capitalized costs of our properties.
      Impairment. We recorded impairments to our oil and gas properties of $1.6 million in 2004 and $4.3 million in 2003. These impairments relate to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

      General and administrative expenses. General and administrative expenses, which are reported net of overhead reimbursements, of $14.6 million for 2004 were $7.6 million higher than general and administrative expenses of $7.0 million for 2003. The increase is primarily related to stock-based compensation expense that we recorded in 2004 of $6.2 million, resulting from our adoption of a fair value-based method of accounting for employee stock-based compensation including our employee stock options on January 1, 2004. The remaining increase is a result of higher personnel costs in 2004 and higher professional fees related to the increased compliance costs.
      Interest income. Our interest income in 2004 was $1.2 million as compared to $0.1 million in 2003. Included in interest income in 2004 was $1.1 million related to interest paid by the other owners of Bois d’Arc Energy to us.
      Interest expense. Interest expense decreased $8.7 million (29%) to $21.2 million in 2004 from $29.9 million in 2003. The decrease is related to the early retirement of $220.0 million of principal amount of our 11 1/4% senior notes which were refinanced with $175.0 million new 6 7/8% senior notes along with the borrowings under a new bank credit facility. The refinancing of our 11 1/4% senior notes reduced our interest expense by $10.8 million on an annual basis. Our average borrowings outstanding under our bank credit facility increased to $176.7 million in 2004 as compared to $119.7 million in 2003. The average interest rate on the outstanding borrowings under the bank credit facility also increased to 3.2% in 2004 as compared to 3.0% in 2003.
      Net income. We reported net income of $46.9 million in 2004 as compared to net income of $53.9 million in 2003. Net income per share for 2004 was $1.29 on weighted average diluted shares outstanding of 36.3 million as compared to $1.53 for 2003 on weighted average diluted shares outstanding of 35.3 million. The 2004 results include a charge of $19.6 million ($0.35 per diluted share) relating to the early retirement of our 11 1/4% senior notes. The 2004 results also include a charge of $1.1 million related to the formation of Bois d’Arc Energy. Net income for 2003 included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Oil and gas sales. Our oil and gas sales increased $93.0 million or 65% in 2003 to $235.1 million from $142.1 million in 2002. The increase in sales was mostly due to higher natural gas and crude oil prices and increased oil and natural gas production in 2003. Our average natural gas price decreased by 64% and our average oil price increased by 23%. On an equivalent unit basis, our average price received for our production in 2003 was $5.34 per Mcfe, which was 54% higher than our average price in 2002 of $3.47 per Mcfe. The higher prices were accompanied by a 7% increase in our production. Our natural gas production increased by 3% while our oil production increased by 24%. The production increases are primarily related to new production resulting from wells drilled in our 2002 and 2003 drilling programs.
      Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, increased $12.2 million (37%) to $45.7 million in 2003 from $33.5 million in 2002. Oil and gas operating expenses per equivalent Mcf produced increased $0.22 (27%) to $1.04 in 2003 from $0.82 in 2002. The increase in operating expenses is primarily related to the 7% increase in production and higher ad valorem and production taxes resulting from the significantly higher oil and gas prices in 2003.
      Exploration expense. In 2003, we had $4.4 million in exploration expense, which primarily related to the write-off of exploratory dry holes, impairment of certain of our exploratory leasehold and the acquisition of seismic data. Exploration expense for 2002 was $5.5 million, which related to the write-off of exploratory dry holes.
      DD&A. Our DD&A increased $8.0 million (15%) to $61.2 million in 2003 from $53.2 million in 2002. The increase is attributable to our higher production in 2003. Our depreciation, depletion and amortization per equivalent Mcf produced also increased to $1.37 in 2003 from $1.29 in 2002.

      Impairment. In 2003, we had a $4.3 million impairment of our oil and gas properties which primarily relates to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.
      General and administrative expenses. General and administrative expenses, which are reported net of overhead reimbursements, of $7.0 million for 2003 were 37% higher than general and administrative expenses of $5.1 million for 2002. The increase was due primarily to the opening of an offshore operations office in Houston, Texas as well as an increase in the number of employees and higher compensation paid to our employees in 2003.
      Other income. Our other income in 2003 was $0.2 million as compared to $8.0 million in 2002. Included in other income in 2002 was $7.7 million related to refunds of severance taxes paid in prior years.
      Interest expense. Interest expense decreased $1.4 million (4%) to $29.9 million for 2003 from $31.3 million in 2002. The decrease was due to a reduction in the average borrowings outstanding under our credit facility of $119.7 million during 2003 as compared to an average of $172.0 million outstanding in 2002. The average interest rate on the outstanding borrowings under the credit facility also decreased to 3.0% in 2003 as compared to 3.6% in 2002.
      Net income. For 2003, we reported net income of $53.4 million, after deducting preferred stock dividends of $0.6 million. These results compared to net income from continuing operations in 2002 of $11.0 million, after deducting preferred stock dividends of $1.6 million. Our income from continuing operations per share for 2003 was $1.53 on diluted weighted average shares outstanding of 35.3 million as compared to net income from continuing operations per share of $0.37 for 2002 on diluted weighted average shares outstanding of 33.9 million. Net income for 2003 included $0.7 million in income ($0.02 per share) related to the cumulative effect of a change in our accounting for future abandonment cost for our oil and gas properties. In 2002, we sold certain marginal oil and gas properties. The operating results of these properties in 2002 including the loss on disposal of $1.1 million ($0.03 per share) have been reflected as discontinued operations.

Liquidity and Capital Resources
      Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2004, our net cash flow provided by operating activities totaled $171.4 million and we received proceeds of $175.0 million from a public sale of new eight-year 6 7/8% senior notes. We also increased the debt outstanding under our bank credit facility by $142.0 million.
      Our primary needs for capital, in addition to funding our ongoing operations, relate to our acquisition, development and exploration activities and the repayment of our debt. In 2004, we incurred capital expenditures of $209.8 million primarily for our development and exploration activities. We also retired our 11 1/4% senior notes and we loaned Bois d’Arc Energy $48.3 million.

      Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Acquisitions of proved oil and gas properties	$11,435	$4,805	$62,712
Acquisitions of unproved oil and gas properties	4,268	4,447	5,082
Developmental leasehold costs	98	481	1,079
Workovers and recompletions	7,414	12,836	16,611
Offshore production facilities	4,867	5,227	8,268
Development drilling	22,893	28,254	68,616
Exploratory drilling	31,074	34,829	47,015
Other	1,332	2,051	407

Total	$83,381	$92,930	$209,790

      The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $70.6 million, $86.1 million and $146.7 million on development and exploration activities in 2002, 2003 and 2004, respectively. We have budgeted approximately $175.0 million for development and exploration projects in 2005. We expect to use internally generated cash flow to fund development and exploration activity. Our operating cash flow is highly dependent on oil and natural gas prices, especially natural gas prices.
      We spent $11.4 million, $4.8 million and $62.7 million on acquisition activities in 2002, 2003 and 2004, respectively. In October 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. We do not have a specific acquisition budget for 2005 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.
      On January 1, 2004 we had $220.0 million in principal amount of our 11 1/4% senior notes due 2007 (the “1999 Notes”) outstanding. Pursuant to a tender offer, on February 25, 2004, we repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, we redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million, which was comprised of the premium paid for the repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.
      In connection with the repurchase of the 1999 Notes, we sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1. The 6 7/8% senior notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.
      On February 25, 2004, we also entered into a new $400.0 million bank credit facility with Bank of Montreal, as the administrative agent, which replaced our former credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the bank credit facility were used to refinance amounts outstanding under our prior bank credit facility and to fund the repurchase of the 1999 Notes. Indebtedness under our bank credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2004.
      In connection with the formation of Bois d’Arc Energy, we have made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million, of which approximately $148.0 million was outstanding on December 31, 2004. In consideration for the line of credit, Bois d’Arc Energy and its subsidiaries each became guarantors of our bank credit facility and our 6 7/8% senior notes.
      On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the SEC related to a proposed underwritten initial public offering of $150.0 million of its common stock. As of the date of this report, the Form S-1 is not yet effective. Such an offering will have the effect of diluting our current 59.9% interest in Bois d’Arc Energy. The net proceeds of the offering are expected to be used to refinance the amounts outstanding under the credit facility provided by us. If Bois d’Arc Energy does not complete a financing transaction that generates sufficient proceeds to repay all of the amounts outstanding under the credit facility by May 1, 2005 (or such later date as is determined by Bois d’Arc Energy’s board of managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put its members in a position as near as possible to the same economic position that the members would have been in if they had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.
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
      The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Bank credit facility	$—	$—	$—	$228,000	$—	$—	$228,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000
Other debt	150	—	—	—	—	—	150
Interest on debt	21,493	21,493	21,493	13,608	12,031	26,068	116,186
Operating leases	747	817	820	823	833	3,341	7,381
Contracted drilling services(1)	5,420	—	—	—	—	—	5,420
Acquisition of seismic data(1)	5,348	2,315	—	—	—	—	7,663

	$33,158	$24,625	$22,313	$242,431	$12,864	$204,409	$539,800

(1)	Reflects our 59.9% of commitments made by Bois d’Arc Energy as of December 31, 2004.
Federal Taxation
      At December 31, 2004, we had federal income tax net operating loss carryforwards of approximately $53.4 million. We have established a $23.0 million valuation allowance against part of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2023. The value of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reported amounts of assets, liabilities, revenues or expenses.
      Successful efforts accounting. We are required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for oil and gas producing activities. The full-cost method allows the capitalization of all costs associated with finding oil and natural gas reserves, including certain general and administrative expenses. The successful efforts method allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration projects. Costs related to exploration that are not successful are expensed when it is determined that commercially productive oil and gas reserves were not found. We have elected to use the successful efforts method to account for our oil and gas activities and we do not capitalize any of our general and administrative expenses.
      Oil and natural gas reserve quantities. The determination of depreciation, depletion and amortization expense as well as impairments that are recognized on our oil and gas properties are highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas prices may all differ materially from those assumed in these estimates. The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.
      The estimates of our proved oil and gas reserves used in the preparation of our consolidated financial statements were determined by an independent petroleum engineering consulting firm and were prepared in accordance with the rules promulgated by the SEC and the Financial Accounting Standards Board (the “FASB”).
      Impairment of oil and gas properties. The determination of impairment of our oil and gas reserves is based on the oil and natural gas reserve estimates using projected future oil and natural gas prices that we have determined to be reasonable. The projected prices that we employ represent our long-term oil and natural gas price forecast and may be higher or lower than the December 31, 2004 market prices for crude oil and natural gas. For the impairment review of our oil and gas properties that we conducted as of December 31, 2004, we used oil and natural gas prices that were based on the current futures market. We used oil prices of $45.86, $42.86 and $40.93 per barrel for 2005, 2006 and 2007, respectively, and escalated prices by 3% each year thereafter to a maximum price of $48.60 per barrel. For natural gas we used prices of $6.20, $6.27 and $5.87 per Mcf for 2005, 2006 and 2007, respectively, and escalated prices by 3% each year thereafter to a maximum price of $6.75 per Mcf. To the extent we had used lower prices in our impairment review, an impairment could have been indicated on certain of our oil and gas properties.
      Accounting for asset retirement obligations. We adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” on January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter this liability is accreted up to the final retirement cost. The adoption of SFAS 143 on January 1, 2003 resulted in a gain of $0.7 million which was reflected as a cumulative effect of a change in accounting principle. The determination of our asset retirement obligations is based on our estimate of the fair value to plug and abandon our oil and gas wells and to dismantle and dispose of our offshore production facilities. The actual costs could be higher or lower than our current estimates.
      Stock-based compensation. Prior to January 1, 2004, we accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, we changed our method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by us as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. Accordingly, during 2004 our general and administrative expenses included $6.2 million in stock-based compensation. In accordance with the modified prospective transition method, results for years prior to 2004 were not restated. For years prior to 2004, no compensation cost was recognized for our employee stock options. If compensation costs had been determined in accordance with SFAS 123, we would have recorded an additional compensation expense of $1.6 million and $3.0 million in 2002 and 2003, respectively.
      Included in our 2004 stock-based compensation was $1.5 million attributable to our ownership in Bois d’Arc Energy. In connection with its formation, Bois d’Arc Energy established a long-term incentive plan to provide for equity-based compensation for its executive officers, employees and consultants. The awards made under this plan were comprised of either options to purchase class B LLC units or restricted class C LLC units, representing solely a profits interest. All of the awards made under the Bois d’Arc Energy incentive plan vest over a five year period. At the time of its formation, Bois d’Arc Energy granted options to purchase a total of 2,800,000 class B units at an exercise price of $6.00 per unit and 4,290,000 restricted class C units. In determining the fair value of the class B units and class C units underlying the equity awards granted, Bois d’Arc Energy used a valuation methodology that it believes is consistent with the practices recommended by the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). Bois d’Arc Energy reviewed the guidance set forth in the Practice Aid and performed a retrospective valuation on a “top down” basis, using an enterprise valuation model. Bois d’Arc Energy determined the fair value of the entity and then allocated the enterprise value to the various classes of member units. Bois d’Arc Energy also consulted with an independent valuation specialist regarding the methods and procedures used to determine, on a retrospective basis, the fair value of the class B units and the class C units at the time of issuance. The valuation conducted determined that the fair value of a class B unit at the date of the issuance was $8.42 per unit. The fair value of a class C unit was determined to be $3.40 per unit. The fair value of each option awarded under the incentive plan was estimated using the Black-Scholes option-pricing model and determined to be $4.55 per option.
      New accounting standards. On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS 123 R”) that requires compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123 R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB 25. SFAS 123 R is effective for the first reporting period after June 15, 2005. Entities that use the fair value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123 R using a modified version of prospective application whereby the entity is required to record compensation expense for all awards it grants after the date of adoption and the unvested portion of previously granted awards that remain outstanding at the date of adoption. Effective January 1, 2004, we adopted the fair value-based measure as proscribed in SFAS 123 using the modified prospective application. Therefore, SFAS 123 R will not have a significant impact on us.
      On December 16, 2004, the FASB also issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetrary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.
Related Party Transactions
      In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Oil and Natural Gas Prices
      Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2004, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $32.1 million.
      We periodically use derivative transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. We did not hedge any of our 2004 oil and natural gas production. While the use of these derivative arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counterparty based on the difference. We generally receive a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counterparty when the settlement price is below the floor and pay a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and the cap.

      The following table sets forth the derivative financial instruments that we entered into during 2004 which relate to our 2005 and 2006 natural gas production:

		Volume		Type of	Floor	Ceiling
Period Beginning	Period Ending	MMBtu	Delivery Location	Instrument	Price	Price

January 1, 2005	December 31, 2005	3,072,000	Henry Hub	Collar	$4.50	$10.30
January 1, 2005	December 31, 2005	2,400,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25
      The fair market value of these derivative financial instruments at December 31, 2004, was a liability of $155,000. We did not designate these instruments as cash flow hedges and, accordingly, a loss on derivatives of $155,000 was recorded in 2004.
Interest Rates
      At December 31, 2004, we had long-term debt of $403.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. The fair market value of the fixed rate debt as of December 31, 2004 was $180.3 million based on the market price of 103% of the face amount. At December 31, 2004, we had $228.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2004, a 100 basis point change in interest rates would change our interest expense on our variable rate debt by approximately $2.3 million. We had no interest rate derivatives outstanding in 2004 or at December 31, 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      Our consolidated financial statements are included on pages F-1 to F-44 of this report.
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
      Our independent registered public accounting firm, Ernst & Young LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.
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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      The management of Comstock Resources, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.
      As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.
      Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 is included below.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting
The Board of Directors and Stockholders
Comstock Resources, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended of Comstock Resources, Inc. and our report dated March 17, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Dallas, Texas
March 17, 2005

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2004.
      Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at http://www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2005 annual meeting, which will be filed with the SEC within 120 days of December 31, 2004 for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2004.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements:

1. The following consolidated financial statements are included on Pages F-1 to F-44 of this report.

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.
      (b) Exhibits:
      The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit
No.		Description

1.1		Underwriting Agreement, dated as of February 18, 2004 between Comstock and Banc of America Securities LLC and Harris Nesbitt Corp., acting as representatives of the several underwriters, for the sale of $175,000,000 of Comstock’s 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated February 19, 2004).

3	.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).

3	.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.2		Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).

4.1		Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).

4.2		Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).

4.3		Indenture dated February 25, 2004, between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities to be issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).

4.4		First Supplemental Indenture, dated February 25, 2004, between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
No.		Description

4.5		Second Supplemental Indenture dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4.6		Third Supplemental Indenture to the Indenture dated July 16, 2004, between Comstock Resources, Inc., the guarantors and The Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1		Amended and Restated Credit Agreement, dated February 25, 2004 among Comstock, as the borrower, the lenders from time to time party thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent, and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.2		Amendment No. 1 dated March 31, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.3		Amendment No. 2 dated July 16, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, and Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.4#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.5#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.6#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10	.7#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.8#*	Comstock Resources, Inc. 1999 Long-term Incentive Plan, as restated for Amendment No. 1 on April 1, 2001.

10	.9#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10	.10#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).

10	.11#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.12		Exploration Agreement dated July 31, 2001 by and between Comstock and Bois d’ Arc Offshore Ltd. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.13		Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.14		Supplement to the 2001 Exploration Agreement dated December 20, 2002 by and between Comstock and Bois ’d Arc Offshore Ltd (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
No.		Description

10.15		Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore, LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.16		Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.17		Loan Agreement dated July 16, 2004, by and between Comstock Resources, Inc., as lender, and Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, and Bois d’Arc Offshore, Ltd., as borrower (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.18*	First Amendment to the Loan Agreement dated December 31, 2004, by and between Comstock Resources, Inc., as lender, and Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, and Bois d’Arc Offshore, Ltd., as borrower.

10.19		Note made by Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, and Bois d’Arc Offshore, Ltd., as borrower, to Comstock Resources, Inc. (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.20		Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to the Registration statement on Form S-1 [ER STX][FileNo. 33-119511] filed by Bois d’Arc Energy, LLC on October 4, 2004).

10.21		First Amendment, dated September 29, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 [FileNo. 333-119511] filed by Bois d’Arc Energy LLC on October 4, 2004).

10	.22*	Second Amendment, dated January 26, 2005 to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC.

10.23		Transfer Restriction Agreement, dated as of July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.24*	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004.

10.25		Dealer Manager Agreement, dated as of February 10, 2004 between Comstock and Bank of America Securities LLC and Harris Nesbitt Corp. in connection with the tender offer for Comstock’s 11 1/4% Senior Notes due 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated February 19, 2004).

21	*	Subsidiaries of the Company.

23	.1*	Consent of KPMG LLP.

23	.2*	Consent of Ernst & Young LLP.

23	.3*	Consent of Independent Petroleum Engineers.

31	.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Furnished herewith.

#	Management contract or compensatory plan document.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON

M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 17, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2005

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 17, 2005

/s/ DAVID K. LOCKETT David K. Lockett	Director	March 17, 2005

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	March 17, 2005

/s/ DAVID W. SLEDGE David W. Sledge	Director	March 17, 2005

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Comstock Resources, Inc.
      We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2005 expressed an unqualified opinion thereon.
      As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Standards No. 143, “Accounting for Asset Retirements Obligations” and on January 1, 2004, the Company changed its method of accounting for employee stock based compensation to the fair value based method.

/s/ ERNST & YOUNG LLP
Dallas, Texas
March 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Comstock Resources, Inc.:
      We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Comstock Resources, Inc. (the “Company”) and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Comstock Resources, Inc.’s operations and their cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Dallas, Texas
March 19, 2003

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2004

	December 31,

	2003	2004

	(In thousands)
ASSETS
Cash and Cash Equivalents	$5,343	$2,703
Accounts Receivable:
Oil and gas sales	21,868	29,822
Joint interest operations	9,524	9,146
Other Current Assets	4,802	6,544

Total current assets	41,537	48,215
Property and Equipment:
Unevaluated oil and gas properties	18,075	14,811
Oil and gas properties, successful efforts method	1,052,564	1,249,023
Other	4,047	4,273
Accumulated depreciation, depletion and amortization	(376,000)	(440,346)

Net property and equipment	698,686	827,761
Receivable from Bois d’Arc Energy	—	59,417
Other Assets	6,133	6,083

	$746,356	$941,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$623	$150
Accounts Payable	38,713	44,512
Accrued Expenses	10,561	19,262

Total current liabilities	49,897	63,924

Long-Term Debt, less current portion	306,000	403,000
Deferred Income Taxes Payable	81,629	99,451
Reserve for Future Abandonment Costs	19,174	19,248
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 34,308,861 and 35,648,742 shares issued and outstanding at December 31, 2003 and 2004, respectively	17,154	17,824
Additional paid-in capital	166,242	176,130
Retained earnings	115,032	161,899
Deferred compensation-restricted stock grants	(8,772)	—

Total stockholders’ equity	289,656	355,853

	$746,356	$941,476

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands, except per share
	amounts)
Oil and gas sales	$142,085	$235,102	$261,647
Operating expenses:
Oil and gas operating	33,499	45,746	52,068
Exploration	5,479	4,410	15,610
Depreciation, depletion and amortization	53,155	61,169	63,879
Impairment	—	4,255	1,648
General and administrative, net	5,113	7,006	14,569

Total operating expenses	97,246	122,586	147,774

Income from operations	44,839	112,516	113,873
Other income (expenses):
Interest income	62	73	1,207
Other income	8,027	223	166
Interest expense	(31,252)	(29,860)	(21,182)
Loss on early extinguishment of debt	—	—	(19,599)
Loss on derivatives	(2,326)	(3)	(155)
Formation costs	—	—	(1,101)

	(25,489)	(29,567)	(40,664)

Income from continuing operations before income taxes	19,350	82,949	73,209
Provision for income taxes	(6,773)	(29,682)	(26,342)

Net income from continuing operations	12,577	53,267	46,867
Discontinued operations including loss on disposal, net of income taxes	(1,072)	—	—
Cumulative effect of change in accounting principle, net of income taxes	—	675	—

Net income	11,505	53,942	46,867

Preferred stock dividends	(1,604)	(573)	—

Net income attributable to common stock	$9,901	$53,369	$46,867

Basic net income per share:
From continuing operations	$0.38	$1.65	$1.37
Discontinued operations	(0.04)	—	—
Cumulative effect of change in accounting principle	—	0.02	—

	$0.34	$1.67	$1.37

Diluted net income per share:
From continuing operations	$0.37	$1.51	$1.29
Discontinued operations	(0.03)	—	—
Cumulative effect of change in accounting principle	—	0.02	—

	$0.34	$1.53	$1.29

Weighted average shares outstanding:
Basic	28,764	31,964	34,187

Diluted	33,901	35,275	36,252

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2003 and 2004

				Deferred	Accumulated
		Additional		Compensation	Other
	Common	Paid-In	Retained	Restricted	Comprehensive
	Stock	Capital	Earnings	Stock Grants	Income	Total

	(In thousands)
Balance at December 31, 2001	$14,276	$130,956	$51,762	$(1,187)	$(139)	$195,668
Issuance of common stock, net of deferred income taxes	156	1,547	—	—	—	1,703
Value of stock options issued for exploration prospects, net of deferred income taxes	—	836	—	—	—	836
Restricted stock grants, net of amortization	28	489	—	(300)	—	217
Preferred stock dividends	—	—	(1,604)	—	—	(1,604)
Net income	—	—	11,505	—	—	11,505
Unrealized hedge losses, net of income taxes	—	—	—	—	102	102

Comprehensive income	—	—	—	—	—	11,607

Balance at December 31, 2002	14,460	133,828	61,663	(1,487)	(37)	208,427

Issuance of common stock, net of deferred income taxes	287	4,697	—	—	—	4,984
Conversion of preferred stock	2,197	15,376	—	—	—	17,573
Value of stock options issued for exploration prospects, net of deferred income taxes	—	4,907	—	—	—	4,907
Restricted stock grants, net of amortization	210	7,434	—	(7,285)	—	359
Preferred stock dividends	—	—	(573)	—	—	(573)
Net income	—	—	53,942	—	—	53,942
Unrealized hedge gains, net of income taxes	—	—	—	—	37	37

Comprehensive income	—	—	—	—	—	53,979

Balance at December 31, 2003	17,154	166,242	115,032	(8,772)	—	289,656

Issuance of common stock, net of deferred income taxes	532	12,579	—	—	—	13,111
Adoption of SFAS 123	—	(8,772)	—	8,772	—	—
Value of stock options issued for exploration prospects, net of deferred income taxes	—	1,512	—	—	—	1,512
Stock-based compensation	138	4,569	—	—	—	4,707
Net income	—	—	46,867	—	—	46,867

Balance at December 31, 2004	$17,824	$176,130	$161,899	$—	$—	$355,853

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2003 and 2004

	2002	2003	2004

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,505	$53,942	$46,867
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition effects:
Cumulative effect of change in accounting principle, net of income taxes	—	(675)	—
Stock-based compensation	218	359	6,208
Depreciation, depletion and amortization	53,155	61,169	63,879
Debt issuance costs amortization	1,250	1,200	970
Impairment of oil and gas properties	—	4,255	1,648
Deferred income taxes	6,773	27,982	20,739
Dry hole costs and leasehold impairments	5,139	3,723	16,151
Loss on early extinguishment of debt	—	—	19,599
Unrealized loss (gain) on derivatives	(119)	—	155
Non-cash effect of discontinued operations, net	1,395	—	—
Decrease (increase) in accounts receivable	(10,810)	(10,450)	5,584
Decrease (increase) in other current assets	4,740	(2,124)	(1,735)
Increase (decrease) in accounts payable and accrued expenses	11,191	14,404	(8,714)

Net cash provided by operating activities	84,437	153,785	171,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of properties	3,478	—	—
Capital expenditures and acquisitions	(83,381)	(92,930)	(209,790)
Formation of Bois d’Arc Energy, net of cash acquired	—	—	(48,271)

Net cash used for investing activities	(79,903)	(92,930)	(258,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	31,736	23,402	272,673
Proceeds from senior notes offering	75,000	—	175,000
Debt issuance costs	(2,267)	—	(5,963)
Principal payments on debt	(112,928)	(83,051)	(367,019)
Proceeds from common stock issuances	1,089	3,028	9,379
Dividends paid on preferred stock	(1,604)	(573)	—

Net cash provided by (used for) financing activities	(8,974)	(57,194)	84,070

Net increase (decrease) in cash and cash equivalents	(4,440)	3,661	(2,640)
Cash and cash equivalents, beginning of year	6,122	1,682	5,343

Cash and cash equivalents, end of year	$1,682	$5,343	$2,703

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

Basis of Presentation and Principles of Consolidation
      Comstock is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The consolidated financial statements include the accounts of Comstock and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in the consolidated financial statements.

Formation of Bois d’Arc Energy
      In July 2004, Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) was formed by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of the Company, and Bois d’Arc Resources, Ltd. (“Bois d’Arc Resources”), Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) to replace a joint exploration venture established in 1997 by Comstock Offshore and Bois d’Arc Resources to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc Resources was responsible for developing a budget for exploration activities and generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and its extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance the funds for the acquisition of 3-D seismic data and leases needed for exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc Resources warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.
      In July 2004, each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy (29,935,761 class B LLC units out of 50,000,000 class B LLC units issued). The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the exploration joint venture for undrilled prospects.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the assets contributed and the liabilities assumed on the date of the formation of Bois d’Arc Energy:

	Comstock	Bois d’Arc
	Offshore	Participants	Combined

	(In thousands)
Cash and cash equivalents	$6	$17,024	$17,030
Other current assets	—	21,992	21,992
Property and equipment, net	362,959	119,738	482,697
Current liabilities and bank loan	—	(66,788)	(66,788)
Payable to Comstock Resources	(83,177)	—	(83,177)
Reserve for future abandonment	(18,458)	(7,985)	(26,443)
Cash distributed	(12,742)	(28,342)	(41,084)

Net contribution	$248,588	$55,639	$304,227

      Under the terms of Bois d’Arc Energy’s operating agreement, management of Bois d’Arc Energy is shared jointly by Comstock and the principals of Bois d’Arc Resources. Management and operating decisions are made based on unanimous agreement between the parties. Because the Company has the ability to exercise significant influence over Bois d’Arc Energy, but not control it, the Company accounts for its interest in Bois d’Arc Energy’s assets, liabilities and operations under the proportionate consolidation method in accordance with Emerging Issues Task Force (“EITF”) 00-1, “Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Partnerships and Certain other Ventures” and EITF 03-16 “Accounting for Investments in Limited Liability Companies,” and because Bois d’Arc Energy is similar to a partnership in that it maintains a specific ownership for each member.

Receivable from Bois d’Arc Energy
      In connection with the formation of Bois d’Arc Energy, Comstock provided to Bois d’Arc Energy a revolving line of credit with a maximum outstanding amount of $200.0 million, of which $148.1 million was outstanding at December 31, 2004. Approximately $59.4 million of the outstanding balance is attributable to the Bois d’Arc Participants and is reflected in the consolidated balance sheet as a receivable from Bois d’Arc Energy. Borrowings under the credit facility bear interest at Bois d’Arc Energy’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility matures on April 1, 2006. Interest expense of $2.7 million was charged by the Company to Bois d’Arc Energy under the credit facility during the period from July 16, 2004 to December 31, 2004. Approximately $1.1 million was attributable to the Bois d’Arc Participants and is included in interest income in the consolidated statement of operations.
      In consideration for the credit facility, Bois d’Arc Energy agreed to become a guarantor with respect to Comstock’s $400 million bank credit facility and Comstock’s 6 7/8% senior notes due 2012. Bois d’Arc Energy’s operating agreement provides that it is to be dissolved and liquidated if a financing transaction does not occur by May 1, 2005 or such later date as determined by Bois d’Arc Energy’s board of managers. A financing transaction is defined as an initial public offering or another transaction that generates proceeds sufficient to repay all indebtedness owing to Comstock under the credit facility, which will also result in Bois d’Arc Energy being released as a guarantor of Comstock’s debt. Bois d’Arc Energy intends to repay the indebtedness owing to Comstock from the net proceeds of an initial public offering and through the issuance of shares of its common stock to Comstock.
      On October 4, 2004, Bois d’Arc Energy filed a registration statement on Form S-1 with the Securities and Exchange Commission related to a proposed underwritten initial public offering of $150.0 million of its

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock. As of March 17, 2005, the Form S-1 was not yet effective. Such an offering will have the effect of diluting Comstock’s current 59.9% interest in Bois d’Arc Energy. The net proceeds of the offering are expected to be used to refinance the amounts outstanding under the credit facility provided by Comstock. If Bois d’Arc Energy does not complete a financing transaction that generates sufficient proceeds to repay all of the amounts outstanding under the credit facility by May 1, 2005 (or such later date as is determined by Bois d’Arc Energy’s board of managers), Bois d’Arc Energy will be dissolved and liquidated in a manner designed to put its members in a position as near as possible to the same economic position that the members would have been in if they had never formed Bois d’Arc Energy and instead had continued to own their respective properties individually.

Formation Costs
      The consolidated financial statements include $1.1 million of costs incurred in connection with the formation of Bois d’Arc Energy, including a termination fee of $0.7 million for the cancellation of a service agreement for accounting and administrative services provided to Bois d’Arc Offshore Ltd.

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

Concentration of Credit Risk and Accounts Receivable
      Financial instruments that potentially subject Comstock to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments, Comstock places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit rating. For a discussion of the credit risks associated with Comstock’s hedging activities, see Note 11. Substantially all of Comstock’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which Comstock serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2003 and 2004:

	2003		2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(In thousands)
Long term debt, including current portion	$306,623	$321,198	$403,150	$408,400
      The fair market value of the fixed rate debt was based on the market price as of December 31, 2003 and 2004.
      Derivatives are presented at their estimated fair value. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, receivable from Bois d’Arc Energy, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

Other Current Assets
      Other current assets at December 31, 2003 and 2004 consist of the following:

	As of December 31,

	2003	2004

	(In thousands)
Prepaid expenses	$4,279	$1,689
Tax refunds receivable	—	2,100
Pipe Inventory	523	2,755

	$4,802	$6,544

Property and Equipment
      Comstock follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.
      In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) Comstock records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement liability. Comstock’s ARO’s relate to future plugging and abandonment expenses of its oil and gas properties and related facilities disposal.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the changes in Comstock’s total estimated liability:

	For the Year Ended December 31,

	2002	2003	2004

Beginning asset retirement obligations	$7,794	$16,677	$19,174
Cumulative effect adjustment	—	(1,476)	—
New wells placed on production and changes in estimates	826	(875)	1,870
Acquisition liabilities assumed	8,682	4,787	88
Liabilities settled	(625)	(685)	(3,030)
Accretion expense	—	746	1,146

Ending asset retirement obligations	$16,677	$19,174	$19,248

      The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depletion, depreciation and amortization, (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $675,000, net of income taxes, which was reflected as the cumulative effect of a change in accounting principle. The following pro forma data summarizes the Company’s net income and net income per share for the years ended December 31, 2002 and 2003 as if the Company had adopted the provisions of SFAS 143 on December 31, 2001, including aggregate pro forma asset retirement obligations on that date of $15.2 million.

	For the Year Ended
	December 31,

	2002	2003

	(In thousands except
	per share amounts)
Net income, as reported	$11,505	$53,942
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(167)	(675)

Pro forma net income	$11,338	$53,267

Net income per share:
Basic — as reported	$0.34	$1.67

Basic — pro forma	$0.34	$1.65

Diluted — as reported	$0.34	$1.53

Diluted — pro forma	$0.33	$1.51

      In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Comstock assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. Comstock had a $4.3 million and $1.6 million impairment of its oil and gas properties in 2003 and 2004, respectively, which primarily related to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.
      Other property and equipment consists primarily of work boats, gas gathering systems, computer equipment, furniture and fixtures and interests in private airplanes which are depreciated over estimated useful lives ranging from 5 to 31 1/2 years on a straight-line basis.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets
      Other assets primarily consist of deferred costs associated with issuance of the Company’s long-term debt. These costs are amortized over the respective life of the debt instrument on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

Stock Options
      Prior to January 1, 2004, Comstock accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, the Company changed its method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by Comstock as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for 2004 is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. During 2004, the Company recorded $6.2 million in stock-based compensation expense in general and administrative expenses. The 2004 stock-based compensation included $2.8 million for restricted stock grants, $1.9 million for employee stock options and $1.5 million attributable to our ownership in Bois d’Arc Energy relating to its stock-based compensation.
      In accordance with the modified prospective transition method, results for years prior to 2004 have not been restated. In 2002 and 2003, the Company accounted for stock-based compensation for employees under APB 25 and related interpretations, under which no compensation cost was recognized for employee stock options. If compensation costs had been determined in accordance with SFAS 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

	Year Ended
	December 31,

	2002	2003

	(In thousands, except
	per share amounts)
Net income, as reported	$9,901	$53,369
Add stock-based employee compensation expense included in reported net income, net of income taxes	142	233
Deduct total stock-based employee compensation expense determined under fair value based method for all rewards, net of income taxes	(1,066)	(1,942)

Pro forma net income	$8,977	$51,660

Basic earnings per share:
As Reported	$0.34	$1.67

Pro Forma	$0.31	$1.62

Diluted earnings per share:
As Reported	$0.34	$1.53

Pro Forma	$0.31	$1.48

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2003 and 2004, respectively: average risk-free interest rates of 3.8, 3.0 and 3.6%; average expected lives of 5.9, 5.9 and 4.1 years; average expected volatility factors of 68.9, 32.8 and 46.9; and 0% dividend yield for all years. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company’s incentive plans was $5.88 in 2002, $6.38 in 2003 and $7.75 in 2004.

Segment Reporting
      Comstock presently operates in one business segment, the exploration and production of oil and natural gas.

Derivative Instruments and Hedging Activities
      Comstock follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Comstock estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

Major Purchasers
      In 2004, Comstock had two purchasers of its oil and natural gas production that individually accounted for 10% or more of total oil and gas sales. Such purchasers accounted for 20% and 16% of total 2004 oil and gas sales. In 2003, Comstock had three purchasers that accounted for 18%, 14% and 10% of total 2003 oil and gas sales. In 2002, Comstock had two purchasers that accounted for 16% and 15% of total 2002 oil and gas sales.

Revenue Recognition and Gas Balancing
      Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Comstock did not have any significant imbalance positions at December 31, 2002, 2003 or 2004.

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

Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income consists of unrealized gains or losses on cash flow hedges.

Earnings Per Share
      Basic and diluted earnings per share for 2002, 2003 and 2004 were determined as follows:

	Year Ended December 31,

	2002			2003			2004

			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

	(In thousands except per share data)
Basic Earnings Per Share:
Net Income from Continuing Operations	$12,577	28,764		$53,267	31,964		$46,867	34,187
Less Preferred Stock Dividends	(1,604)	—		(573)	—		—	—

Net Income from Continuing Operations Available to Common Stockholders	10,973	28,764	$0.38	52,694	31,964	$1.65	46,867	34,187	$1.37

Loss from Discontinued Operations, Net of Income Taxes	(1,072)	28,764	(0.04)	—	31,964	—	—	34,187	—

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	—	28,764	—	675	31,964	0.02	—	34,187	—

Net Income Available to Common Stockholders	$9,901	28,764	$0.34	$53,369	31,964	$1.67	$46,867	34,187	$1.37

Diluted Earnings Per Share:
Net Income from Continuing Operations	$12,577	28,764		$53,267	31,964		$46,867	34,187
Effect of Dilutive Securities:
Stock Grants and Stock Options	—	744		—	1,742		—	2,065
Convertible Preferred Stock	—	4,393		—	1,569		—	—

Net Income from Continuing Operations Available to Common Stockholders With Assumed Conversions	12,577	33,901	$0.37	53,267	35,275	$1.51	46,867	36,252	$1.29

Loss from Discontinued Operations, Net of Income Taxes	(1,072)	33,901	(0.03)	—	35,275	—	—	36,252	—

Cumulative Effect of Change in Accounting Principle, Net of Income Taxes	—	33,901	—	675	35,275	0.02	—	36,252	—

Net Income Available to Common Stockholders	$11,505	33,901	$0.34	$53,942	35,275	$1.53	$46,867	36,252	$1.29

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2002	2003	2004

	(In thousands except per share data)
Stock options and warrants to purchase common stock	2,737	790	28
Exercise Price	$8.06 – $14.00	$13.59 – $14.00	$20.03

Statements of Cash Flows
      For the purpose of the consolidated statements of cash flows, Comstock considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
      The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Noncash activities —
Conversion of preferred stock	$—	$17,573	$—
Value of vested stock options under exploration venture	$1,286	$7,549	$2,326
Cash payments —
Interest payments	$28,987	$29,115	$20,477
Income tax payments	$—	$—	$7,954

New Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004),“Share-Based Payment” (“SFAS 123 R”) that requires compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123 R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB25. SFAS 123 R is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123 R using a modified version of prospective application whereby the entity is required to record compensation expense for all awards it grants after the date of adoption and the unvested portion of previously granted awards that remain outstanding at the date of adoption. Effective January 1, 2004, Comstock adopted the fair value-based measure as proscribed in SFAS 123 using the modified prospective application. Given the similarities between SFAS 123 and SFAS 123 R, SFAS 123 R will not have a significant impact on the Company. SFAS 123 R will require that the Company recognize the tax benefit of stock option exercises as a financing cash flow in future years.
      On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetrary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

(2)	Acquisitions
      In October 2004, Comstock acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 41.0 billion cubic feet of gas equivalent and included 165 active wells, of which 69 are operated by the Company. The acquisition was funded by borrowings under the Company’s bank credit facility.
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
      Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by Comstock for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,

	2003	2004

	(In thousands)
Unproved properties	$18,075	$14,811
Proved properties:
Leasehold costs	644,294	727,436
Wells and related equipment and facilities	408,270	521,587
Accumulated depreciation,
depletion and amortization	(374,686)	(438,711)

	$695,953	$825,123

Costs Incurred

	For the Year Ended December 31,

	2002	2003	2004

	(In thousands)
Property acquisitions
Unproved properties	$4,268	$4,447	$5,082
Proved properties	11,435	4,805	62,712
Development costs	35,272	46,798	94,574
Exploration costs	31,414	35,516	46,477
Capitalized asset retirement costs	8,884	3,227	1,554

	$91,273	$94,793	$210,399

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2002, 2003 and 2004, Comstock capitalized interest expense of $281,000, $422,000 and $363,000, respectively, on its unproved properties under development which is included in the unproved property acquisition costs in each year.

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

	For the Year Ended December 31,

	2002	2003	2004

	(In thousands)
Oil and gas sales	$142,085	$235,102	$261,647
Operating expenses:
Oil and gas operating	(33,499)	(45,746)	(52,068)
Exploration	(5,479)	(4,410)	(15,610)
Depreciation, depletion and amortization	(52,869)	(60,867)	(63,523)
Impairment	—	(4,255)	(1,648)

Income from continuing operations	50,238	119,824	128,798
Provision for income taxes	(17,583)	(41,938)	(46,367)

Income from continuing operations, after tax	32,655	77,886	82,431
Discontinued operations, including loss on disposal, net of income taxes	(1,072)	—	—

Results of operations of oil and gas producing activities	$31,583	$77,886	$82,431

(4)	Long-Term Debt
      Long-term debt is comprised of the following:

	As of December 31,

	2003	2004

	(In thousands)
Bank Credit Facility	$86,000	$228,000
11 1/4% senior notes due 2007	220,000	—
6 7/8% senior notes due 2012	—	175,000
Other	623	150

	306,623	403,150
Less current portion	(623)	(150)

	$306,000	$403,000

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our debt as of December 31, 2004 by year of maturity:

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Bank credit facility	$—	$—	$—	$228,000	$—	$—	$228,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000
Other debt	150	—	—	—	—	—	150

	$150	$—	$—	$228,000	$—	$175,000	$403,150

      On January 1, 2004, Comstock had $220.0 million in principal amount of 11 1/4% Senior Notes due 2007 (the “1999 Notes”) outstanding. Pursuant to a tender offer, on February 25, 2004, Comstock repurchased $197.7 million in principal amount of the 1999 Notes for $212.2 million plus accrued interest. On May 1, 2004, Comstock redeemed the remaining $22.3 million in principal amount of the 1999 Notes outstanding for $23.6 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million, which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.
      In connection with the repurchase of the 1999 Notes, Comstock sold $175.0 million of senior notes in an underwritten public offering. The new senior notes are due on March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on March 1 and September 1. The notes are unsecured obligations of Comstock and are currently guaranteed by all of its subsidiaries.
      On February 25, 2004, Comstock also entered into a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent, which replaced the Company’s former credit facility. The credit facility is a four year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility were used to refinance amounts outstanding under the prior bank credit facility and to fund the repurchase of the 1999 Notes. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which was $300.0 million as of December 31, 2004 and will be redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The borrowing base may be affected by the performance of the properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.25% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2004.
      Each of Comstock’s wholly owned subsidiaries and Bois d’Arc Energy and its subsidiaries are guarantors of Comstock’s 6 7/8% senior notes due 2012 and the bank credit facility.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Commitments and Contingencies

Lease Commitments
      Comstock rents office space under noncancelable leases. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $495,000, $535,000 and $625,000 respectively. Minimum future payments under the leases are as follows:

(In thousands)
2005	$747
2006	817
2007	820
2008	823
2009	833
Thereafter	3,341

$7,381

Contingencies
      From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Comstock has accrued $1.5 million related to its estimate of losses to be incurred in resolving a specific contingency. After consideration of amounts accrued, the Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(6)	Stockholders’ Equity
      The authorized capital stock of Comstock consists of 50 million shares of common stock, $.50 par value per share (the “Common Stock”), and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2003 or 2004.
      On December 31, 2002, Comstock had 1,757,310 shares of convertible preferred stock (the “Series 1999 Preferred Stock”) outstanding. The Series 1999 Preferred Stock accrued dividends at an annual rate of 9% which were payable quarterly in cash or Comstock had the option to issue shares of common stock. Dividends paid per share were $0.91 per share in 2002 and $0.33 in 2003. Each share of the Series 1999 Preferred Stock was convertible, at the option of the holder, into 2.5 shares of common stock. In April and June of 2003, the holders of the Series 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of common stock, resulting in no shares of the Series 1999 Preferred Stock remaining outstanding. This conversion reduced Comstock’s annual preferred stock dividend requirement by $1.6 million and increased stockholders’ equity by $17.6 million.
      Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2004, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of preferred stock.
      Stock options and stock purchase warrants were exercised to purchase 310,758 shares, 576,025 shares and 1,064,881 shares in 2002, 2003 and 2004, respectively. Such exercises yielded net proceeds of approximately $1.1 million, $3.0 million and $9.4 million in 2002, 2003, and 2004, respectively.

Stock Options
      On June 23, 1999, the stockholders approved the 1999 Long-term Incentive Plan for the management including officers, directors and managerial employees, which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan (collectively, the “Incentive Plans”) authorize the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of Comstock. The options under the Incentive Plans have contractual lives ranging from five to ten years and become exercisable after lapses in vesting periods ranging from zero to ten years from the grant date. As of December 31, 2004, the Incentive Plans provide for future awards of stock options or restricted stock grants of up to 378,171 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on January 1, 2005.
      The following table summarizes information about the Incentive Plan’s stock options outstanding at December 31, 2004:

	Number of	Weighted Average	Number of
	Options	Remaining Life	Options
Exercise Price	Outstanding	(Years)	Exercisable

$3.88	622,500	3.5	622,500
$6.42	434,250	4.1	172,500
$6.69	9,500	4.4	9,500
$7.40	10,000	1.6	10,000
$8.70	30,000	2.4	30,000
$8.88	226,750	4.5	226,750
$9.20	222,870	4.0	222,870
$11.00	614,000	1.0	614,000
$11.12	33,500	3.0	21,000
$12.15	30,000	3.4	30,000
$12.38	283,000	2.0	283,000
$18.17	50,000	4.4	50,000
$18.20	140,500	5.0	1,500
$20.03	28,000	6.0	—

	2,734,870	3.1	2,293,620

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity during 2002, 2003 and 2004 under the Incentive Plans:

	Number of		Weighted Average
	Options	Exercise Price	Exercise Price

Outstanding at December 31, 2001	4,389,650	$ 2.50 to $12.38	$7.89
Granted	303,750	$ 8.70 to $ 9.20	$9.15
Exercised	(313,875)	$ 2.50 to $ 6.69	$3.55
Forfeited	(209,000)	$ 9.63 to $11.94	$10.52

Outstanding at December 31, 2002	4,170,525	$ 3.44 to $12.38	$8.18
Granted	170,500	$12.15 to $18.20	$17.14
Exercised	(576,025)	$ 3.44 to $12.38	$5.26
Forfeited	(215,750)	$12.38	$12.38

Outstanding at December 31, 2003	3,549,250	$ 3.44 to $18.20	$8.83
Granted	78,000	$18.17 to $20.03	$18.84
Exercised	(892,380)	$ 3.44 to $12.38	$9.09

Outstanding at December 31, 2004	2,734,870	$ 3.88 to $20.03	$9.02

Exercisable at December 31, 2004	2,293,620	$ 3.88 to $18.20	$8.62

Restricted Stock Grants
      Under the Incentive Plans, officers and managerial employees may be granted shares of restricted Common Stock without cost to the employee. The shares vest over a specified period. Restricted stock grants were made for 56,250, 420,000 and 275,000 shares in 2002, 2003 and 2004 respectively. The weighted average fair value per share of the restricted stock grants were $9.20, $18.20 and $20.03 in 2002, 2003 and 2004, respectively. In the aggregate, 1,418,750 restricted stock grants have been awarded under the Incentive Plans. As of December 31, 2004, 611,250 shares of such awards are vested. A provision for the restricted stock grants is made over the related vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 2002, 2003 and 2004 was $217,000, $359,000 and $2,848,000, respectively.

(7)	Exploration Venture
      On July 31, 2001, Comstock entered into a new exploration agreement with Bois d’Arc Offshore, Ltd. and its principals (collectively, “Bois d’Arc”), which replaced an exploration agreement entered into on December 8, 1997. Comstock did not have any ownership interest in Bois d’Arc. The 2001 exploration agreement established a joint exploration venture between Comstock and Bois d’Arc covering the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. The new venture was effective April 1, 2001 and was to continue until December 31, 2006. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock had to approve the budget and would advance funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. The agreement required Comstock to fund a minimum of $5.0 million for the acquisition of seismic data over the term of the agreement or Bois d’Arc had the right to terminate the agreement. Comstock was to recover its advances based on Bois d’Arc’s ability to generate drilling prospects on the acreage acquired that could either be sold to third parties or drilled by Comstock and Bois d’Arc. Prior to drilling a prospect under the joint exploration

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
venture, Comstock was reimbursed for the costs that were advanced and had the right to participate in drilling the prospect with up to a 40% working interest. The amounts advanced by Comstock Offshore for leasehold and seismic data acquisitions were recorded as unevaluated properties and as exploration expense as the reimbursements or repayment of such advances by Bois d’Arc were not unconditional. The collection of the advances was subject to a drillable prospect being developed that Comstock Offshore, Bois d’Arc or other third parties would agree to drill. At December 31, 2003 Comstock had $7.1 million in advances outstanding for acquisition costs of unevaluated properties and $2.6 million for acquisition costs of seismic data. In connection with the formation of Bois d’Arc Energy these advances were repaid in July 2004.
      Under the exploration agreement, the principals of Bois d’Arc had the opportunity to earn warrants to purchase up to 1,620,000 shares of Common Stock. Warrants to purchase 60,000 shares were earned for each prospect that resulted in a successful discovery, which was defined as an exploratory well drilled under the exploration agreement that was not plugged and abandoned and in which Comstock agreed to participate in the completion operation. The exercise price for the warrants earned was determined on a semiannual basis each year that the venture was in effect based on the then-current market price for the Common Stock. The principals of Bois d’Arc had also earned warrants to purchase 600,000 shares of Common Stock at $14.00 per share under the prior exploration agreement during the period from January 1998 to April 2001. The value of these warrants based on the Black-Scholes option pricing model was $9.97 per option share. The estimated value of $6.0 million for the warrants earned under the prior exploration agreement were capitalized to oil and gas properties in 1998 through 2001. The exploration venture was terminated on July 16, 2004 in connection with the formation of Bois d’Arc Energy.
      The following table summarizes the stock purchase warrants issued to the principals of Bois d’Arc that were outstanding at December 31, 2004:

	Number of	Weighted Average	Number of
	Warrants	Remaining Life	Warrants
Exercise Price	Outstanding	(Years)	Exercisable

$6.48	44,500	7.0	44,500
$7.32	267,000	7.0	267,000
$7.51	177,999	7.0	177,999
$9.26	178,000	7.0	178,000
$13.59	360,000	7.0	360,000
$14.00	600,000	3.0	600,000
$18.70	300,000	7.0	300,000
$19.46	240,000	7.0	240,000

	2,167,499	5.9	2,167,499

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock purchase warrant activity during 2002, 2003 and 2004 under the exploration venture:

	Number of		Weighted Average
	Warrants	Exercise Price	Exercise Price

Outstanding at December 31, 2001	960,000	$7.32 – $14.00	$11.50
Granted	240,000	$6.48 – $ 7.51	$7.25

Outstanding at December 31, 2002	1,200,000	$6.48 – $14.00	$10.65
Granted	900,000	$7.51 – $18.70	$14.02

Outstanding at December 31, 2003	2,100,000	$6.48 – $18.70	$12.09
Granted	240,000	$19.46	$19.46
Exercised	(172,501)	$6.48 – $ 9.26	$7.34

Outstanding at December 31, 2004	2,167,499	$6.48 – $19.46	$13.29

      The value of the stock purchase warrants based on the Black-Scholes option pricing model was $5.36 per share or an aggregate of $1.3 million in 2002, $8.36 per share or an aggregate of $7.5 million in 2003 and $9.69 per share or $2.3 million in 2004. Such costs were capitalized as a cost of oil and gas properties.

(8)	Retirement Plan
      Comstock has a 401(k) Profit Sharing Plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Directors. Comstock’s matching contributions to the plan were $116,000, $125,000 and $130,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

(9)	Income Taxes
      The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2003 and 2004 were as follows:

	2003	2004

	(In thousands)
Net deferred tax assets (liabilities):
Property and equipment	$(91,715)	$(117,782)
Other assets	—	815
Net operating loss carryforwards	15,939	18,685
Valuation allowance on net operating loss carryforwards	(8,043)	(8,043)
Other carryforwards	2,190	6,874

	$(81,629)	$(99,451)

      The following is an analysis of the consolidated income tax expense:

	2002	2003	2004

	(In thousands)
Current	$—	$1,700	$5,603
Deferred	6,773	27,982	20,739

	$6,773	$29,682	$26,342

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were no significant differences between income taxes computed using the statutory rate of 35% and Comstock’s effective tax rate in 2002 of 35%. In 2003 and 2004, Comstock’s effective tax rate was 36% which differed from the statutory rate of 35% because of state income taxes.
      At December 31, 2004, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts

		(In thousands)
Net operating loss — U.S. federal	2017–2023	$53,386
Alternative minimum tax credits	Unlimited	6,874
      The utilization of $35.2 million of the net operating loss carryforwards are limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for Comstock’s estimate of the net operating loss carryforwards that it will not be able to utilize. Realization of the net operating carryforwards requires Comstock to generate taxable income within the carryforward period.

(10)	Derivatives and Hedging Activities
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
      The following table sets out the derivative financial instruments, outstanding at December 31, 2004, which are held for natural gas price risk management:

		Volume		Type of	Floor	Ceiling
Period Beginning	Period Ending	MMBtu	Delivery Location	Instrument	Price	Price

January 1, 2005	December 31, 2005	3,072,000	Henry Hub	Collar	$4.50	$10.30
January 1, 2005	December 31, 2005	2,400,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25
      The fair market value of these derivative financial instruments at December 31, 2004, was a liability of $155,000 which is included in accrued expenses in the accompanying consolidated financial statements. Comstock has not designated these instruments as hedges and accordingly the loss on derivatives of $155,000 is reflected in the consolidated statements of operations for 2004.
      Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transactions for interest rates, interest expense included a loss of $218,000 and $108,000 in 2002 and 2003, respectively. The ineffectiveness of these hedges was determined to be insignificant. As of December 31, 2003 and 2004, Comstock had no interest rate financial instruments outstanding.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Discontinued Operations
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

Year Ended
December 31,
2002

(In thousands)
Oil and gas sales	$390
Operating expenses	(264)
Loss on disposal	(1,778)

Income (loss) before taxes	(1,652)
Income tax benefit	580

Income (loss) from discontinued operations	$(1,072)

(12)	Supplementary Quarterly Financial Data (Unaudited)
2003 -

	First	Second	Third	Fourth	Total

	(In thousands, except per share amounts)
Total oil and gas sales	$68,576	$57,161	$56,866	$52,499	$235,102

Income from operations	$39,160	$29,361	$27,158	$16,837	$112,516

Net income attributable to common stock before change in accounting principle	$20,157	$13,965	$12,920	$5,652	$52,694

Net income attributable to common stock	$20,832	$13,965	$12,920	$5,652	$53,369

Net income per share before change in accounting principle per share:
Basic	$0.70	$0.44	$0.38	$0.17	$1.65

Diluted	$0.60	$0.40	$0.36	$0.16	$1.51

Net income per share:
Basic	$0.72	$0.44	$0.38	$0.17	$1.67

Diluted	$0.62	$0.40	$0.36	$0.16	$1.53

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 -

	First	Second	Third	Fourth	Total

	(In thousands, except per share amounts)
Total oil and gas sales	$60,761	$66,508	$63,202	$71,176	$261,647

Income from operations	$25,830	$33,645	$25,047	$29,351	$113,873

Net income	$25	$18,666	$12,318	$15,858	$46,867

Net income per share:
Basic	$—	$0.55	$0.36	$0.46	$1.37

Diluted	$—	$0.52	$0.34	$0.43	$1.29

(13)	Oil and Gas Reserves Information (Unaudited)
      Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2004:

	2002		2003		2004

	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	17,348	462,085	20,849	488,784	19,189	501,778
Revisions of previous estimates	(11)	(5,182)	(2,098)	(6,718)	(568)	4,818
Extensions and discoveries	2,360	39,467	961	46,614	1,086	30,979
Purchases of minerals in place	2,637	29,651	1,103	7,613	74	40,568
Sales of minerals in place	(182)	(4,066)	(11)	(195)	—	—
Formation of Bois d’Arc Energy (1)	—	—	—	—	(2,366)	(11,070)
Production	(1,303)	(33,171)	(1,615)	(34,320)	(1,534)	(33,519)

End of year	20,849	488,784	19,189	501,778	15,881	533,554

Proved Developed Reserves:
Beginning of year	12,212	315,779	13,937	319,155	13,206	332,668

End of year	13,937	319,155	13,206	332,668	11,382	353,567

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2003 and 2004:

	2003	2004

	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,831,134	$3,796,257
Future Costs:
Production	(748,399)	(860,569)
Development and Abandonment	(218,017)	(250,729)
Future Income Taxes	(860,196)	(795,319)

Future Net Cash Flows	2,004,522	1,889,640
10% Discount Factor	(806,857)	(805,518)

Standardized Measure of Discounted Future Net Cash Flows	$1,197,665	$1,084,122

      The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004

	(In thousands)
Standardized Measure, Beginning of Year	$447,273	$921,115	$1,197,665
Net Change in Sales Price, Net of Production Costs	590,290	309,775	(128,486)
Development Costs Incurred During the Year Which Were Previously Estimated	35,272	41,090	68,617
Revisions of Quantity Estimates	(11,636)	(53,933)	3,303
Accretion of Discount	54,068	128,029	170,908
Changes in Future Development and Abandonment Costs	(12,052)	(6,894)	(39,611)
Changes in Timing	(58,022)	(43,177)	(164,971)
Extensions and Discoveries	150,317	196,275	113,012
Purchases of Reserves in Place	105,206	47,229	62,112
Sales of Reserves in Place	(5,243)	(256)	—
Formation of Bois d’Arc Energy(1)	—	—	(46,612)
Sales, Net of Production Costs	(108,586)	(189,356)	(209,579)
Net Changes in Income Taxes	(265,772)	(152,232)	57,764

Standardized Measure, End of Year	$921,115	$1,197,665	$1,084,122

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.
     The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of Comstock’s reserves are located onshore in or offshore to the continental United States of America and include Comstock’s proportionate share of the proved reserves of Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future cash inflows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.
      Comstock’s average year-end prices used in the reserve estimates were as follows:

	2002	2003	2004

Crude Oil (Per Barrel)	$30.07	$31.19	$42.17
Natural Gas (Per Mcf)	$5.04	$6.44	$5.86
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Managers and Members of Bois d’Arc Energy, LLC
      We have audited the accompanying consolidated balance sheet of Bois d’Arc Energy, LLC and subsidiaries as of December 31, 2004 and the related consolidated statements of income, changes in members’ equity, and cash flows for the period from July 16, 2004 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bois d’Arc Energy, LLC and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the period from July 16, 2004 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Dallas, Texas
March 17, 2005

BOIS D’ARC ENERGY, LLC
CONSOLIDATED BALANCE SHEET
December 31, 2004

(In thousands)
ASSETS
Cash and Cash Equivalents	$2,416
Accounts Receivable:
Oil and gas sales	9,140
Joint interest operations	5,558
Prepaid Expenses	1,476

Total current assets	18,590
Oil and Gas Properties, using successful efforts accounting:
Proved properties	291,227
Unproved properties	8,566
Wells and related equipment and facilities	444,403
Accumulated depreciation, depletion and amortization	(233,243)

Net oil and gas properties	510,953
Other Property and Equipment, net of accumulated depreciation of $1,436	524
Other Assets	516

$530,583

LIABILITIES AND EQUITY
Accounts Payable	$20,103
Accrued Expenses	14,676

Total current liabilities	34,779
Payable to Parent Company	148,066
Reserve for Future Abandonment Costs	28,253
Commitments and Contingencies
Members’ Equity:
Class A Units, 10,000 units issued and outstanding	10
Class B Units, 50,000,000 units issued and outstanding	304,227
Retained Earnings	15,248

Total members’ equity	319,485

$530,583

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC
CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception (July 16, 2004) to December 31, 2004

(In thousands)
Oil and gas sales	$72,721
Operating expenses:
Oil and gas operating	16,602
Exploration	12,040
Depreciation, depletion and amortization	21,761
General and administrative, net	2,641

Total operating expenses	53,044

Income from operations	19,677
Other income (expense):
Interest income	74
Interest expense	(2,665)
Formation costs	(1,838)

Total other income (expense)	(4,429)

Net income	$15,248

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Period from Inception (July 16, 2004) to December 31, 2004

	Class A	Class B	Retained
	Units	Units	Earnings	Total

	(In thousands)
Contributions of assets, net of liabilities assumed for Class B units	$—	$304,227	$—	$304,227
Issuance of Class A units	10	—	—	10
Net income	—	—	15,248	15,248

Balance at December 31, 2004	$10	$304,227	$15,248	$319,485

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC
CONSOLIDATED STATEMENT OF CASH FLOW
For the Period from Inception (July 16, 2004) to December 31, 2004

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,761
Dry hole costs and lease impairments	10,892
Equity based compensation	2,506
Decrease in accounts receivable	7,282
Increase in prepaid expenses	(1,464)
Decrease in accounts payable and accrued expenses	(6,776)

Net cash provided by operating activities	49,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Formation of Bois d’Arc Energy, net of cash contributed	(24,054)
Capital expenditures	(59,703)

Net cash used for investing activities	(83,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from parent company	64,889
Repayment of debt	(28,175)
Proceeds from issuance of Class A Units	10

Net cash provided by financing activities	36,724

Net increase in cash and cash equivalents	2,416

Cash and cash equivalents at December 31, 2004	$2,416

Cash paid for interest payments	$2,665

The accompanying notes are an integral part of these statements.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization
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
      In December 1997, Comstock Offshore acquired from a predecessor of Bois d’Arc Resources, Ltd. and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Subsequent to the acquisition, the predecessor to Bois d’Arc Resources, Ltd. was dissolved and Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd. (collectively, “Bois d’Arc”) were created. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.
      On July 16, 2004, Bois d’Arc Energy was formed to replace the joint exploration venture. Each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor conducted by Lee Keeling and Associates, Inc., independent petroleum consultants, relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
Energy

Cash	$17,030
Other current assets	21,992
Property and equipment, net	482,697

Total assets	521,719

Current liabilities and bank loan	(66,788)
Payable to parent company	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	345,311
Cash distributed	(41,084)

Net contribution	$304,227

      Comstock and the Bois d’Arc Participants combined their respective Gulf of Mexico offshore properties into the Company, a newly formed limited liability company. Comstock Offshore and Bois d’Arc Resources have conducted joint exploration activities over the last six and one-half years and have interests in the same offshore properties. The ownership in the Company is based on the relative values of the properties that each entity contributed at the time of formation, approximately 59.9% by Comstock and 40.1% by the Bois d’Arc Participants. The Company’s operating agreement provides that the board is to be composed of four persons, two of which are appointed by Comstock Offshore and two of which are appointed by the Bois d’Arc Participants. A majority of the board of managers is required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters require unanimous consent of the managers. Accordingly, the Company is jointly controlled and managed. There is an ongoing interest of both companies in the partnership and a sharing of management.
      The substance of the formation of the Company was that these companies pooled their separate interests in various properties for a single interest in an entity (the Company) that holds all of their separate offshore properties. Management of the resulting joint venture is consistent with that in place during the term of the joint exploration venture. The Company has continued to account for Comstock Offshore and Bois d’Arc Resources as a joint venture and the net assets of the predecessors, who were also parties to the joint exploration venture, were recorded at historical cost at formation.

(2)	Summary of Significant Accounting Policies
      Accounting policies used by Bois d’Arc Energy reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.

Principles of Consolidation
      The consolidated financial statements include the accounts of Bois d’Arc Energy and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method,

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
whereby its share of assets, liabilities, revenues and expenses are included in its consolidated financial statements.

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

Concentration of Credit Risk and Accounts Receivable
      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. Bois d’Arc Energy places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit rating. Substantially all of Bois d’Arc Energy’s accounts receivable are due from either purchasers of oil and natural gas or participants in oil and natural gas wells for which Bois d’Arc Energy serves as the operator. Generally, operators of oil and natural gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company’s credit losses consistently have been within management’s expectations. Bois d’Arc Energy has not had any credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

Fair Value of Financial Instruments
      The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and payable to parent company approximate fair value due to the short maturity of these instruments.

Property and Equipment
      Bois d’Arc Energy follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and natural gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Wells sharing common production platforms and facilities comprise the cost centers which are used for amortization purposes. The estimated future costs of dismantlement, restoration and abandonment are included in the combined balance sheets in the reserve for future abandonment costs and expensed as part of depreciation, depletion and amortization expense. Costs incurred to acquire oil and gas leases are capitalized. Unproved oil and natural gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and natural gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and natural gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and natural gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. There was no indication of an impairment in 2004. Other property and equipment consists primarily of work boats, computer equipment and furniture and fixtures, which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

Segment Reporting
      Bois d’Arc Energy presently operates in one business segment, the exploration and production of oil and natural gas in the Gulf of Mexico.

Major Purchasers
      From Inception through December 31, 2004, Bois d’Arc Energy had two purchasers of its oil and natural gas production which individually accounted for 10% or more of total oil and gas sales. Such purchasers accounted for 46% and 37% of total oil and gas sales in the period from Inception to December 31, 2004.

Revenue Recognition and Gas Balancing
      Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at December 31, 2004.

General and Administrative Expense
      General and administrative expense in 2004 is reduced by operating fee income of $1.7 million received by the Company.
      The operating fee income is a reimbursement of the Company’s general and administrative expense. General and administrative expenses include $120,000 paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement.

Equity-based Compensation
      The Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

Income Taxes
      Bois d’Arc Energy is a limited liability company that passes through its taxable income to its unit owners. Accordingly, no provision for federal or state corporate income taxes has been made in the accompanying consolidated financial statements.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and reported income.

Statements of Cash Flows
      For the purpose of the combined statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Asset Retirement Obligations
      Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

(In thousands)
Contributed on July 16, 2004	$26,443
Accretion expense	835
New wells placed on production and changes in estimates	1,566
Liabilities settled	(591)

Future abandonment liability at December 31, 2004	$28,253

New Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004),“Share-Based Payment” (“SFAS 123 R”) that requires compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123 R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB25. SFAS 123 R is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123 R using a modified version of prospective application whereby the entity is required to record compensation expense for all awards it grants after the date of adoption and the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company used a fair value-based measure in connection with its incentive plan awards on formation. Therefore, SFAS 123 R will not have a significant impact on the Company.
      On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, to clarify the accounting for nonmonetrary exchanges of similar productive assets. SFAS 153 provides a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Payable to Parent Company
      In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $152.3 million was borrowed on the line of credit to repay the liabilities assigned to the Company at its formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under the credit facility bear interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility matures on April 1, 2006. Interest expense of $2.7 million was charged by Comstock under the credit facility during the period from Inception to December 31, 2004.
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

(4)	Members’ Equity
      Bois d’Arc Energy has three classes of membership units — class A, class B and class C units. Class A units represent an interest in the capital of the Company but no interest in the profits of the Company and have voting rights. Class B units represent an interest in the capital and profits of the Company and have no voting or other decision-making rights except as required by applicable law. Class C units represent an interest only in the profits of the Company and have no voting or other decision-making rights except as required by applicable law.

(5)	Long-term Incentive Plan
      On July 16, 2004, the unit holders approved the 2004 Long-term Incentive Plan (the “Incentive Plan”) for management including officers, directors, employees and consultants. The Incentive Plan authorizes the grant of non-qualified options to purchase Class B units and the grant of restricted Class C units. The options under the Incentive Plan have contractual lives of ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provide that awards in the aggregate cannot exceed 11% of the total outstanding class B units. The following table summarizes the options to purchase Class B units that have been awarded under the Incentive Plan and were outstanding at December 31, 2004:

	Number of Options	Weighted Average
	Granted and	Remaining Life	Number of Options
Exercise Price	Outstanding	(Years)	Exercisable

$6.00	2,800,000	9.5	— (1)

(1)	The options vest over five years with service to the Company.
     Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units without cost to the recipient. The restrictions on the Class C units lapse over a five year period. The Class C units are entitled to participate in the appreciation of the Company’s value and can convert to a maximum of one-half of a Class B unit. As of December 31, 2004 restricted Class C unit

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards were outstanding for 4,290,000 units. These Class C units could convert to a maximum of 2,145,000 Class B units based on the future value of the Company.
      The fair value of the Incentive Plan awards was initially determined by the Board of Managers as $2.90 per option to acquire the Class B units and $3.00 per Class C unit. In early 2005 in connection with a potential initial public offering, the Board of Managers reassessed the fair value of the Incentive Plan awards. The result of the new valuation was to increase the fair value of the Class B unit at the issuance date from $6.00 per unit to $8.42 per unit. Using the Black-Scholes option pricing model the value of the options to purchase Class B units was determined to be $4.55 per option using the following assumptions: (a) exercise price of $6.00 per unit, (b) fair value on the date of issuance of $8.42 per unit, (c) dividend yield of 0%, (d) expected volatility of 29.8%, (e) risk-free interest rate of 4.0% and (f) expected life of 7.5 years.
      The fair value of the Class C units was determined to be $3.40 per unit based on the reassessed fair value of the Class B units. Equity-based compensation expense of $2.5 million was recognized in 2004 for the Incentive Plan awards and is included in general and administrative expenses in the accompanying consolidated statement of operations.
(6) Retirement Plan
      Bois d’Arc Energy has a 401(k) profit sharing plan which covers all of its employees. At its discretion, the Company may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Managers. Bois d’Arc Energy’s matching contributions to the plan were $8,000 in 2004.

(7)	Commitments and Contingencies

Guarantees of Comstock Debt
      In consideration for the $200.0 million credit facility being provided by Comstock, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6 7/8% senior notes due 2012, of which $175.0 million principal amount is outstanding. Bois d’Arc Energy is also a guarantor of and has agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At December 31, 2004, Comstock had $228.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of December 31, 2004.

Contingencies
      From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments
      Beginning on May 1, 2005 the Company will rent office space under a noncancelable lease which expires on April 30, 2012. Rent expense for 2004 was $88,000. Minimum future payments under the lease are as follows:

(In thousands)
2005	$226
2006	343
2007	348
2008	353
2009	369
Thereafter	894

$2,533

(8)	Related Party Transactions
      An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period beginning October 2004. A provision for the termination fee has been included in formation costs in the Consolidated Statement of Operations. In addition to the termination fee, Bois d’Arc Energy paid $197,000 to this entity for accounting services provided in from Inception to December 31, 2004. Bois d’Arc Energy also paid $120,000 to Comstock for accounting services in 2004.

(9)	Oil and Gas Producing Activities
      Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by Bois d’Arc Energy for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs as of December 31, 2004

(In thousands)
Proved properties	$735,630
Unproved properties	8,566
Accumulated depreciation, depletion and amortization	(233,243)

$510,953

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred for the Period from Inception (July 16, 2004) to December 31, 2004

(In thousands)
Property acquisitions
Proved properties	$—
Unproved properties	120
Development costs	29,890
Exploration costs	30,261
Capitalized asset retirement costs	975

$61,246

      The following table includes revenues and expenses associated directly with the Bois d’Arc Energy’s oil and gas producing activities for the period from Inception to December 31, 2004. The amounts presented do not include any allocation of the Company’s interest costs or general corporate overhead and, therefore, are not necessarily indicative of the contribution to net earnings of the Company’s oil and gas operations.

(In thousands)
Oil and gas sales	$72,721
Operating expenses:
Oil and gas operating	(16,602)
Exploration	(12,040)
Depreciation, depletion and amortization	(21,623)

Income for oil and gas producing activities	$22,456

(10)	Oil and Gas Reserves Information (Unaudited)
      Set forth below is a summary of the changes in the Company’s net quantities of crude oil and natural gas reserves from Inception to December 31, 2004:

	Oil	Gas
	(MBbls)	(MMcf)

Proved Reserves:
Contributed to the Company	18,436	183,887
Revisions of previous estimates	(624)	2,880
Extensions and discoveries	1,689	12,076
Production	(778)	(5,908)

End of year	18,723	192,935

Proved Developed Reserves:
Contributed to the Company	14,214	161,297

At December 31, 2004	14,278	167,730

BOIS D’ARC ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2004:

(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$1,949,678
Future Costs:
Production	(331,887)
Development and Abandonment	(124,121)

Future Net Cash Flows	1,493,670
10% Discount Factor	(496,946)

Standardized Measure of Discounted Future Net Cash Flows	$996,724

      No income taxes have been deducted because Bois d’Arc Energy is a limited liability company that passes through its taxable income to its unit owners.
      The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the period from Inception to December 31, 2004:

(In thousands)
Standardized Measure at Formation	$993,124
Net Change in Sales Price, Net of Production Costs	29,256
Development Costs Incurred During the Year Which Were Previously Estimated	19,523
Revisions of Quantity Estimates	(3,119)
Accretion of Discount	49,656
Changes in Future Development and Abandonment Costs	(11,274)
Changes in Timing	(114,416)
Extensions and Discoveries	90,093
Sales, Net of Production Costs	(56,119)

Standardized Measure, End of Year	$996,724

      The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company’s reserves are located in the federal and state waters of the Gulf of Mexico.
      Future cash inflows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end. The Company’s average year-end prices used in the reserve estimates were $42.14 per barrel for crude oil and $6.01 per Mcf for natural gas.
      Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.