Form 10-Q
period 2005-03-31
COMSTOCK RESOURCES INC
filed 2005-05-10
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-16741

COMSTOCK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of	94-1667468 (I.R.S. Employer
incorporation or organization)	Identification Number)

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

     The number of shares outstanding of the registrant’s common stock, par value $.50, as of May 10, 2005 was 40,718,322.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2005	2004
	(In thousands)
Cash and Cash Equivalents	$10,609	$2,703
Accounts Receivable:
Oil and gas sales	27,124	29,822
Joint interest operations	7,997	9,146
Other Current Assets	7,514	6,544

Total current assets	53,244	48,215
Property and Equipment:
Unevaluated oil and gas properties	15,181	14,811
Oil and gas properties, successful efforts method	1,294,789	1,249,023
Other	4,263	4,273
Accumulated depreciation, depletion and amortization	(457,203)	(440,346)

Net property and equipment	857,030	827,761
Receivable from Bois d’Arc Energy	65,849	59,417
Other Assets	15,669	6,083

	$991,792	$941,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$27	$150
Accounts Payable	34,257	44,512
Accrued Expenses	23,855	19,262

Total current liabilities	58,139	63,924
Long-Term Debt, less current portion	429,000	403,000
Deferred Income Taxes Payable	103,815	99,451
Reserve for Future Abandonment Costs	19,987	19,248
Commitments and Contingencies
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 36,172,868 and 35,648,742 shares outstanding at March 31, 2005 and December 31, 2004, respectively	18,086	17,824
Additional paid-in capital	184,978	176,130
Retained earnings	177,787	161,899

Total stockholders’ equity	380,851	355,853

	$991,792	$941,476

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except
	per share amounts)
Oil and gas sales	$69,822	$60,761
Operating expenses:
Oil and gas operating	13,187	12,650
Exploration	2,085	3,382
Depreciation, depletion and amortization	17,353	15,809
General and administrative, net	4,188	3,090

Total operating expenses	36,813	34,931

Income from operations	33,009	25,830
Other income (expenses):
Other income	104	39
Interest income	748	16
Interest expense	(5,798)	(6,265)
Unrealized loss from derivatives	(3,238)	—
Loss on early extinguishment of debt	—	(19,581)

Total other expenses	(8,184)	(25,791)

Income before income taxes	24,825	39
Provision for income taxes	(8,937)	(14)

Net income	$15,888	$25

Net income per share:
Basic	$0.45	$0.00

Diluted	$0.43	$0.00

Weighted average common and common stock equivalent shares outstanding:
Basic	34,999	33,843

Diluted	37,356	35,570

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2005
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
	(In thousands)
Balance at December 31, 2004	$17,824	$176,130	$161,899	$355,853
Stock based compensation	—	983	—	983
Exercise of stock options and warrants, net of deferred income taxes	262	7,865	—	8,127
Net income	—	—	15,888	15,888

Balance at March 31, 2005	$18,086	$184,978	$177,787	$380,851

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,888	$25
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,795	1,222
Depreciation, depletion and amortization	17,353	15,809
Debt issuance costs amortization	236	277
Deferred income taxes	7,820	(1,986)
Dry hole costs and leasehold impairments	208	2,554
Unrealized loss from derivatives	3,238	—
Loss on early extinguishment of debt	—	19,581
Decrease in accounts receivable	3,847	9,144
(Increase) decrease in other current assets	(970)	870
Decrease in accounts payable and accrued expenses	(9,712)	(27,095)

Net cash provided by operating activities	39,703	20,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(46,249)	(37,985)
Advances to Bois d’Arc Energy	(6,432)	—
Acquisition deposit	(9,664)	—

Net cash used for investing activities	(62,345)	(37,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	26,000	148,000
Proceeds from issuance of senior notes	—	175,000
Debt issuance costs	—	(5,881)
Principal payments on debt	(123)	(304,691)
Proceeds from issuance of common stock	4,671	2,276

Net cash provided by financing activities	30,548	14,704

Net increase (decrease) in cash and cash equivalents	7,906	(2,880)
Cash and cash equivalents, beginning of period	2,703	5,343

Cash and cash equivalents, end of period	$10,609	$2,463

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES -

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock”) as of March 31, 2005 and the related results of operations and cash flows for the three months ended March 31, 2005 and 2004.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily an indication of the results expected for the full year.

     Receivable from Bois d’Arc Energy

     In connection with the formation of Bois d’Arc Energy, LLC (“Bois d’Arc Energy”) in July 2004, Comstock provided to Bois d’Arc Energy a revolving line of credit with a maximum outstanding amount of $200.0 million, of which $164.1 million was outstanding at March 31, 2005. As of March 31, 2005, Comstock owned 59.9% of Bois d’Arc Energy, and accounted for its ownership in Bois d’Arc Energy under the proportionate consolidation method. Approximately $65.8 million of the outstanding balance is attributable to the other members of Bois d’Arc Energy and is reflected in the consolidated balance sheet as a receivable from Bois d’Arc Energy. Borrowings under the credit facility bear interest at Bois d’Arc Energy’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate of the federal funds rate) plus 0.75%. The credit facility matures on April 1, 2006. Interest expense of $1.8 million was charged by the Company to Bois d’Arc Energy under the credit facility during the three months ended March 31, 2005. Approximately $0.7 million was attributable to the other members of Bois d’Arc Energy and is included in interest income in the consolidated statement of operations. In consideration for the credit facility, Bois d’Arc Energy agreed to become a guarantor with respect to Comstock’s $400 million bank credit facility and Comstock’s 6⅞% senior notes due 2012.

     Bois d’Arc Energy is expected to complete its initial public offering of 13.5 million shares of its common stock on May 11, 2005. Upon closing, Bois d’Arc Energy plans to use the net proceeds of the offering and borrowings under its new bank credit facility to repay the amount outstanding under the credit facility provided by Comstock. Upon repayment, the credit facility provided by Comstock will be terminated and Bois d’Arc Energy will be released as a guarantor of Comstock’s debt. As a result of the initial public offering, Comstock will own 29,935,761 shares of common stock of Bois d’Arc Energy, which will represent 48.3% of the basic shares that Bois d’Arc Energy will have outstanding upon completion of the offering. If the underwriters exercise the entire over-allotment option, which expires on June 5, 2005, Comstock’s ownership of the basic shares outstanding will be reduced to 46.9%.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Cash Payments -
Interest payments	$8,666	$8,016
Income tax payments	$56	$2,700

     Income Taxes

     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

     Earnings Per Share

     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004, were determined as follows:

	Three Months Ended March 31,
	2005			2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$15,888	34,999	$0.45	$25	33,843	$0.00

Diluted Earnings Per Share:
Net Income	$15,888	34,999		$25	33,843
Effect of Dilutive Securities:
Stock, Grants and Options	—	2,357		—	1,727

Net Income Available to Common Stockholders
With Assumed Conversions	$15,888	37,356	$0.43	$25	35,570	$0.00

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

     Stock Based Compensation

     Comstock follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) in accounting of employee stock based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. During the three months ended March 31, 2005 and 2004, the Company recorded $1.8 and $1.2 million, respectively, in stock based compensation expense in general and administrative expenses. The 2005 stock based compensation includes $0.8 million for Comstock’s share of Bois d’Arc Energy’s equity based compensation expense.

     Derivative Instruments and Hedging Activities

     Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes amounts hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The following table sets forth the derivative financial instruments outstanding at March 31, 2005 which relate to Comstock’s natural gas production:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
April 1, 2005	December 31, 2005	2,304,000	Henry Hub	Collar	$4.50	$10.30

April 1, 2005	December 31, 2005	1,800,000	Houston Ship Channel	Collar	$4.50	$10.00

January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02

January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

     Comstock did not designate these instruments as cash flow hedges and, accordingly, a loss on derivatives of $3.2 million was recorded in the three months ended March 31, 2005 to reflect the change in this liability since December 31, 2004.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

     Asset Retirement Obligations

     Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2005 and 2004:

	For the Three Months
	Ended March 31,
	2005	2004
	(In thousands)
Future abandonment liability — beginning of period	$19,248	$19,174
Accretion expense	299	231
New wells placed on production	570	247
Liabilities settled	(130)	—

Future abandonment liability — end of period	$19,987	$19,652

(2) LONG-TERM DEBT -

     At March 31, 2005, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$254,000
6 % Senior Notes due 2012	175,000
Other	27

429,027
Less current portion	(27)

$429,000

     Comstock has $175.0 million of 6⅞% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations of the Company. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of March 31, 2005. Indebtedness under the credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of March 31, 2005. Each of Comstock’s subsidiaries are guarantors of Comstock’s 6⅞% senior notes due 2012 and the bank credit facility.

     In 2004, Comstock repurchased $220.0 million in principal amount of its 11¼% senior notes due 2007 (the “1999 Notes”). The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

(3) SUBSEQUENT EVENTS -

     On March 24, 2005, Comstock entered into a purchase and sale agreement with EnSight Energy Partners, L.P., EnSight Laurel Production, LLC, Fairfield Midstream Services, LLC and EnSight Management, LLC (collectively “EnSight”) to acquire certain oil and gas properties and related assets in East Texas, Louisiana and Mississippi for $192.5 million in cash (subject to adjustment). The transaction is expected to close on May 12, 2005 with an effective date of April 1, 2005. Comstock paid a $9.7 million deposit on this acquisition which is included in other assets in the accompanying consolidated balance sheet as of March 31, 2005.

     On April 4, 2005, Comstock completed a public offering of 4,545,454 shares of its common stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts and expenses, were approximately $121.0 million. The proceeds were used to reduce outstanding borrowings under the Company’s bank credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Resources, Inc.:

We have reviewed the accompanying consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 17, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
May 9, 2005

BOIS d’ARC ENERGY, LLC

CONSOLIDATED BALANCE SHEET
Unaudited

ASSETS

	March 31,	December 31,
	2005	2004
	(In thousands)
Cash and Cash Equivalents	$3,949	$2,416
Accounts Receivable:
Oil and gas sales	13,443	9,140
Joint interest operations	5,367	5,558
Prepaid Expenses	1,566	1,476

Total current assets	24,325	18,590
Oil and Gas Properties, using successful efforts accounting:
Proved properties	293,194	291,227
Unproved properties	8,152	8,566
Wells and related equipment and facilities	480,845	444,403
Accumulated depreciation, depletion and amortization	(244,577)	(233,243)

Net oil and gas properties	537,614	510,953
Other Property and Equipment, net of accumulated depreciation of $1,484 and $1,436 at March 31, 2005 and December 31, 2004, respectively	743	524
Other Assets	776	516

	$563,458	$530,583

LIABILITIES AND EQUITY

Accounts Payable	$18,307	$20,103
Accrued Expenses	15,113	14,676

Total current liabilities	33,420	34,779
Payable to Parent Company	164,096	148,066
Reserve for Future Abandonment Costs	29,395	28,253
Commitments and Contingencies
Members’ Equity:
Class A Units, 10,000 units issued and outstanding	10	10
Class B Units, 50,000,000 units issued and outstanding	304,227	304,227
Retained earnings	32,310	15,248

Total members’ equity	336,547	319,485

	$563,458	$530,583

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005
Unaudited

(In thousands)

Oil and gas sales	$43,476
Operating expenses:
Oil and gas operating	7,707
Exploration	3,136
Depreciation, depletion and amortization	11,821
General and administrative, net	2,027

Total operating expenses	24,691

Income from operations	18,785
Other income (expense):
Interest income	45
Interest expense	(1,768)

Total other income (expense)	(1,723)

Net income	$17,062

The accompanying notes are an integral part of these statements.

BOIS d‘ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
For the Three Months Ended March 31, 2005
Unaudited

(In thousands)

	Class A Units	Class B Units	Retained Earnings	Total
Balance at January 1, 2005	$10	$304,227	$15,248	$319,485
Net income	—	—	17,062	17,062

Balance at March 31, 2005	$10	$304,227	$32,310	$336,547

The accompanying notes are an integral part of these statements.

BOIS d‘ARC ENERGY, LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005
Unaudited

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	11,821
Equity based compensation	1,357
Increase in accounts receivable	(4,112)
Increase in prepaid expenses	(90)
Decrease in accounts payable and accrued expenses	(2,716)

Net cash provided by operating activities	23,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,819)

Net cash used for investing activities	(37,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from parent company	16,030

Net cash provided by financing activities	16,030

Net increase in cash and cash equivalents	1,533
Cash and cash equivalents at Beginning of Period	2,416

Cash and cash equivalents at End of Period	$3,949

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

BOIS d‘ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

     The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
Energy
(In thousands)
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

BOIS d’ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

     Basis of Presentation

     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the related results of operations and cash flows for the three months ended March 31, 2005.

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

     The results of operations for the three months ended March 31, 2005 are not necessarily an indication of the results expected for the full year.

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

BOIS d’ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable, accrued expenses and payable to parent company approximate fair value due to the short maturity of these instruments.

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

     In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. There was no indication of an impairment in three months ended March 31, 2005. Other property and equipment consists primarily of work boats, computer equipment and furniture and fixtures, which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

     Revenue Recognition and Gas Balancing

     Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at March 31, 2005.

     General and Administrative Expense

     General and administrative expense in 2005 is reduced by operating fee income of $0.8 million received by the Company. The operating fee income is a reimbursement of the Company’s general and administrative

BOIS d’ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

expense. General and administrative expenses include $60,000 paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement.

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

     Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest expense was $1,768,000 for the three months ended March 31, 2005.

     Asset Retirement Obligations

     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

(In thousands)
Future abandonment liability at December 31, 2004	$28,253
Accretion expense	439
Liabilities assumed and new wells drilled	921
Liabilities settled	(218)

Future abandonment liability at March 31, 2005	$29,395

(3) Payable to Parent Company

     In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $164.1 million was outstanding on the line of credit as of March 31, 2005. Borrowings under the credit facility bear interest at the Company’s option at either LIBOR plus 3% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility matures on April 1, 2006. Interest expense of $1.8 million was charged by Comstock under the credit facility during the three months ended March 31, 2005.

BOIS d’ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

(5) Long-term Incentive Plan

     On July 16, 2004, the unit holders approved the 2004 Long-term Incentive Plan (the “Incentive Plan”) for management including officers, directors, employees and consultants. The Incentive Plan authorizes the grant of non-qualified options to purchase Class B units and the grant of restricted Class C units. The options under the Incentive Plan have contractual lives of ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding Class B units. The following table summarizes the options to purchase Class B units that have been awarded under the Incentive Plan and were outstanding at March 31, 2005:

	Number of Options
	Granted and	Weighted Average	Number of Options
Exercise Price	Outstanding	Remaining Life	Exercisable
		(years)
$6.00	2,800,000	9.5	—(1)

(1)	The options vest over five years with service to the Company.

     Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units without cost to the recipient. The restrictions on the Class C units lapse over a five year period. The Class C units are entitled to participate in the appreciation of the Company’s value and can convert to a maximum of one-half of a Class B unit. As of March 31, 2005 restricted Class C unit awards were outstanding for 4,290,000 units. These Class C units could convert to a maximum of 2,145,000 Class B units based on the future value of the Company.

     The fair value of the Incentive Plan awards was initially determined by the Board of Managers as $4.55 per option to acquire the Class B units and $3.40 per Class C unit. Equity-based compensation expense of $1.4 million was recognized in the three months ended March 31, 2005 for the Incentive Plan awards and is included in general and administrative expenses in the accompanying consolidated statement of operations.

BOIS d’ARC ENERGY, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(6) Commitments and Contingencies

     Guarantees of Comstock Debt

     In consideration for the $200.0 million credit facility being provided by Comstock, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6⅞% senior notes due 2012, of which $175.0 million principal amount is outstanding. Bois d’Arc Energy is also a guarantor of and has agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At March 31, 2005, Comstock had $254.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of March 31, 2005.

     Contingencies

     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(7) Related Party Transactions

     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc Energy paid $49,000 to this entity for accounting services provided in three months ended March 31, 2005. Bois d’Arc Energy also paid $60,000 to Comstock for accounting services provided in the three months ended March 31, 2005.

(8) Subsequent Event

     On May 6, 2005, Bois d’Arc Energy priced its initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. The Company has agreed to sell 12.0 million shares of common stock and a selling stockholder has agreed to sell 1.5 million shares. The Company has granted the underwriters an option to purchase an additional 1.8 million shares to cover over-allotments, if any. Completion of the offering is expected to occur on May 11, 2005, subject to customary closing conditions. Prior to closing, the Company will be converted from a limited liability company to a corporation and will change its name to Bois d’Arc Energy, Inc.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2004.

     Results of Operations

     The following table reflects certain summary operating data for the periods presented:

	Three Months Ended
	March 31,
	2005	2004
Net Production Data:
Oil (Mbbls)	300	396
Natural gas (MMcf)	8,836	8,322
Natural gas equivalent (Mmcfe)	10,635	10,696
Average Sales Price:
Oil (per Bbl)	$47.68	$34.69
Natural gas (per Mcf)	6.28	5.65
Average equivalent price (per Mcfe)	6.57	5.68
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.24	$1.18
Depreciation, depletion and amortization(2)	1.62	1.45

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

     Our oil and gas sales increased $9.1 million (15%) in the first quarter of 2005 to $69.8 million, from $60.8 million in the first quarter of 2004, due primarily to higher oil and natural gas prices. Our average realized crude oil price increased by 37% and average realized natural gas price increased by 11% in the first quarter of 2005 as compared to 2004. Our production in the first quarter of 2005, on an equivalent unit of production basis, decreased by 1% from production in the first quarter of 2004.

Costs and Expenses -

     Our oil and gas operating expenses, including production taxes, increased $0.5 million (4%) to $13.2 million in the first quarter of 2005 from $12.7 million in the first quarter of 2004. Oil and gas operating expenses per equivalent Mcf produced increased $0.06 (5%) to $1.24 in the first quarter of 2005 from $1.18 in the first quarter of 2004. The increase relates additional lifting costs of properties that Comstock acquired in the fourth quarter of 2004.

     In the first quarter of 2005, we had $2.1 million in exploration expense as compared to $3.4 million in the first quarter of 2004. The provision in the first quarter of 2005 primarily relates to seismic expenditures made by Bois d’Arc Energy. The provision in 2004’s first quarter relates to three exploratory dry holes , as well as costs related to acquisition of seismic data.

     Depreciation, depletion and amortization (“DD&A”) increased $1.5 million (10%) to $17.4 million in the first quarter of 2005 from $15.8 million in the first quarter of 2004 due to an increase in our average DD&A rate. Our DD&A per equivalent Mcf produced increased by $0.18 to $1.62 for the quarter ended March 31, 2005 from $1.45 for the quarter ended March 31, 2004. The increase is primarily attributable to higher capitalized costs of our oil and gas properties.

     General and administrative expenses, which are reported net of overhead reimbursements, increased by $1.1 million to $4.2 million for the first quarter of 2005 as compared to general and administrative expenses of $3.1 million for the first quarter of 2004. The increase was primarily related to Comstock’s share of general and administrative expenses of Bois d’Arc Energy of $1.2 million which was formed in July 2004.

     Interest expense decreased $0.5 million (8%) to $5.8 million for the first quarter of 2005 from $6.3 million in the first quarter of 2004. The decrease is due to the refinancing of our 11¼% senior notes in February 2004 with new senior notes with an interest rate of 6⅞%. Part of the interest savings was offset by higher interest rates related to our bank credit facility. The average borrowings outstanding under our credit facility increased to $236.3 million during the first quarter of 2005 as compared to $110.6 million in the first quarter of 2004. The average interest rate on the outstanding borrowings under the credit facility also increased to 4.3% in the first quarter of 2005 as compared to 2.6% in the first quarter of 2004.

     We reported net income of $15.9 million for the three months ended March 31, 2005, as compared to net income of $25,000 for the three months ended March 31, 2004. The net income per share for the first quarter of 2005 was $0.43 on weighted average diluted shares outstanding of 37.4 million as compared to $0.00 for the first quarter of 2004 on weighted average diluted shares outstanding of 35.6 million. The first quarter 2005 results included a $3.2 million unrealized loss on our derivative financial instruments held for price risk management. The first quarter 2004 results include a charge of $19.6 million relating to the early retirement of the 11¼% senior notes.

     Critical Accounting Policies

     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference. There have been no material changes to our accounting policies during the three months ended March 31, 2005.

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2005, our net cash flow provided by operating activities totaled $39.7 million and we borrowed $26.0 million under our bank credit facility.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first quarter of 2005, we incurred capital expenditures of $46.2 million primarily for our development and exploration activities and we made a $9.7 million deposit on an acquisition that we expect to close in May 2005. We also advanced $6.4 million to Bois d’Arc Energy during the first quarter of 2005 pursuant to the loan agreement with Bois d’Arc Energy.

     The following table summarizes our capital expenditure activity for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Acquisitions	$—	$715
Leasehold costs	548	1,418
Development drilling	20,914	21,010
Exploratory drilling	15,673	7,852
Offshore production facilities	1,192	2,148
Workovers and recompilations	7,590	4,828
Other	332	14

	$46,249	$37,985

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $45.9 million and $37.3 million on development and exploration activities in the three months ended March 31, 2005 and 2004, respectively. We have budgeted approximately $115.0 million for development and exploration projects in 2005. Our proportionate share of Bois d’Arc Energy’s expected capital expenditures is an additional $89.0 million. We expect to use internally generated cash flow to fund our development and exploration activity.

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

     We have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million at March 31, 2005. We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are currently guaranteed by all of our subsidiaries.

     Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The credit facility is subject to borrowing base availability, which will be redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.25% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of March 31, 2005.

     On April 4, 2005, we completed a public offering of 4,545,454 shares of our common stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts and expenses, were approximately $121.0 million. The proceeds were used to reduce outstanding borrowings under our bank credit facility.

     On March 24, 2005, we entered into a purchase and sale agreement with EnSight Energy Partners, L.P., EnSight Laurel Production, LLC, Fairfield Midstream Services, LLC and EnSight Management, LLC (collectively “EnSight”) to acquire certain oil and gas properties and related assets for $192.5 million in cash (subject to adjustment). The transaction is expected to close on May 12, 2005 with an effective date of April 1, 2005. We expect to fund the acquisition with borrowings under our bank credit facility.

     On May 6, 2005, Bois d’Arc Energy priced an initial public offering of 13.5 million shares of its common stock at a price of $13.00 per share to the public. Upon closing, which is expected to occur on May 11, 2005, Bois d’Arc Energy plans to use the net proceeds of the offering and borrowings under its new bank credit facility to repay the amount outstanding under the credit facility provided by us. We plan to use the funds received from the repayment of the loan to Bois d’Arc Energy to reduce outstanding amounts under our bank credit facility. As a result of the initial public offering, we will own 29,935,761 shares of common stock of Bois d’Arc Energy, which will represent 48.3% of the basic shares that Bois d’Arc Energy will have outstanding upon completion of the offering. If the underwriters exercise the entire over-allotment option, which expires on June 5, 2005, our ownership of the basic shares outstanding will be reduced to 46.9%.

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

     Oil and Natural Gas Prices

     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.3 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $8.6 million.

     We periodically use hedging transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. While the use of these hedging arrangements limits the downside risk of price declines, such use may also limit any benefits that may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counter party based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counter party based on the difference. We generally receive a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counter party when the settlement price is below the floor and pay a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The following table sets forth the derivative financial instruments which relate to our natural gas production:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
April 1,2005	December 31, 2005	2,304,000	Henry Hub	Collar	$4.50	$10.30

April 1, 2005	December 31, 2005	1,800,000	Houston Ship Channel	Collar	$4.50	$10.00

January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02

January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

     The fair market value of these derivative financial instruments at March 31, 2005, was a liability of $3.4 million. We did not designate these instruments as cash flow hedges and, accordingly, a loss on derivatives of $3.2 million was recorded in 2005 to reflect the change in this liability since December 31, 2004.

Interest Rates

     At March 31, 2005, we had long-term debt of $429.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%. We had $254.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

ITEM 4.	CONTROLS AND PROCEDURES

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

15.1* Awareness Letter of Ernst & Young LLP.

31.1* Section 302 Certification of the Chief Executive Officer.

31.2* Section 302 Certification of the Chief Financial Officer.

32.1* Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

b.	Reports on Form 8-K

Form 8-K Reports filed subsequent to December 31, 2004 are as follows:

Date	Item	Description
January 26, 2005	2.02, 4.02 & 9.01	Restatement of financial results for the three months and nine months ended September 30, 2004.
February 25, 2005	2.02 & 9.01	Financial and operating results for the three months and fiscal year ended December 31, 2004.
March 24, 2005	1.01, 7.01 & 9.01	Acquisition of EnSight properties.
March 30, 2005	8.01 & 9.01	Public offering of $125.0 million of common stock. May 9, 2005
May 9, 2005	2.02 & 9.01	Financial and operating results for the three months ended March 31, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date May 10, 2005	/s/M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date May 10, 2005	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)