Form 10-Q
period 2005-06-30
COMSTOCK RESOURCES INC
filed 2005-08-15
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2005
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
Yes ☑ No ☐
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of August 12, 2005 was 40,720,322.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For The Quarter Ended June 30, 2005

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS

Cash and Cash Equivalents	$3,034	$2,703
Accounts Receivable:
Oil and gas sales	24,880	29,822
Joint interest operations	2,488	9,146
Other Current Assets	5,664	6,544

Total current assets	36,066	48,215
Property and Equipment:
Unevaluated oil and gas properties	9,679	14,811
Oil and gas properties, successful efforts method	946,132	1,249,023
Other	2,956	4,273
Accumulated depreciation, depletion and amortization	(292,151)	(440,346)

Net property and equipment	666,616	827,761
Investment in Bois d’Arc Energy	240,770	—
Receivable from Bois d’Arc Energy	—	59,417
Other Assets	5,382	6,083

	$948,834	$941,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$—	$150
Accounts Payable	30,708	44,512
Accrued Expenses	18,483	19,262

Total current liabilities	49,191	63,924
Long-Term Debt, less current portion	307,000	403,000
Deferred Income Taxes Payable	97,749	99,451
Reserve for Future Abandonment Costs	2,706	19,248
Commitments and Contingencies
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 40,720,322 and 35,648,742 shares outstanding at June 30, 2005 and December 31, 2004, respectively	20,360	17,824
Additional paid-in capital	304,919	176,130
Retained earnings	166,909	161,899

Total stockholders’ equity	492,188	355,853

	$948,834	$941,476

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Oil and gas sales	$68,529	$66,508	$138,351	$127,269
Operating expenses:
Oil and gas operating	12,879	12,456	26,066	25,106
Exploration	15,201	1,797	17,286	5,179
Depreciation, depletion and amortization	15,979	15,728	33,332	31,537
General and administrative, net	3,769	2,882	7,957	5,972

Total operating expenses	47,828	32,863	84,641	67,794

Income from operations	20,701	33,645	53,710	59,475
Other income (expenses):
Other income	32	47	136	86
Interest income	459	18	1,207	34
Interest expense	(4,719)	(4,526)	(10,517)	(10,791)
Equity in loss of Bois d’Arc Energy	(61,225)	—	(61,225)	—
Gain on sale of stock by Bois d’Arc Energy	28,797	—	28,797	—
Unrealized loss from derivatives	7	—	(3,231)	—
Loss on early extinguishment of debt	—	(18)	—	(19,599)

Total other expenses	(36,649)	(4,479)	(44,833)	(30,270)

Income (loss) before income taxes	(15,948)	29,166	8,877	29,205
Provision for income taxes	5,070	(10,500)	(3,867)	(10,514)

Net income (loss)	$(10,878)	$18,666	$5,010	$18,691

Net income (loss) per share:
Basic	$(0.27)	$0.55	$0.13	$0.55

Diluted	$(0.27)	$0.52	$0.12	$0.52

Weighted average common and common stock equivalent shares outstanding:

Basic	39,762	34,111	37,393	33,977

Diluted	39,762	36,133	39,570	35,990

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2005
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
		(In thousands)
Balance at December 31, 2004	$17,824	$176,130	$161,899	$355,853
Stock-based compensation	—	2,009	—	2,009
Exercise of stock options, net of deferred income taxes	263	7,895	—	8,158
Public offering of common stock	2,273	118,977	—	121,250
Stock issuance costs	—	(92)	—	(92)
Net income	—	—	5,010	5,010

Balance at June 30, 2005	$20,360	$304,919	$166,909	$492,188

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,010	$18,691
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	14,460	3,116
Depreciation, depletion and amortization	33,332	31,537
Debt issuance costs amortization	471	384
Stock-based compensation	3,178	2,376
Deferred income taxes	1,763	7,200
Equity in loss of Bois d’Arc Energy	61,225	—
Gain on sale of stock by Bois d’Arc Energy	(28,797)	—
Unrealized loss from derivatives	3,231	—
Loss on early extinguishment of debt	—	19,599
Decrease in accounts receivable	2,719	4,673
(Increase) decrease in other current assets	(4)	839
Increase (decrease) in accounts payable and accrued expenses	3,009	(20,596)

Net cash provided by operating activities	99,597	67,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(280,610)	(72,327)
Advances to Bois d’Arc Energy	(6,421)	—
Repayments from Bois d’Arc Energy	158,066	—

Net cash used for investing activities	(128,965)	(72,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	166,000	171,433
Proceeds from issuance of senior notes	—	175,000
Stock issuance costs	(92)	—
Debt issuance costs	—	(5,651)
Principal payments on debt	(262,150)	(343,639)
Proceeds from issuance of common stock	125,941	2,714

Net cash provided by (used for) financing activities	29,699	(143)

Net increase (decrease) in cash and cash equivalents	331	(4,651)
Cash and cash equivalents, beginning of period	2,703	5,343

Cash and cash equivalents, end of period	$3,034	$692

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(1) SIGNIFICANT ACCOUNTING POLICIES -
     Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2005 and the related results of operations and cash flows for the six months ended June 30, 2005 and 2004.
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
     These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.
     The results of operations for the six months ended June 30, 2005 are not necessarily an indication of the results expected for the full year.
     Investment in Bois d’Arc Energy
     As of December 31, 2004, Comstock owned 59.9% of Bois d’Arc Energy, LLC, a limited liability company that conducts exploration, development and production operations in state and federal waters in the Gulf of Mexico. Comstock accounted for its interest in Bois d’Arc Energy, LLC based on its proportionate ownership in such entity until May 10, 2005 when Bois d’Arc Energy, LLC was converted to a corporation and changed its name to Bois d’Arc Energy, Inc. (“Bois d’Arc”). On May 11, 2005 Bois d’Arc completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. Bois d’Arc sold 12.0 million shares of common stock and received net proceeds of $143.6 million and a selling stockholder sold 1.5 million shares. On May 11, 2005, Bois d’Arc used the proceeds from its initial public offering together with borrowings under a new bank credit facility to repay $158.0 million in outstanding advances from Comstock. As a result of Bois d’Arc’s conversion to a corporation and the offering, Comstock’s ownership in Bois d’Arc decreased to 48.3% and Comstock discontinued accounting for its interest in Bois d’Arc using the proportionate consolidation method and began using the equity method to account for its investment in Bois d’Arc.
     At the time that Bois d’Arc converted to a corporation it recorded a one time tax provision of $108.2 million to record a deferred tax liability. Comstock has recognized its proportionate share of this one time provision for taxes of $64.6 million in its equity in loss of Bois d’Arc in the Consolidated Statement of Operations. In connection with the initial public offering completed by Bois d’Arc, Comstock recognized a gain of $28.8 million on its investment in Bois d’Arc based on Comstock’s share of the amount that Bois d’Arc’s equity was increased as a result of the sale of shares in the offering.
     Comstock has not previously owned interest in a subsidiary which has sold shares. The Company has no present plans for any future sale of Bois d’Arc common stock and has elected to adopt a policy of recognizing its proportional share of the gain when Bois d’Arc sells shares to third parties as permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 51.
     Comstock’s investment in Bois d’Arc represents the value of the assets contributed at the time of its formation, the Company’s 59.9% interest in the undistributed earnings of Bois d’Arc Energy, LLC from inception through May 10, 2005, the portion of Bois d’Arc’s net income attributable to the Company’s 48.3% interest in the outstanding common stock of Bois d’Arc since the adoption of the equity method of accounting for this investment and the gain recognized based on our share of the amount that Bois d’Arc’s equity increased as a result of the sale of shares in Bois d’Arc’s initial public offering.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Bois d’Arc’s common stock is traded on the New York Stock Exchange under the ticker symbol “BDE”. As of June 30, 2005, the stock closed at $14.75 per share.
     Financial information reported by Bois d’Arc is summarized below:
               Balance Sheet Information:

	June 30,	December 31,
	2005	2004
	(In thousands)
Current Assets	$40,464	$18,590
Property and equipment, net	560,289	511,477
Other assets	844	516

Total assets	$601,597	$530,583

Current Liabilities	$56,459	$34,779
Payable to Comstock Resources	—	148,066
Long term debt	11,000	—
Other liabilities	141,529	28,253

Total liabilities	208,988	211,098
Stockholders’ Equity	392,609	319,485

Total liabilities and stockholders’ equity	$601,597	$530,583

               Income Statement Information:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005		2004
	(In thousands)
Revenues	$48,685		$40,035	$92,161		$69,943
Operating Income	20,713		18,599	39,498		27,753
Net Income (Loss)	(92,441	)(1)	16,344	(75,379	)(1)	23,375

(1)	Includes one time income tax provision of $108.2 million for the conversion of Bois d’Arc from a limited liability company to a corporation.
     Income Taxes
     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 36.1% and the effective tax rates of 31.7% and 43.6% for the three months and six months ended June 30, 2005, respectively, is due to permanent book tax differences that, as a percentage of income, are larger due to the recording of one time items associated with the Company’s equity investment in Bois d’Arc Energy.
     The following is an analysis of the consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Current	$987	$1,314	$2,104	$3,314
Deferred provision (benefit)	(6,057)	9,186	1,763	7,200

Provision for (benefit from) Income Taxes	$(5,070)	$10,500	$3,867	$10,514

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Stock-Based Compensation
     Comstock follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) in accounting for employee stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. During the three months ended June 30, 2005 and 2004, the Company recorded $1.4 million and $1.2 million, respectively, in stock-based compensation expense within general and administrative expenses. Stock-based compensation for the six months ended June 30, 2005 and 2004 was $3.2 million and $2.4 million, respectively.
     Asset Retirement Obligations
     Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Future abandonment liability — beginning of period	$19,248	$19,174
Accretion expense	74	599
Acquisitions and new wells placed on production	299	572
Liabilities settled	—	(33)
Bois d’Arc abandonment liability(1)	(16,915)	—

Future abandonment liability — end of period	$2,706	$20,312

(1)	Comstock’s share of the asset retirement obligations of Bois d’Arc were reclassified to the investment in Bois d’Arc upon the change to the equity accounting method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. For the three months ended June 30, 2005 diluted shares are the same as basic shares because the Company had a net loss. Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively, were determined as follows:

	Three Months Ended June 30,
	2005				2004
				Per			Per
	Income	Shares		Share	Income	Shares	Share
		(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income (Loss)	$(10,878)	38,761		$(0.27)	$18,666	34,111	$0.55

Diluted Earnings Per Share:
Net Income (Loss)	$(10,878)	38,761			$18,666	34,111
Effect of Dilutive Securities:
Stock Grants and Options	—	—	(1)		—	2,022

Net Income (Loss) With Assumed Conversions	$(10,878)	38,761		$(0.27)	$18,666	36,133	$0.52

	Six Months Ended June 30,
	2005			2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
		(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$5,010	37,393	$0.13	$18,691	33,977	$0.55

Diluted Earnings Per Share:
Net Income	$5,010	37,393		$18,691	33,977
Effect of Dilutive Securities:
Stock Grants and Options	—	2,177		—	2,013

Net Income With Assumed Conversions	$5,010	39,570	$0.12	$18,691	35,990	$0.52

(1)	For the three months ended June 30, 2005 the effect of stock grants and options would have been anti-dilutive to the loss.
     Derivative Instruments and Hedging Activities
     Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volume amounts hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The fair value of derivative contracts at June 30, 2005 are included in current liabilities.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     The following table sets forth the derivative financial instruments outstanding at June 30, 2005 which relate to Comstock’s natural gas production:

Period	Period		Delivery	Type of
Beginning	Ending	Volume MMBtu	Location	Instrument	Floor Price	Ceiling Price
July 1, 2005	December 31, 2005	1,536,000	Henry Hub	Collar	$4.50	$10.30

July 1, 2005	December 31, 2005	1,200,000	Houston Ship Channel	Collar	$4.50	$10.00

January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02

January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25
     Comstock did not designate these instruments as cash flow hedges and accordingly, a loss on derivatives of $3.2 million was recorded in the six months ended June 30, 2005 to reflect the change in this liability since December 31, 2004.
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Six Months
	Ended June 30,
	2005	2004
	(In thousands)
Cash Payments —
Interest payments	$10,453	$10,505
Income tax payments	$1,554	$2,700

Noncash Investing and Financing Activities —
Value of warrants issued under exploration agreement net of deferred taxes	$—	$2,908
(2) ACQUISITION —
     On May 12, 2005, Comstock completed an acquisition of certain oil and gas properties and related assets from EnSight Energy Partners, L.P. (“EnSight”) for $191.6 million. Comstock acquired producing properties in East Texas, Louisiana and Mississippi. Comstock estimates that the acquired properties have proved reserves of approximately 120.2 billion cubic feet of gas equivalent. The acquisition had an effective date of April 1, 2005. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under Comstock’s bank credit facility.
     Set forth in the following table is certain unaudited pro forma financial information for the three months and six months ended June 30, 2005 and 2004. This information has been prepared assuming the EnSight Acquisition was consummated on January 1, 2004 and is based on estimates and assumptions deemed appropriate by Comstock. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock would have achieved if the transaction had occurred on January 1, 2004. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the acquisition.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Oil and gas sales	$75,688	$73,667	$154,847	$140,537
Income (loss) before income taxes	(11,787)	23,034	16,244	33,375
Net income (loss)	(8,772)	20,501	9,168	21,360

Net income (loss) per share:
Basic	$(0.22)	$0.53	$0.23	$0.55
Diluted	$(0.22)	$0.50	$0.22	$0.53
Weighted average common and common stock equivalent shares outstanding:
Basic	39,911	38,656	39,729	38,522
Diluted	39,911 (1)	40,678	41,906	40,535

(1)	Basic and diluted shares are the same due to the loss.
(3) LONG-TERM DEBT —
     At June 30, 2005, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$132,000
6 7/8% Senior Notes due 2012	175,000

307,000

Less current portion	—

$307,000

     Comstock has $175.0 million of 6 7/8% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. These notes are unsecured obligations of the Company and are guaranteed by the Company’s wholly owned subsidiaries. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent which is guaranteed by the Company’s subsidiaries. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of June 30, 2005. Indebtedness under the credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit its ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. Comstock was in compliance with these covenants as of June 30, 2005.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
     In 2004, Comstock repurchased $220.0 million in principal amount of its 11 1/4% senior notes due 2007 (the “1999 Notes”). The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.
(4) STOCKHOLDERS EQUITY —
     On April 4, 2005 Comstock completed a public offering of 4,545,454 shares of its common stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts and expenses, were $121.2 million. The proceeds were used to reduce outstanding borrowings under the Company’s bank credit facility which was subsequently used to fund the acquisition of oil and gas properties from EnSight.

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (a Nevada corporation) (the Company) as of June 30, 2005, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended [not presented herein], and in our report dated March 17, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Dallas, Texas
August 10, 2005

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
Investment in Bois d’Arc Energy
     Bois d’Arc Energy, Inc. (“Bois d’Arc”) was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 59.9% of Bois d’Arc, and we accounted for our share of the Bois d’Arc financial and operating results using proportionate consolidation accounting until Bois d’Arc converted into a corporation and completed its initial public offering in May 2005. Subsequent to this public offering of shares and the conversion of Bois d’Arc into a corporation, we own 48.3% of Bois d’Arc. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc to the equity method concurrent with Bois d’Arc’s conversion to a corporation. The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore results for 2005 include our proportionate interest in the operations of Bois d’Arc based upon our ownership interests throughout the periods presented. The equity method adjustments reflect the reductions to our share of Bois d’Arc’s operating results which are necessary to apply the equity method of accounting for all periods subsequent to the conversion of Bois d’Arc to corporation. The results for offshore operations in 2004 represent our direct ownership interests in offshore properties which were ultimately contributed to Bois d’Arc upon its formation.
Results of Operations
     The following table reflects certain summary operating data for the periods presented:

	Three Months ended June 30, 2005				Three Months ended June 30, 2004
			Equity
			Method
	Onshore	Offshore	Adjustments	Total	Onshore	Offshore	Total
Net Production Data:
Oil (Mbbls)	204	192	(100)	296	111	356	467
Natural Gas (Mmcf)	7,135	2,316	(1,234)	8,217	6,638	1,858	8,496
Natural Gas equivalent (Mmcfe)	8,356	3,468	(1,835)	9,989	7,294	4,002	11,296
Financial Results ($ in thousands):
Oil sales	$9,286	$9,528	$(4,980)	$13,834	$4,067	$13,451	$17,518
Gas sales	46,743	16,398	(8,446)	54,695	36,339	12,651	48,990

Total oil and gas sales	$56,029	$25,926	$(13,426)	$68,529	$40,406	$26,102	$66,508

Oil and gas operating expenses (1)	$10,795	$4,397	$(2,313)	$12,879	$6,621	$5,835	$12,456

Depreciation, depletion and amortization (2)	$12,788	$6,730	$(3,619)	$15,899	$8,372	$7,123	$15,495

Average Sales Price:
Oil (per Bbl)	$45.63	$49.63		$46.74	$37.23	$37.64	$37.55
Natural gas (per Mcf)	$6.55	$7.08		$6.66	$5.47	$6.81	$5.77
Average equivalent (Mcfe)	$6.70	$7.48		$6.86	$5.54	$6.52	$5.89
Expenses ($ per Mcfe)
Oil and gas operating (1)	$1.29	$1.27		$1.29	$0.91	$1.46	$1.10
Depreciation, depletion and amortization (2)	$1.53	$1.94		$1.59	$1.15	$1.78	$1.37

	Six Months ended June 30, 2005				Six Months ended June 30, 2004
			Equity
			Method
	Onshore	Offshore	Adjustments	Total	Onshore	Offshore	Total
Net Production Data:
Oil (Mbbls)	293	402	(100)	595	224	638	862
Natural Gas (Mmcf)	13,547	4,741	(1,234)	17,054	13,447	3,371	16,818
Natural Gas equivalent (Mmcfe)	15,306	7,153	(1,835)	20,624	14,792	7,199	21,991
Financial Results ($ in thousands):
Oil sales	$13,574	$19,526	$(4,980)	$28,120	$7,972	$23,272	$31,244
Gas sales	86,248	32,429	(8,446)	110,231	73,857	22,168	96,025

Total oil and gas sales	$99,822	$51,955	$(13,426)	$138,351	$81,829	$45,440	$127,269

Oil and gas operating expenses (1)	$19,367	$9,012	$(2,313)	$26,066	$14,605	$10,501	$25,106

Depreciation, depletion and amortization (2)	$23,012	$13,778	$(3,619)	$33,171	$16,996	$13,775	$30,771

Average Sales Price:
Oil (per Bbl)	$46.30	$48.58		$47.26	$37.55	$36.48	$36.24
Natural gas (per Mcf)	$6.37	$6.84		$6.46	$5.77	$6.58	$5.71
Average equivalent (Mcfe)	$6.52	$7.26		$6.71	$5.89	$6.31	$5.79
Expenses ($ per Mcfc)
Oil and gas operating (1)	$1.27	$1.26		$1.26	$1.10	$1.46	$1.14
Depreciation, depletion and amortization (2)	$1.50	$1.93		$1.61	$1.15	$1.91	$1.40

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues —
     Our total oil and gas sales increased $2.0 million (3%) in the second quarter of 2005 to $68.5 million, from $66.5 million in 2004’s second quarter. Oil and gas sales from our onshore operations increased to $56.0 million, an increase of $15.6 million or 39%, from $40.4 million in the second quarter of 2004. This increase is attributable to higher oil and gas prices and increased production related to our onshore properties. Our average onshore natural gas price increased by 20% and our average onshore crude oil price increased by 23% in the second quarter of 2005 as compared to the same period in 2004. Onshore production increased by 15% in the second quarter of 2005 over the second quarter of 2004 due to new production from our successful drilling activity and the additional production attributable to the properties we acquired from EnSight in May 2005. Revenues from our offshore operations of $25.9 million were comparable to offshore revenues in the second quarter of 2004 of $26.1 million as higher oil and gas prices realized were offset by lower production. Our average offshore natural gas price increased by 4% and our average crude oil price increased by 32% in the second quarter of 2005 as compared to the same period last year. Offshore production in the second quarter of 2005 decreased by 13% from the second quarter of 2004. The lower offshore production was primarily attributable to the reduction in our ownership in Bois d’Arc from 59.9% to 48.3% which occurred in May 2005.
     For the six months ended June 30, 2005, our oil and gas sales increased $11.0 million (9%) to $138.4 million from $127.3 million for the six months ended June 30, 2004. The increase in oil and gas sales from onshore operations of $18.0 million to $99.8 million for the first six months of 2005 over the same period last year primarily resulted from an 11% increase in oil and gas prices and a 3% increase in production. Oil and gas sales from offshore operations of $52.0 million during the first six months of 2005 increased 14% from last year’s first six months due primarily to a 15% increase in the average oil and natural gas prices we realized in 2005 offset by the reduction in our ownership in Bois d’Arc from 59.9% to 48.3% which occurred in May 2005.

Costs and Expenses —
     Our oil and gas operating expenses, including production taxes, increased $0.4 million (3%) to $12.9 million in the second quarter of 2005 from $12.5 million in the second quarter of 2004. Oil and gas operating expenses per equivalent Mcf produced increased $0.19 to $1.29 in the second quarter of 2005 from $1.10 in the second quarter of 2004. Onshore operating expenses for the second quarter of 2005 of $10.8 million increased by $4.2 million when compared to the same quarter in 2004 due to the acquisition of the EnSight properties, the start up of new wells and higher production taxes due to increased oil and gas prices. Offshore oil and gas operating costs for the six months ended June 30, 2005 of $4.4 million decreased $1.4 million (25%) due to our lower ownership interest in certain high cost fields that were contributed to Bois d’Arc. Oil and gas operating expenses per Mcfe produced increased $0.12 to $1.26 for the six months ended June 30, 2005 from $1.14 for the same period in 2004. The increase in operating expenses in 2005 is primarily related to higher production taxes and higher field operating costs of our properties.
     In the second quarter of 2005, we had a $15.2 million provision for exploration expense as compared to a $1.8 million provision in the second quarter of 2004. The provision in the second quarter of 2005 primarily relates to an exploratory dry hole drilled to test the “Big Sandy” prospect in Polk County, Texas. For the six months ended June 30, 2005, we had a provision for exploration expense totaling $17.3 million as compared to $5.2 million in the same period in 2004. The provision for the first six months of 2005 primarily related to the Big Sandy dry hole and the acquisition of 3-D seismic data.
     Depreciation, depletion and amortization (“DD&A”) increased $0.3 million (2%) to $16.0 million in the second quarter of 2005 from $15.7 million in the second quarter of 2004. DD&A associated with our onshore properties increased by $4.4 million in the second quarter of 2005 to $12.8 million primarily due to our increased production and an increase in our amortization rate. Our DD&A rate per Mcfe produced for our onshore properties averaged $1.53 for the second quarter of 2005 as compared to $1.15 for the second quarter of 2004. The increase relates to higher costs of acquired properties since June 30, 2004 together with an increase in capitalized costs on our existing properties. Offshore DD&A for the second quarter of 2005 declined slightly for the three months ended June 30, 2004 primarily reflecting lower produced volumes. Our offshore properties DD&A rate also increased to $1.94 per Mcfe in the second quarter of 2005 from $1.78 per Mcfe produced in the second quarter of 2004. The increase relates to higher capitalized costs on our offshore properties. For the six months ended June 30, 2005, DD&A increased $1.8 million (6%) to $33.2 million from $31.5 million for the six months ended June 30, 2005. The increase is due to the higher onshore production and our higher average amortization rate. DD&A for our onshore properties increased $6.0 million to $23.0 million (35%) from $17.0 million in the first six months of 2004. The increase is due to the 3% increase in onshore production and the increased amortization rate of $1.50 per Mcfe in the first half of 2004. The higher rate is attributable to higher costs of acquisitions made since June 30, 2004 and increased capitalization costs on our existing onshore properties. The DD&A associated with our offshore properties of $13.8 million for the first six months of 2005 was comparable to the DD&A for the offshore properties in the same period in 2004.
     General and administrative expenses, which are reported net of overhead reimbursements, of $3.8 million for the second quarter of 2005 were 31% higher than general and administrative expenses of $2.9 million for the second quarter of 2004. For the first six months of 2005, general and administrative expenses increased to $8.0 million from $6.0 million for the six months ended June 30, 2004. The increases are primarily related to the general and administrative costs, primarily stock-based compensation, incurred by Bois d’Arc following its formation in July 2004, while it was proportionally consolidated.
     Interest expense increased $0.2 million (4%) to $4.7 million for the second quarter of 2005 from $4.5 million in the second quarter of 2004. The increase is related to higher interest rates. The average interest rate on the outstanding borrowings under the credit facility increased to 4.3% in the second quarter of 2005 as compared to 2.6% in the second quarter of 2004. Average borrowings under the bank credit facility decreased in the second quarter of 2005 to $137.7 million as compared to $154.9 million for the second quarter of 2004. Interest expense for the six months ended June 30, 2005 decreased $0.3 million (3%) to $10.5 million from $10.8 million for the six months ended June 30, 2004. The decrease is attributable to lower average borrowings under the bank credit facility which was partially offset by higher interest rates. The average interest rate under the bank credit facility increased to 4.3% in the first half of 2005 as compared to 2.6% in the first half of 2004.

     Beginning in the second quarter of 2005, we began accounting for our share of the earnings from Bois d’Arc under the equity method on an after-tax basis. Accordingly, our results for the second quarter of 2005 include $61.2 million for our equity in the loss of Bois d’Arc. This loss includes a one time provision of $64.6 million associated with recognizing, under the equity method of accounting, our proportionate share of the cumulative deferred tax liabilities recorded by Bois d’Arc when it converted from a limited liability company to a corporation. We also recognized a gain of $28.8 million on our investment in Bois d’Arc based on our share of the amount that Bois d’Arc’s equity increased as a result of the sale of shares in the Bois d’Arc offering.
     We reported net loss of $10.9 million for the three months ended June 30, 2005, as compared to net income of $18.7 million for the three months ended June 30, 2004. Net loss per share for the second quarter of 2005 was $0.27 on weighted average basic shares outstanding of 39.8 million as compared to $0.52 for the second quarter of 2004 on weighted average diluted shares outstanding of 36.1 million. Net income for the six months ended June 30, 2005 was $5.0 million, as compared to net income of $18.7 million for the six months ended June 30, 2004. Net income per common share on weighted average diluted shares outstanding for the six months ended June 30, 2005 was $0.12 as compared to net income of $0.52 for the six months ended June 30, 2004. Excluding the effect of the one-time adjustments for Bois d’Arc’s conversion to a corporation and its initial public offering, our net income for the three months and six months ended June 30, 2005 would have been $12.7 million or $0.30 per share and $28.6 million or $0.72 per share, respectively. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or 35¢ per diluted share) relating to the early retirement of our 11 1/4% senior notes.
Critical Accounting Policies
     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.
     There have been no material changes to our accounting policies during the six months ended June 30, 2005 except for the change to the equity method for our investment in Bois d’Arc and the adoption of a policy of accounting for sales of shares by subsidiaries.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2005, our net cash flow provided by operating activities totaled $99.6 million and we received net proceeds of $126.2 million from issuances of our common stock. We repaid principal on outstanding debt of $262.2 million and borrowed $166.0 million under our bank credit facility.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first half of 2005, we incurred capital expenditures of $280.6 million primarily for our acquisition, development and exploration activities and we made advances to Bois d’Arc of $6.4 million and were repaid $158.1 million by Bois d’Arc when it completed its initial public offering.
     The following table summarizes our capital expenditure activity for the six months ended June 30, 2005 and 2004:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Onshore:
Acquisition of the EnSight properties	$191,573	$—
Leasehold costs	1,501	1,157
Development drilling	35,390	7,968
Exploratory drilling	12,623	5,270
Other development	6,761	4,189

	247,848	18,584

Offshore(1)	32,713	53,538
Other	49	205

	$280,610	$72,327

(1)	Includes our 59.7% share of Bois d’Arc’s capital expenditures through May 9, 2005.

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $89.0 million and $72.1 million on development and exploration activities in the six months ended June 30, 2005 and 2004, respectively. We have budgeted approximately $57.0 million for development and exploration projects for the second half of 2005. We expect to use internally generated cash flow to fund our development and exploration activity.
     On May 12, 2005, we completed an acquisition of certain oil and gas properties and related assets in East Texas, Louisiana and Mississippi from EnSight Energy Partners, L.P., EnSight Laurel Production, LLC, Fairfield Midstream Services, LLC and EnSight Management, LLC (collectively “EnSight”) for $191.6 million in cash. The transaction had an effective date of April 1, 2005.
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
     On April 4, 2005, we completed a public offering of 4,545,454 shares of our common stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts and expenses, of $121.2 million were used to partially fund our acquisition of properties from EnSight.
     We have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million at June 30, 2005. We also have $175.0 million of 6 7/8% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.
     Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of June 30, 2005.
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

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the six months ended June 30, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.5 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $16.3 million.
Interest Rates
     At June 30, 2005, we had total long-term debt of $307.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $132.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Prior to issuance of our second quarter consolidated financial statements and subsequent to our initial press release of earnings for the quarter, adjustments relating to the deferred taxes at Bois d’Arc and the gain on the Bois d’Arc initial public offering were identified and recorded. These are highly technical accounting areas and management has developed a more formal process for documentation and approval of technical matters.
     There were no other changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 5: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 16, 2005.
(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class B directors and such nominees were elected.
(c)	Out of a total 40,718,322 shares of our common stock outstanding and entitled to vote, 38,315,162 shares were present at the meeting in person or by proxy, representing approximately 94%. Matters voted upon at the meeting were as follows:
(i)	Two Class B directors were reelected to our board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
M. Jay Allison	37,132,261	1,182,901

David W. Sledge	37,533,311	781,851
     Our other directors whose term of office as a director continued after the meeting are as follows:

Class A Directors	Class C Directors
Cecil E. Martin, Jr.	Roland O. Burns

Nancy E. Underwood	David K. Lockett
(ii)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2005 was ratified by a vote of 38,185,388 shares for, 115,809 shares against and 13,965 shares abstaining.

ITEM 6:	EXHIBITS
a. Exhibits

Exhibit No.	Description
4.1*	Fourth Supplemental Indenture, dated May 20, 2005, to Indenture among Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012.
15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date August 15, 2005	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date August 15, 2005	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)