Form 10-Q
period 2005-09-30
COMSTOCK RESOURCES INC
filed 2005-11-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

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

Yes [X]	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X]

The number of shares outstanding of the registrant’s common stock, par value $.50, as of November 8, 2005 was 42,250,815.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2005

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30,	December 31,
	2005	2004
	(In thousands)
Cash and Cash Equivalents	$1,847	$2,703
Accounts Receivable:
Oil and gas sales	32,110	29,822
Joint interest operations	2,800	9,146
Other Current Assets	4,001	6,544
Total current assets	40,758	48,215
Property and Equipment:
Unevaluated oil and gas properties	10,192	14,811
Oil and gas properties, successful efforts method	991,630	1,249,023
Other	3,160	4,273
Accumulated depreciation, depletion and amortization	(309,552)	(440,346)
Net property and equipment	695,430	827,761
Investment in Bois d’Arc Energy	247,128	—
Receivable from Bois d’Arc Energy	—	59,417
Other Assets	5,071	6,083
	$988,387	$941,476

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Portion of Long-Term Debt	$—	$150
Accounts Payable	38,330	44,512
Accrued Expenses	15,701	19,107
Derivatives	16,815	155
Total current liabilities	70,846	63,924
Long-Term Debt, less current portion	282,000	403,000
Deferred Income Taxes Payable	95,265	99,451
Derivatives	4,245	—
Reserve for Future Abandonment Costs	2,769	19,248
Commitments and Contingencies
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 42,250,815 and 35,648,742 shares outstanding at September 30, 2005 and December 31, 2004, respectively	21,125	17,824
Additional paid-in capital	331,090	176,130
Retained earnings	181,047	161,899
	533,262	355,853
Total stockholders’ equity	$988,387	$941,476

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2005	2004	2005	2004

Oil and gas sales	$71,619	$63,202	$209,970	$190,471
Operating expenses:
Oil and gas operating	10,803	12,482	36,869	37,588
Exploration	2,423	6,728	19,709	11,907
Depreciation, depletion and amortization	14,036	15,601	47,368	47,138
Impairment	3,400	—	3,400	—
General and administrative	3,058	3,344	11,015	9,316

Total operating expenses	33,720	38,155	118,361	105,949
Income from operations	37,899	25,047	91,609	84,522
Other income (expenses):
Interest income	242	495	1,449	529
Other income	37	43	173	129
Interest expense	(4,982)	(4,803)	(15,499)	(15,594)
Formation costs of Bois d’Arc Energy	—	(982)	—	(982)
Equity in earnings (loss) of Bois d’Arc Energy	6,358	—	(54,867)	—
Gain on sale of stock by Bois d’Arc Energy	—	—	28,797	—
Loss on derivatives	(17,814)	(553)	(21,045)	(553)
Loss on early extinguishment of debt	—	—	—	(19,599)

Total other income (expenses)	(16,159)	(5,800)	(60,992)	(36,070)
Income before income taxes	21,740	19,247	30,617	48,452
Provision for income taxes	(7,602)	(6,929)	(11,469)	(17,443)
Net income	$14,138	$12,318	$19,148	$31,009

Net income per share:
Basic	$0.35	$0.36	$0.50	$0.91
Diluted	$0.33	$0.34	$0.47	$0.86

Weighted average common and common stock equivalent shares outstanding:
Basic	40,432	34,204	38,417	34,091
Diluted	42,380	36,113	40,516	36,037

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2005

(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
	(In thousands)

Balance at December 31, 2004	$17,824	$176,130	$161,899	$355,853
Stock based compensation	—	3,027	—	3,027
Exercise of stock options, net of deferred income taxes	1,028	33,048	—	34,076
Public offering of common stock	2,273	118,977	—	121,250
Stock issuance costs	—	(92)	—	(92)
Net income	—	—	19,148	19,148

Balance at September 30, 2005	$21,125	$331,090	$181,047	$533,262

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,148	$31,009
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and lease impairments	16,883	13,159
Depreciation, depletion and amortization	47,368	47,138
Impairments	3,400	—
Stock-based compensation	4,195	3,494
Deferred income taxes	8,435	13,054
Equity in income (loss) of Bois d’Arc Energy	54,867	—
Gain on sale of stock by Bois d’Arc Energy	(28,797)	—
Debt issuance cost amortization	707	739
Loss on derivatives	21,045	553
Loss on early extinguishment of debt	—	19,599
(Increase) decrease in accounts receivable	(4,741)	10,776
(Increase) decrease in other current assets	1,659	(802)
Increase (decrease) in accounts payable and accrued expenses	11,085	(19,966)
Net cash provided by operating activities	155,254	118,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(329,229)	(103,563)
Formation of Bois d’Arc Energy, net of cash acquired	—	(49,510)
Advances to Bois d’Arc Energy	(6,241)	—
Repayments from Bois d’Arc Energy	158,066	—
Payments to settle derivatives	(140)	—
Acquisition deposit	—	(6,317)
Net cash used for investing activities	(177,724)	(159,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	176,000	228,546
Proceeds from issuance of senior notes	—	175,000
Debt issuance costs	—	(5,963)
Principal payments on debt	(297,000)	(344,067)
Proceeds from issuance of common stock	142,706	3,083
Stock issuance costs	(92)	—
Net cash provided by financing activities	21,614	56,599

Net increase (decrease) in cash and cash equivalents	(856)	15,962
Cash and cash equivalents, beginning of period	2,703	5,343
Cash and cash equivalents, end of period	$1,847	$21,305

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2005 and the related results of operations and cash flows for the nine months ended September 30, 2005 and 2004.

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

The results of operations for the three months and nine months ended September 30, 2005 are not necessarily an indication of the results expected for the full year.

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

At the time that Bois d’Arc converted to a corporation it recorded a one time tax provision of $108.2 million to record a deferred tax liability. Comstock recognized its proportionate share of this one time provision for taxes of $64.6 million in its equity in loss of Bois d’Arc in the consolidated statement of operations. In connection with the initial public offering completed by Bois d’Arc, Comstock recognized a gain of $28.8 million on its investment in Bois d’Arc based on Comstock’s share of the amount that Bois d’Arc’s equity was increased as a result of the sale of shares in the offering.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comstock has not previously owned interests in a subsidiary which has sold shares. The Company has no present plans for any future sale of Bois d’Arc common stock and has elected to adopt a policy of recognizing its proportional share of the gain when Bois d’Arc sells shares to third parties as permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 51.

Comstock’s investment in Bois d’Arc represents the value of the assets contributed at the time of its formation, the Company’s 59.9% interest in the undistributed earnings of Bois d’Arc Energy, LLC from inception through May 10, 2005, the portion of Bois d’Arc’s net income attributable to the Company’s interest in the outstanding common stock of Bois d’Arc since the adoption of the equity method of accounting for this investment, and the gain recognized based on the Company’s share of the amount that Bois d’Arc’s equity increased as a result of the sale of shares in Bois d’Arc’s initial public offering.

Bois d’Arc’s common stock is traded on the New York Stock Exchange under the ticker symbol “BDE”. The fair value of the Company’s investment in Bois d’Arc as of September 30, 2005 was $515.2 million based upon the closing price for Bois d’Arc shares on that date of $17.21 per share.

Financial information reported by Bois d’Arc is summarized below:

Balance Sheet:

	September 30,	December 31,
	2005	2004
	(In thousands)
Current assets	$29,031	$18,590
Property and equipment, net	605,234	511,477
Other assets	884	516
Total assets	$635,149	$530,583

Current liabilities	$54,818	$34,779
Payable to Comstock Resources	—	148,066
Long term debt	24,000	—
Other liabilities	149,032	28,253
Total liabilities	227,850	211,098
Stockholders’ equity	407,299	319,485
Total liabilities and stockholders’ equity	$635,149	$530,583

Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005		2004
	(In thousands)
Revenues	$43,434	$37,358	$135,595		$107,699
Operating Income	21,087	10,393	60,585		38,544
Net Income (Loss)	13,269	7,635	(62,110	)(1)	31,408

(1) Includes one time income tax provision of $108.2 million for the conversion from a limited liability company to a corporation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 36.1% and the effective tax rate of 37.5% for the nine months ended September 30, 2005 is due to permanent book tax differences that, as a percentage of income, are larger due to the recording of one time items associated with the Company’s equity investment in Bois d’Arc.

The following is an analysis of the consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Current	$930	$1,075	$3,034	$4,389
Deferred	6,672	5,854	8,435	13,054
Provision for Income Taxes	$7,602	$6,929	$11,469	$17,443

Stock-Based Compensation

Comstock follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) in accounting for employee stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. During the three months ended September 30, 2005 and 2004, the Company recorded $1.0 million and $1.1 million, respectively, in stock-based compensation expense within general and administrative expenses. Stock-based compensation for the nine months ended September 30, 2005 and 2004 was $4.2 million and $3.5 million, respectively.

Asset Retirement Obligations

Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the nine months ended September 30, 2005 and 2004:

	Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Future abandonment liability — beginning of period	$19,248	$19,174
Accretion expense	109	880
Acquisition liabilities assumed	266	—
New wells placed on production	61	738
Liabilities settled	—	(3,030)
Bois d’Arc abandonment liability(1)	(16,915)	—
Future abandonment liability — end of period	$2,769	$17,762

(1) Comstock’s share of the asset retirement obligations of Bois d’Arc was reclassified to the investment in Bois d’Arc upon the change to the equity accounting method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004, respectively, were determined as follows:

	Three Months Ended September 30,
	2005			2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$14,138	40,432	$0.35	$12,318	34,204	$0.36

Diluted Earnings Per Share:
Net Income	$14,138	40,432		$12,318	34,204
Effect of Dilutive Securities:
Stock Grants and Options	—	1,948		—	1,909

Net Income Available to Common Stockholders
With Assumed Conversions	$14,138	42,380	$0.33	$12,318	36,113	$0.34

	Nine Months Ended September 30,
	2005			2004
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$19,148	38,417	$0.50	$31,009	34,091	$0.91

Diluted Earnings Per Share:
Net Income	$19,148	38,417		$31,009	34,091
Effect of Dilutive Securities:
Stock Grants and Options	—	2,099		—	1,946

Net Income Available to Common Stockholders
With Assumed Conversions	$19,148	40,516	$0.47	$31,009	36,037	$0.86

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Derivative Instruments and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volume amounts hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The fair value of the Company’s derivative contracts held for price risk management at September 30, 2005 was a liability of $21.1 million.

The following table sets forth the derivative financial instruments outstanding at September 30, 2005 which relate to Comstock’s natural gas production:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
October 1, 2005	December 31, 2005	768,000	Henry Hub	Collar	$4.50	$10.30
October 1, 2005	December 31, 2005	600,000	Houston Ship Channel	Collar	$4.50	$10.00
January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

Comstock did not designate these instruments as cash flow hedges and accordingly, an unrealized loss on derivatives of $17.6 million and $20.9 million was recorded for the three months and nine months ended September 30, 2005, respectively, to reflect the change in this liability since December 31, 2004. The Company realized losses of $0.2 million for the three and nine months ended September 30, 2005 to settle derivative positions.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Nine Months
	Ended September 30,
	2005	2004
	(In thousands)
Cash Payments -
Interest payments	$18,193	$18,244
Income tax payments	$2,546	$5,954
Noncash Investing and Financing Activities -
Value of warrants issued under exploration agreement net of deferred taxes	$—	$3,672

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2) ACQUISITION -

On May 12, 2005, Comstock completed an acquisition of certain oil and gas properties and related assets from EnSight Energy Partners, L.P. (“EnSight”) for $191.6 million. Comstock acquired producing properties in East Texas, Louisiana and Mississippi. Comstock estimates that the acquired properties have proved reserves of approximately 120.2 billion cubic feet of gas equivalent (“Bcfe”). The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under Comstock’s bank credit facility.

Set forth in the following table is certain unaudited pro forma financial information for the three months and nine months ended September 30, 2005 and 2004. This information has been prepared assuming the EnSight Acquisition was consummated on January 1, 2004 and is based on estimates and assumptions deemed appropriate by Comstock. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock would have achieved if the transaction had occurred on January 1, 2004. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands, except per share amounts)
	2005	2004	2005	2004
Oil and gas sales	$71,619	$69,074	$226,466	$209,611
Income from operations	37,899	27,268	99,591	91,679
Net income	14,138	13,207	23,275	34,567
Net income per share:
Basic	$0.35	$0.34	$0.58	$0.89
Diluted	$0.33	$0.33	$0.55	$0.85
Weighted average common and common stock equivalent shares outstanding:
Basic	40,432	38,522	39,966	38,636
Diluted	42,380	40,535	42,064	40,582

On July 6, 2005, Comstock acquired from certain parties additional working interests in certain of the properties acquired from EnSight for $10.9 million. Comstock acquired interests in 14 producing wells (5.6 net) with estimated proved reserves of 3.8 Bcfe.

(3) LONG-TERM DEBT -

At September 30, 2005, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$107,000
6 7/8% Senior Notes due 2012	175,000

$282,000

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comstock has $175.0 million of 6 7/8% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. These notes are unsecured obligations of the Company and are guaranteed by the Company’s wholly owned subsidiaries. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent, which is guaranteed by the Company’s wholly owned subsidiaries. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of September 30, 2005. Indebtedness under the credit facility is secured by substantially all of Comstock’s and its subsidiaries’ assets and is guaranteed by all of the subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit its ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. Comstock was in compliance with these covenants as of September 30, 2005.

In 2004, Comstock repurchased $220.0 million in principal amount of its 11¼% senior notes due 2007 (the “1999 Notes”). The early extinguishment of the 1999 Notes resulted in a loss of $19.6 million which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

(4) STOCKHOLDERS EQUITY -

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 26, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas

November 8, 2005

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

Investment in Bois d’Arc Energy

Bois d’Arc Energy, Inc. (“Bois d’Arc”) was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d’Arc, and we accounted for our share of the Bois d’Arc financial and operating results using proportionate consolidation accounting until Bois d’Arc converted into a corporation and completed its initial public offering in May 2005. Subsequent to this public offering of shares and the conversion of Bois d’Arc into a corporation, we own 48% of Bois d’Arc. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc to the equity method concurrent with Bois d’Arc’s conversion to a corporation. The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore results for 2005 include our proportionate interest in the operations of Bois d’Arc based upon our ownership interests throughout the periods presented. The equity method adjustments reflect the reductions to our share of Bois d’Arc’s operating results which are necessary to apply the equity method of accounting for all periods subsequent to the conversion of Bois d’Arc to corporation. The results for offshore operations in 2004 represent our direct ownership interests in offshore properties which were ultimately contributed to Bois d’Arc upon its formation and our proportionate consolidation of the results of Bois d’Arc from its Inception through September 30, 2004.

Results of Operations

The following table reflects certain summary operating data for the periods presented:

	Three Months Ended September 30, 2005				Three Months Ended September 30, 2004
	(In thousands, except as noted and per unit amounts)
	Onshore	Offshore	Equity Method Adjustments	Total	Onshore	Offshore	Total
Net Production Data:
Oil (Mbbls)	208	117	(117)	208	107	267	374
Natural Gas (Mmcf)	7,328	1,585	(1,585)	7,328	6,233	1,886	8,119
Natural Gas equivalent (Mmcfe)	8,575	2,290	(2,290)	8,575	6,875	3,490	10,365
Financial Results ($ in thousands):
Oil sales	$10,960	$7,041	$(7,041)	$10,960	$4,539	$11,353	$15,892
Gas sales	60,659	13,786	(13,786)	60,659	36,058	11,252	47,310
Total oil and gas sales	$71,619	$20,827	$(20,827)	$71,619	$40,597	$22,605	$63,202
Oil and gas operating expenses(1)	$10,803	$4,001	$(4,001)	$10,803	$8,117	$4,365	$12,482
Depreciation, depletion and amortization(2)	$13,866	$4,398	$(4,398)	$13,866	$8,118	$7,274	$15,392
Average Sales Price:
Oil (per Bbl)	$52.71	$59.96		$52.71	$42.46	$42.52	$42.46
Natural gas (per Mcf)	$8.28	$8.70		$8.28	$5.79	$5.97	$5.83
Average equivalent (Mcfe)	$8.35	$9.10		$8.35	$5.91	$6.48	$6.10
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.26	$1.75		$1.26	$1.18	$1.25	$1.20
Depreciation, depletion and amortization(2)	$1.62	$1.92		$1.62	$1.18	$2.08	$1.47

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, deletion and amortization of oil and gas properties only.

	Nine Months Ended September 30, 2005				Nine Months Ended September 30, 2004
	Onshore	Offshore	Equity Method Adjustments	Total	Onshore	Offshore	Total
(In thousands, except as noted and per unit amounts)
Net Production Data:
Oil (Mbbls)	501	519	(217)	803	332	904	1,236
Natural Gas (Mmcf)	20,874	6,326	(2,818)	24,382	19,457	5,480	24,937
Natural Gas equivalent (Mmcfe)	23,881	9,442	(4,124)	29,199	21,449	10,907	32,356
Financial Results ($ in thousands):
Oil sales	$24,534	$26,567	$(12,021)	$39,080	$12,550	$34,586	$47,136
Gas sales	146,906	46,216	(22,232)	170,890	109,565	33,770	143,335
Total oil and gas sales	$171,440	$72,783	$(34,253)	$209,970	$122,115	$68,356	$190,471
Oil and gas operating expenses(1)	$30,171	$13,013	$(6,315)	$36,869	$22,792	$14,796	$37,588
Depreciation, depletion and amortization(2)	$36,878	$18,190	$(8,011)	$47,057	$25,254	$20,995	$46,249
Average Sales Price:
Oil (per Bbl)	$48.96	$51.16		$48.68	$37.79	$38.26	$38.12
Natural gas (per Mcf)	$7.04	$7.31		$7.01	$5.63	$6.16	$5.75
Average equivalent (Mcfe)	$7.18	$7.71		$7.19	$5.69	$6.27	$5.89
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.26	$1.38		$1.26	$1.06	$1.36	$1.16
Depreciation, depletion and amortization(2)	$1.54	$1.93		$1.61	$1.18	$1.92	$1.42

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, deletion and amortization of oil and gas properties only.

Revenues -

Our total oil and gas sales increased $8.4 million (13%) in the third quarter of 2005 to $71.6 million, from $63.2 million in 2004’s third quarter. Oil and gas sales from our onshore operations increased to $71.6 million, an increase of $31.0 million or 76%, from $40.6 million in the third quarter of 2004. This increase is attributable to the higher oil and gas prices we realized and increased production from our onshore properties. Our average onshore natural gas price increased by 43% and our average onshore crude oil price increased by 24% in the third quarter of 2005 as compared to the same period in 2004. Our onshore production increased by 25% in the third quarter of 2005 over the third quarter of 2004 due to new production from our successful drilling activity and the additional production attributable to the properties we acquired from EnSight in May 2005. Our onshore production was impacted by hurricanes Katrina and Rita as the storms required us to shut in certain of our fields. Deferred production from onshore properties attributable to the hurricanes totaled 368,000 Mmcfe during the third quarter of 2005. Sales from our offshore operations of $20.8 million were slightly lower than offshore revenues in the third quarter of 2004 of $22.6 million as higher oil and gas prices realized were offset by lower production. Our average offshore natural gas price increased by 46% and our average crude oil price increased by 41% in the third quarter of 2005 as compared to the same period last year. Offshore production in the third quarter of 2005 decreased by 34% from the third quarter of 2004. The lower offshore production was primarily attributable to the hurricane activity in the Gulf of Mexico that occurred during the third quarter of 2005 and partially to our lower ownership interest in Bois d’Arc subsequent to the completion of their initial public offering on May 11, 2005. Bois d’Arc had substantially all of its production shut in for 37 days as a result of the storms. In addition, certain third party pipelines and onshore processing facilities that transport and process Bois d’Arc’s production were out of service as a result of the hurricanes. As a result, approximately 30% of Bois d’Arc’s production in the third quarter of 2005 was deferred.

For the nine months ended September 30, 2005, our oil and gas sales increased $19.5 million (10%) to $210.0 million from $190.5 million for the nine months ended September 30, 2004. Our oil and gas sales from onshore operations for the first nine months of 2005 increased 40% to $171.4 million from $122.1 million for the same period last year due to a 26% increase in our realized oil and gas prices combined with an 11% increase in our onshore production. Oil and gas sales of $72.8 million from offshore operations for the first nine months of 2005 increased 6% from sales for the first nine months of 2004 of $68.4 million due to a 23% increase in our average realized oil and natural gas prices in 2005 offset by a 13% decrease in production. The production decrease was related to hurricane activity in the third quarter of 2005 and the reduction in our ownership in Bois d’Arc in May 2005.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, decreased $1.7 million (13%) to $10.8 million in the third quarter of 2005 from $12.5 million in the third quarter of 2004. Oil and gas operating expenses per equivalent Mcf produced increased $.06 to $1.26 in the third quarter of 2005 from $1.20 in the third quarter of 2004. Onshore operating expenses for the third quarter of 2005 of $10.8 million increased by $2.7 million compared to the same quarter in 2004 due to the acquisition of the EnSight properties, the start up of new wells and higher production taxes due to increased oil and gas prices. Offshore oil and gas operating costs for the three months ended September 30, 2005 of $4.0 million decreased $0.4 million (8%) due to our lower ownership interest in certain high cost fields that were contributed to Bois d’Arc. Oil and gas operating expenses per Mcfe produced increased $0.10 to $1.26 for the nine months ended September 30, 2005 from $1.16 for the same period in 2004. The increase in operating expenses in 2005 is primarily related to higher production taxes and higher field operating costs of our properties.

In the third quarter of 2005, we had a $2.4 million provision for exploration expense as compared to a $6.7 million provision in the third quarter of 2004. The provision in the third quarter of 2005 primarily relates to additional costs incurred associated with the dry hole drilled to test the unsuccessful “Big Sandy” prospect in Polk County, Texas. For the nine months ended September 30, 2005, we had a provision for exploration expense totaling $19.7 million as compared to $11.9 million in the same period in 2004. The provision for the first nine months of 2005 primarily related to the exploratory dry hole and the acquisition of 3-D seismic data.

Depreciation, depletion and amortization (“DD&A”) decreased $1.6 million (10%) to $14.0 million in the third quarter of 2005 from $15.6 million in the third quarter of 2004. DD&A associated with our onshore properties increased by $5.7 million in the third quarter of 2005 to $13.9 million primarily due to our increased production and an increase in our amortization rate. Our DD&A rate per Mcfe produced for our onshore properties averaged $1.62 for the third quarter of 2005 as compared to $1.18 for the third quarter of 2004. The increase relates to higher costs of acquired properties since September 30, 2004 together with an increase in capitalized costs on our existing properties. Offshore DD&A for the third quarter of 2005 declined slightly for the three months ended September 30, 2004 primarily reflecting lower produced volumes. Our offshore properties DD&A rate decreased to $1.92 per Mcfe in the third quarter of 2005 from $2.08 per Mcfe produced in the third quarter of 2004. The decrease results from reserve additions from this year’s successful drilling program. For the nine months ended September 30, 2005, DD&A increased $0.3 million to $47.4 million from $47.1 million for the nine months ended September 30, 2004. The increase is due to the higher onshore production and our higher average amortization rate. DD&A for our onshore properties increased $11.6 million (46%) to $36.9 million from $25.3 million in the first nine months of 2004. The increase is due to the 11% increase in onshore production and an increase in the amortization rate of $0.36 per Mcfe above last year’s comparable rate of $ 1.18 per Mcfe. The higher rate is attributable to higher costs of acquisitions made since September 30, 2004 and increased capitalization costs on our existing onshore properties. The DD&A associated with our offshore properties of $18.2 million for the first nine months of 2005 was $2.8 million lower than the comparable period last year due to both lower production volumes and a lower DD&A rate.

In the third quarter of 2005, we recognized an impairment of $3.4 million on one of our South Texas fields where production watered out sooner than was anticipated.

General and administrative expenses, which are reported net of overhead reimbursements, of $3.1 million for the third quarter of 2005 were 9% lower than general and administrative expenses of $3.3 million for the third quarter of 2004. For the first nine months of 2005, general and administrative expenses were $11.0 million, a $1.7 million increase from general and administrative expenses of $9.3 million for the nine months ended September 30, 2004. The increase for the nine months is primarily related to the general and administrative costs, primarily stock-based compensation, incurred by Bois d’Arc following its formation in July 2004, while it was proportionally consolidated.

Interest expense increased $0.2 million (4%) to $5.0 million for the third quarter of 2005 from $4.8 million in the third quarter of 2004. The increase is related to higher interest rates. The average interest rate on the outstanding borrowings under the credit facility increased to 4.75% in the third quarter of 2005 as compared to 3.0% in the third quarter of 2004. Average borrowings under the bank credit facility decreased in the third quarter of 2005 to $137.8 million as compared to $190.7 million for the third quarter of 2004. Interest expense for the nine months ended September 30, 2005 decreased $0.1 million (1%) to $15.5 million from $15.6 million for the nine months ended September 30, 2004. The decrease is attributable to lower average borrowings under the bank credit facility which was partially offset by higher interest rates. The average interest rate under the bank credit facility increased to 4.4% in the nine months of 2005 as compared to 2.8% in the nine months of 2004. Average borrowings under the bank credit facility increased in the nine months of 2005 to $170.3 million as compared to $152.8 million for the nine months of 2004.

Beginning on May 10, 2005 we began accounting for our share of the earnings from Bois d’Arc under the equity method on an after-tax basis. Accordingly, our results for the first nine months of 2005 include a loss of $54.9 million with respect to Bois d’Arc. This loss includes a one time provision of $64.6 million associated with recognizing, under the equity method of accounting, our proportionate share of the cumulative deferred tax liabilities recorded by Bois d’Arc when it converted from a limited liability company to a corporation. We also recognized a gain of $28.8 million on our investment in Bois d’Arc based on our share of the amount that Bois d’Arc’s equity increased as a result of the sale of shares in Bois d’Arc’s initial public offering.

The fair value of the liability for the derivatives we utilize as part of our price risk management program increased substantially during the three months ended September 30, 2005 due to the increase in natural gas prices following Hurricane Rita. Since we did not designate these derivative positions as hedges, an unrealized loss of $17.6 million associated with the increase in fair value of these derivative positions was recorded as an expense during the three months ended September 30, 2005. The unrealized loss on these derivatives for the nine months ended September 30, 2005 was $20.9 million. The Company realized losses of $0.2 million for the three and nine months ended September 30, 2005 to settle derivative positions.

We reported net income of $14.1 million for the three months ended September 30, 2005, as compared to net income of $12.3 million for the three months ended September 30, 2004. Net income per share for the third quarter of 2005 was $0.33 on weighted average diluted shares outstanding of 42.4 million as compared to $0.34 for the third quarter of 2004 on weighted average diluted shares outstanding of 36.1 million. Excluding the effect of the unrealized loss on derivatives, our net income for the three months ended September 30, 2005 would have been $25.6 million or $0.60 per share. Net income for the nine months ended September 30, 2005 was $19.1 million, as compared to net income of $31.0 million for the nine months ended September 30, 2004. Net income per common share on weighted average diluted shares outstanding for the nine months ended September 30, 2005 was $0.47 as compared to $0.86 for the nine months ended September 30, 2004. Excluding the effect of the one time adjustments for Bois d’Arc’s conversion to a corporation and its initial public offering and the unrealized loss on derivatives, our net income for the nine months ended September 30, 2005 would have been $54.6 million or $1.35 per share. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or $0.35 per diluted share) relating to the early retirement of our 11¼% senior notes.

Critical Accounting Policies

The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

There have been no material changes to our accounting policies during the nine months ended September 30, 2005 except for the change to the equity method for our investment in Bois d’Arc and the adoption of a policy of accounting for sales of shares by subsidiaries.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2005, our net cash flow provided by operating activities totaled $155.3 million and we received net proceeds of $142.7 million from issuances of our common stock. We repaid principal on outstanding debt of $297.0 million and borrowed $176.0 million under our bank credit facility.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2005, we incurred capital expenditures of $329.2 million primarily for our acquisition, development and exploration activities and we made advances to Bois d’Arc of $6.4 million and were repaid $158.1 million by Bois d’Arc when it completed its initial public offering.

The following table summarizes our capital expenditure activity for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands)
Onshore:
Acquisitions	$201,731	$—
Leasehold costs	2,688	1,874
Development drilling	66,104	17,966
Exploratory drilling	15,189	8,129
Other development	10,686	6,505
	296,398	34,474
Offshore(1)	32,713	68,718
Other	118	371
	$329,229	$103,563

(1) Includes our 60% share of Bois d’Arc’s capital expenditures through May 10, 2005.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $127.4 million and $103.2 million on development and exploration activities in the nine months ended September 30, 2005 and 2004, respectively. We have budgeted approximately $25.0 million for development and exploration projects for the three months ended December 31, 2005. We expect to use internally generated cash flow to fund our development and exploration activity.

On May 12, 2005, we completed an acquisition of certain oil and gas properties and related assets in East Texas, Louisiana and Mississippi from EnSight Energy Partners, L.P., EnSight Laurel Production, LLC, Fairfield Midstream Services, LLC and EnSight Management, LLC (collectively “EnSight”) for $191.6 million in cash. On July 6, 2005 we acquired from certain parties working interests in certain of the properties acquired from EnSight for $10.9 million. We acquired interests in 14 producing wells (5.6 net) with estimated proved reserves of 3.8 Bcfe.

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

We have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million at September 30, 2005. We also have $175.0 million of 6?% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of September 30, 2005.

During the third quarter we entered into long-term drilling contracts for three drilling rigs for our East Texas/North Louisiana region drilling program. The contracts are for a term of 1.3 to 1.5 years and represent a commitment of $24.3 million.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $23.4 million.

Interest Rates

At September 30, 2005, we had total long-term debt of $282.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $107.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.

ITEM 4:	CONTROLS AND PROCEDURES

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 6:	EXHIBITS

a. Exhibits

Exhibit No	Description
15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date November 9, 2005	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date November 9, 2005	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

Exhibit 15.1

November 9, 2005

Comstock Resources, Inc.

5300 Town & Country Boulevard

Suite 500

Frisco, Texas 75034

Shareholders and Board of Directors

Comstock Resources, Inc.

We are aware of the incorporation by reference in the Registration Statement (Nos. 33-20981, 33-88962, 333-111237, 333-112100 and 333-128813) of Comstock Resources, Inc. of our report dated November 8, 2005 relating to the unaudited consolidated interim financial statements of Comstock Resources, Inc. that are included in its Form 10-Q for the quarter ended September 30, 2005.

/s/ Ernst & Young LLP

Dallas, Texas

Exhibit 31.1

Section 302 Certification

I, M. Jay Allison, certify that:

1.	I have reviewed this September 30, 2005 Form 10-Q of Comstock Resources, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005

/s/ M. JAY ALLISON
President and Chief Executive Officer

Exhibit 31.2

Section 302 Certification

I, Roland O. Burns, certify that:

1.	I have reviewed this September 30, 2005 Form 10-Q of Comstock Resources, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005

/s/ ROLAND O. BURNS
Sr. Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Comstock Resources, Inc. (the “Company”) on Form 10-Q for the three months ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, M. Jay Allison, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ M. JAY ALLISON
M. Jay Allison
Chief Executive Officer
November 9, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Comstock Resources, Inc. (the “Company”) on Form 10-Q for the three months ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Roland O. Burns, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ ROLAND O. BURNS
Roland O. Burns
Chief Financial Officer
November 9, 2005