Form 10-K
period 2005-12-31
COMSTOCK RESOURCES INC
filed 2006-03-16
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

(972) 668-8800
(Registrant’s telephone number and area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.50 Par Value Preferred Stock Purchase Rights (Title of class)	New York Stock Exchange New York Stock Exchange (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of March 15, 2006, there were 42,970,762 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders to be held
May 10, 2006 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2005

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified by their use of terms such as “expect,” “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe” and similar terms. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

•	amount and timing of future production of oil and natural gas;

•	the availability of exploration and development opportunities;

•	amount, nature and timing of capital expenditures;

•	the number of anticipated wells to be drilled after the date hereof;

•	our financial or operating results;

•	our cash flow and anticipated liquidity;

•	operating costs including lease operating expenses, administrative costs and other expenses;

•	finding and development costs;

•	our business strategy; and

•	other plans and objectives for future operations.

Any or all of our forward-looking statements in this report may turn out to be incorrect. They can be affected by a number of factors, including, among others:

•	the risks described in “Risk Factors” and elsewhere in this report;

•	the volatility of prices and supply of, and demand for, oil and natural gas;

•	the timing and success of our drilling activities;

•	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

•	our ability to successfully identify, execute or effectively integrate future acquisitions;

•	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

•	our ability to effectively market our oil and natural gas;

•	the availability of rigs, equipment, supplies and personnel;

•	our ability to discover or acquire additional reserves;

•	our ability to satisfy future capital requirements;

•	changes in regulatory requirements;

•	general economic and competitive conditions;

•	our ability to retain key members of our senior management and key employees; and

•	hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage that impact the supply of crude oil and natural gas.

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to “us,” “our,” “we” or “Comstock” mean the registrant, Comstock Resources, Inc. and where applicable, its consolidated subsidiaries.

“Bbl” means a barrel of U.S. 42 gallons of oil.

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

“Mcfe” means one thousand cubic feet of natural gas equivalent.

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

“PV 10 Value” means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. This amount is the same as the standardized measure of discounted future net cash flows related to proved oil and natural gas reserves except that it is determined without deducting future income taxes.

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

“Proved developed non-producing” means reserves (i) expected to be recovered from zones capable of producing but which are shut-in because no market outlet exists at the present time or whose date of connection to a pipeline is uncertain or (ii) currently behind the pipe in existing wells, which are considered proved by virtue of successful testing or production of offsetting wells.

“Proved developed producing” means reserves expected to be recovered from currently producing zones under continuation of present operating methods. This category may also include recently completed shut-in gas wells scheduled for connection to a pipeline in the near future.

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

Our oil and natural gas operations are concentrated in the East Texas/North Louisiana, Southeast Texas, South Texas and Mississippi regions. In addition, we have properties in other regions in Arkansas, Kansas, Kentucky, New Mexico and Oklahoma. We also own 48% of Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”), a publicly-held company which conducts exploration, development and production operations in state and federal waters of the Gulf of Mexico. Our onshore oil and natural gas properties are estimated to have proved reserves of 504.7 Bcfe with an estimated PV 10 Value of $1.6 billion as of December 31, 2005 and a standardized measure of discounted future net cash flows of $1.1 billion (see note 1 on page 13 for a discussion of our PV 10 Value and our standardized measure of discounted future net cash flows). Our proved oil and natural gas reserve base is 86% natural gas and 59% proved developed on a Bcfe basis as of December 31, 2005. The proved reserves attributable to our 48% ownership in Bois d’Arc Energy were 155.0 Bcfe with an estimated PV10 value of $0.9 billion as of December 31, 2005 and a standardized measure of discounted future net cash flows of $0.6 billion. Bois d’Arc Energy’s reserves are 64% natural gas and 83% proved developed on a Bcfe basis as of December 31, 2005.

Our proved reserves at December 31, 2005 and our 2005 average daily production are summarized below:

	Reserves at December 31, 2005				2005 Daily Production
				% of				% of
	Oil	Gas	Total	Total	Oil	Gas	Total	Total
	(MMBbls)	(Bcf)	(Bcf)		(MBbls/d)	(MMcf/d)	(MMcfe/d)

East Texas/North Louisiana	1,107	251,983	258,623	51.2%	0.3	38.7	40.3	44.4%
Southeast Texas	2,416	73,111	87,606	17.4%	0.4	17.5	20.2	22.2%
South Texas	863	44,204	49,381	9.8%	0.2	10.3	11.5	12.7%
Mississippi	7,428	849	45,420	9.0%	1.0	—	5.8	6.4%
Other Regions	229	62,269	63,646	12.6%	0.1	12.2	13.0	14.3%

Total	12,043	432,416	504,676	100.0%	2.0	78.7	90.8	100.0%

Share of Bois d’Arc Energy(1)	9,365	98,770	154,958		1.7	21.5	31.6

(1)	Represents our proportionate ownership of reserves and production of Bois d’Arc Energy.

Strengths

High Quality Properties.  Our onshore operations are focused in four primary operating areas, the East Texas/North Louisiana, Southeast Texas, South Texas and Mississippi regions, which account for approximately 51%, 17%, 10% and 9% of our proved reserves, respectively. We have favorable operating costs which results in us having high cash margins. Finally, our properties have an average reserve life of approximately 15.2 years and have extensive development and exploration potential.

Successful Exploration and Development Program.  In 2005, we spent $122.2 million on the exploration and development of our onshore oil and natural gas properties for development drilling, recompletions, workovers, abandonment and production facilities. Overall, we drilled 72 development wells, 48.4 net to us, with a 100% success rate. We also drilled three exploratory wells, 1.4 net to us. Only one of the three wells was successful.

Successful Acquisitions.  We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 888.5 Bcfe of proved oil and natural gas reserves from 33 acquisitions at an average cost of $0.98 per Mcfe. In 2005 we acquired 121.5 Bcfe of proved oil and natural gas reserves for $201.8 million. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Efficient Operator.  We operate 76% of our proved onshore oil and natural gas reserve base as of December 31, 2005 and Bois d’Arc Energy operates 98% of its proved oil and natural gas reserve base as of December 31, 2005. This allows us to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Acquire High Quality Properties at Attractive Costs.  We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 888.5 Bcfe of proved oil and natural gas reserves from 33 acquisitions at a total cost of $867.6 million, or $0.98 per Mcfe. The acquisitions were acquired at an average of 61% of their PV 10 Value in the year the acquisitions were completed. In 2005 we acquired 121.5 Bcfe of proved oil and natural gas reserves for $201.8 million or $1.66 per Mcfe. The PV 10 Value of the acquired reserves in 2005 was $355.3 million. We apply strict economic and reserve risk criteria in evaluating acquisitions. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2005, we spent approximately $87.3 million to drill 72 onshore development wells, 48.4 net to us, all of which were successful. In addition, we spent approximately $17.7 million for leasehold costs and for recompletion and workover activities. Our business plan in 2006 will focus on developing our East Texas/North Louisiana and Mississippi properties. We have budgeted $179.0 million for development drilling and for recompletion and workover activities in 2006 in all of our regions.

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. Most of our exploration efforts are conducted through Bois d’Arc Energy, Inc. In addition to Bois d’Arc Energy’s exploration program we have budgeted $21.0 million for exploration in 2006 primarily in our South Texas region.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $200.0 million on our onshore development and exploration projects in 2006. We intend to primarily use operating cash flow to fund our development and exploration expenditures in 2006. We may also make additional property acquisitions in 2006 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest fields as of December 31, 2005:

	Net Oil	Net Gas	MMcfe	%	PV 10 Value(1)%
	(MBbls)	(MMcf)

East Texas/North Louisiana
Beckville	110	75,585	76,247	15.1%	$254,593	16.1%
Gilmer	170	35,130	36,147	7.2%	103,110	6.5%
Blocker	104	35,241	35,865	7.1%	96,174	6.1%
Cadeville	81	15,368	15,854	3.1%	57,089	3.6%
Darco	52	14,321	14,630	2.9%	35,561	2.2%
Logansport	39	14,060	14,292	2.8%	65,358	4.1%
Douglass	5	10,468	10,497	2.1%	15,795	1.0%
Waskom	180	7,729	8,806	1.7%	24,206	1.5%
Drew	81	7,327	7,812	1.5%	23,141	1.5%
Longwood	92	5,078	5,627	1.1%	21,413	1.4%
Lisbon	51	4,666	4,971	1.0%	18,776	1.2%
Other	142	27,010	27,875	5.5%	89,515	5.6%

	1,107	251,983	258,623	51.2%	804,731	50.8%

Southeast Texas
Double A Wells	2,182	64,577	77,670	15.4%	270,120	17.0%
Sugar Creek	82	7,748	8,241	1.6%	21,307	1.3%
Other	152	786	1,695	0.3%	8,752	0.6%

	2,416	73,111	87,606	17.4%	300,179	18.9%

South Texas
J.C. Martin	—	15,319	15,319	3.0%	47,850	3.0%
Markham	156	11,639	12,573	2.5%	54,877	3.5%
Lopeno	34	4,634	4,835	1.0%	13,360	0.8%
Other	673	12,612	16,654	3.3%	61,745	3.9%

	863	44,204	49,381	9.8%	177,832	11.2%

Mississippi
Laurel	7,290	—	43,740	8.7%	124,237	7.8%
Other	138	849	1,680	0.3%	5,782	0.4%

	7,428	849	45,420	9.0%	130,019	8.2%

Mid-Continent
Southwest Morse	—	7,533	7,533	1.5%	20,669	1.3%
Other	62	19,840	20,209	4.0%	60,754	3.8%

	62	27,373	27,742	5.5%	81,423	5.1%

Other Areas
New Albany Shale Gas	—	16,752	16,752	3.3%	51,182	3.2%
San Juan	29	14,507	14,683	2.9%	24,776	1.6%
Other	138	3,637	4,469	0.9%	14,909	1.0%

	167	34,896	35,904	7.1%	90,867	5.8%

Total	12,043	432,416	504,676	100.0%	$1,585,051	100.0%

Share of Bois d’Arc Energy(2)	9,365	98,770	154,958		$924,492

(1)	The PV10 Value excludes future income taxes related to the future net cash flows. The standardized measure of future net cash flows at December 31, 2005 was $1.1 billion.
(2)	We own a 48% interest in Bois d’Arc Energy through our ownership of its common stock. Following Bois d’Arc Energy’s initial public offering in May 2005, we account for our ownership interest in Bois d’Arc Energy under the equity method.

East Texas/North Louisiana

Approximately 51% or 258.6 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 670 producing wells, 324.8 net to us, in 31 field areas. We operate 334 of these wells. The largest of our fields in this region are the Beckville, Gilmer, Blocker, Cadeville, Darco, Logansport, Douglass, Waskom, Drew, Longwood and Lisbon fields. Production from this region averaged 38.7 MMcf of natural gas per day and 266 barrels of oil per day during 2005. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 12,000 feet. In 2005, we spent $71.5 million drilling 52 wells, 40.2 net to us, and $8.6 million on workovers and recompletions in this region. We have budgeted approximately $134.0 million in 2006 for development activities in this region.

Beckville

Our properties in the Beckville field, located in Panola and Rusk Counties, Texas, have proved reserves of 76.2 Bcfe which represents approximately 15% of our total reserves. We operate 107 wells in this field and own interests in six additional wells for a total of 113 wells, 84.6 net to us. During December 2005, production attributable to our interest from this field averaged 20.2 MMcf of natural gas per day and 11 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Gilmer

We own interests in 73 natural gas wells, 27.7 net to us, in the Gilmer field in Upshur County in East Texas. These wells produce primarily from the Cotton Valley Lime formation at a depth of approximately 11,500 to 12,000 feet. Proved reserves attributable to our interests in the Gilmer field are 36.1 Bcfe which represents 7% of our total reserve base. During December 2005, production attributable to our interest from this field averaged 6.1 MMcf of natural gas per day and 75 barrels of oil per day.

Blocker

Our proved reserves of 35.9 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 7% of our total reserves. We own interests in 41 wells, 39.8 net to us, and operate 40 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 8.8 MMcf of natural gas and 85 barrels of oil. Most of this production is from the Cotton Valley formation between 8,500 and 10,100 feet.

Cadeville

Our proved reserves of 15.9 Bcfe in the Cadeville field located in Ouachita Parrish, Louisiana represent approximately 3% of our total reserves. We own interests in 5 wells, 2.0 net to us, and operate 2 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.2 MMcf of natural gas. This production is primarily from the Cotton Valley formation between 9,800 and 10,700 feet. We have six proved undeveloped locations in this field.

Darco

Darco Field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 14.6 Bcfe in the Darco Field represent approximately 3% of our total reserves. We own interests in 4 wells, 3.0 net to us, and operate all of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.7 MMcf of natural gas and 7 barrels of oil.

Logansport

The Logansport field produces from multiple sands in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. Our proved reserves of 14.3 Bcfe in the Logansport field represent approximately 3% of our total reserves. We own interests in 88 wells, 42.2 net to us, and operate 46 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 2.4 MMcf of natural gas and 7 barrels of oil.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 10.5 Bcfe in the Douglass field represent approximately 2% of our total reserves. We own interests in 15 wells, 8.5 net to us, and operate 9 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 1.0 MMcf of natural gas.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 2% (8.8 Bcfe) of our proved reserves as of December 31, 2005. We own interests in 54 wells in this field, 27.7 net to us, and operate 29 wells in this field. During December 2005, net daily production attributable to our interest averaged 0.9 MMcf of natural gas and 28 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Drew

Our proved reserves of 7.8 Bcfe in the South Drew field located in Ouachita Parrish, Louisiana represent approximately 2% of our total reserves. Production from this field is from the Cotton Valley formation between 9,000 and 9,600 feet. We own interests in 6 wells, 4.4 net to us, and operate 5 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.8 MMcf of natural gas and 12 barrels of oil.

Longwood

The Longwood field, located in Harrison County, Texas primarily produces from stacked sandstone reservoirs of the Travis Peak and Cotton Valley formations at depths ranging from 6,000 to 10,000 feet. We own interests in 26 wells in this field, 20.8 net to us, and operate 22 wells in this field. Our proved reserves of 5.6 Bcfe in the Longwood field represent approximately 1% of our total reserves. During December 2005, net daily production attributable to our interest from this field averaged 0.9 MMcf of natural gas and 22 barrels of oil.

Lisbon

Our proved reserves of 5.0 Bcfe in the Lisbon field, located in Claiborne Parrish, Louisiana, represent approximately 1% of our total reserves. Production from this field is from the Cotton Valley formation between 8,500 and 9,400 feet. We own interests in 11 wells, 6.3 net to us, and operate 9 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.2 MMcf of natural gas and 2 barrels of oil.

Southeast Texas

Approximately 17.4% or 87.6 Bcfe of our proved reserves are located in Southeast Texas, where we own interests in 87 producing wells, 49.7 net to us, and operate 63 of these wells. Net daily production rates from the area averaged 17.5 MMcf of natural gas and 449 barrels of oil during 2005. We spent $16.0 million in the Southeast Texas region in 2005, primarily for the “Big Sandy” exploration well which was unsuccessful. In 2006, we plan to spend $2.9 million for development activity in this region. Substantially all of the reserves in this region are in the Double A Wells field area in Polk County, Texas and the Sugar Creek field in Tyler County, Texas.

Double A Wells

The Double A Wells field is our largest field area with total estimated proved reserves of 77.7 Bcfe, which is 15% of our total reserves. We own interests in and operate 61 producing wells, 30.9 net to us, in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 15.0 MMcf of natural gas and 369 barrels of oil during December 2005. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet.

Sugar Creek

Our proved reserves of 8.2 Bcfe in the Sugar Creek field located in Tyler County, Texas represent approximately 2% of our total reserves. We own interests in 4 wells, 2.6 net to us, and operate 2 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.5 MMcf of natural gas and 8 barrels of oil. Production is from the Woodbine formation between 11,000 to 11,200 feet.

South Texas

Approximately 10%, or 49.4 Bcfe, of our proved reserves are located in South Texas, where we own interests in 291 producing wells, 70.2 net to us. We own interests in ten fields in the region, the largest of which are the J.C. Martin, North Markham, and Lopeno fields. Net daily production rates from the area averaged 10.3 MMcf of natural gas and 205 barrels of oil during 2005. We spent $12.4 million in this region in 2005 to drill 10 wells, 3.5 net to us, and for other development activity. In 2006, we plan to spend approximately $28.0 million primarily for development and exploration activity in this region.

J.C. Martin

Our largest field in South Texas is the J.C. Martin field which is located in the structurally complex and highly prolific Wilcox Lobo trend in Zapata County, Texas on the Mexico border. We own interests in 90 wells in this field, 14.4 net to us, with proved reserves of 15.3 Bcfe or 3% of our total reserves. During December 2005, net daily production attributable to our interest from this field averaged 3.9 MMcf of natural gas. This field produces primarily from Eocene Wilcox Lobo sands at depths ranging from 7,000 to 9,000 feet. The Lobo section is characterized by geopressured, multiple pay sands occurring in a highly faulted area.

North Markham

The North Markham/North Bay City field is located in Matagorda County, Texas. We own interests in and operate 22 producing wells, 22.0 net to us, in the Ohio-Sun Unit. The field’s estimated proved reserves of 12.6 Bcfe represent 3% of our total reserves. The field’s active wells produce from more than twenty reservoirs of Oligocene Frio age at depths ranging from 6,500 to 9,000 feet. During December 2005, net daily production attributable to our interests from this field average 85 barrels of oil and 0.5 MMcf of gas per day.

Lopeno

Our proved reserves of 4.8 Bcfe in the Lopeno field represent approximately 1% of our total reserves. We own interests in 26 wells, 5.2 net to us, and operate 3 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 0.5 MMcf of natural gas and 3 barrels of oil.

Mississippi

Our operations in the Mississippi region are mainly located within the Laurel field, located in Jones County, Mississippi near a structurally complex salt dome. We own interests in and operate 45 producing, wells, 42.3 net to us, in the Laurel field. This field’s estimated proved reserves of 43.7 Bcfe represent 9% of our total reserves. The field produces from more than 42 horizons that range in depth from 6,600 feet in the Stanley Sand to 13,100 feet in the Middle Hosston formation. Recovery of high viscosity crude oil from this field is being enhanced through waterflood operations. During December 2005, net daily production attributable to our interests in this field averaged 1,385 barrels of oil per day. In 2006, we plan to drill and complete 16 wells, 12.0 net to us, and spend approximately $30.0 million for development and exploration activity in this region.

Other Regions

Southwest Morse

Located in Hutchinson County, Texas, the Southwest Morse field is situated on the edge of the greater Hugoton Field producing complex. Production is from the structurally trapped, underpressured Brown Dolomite formation. The Brown Dolomite reservoir is typically encountered at depths of 2,900 to 3,400 feet. Our proved reserves of 7.5 Bcfe in the Southwest Morse field represent approximately 2% of our total reserves. We own interests in 38 wells, 37.1 net to us, and operate 37 of these wells. During December 2005, net daily production attributable to our interest from this field averaged 1.3 MMcf of natural gas.

New Albany Shale Gas

The New Albany Shale Gas field is located in north-central Kentucky immediately north of the regionally extensive Rough Creek Fault Zone. Gas is produced from fractured Devonian New Albany Shale. The New Albany is generally about 100 feet in thickness and is found at approximately 850 feet from the surface. Our proved reserves of 16.8 Bcfe in this field represent approximately 3% of our total reserves. We own interests in and operate 95 wells, 85.5 net to us. During December 2005, net daily production attributable to our interest from this field averaged 0.9 MMcf of natural gas.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. Historically, production has been from multiple sands of the Cretaceous Dakota formation and the prolific Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams generally encountered at 2,500 to 3,000 feet. Recent advances in drilling and stimulation procedures have resulted in additional tight gas zones in the intervening Mesaverde and Mancos Shale being targeted. Our proved reserves of 14.7 Bcfe in the San Juan field represent approximately 3% of our total reserves. We own interests in 87 wells, 12.8 net to us. During December 2005, net daily production attributable to our interest from this field averaged 1.2 MMcf of natural gas and 5 barrels of oil.

Gulf of Mexico and Bois d’Arc Energy

Prior to July 2004, substantially all of our exploration activities in the Gulf of Mexico were conducted under a joint exploration venture with Bois d’Arc Offshore, Ltd. and its principals, which we collectively refer to as “Bois d’Arc.” Under the exploration venture, Bois d’Arc was responsible for generating exploration prospects in the Gulf of Mexico. From 1997 when the exploration venture was commenced until July 16, 2004 when it was terminated, we participated in drilling approximately 40 exploratory wells to test prospects generated under the exploration venture. Of these exploratory wells drilled, 34 or 85% were successful discoveries. In July 2004, we together with Bois d’Arc and certain participants in their exploration activities, which are collectively referred to as the “Bois d’Arc Participants,” formed Bois d’Arc Energy, LLC to replace the joint exploration venture. We and each of the Bois d’Arc Participants contributed to Bois d’Arc Energy substantially all of our respective Gulf of Mexico related assets and assigned our related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. We contributed interests in our offshore oil and natural gas properties and assigned $83.2 million of related debt in exchange for an approximately 60% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that our debt exceeded our proportional share of the liabilities assigned. We were also reimbursed $12.7 million for advances made under the joint exploration venture for undrilled prospects.

We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of the Bois d’Arc Energy financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy converted into a corporation and completed its initial public offering in May 2005. Subsequent to the conversion of Bois d’Arc Energy into a corporation and the public offering, we own 48% of Bois d’Arc Energy and we changed our accounting method for our investment in Bois d’Arc Energy to the equity method. Accordingly, effective May 10, 2005 our consolidated financial results no longer include our proportionate interest in the Bois d’Arc Energy operating results.

Bois d’Arc Energy owns interests in 46 gross (27.8 net) oil wells and 65 gross (46.8 net) gas wells in the Gulf of Mexico. Bois d’Arc Energy operates 91 of these 111 wells. Thirty-four of these wells were shut-in on December 31, 2005 waiting on third party pipelines to return to service. Bois d’Arc Energy also owns 203,301 (143,519 net) developed acres and 148,438 undeveloped acres in which it owns a 100% interest. Forty-nine percent of the acreage is held by production and 83% of the undeveloped acreage expires between 2008 and 2010.

Major Property Acquisitions

As a result of our acquisitions, we have added 888.5 Bcfe of proved oil and natural gas reserves since 1991 including 121.5 Bcfe we acquired in 2005.

Our largest acquisitions are the following:

Ensight Acquisition.  In May 2005, we completed the acquisition of certain oil and natural gas properties and related assets from Ensight Energy Partners, L.P., Laurel Production, LLC, Fairfield Midstream Services, LLC and Ensight Energy Management, LLC (collectively, “Ensight”) for $190.9 million. We also purchased additional interests in those properties from other owners for $10.9 million in July 2005. The properties acquired had estimated proved reserves of approximately 121.5 billion cubic feet of natural gas equivalent and included 312 active wells, of which 119 are operated by us. Major fields acquired in the acquisition include the Cadeville, Darco, Douglass, Drew and Laurel fields. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under our bank credit facility.

Ovation Energy Acquisition.  In October 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 41.0 billion cubic feet of gas equivalent and include 165 active wells, of which 69 are operated by us. Major fields acquired in the acquisition include Southwest Morse and San Juan fields. The acquisition was funded by borrowings under our bank credit facility.

DevX Energy Acquisition.  In December 2001, we completed the acquisition of DevX Energy, Inc. (“DevX”) by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. Major fields acquired in the acquisition include the Gilmer field in East Texas, the J.C. Martin and Lopeno fields in South Texas and the New Albany Shale Gas field in Kentucky. DevX’s properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.

Bois d’Arc Acquisition.  In December 1997, we acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d’Arc Resources and certain of its affiliates and working interest partners. We acquired interests in 43 wells, 29.6 net to us, and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Block 21, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The net proved reserves acquired in this acquisition were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas.

Black Stone Acquisition.  In May 1996, we acquired 100% of the capital stock of Black Stone Oil Company and interests in producing and undeveloped oil and gas properties located in Southeast Texas for $100.4 million. We acquired interests in 19 wells, 7.7 net to us, that were located in the Double A Wells field in Polk County, Texas and we became the operator of most of the wells in the field. The net proved reserves acquired in this acquisition were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV10 Value as of December 31, 2005:

	Oil	Gas	Total	PV10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	6,018	211,601	247,707	$809,855
Non-producing	1,211	43,526	50,797	131,069
Proved Undeveloped	4,814	177,289	206,172	644,127

Total Proved	12,043	432,416	504,676	1,585,051

Discounted Future Income Taxes				(471,255)

Standardized Measure of Discounted Future Net Cash Flows(1)				$1,113,796

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The following table sets forth our 48% ownership interest in of Bois d’Arc Energy’s estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2005:

	Oil	Gas	Total	PV10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	2,114	20,767	33,453	$209,742
Non-producing	5,230	63,547	94,926	567,451
Proved Undeveloped	2,021	14,456	26,579	147,299

Total Proved	9,365	98,770	154,958	924,492

Discounted Future Income Taxes				(309,570)

Standardized Measure of Discounted Future Net Cash Flows(1)				$614,922

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

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

The PV 10 Value and standardized measure of discounted future net cash flows was determined based on the market prices for oil and natural gas on December 31, 2005. The market price for our oil production on December 31, 2005, after basis adjustments, was $49.17 per barrel as compared to $42.17 per barrel on December 31, 2004. The market price received for our natural gas production on December 31, 2005, after basis adjustments, was $8.27 per Mcf as compared to $5.86 per Mcf on December 31, 2004.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2003, 2004 or 2005 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2005, we drilled development and exploratory wells as set forth in the table below.

	Year Ended December 31,
	2003		2004		2005
	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Oil	—	—	1	0.6	2	1.9
Gas	31	19.2	44	20.0	70	46.5
Dry	4	2.8	1	0.3	—	—

	35	22.0	46	20.9	72	48.4

Exploratory Wells:
Oil	1	.3	4	1.9	—	—
Gas	13	5.0	9	3.6	1	.2
Dry	4	2.1	11	4.5	2	1.2

	18	7.4	24	10.0	3	1.4

Total Wells	53	29.4	70	30.9	75	49.8

The wells drilled in 2005 exclude the 22 wells drilled by Bois d’Arc Energy. In 2005 Bois d’Arc Energy drilled the following wells:

		Comstock’s
	Gross	Net Share

Development Wells:
Oil	3	1.4
Gas	6	2.5
Dry	2	1.0

	11	4.9

Exploratory Wells:
Oil	2	.7
Gas	8	3.1
Dry	1	.3

	11	4.1

Total Wells	22	9.0

In 2006 to the date of this report, we have drilled 23 development wells, 14.3 net to us. Twenty-two of the wells were successful and one (1.0 net to us) was a dry hole. As of the date of this report, we have seven development wells, 2.9 net to us, that are in the process of drilling.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2005:

	Oil		Gas
	Gross	Net	Gross	Net

Arkansas	—	—	13	6.9
Kansas	—	—	12	4.5
Kentucky	—	—	95	85.5
Louisiana	7	2.5	229	96.1
Mississippi	54	44.0	2	1.1
New Mexico	1	0.2	88	12.8
Oklahoma	3	0.5	135	19.4
Texas	66	40.9	817	348.5
Wyoming	—	—	32	2.4

Total Wells	131	88.1	1,423	577.2

Share of Bois d’Arc Energy(1)	34	8.7	33	10.7

(1)	We own a 48% interest in Bois d’Arc Energy. At December 31, 2005, Bois d’Arc Energy had eight oil wells and 26 gas wells shut-in awaiting repairs to pipelines in the Gulf of Mexico and four oil wells and six gas wells shut-in awaiting new production facilities.

We operate 628 of the 1,554 producing wells presented in the above table. Bois d’Arc Energy operates 47 of its producing wells.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2005. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	10,316	8,883	3,320	3,320
Louisiana	100,031	63,799	10,132	4,442
Mississippi	4,273	1,747	529	305
New Mexico	8,400	1,260	144,079	63,394
Oklahoma	38,080	5,707	—	—
Texas	249,253	152,054	38,947	15,706
Wyoming	13,440	927	—	—

Total	431,473	239,125	197,007	87,167

Share of Bois d’Arc Energy(1)	203,301	68,817	148,438	71,176

(1)	We own a 48% interest in Bois d’Arc Energy.

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is primarily sold under short-term contracts and priced on first of the month index prices or on daily spot market prices. Approximately 76% of our 2005 natural gas sales were priced utilizing index prices and approximately 24% were priced utilizing daily spot prices. Two subsidiaries of Shell Oil Company accounted for approximately 15% of our total 2005 sales. Sales to BP Energy Company comprised approximately 12% of our total 2005 sales. The loss of any of the foregoing customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

Bois d’Arc Energy’s oil production is sold at prices tied to the spot oil markets. Bois d’Arc Energy’s natural gas production is sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. Approximately 43% of Bois d’Arc Energy’s 2005 natural gas sales were priced utilizing index prices and 57% were priced utilizing daily spot prices. Shell Trading (US) Company was Bois d’Arc Energy’s most significant oil purchaser in 2005, accounting for approximately 33% of its total 2005 oil and gas sales. BP Energy Company was Bois d’Arc Energy’s most significant natural gas purchaser in 2005, accounting for approximately 49% of Bois d’Arc Energy’s total 2005 oil and gas sales. The loss of any of the foregoing customers would not have a material adverse effect on Bois d’Arc Energy as there is an available market for its crude oil and natural gas production from other purchasers.

Competition

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties.

Regulation

General.  Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission, or “FERC,” regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or “NGA,” and the Natural Gas Policy Act of 1978, or “NGPA.” In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting wellhead sales of natural gas, effective January 1, 1993. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business.

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

The Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or “RCRA,” regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste.” Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from RCRA’s definition of “hazardous wastes,” thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating cost, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

Our operations are also subject to the Clean Air Act, or “CAA,” and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

The Federal Water Pollution Control Act of 1972, as amended, or the “Clean Water Act,” imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas, or “MPAs,” in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future exploration and development projects and/or causing us to incur increased operating expenses.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 32,896 square feet at a monthly rate of $61,680. The lease expires on July 31, 2014. We also own production offices and pipe yard facilities near Marshall and Livingston, Texas, Logansport, Louisiana, Guston, Kentucky and Laurel, Mississippi.

Employees

As of December 31, 2005, we had 89 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Position with Company

M. Jay Allison	50	President, Chief Executive Officer and Chairman of the Board of Directors
Roland O. Burns	46	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director
Mack D. Good	55	Chief Operating Officer
Stephen E. Neukom	56	Vice President of Marketing
Richard G. Powers	51	Vice President of Land
Daniel K. Presley	45	Vice President of Accounting and Controller
Richard D. Singer	51	Vice President of Financial Reporting
Michael W. Taylor	52	Vice President of Corporate Development
David K. Lockett	51	Director
Cecil E. Martin, Jr.	64	Director
David W. Sledge	49	Director
Nancy E. Underwood	54	Director

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since June 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also serves as Chairman of the board of directors of Bois d’Arc Energy, Inc. and currently serves on the Board of Regents for Baylor University and on the Advisory Board of the Salvation Army in Dallas, Texas.

Roland O. Burns has been our Senior Vice President since 1994, Chief Financial Officer and Treasurer since 1990, our Secretary since 1991 and a director since 1999. Mr. Burns also serves as Senior Vice President, Chief Financial Officer, Secretary and a director of Bois d’Arc Energy, Inc. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen LLP. During his tenure with Arthur Andersen LLP, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

Mack D. Good was appointed our Chief Operating Officer in 2004. From 1999 to 2004, he served as Vice President of Operations. From August 1997 until February 1999, Mr. Good served as our district engineer for the East Texas/North Louisiana region. From 1983 until July 1997, Mr. Good was with Enserch Exploration, Inc. serving in various operations management and engineering positions. Mr. Good received a B.S. of Biology/Chemistry from Oklahoma State University in 1975 and a B.S. of Petroleum Engineering from the University of Tulsa in 1983. He is a Registered Professional Engineer in the State of Texas.

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

Richard G. Powers joined us as Land Manager in October 1994 and has been our Vice President of Land since December 1997. Mr. Powers has over 20 years of experience as a petroleum landman. Prior to joining us, Mr. Powers was employed for 10 years as land manager for Bridge Oil (U.S.A.), Inc. and its predecessor Pinoak Petroleum, Inc. Mr. Powers received a B.B.A. degree from Texas Christian University in 1976.

Daniel K. Presley has been our Vice President of Accounting since December 1997 and has been with us since December 1989, serving as controller since 1991. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. from Texas A & M University in 1983.

Richard D. Singer joined us in June 2005 as Vice President of Financial Reporting. Mr. Singer has over 25 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from March 2004 to May 2005 and as assistant controller for Santa Fe International Corporation from July 1988 to December 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Michael W. Taylor has been our Vice President of Corporate Development since December 1997 and has served us in various capacities since September 1994. Mr. Taylor has 32 years of experience in the oil and gas business. For 15 years prior to joining us, he had been an independent oil and gas producer and petroleum consultant. Before that time, he worked in various engineering and executive capacities for a major oil company, a small independent producer and an international oil and gas consulting company. Mr. Taylor is a Registered Professional Engineer in the State of Texas and he received a B.S. degree in Petroleum Engineering from Texas A & M University in 1974.

Outside Directors

David K. Lockett has served as a director since July 2001. Mr. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 13 years and has spent the past 25 years in the technology industry. Mr. Lockett also serves as a director of Bois d’Arc Energy, Inc. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin, Jr. has served as a director since October 1989. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director of Bois d’Arc Energy, Inc. and was recently appointed to the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since May 1996. Mr. Sledge is presently managing personal oil and gas investments. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. Mr. Sledge also serves as a director of Bois d’Arc Energy, Inc. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1981. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining Underwood Development Corporation in 1981. Ms. Underwood is involved civically in the Dallas community and currently serves on the boards of the Presbyterian Hospital of Dallas Foundation, the Dallas Historical Society and the Dallas County Advisory Board of the Salvation Army.

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

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information that is electronically filed with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on our website (www.comstockresources.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy.

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future. The prices we receive for our oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil and natural gas;

•	weather conditions;

•	the price and quantity of imports of crude oil and natural gas;

•	political conditions and events in other oil-producing and natural gas-producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	domestic government regulation, legislation and policies;

•	the level of global oil and natural gas inventories;

•	technological advances affecting energy consumption;

•	the price and availability of alternative fuels; and

•	overall economic conditions.

Any continued and extended decline in the price of crude oil or natural gas will adversely affect:

•	our revenues, profitability and cash flow from operations;

•	the value of our proved oil and natural gas reserves;

•	the economic viability of certain of our drilling prospects;

•	our borrowing capacity; and

•	our ability to obtain additional capital.

We have entered into certain natural gas price hedging arrangements on certain of our anticipated sales. In the future we may enter into additional hedging arrangements in order to reduce our exposure to price risks. Such arrangements would limit our ability to benefit from increases in oil and natural gas prices.

The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

With the increasing oil and natural gas prices, our industry is beginning to experience a shortage of drilling rigs, equipment, supplies and qualified personnel. Costs and delivery times of rigs, equipment and supplies are substantially greater than they were several years ago. In addition, demand for, and wage rates of, qualified drilling rig crews rise with increases in the number of active rigs in service. Shortages of drilling rigs, equipment or supplies or qualified personnel in the areas in which we operate could delay or restrict our exploration and development operations, which in turn could adversely affect our financial condition and results of operations because of our concentration in those areas.

We plan to pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

Our growth has been attributable in part to acquisitions of producing properties and companies. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms we consider favorable. However, we cannot assure you that suitable acquisition candidates will be identified in the future, or that we will be able to finance such acquisitions on favorable terms. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will successfully acquire any material property interests. Further, we cannot assure you that future acquisitions by us will be integrated successfully into our operations or will increase our profits.

The successful acquisition of producing properties requires an assessment of numerous factors beyond our control, including, without limitation:

•	recoverable reserves;

•	exploration potential;

•	future oil and natural gas prices;

•	operating costs; and

•	potential environmental and other liabilities.

In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices. The resulting assessments are inexact and their accuracy uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is made.

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the East Texas/North Louisiana, Southeast Texas, South Texas, Mississippi, the Mid-Continent and other regions, as well as the Gulf of Mexico through our 48% ownership interest in Bois d’Arc Energy we may pursue acquisitions or properties located in other geographic areas.

Our future production and revenues depend on our ability to replace our reserves.

Our future production and revenues depend upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we must continue our acquisition and drilling activities. We cannot assure you, however, that our acquisition and drilling activities will result in significant additional reserves or that we will have continuing success drilling productive wells at low finding and development costs. Furthermore, while our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return.

A prospect is a property in which we own an interest or have operating rights and has what our geoscientists believe, based on available seismic and geological information, to be an indication of potential oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. If we drill additional unsuccessful wells, our drilling success rate may decline and we may not achieve our targeted rate of return.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $243.0 million in debt as of December 31, 2005, and our ratio of total debt to total capitalization was approximately 29%.

Our outstanding debt will have important consequences, including, without limitation:

•	a portion of our cash flow from operations will be required to make debt service payments;

•	our ability to borrow additional amounts for working capital, capital expenditures (including acquisitions) or other purposes will be limited; and

•	our debt could limit our ability to capitalize on significant business opportunities, our flexibility in planning for or reacting to changes in market conditions and our ability to withstand competitive pressures and economic downturns.

In addition, future acquisition or development activities may require us to alter our capitalization significantly. These changes in capitalization may significantly increase our debt. Moreover, our ability to meet our debt service obligations and to reduce our total debt will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements.

Our bank credit facility contains a number of significant covenants. These covenants will limit our ability to, among other things:

•	borrow additional money;

•	merge, consolidate or dispose of assets;

•	make certain types of investments;

•	enter into transactions with our affiliates; and

•	pay dividends.

Our failure to comply with any of these covenants would cause a default under our bank credit facility and the indenture governing our 6 7/8% senior notes due 2012. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Our business involves many uncertainties and operating risks that can prevent us from realizing profits and can cause substantial losses.

Our future success will depend on the success of our exploration and development activities. Exploration activities involve numerous risks, including the risk that no commercially productive natural gas or oil reserves will be discovered. In addition, these activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas or oil well does not ensure we will realize a profit on our investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their costs, unsuccessful wells can hurt our efforts to replace production and reserves.

Our business involves a variety of operating risks, including:

•	unusual or unexpected geological formations;

•	fires;

•	explosions;

•	blow-outs and surface cratering;

•	uncontrollable flows of natural gas, oil and formation water;

•	natural disasters, such as hurricanes, tropical storms and other adverse weather conditions;

•	pipe, cement or pipeline failures;

•	casing collapses;

•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;

•	abnormally pressured formations; and

•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If we experience any of these problems, well bores, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations.

We could also incur substantial losses as a result of:

•	injury or loss of life;

•	severe damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	clean-up responsibilities;

•	regulatory investigation and penalties;

•	suspension of our operations; and

•	repairs to resume operations.

We operate in a highly competitive industry, and our failure to remain competitive with our competitors, many of which have greater resources than we do, could adversely affect our results of operations.

The oil and natural gas industry is highly competitive in the search for and development and acquisition of reserves. Our competitors for the acquisition, development and exploration of oil and natural gas properties and capital to finance such activities, include companies that have greater financial and personnel resources than we do.

These resources could allow those competitors to price their products and services more aggressively than we can, which could hurt our profitability. Moreover, our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to close transactions in a highly competitive environment.

Our competitors may use superior technology that we may be unable to afford or which would require costly investment by us in order to compete.

If our competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, our competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advances and may in the future allow them to implement new technologies before we can. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. All of these factors may inhibit our ability to acquire additional prospects and compete successfully in the future.

Substantial exploration and development activities could require significant outside capital, which could dilute the value of our common shares and restrict our activities. Also, we may not be able to obtain needed capital or financing on satisfactory terms, which could lead to a limitation of our future business opportunities and a decline in our oil and natural gas reserves.

We expect to expend substantial capital in the acquisition of, exploration for and development of oil and natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares. The issuance of additional debt would require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Additionally, if our revenues decrease as a result of lower oil or natural gas prices, operating difficulties or declines in reserves, our ability to obtain the capital necessary to undertake or complete future exploration and development programs and to pursue other opportunities may be limited, which could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could result in a decline in our oil and natural gas reserves.

If oil and natural gas prices decrease, we may be required to write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

Accounting rules applicable to us require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We may incur non-cash charges in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves. Such a reduction in carrying value could impact our borrowing ability and may result in accelerating the repayment date of any outstanding debt.

Our reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in our reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas prices may all differ materially from those assumed in these estimates. The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves is only estimated and should not be construed as the current market value of the oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

As of December 31, 2005, 41% of our total proved reserves are undeveloped and 10% are developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

If we are unsuccessful at marketing our oil and gas at commercially acceptable prices, our profitability will decline.

Our ability to market oil and gas at commercially acceptable prices depends on, among other factors, the following:

•	the availability and capacity of gathering systems and pipelines;

•	federal and state regulation of production and transportation;

•	changes in supply and demand; and

•	general economic conditions.

Our inability to respond appropriately to changes in these factors could negatively effect our profitability.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in a substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in some cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of the inadequacy or unavailability of pipelines or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.

We depend on our key personnel and the loss of any of these individuals could have a material adverse effect on our operations.

We believe that the success of our business strategy and our ability to operate profitably depend on the continued employment of M. Jay Allison, our President and Chief Executive Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Allison or any of those other individuals could have a material adverse effect on our operations.

Our insurance coverage may not be sufficient or may not be available to cover some liabilities or losses that we may incur.

If we suffer a significant accident or other loss, our insurance coverage will be net of our deductibles and may not be sufficient to pay the full current market value or current replacement value of our lost investment, which could result in a material adverse impact on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill our wells, we may not realize the full benefit of workers’ compensation laws in dealing with their employees. In addition, some risks, including pollution and environmental risks, generally are not fully insurable.

We are subject to extensive governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with governmental laws and regulations, such as:

•	lease permit restrictions;

•	drilling bonds and other financial responsibility requirements, such as plug and abandonment bonds;

•	spacing of wells;

•	unitization and pooling of properties;

•	safety precautions;

•	regulatory requirements; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property and natural resource damages;

•	well reclamation costs; and

•	governmental sanctions, such as fines and penalties.

Our operations could be significantly delayed or curtailed and our cost of operations could significantly increase as a result of regulatory requirements or restrictions. We are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment and otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;

•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;

•	the incurrence of investigatory or remedial obligations; and

•	the imposition of injunctive relief.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed.

Provisions of our articles of incorporation, bylaws and Nevada law will make it more difficult to effect a change in control of us, which could adversely affect the price of our common stock.

Nevada corporate law and our articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us. These provisions include:

•	allowing for authorized but unissued shares of common and preferred stock;

•	a classified board of directors;

•	requiring special stockholder meetings to be called only by our chairman of the board, our chief executive officer, a majority of the board or the holders of at least 10% of our outstanding stock entitled to vote at a special meeting;

•	requiring removal of directors by a supermajority stockholder vote;

•	prohibiting cumulative voting in the election of directors; and

•	Nevada control share laws that may limit voting rights in shares representing a controlling interest in us.

We have in place a stockholders’ rights plan. The provisions of the stockholders’ rights plan and the above provisions could make an acquisition of us by means of a tender offer or proxy contest or removal of our incumbent directors more difficult. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any legal proceedings which management believes will have a material adverse effect on our consolidated results of operations or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

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

		High	Low

2004 —	First Quarter	$20.88	$16.60
	Second Quarter	24.45	17.84
	Third Quarter	21.34	16.61
	Fourth Quarter	23.34	19.63

2005 —	First Quarter	$30.23	$19.90
	Second Quarter	29.64	20.33
	Third Quarter	33.60	25.23
	Fourth Quarter	33.98	27.10

As of March 15, 2006, we had 42,970,762 shares of common stock outstanding, which were held by 353 holders of record and approximately 18,000 beneficial owners who maintain their shares in “street name” accounts.

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

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2005:

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	authorized for future
	exercise of	outstanding	issuance under equity
	outstanding options	options	compensation plans

Equity compensation plans approved by stockholders	1,733,970	$9.83	302,158	(1)

(1)	Plus 1% of the outstanding shares of common stock each year beginning on each subsequent January 1.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2005 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)

Oil and gas sales	$166,118	$142,085	$235,102	$261,647	$303,336
Operating expenses:
Oil and gas operating(1)	31,855	33,499	45,746	52,068	50,966
Exploration	6,611	5,479	4,410	15,610	19,725
Depreciation, depletion and amortization	47,429	53,155	61,169	63,879	63,338
Impairment	1,400	—	4,255	1,648	3,400
General and administrative, net	4,351	5,113	7,006	14,569	16,533

Total operating expenses	91,646	97,246	122,586	147,774	153,962

Income from operations	74,472	44,839	112,516	113,873	149,374
Other income (expenses):
Interest income	196	62	73	1,207	1,603
Other income	272	8,027	223	166	209
Interest expense	(22,098)	(31,252)	(29,860)	(21,182)	(20,272)
Formation costs of Bois d’Arc Energy	—	—	—	(1,101)	—
Equity in loss of Bois d’Arc Energy	—	—	—	—	(49,862)
Gain on sale of stock by Bois d’Arc Energy	—	—	—	—	28,797
Gain (loss) from derivatives	243	(2,326)	(3)	(155)	(13,556)
Loss on early extinguishment of debt	—	—	—	(19,599)	—

	(21,387)	(25,489)	(29,567)	(40,664)	(53,081)

Income from continuing operations before income taxes expense	53,085	19,350	82,949	73,209	96,294
Income tax expense	(18,579)	(6,773)	(29,682)	(26,342)	(35,815)

Net income from continuing operations	34,506	12,577	53,267	46,867	60,479
Discontinued operations including gain (loss) on disposal, net of income taxes	396	(1,072)	—	—	—
Cumulative effect of change in accounting principle	—	—	675	—	—

Net income	34,902	11,505	53,942	46,867	60,479
Preferred stock dividends	(1,604)	(1,604)	(573)	—	—

Net income attributable to common stock	$33,298	$9,901	$53,369	$46,867	$60,479

Basic net income per share:
From continuing operations	$1.13	$0.38	$1.65	$1.37	$1.54
Discontinued operations	0.02	(0.04)	—	—	—
Cumulative effect of change in accounting principle	—	—	0.02	—	—

	$1.15	0.34	$1.67	$1.37	$1.54

Diluted net income per share:
From continuing operations	$1.00	$0.37	$1.51	$1.29	$1.47
Discontinued operations	0.01	(0.03)	—	—	—
Cumulative effect of change in accounting principle	—	—	0.02	—	—

	$1.01	$0.34	$1.53	$1.29	$1.47

Weighted average shares outstanding:
Basic	29,030	28,764	31,964	34,187	39,216

Diluted	34,552	33,901	35,275	36,252	41,154

(1)	Includes lease operating costs and production and ad valorem taxes.

Balance Sheet Data:

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)

Cash and cash equivalents	$6,122	$1,682	$5,343	$2,703	$89
Property and equipment, net	636,274	664,208	698,686	827,761	706,928
Investment in Bois d’Arc Energy	—	—	—	—	252,134
Total assets	680,769	711,053	746,356	941,476	1,016,663
Total debt	372,464	366,272	306,623	403,150	243,000
Redeemable convertible preferred stock	17,573	17,573	—	—	—
Stockholders’ equity	195,668	208,427	289,656	355,853	582,859

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our selected historical consolidated financial data and our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are an independent energy company engaged in the acquisition, discovery and production of oil and natural gas in the United States. We own interests in 1,554 (665.3 net to us) producing onshore oil and natural gas wells and we operate 628 of these wells. We also own 48% of the common stock of Bois d’Arc Energy, Inc., an independent exploration company which owns interests in offshore producing oil and natural gas wells in the Gulf of Mexico. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our future growth will be driven primarily by acquisition, development and exploration activities. Under our current drilling budget, we plan to spend approximately $200.0 million in 2006 for development and exploration activities. We plan to drill approximately 137 development wells, 98.2 net to us and 12 exploratory wells, 4.3 net to us. However, the number of wells that we drill in 2006 will be subject to the availability of drilling rigs that we can hire. In addition, we could reduce the wells that we drill if oil and natural gas prices were to decline significantly. We do not budget for acquisitions as the timing and size of acquisitions are not predictable. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future. Our revenues for 2005 benefited from a general increase in oil and natural gas prices. We have entered into certain derivative instruments on approximately 15% of our anticipated natural gas sales in 2006 to reduce an exposure to natural gas price risk. We may in the future enter into additional arrangements in order to reduce our exposure to price risks. Such arrangements may also limit our ability to benefit from increases in oil and natural gas prices.

Our operating costs are generally comprised of several components, including costs of field personnel, repair and maintenance costs, production supplies, fuel used in operations, transportation costs, workover expenses and state production and ad valorem taxes.

Like all oil and natural gas exploration and production companies, we face the challenge of replacing our reserves. Although in the past we have offset the effect of declining production rates from existing properties through successful acquisition and drilling efforts, there can be no assurance that we will be able to offset production declines or maintain production at rates through future acquisitions or drilling activity. Our future growth will depend on our ability to continue to add new reserves in excess of production.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $3.2 million as of December 31, 2005.

Investment in Bois d’Arc Energy

Bois d’Arc Energy was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of Bois d’Arc Energy’s financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy was converted into a corporation and completed its initial public offering in May 2005. Subsequent to the conversion into a corporation and as a result of the public offering, we now own 48% of the outstanding shares of Bois d’Arc Energy. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc Energy to the equity method concurrent with Bois d’Arc Energy’s conversion to a corporation. The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore results for 2005 include our proportionate interest in the operations of Bois d’Arc Energy based upon our ownership interest throughout the periods presented. The equity method adjustments reflect the reductions to our share of Bois d’Arc Energy’s operating results that are necessary to apply the equity method of accounting for all periods subsequent to the conversion of Bois d’Arc Energy to corporation. The results for offshore operations in 2003 and 2004 represent our direct ownership interests in offshore properties that were ultimately contributed to Bois d’Arc Energy upon its formation and our proportionate consolidation of the results of Bois d’Arc Energy from its inception through December 31, 2004.

Results of Operations

Our operating data for the last three years is summarized below:

			Adjustments
			To Equity
	Onshore	Offshore	Method(1)	Total

Year ended December 31, 2005
Net Production Data:
Oil (MBbls)	735	615	(313)	1,037
Natural gas (MMcf)	28,742	7,849	(4,342)	32,249
Natural gas equivalent (MMcfe)	33,151	11,537	(6,219)	38,469
Average Sales Price:
Oil ($/Bbl)	$49.34	$52.42		$49.01
Natural gas ($/Mcf)	$7.95	$8.15		$7.83
Average equivalent price ($/Mcfe)	$7.99	$8.34		$7.89
Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.34	$1.66		$1.32
Depreciation, depletion and amortization(3)	$1.60	$1.95		$1.64
Year ended December 31, 2004
Net Production Data:
Oil (MBbls)	430	1,104	—	1,534
Natural gas (MMcf)	26,388	7,131	—	33,519
Natural gas equivalent (MMcfe)	28,967	13,755	—	42,722
Average Sales Price:
Oil ($/Bbl)	$39.96	$39.81		$39.86
Natural gas ($/Mcf)	$5.88	$6.36		$5.98
Average equivalent price ($/Mcfe)	$5.95	$6.49		$6.12
Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.09	$1.48		$1.22
Depreciation, depletion and amortization(3)	$1.25	$1.94		$1.46
Year ended December 31, 2003
Net Production Data:
Oil (MBbls)	480	1,135	—	1,615
Natural gas (MMcf)	26,659	7,661	—	34,320
Natural gas equivalent (MMcfe)	29,541	14,468	—	44,009
Average Sales Price:
Oil ($/Bbl)	$30.12	$30.94		$30.70
Natural gas ($/Mcf)	$5.28	$5.83		$5.41
Average equivalent price ($/Mcfe)	$5.26	$5.51		$5.34
Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.01	$1.11		$1.04
Depreciation, depletion and amortization(3)	$1.10	$1.92		$1.37

(1)	Adjustments to eliminate our proportionate share of Bois d’Arc Energy’s operations subsequent to adoption of the equity method of accounting.
(2)	Includes lease operating costs and production and ad valorem taxes.
(3)	Represents depreciation, depletion and amortization of oil and gas properties only.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Oil and gas sales.  Our oil and gas sales increased $41.7 million (16%) in 2005 to $303.3 million from $261.6 million in 2004. Oil and gas sales from our onshore operations increased to $264.8 million, an increase of $92.4 million or 54%, from $172.4 million in 2004. This increase is attributable to the higher oil and gas prices we realized and increased production from our onshore properties. Our average onshore natural gas price increased by 35% and our average onshore crude oil price increased by 23% in 2005 as compared to prices in 2004. Our onshore production increased by 14% in 2005 over 2004 primarily due to new production from our successful drilling activity and the additional production attributable to the properties we acquired from EnSight in May 2005. Sales from our offshore operations of $96.2 million in 2005 were 8% higher than offshore revenues in 2004 of $89.3 million as higher oil and gas prices realized were offset by lower production. Our average offshore natural gas price increased by 28% and our average crude oil price increased by 32% in 2005 as compared to prices in 2004. Offshore production in 2005 decreased by 16% from production in 2004. The lower offshore production was primarily attributable to the hurricane activity in the Gulf of Mexico that occurred during the third and fourth quarters of 2005 and partially to our lower ownership interest in Bois d’Arc Energy subsequent to the completion of its initial public offering on May 11, 2005.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, decreased $1.1 million (2%) to $51.0 million in 2005 from $52.1 million in 2004. Oil and gas operating expenses per equivalent Mcf produced increased $0.10 to $1.32 in 2005 as compared with $1.22 in 2004. Onshore operating expenses for 2005 of $44.3 million increased by $12.6 million compared to 2004 due to the acquisition of the EnSight properties, the start up of new wells and higher production taxes due to increased oil and gas prices. Offshore oil and gas operating costs for 2005 of $19.1 million decreased $1.2 million (6%) due to our lower ownership interest in certain high lifting cost fields that were contributed to Bois d’Arc Energy.

Exploration expense.  In 2005, we incurred $19.7 million in exploration expense as compared to $15.6 million in 2004. Exploration expense in 2005 primarily relates to the exploratory dry hole drilled to test the “Big Sandy” prospect and the acquisition of 3-D seismic data.

DD&A.  Depreciation, depletion and amortization (“DD&A”) decreased $0.6 million (1%) to $63.3 million in 2005 from $63.9 million in 2004. DD&A associated with our onshore properties increased by $16.7 million to $52.9 million primarily due to our increased production and an increase in our amortization rate. Our DD&A rate per Mcfe produced for our onshore properties averaged $1.60 in 2005 as compared to $1.25 for 2004. The increase relates to higher costs of properties acquired in late 2004 and in 2005 together with an increase in capitalized costs on our existing properties. DD&A attributable to our offshore properties for 2005 declined primarily due to lower produced volumes. Our DD&A rate per Mcfe produced for offshore properties was essentially unchanged in 2005 from 2004.

Impairment.  We recorded impairments to our oil and gas properties of $3.4 million in 2005 and $1.6 million in 2004. These impairments relate to minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, of $16.5 million for 2005 were 14% higher than general and administrative expenses of $14.6 million for 2004. The increase primarily reflects higher personnel costs in 2005 and additional staffing that was necessitated by the EnSight acquisition.

Interest income.  Interest income in 2005 was $1.6 million as compared to $1.2 million in 2004. Included in interest income was $1.2 million in 2005 and $1.1 million in 2004 related to interest received from the other owners of Bois d’Arc Energy.

Interest expense.  Interest expense decreased $0.9 million (4%) to $20.3 million in 2005 from $21.2 million in 2004. The decrease was primarily the result of lower borrowings in 2005. Average borrowings under our bank credit facility decreased to $151.9 million in 2005 as compared to $176.7 million for 2004. The average interest rate on the outstanding borrowings under our credit facility increased to 4.6% in 2005 as compared to 3.2% in 2004.

Equity in earnings.  Commencing May 10, 2005 we began accounting for our share of the earnings from Bois d’Arc Energy under the equity method on an after-tax basis. Accordingly, our results for 2005 include a loss of $49.9 million with respect to our ownership interest in Bois d’Arc Energy. This loss includes a one time provision of $64.6 million associated with recognizing, under the equity method of accounting, our proportionate share of the cumulative deferred tax liabilities recorded by Bois d’Arc Energy when it converted from a limited liability company to a corporation. We also recognized a gain of $28.8 million on our investment in Bois d’Arc Energy based on our share of the amount that Bois d’Arc Energy’s equity increased as a result of the sale of shares in Bois d’Arc Energy’s initial public offering.

Derivative losses.  The fair value of the liability for the derivatives we utilize as part of our natural gas price risk management program increased substantially during 2005 due to the increase in natural gas prices that occurred in the last four months of 2005. Since we did not designate these derivative positions as hedges, an unrealized loss of $11.1 million associated with the increase in fair value of these derivative positions was recorded as an expense during 2005. We realized losses of $2.5 million in 2005 to settle derivative positions.

Net income.  We reported net income of $60.5 million in 2005, as compared to net income of $46.9 million in 2004. Net income per share for 2005 was $1.47 on 41.2 million weighted average diluted shares outstanding as compared to $1.29 for 2004 on 36.3 million weighted average diluted shares outstanding. Excluding the effect of the one time adjustments for Bois d’Arc Energy’s conversion to a corporation and its initial public offering and the unrealized loss on derivatives, our net income for 2005 would have been $91.0 million or $2.21 per share. The 2004 results include a charge of $19.6 million ($12.5 million after income taxes or $0.35 per diluted share) relating to the early retirement of our 11 1/4% senior notes.

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

DD&A.  DD&A increased $2.7 million (4%) to $63.9 million in 2004 from $61.2 million in 2003. DD&A per equivalent Mcf produced for 2004 was $1.46, as compared to $1.37 for 2003. The higher DD&A rates are attributable to increased capitalized costs of our properties.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2005, our net cash flow provided by operating activities totaled $218.0 million. Our other primary sources of funds in 2005 were the proceeds from a public offering of our common stock of $121.2 million and borrowings of $179.0 million under our bank credit facility. In 2004, our net cash flow provided by operating activities totaled $171.4 million and we received proceeds of $175.0 million from a sale of new eight-year 6 7/8% senior notes. In 2004 we also increased the debt outstanding under our bank credit facility by $142.0 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In 2005, we incurred capital expenditures of $356.3 million for our acquisition, development and exploration activities. We also repaid $339.2 million of our debt, made advances to Bois d’Arc Energy in the aggregate amount of $6.4 million and received repayment of $158.1 million for outstanding indebtedness owed to us by Bois d’Arc Energy. In 2004, we incurred capital expenditures of $209.8 million primarily for our development and exploration activities. In 2004 we also retired our 11 1/4% senior notes and we loaned Bois d’Arc Energy $48.3 million.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Onshore:
Acquisitions of proved oil and gas properties	$192	$61,996	$201,788
Acquisitions of unproved oil and gas properties	3,129	2,726	1,967
Developmental leasehold costs	463	879	3,102
Workovers and recompletions	4,529	9,114	14,586
Development drilling	14,103	30,819	87,300
Exploratory drilling	9,073	11,442	15,210

	31,489	116,976	323,953
Offshore(1)	59,390	92,755	31,881
Other	2,051	59	428

Total	$92,930	$209,790	$356,262

(1)	Includes all capital expenditures for offshore operations, including our proportionate share of Bois d’Arc Energy’s capital expenditures from July 16, 2004 through December 31, 2004 and from January 1, 2005 through May 9, 2005.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $86.1 million, $146.7 million and $154.0 million on development and exploration activities in 2003, 2004 and 2005, respectively. We have budgeted approximately $200.0 million for development and exploration projects in 2006. We expect to use internally generated cash flow to fund development and exploration activity. Our operating cash flow is highly dependent on oil and natural gas prices, and in particular natural gas prices.

In 2005 we acquired producing oil and gas properties in Texas, Louisiana and Mississippi in two acquisitions for an aggregate amount of $201.8 million. We spent $4.8 million and $62.7 million on acquisition activities in 2003 and 2004, respectively. We do not have a specific acquisition budget for 2006 since the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flows. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have $175.0 million of senior notes outstanding. The senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on each March 1 and September 1. The senior notes are unsecured obligations and are guaranteed by all of our subsidiaries.

We also have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2005 the borrowing base was $350.0 million. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused portion of the borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2005.

In connection with the formation of Bois d’Arc Energy, we made available to Bois d’Arc Energy a revolving line of credit in a maximum outstanding amount of $200.0 million. This line of credit was paid off in full and terminated in connection with Bois d’Arc Energy’s initial public offering.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Bank credit facility	$—	$—	$68,000	$—	$—	$—	$68,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000
Interest on debt	15,867	15,867	12,671	12,031	12,031	14,035	82,502
Operating leases	740	740	740	740	740	2,653	6,353
Contracted drilling services	44,169	35,710	6,256	—	—	—	86,135

	$60,776	$52,317	$87,667	$12,771	$12,771	$191,688	$417,990

Federal Taxation

At December 31, 2005, we had federal income tax net operating loss carryforwards of approximately $43.5 million. We have established a $23.0 million valuation allowance against part of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2021. The value of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

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

Impairment of oil and gas properties.  The determination of impairment of our oil and gas reserves is based on the oil and gas reserve estimates using projected future oil and natural gas prices that we have determined to be reasonable. The projected prices that we employ represent our long-term oil and natural gas price forecast and may be higher or lower than the December 31, 2005 market prices for crude oil and natural gas. For the impairment review of our oil and gas properties that we conducted as of December 31, 2005, we used oil and natural gas prices that were based on the current futures market. We used oil prices of $63.10, $64.01 and $62.80 per barrel for 2006, 2007 and 2008, respectively, and escalated prices by 3% each year thereafter to a maximum price of $66.60 per barrel. For natural gas we used prices of $10.58, $10.04 and $9.11 per Mcf for 2006, 2007 and 2008, respectively, and escalated prices by 3% each year thereafter to a maximum price of $11.50 per Mcf. To the extent we had used lower prices in our impairment review, an impairment could have been indicated on certain of our oil and gas properties.

Accounting for asset retirement obligations.  We adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” on January 1, 2003. This statement requires us to record a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of our oil and gas properties, (ii) a $3.3 million decrease in accumulated depreciation, depletion and amortization, (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a loss of $675,000 which was reflected as the cumulative effect of a change in accounting principle. The determination of our asset retirement obligations is based on our estimate of the future cost to plug and abandon our oil and gas wells and to dismantle and dispose of our offshore production facilities. The actual costs could be higher or lower than our current estimates.

Stock-based compensation.  Prior to January 1, 2004, we accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, we changed our method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. We determine the fair value of each stock option at the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by us as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. Accordingly, our general and administrative expenses included $6.2 million and $5.4 million in stock-based compensation in 2004 and 2005, respectively. In accordance with the modified prospective transition method, results for years prior to 2004 were not restated. For years prior to 2004, no compensation cost was recognized for our employee stock options. If compensation costs had been determined in accordance with SFAS 123, we would have recorded an additional compensation expense of $3.0 million in 2003.

Included in our 2004 and 2005 stock-based compensation expense was $1.5 million and $1.2 million, respectively, attributable to our ownership in Bois d’Arc Energy. In connection with its formation, Bois d’Arc Energy established a long-term incentive plan to provide for equity-based compensation for its executive officers, employees and consultants. The awards made under this plan were comprised of either options to purchase class B LLC units or restricted class C LLC units, representing solely a profits interest. All of the awards made under the Bois d’Arc Energy incentive plan vest over a five year period. At the time of its formation, Bois d’Arc Energy granted options to purchase a total of 2,800,000 class B units at an exercise price of $6.00 per unit and 4,290,000 restricted class C units. In determining the fair value of the class B units and class C units underlying the equity awards granted, Bois d’Arc Energy used a valuation methodology that it believes is consistent with the practices recommended by the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). Bois d’Arc Energy reviewed the guidance set forth in the Practice Aid and performed a retrospective valuation on a “top down” basis, using an enterprise valuation model. Bois d’Arc Energy determined the fair value of the entity and then allocated the enterprise value to the various classes of member units. Bois d’Arc Energy also consulted with an independent valuation specialist regarding the methods and procedures used to determine, on a retrospective basis, the fair value of the class B units and the class C units at the time of issuance. The valuation conducted determined that the fair value of a class B unit at the date of the issuance was $8.42 per unit. The fair value of a class C unit was determined to be $3.40 per unit. The fair value of each option awarded under the incentive plan was estimated using the Black-Scholes option-pricing model and determined to be $4.55 per option.

New accounting standards.  On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS 123 R”) that requires compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123 R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB 25. SFAS 123 R is effective for the first reporting period after June 15, 2005. Entities that use the fair value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123 R using a modified version of prospective application whereby the entity is required to record compensation expense for all awards it grants after the date of adoption and the unvested portion of previously granted awards that remain outstanding at the date of adoption. Effective January 1, 2004, we adopted the fair value-based measure as proscribed in SFAS 123 using the modified prospective application. Therefore, SFAS 123 R will not have a significant impact on us.

Related Party Transactions

In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.0 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $31.0 million.

We periodically use derivative transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. We realized $2.5 million in losses in 2005 related to our derivatives held for natural gas price risk management. While the use of these derivative arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counterparty based on the difference. We generally receive a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counterparty when the settlement price is below the floor and pay a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and the cap.

The following table sets forth the derivative financial instruments which relate to our 2006 natural gas production:

		Volume		Type of	Floor	Ceiling
Period Beginning	Period Ending	MMBtu	Delivery Location	Instrument	Price	Price

January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

The fair market value of these derivative financial instruments at December 31, 2005 was a liability of $11.2 million. We did not designate these instruments as cash flow hedges and, accordingly, recognized unrealized losses on derivatives of $11.1 million in 2005 to reflect the change in these liabilities.

Interest Rates

At December 31, 2005, we had long-term debt of $243.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. The fair market value of the fixed rate debt as of December 31, 2005 was $171.3 million based on the market price of 98% of the face amount. At December 31, 2005, we had $68.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2005, a 100 basis point change in interest rates would change our interest expense on our variable rate debt by approximately $0.7 million. We had no interest rate derivatives outstanding during 2005 or at December 31, 2005.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 is included below.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years in the period ended December 31, 2005 of Comstock Resources, Inc. and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
March 13, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

Code of Ethics.  We have a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We also have a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2006 annual meeting, which will be filed with the SEC within 120 days of December 31, 2005, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes are included on Pages F-2 to F-51 of this report.

BOIS d’ARC ENERGY, INC. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-30
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-31
Combined Statements of Operations for the Year Ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Operations for the period from Inception (July 16, 2004) to December 31, 2004 and the Year Ended December 31, 2005	F-32
Combined Statement of Changes in Equity for the Year Ended December 31, 2003, Consolidated Statement of Changes in Members’ Equity for the Year Ended December 31, 2004 and Consolidated Statement of Changes in Members’ and Stockholders’ Equity for the Year Ended December 31, 2005	F-33
Combined Statements of Cash Flows for the Year Ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Cash Flows for the period from Inception (July 16, 2004) to December 31, 2004 and the Year Ended December 31, 2005	F-34
Notes to Combined and Consolidated Financial Statements	F-35

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).

Exhibit No.	Description

4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1	Amended and Restated Credit Agreement, dated February 25, 2004, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.2	Amendment No. 1 dated March 31, 2004 to the Amended and Restated Credit Agreement, among Comstock, the lenders named therein, Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q the quarter ended June 30, 2004).
10.3	Amendment No. 2 dated July 16, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, and the Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q the quarter ended March 31, 2004).
10.4*	Amendment No. 3 dated December 30, 2005 to the Amended and Restated Credit Agreement among Comstock, the lenders names therein, and the Bank of Montreal, as administrative agent and issuing bank.
10.5#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.6#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.7#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.10#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit No.	Description

10.11#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10.12#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.13	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.15	Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16	Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 33-119511)).
10.17	Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.18	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.19*	First Amendment to the Lease Agreement dated August 25, 2005 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2006

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 15, 2006

/s/ DAVID K. LOCKETT David K. Lockett	Director	March 15, 2006

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	March 15, 2006

/s/ DAVID W. SLEDGE David W. Sledge	Director	March 15, 2006

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	March 15, 2006

INDEX

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2004 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

BOIS d’ARC ENERGY, INC. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-30
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-31
Combined Statements of Operations for the Year Ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Operations for the period from Inception (July 16, 2004) to December 31, 2004 and the Year Ended December 31, 2005
F-32
Combined Statement of Changes in Equity for the Year Ended December 31, 2003, Consolidated Statement of Changes in Members’ Equity for the Year Ended December 31, 2004 and Consolidated Statement of Changes in Members’ and Stockholders’ Equity for the Year Ended December 31, 2005
F-33
Combined Statements of Cash Flows for the Year Ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Cash Flows for the period from Inception (July 16, 2004) to December 31, 2004 and the Year Ended December 31, 2005
F-34
Notes to Combined and Consolidated Financial Statements	F-35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and on January 1, 2004 the Company changed its method of accounting for employee stock based compensation to the fair value based method.

/s/  ERNST & YOUNG LLP

Dallas, Texas
March 13, 2006

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2005

	December 31,
	2004	2005
	(In thousands)

ASSETS
Cash and Cash Equivalents	$2,703	$89
Accounts Receivable:
Oil and gas sales	29,822	37,646
Joint interest operations	9,146	5,553
Other Current Assets	6,544	9,482

Total current assets	48,215	52,770
Property and Equipment:
Unevaluated oil and gas properties	14,811	10,723
Oil and gas properties, successful efforts method	1,249,023	1,018,341
Other	4,273	3,342
Accumulated depreciation, depletion and amortization	(440,346)	(325,478)

Net property and equipment	827,761	706,928
Investment in Bois d’Arc Energy	—	252,134
Receivable from Bois d’Arc Energy	59,417	—
Other Assets	6,083	4,831

	$941,476	$1,016,663

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Portion of Long-Term Debt	$150	$—
Accounts Payable	44,512	44,216
Accrued Expenses	19,107	12,659
Unrealized Loss on Derivatives	155	11,242

Total current liabilities	63,924	68,117
Long-Term Debt, less current portion	403,000	243,000
Deferred Income Taxes Payable	99,451	119,481
Reserve for Future Abandonment Costs	19,248	3,206
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 35,648,742 and 42,969,262 shares issued and outstanding at December 31, 2004 and 2005, respectively	17,824	21,485
Additional paid-in capital	176,130	338,996
Retained earnings	161,899	222,378

Total stockholders’ equity	355,853	582,859

	$941,476	$1,016,663

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005
	(In thousands, except per
	share amounts)

Oil and gas sales	$235,102	$261,647	$303,336
Operating expenses:
Oil and gas operating	45,746	52,068	50,966
Exploration	4,410	15,610	19,725
Depreciation, depletion and amortization	61,169	63,879	63,338
Impairment	4,255	1,648	3,400
General and administrative, net	7,006	14,569	16,533

Total operating expenses	122,586	147,774	153,962

Income from operations	112,516	113,873	149,374
Other income (expenses):
Interest income	73	1,207	1,604
Other income	223	166	209
Interest expense	(29,860)	(21,182)	(20,272)
Formation costs of Bois d’Arc Energy	—	(1,101)	—
Equity in loss of Bois d’Arc Energy	—	—	(49,862)
Gain on sale of shares by Bois d’Arc Energy	—	—	28,797
Loss on derivatives	(3)	(155)	(13,556)
Loss on early extinguishment of debt	—	(19,599)	—

	(29,567)	(40,664)	(53,080)

Income before income taxes	82,949	73,209	96,294
Provision for income taxes	(29,682)	(26,342)	(35,815)

Net income before cumulative effect of change in accounting principle	53,267	46,867	60,479
Cumulative effect of change in accounting principle, net of income taxes	675	—	—

Net income	53,942	46,867	60,479
Preferred stock dividends	(573)	—	—

Net income attributable to common stock	$53,369	$46,867	$60,479

Basic net income per share:
Net income before cumulative effect of change in accounting principle	$1.65	$1.37	$1.54
Cumulative effect of change in accounting principle	0.02	—	—

Net income	$1.67	$1.37	$1.54

Diluted net income per share:
Net income before cumulative effect of change in accounting principle	$1.51	$1.29	$1.47
Cumulative effect of change in accounting principle	0.02	—	—

Net income	$1.53	$1.29	$1.47

Weighted average shares outstanding:
Basic	31,964	34,187	39,216

Diluted	35,275	36,252	41,154

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2003, 2004 and 2005

				Deferred	Accumulated
		Additional		Compensation	Other
	Common	Paid-In	Retained	Restricted	Comprehensive
	Stock	Capital	Earnings	Stock Grants	Income	Total
	(In thousands)

Balance at December 31, 2002	$14,460	$133,828	$61,663	$(1,487)	$(37)	$208,427
Conversion of preferred stock	2,197	15,376	—	—	—	17,573
Value of stock options issued for exploration prospects, net of deferred income taxes	—	4,907	—	—	—	4,907
Exercise of stock options	287	2,741	—	—	—	3,028
Tax benefit of stock option exercises	—	1,956	—	—	—	1,956
Stock-based compensation	210	7,434	—	(7,285)	—	359
Preferred stock dividends	—	—	(573)	—	—	(573)
Net income	—	—	53,942	—	—	53,942
Unrealized hedge gains, net of income taxes	—	—	—	—	37	37

Balance at December 31, 2003	17,154	166,242	115,032	(8,772)	—	289,656

Adoption of SFAS 123	—	(8,772)	—	8,772	—	—
Value of stock options issued for exploration prospects, net of deferred income taxes	—	1,512	—	—	—	1,512
Exercise of stock options	532	8,847	—	—	—	9,379
Tax benefit of stock option exercises	—	3,732	—	—	—	3,732
Stock-based compensation	138	4,569	—	—	—	4,707
Net income	—	—	46,867	—	—	46,867

Balance at December 31, 2004	17,824	176,130	161,899	—	—	355,853

Public offering of common stock	2,273	118,977	—	—	—	121,250
Stock issuance costs	—	(175)	—	—	—	(175)
Exercise of stock options	1,217	24,376	—	—	—	25,593
Tax benefit of stock option exercises	—	15,609	—	—	—	15,609
Stock-based compensation	171	4,079	—	—	—	4,250
Net income	—	—	60,479	—	—	60,479

Balance at December 31, 2005	$21,485	$338,996	$222,378	$—	$—	$582,859

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2004 and 2005

	2003	2004	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,942	$46,867	$60,479
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition effects:
Cumulative effect of change in accounting principle, net of income taxes	(675)	—	—
Stock-based compensation	359	6,208	5,419
Depreciation, depletion and amortization	61,169	63,879	63,338
Debt issuance costs amortization	1,200	970	942
Impairment of oil and gas properties	4,255	1,648	3,400
Deferred income taxes	27,982	20,739	31,201
Equity in loss of Bois d’Arc Energy	—	—	49,862
Gain on sale of shares by Bois d’Arc Energy	—	—	(28,797)
Dry hole costs and leasehold impairments	3,723	16,151	16,889
Loss on derivatives	—	155	13,556
Loss on early extinguishment of debt	—	19,599	—
Decrease (increase) in accounts receivable	(10,450)	5,584	(13,030)
Decrease (increase) in other current assets	(2,124)	(1,735)	616
Increase (decrease) in accounts payable and accrued expenses	14,404	(8,714)	14,079

Net cash provided by operating activities	153,785	171,351	217,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(92,930)	(209,790)	(356,262)
Formation of Bois d’Arc Energy, net of cash acquired	—	(48,271)	—
Advances to Bois d’Arc Energy	—	—	(6,421)
Repayments from Bois d’Arc Energy	—	—	158,066
Payments to settle derivatives	—	—	(2,469)

Net cash used for investing activities	(92,930)	(258,061)	(207,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	23,402	272,673	179,000
Proceeds from senior notes offering	—	175,000	—
Debt issuance costs	—	(5,963)	—
Principal payments on debt	(83,051)	(367,019)	(339,150)
Proceeds from common stock issuances	3,028	9,379	146,843
Stock issuance costs	—	—	(175)
Dividends paid on preferred stock	(573)	—	—

Net cash provided by (used for) financing activities	(57,194)	84,070	(13,482)

Net increase (decrease) in cash and cash equivalents	3,661	(2,640)	(2,614)
Cash and cash equivalents, beginning of year	1,682	5,343	2,703

Cash and cash equivalents, end of year	$5,343	$2,703	$89

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

Basis of Presentation and Principles of Consolidation

Comstock is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The consolidated financial statements include the accounts of Comstock and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We account for our undivided interest in properties using the proportionate consolidation method, whereby our share of assets, liabilities, revenues and expenses are included in our financial statements.

Formation of and Investment in Bois d’Arc Energy

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

In July 2004, each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 60% ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants contributed their offshore oil and natural gas properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned to Bois d’Arc Energy $28.2 million of related liabilities in exchange for an approximately 40% aggregate ownership interest in Bois d’Arc Energy. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the exploration joint venture for undrilled prospects.

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

Under the terms of Bois d’Arc Energy’s operating agreement, management of Bois d’Arc Energy was shared jointly by Comstock and the principals of Bois d’Arc Resources. Management and operating decisions were made based on unanimous agreement between the parties. Because the Company had the ability to exercise significant influence over Bois d’Arc Energy, but not control it, the Company accounted for its interest in Bois d’Arc Energy’s assets, liabilities and operations under the proportionate consolidation method in accordance with Emerging Issues Task Force (“EITF”) 00-1, “Investor Balance Sheet and Income Statement Display Under the Equity Method for Investments in Partnerships and Certain other Ventures” and EITF 03-16 “Accounting for Investments in Limited Liability Companies,” and because Bois d’Arc Energy was similar to a partnership in that it maintained a specific ownership percentage for each member.

On May 10, 2005 Bois d’Arc Energy, LLC was converted to a corporation and changed its name to Bois d’Arc Energy, Inc. On May 11, 2005 Bois d’Arc Energy completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. Bois d’Arc Energy sold 12.0 million shares of common stock and received net proceeds of $145.1 million and a selling stockholder sold 1.5 million shares. Bois d’Arc Energy used the proceeds from its initial public offering together with borrowings under a new bank credit facility to repay $158.1 million in outstanding advances from Comstock. As a result of Bois d’Arc Energy’s conversion to a corporation and the offering, Comstock’s ownership in Bois d’Arc Energy decreased to 48% and Comstock discontinued accounting for its interest in Bois d’Arc Energy using the proportionate consolidation method and began using the equity method to account for its investment in Bois d’Arc Energy.

At the time that Bois d’Arc Energy converted to a corporation, it recorded a one-time tax provision of $108.2 million to record a deferred tax liability. Comstock recognized its proportionate share of this one time provision for taxes of $64.6 million in its equity in loss of Bois d’Arc Energy in the consolidated statement of operations. In connection with the initial public offering completed by Bois d’Arc Energy, Comstock recognized a gain of $28.8 million on its investment in Bois d’Arc Energy based on Comstock’s share of the amount that Bois d’Arc Energy’s equity was increased as a result of the sale of shares in the offering.

Comstock has not previously owned interests in a subsidiary which has sold shares. The Company has no present plans for any future sale of Bois d’Arc Energy common stock and has elected to adopt a policy of recognizing its proportional share of the gain when Bois d’Arc Energy sells shares to third parties as permitted under Securities and Exchange Commission Staff Accounting Bulletin No. 51.

Comstock’s investment in Bois d’Arc Energy represents the value of the assets contributed at the time of its formation, the Company’s 60% interest in the undistributed earnings of Bois d’Arc Energy, LLC from inception through May 10, 2005, the portion of Bois d’Arc Energy’s net income attributable to the Company’s interest in the outstanding common stock of Bois d’Arc Energy since the adoption of the equity method of accounting for this

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment, and the gain recognized based on the Company’s share of the amount that Bois d’Arc Energy’s equity increased as a result of the sale of shares in Bois d’Arc Energy’s initial public offering.

Bois d’Arc Energy’s common stock is traded on the New York Stock Exchange under the ticker symbol “BDE.” The fair value of the Company’s investment in Bois d’Arc Energy as of December 31, 2005 was $474.8 million based upon the closing price for Bois d’Arc Energy shares on that date of $15.86 per share.

At December 31, 2005 the difference between the Company’s carrying value of its equity investment and its underlying basis in the net assets of Bois d’Arc Energy was $51.1 million. The Company evaluates this difference on a quarterly basis.

Financial information reported by Bois d’Arc Energy is summarized below:

Balance Sheet:

	December 31,
	2004	2005
	(In thousands)

Current assets	$18,590	$50,172
Property and equipment, net	511,477	661,931
Other assets	516	799

Total assets	$530,583	$712,902

Current liabilities	$34,779	$66,406
Payable to Comstock Resources	148,066	—
Long term debt	—	69,000
Deferred taxes payable	—	123,256
Other liabilities	28,253	35,034

Total liabilities	211,098	293,696
Stockholders’ equity	319,485	419,206

Total liabilities and stockholders’ equity	$530,583	$712,902

Income Statement:

	Combined Bois d’Arc Energy		Bois d’Arc Energy
	Predecessors		Period from
		Period from	Inception
		January 1,	(July 16,	Year
		2004 to	2004) to	Ended
	December 31,	July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

Revenues	$133,450	$70,341	$72,721	$184,436
Operating Income	62,094	28,151	19,677	77,778
Net Income	51,929	23,773	15,248	(51,672	)(1)

(1)	Includes one time income tax provision of $108.2 million for the conversion from a limited liability company to a corporation.

Receivable from Bois d’Arc Energy

In connection with the formation of Bois d’Arc Energy, Comstock provided to Bois d’Arc Energy a revolving line of credit with a maximum outstanding amount of $200.0 million. Approximately $59.4 million of the outstanding balance was attributable to the Bois d’Arc Participants and is reflected in the consolidated balance sheet

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a receivable from Bois d’Arc Energy at December 31, 2004. Borrowings under the credit facility bore interest at Bois d’Arc Energy’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $2.7 million was charged by the Company to Bois d’Arc Energy under the credit facility during the period from July 16, 2004 to December 31, 2004 and interest expense of $2.7 million was charged by the Company to Bois d’Arc Energy during the period from January 1, 2005 to May 10, 2005. Approximately $1.1 million and $1.2 million of interest was attributable to the Bois d’Arc Participants and is included in interest income in the consolidated statement of operations in 2004 and 2005, respectively.

In consideration for the credit facility, Bois d’Arc Energy agreed to become a guarantor with respect to Comstock’s $400.0 million bank credit facility and Comstock’s 6 7/8% senior notes due 2012. Bois d’Arc Energy repaid the indebtedness owing to Comstock from the net proceeds of its initial public offering and borrowings under its new bank credit facility, and this revolving line of credit was retired and Bois d’Arc Energy was released as a guarantor of the Company’s debt.

Formation Costs

The consolidated financial statements include $1.1 million of costs incurred during 2004 in connection with the formation of Bois d’Arc Energy, including a termination fee of $0.7 million for the cancellation of a service agreement for accounting and administrative services provided to Bois d’Arc Offshore, Ltd. The fee is payable in monthly installments over a two year period beginning October 2004.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject Comstock to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments, Comstock places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit rating. For a discussion of the credit risks associated with Comstock’s hedging activities, see Note 10. Substantially all of Comstock’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which Comstock serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided. Schedule II, Valuation and Qualifying Accounts, was omitted because there were no allowances or other valuation or qualifying accounts.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2004 and 2005:

	2004		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Long term debt, including current portion	$403,150	$408,400	$243,000	$239,281

The fair market value of the fixed rate debt was based on the market price as of December 31, 2004 and 2005.

Derivatives are presented at their estimated fair value. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

Other Current Assets

Other current assets at December 31, 2004 and 2005 consist of the following:

	As of December 31,
	2004	2005
	(In thousands)

Prepaid expenses	$1,689	$3,511
Tax refund receivable	2,100	—
Pipe inventory	2,755	1,408
Deferred tax asset	—	4,439
Other	—	124

	$6,544	$9,482

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

In accordance with Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations,” Comstock records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. Comstock’s ARO’s relate to future plugging and abandonment expenses of its oil and gas properties and related facilities disposal.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in Comstock’s total estimated liability:

	For the Year Ended December 31,
	2003	2004	2005

Beginning asset retirement obligations	$16,677	$19,174	$19,248
Cumulative effect adjustment	(1,476)	—	—
Bois d’Arc Energy abandonment liability(1)	—	—	(16,915)
New wells placed on production and changes in estimates	(875)	1,870	266
Acquisition liabilities assumed	4,787	88	455
Liabilities settled	(685)	(3,030)	—
Accretion expense	746	1,146	152

Ending asset retirement obligations	$19,174	$19,248	$3,206

(1)	Comstock’s share of the asset retirement obligations of Bois d’Arc Energy was reclassified to the Investment in Bois d’Arc Energy upon the change to the equity accounting method.

The adoption of SFAS 143 on January 1, 2003 resulted in a cumulative effect adjustment to record (i) a $3.7 million decrease in the carrying value of oil and gas properties, (ii) a $3.3 million decrease in accumulated depletion, depreciation and amortization, (iii) a $1.5 million decrease in reserve for future abandonment, and (iv) a gain of $675,000, net of income taxes, which was reflected as the cumulative effect of a change in accounting principle. The following pro forma data summarizes the Company’s net income and net income per share for the year ended December 31, 2003 as if the Company had adopted the provisions of SFAS 143 on December 31, 2002, including aggregate pro forma asset retirement obligations on that date of $15.2 million.

For the Year
Ended
December 31,
2003
(In thousands,
except per
share amounts)

Net income, as reported	$53,942
Pro forma adjustments to reflect retroactive adoption of SFAS 143	(675)

Pro forma net income	$53,267

Net income per share:
Basic — as reported	$1.67

Basic — pro forma	$1.65

Diluted — as reported	$1.53

Diluted — pro forma	$1.51

In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Comstock assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices and including risk adjusted probable reserves, where appropriate. Comstock recognized impairment of its oil and gas properties of $4.3 million, $1.6 million and $3.4 million in 2003, 2004, and 2005, respectively, which primarily related to some minor valued

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and interests in private airplanes which are depreciated over estimated useful lives ranging from 5 to 31 1/2 years on a straight-line basis.

Other Assets

Other assets primarily consist of deferred costs associated with issuance of Comstock’s senior notes and its bank credit facility. These costs are amortized over the eight year life of the senior notes and the four year life of the bank credit facility on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

Stock Options

Prior to January 1, 2004, Comstock accounted for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the common stock. Effective January 1, 2004, the Company changed its method of accounting for employee stock-based compensation to the preferable fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Under the modified prospective transition method selected by Comstock as described in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” stock-based compensation expense recognized for 2004, is the same as that which would have been recognized had the fair value method of SFAS 123 been applied from its original effective date. During 2004 and 2005, the Company recorded $6.2 million and $5.4 million, respectively, in stock-based compensation expense in general and administrative expenses. The 2004 stock-based compensation included $2.8 million for restricted stock grants, $1.9 million for employee stock options and $1.5 million attributable to the Company’s ownership in Bois d’Arc Energy related to its stock-based compensation. The 2005 stock-based compensation included $3.6 million for restricted stock grants, $0.6 million for employee stock options and $1.2 million attributable to the Company’s ownership in Bois d’Arc Energy related to its stock-based compensation.

In accordance with the modified prospective transition method, results for years prior to 2004 have not been restated. In 2003, the Company accounted for stock-based compensation for employees under APB 25 and related interpretations, under which no compensation cost was recognized for employee stock options. If compensation

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs had been determined in accordance with SFAS 123, the Company’s net income and earnings per share would approximate the following pro forma amounts:

Year Ended
December 31,
2003
(In thousands,
except per share
amounts)

Net income, as reported	$53,369
Add stock-based employee compensation expense included in reported net income, net of income taxes	233
Deduct total stock-based employee compensation expense determined under fair value based method for all rewards, net of income taxes	(1,942)

Pro forma net income	$51,660

Net income per share:
Basic — as reported	$1.67

Basic — pro forma	$1.62

Diluted — as reported	$1.53

Diluted — pro forma	$1.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2004 and 2005, respectively: average risk-free interest rates of 3.0, 3.6 and 4.3%; average expected lives of 5.9, 4.1 and 8.2 years; average expected volatility factors of 32.8, 46.9 and 36.8; and 0% dividend yield for all years. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company’s incentive plans was $6.38 in 2003, $7.75 in 2004 and $15.08 in 2005.

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

Major Purchasers

In 2005, Comstock had two purchasers of its oil and natural gas production that individually accounted for 10% of total oil and gas sales. Such purchasers accounted for 15% and 12% of total 2005 oil and gas sales. In 2004,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock had two purchasers that accounted for 21% and 16% of total oil and gas sales. In 2003, Comstock had three purchasers that accounted for 18%, 14% and 10% of total 2003 oil and gas sales.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Comstock did not have any significant imbalance positions at December 31, 2003, 2004 or 2005.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s other comprehensive income in 2003 consisted of unrealized gains and losses on cash flow hedges.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic and diluted earnings per share for 2003, 2004 and 2005 were determined as follows:

	Year Ended December 31,
	2003			2004			2005
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(In thousands except per share data)

Basic Earnings Per Share:
Net Income from Continuing Operations	$53,267	31,964		$46,867	34,187		$60,479	39,216
Less Preferred Stock Dividends	(573)	—		—	—		—	—

Net Income from Continuing Operations Available to Common Stockholders	52,694	31,964	$1.65	46,867	34,187	$1.37	60,479	39,216	$1.54

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	675	31,964	0.02	—	34,187	—	—	39,216	—

Net Income Available to Common Stockholders	$53,369	31,964	$1.67	$46,867	34,187	$1.37	$60,479	39,216	$1.54

Diluted Earnings Per Share:
Net Income from Continuing Operations	$53,267	31,964		$46,867	34,187		$60,479	39,216
Effect of Dilutive Securities:
Stock Grants and Stock Options	—	1,742		—	2,065		—	1,938
Convertible Preferred Stock	—	1,569		—	—		—	—

Net Income from Continuing Operations Available to Common Stockholders With Assumed Conversions	53,267	35,275	$1.51	46,867	36,252	$1.29	60,479	41,154	$1.47

Cumulative Effect of Change in Accounting Principle, net of Income Taxes	675	35,275	0.02	—	36,252	—	—	41,154	—

Net Income Available to Common Stockholders	$53,942	35,275	$1.53	$46,867	36,252	$1.29	$60,479	41,154	$1.47

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2003	2004	2005
	(In thousands except per share data)

Stock options and warrants to purchase common stock	790	28	7
Exercise Price	$13.59 − $14.00	$20.03	$32.50

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, Comstock considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Noncash activities —
Conversion of preferred stock	$17,573	$—	$—
Value of vested stock options under exploration venture	7,549	2,326	—
Cash payments —
Interest payments	$29,115	$20,477	$19,848
Income tax payments	—	7,954	2,578

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), “Share Based Payment” (“SFAS 123 R”) that requires compensation costs related to share based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statement. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123 R replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123 R is effective for the first reporting period after December 31, 2005. Entities that used the fair-value-based method of accounting under the original provisions of SFAS 123 must adopt SFAS 123 R using either the modified-prospective-transition or the modified-retrospective-transition method. Given the similarities between SFAS 123 and SFAS 123 R, SFAS 123 R will not have a significant impact on the Company. Adoption of SFAS 123 R will require that the Company recognize the tax benefit of stock option exercises in its statement of cash flows as a financing activity in future years.

(2)	Acquisitions

On May 12, 2005, Comstock completed an acquisition of certain oil and gas properties and related assets from EnSight Energy Partners, L.P. (“EnSight”) for $190.9 million. Comstock acquired producing properties in East Texas, Louisiana and Mississippi. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under Comstock’s bank credit facility.

Set forth in the following table is certain unaudited pro forma financial information for the years ended December 31, 2004 and 2005. This information has been prepared assuming the EnSight acquisition was consummated on January 1, 2004 and is based on estimates and assumptions deemed appropriate by Comstock. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock would have achieved if

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the transaction had occurred on January 1, 2004. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the acquisition.

	Year Ended December 31,
	2004	2005

Oil and gas sales	$292,051	$312,673
Income from operations	127,190	152,326
Net income	54,394	61,669
Net income per share:
Basic	$1.40	$1.53
Diluted	$1.33	$1.46
Weighted average common and common stock equivalent shares outstanding:
Basic	38,732	40,374
Diluted	40,797	42,312

On July 6, 2005, Comstock acquired from certain parties additional working interests in certain of the properties acquired from EnSight for $10.9 million. Comstock acquired interests in 14 producing wells (5.6 net). The acquisition was funded by borrowings under the Company’s bank credit facility.

On October 4, 2004, Comstock acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The acquisition was funded by borrowings under the Company’s bank credit facility.

(3)	Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by Comstock for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2004	2005
	(In thousands)

Unproved properties	$14,811	$10,723
Proved properties:
Leasehold costs	727,436	661,937
Wells and related equipment and facilities	521,587	356,404
Accumulated depreciation depletion and amortization	(438,711)	(324,560)

	$825,123	$704,504

Share of equity investee(1)		$316,386

(1) Represents 48% of capitalized costs of Bois d’Arc Energy as of December 31, 2005.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred

	For the Year Ended December 31,
	2003	2004	2005
	(In thousands)

Property acquisitions
Unproved properties	$4,447	$5,082	$2,027
Proved properties	5,094	62,800	202,055
Development costs	49,736	96,040	126,368
Exploration costs	35,516	46,477	31,456

	$94,793	$210,399	$361,906

Share of equity investee(1)			$71,725

(1)  Represents 48% of costs incurred by Bois d’Arc Energy from May 10, 2005 to December 31, 2005.

In 2003, 2004 and 2005, Comstock capitalized interest expense of $422,000, $363,000 and $434,000, respectively, on its unproved properties under development which is included in the unproved property acquisition costs in each year.

(4)	Long-Term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2004	2005
	(In thousands)

Bank credit facility	$228,000	$68,000
6 7/8% senior notes due 2012	175,000	175,000
Other	150	—

	403,150	243,000
Less current portion	(150)	—

	$403,000	$243,000

The following table summarizes Comstock’s debt as of December 31, 2005 by year of maturity:

	2006	2007	2008	2009	2010	Thereafter	Total

Bank credit facility	$—	$—	$68,000	$—	$—	$—	$68,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000

	$—	$—	$68,000	$—	$—	$175,000	$243,000

In 2004, Comstock sold $175.0 million of senior notes in an underwritten public offering. The senior notes mature on March 1, 2012 and bear interest at 6 7/8% which is payable semiannually on each March 1 and September 1. The notes are unsecured obligations of Comstock and are guaranteed by all of its subsidiaries. The proceeds from the issuance of the notes were used to repurchase $220.0 million in principal amount of the Company’s 11 1/4% Senior Notes (the “1999 Notes”) for $235.8 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a pretax loss of $19.6 million in 2004 which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in 2004, Comstock entered into a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility were used to refinance amounts outstanding under a prior bank credit facility, to fund the repurchase of the 1999 Notes and for oil and gas property acquisitions. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2005, the borrowing base was $350.0 million. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.25% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2005.

Commitments and Contingencies

Lease Commitments

Comstock rents office space under noncancelable leases. Rent expense for the years ended December 31, 2003 and 2004 was $495,000, $535,000 and $644,000 respectively. Minimum future payments under the leases are as follows:

(In thousands)

2006	$740
2007	740
2008	740
2009	740
2010	740
Thereafter	2,653

$6,353

During 2005 Comstock entered into drilling contracts for seven drilling rigs. The contracts are for terms of 1.3 to 2.0 years and represent a commitment of $86.1 million as of December 31, 2005.

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

The authorized capital stock of Comstock consists of 50 million shares of common stock, $.50 par value per share (the “Common Stock”), and 5 million shares of preferred stock, $10.00 par value per share. The preferred

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2004 and 2005.

On December 31, 2002, Comstock had 1,757,310 shares of convertible preferred stock (the “Series 1999 Preferred Stock”) outstanding. The Series 1999 Preferred Stock accrued dividends at an annual rate of 9% which were payable quarterly in cash or Comstock had the option to issue shares of common stock. Dividends paid per share were $0.33 in 2003. Each share of the Series 1999 Preferred Stock was convertible, at the option of the holder, into 2.5 shares of common stock. In April and June of 2003, the holders of the Series 1999 Preferred Stock converted their preferred shares into 4,393,275 shares of common stock, resulting in no shares of the Series 1999 Preferred Stock remaining outstanding. This conversion reduced Comstock’s annual preferred stock dividend requirement by $1.6 million and increased stockholders’ equity by $17.6 million.

Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2005, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of preferred stock.

On April 4, 2005, Comstock completed a public offering of 4,545,454 shares of Common Stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts, of $121.2 million were used to partially fund an acquisition of oil and gas properties.

Stock options and warrants were exercised to purchase 576,025 shares, 1,064,881 shares and 2,433,066 shares in 2003, 2004 and 2005, respectively. Such exercises yielded net proceeds of approximately $3.0 million, $9.4 million and $25.6 million in 2003, 2004, and 2005, respectively.

Stock Options

On June 23, 1999, the stockholders approved the 1999 Long-term Incentive Plan for the management including officers, directors and managerial employees which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan (collectively, the “Incentive Plans”) authorize the grant of non-qualified stock options and incentive stock options and the grant of restricted stock to key executives of Comstock. The options under the Incentive Plans have contractual lives ranging from five to ten years and become exercisable after lapses in vesting periods ranging from zero to ten years from the grant date. As of December 31, 2005, the Incentive Plans provide for future awards of stock options or restricted stock grants of up to 302,158 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on January 1, 2006.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about the Incentive Plans stock options outstanding at December 31, 2005:

Number of			Number of
Shares		Weighted Average	Shares
Outstanding	Exercise Price	Remaining Life	Exercisable
	(Years)

600,000	$3.88	2.5	600,000
203,250	$6.42	3.9	203,250
1,000	$6.69	3.4	1,000
10,000	$8.70	1.4	10,000
176,250	$8.88	3.5	176,250
190,250	$9.20	3.0	190,250
3,500	$11.12	4.4	3,500
30,000	$12.15	2.4	30,000
250,000	$12.38	1.0	250,000
50,000	$18.17	3.4	50,000
53,220	$18.20	4.0	53,220
25,000	$20.03	5.0	—
40,000	$20.92	4.4	—
101,500	$32.50	9.9	—

1,733,970		3.2	1,567,470

The following table summarizes stock option activity during 2003, 2004 and 2005 under the Incentive Plans:

	Number		Weighted Average
	of Shares	Exercise Price	Exercise Price

Outstanding at December 31, 2002	4,170,525	$3.44 to $12.28	$8.18
Granted	170,500	$12.15 to $18.20	$17.14
Exercised	(576,025)	$3.44 to $12.38	$5.26
Forfeited	(215,750)	$12.38	$12.38

Outstanding at December 31, 2003	3,549,250	$3.44 to $18.20	$8.83
Granted	78,000	$18.17 to $20.03	$18.84
Exercised	(892,380)	$3.44 to $12.38	$9.09

Outstanding at December 31, 2004	2,734,870	$3.88 to $20.03	$9.02
Granted	141,500	$20.92 to $32.50	$29.23
Exercised	(1,141,400)	$3.88 to $20.03	$10.29
Forfeited	(1,000)	$20.03	$20.03

Outstanding at December 31, 2005	1,733,970	$2.00 to $32.50	$9.83

Exercisable at December 31, 2005	1,567,470	$3.88 to $18.20	$7.92

Restricted Stock Grants

Under the Incentive Plans, officers and managerial employees may be granted a right to receive shares of Common Stock without cost to the employee. The shares vest over a specified period with credit given for past service rendered to Comstock. Restricted stock grants were made for 420,000, 275,000 and 342,000 shares in 2003,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 and 2005, respectively. The weighted average fair value per share of the restricted stock grants were $18.20, $20.03 and $32.50 in 2003, 2004 and 2005, respectively. In the aggregate, 1,760,750 restricted stock grants have been awarded under the Incentive Plans. As of December 31, 2005, 667,500 shares of such awards are vested. A provision for the restricted stock grants is made over the related vesting period. Compensation expense recognized for restricted stock grants for the years ended December 31, 2003, 2004 and 2005 was $0.4 million, $2.8 million and $3.6 million, respectively.

(7)	Exploration Venture

On July 31, 2001, Comstock entered into an exploration agreement with Bois d’Arc Offshore, Ltd. and its principals (collectively, “Bois d’Arc”), which replaced an exploration agreement entered into on December 8, 1997. Comstock did not have any ownership interest in Bois d’Arc. The 2001 exploration agreement established a joint exploration venture between Comstock and Bois d’Arc covering the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. The new venture was effective April 1, 2001 and was to continue until December 31, 2006. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock had to approve the budget and advanced funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. The agreement required Comstock to fund a minimum of $5.0 million for the acquisition of seismic data over the term of the agreement or Bois d’Arc had the right to terminate the agreement. Comstock was to recover its advances based on Bois d’Arc’s ability to generate drilling prospects on the acreage acquired that could either be sold to third parties or drilled by Comstock and Bois d’Arc. Prior to drilling a prospect under the joint exploration venture, Comstock was reimbursed for the costs that were advanced and had the right to participate in drilling the prospect with up to a 40% working interest. The amounts advanced by Comstock Offshore for leasehold and seismic data acquisitions were recorded as unevaluated properties and as exploration expense as the reimbursements or repayment of such advances by Bois d’Arc were not unconditional. The collection of the advances was subject to a drillable prospect being developed that Comstock Offshore, Bois d’Arc or other third parties would agree to drill. At December 31, 2003 Comstock had $7.1 million in advances outstanding for acquisition costs of unevaluated properties and $2.6 million for acquisition costs of seismic data. In connection with the formation of Bois d’Arc Energy these advances were repaid in July 2004.

Under the exploration agreement, the principals of Bois d’Arc had the opportunity to earn warrants to purchase up to 1,620,000 shares of Common Stock. Warrants to purchase 60,000 shares were earned for each prospect that resulted in a successful discovery, which was defined as an exploratory well drilled under the exploration agreement that was not plugged and abandoned and in which Comstock agreed to participate in the completion operation. The exercise price on the warrants earned was determined on a semiannual basis each year that the venture was in effect based on the then-current market price for the Common Stock. The principals of Bois d’Arc had also earned warrants to purchase 600,000 shares of Common Stock at $14.00 per share under the prior exploration agreement during the period from January 1998 to April 2001. The value of these warrants based on the Black-Scholes option pricing model was $9.97 per option share. The estimated value of $6.0 million for the warrants earned under the prior exploration agreement were capitalized to oil and gas properties in 1998 through 2001. The exploration joint venture was terminated on July 15, 2004 in connection with the formation of Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the stock purchase warrants issued under the exploration ventures that were outstanding at December 31, 2005.

		Weighted
Number of		Average	Number of
Shares		Remaining	Shares
Outstanding	Exercise Price	Life	Exercisable
		(Years)

62,500	$13.59	6.0	62,500
273,333	$14.00	2.0	273,333
300,000	$18.70	6.0	300,000
240,000	$19.46	6.0	240,000

875,833		4.8	875,833

The following table summarizes stock purchase warrant activity during 2003, 2004 and 2005 under the exploration venture:

			Weighted
			Average
	Number		Exercise
	of Shares	Exercise Price	Price

Outstanding at December 31, 2002	1,200,000	$6.48 to $14.00	$10.65
Granted	900,000	$7.51 to $18.70	$14.02

Outstanding at December 31, 2003	2,100,000	$6.48 to $18.70	$12.09
Granted	240,000	$19.46	$19.46
Exercised	(172,501)	$6.48 to $9.26	$7.34

Outstanding at December 31, 2004	2,167,499	$6.48 to $9.26	$13.29
Exercised	(1,291,666)	$6.48 to $14.00	$10.72

Outstanding at December 31, 2005	875,833	$6.48 to $19.46	$17.08

Exercisable at December 31, 2005	875,833	$13.59 to $19.46	$17.08

The value of the stock purchase warrants granted based on the Black Scholes option pricing model was $8.36 per share or an aggregate of $7.5 million in 2003 and $9.69 per share or $2.3 million in 2004. Such costs were capitalized as a cost of oil and gas properties.

(8)	Retirement Plan

Comstock has a 401(k) Profit Sharing Plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Directors. Comstock’s matching contributions to the plan were $125,000, $130,000 and $142,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2004 and 2005 were as follows:

	2004	2005
	(In thousands)

Net deferred tax assets (liabilities):
Current:
Unrecognized loss from derivatives	$—	$3,935
Net operating loss carryforward	—	387
Other	—	117

	—	4,439

Long term:
Property and equipment	$(117,782)	$(66,802)
Other assets	815	508
Unrealized gain on equity investment	—	(66,825)
Net operating loss carryforward	18,685	14,854
Valuation allowance on net operating loss carryforward	(8,043)	(8,043)
Other carryforwards	6,874	6,827

	$(99,451)	$(119,481)

The following is an analysis of the consolidated income tax expense:

	2003	2004	2005
	(In thousands)

Current	$1,700	$5,603	$4,614
Deferred	27,982	20,739	31,201

	$29,682	$26,342	$35,815

In 2004 and 2005, Comstock’s effective tax rate was 36% and 37%, respectively. The effective tax rate in 2004 differed from the statutory rate of 35% because of state income taxes. The effective tax rate in 2005 differed from the statutory rate of 35% because of state income taxes and also due to permanent book tax differences relating to stock-based compensation.

At December 31, 2005, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017-2021	$43,544
Alternative minimum tax credits	Unlimited	6,800

The utilization of the net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for Comstock’s estimate of the net operating loss carryforwards that it will not be able to utilize. Realization of the net operating carryforwards requires Comstock to generate taxable income within the carryforward period.

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

The following table sets out the derivative financial instruments, outstanding at December 31, 2005, which are held for natural gas price risk management:

		Volume		Type of	Floor	Ceiling
Period Beginning	Period Ending	MMBtu	Delivery Location	Instrument	Price	Price

January 1, 2006	December 31, 2006	3,072,000	Henry Hub	Collar	$4.50	$9.02
January 1, 2006	December 31, 2006	2,400,000	Houston Ship Channel	Collar	$4.50	$8.25

Comstock did not designate these instruments as cash flow hedges and accordingly, unrealized losses on derivatives of $11.1 million was recorded in 2005 to reflect the change in these liabilities. The Company realized losses of $2.5 million in 2005 to settle positions which expired during the year. The Company recorded an unrealized loss on derivatives of $0.2 million in 2004 to reflect the change in the fair value of derivatives outstanding at December 31, 2004.

Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As a result of certain hedging transactions for interest rates, interest expense included a loss of $108,000 in 2003. The ineffectiveness of these hedges was determined to be insignificant. As of December 31, 2004 and 2005, Comstock had no interest rate financial instruments outstanding.

(11)	Supplementary Quarterly Financial Data (Unaudited)

2004 —

	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$60,761	$66,508	$63,202	$71,176	$261,647

Income from operations	$25,830	$33,645	$25,047	$29,351	$113,873

Net income	$25	$18,666	$12,318	$15,858	$46,867

Net income per share:
Basic	$—	$0.55	$0.36	$0.46	$1.37

Diluted	$—	$0.52	$0.34	$0.43	$1.29

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 —

	First	Second		Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$69,822	$68,529		$71,619	$93,366	$303,336

Income from operations	$33,009	$20,701		$37,899	$57,765	$149,374

Net income	$15,888	$(10,878	)(1)	$14,138	$41,331	$60,479

Net income per share:
Basic	$0.45	$(0.27)		$0.35	$0.99	$1.54

Diluted	$0.43	$(0.27	)(2)	$0.33	$0.96	$1.47

(1)	Includes Comstock’s share of the Bois d’Arc Energy’s one time tax adjustment resulting from its conversion to a corporation and the gain recognized when Bois d’Arc Energy sold shares to third parties.

(2)	Diluted and basic are the same due to the net loss.

(12)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2005:

	2003		2004		2005
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	20,849	488,784	19,189	501,778	15,881	533,554
Revisions of previous estimates	(2,098)	(6,718)	(568)	4,818	(118)	(47,445)
Extensions and discoveries	961	46,614	1,086	30,979	73	17,966
Purchases of minerals in place	1,103	7,613	74	40,568	8,157	72,597
Sales of minerals in place	(11)	(195)	—	—	—	—
Formation of Bois d’Arc Energy(1)	—	—	(2,366)	(11,070)	—	—
Conversion of Bois d’Arc Energy to Equity Investee	—	—	—	—	(10,913)	(112,006)
Production	(1,615)	(34,320)	(1,534)	(33,519)	(1,037)	(32,250)

End of year	19,189	501,778	15,881	533,554	12,043	432,416

Share of equity investee(2)					9,365	98,770

Proved Developed Reserves:
Beginning of year	13,937	319,155	13,206	332,668	11,382	353,567

End of year	13,206	332,668	11,382	353,567	7,229	255,126

Share of equity investee(2)					7,344	84,314

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.
(2)	Represents 48% of reserves of Bois d’Arc Energy as of December 31, 2005.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2004 and 2005:

	2004	2005
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,796,257	$4,166,682
Future Costs:
Production	(860,569)	(965,568)
Development and Abandonment	(250,729)	(228,204)
Future Income Taxes	(795,319)	(924,030)

Future Net Cash Flows	1,889,640	2,048,880
10% Discount Factor	(805,518)	(935,084)

Standardized Measure of Discounted Future Net Cash Flows	$1,084,122	$1,113,796

Share of equity investee(1)		$614,922

(1)	Represents 48% of standardized measure of discounted future net cash flows of Bois d’Arc Energy as of December 31, 2005.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
		(In thousands)

Standardized Measure, Beginning of Year	$921,115	$1,197,665	$1,084,122
Net Change in Sales Price, Net of Production Costs	309,775	(128,486)	446,054
Development Costs Incurred During the Year Which Were Previously Estimated	41,090	68,617	74,825
Revisions of Quantity Estimates	(53,933)	3,303	(162,627)
Accretion of Discount	128,029	170,908	115,192
Changes in Future Development and Abandonment Costs	(6,894)	(39,611)	(27,137)
Changes in Timing	(43,177)	(164,971)	14,620
Extensions and Discoveries	196,275	113,012	69,467
Purchases of Reserves in Place	47,229	62,112	355,272
Sales of Reserves in Place	(256)	—	—
Formation of Bois d’Arc Energy(1)	—	(46,612)	—
Conversion of Bois d’Arc Energy to Equity Investee	—	—	(586,014)
Sales, Net of Production Costs	(189,356)	(209,579)	(252,369)
Net Changes in Income Taxes	(152,232)	57,764	(17,609)

Standardized Measure, End of Year	$1,197,665	$1,084,122	$1,113,796

Share of Equity Investee(2)			$614,922

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.
(2)	Represents 48% of standardized measure of discounted future net cash flows of Bois d’Arc Energy as of December 31, 2005

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by independent petroleum consultants of Lee Keeling and Associates in accordance with guidelines

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of Comstock’s reserves are located onshore in the continental United States of America. All of Bois d’Arc Energy’s reserves are located offshore the continental United States of America.

Future cash inflows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

Comstock’s average year-end prices used in the reserve estimates were as follows:

	2003	2004	2005

Crude Oil (Per Barrel)	$31.19	$42.17	$49.17
Natural Gas (Per Mcf)	$6.44	$5.86	$8.27

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Bois d’Arc Energy, Inc.

We have audited the accompanying consolidated balance sheets of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2004 and 2005 and the related combined statements of operations, changes in equity and cash flows of the Bois d’Arc Energy Predecessors for the year ended December 31, 2003, and the period from January 1, 2004 to July 15, 2004 and the related consolidated statements of operations, changes in equity and cash flows of Bois d’Arc Energy, Inc. for the period from Inception (July 16, 2004) to December 31, 2004 and the year ended December 31, 2005. These financial statements are the responsibility of the management of Bois d’Arc Energy, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Bois d’Arc Energy Inc.’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bois d’Arc Energy Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bois d’Arc Energy, Inc. and subsidiaries at December 31, 2004 and 2005 and the combined results of the Bois d’Arc Energy Predecessors’ operations, changes in equity and their cash flows for the year ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004, and the consolidated results of operations, changes in equity and cash flows of Bois d’Arc Energy, Inc. and subsidiaries for the period from Inception (July 16, 2004) to December 31, 2004 and the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations and on January 1, 2004 the Company changed its method of accounting for employee stock based compensation to the fair value based method.

ERNST & YOUNG LLP

March 13, 2006
Dallas, Texas

BOIS d’ARC ENERGY, INC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2005

	December 31,
	2004	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$2,416	$12,043
Accounts receivable:
Oil and gas sales	9,140	25,520
Joint interest operations	5,558	8,364
Other current assets	1,476	4,245

Total current assets	18,590	50,172
Oil and gas properties, using successful efforts accounting:
Proved properties	291,227	299,947
Unproved properties	8,566	13,533
Wells and related equipment and facilities	444,403	620,777
Accumulated depreciation, depletion and amortization	(233,243)	(274,434)

Net oil and gas properties	510,953	659,824
Other property and equipment, net of accumulated depreciation of $1,436 and $875 at December 31, 2004 and 2005, respectively	524	2,107
Other Assets	516	799

	$530,583	$712,902

LIABILITIES AND EQUITY
Accounts payable	20,103	48,005
Accrued expenses	14,676	18,401

Total current liabilities	34,779	66,406
Bank credit facility	—	69,000
Payable to Comstock Resources	148,066	—
Deferred income taxes payable	—	123,256
Reserve for future abandonment costs	28,253	35,034
Commitments and contingencies
Stockholders’ and members’ equity:
Class A Units, 10,000 units outstanding at December 31, 2004	10	—
Class B Units, 50,000,000 units outstanding at December 31, 2004	304,227	—
Common stock, $0.01 par, 64,155,000 outstanding at December 31, 2005	—	642
Additional paid-in capital	—	454,988
Retained earnings (deficit)	15,248	(36,424)

Total stockholders’ equity	319,485	419,206

	$530,583	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003 and the Period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception (July 16, 2004) to December 31, 2004 and for the Year Ended December 31, 2005

	Combined Bois d’Arc Energy
	Predecessors		Bois d’Arc Energy
			Period from
		Period from	Inception
		January 1,	(July 16,
	Year Ended	2004 to	2004) to	Year Ended
	December 31,	July 15,	December 31,	December 31,
	2003	2004	2004	2005

Oil and gas sales	$133,450	$70,341	$72,721	$184,436
Operating expenses:
Oil and gas operating	22,290	15,233	16,602	37,089
Exploration	800	2,676	12,040	16,794
Depreciation, depletion and amortization	44,285	22,831	21,761	42,854
Impairment	500	—	—	590
General and administrative, net	3,481	1,450	2,641	9,331

Total operating expenses	71,356	42,190	53,044	106,658

Income from operations	62,094	28,151	19,677	77,778
Other income (expense):
Interest income	154	75	74	222
Interest expense	(9,580)	(4,453)	(2,665)	(3,775)
Formation costs	—	—	(1,838)	—
Loss on sale of assets	—	—	—	(89)

Total other income (expense)	(9,426)	(4,378)	(4,429)	(3,642)

Net income before income taxes	52,668	23,773	15,248	74,136
Provision from income taxes	—	—	—	(125,808)

Net income before cumulative effect of change in accounting principle	52,668	23,773	15,248	(51,672)
Cumulative effect of change in accounting principle	(739)	—	—	—

Net income	$51,929	$23,773	$15,248	$(51,672)

Income (loss) per share (unit):
Basic			$0.30	$(0.89)

Diluted			$0.30	$(0.89)

Weighted average common and common stock equivalent (units) shares outstanding:
Basic			50,000	57,909

Diluted			50,485	57,909

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$52,668	$23,773	$15,248	$74,136
Pro forma provision for income taxes	(18,434)	(8,321)	(5,807)	(26,914)

Pro forma net income	$34,234	$15,452	$9,441	$47,222

Pro forma earnings per share (unit):
Basic			$0.19	$0.82

Diluted			$$0.19	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic			50,000	57,909

Diluted			50,485	59,655

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2003
and the Period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ AND STOCKHOLDERS’ EQUITY
For the Period from Inception (July 16, 2004) to December 31, 2004 and
For the Year Ended December 31, 2005

	Combined Bois d’Arc Energy
	Predecessors			Bois d’Arc Energy
							Additional	Retained
	Comstock	Bois d’Arc		Class A	Class B	Common	Paid In	Earnings
	Offshore	Participants	Combined	Units	Units	Stock	Capital	(Deficit)	Total

Balance at December 31, 2002	$(36,018)	$55,150	$19,132	$—	$—	$—	$—	$—	$—
Distributions to owners	—	(6,112)	(6,112)	—	—	—	—	—	—
Net income	22,817	29,112	51,929	—	—	—	—	—	—

Balance at December 31, 2003	(13,201)	78,150	64,949	—	—	—	—	—	—

Distributions to owners	—	(946)	(946)	—	—	—	—	—	—
Contributions of assets, net of liabilities assumed	(370)	(87,406)	(87,776)	10	304,227	—	—	—	304,237
Net income	13,571	10,202	23,773	—	—	—	—	15,248	15,248

Balance at December 31, 2004	—	—	—	10	304,227	—	—	15,248	319,485

Conversion from LLC to a corporation	—	—	—	(10)	(304,227)	500	303,727	—	(10)
Public offering of common stock	—	—	—	—	—	120	144,960	—	145,080
Stock issuance costs	—	—	—	—	—	—	(1,818)	—	(1,818)
Stock-based compensation	—	—	—	—	—	22	8,119	—	8,141
Net income (loss)	—	—	—	—	—	—	—	(51,672)	(51,672)

Balance at December 31, 2005	$—	$—	$—	$—	$—	$642	$454,988	$(36,424)	$419,206

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003
and the Period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Period from Inception (July 16, 2004) to December 31, 2004 and
For the Year Ended December 31, 2005

	Combined Bois d’Arc Energy
	Predecessors		Bois d’Arc Energy
			Period from
		Period from	Inception
		January 1,	(July 16,
	Year Ended	2004 to	2004) to	Year Ended
	December 31,	July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,929	$23,773	$15,248	$(51,672)
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	739	—	—	—
Deferred income taxes	—	—	—	123,256
Stock based compensation	—	—	2,506	5,635
Amortization of loan costs	—	—	—	141
Loss on sale of assets	—	—	—	89
Depreciation, depletion and amortization	44,285	22,831	21,761	42,854
Impairments	500	—	—	590
Dry hole costs and lease impairments	72	1,527	10,892	2,353
Increase in accounts receivable	(10,974)	(8,659)	7,282	(19,186)
Decrease (increase) in other current assets	1,567	(199)	(1,464)	(2,769)
Increase in accounts payable and accrued expenses	25,883	11,715	(6,776)	34,132

Net cash provided by operating activities	114,001	50,988	49,449	135,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Formation of Bois d’Arc Energy, net of cash distributed	—	—	(24,054)	—
Capital expenditures	(98,974)	(83,273)	(59,703)	(189,771)
Proceeds from sale of assets	—	—	—	160

Net cash used for investing activities	(98,974)	(83,273)	(83,757)	(189,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	4,293	31,649	64,889	16,000
Repayments to Comstock Resources	—	—	—	(164,066)
Borrowings under bank credit facility	—	—	—	126,000
Repayments under bank credit facility	(3,500)	(1,944)	(28,175)	(57,000)
Proceeds from issuance of Class A Units	—	—	10	—
Redemption of Class A Units	—	—	—	(10)
Proceeds from issuance of common stock	—	—	—	145,080
Stock and debt issuance costs	—	—	—	(2,189)
Distributions to equity owners	(6,112)	(946)	—	—

Net cash provided by (used for) financing activities	(5,319)	28,759	36,724	63,815

Net increase (decrease) in cash and cash equivalents	9,708	(3,526)	2,416	9,627
Cash and cash equivalents, beginning of period	12,311	22,019	—	2,416

Cash and cash equivalents, end of period	$22,019	$18,493	$2,416	$12,043

Cash paid for interest payments	$598	$218	$2,665	$3,270

Cash paid for income taxes	$—	$—	$—	$1,600

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization

Bois d’Arc Energy, Inc. (“Bois d’Arc Energy” or the “Company”) is engaged in oil and natural gas exploration, development and production in state and federal waters in the Gulf of Mexico and is the successor to Bois d’Arc Energy, LLC following its conversion from a limited liability company to a corporation on May 10, 2005. References herein to “Bois d’Arc Energy” or the “Company” include Bois d’Arc Energy, LLC prior to its conversion to a corporation.

In December 1997, Comstock Offshore LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock Resources, Inc. (“Comstock”), acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties, including the properties the Company now owns at Ship Shoal blocks 66, 67, 68 and 69 and South Pelto block 1. Bois d’Arc was a predecessor in interest to Bois d’Arc Resources, Ltd., an entity owned by two of the Company’s executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance the funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.

On July 16, 2004, Comstock, Bois d’Arc Resources, Ltd. and Messrs. Blackie and Laufer formed the Company to replace the joint exploration venture. Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd., and the other entities owned by Messrs. Blackie and Laufer and who are collectively referred to as “Bois d’Arc,” and certain participants in their exploration activities, who are collectively referred to as the “Bois d’Arc Participants,” and Comstock Offshore contributed to the Company substantially all of their Gulf of Mexico properties and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in the Company. The Bois d’Arc Participants and Comstock Offshore are collectively referred to as the “Bois d’Arc Energy Predecessors.” The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributors conducted by Lee Keeling and Associates, Inc., independent petroleum consultants, relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its Gulf of Mexico properties and assigned $83.2 million of related debt in exchange for an approximately 60% ownership interest. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and they assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the exploration joint venture for undrilled prospects.

The formation of the Company was a continuation of the joint exploration venture as the owners and principals of the same parties, Comstock Offshore and Bois d’Arc, are continuing to explore for oil and gas in the Gulf of Mexico with the same business objectives and the same management team. In addition, all of the oil and gas properties developed under the joint exploration venture were contributed to the Company. The formation of the

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company changed the legal structure of the partnership between Comstock Offshore and Bois d’Arc but did not change the underlying business operations of the joint exploration program that began in late 1997.

The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy at its formation:

Contributed to
Bois d’Arc
Energy
(In thousands)

Cash	$17,030
Other current assets	21,992
Property and equipment, net	482,697

Total assets	$521,719

Current liabilities and bank loan	$(66,788)
Payable to Comstock Resources	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	345,311
Cash distributed	(41,084)

Net contribution	$304,227

During the time Bois d’Arc Energy was a limited liability company, it had three classes of membership units — class A, class B and class C units. Class A units represented an interest in the capital of the Company but no interest in the profits of the Company and had voting rights. Class B units represented an interest in the capital and profits of the Company and had no voting or other decision-making rights except as required by applicable law. Class C units represented an interest only in the profits of the Company and had no voting or other decision-making rights except as required by applicable law.

(2)	Summary of Significant Accounting Policies

Accounting policies used by Bois d’Arc Energy reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.

Basis of Presentation

The accompanying financial statements reflect the consolidated results of the Company, including the financial position as of December 31, 2004 and 2005, the results of operations and cash flows for the period from Inception through December 31, 2004 and for the year ended December 31, 2005, and the combined results of operations and cash flows of the Bois d’Arc Energy Predecessors for the year ended December 31, 2003 and for the period from January 1, 2004 to July 15, 2004. The Bois d’Arc Energy Predecessors commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy Predecessors combined their respective Gulf of Mexico offshore properties into Bois d’Arc Energy, a newly formed limited liability company until its conversion to a corporation on May 10, 2005. Comstock Offshore and Bois d’Arc conducted joint exploration activities continuously for nine and one-half years and had interests in the same offshore properties. At the time of its formation, ownership in Bois d’Arc Energy was based on the relative values of the properties that each entity contributed, approximately 60% by Comstock and 40% by the Bois d’Arc

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participants. The operating agreement of Bois d’Arc Energy provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, prior to its conversion to a corporation, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

The substance of the formation of the Company was that Comstock Offshore and the Bois d’Arc Participants pooled their separate interests in various properties for a single interest in an entity that holds all of their separate offshore properties. Management of the resulting joint venture was consistent with that in place during the term of the joint exploration venture. The Company was initially operated as a joint venture and the net assets of the predecessors were recorded at historical cost on the formation. The accompanying combined financial statements of the Bois d’Arc Energy Predecessors present the results of operations for the year ended December 31, 2003 and for the period from January 1, 2004 to July 15, 2004 of Comstock Offshore and the Bois d’Arc Participants as they related to the properties contributed to the Company on a combined basis.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. In 2003 and 2005, Bois d’Arc Energy had a $0.5 million and $0.6 million, respectively, impairment of its oil and gas properties which primarily related to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves. Other property and equipment consists primarily of computer equipment and furniture and fixtures which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

Segment Reporting

Bois d’Arc Energy presently operates in one business segment, the exploration and production of oil and natural gas in the Gulf of Mexico.

Major Purchasers

During the year ended December 31, 2005, the Company had two purchasers of its oil and natural gas production which individually accounted for 10% or more of total oil and gas sales. During 2005 these purchasers accounted for 49% and 33% of total oil and gas sales, respectively. From Inception through December 31, 2004, Bois d’Arc Energy had two purchasers of its oil and natural gas production which individually accounted for 10% or more of total oil and gas sales, and such purchasers accounted for 46% and 37% of total oil and gas sales, respectively. For the period from January 1, 2004 to July 15, 2004 the same purchasers accounted for 42% and 41% of total oil and gas sales, respectively. Three purchasers of oil and natural gas production accounted for 32%, 24% and 23% of total 2003 oil and gas sales, respectively.

Revenue Recognition and Gas Balancing

Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at December 31, 2003, 2004 or 2005.

General and Administrative Expense

General and administrative expense is reduced by operating fee income received by the Company, as follows:

			Period from
			Inception
		Period from	(July 16,
	Year Ended	January 1,	2004) to	Year Ended
	December 31,	2004 to July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

General and administrative expense	$6,266	$3,514	$4,303	$12,364
Operating fee income	$(2,785)	$(2,064)	$(1,662)	$(3,033)

General and administrative expense, net	$3,481	$1,450	$2,641	$9,331

The operating fee income is a reimbursement of the Company’s general and administrative expense. As the parent of Comstock Offshore, Comstock provided certain general and administrative services for Comstock Offshore prior to the Company’s formation. The allocation of Comstock’s general and administrative services to Comstock Offshore by Comstock was based on the percentage of sales of Comstock Offshore as compared to the consolidated sales of all of Comstock’s subsidiaries. Management of Comstock believes this allocation method was reasonable and appropriate for attributing corporate overhead costs to the activities of its operating subsidiaries. Management estimated that the allocated costs would have been similar if Comstock Offshore had operated as an unaffiliated entity. The accompanying financial statements include $3.7 million and $2.2 million of general and administrative expense allocated to Comstock Offshore by Comstock for 2003 and 2004, respectively.

General and administrative expenses for the period from Inception to December 31, 2004, and for the year ended December 31, 2005 include $120,000 and $150,000, respectively, paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement.

Stock-based Compensation

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

Income Taxes

The Bois d’Arc Energy Predecessors are either individuals or partnerships or limited liability companies that pass through their taxable income to their owners. From the date of its formation until its conversion to a corporation on May 10, 2005, Bois d’Arc Energy was a limited liability company that passed through its taxable income to its members. Accordingly, no provision for federal or state corporate income taxes was made in the accompanying financial statements for periods prior to May 10, 2005.

Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. Bois d’Arc Energy accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There is no difference between comprehensive income and reported income.

Statements of Cash Flows

For the purpose of the combined and consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Bois d’Arc Energy converted to a corporation and issued shares of common stock in its initial public offering in May 2005. Basic and diluted earnings per share for the period from Inception (July 16, 2004) to December 31, 2004 and the year ended December 31, 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from Inception, as follows:

	Period From Inception
	(July 16, 2004)
	through December 31, 2004
			Per
		Shares	Share
	Income	(Units)(1)	(Unit)
	(In thousands, except per share amounts)

Basic Earnings Per Share (Unit):
Net Income	$15,248	50,000	$0.30

Diluted Earnings Per Share (Unit):
Net Income	$15,248	50,000
Effect of Dilutive Securities:
Stock (Unit) Grants and Options	—	485

Net Income Available to Common Stockholders With Assumed Conversions	$15,248	50,485	$0.30

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
				Per
		Shares		Share
	Income	(Units)(1)		(Unit)
	(In thousands, except per share amounts)

Basic Earnings Per Share (Unit):
Net Loss	$(51,672)	57,909		$(0.89)

Diluted Earnings Per Share (Unit):
Net Loss	$(51,672)	57,909
Effect of Dilutive Securities:
Stock (Unit) Grants and Options	—	—	(2)

Net Loss Available to Common Stockholders With Assumed Conversions	$(51,672)	57,909		$(0.89)

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.
(2)	For the year ended December 31, 2005 the effect of stock grants and options would have been anti-dilutive to the net loss.

Asset Retirement Obligations

The Company adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” effective January 1, 2003. This statement requires that a liability is to be recognized in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final retirement cost.

The adoption of SFAS 143 effective January 1, 2003 by the Company resulted in a cumulative effect adjustment to record (i) a $4.5 million decrease in the carrying value of oil and gas properties, (ii) a $1.2 million decrease in accumulated depreciation, depletion and amortization, (iii) a $2.6 million decrease in reserve for future abandonment, and (iv) a loss of $739,000, which was reflected as the cumulative effect of a change in accounting principle.

The following pro forma data summarizes net income for the year ended December 31, 2003 as if Bois d’Arc Energy had adopted the provisions of SFAS 143 on December 31, 2002, including its aggregate pro forma asset retirement obligations on that date of $17.8 million.

Year Ended
December 31,
2003
(In thousands)

Net income, as reported	$51,929
Pro forma adjustments to reflect retroactive adoption of SFAS 143	739

Pro forma net income	$52,668

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

			Period from
		Period from	Inception
	Year Ended	January 1, 2004	(July 16, 2004)	Year Ended
	December 31,	to July 15,	to December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

Beginning asset retirement obligations	$20,395	$24,876	$26,443	$28,253
Cumulative effect adjustment	(2,560)	—	—	—
New wells placed on production and changes in estimates	444	797	1,566	5,276
Acquisition liabilities assumed	6,324	—	—	—
Liabilities settled	(680)	—	(591)	(422)
Accretion expense	953	770	835	1,927

Ending asset retirement obligations	$24,876	$26,443	$28,253	$35,034

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) that requires compensation costs related to share-based payment transactions (issuance of stock options and restricted stock) to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is to be measured based on the grant date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. Statement 123R replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB 25. SFAS 123R is effective for the first reporting period after June 15, 2005. Entities that use the fair-value-based method for either recognition or disclosure under SFAS 123 are required to apply SFAS 123R using a modified version of prospective application whereby the entity is required to record compensation expense for all awards it grants after the date of adoption and the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company used a fair value-based measure in connection with its incentive plan awards on formation. Therefore, SFAS 123R will not have a significant impact on the Company.

(3)	Acquisition

In October 2003, the Bois d’Arc Energy Predecessors acquired an additional working interest in the Ship Shoal 113 Unit for $4.6 million.

(4)	Bank Credit Facility

The Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks on May 11, 2005. Borrowings under the credit facility are limited to a borrowing base which is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2005, the borrowing base was $100.0 million. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries’ assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets to current liabilities of one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of 2.5 to one. The credit facility requires the Company to maintain a lien in favor of the lenders on properties representing at least 80% of the total value of the Company’s proved reserves (which amount increases to 95% upon the occurrence of an event of default). The Company was in compliance with these covenants as of December 31, 2005.

(5)	Payable to Comstock Resources

In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $152.4 million was borrowed on the line of credit to repay the liabilities assigned to the Company at its formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $2.7 million and $2.7 million was charged by Comstock under the credit facility during the period from Inception to December 31, 2004 and in 2005, respectively. On May 11, 2005 the Company repaid the outstanding balance of $158.0 million under the Comstock provided credit facility with proceeds from the initial public offering and borrowings under its bank credit facility.

Prior to the formation of Bois d’Arc Energy, Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. There were no repayment terms established by Comstock for its wholly-owned subsidiary. Interest expense has been included in the accompanying financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. The accompanying financial statements include interest expense of $9.0 million and $4.2 million for the year ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004, respectively, related to the advances from Comstock to Comstock Offshore. The payable to Comstock was refinanced in its entirety on the date of the Company’s formation by the contribution of $262.5 million to the equity of the Company and by $83.2 million in borrowings under the Company’s $200.0 million credit facility provided by Comstock, which matures on April 1, 2006.

(6)	Stockholders’ and Members’ Equity

The authorized capital stock of Bois d’Arc Energy consists of 100 million shares of common stock, $.01 par value per share (the “Common Stock”) and 10 million shares of preferred stock, $.01 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding.

While it was organized as a limited liability company, Bois d’Arc Energy had three classes of membership units — class A, class B and class C units. Class A units represented an interest in the capital of the Company but no

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in the profits of the Company and had voting rights. Class B units represented an interest in the capital and profits of the Company and had no voting or other decision-making rights except as required by applicable law. Class C units represented an interest only in the profits of the Company and had no voting or other decision-making rights except as required by applicable law. In connection with the Company’s conversion from a limited liability company to a corporation, all outstanding limited liability units were converted into shares of Common Stock except for the Class A units which were redeemed at a price of $1 per unit. The Company issued 50,000,000 shares of Common Stock for all of the Class B units and 2,145,000 restricted shares of Common Stock for all of the Class C units.

On May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of Common Stock at $13.00 per share to the public. The Company sold 12,000,000 shares of Common Stock and received net proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.

(7)	Long Term Incentive Plan

On July 16, 2004, the Company’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect the Company’s conversion to a corporation (as restated, the “Incentive Plan”). The Incentive Plan authorizes the grant of non-qualified options to purchase shares of common stock and the grant of restricted shares of Common Stock. The options under the Incentive Plan have contractual lives of ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of Common Stock of the Company. The initial awards of options to purchase Class B units under the Incentive Plan were each converted to options to purchase one share of Common Stock in connection with the Company’s conversion to a corporation.

The following table summarizes information about the Incentive Plan stock options outstanding at December 31, 2005:

Number of			Number of
Shares		Weighted Average	Shares
Outstanding	Exercise Price	Remaining Life	Exercisable
	(Years)

2,800,000	$6.00	8.5	560,000
62,500	$12.00	9.4	—
25,000	$12.80	4.4	—
217,500	$15.55	9.6	—

3,105,000		8.6	560,000

The following table summarizes stock option activity under the Incentive Plan:

			Weighted
			Average
	Number		Exercise
	of Shares	Exercise Price	Price

Initial Grants	2,800,000	$6.00	$6.00

Outstanding at December 31, 2004	2,800,000	$6.00	$6.00
Granted	305,000	$12.00 to $15.55	$14.60

Outstanding at December 31, 2005	3,105,000	$6.00 to $15.55	$6.84

Exercisable at December 31, 2005	560,000	$6.00	$6.00

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of the initial grants of options to purchase class B units was determined to be $4.55 per option using the Black-Scholes option pricing model and the following assumptions: exercise price of $6.00 per unit; fair value on the date of issuance of $8.42 per unit; dividend yield of 0%; expected volatility of 29.8%; risk-free interest rate of 4.0% and average expected life of 7.5 years. The fair value of 2005 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%; expected life of 8.9 years; expected volatility factor of 37.8; and 0% dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company’s incentive plans was $4.55 in 2004 and $7.63 in 2005. Compensation expense recognized for stock options for the period from Inception through December 31, 2004 and for the year ended December 31, 2005 was $1.2 million and $2.8 million, respectively.

Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units without cost to the recipient. The restrictions on the Class C units lapsed over a five year period. The Class C units were entitled to participate in the appreciation of the Company’s value and were convertible to a maximum of one-half of a Class B unit. The initial grants of Class C units under the Incentive Plan were converted to restricted shares of Common Stock on a 2 for 1 basis upon the Company’s conversion to a corporation. Restricted stock grants were made for 10,000 shares in 2005. The weighted average fair value per share of the restricted stock grants were $6.80 and $12.00 in 2004 and 2005, respectively. In the aggregate, 2,155,000 restricted stock grants have been awarded under the Incentive Plans. As of December 31, 2005, 429,000 shares of such awards were vested. A provision for the restricted stock grants is made over the related vesting period. Compensation expense recognized for restricted stock grants for the period from Inception through December 31, 2004 and for the year ended December 31, 2005 was $1.3 million and $2.9 million, respectively.

(8)	Retirement Plan

Bois d’Arc Energy has a 401(k) profit sharing plan which covers all of its employees. At its discretion, the Company may match a certain percentage of the employees’ contributions to the plan. The matching percentage is determined annually by the Board of Directors. Bois d’Arc Energy’s matching contributions to the plan were $8,000 and $32,000 in 2004 and 2005, respectively.

(9)	Commitments and Contingencies

Guarantees of Comstock Debt

In consideration for the $200.0 million credit facility provided by Comstock prior to the Company’s initial public offering, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6?% senior notes due 2012. Bois d’Arc Energy was also a guarantor of and had agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. Following the Company’s initial public offering in May 2005, the Comstock provided credit facility was cancelled and Bois d’Arc Energy was released as a guarantor of Comstock’s debt.

Contingencies

From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Commitments

The Company rents office space under a noncancelable lease that expires on April 30, 2012. Rent expense for 2004 and 2005 was $88,000 and $286,000, respectively. Minimum future payments under the lease are as follows:

(In thousands)

2006	$377
2007	383
2008	388
2009	402
2010	412
Thereafter	560

$2,522

(10)	Related Party Transactions

An entity owned by the spouse of Wayne L. Laufer, the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc paid this entity $688,000 and $494,000 for accounting services in 2003 and 2004, respectively. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $128,000 for such services in 2005.

In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock provided accounting services for $240,000 annually. This agreement was subsequently modified in July 2005 to reduce the fees paid to Comstock to $60,000 annually. The Company paid Comstock $120,000 and $150,000 in 2004 and 2005, respectively under this service agreement.

(11)	Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred for oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2004	2005
	(In thousands)

Proved properties	$735,630	$920,725
Unproved properties	8,566	13,533
Accumulated depreciation, deletion and amortization	(233,243)	(274,434)

	$510,953	$659,824

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred

		Period from	Period from
		January 1,	Inception (July 16,
	Year Ended	2004	2004) to	Year Ended
	December 31,	to July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

Property acquisitions:
Proved properties	$5,222	$726	$—	$—
Unproved properties	1,438	2,049	120	5,159
Development costs	47,620	51,140	30,865	124,139
Exploration costs	51,452	31,298	30,261	77,750

	$105,732	$85,213	$61,246	$207,048

(12)	Exploration Venture

On July 31, 2001, Comstock Offshore entered into an exploration agreement with Bois d’Arc, which replaced an exploration agreement entered into on December 8, 1997 between the parties. The 2001 exploration agreement continued a joint exploration program between Comstock Offshore and Bois d’Arc covering the state coastal waters of Louisiana and Texas and corresponding federal offshore waters in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc generated exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and its extensive geological expertise in the region. Comstock Offshore advanced 100% of the funds for the acquisition of 3-D seismic data and leases. The amounts advanced by Comstock Offshore for leasehold and seismic data acquisitions were recorded as unevaluated properties and as exploration expense as the reimbursements or repayment of such advances by Bois d’Arc were not unconditional. The collection of the advances was subject to a drillable prospect being developed that Comstock Offshore, Bois d’Arc or other third parties would agree to drill. For each drillable prospect generated under the exploration venture, Comstock Offshore was reimbursed for all previously advanced costs and was entitled to a 40% non-promoted working interest in the prospect. The remaining interest in the prospect was retained by Bois d’Arc. Bois d’Arc sold a portion of the prospect interest to unrelated entities. In connection with the formation of Bois d’Arc Energy, the exploration agreement was terminated and Comstock Offshore and Bois d’Arc were reimbursed $12.7 million and $0.8 million, respectively, for advances made for undrilled prospects.

Under the exploration agreement, the principals of Bois d’Arc had the opportunity to earn warrants to purchase up to 1,620,000 shares of Common Stock of Comstock. Warrants to purchase 60,000 shares were earned for each prospect that resulted in a successful discovery. The exercise price on the warrants was determined based on the current market price for Comstock’s Common Stock on a semi-annual basis each year that the venture was in existence. The principals of Bois d’Arc earned warrants under the exploration agreement to purchase an aggregate of 900,000 and 240,000 shares of Comstock’s Common Stock in 2003 and the period from January 1, 2004 to July 15, 2004, respectively. The value of the warrants based on the Black-Scholes option pricing model was $8.36 per share or an aggregate of $7.5 million in 2003 and $9.69 per share or $2.3 million for the period from January 1, 2004 to July 15, 2004. Such amounts were capitalized by Comstock Offshore as a cost of oil and gas properties. Comstock Offshore included the value of these warrants in its payable to parent company.

(13)	Income Taxes

Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was a limited liability company, taxable income passed

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through to its unit owners. The Bois d’Arc Energy Predecessors were either individuals, partnerships or limited liability companies that pass through their taxable income to their owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy from May 10, 2005 through December 31, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon its conversion to a corporation on May 10, 2005, the Company established a $108.2 million provision for deferred income taxes.

The following is an analysis of the consolidated income tax expense for the period from May 10, 2005 to December 31, 2005:

(In thousands)

Current	$2,552
Deferred	123,256

$125,808

In 2005, Bois d’Arc Energy’s effective tax rate of 169.7% was different from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of these differences are as follows:

(In thousands)

Income tax (provision) at the federal statutory rate of 35%	$25,948
Benefit for period not taxed as an entity	(9,039)
Deferred taxes recognized upon conversion to a taxable entity	108,199
Nondeductible stock-based compensation	700

$125,808

Excluding the one time charge of $108.2 million recognized upon the conversion to a taxable entity, Bois d’Arc’s effective tax rate was 36% in 2005, which differed from the statutory rate of 35% because of state income taxes and also due to permanent book tax differences relating to stock-based compensation.

Pro forma income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for all periods presented. Therefore, the pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for all periods presented.

The following table presents the computation of the pro forma income tax expense:

		Period from	Period from
		January 1,	Inception (July 16,
	Year Ended	2004	2004) to	Year Ended
	December 31,	to July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

Income before income taxes	$52,668	$23,773	$15,248	$74,136
Effective pro forma income tax rate	35%	35%	38%	36%

Pro forma income tax expense	$18,434	$8,321	$5,807	$26,914

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2005 was as follows:

(In thousands)

Net deferred tax assets (liabilities):
Property and equipment	$(125,073)
Stock options	1,355
Other assets	462

$(123,256)

(14)	Supplementary Quarterly Financial Data (Unaudited)

2004 —

	Combined Bois d’Arc Energy
	Predecessors			Bois d’Arc Energy
	First	Second	Total	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$29,908	$40,433	$70,341	$37,358	$35,363	$72,721

Income from operations	$9,154	$18,997	$28,151	$10,393	$9,284	$19,677

Net income	$7,031	$16,742	$23,773	$7,635	$7,613	$15,248

Pro forma net income as if converted to a corporation	$4,570	$10,882	$15,452	$4,730	$4,711	$9,441

Net income per share (unit):
Basic				$0.15(1)	$0.15(1)	$0.30(1)

Diluted				$0.15(1)	$0.15(1)	$0.30(1)

Pro forma net income per share (unit):
Basic				$0.09(1)	$0.09(1)	$0.19(1)

Diluted				$0.09(1)	$0.09(1)	$0.19(1)

2005 —

	Bois d’Arc Energy
	First		Second		Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$43,476		$48,685		$43,434	$48,841	$184,436

Income from operations	$18,785		$20,713		$21,087	$17,193	$77,778

Net income	$17,062		$(92,441	)(2)	$13,269	$10,438	$(51,672)

Pro forma net income as if converted to a corporation	$10,974		$12,541		$13,269	$10,438	$47,222

Net income per share (unit):
Basic	$0.34	(1)	$(1.62)		$0.21	$0.17	$(0.89)

Diluted	$0.33	(1)	$(1.62	)(3)	$0.21	$0.16	$(0.89	)(3)

Pro forma net income per share (unit):
Basic	$0.21	(1)	$0.22		$0.21	$0.17	$0.82

Diluted	$0.21	(1)	$0.21		$0.21	$0.16	$0.79

(1)	LLC units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at inception.
(2)	Includes $108.2 million one time tax provision upon conversion to a taxable entity.
(3)	Basic and diluted are the same due to the net loss.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Bois d’Arc Energy’s net quantities of crude oil and natural gas reserves for each of the year ended December 31, 2003, the period from January 1, 2004 to July 15, 2004, the period from July 16, 2004 to December 31, 2004 and the year ended December 31, 2005:

			Period from		Period from Inception
	Year Ended		January 1, 2004 to		(July 16, 2004) to		Year Ended
	December 31,		July 15,		December 31,		December 31,
	2003		2004		2004		2005
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	18,350	143,157	19,518	204,744	18,436	183,887	18,732	192,935
Revisions of previous estimates	(1,620)	(2,024)	(845)	(39,298)	(623)	2,880	(969)	(22,043)
Extensions and discoveries	2,919	70,193	595	24,708	1,698	12,076	2,922	49,990
Purchases of minerals in place	1,330	8,649	—	—	—	—	—	—
Production	(1,461)	(15,231)	(832)	(6,267)	(779)	(5,908)	(1,155)	(14,896)

End of year	19,518	204,744	18,436	183,887	18,732	192,935	19,530	205,986

Proved Developed Reserves:
Beginning of year	12,374	96,320	14,185	152,915	14,214	161,297	14,278	167,730

End of year	14,185	152,915	14,214	161,297	14,278	167,730	15,316	175,838

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2003, 2004 and 2005:

	2003	2004	2005

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$1,911,143	$1,949,678	$3,234,675
Future Costs:
Production	(239,103)	(331,887)	(313,342)
Development and Abandonment	(135,709)	(124,121)	(169,238)
Income taxes	—	—	(920,987)

Future Net Cash Flows	1,536,331	1,493,670	1,831,108
10% Discount Factor	(472,282)	(496,946)	(548,683)

Standardized Measure of Discounted Future
Net Cash Flows	$1,064,049	$996,724	$1,282,425

Income taxes have been deducted only in 2005 because the Bois d’Arc Energy Predecessors are either individuals or partnerships or limited liability companies that pass through their taxable income to their owners and Bois d’Arc Energy was organized as a limited liability company prior to its conversion to a corporation in May 2005.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the year ended December 31, 2003, the period from January 1, 2004 to July 15, 2004, the period from July 16, 2004 to December 31, 2004 and for the year ended December 31, 2005:

			Period from
		Period from	Inception (July 16,
	Year Ended	January 1, 2004	2004) to	Year Ended
	December 31,	to July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(In thousands)

Standardized Measure, Beginning of Period	$655,370	$1,064,049	$993,124	$996,724
Net Change in Sales Price, Net of Production Costs	116,656	15,659	29,256	687,692
Development Costs Incurred During the Period Which Were Previously Estimated	28,508	50,354	19,523	28,319
Revisions of Quantity Estimates	(39,371)	(134,727)	(3,119)	(162,481)
Accretion of Discount	65,537	53,203	49,656	99,672
Changes in Future Development and Abandonment Costs	(18,269)	(22,097)	(11,274)	(22,674)
Extensions and Discoveries	319,652	90,215	90,093	475,944
Purchases of Reserves in Place	56,311	—	—	—
Sales, Net of Production Costs	(111,160)	(55,108)	(56,119)	(147,347)
Changes in Timing of Production	(9,185)	(68,424)	(114,416)	(27,815)
Net Changes in Income Taxes	—	—	—	(645,609)

Standardized Measure, End of Period	$1,064,049	$993,124	$996,724	$1,282,425

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were estimated by Lee Keeling and Associates, Inc., independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. Substantially all of Bois d’Arc Energy’s reserves are located offshore in the federal and state waters of the Gulf of Mexico.

Future cash inflows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

Bois d’Arc Energy’s average year-end prices used in the reserve estimates were as follows:

	2003	2004	2005

Crude Oil (Per Barrel)	$31.50	$42.14	$57.92
Natural Gas (Per Mcf)	$6.33	$6.01	$10.21

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

Exhibit Index

Exhibit No.		Description

3	.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3	.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1		Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2		Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3		Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4		First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5		Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6		Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7		Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1		Amended and Restated Credit Agreement, dated February 25, 2004, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.2		Amendment No. 1 dated March 31, 2004 to the Amended and Restated Credit Agreement, among Comstock, the lenders named therein, Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q the quarter ended June 30, 2004).
10.3		Amendment No. 2 dated July 16, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, and the Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q the quarter ended March 31, 2004).
10	.4*	Amendment No. 3 dated December 30, 2005 to the Amended and Restated Credit Agreement among Comstock, the lenders names therein, and the Bank of Montreal, as administrative agent and issuing bank.
10	.5#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.6#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10	.7#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.8#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit No.		Description

10	.9#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10	.10#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10	.11#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10	.12#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.13		Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.15		Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16		Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 33-119511)).
10.17		Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.18		Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10	.19*	First Amendment to the Lease Agreement dated August 25, 2005 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
21	*	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
23	.2*	Consent of Independent Petroleum Engineers.
31	.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.