Form 10-K/A
period 2005-12-31
COMSTOCK RESOURCES INC
filed 2006-03-20
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (the “Amendment”) is being filed to (i) correct the headings in the table presenting our proved reserves at December 31, 2005 appearing in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Original Filing”) and (ii) correct certain typographical errors contained in the audited financial statements of Bois d’Arc Energy, Inc. (pages F-30 through F-51) and conform such financial statements to the audited financial statements filed with Bois d’Arc Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005. Except for the matters described above, this Amendment does not modify or update any disclosures contained in the Original Filing.

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

Our proved reserves at December 31, 2005 and our 2005 average daily production are summarized below:

	Reserves at December 31, 2005				2005 Daily Production
				% of				% of
	Oil	Gas	Total	Total	Oil	Gas	Total	Total
	(MBbls)	(MMcf)	(MMcfe)		(MBbls/d)	(MMcf/d)	(MMcfe/d)

East Texas/North Louisiana	1,107	251,983	258,623	51.2%	0.3	38.7	40.3	44.4%
Southeast Texas	2,416	73,111	87,606	17.4%	0.4	17.5	20.2	22.2%
South Texas	863	44,204	49,381	9.8%	0.2	10.3	11.5	12.7%
Mississippi	7,428	849	45,420	9.0%	1.0	—	5.8	6.4%
Other Regions	229	62,269	63,646	12.6%	0.1	12.2	13.0	14.3%

Total	12,043	432,416	504,676	100.0%	2.0	78.7	90.8	100.0%

Share of Bois d’Arc Energy(1)	9,365	98,770	154,958		1.7	21.5	31.6

(1)	Represents our proportionate ownership of reserves and production of Bois d’Arc Energy.

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

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).

Exhibit No.	Description

4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1	Amended and Restated Credit Agreement, dated February 25, 2004, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.2	Amendment No. 1 dated March 31, 2004 to the Amended and Restated Credit Agreement, among Comstock, the lenders named therein, Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q the quarter ended June 30, 2004).
10.3	Amendment No. 2 dated July 16, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, and the Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q the quarter ended March 31, 2004).
10.4†	Amendment No. 3 dated December 30, 2005 to the Amended and Restated Credit Agreement among Comstock, the lenders names therein, and the Bank of Montreal, as administrative agent and issuing bank.
10.5#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.6#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.7#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.8#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.9#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.10#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit No.	Description

10.11#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10.12#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.13	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.15	Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16	Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 33-119511)).
10.17	Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.18	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.19†	First Amendment to the Lease Agreement dated August 25, 2005 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
21†	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2†	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.
†	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2006

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	March 20, 2006

/s/ DAVID K. LOCKETT David K. Lockett	Director	March 20, 2006

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	March 20, 2006

/s/ DAVID W. SLEDGE David W. Sledge	Director	March 20, 2006

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	March 20, 2006

INDEX

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2004 and 2005	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2003, 2004 and 2005	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2004 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

BOIS d’ARC ENERGY, INC. AND SUBSIDIARIES:
Report of Independent Registered Public Accounting Firm	F-30
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-31
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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Income Taxes

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2004 and 2005 were as follows:

	2004	2005
	(In thousands)

Net deferred tax assets (liabilities):
Current:
Unrecognized loss from derivatives	$—	$3,935
Net operating loss carryforward	—	387
Other	—	117

	$—	$4,439

Long term:
Property and equipment	$(117,782)	$(66,802)
Other assets	815	508
Unrealized gain on equity investment	—	(66,825)
Net operating loss carryforward	18,685	14,854
Valuation allowance on net operating loss carryforward	(8,043)	(8,043)
Other carryforwards	6,874	6,827

	$(99,451)	$(119,481)

The following is an analysis of the consolidated income tax expense:

	2003	2004	2005
	(In thousands)

Current	$1,700	$5,603	$4,614
Deferred	27,982	20,739	31,201

	$29,682	$26,342	$35,815

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

ERNST & YOUNG LLP

March 13, 2006
Dallas, Texas

BOIS d’ARC ENERGY, INC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2005

	December 31,
	2004	2005
	(In thousands)

ASSETS
Cash and cash equivalents	$2,416	$12,043
Accounts receivable:
Oil and gas sales	9,140	25,520
Joint interest operations	5,558	8,364
Other current assets	1,476	4,245

Total current assets	18,590	50,172
Oil and gas properties, using successful efforts accounting:
Proved properties	291,227	299,947
Unproved properties	8,566	13,533
Wells and related equipment and facilities	444,403	620,777
Accumulated depreciation, depletion and amortization	(233,243)	(274,434)

Net oil and gas properties	510,953	659,824
Other property and equipment, net of accumulated depreciation of $1,436 and $875 at December 31, 2004 and 2005, respectively	524	2,107
Other assets	516	799

	$530,583	$712,902

LIABILITIES AND EQUITY
Accounts payable	20,103	48,005
Accrued expenses	14,676	18,401

Total current liabilities	34,779	66,406
Bank credit facility	—	69,000
Payable to Comstock Resources	148,066	—
Deferred income taxes payable	—	123,256
Reserve for future abandonment costs	28,253	35,034
Commitments and contingencies
Stockholders’ and members’ equity:
Class A Units, 10,000 units outstanding at December 31, 2004	10	—
Class B Units, 50,000,000 units outstanding at December 31, 2004	304,227	—
Common stock, $0.01 par, 100,000,000 shares authorized, 64,155,000 outstanding at December 31, 2005	—	642
Additional paid-in capital	—	454,988
Retained earnings (deficit)	15,248	(36,424)

Total stockholders’ equity	319,485	419,206

	$530,583	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2003 and the Period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENT OF OPERATIONS
For the Period from Inception (July 16, 2004) to December 31, 2004 and for the Year Ended December 31, 2005

	Combined Bois d’Arc Energy
	Predecessors		Bois d’Arc Energy
			Period from
		Period from	Inception
		January 1,	(July 16,
	Year Ended	2004 to	2004) to	Year Ended
	December 31,	July 15,	December 31,	December 31,
	2003	2004	2004	2005
	(Amounts in thousands except per share amounts)

Oil and gas sales	$133,450	$70,341	$72,721	$184,436
Operating expenses:
Oil and gas operating	22,290	15,233	16,602	37,089
Exploration	800	2,676	12,040	16,794
Depreciation, depletion and amortization	44,285	22,831	21,761	42,854
Impairment	500	—	—	590
General and administrative, net	3,481	1,450	2,641	9,331

Total operating expenses	71,356	42,190	53,044	106,658

Income from operations	62,094	28,151	19,677	77,778
Other income (expense):
Interest income	154	75	74	222
Interest expense	(9,580)	(4,453)	(2,665)	(3,775)
Formation costs	—	—	(1,838)	—
Loss on sale of assets	—	—	—	(89)

Total other income (expense)	(9,426)	(4,378)	(4,429)	(3,642)

Net income before income taxes	52,668	23,773	15,248	74,136
Provision from income taxes	—	—	—	(125,808)

Net income before cumulative effect of change in accounting principle	52,668	23,773	15,248	(51,672)
Cumulative effect of change in accounting principle	(739)	—	—	—

Net income	$51,929	$23,773	$15,248	$(51,672)

Income (loss) per share (unit):
Basic			$0.30	$(0.89)

Diluted			$0.30	$(0.89)

Weighted average common and common stock equivalent (units) shares outstanding:
Basic			50,000	57,909

Diluted			50,485	57,909

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$52,668	$23,773	$15,248	$74,136
Pro forma provision for income taxes	(18,434)	(8,321)	(5,807)	(26,914)

Pro forma net income	$34,234	$15,452	$9,441	$47,222

Pro forma earnings per share (unit):
Basic			$0.19	$0.82

Diluted			$0.19	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic			50,000	57,909

Diluted			50,485	59,655

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
	(In thousands)

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

Basis of Presentation

The accompanying financial statements reflect the consolidated results of the Company, including the financial position as of December 31, 2004 and 2005, the results of operations and cash flows for the period from Inception through December 31, 2004 and for the year ended December 31, 2005, and the combined results of operations and cash flows of the Bois d’Arc Energy Predecessors for the year ended December 31, 2003 and for the period from January 1, 2004 to July 15, 2004. The Bois d’Arc Energy Predecessors commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy Predecessors combined their respective Gulf of Mexico offshore properties into Bois d’Arc Energy, a newly formed limited liability company until its conversion to a corporation on May 10, 2005. Comstock Offshore and Bois d’Arc conducted joint exploration activities continuously for seven and one-half years and had interests in the same offshore properties. At the time of its formation, ownership in Bois d’Arc Energy was based on the relative values of the properties that each entity contributed, approximately 60% by Comstock and 40% by the Bois d’Arc

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participants. The operating agreement of Bois d’Arc Energy provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, prior to its conversion to a corporation, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

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

	Period From Inception
	(July 16, 2004)
	through December 31, 2004
			Per
		Units(1)	Unit(1)
	Income	(Shares)	(Share)
	(In thousands, except per unit amounts)

Basic Earnings Per Unit (Share):
Net Income	$15,248	50,000	$0.30

Diluted Earnings Per Unit (Share):
Net Income	$15,248	50,000
Effect of Dilutive Securities:
Unit (Share) Grants and Options	—	485

Net Income Available to Unitholders (Stockholders) With Assumed Conversions	$15,248	50,485	$0.30

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
				Per
		Shares		Share
	Income	(Units)(1)		(Unit)(1)
	(In thousands, except per share amounts)

Basic Earnings Per Share (Unit):
Net Loss	$(51,672)	57,909		$(0.89)

Diluted Earnings Per Share (Unit):
Net Loss	$(51,672)	57,909
Effect of Dilutive Securities:
Stock (Unit) Grants and Options	—	—	(2)

Net Loss Available to Common Stockholders (Unitholders) With Assumed Conversions	$(51,672)	57,909		$(0.89)

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.
(2)	For the year ended December 31, 2005 the effect of stock grants and options would have been anti-dilutive to the net loss.

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

On July 16, 2004, the Company’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect the Company’s conversion to a corporation (as restated, the “Incentive Plan”). The Incentive Plan authorizes the grant of non-qualified options to purchase shares of common stock and the grant of restricted shares of Common Stock. The options under the Incentive Plan have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of Common Stock of the Company. The initial awards of options to purchase Class B units under the Incentive Plan were each converted to options to purchase one share of Common Stock in connection with the Company’s conversion to a corporation.

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

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of the initial grants of options to purchase class B units was determined to be $4.55 per option using the Black-Scholes option pricing model and the following assumptions: exercise price of $6.00 per unit; fair value on the date of issuance of $8.42 per unit; dividend yield of 0%; expected volatility of 29.8%; risk-free interest rate of 4.0% and average expected life of 7.5 years. The fair value of the 2005 option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.3%; expected life of 8.9 years; expected volatility factor of 37.8; and 0% dividend yield. The estimated weighted average fair value of options to purchase one share of common stock issued under the Company’s incentive plans was $4.55 in 2004 and $7.63 in 2005. Compensation expense recognized for stock options for the period from Inception through December 31, 2004 and for the year ended December 31, 2005 was $1.2 million and $2.8 million, respectively.

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

Guarantees of Comstock Debt

In consideration for the $200.0 million credit facility provided by Comstock prior to the Company’s initial public offering, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6 7/8% senior notes due 2012. Bois d’Arc Energy was also a guarantor of and had agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. Following the Company’s initial public offering in May 2005, the Comstock provided credit facility was cancelled and Bois d’Arc Energy was released as a guarantor of Comstock’s debt.

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

Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was a limited liability company, taxable income passed through to its unit owners. The Bois d’Arc Energy Predecessors were either individuals, partnerships or limited

BOIS d’ARC ENERGY, INC.

BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability companies that pass through their taxable income to their owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy from May 10, 2005 through December 31, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon its conversion to a corporation on May 10, 2005, the Company established a $108.2 million provision for deferred income taxes.

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

Exhibit Index

Exhibit No.		Description

3	.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3	.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2		Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1		Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2		Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3		Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4		First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5		Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6		Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7		Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1		Amended and Restated Credit Agreement, dated February 25, 2004, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.2		Amendment No. 1 dated March 31, 2004 to the Amended and Restated Credit Agreement, among Comstock, the lenders named therein, Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q the quarter ended June 30, 2004).
10.3		Amendment No. 2 dated July 16, 2004 to the Amended and Restated Credit Agreement among Comstock, the lenders named therein, and the Bank of Montreal, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q the quarter ended March 31, 2004).
10	.4†	Amendment No. 3 dated December 30, 2005 to the Amended and Restated Credit Agreement among Comstock, the lenders names therein, and the Bank of Montreal, as administrative agent and issuing bank.
10	.5#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.6#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10	.7#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10	.8#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit No.		Description

10	.9#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10	.10#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10	.11#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10	.12#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.13		Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.15		Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.16		Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 33-119511)).
10.17		Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.18		Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10	.19†	First Amendment to the Lease Agreement dated August 25, 2005 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
21	†	Subsidiaries of the Company.
23	.1*	Consent of Ernst & Young LLP.
23	.2†	Consent of Independent Petroleum Engineers.
31	.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.
†	Previously filed.