Form 10-Q
period 2006-03-31
COMSTOCK RESOURCES INC
filed 2006-05-10
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2006
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of May 10, 2006 was 42,980,762.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For The Quarter Ended March 31, 2006
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	4
Consolidated Statements of Operations - Three Months ended March 31, 2006 and 2005	5
Consolidated Statement of Stockholders’ Equity - Three months ended March 31, 2006	6
Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005	7
Notes to Consolidated Financial Statements	8
Independent Accountants’ Review Report	15

Consolidated Financial Statements of Bois d’Arc Energy, Inc.:

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005	16
Consolidated Statements of Operations - Three Months ended March 31, 2006 and 2005	17
Consolidated Statement of Changes in Stockholders’ Equity - Three months ended March 31, 2006	18
Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005	19
Notes to Consolidated Financial Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosure About Market Risks	31

Item 4. Controls and Procedures	32

PART II. Other Information

Item 6. Exhibits	33

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Section 906 Certification of the CEO
Section 906 Certification of the CFO
Awareness Letter
Section 302 Certification of CEO
Section 302 Certification of CFO
Certification for the CEO - Section 906
Certification for the CFO - Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS

Cash and Cash Equivalents	$3,320	$89
Accounts Receivable:
Oil and gas sales	26,670	37,646
Joint interest operations	7,141	5,553
Other Current Assets	3,105	9,482

Total current assets	40,236	52,770
Property and Equipment:
Unevaluated oil and gas properties	11,989	10,723
Oil and gas properties, successful efforts method	1,066,192	1,018,341
Other	3,311	3,342
Accumulated depreciation, depletion and amortization	(341,639)	(325,478)

Net property and equipment	739,853	706,928
Investment in Bois d’Arc Energy	260,181	252,134
Other Assets	4,575	4,831

	$1,044,845	$1,016,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$41,741	$44,216
Accrued Expenses	8,749	12,659
Unrealized Loss on Derivatives	2,414	11,242

Total current liabilities	52,904	68,117
Long-term Debt	243,000	243,000
Deferred Income Taxes Payable	131,162	119,481
Reserve for Future Abandonment Costs	3,291	3,206

Total liabilities	430,357	433,804
Commitments and Contingencies
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 42,980,762 and 42,969,262 shares outstanding at March 31, 2006 and December 31, 2005, respectively	21,491	21,485
Additional paid-in capital	340,985	338,996
Retained earnings	252,012	222,378

Total stockholders’ equity	614,488	582,859

	$1,044,845	$1,016,663

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per share amounts)
Oil and gas sales	$69,891	$69,822
Operating expenses:
Oil and gas operating	13,855	13,187
Exploration	344	2,085
Depreciation, depletion and amortization	16,292	17,353
General and administrative	4,894	4,188

Total operating expenses	35,385	36,813

Income from operations	34,506	33,009
Other income (expenses):
Interest income	168	748
Other income	54	104
Interest expense	(4,406)	(5,798)
Equity in earnings of Bois d’Arc Energy	8,047	—
Gain (loss) on derivatives	8,125	(3,238)

Total other income (expenses)	11,988	(8,184)

Income before income taxes	46,494	24,825
Provision for income taxes	(16,860)	(8,937)

Net income	$29,634	$15,888

Net income per share:
Basic	$0.70	$0.45

Diluted	$0.68	$0.43

Weighted average common and common stock equivalent shares outstanding:
Basic	42,051	34,999

Diluted	43,429	37,356

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
	(In thousands)
Balance at January 1, 2006	$21,485	$338,996	$222,378	$582,859
Stock based compensation	—	1,681	—	1,681
Exercise of stock options	6	111	—	117
Excess tax benefit from stock-based compensation	—	197	—	197
Net income	—	—	29,634	29,634

Balance at March 31, 2006	$21,491	$340,985	$252,012	$614,488

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,634	$15,888
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and leasehold impairments	75	208
Depreciation, depletion and amortization	16,292	17,353
Stock-based compensation	1,681	1,795
Excess tax benefit from stock-based compensation	(197)	—
Deferred income taxes	15,472	7,820
Debt issuance cost amortization	236	236
Equity in earnings of Bois d’Arc Energy	(8,047)	—
(Gain) loss on derivatives	(8,125)	3,238
Decrease in accounts receivable	9,388	3,847
(Increase) decrease in other current assets	2,783	(970)
Decrease in accounts payable and accrued expenses	(6,385)	(9,712)

Net cash provided by operating activities	52,807	39,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(49,187)	(46,249)
Advances to Bois d’Arc Energy	—	(6,432)
Payments to settle derivatives	(703)	—
Acquisition deposit	—	(9,664)

Net cash used for investing activities	(49,890)	(62,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	26,000
Principal payments on debt	—	(123)
Proceeds from issuance of common stock	117	4,671
Excess tax benefit from stock-based compensation	197	—

Net cash provided by financing activities	314	30,548

Net increase in cash and cash equivalents	3,231	7,906
Cash and cash equivalents, beginning of period	89	2,703

Cash and cash equivalents, end of period	$3,320	$10,609

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(1) SIGNIFICANT ACCOUNTING POLICIES -
  Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2006 and the related results of operations and cash flows for the three months ended March 31, 2006 and 2005.
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2005.
     These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.
     The results of operations for the three months ended March 31, 2006 are not necessarily an indication of the results expected for the full year.
     Investment in Bois d’Arc Energy
     As of March 31, 2005, Comstock owned 60% of Bois d’Arc Energy, LLC, a limited liability company that conducted exploration, development and production operations in state and federal waters in the Gulf of Mexico. Comstock accounted for its interest in Bois d’Arc Energy, LLC based on its proportionate ownership in such entity until May 10, 2005 when Bois d’Arc Energy, LLC was converted to a corporation and changed its name to Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”). On May 11, 2005 Bois d’Arc Energy completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. Bois d’Arc Energy sold 12.0 million shares of common stock and received net proceeds of $145.1 million and a selling stockholder sold 1.5 million shares. On May 11, 2005, Bois d’Arc Energy used the proceeds from its initial public offering together with borrowings under a new bank credit facility to repay $158.1 million in outstanding advances from Comstock. As a result of Bois d’Arc Energy’s conversion to a corporation and the initial public offering, Comstock’s ownership in Bois d’Arc Energy decreased to 48% and Comstock discontinued accounting for its interest in Bois d’Arc Energy using the proportionate consolidation method and began using the equity method to account for its investment in Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Comstock’s investment in Bois d’Arc Energy represents the value of the assets contributed at the time of Bois d’Arc Energy’s formation, the Company’s 60% interest in the undistributed earnings of Bois d’Arc Energy from inception through May 10, 2005, the portion of Bois d’Arc Energy’s net income attributable to the Company’s interest in the outstanding common stock of Bois d’Arc Energy since the adoption of the equity method of accounting for this investment, and the gain recognized based on the Company’s share of the amount that Bois d’Arc Energy’s equity increased as a result of the sale of shares in Bois d’Arc Energy’s initial public offering.
     Bois d’Arc Energy’s common stock is traded on the New York Stock Exchange under the ticker symbol “BDE.” The fair value of the Company’s investment in Bois d’Arc Energy as of March 31, 2006 was $498.4 million based upon the closing price for Bois d’Arc Energy shares on that date of $16.65 per share.
     Financial information reported by Bois d’Arc Energy is summarized below:
          Balance Sheet:

	March 31,	December 31,
	2006	2005
	(In thousands)
Current assets	$39,572	$50,172
Property and equipment, net	691,436	661,931
Other assets	720	799

Total assets	$731,728	$712,902

Current liabilities	$50,992	$66,406
Long-term debt	76,000	69,000
Deferred taxes payable	131,508	123,256
Reserve for future abandonment costs	35,778	35,034

Total liabilities	294,278	293,696
Stockholders’ equity	437,450	419,206

Total liabilities and stockholders’ equity	$731,728	$712,902

          Income Statement:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues	$61,833	$43,476
Operating Income	27,228	18,785
Net Income (Loss)	16,781	17,062

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Income Taxes
     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate of 36% for the three months ended March 31, 2006 is due to permanent book tax differences, primarily nondeductible stock based compensation.
     The following is an analysis of the consolidated income tax expense:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Current	$1,388	$1,117
Deferred	15,472	7,820

Provision for Income Taxes	$16,860	$8,937

     Stock-Based Compensation
     Effective January 1, 2006 Comstock adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the three months ended March 31, 2006. During the three months ended March 31, 2006 and 2005, the Company recognized $1.7 million and $1.8 million, respectively, in stock-based compensation expense within general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.2 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively.
     Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. Upon adoption of SFAS 123R effective January 1, 2006, $197,000 of tax benefits have been included in cash flows from financing activities for the three months ended March 31, 2006.
     Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. There were no options granted during the three months ended March 31, 2006. Total compensation expense recognized for all outstanding stock options for the three months ended March 31, 2006 and 2005 was $143,000 and $479,000, respectively. During the three months ended March 31, 2006, options to purchase 11,500 shares were exercised with an intrinsic value of $223,000. Total unrecognized compensation cost related to non-vested stock options of $1.8 million is expected to be recognized over a weighted-average period of 3.7 years. A summary of outstanding and exercisable options as of March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	1,722,470	$9.83	3.0 years	$34,494
Options Exercisable	1,580,970	$8.09	2.5 years	$34,143

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. There were no restricted stock grants during the three months ended March 31, 2006. Total compensation cost recognized for restricted stock grants for the three months ended March 31, 2006 and 2005 was $1.5 million and $1.3 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $17.4 million as of March 31, 2006, is expected to be recognized over a weighted average period of 3.8 years. As of March 31, 2006 the Company had 919,500 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $23.43.
     Asset Retirement Obligations
     Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Future abandonment liability — beginning of period	$3,206	$19,248
Accretion expense	52	299
New wells placed on production	40	570
Liabilities settled	(7)	(130)

Future abandonment liability — end of period	$3,291	$19,987

     Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, were determined as follows:

	Three Months Ended March 31,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$29,634	42,051	$0.70	$15,888	34,999	$0.45

Diluted Earnings Per Share:
Net Income	$29,634	42,051		$15,888	34,999
Effect of Dilutive Securities:
Stock Grants and Options	—	1,378		—	2,357

Net Income Available to Common Stockholders With Assumed Conversions	$29,634	43,429	$0.68	$15,888	37,356	$0.43

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
     The following table sets forth the derivative financial instruments outstanding at March 31, 2006 which relate to Comstock’s natural gas production:

			Delivery	Type of
Period Beginning	Period Ending	Volume MMBtu	Location	Instrument	Floor Price	Ceiling Price
April 1, 2006	December 31, 2006	2,304,000	Henry Hub	Collar	$4.50	$9.02

April 1, 2006	December 31, 2006	1,800,000	Houston Ship Channel	Collar	$4.50	$8.25
     The fair value of the Company’s derivative contracts held for price risk management at March 31, 2006 was a liability of $2.4 million. Comstock did not designate these instruments as cash flow hedges and accordingly, an unrealized gain on derivatives of $8.8 million was recorded for the three months ended March 31, 2006 and an unrealized loss of $3.2 million was recorded for the three months ended March 31, 2005 to reflect the change in this liability since December 31, 2005 and December 31, 2004, respectively. The Company realized losses of $0.7 million for the three months ended March 31, 2006 to settle derivative positions.
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows —

	For the Three Months
	Ended March 31,
	2006	2005
	(In thousands)
Cash Payments —
Interest payments	$7,295	$8,666
Income tax payments	$2,123	$56
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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Set forth in the following table is certain unaudited pro forma financial information for the three months ended March 31, 2005. This information has been prepared assuming the EnSight Acquisition was consummated on January 1, 2005 and is based on estimates and assumptions deemed appropriate by Comstock. The pro forma information is presented for illustrative purposes only. If the transaction had occurred in the past, Comstock’s operating results might have been different from those presented in the following table. The pro forma information should not be relied upon as an indication of the operating results that Comstock would have achieved if the transaction had occurred on January 1, 2005. The pro forma information also should not be used as an indication of the future results that Comstock will achieve after the acquisition.

For the Three
Months Ended
March 31, 2005
(In thousands, except
per share amounts)
Oil and gas sales	$79,159
Income from operations	36,816
Net income	17,940
Net income per share:
Basic	$0.45
Diluted	$0.43
Weighted average common and common stock equivalent shares outstanding:
Basic	39,544
Diluted	41,901
(3) LONG-TERM DEBT -
     At March 31, 2006, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$68,000
6 7/8% Senior Notes due 2012	175,000

$243,000

     Comstock has $175.0 million of 6 7/8% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. These notes are unsecured obligations of the Company and are guaranteed by the Company’s wholly owned subsidiaries. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent, which is guaranteed by the Company’s wholly owned subsidiaries. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Indebtedness under the credit facility is secured by Comstock’s wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $350.0 million as of March 31, 2006. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
of consolidated debt that Comstock may incur and limit its ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. Comstock was in compliance with these covenants as of March 31, 2006.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 13, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Dallas, Texas
May 9, 2006

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS

Cash and cash equivalents	$7,593	$12,043
Accounts Receivable:
Oil and gas sales	20,144	25,520
Joint interest operations	9,443	8,364
Prepaid Expenses	2,392	4,245

Total current assets	39,572	50,172
Property and Equipment:
Proved properties	301,680	299,947
Unevaluated properties	12,579	13,533
Wells and related equipment and facilities	663,348	620,778
Accumulated depreciation, depletion and amortization	(288,193)	(274,434)

Net oil and gas properties	689,414	659,824
Other Property and Equipment, net of accumulated depreciation of $963 and $875 as of March 31, 2006 and December 31, 2005, respectively	2,022	2,107
Other Assets	720	799

	$731,728	$712,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$31,838	$48,005
Accrued Expenses	19,154	18,401

Total current liabilities	50,992	66,406
Long-Term Debt	76,000	69,000
Deferred Income Taxes Payable	131,508	123,256
Reserve for Future Abandonment Costs	35,778	35,034

Total liabilities	294,278	293,696
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 64,170,000 and 64,155,000 outstanding at March 31, 2006 and December 31, 2005, respectively	642	642
Additional paid-in capital	456,451	454,988
Retained earnings (deficit)	(19,643)	(36,424)

Total stockholders’ equity	437,450	419,206

	$731,728	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands except per share or
	unit amounts)
Oil and gas sales	$61,833	$43,476
Operating expenses:
Oil and gas operating	12,440	7,707
Exploration	4,531	3,136
Depreciation, depletion and amortization	14,393	11,821
General and administrative	3,241	2,027

Total operating expenses	34,605	24,691

Income from operations	27,228	18,785
Other income (expenses):
Interest income	69	45
Interest expense	(1,077)	(1,768)

Total other expenses	(1,008)	(1,723)

Income before income taxes	26,220	17,062
Provision for income taxes	(9,439)	—

Net income	$16,781	$17,062

Income per share (unit):
Basic	$0.27	$0.34

Diluted	$0.26	$0.33

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes		$17,062
Pro forma provision for income taxes		(6,088)

Pro forma net income		$10,974

Pro forma earnings per share (unit):
Basic		$0.22

Diluted		$0.21

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	62,429	50,000

Diluted	64,429	51,627

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Unaudited)

		Additional	Retained
	Common	Paid in	Earnings
	Stock	Capital	(Deficit)	Total
	(In thousands)
Balance at January 1, 2006	$642	$454,988	$(36,424)	$419,206
Stock-based compensation	—	1,463	—	1,463
Net income	—	—	16,781	16,781

Balance at March 31, 2006	$642	$456,451	$(19,643)	$437,450

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,781	$17,062
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,252	—
Dry holes and leasehold impairments	3,306	—
Depreciation, depletion and amortization	14,393	11,821
Stock-based compensation	1,463	1,357
Amortization of loan costs	79	—
(Increase) decrease in accounts receivable	4,297	(4,112)
(Increase) decrease in prepaid expenses	1,853	(90)
Decrease in accounts payable and accrued expenses	(17,673)	(4,303)

Net cash provided by operating activities	32,751	21,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,201)	(36,232)

Net cash used for investing activities	(44,201)	(36,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	—	16,030
Borrowings under bank credit facility	42,000	—
Principal payments on bank credit facility	(35,000)	—

Net cash provided by financing activities	7,000	16,030

Net increase (decrease) in cash and cash equivalents	(4,450)	1,533
Cash and cash equivalents, beginning of period	12,043	2,416

Cash and cash equivalents at end of period	$7,593	$3,949

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(1) ORGANIZATION —
     Bois d’Arc Energy, Inc. (“Bois d’Arc Energy” or the “Company”) is engaged in the exploration for and production of oil and natural gas in the Gulf of Mexico and is the successor to Bois d’Arc Energy, LLC following its conversion from a limited liability company to a corporation on May 10, 2005. References herein to “Bois d’Arc Energy” or the “Company” include Bois d’Arc Energy, LLC prior to its conversion to a corporation.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —
     Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and the related results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005, respectively.
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the three months ended March 31, 2006 are not necessarily an indication of the results expected for the full year.
     Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
     General and Administrative Expense
     General and administrative expense was reduced by operating fee income received of $0.5 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. The operating fee income is a reimbursement of the Company’s general and administrative expense. General and administrative expense include fees paid to Comstock Resources, Inc. (“Comstock”) of $15,000 and $60,000 for the three months ended March 31, 2006 and 2005, respectively, for accounting services under a service agreement.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
     Stock-Based Compensation
     Effective January 1, 2006 Bois d’Arc Energy adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the three months ended March 31, 2006. During the three months ended March 31, 2006 and 2005, the Company recognized $1.5 million and $1.4 million, respectively, in stock-based compensation expense within general and administrative expenses.
     Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. The Company had no excess tax benefits from stock-based compensation for the three months ended March 31, 2006.
     Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 50,000 shares at an exercise price of $15.48 were granted during the three months ended March 31, 2006. The fair value of the options awarded was $9.15 per option share. Total compensation expense recognized for all outstanding stock options for the three months ended March 31, 2006 and 2005 was $747,000 and $628,000, respectively. Total unrecognized compensation cost related to non-vested stock options of $10.7 million is expected to be recognized over a weighted-average period of 5.0 years. A summary of outstanding and exercisable options as of March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	3,107,000	$6.89	8.3 years	$30,310
Options Exercisable	560,000	$6.00	8.3 years	$5,964
     Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 25,000 shares were made during the three months ended March 31, 2006. The value of the grants awarded were $15.48 per share. Total compensation cost recognized for restricted stock grants for the three months ended March 31, 2006 and 2005 was $716,000 and $729,000, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $10.0 million as of March 31, 2006, is expected to be recognized over a weighted average period of 5 years. As of March 31, 2006 the Company had 1,741,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.92.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Income Taxes
     Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy for the quarter ended March 31, 2006 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate of 36% for the three months ended March 31, 2006 is due to permanent book tax differences, primarily nondeductible stock based compensation.
     The following is an analysis of the Company’s consolidated income tax expense:

Three Months
Ended
March 31, 2006
(In thousands)
Current	$1,187
Deferred	8,252

Provision for Income Taxes	$9,439

     Pro Forma Income Tax Information
     The pro forma unaudited income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for the period presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for the period presented.
     The following table presents the computation of the pro forma income tax expense:

Three Months
Ended
March 31, 2005
(In thousands)
Income before income taxes	$17,062
Effective pro forma income tax rate	36%

Pro forma income tax expense	$6,088

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Earnings Per Share (Unit)
     Basic earnings per share (unit) is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share (unit) is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share (unit) for the three months ended March 31, 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from the inception of the Company as follows:

	Three Months Ended March 31, 2006
			Per
	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$16,781	62,429	$0.27

Diluted Earnings Per Share:
Net Income	$16,781	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,820

Net Income Available to Common Stockholders With Assumed Conversions	$16,781	64,249	$0.26

	Three Months Ended March 31, 2005
			Per
	Income	Units(1)	Unit (1)
	(In thousands, except per share amounts)
Basic Earnings Per Unit:
Net Income	$17,062	50,000	$0.34

Diluted Earnings Per Unit:
Net Income	$17,062	50,000
Effect of Dilutive Securities:
Unit Grants and Options	—	1,627

Net Income Available to Unitholders With
Assumed Conversions	$17,062	51,627	$0.33

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at the inception of Bois d’Arc Energy, LLC.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $1.4 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. Cash paid for income taxes was $1.0 million for the three months ended March 31, 2006. The Company was organized as a limited liability company during the three months ended March 31, 2005 and did not pay income taxes during this period.
     Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the three months ended March 31, 2006 and 2005:

	Three months
	Ended March 31,
	2006	2005
	($ in thousands)
Future abandonment liability — beginning of period	$35,034	$28,253
Accretion expense	546	439
New wells drilled	198	921
Liabilities settled	—	(218)

Future abandonment liability — end of period	$35,778	$29,395

(3) LONG-TERM DEBT —
     On May 11, 2005, the Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $100.0 million as of March 31, 2006. The borrowing base was increased to $150.0 million effective May 8, 2006. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of March 31, 2006.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
(4) PAYABLE TO COMSTOCK RESOURCES —
     In connection with the Company’s formation, Comstock provided a $200.0 million credit facility. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.1 million under the Comstock provided credit facility with proceeds from its initial public offering and borrowings under its new bank credit facility. Interest expense of $1.8 million was charged by Comstock under the credit facility during the three months ended March 31, 2005.
(5) STOCKHOLDERS’ EQUITY —
     Prior to the conversion to a corporation, Bois d’Arc Energy had three classes of membership units — class A, class B and class C units. Class A units represented an interest in the capital of the Company but no interest in the profits of the Company and had voting rights. Class B units represented an interest in the capital and profits of the Company and had no voting or other decision-making rights except as required by applicable law. Class C units represented an interest only in the profits of the Company and had no voting or other decision-making rights except as required by applicable law. In connection with the Company’s conversion from a limited liability company to a corporation, all outstanding limited liability units were converted into shares of common stock except for the Class A units which were redeemed at a price of $1 per unit. The Company issued 50,000,000 shares of common stock for all of the Class B units and 2,145,000 restricted shares of common stock for all of the Class C units.
     On May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. The Company sold 12,000,000 shares of common stock and received proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.
(6) COMMITMENTS AND CONTINGENCIES —
     Contingencies
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.
(7) RELATED PARTY TRANSACTIONS —
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $10,000 and $49,000 for such services for the three months ended March 31, 2006 and 2005, respectively.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock agreed to provide accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Bois d’Arc Energy paid $15,000 and $60,000 to Comstock for accounting services provided in the three months ended March 31, 2006 and 2005, respectively.

     ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2005.
Investment in Bois d’Arc Energy
     Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”) was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of the Bois d’Arc Energy financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy converted to a corporation and completed its initial public offering in May 2005. As a result of this public offering of shares and the conversion of Bois d’Arc Energy into a corporation, we own 48% of Bois d’Arc Energy. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc Energy to the equity method concurrent with Bois d’Arc Energy’s conversion to a corporation. The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The Equity Interest in Affiliate results reflect our 48% interest in the results of Bois d’Arc Energy. The offshore results for 2005 include our 60% proportionate interest in the operations of Bois d’Arc Energy.
Results of Operations
     The following table reflects certain summary operating data for the periods presented:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	($ In thousands, except per unit amounts)
		Equity
		Interest
	Onshore	in Affiliate(3)	Onshore	Offshore	Total
Net Production Data:
Oil (Mbbls)	228	152	90	210	300
Natural Gas (Mmcf)	7,369	2,429	6,411	2,425	8,836
Natural Gas equivalent (Mmcfe)	8,740	3,341	6,950	3,685	10,635

Oil sales	$12,265	$9,272	$4,288	$9,998	$14,286
Gas sales	57,626	20,378	39,505	16,031	55,536

Total oil and gas sales	$69,891	$29,650	$43,793	$26,029	$69,822

Oil and gas operating expenses(1)	$13,855	$5,965	$8,572	$4,615	$13,187

Depreciation, depletion and amortization	$16,292	$6,901	$10,276	$7,077	$17,353

Average Sales Price:
Oil (per Bbl)	$53.69	$60.95	$47.81	$47.63	$47.68
Natural gas (per Mcf)	$7.82	$8.39	$6.16	$6.61	$6.28
Average equivalent (Mcfe)	$8.00	$8.87	$6.30	$7.06	$6.57

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.59	$1.79	$1.23	$1.25	$1.24
Depreciation, depletion and amortization(2)	$1.86	$2.05	$1.47	$1.91	$1.62

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, deletion and amortization of oil and gas properties only.

(3)	Beginning on May 11, 2005 we account for our 48% ownership interest in Bois d’Arc Energy using the equity method.

Revenues -
     Our total oil and gas sales in the first quarter of 2006 of $69.9 million were slightly higher than our sales of $69.8 million in the first quarter of 2005. Oil and gas sales in 2005 included $26.0 million in sales relating to our 60% ownership in Bois d’Arc Energy. Oil and gas sales from our onshore properties increased $26.1 million or 60% to $69.9 million for the first three months of 2006 from $43.8 million for the first three months of 2005. Our average onshore realized crude oil price increased by 12% and our average realized natural gas price increased by 27% in the first quarter of 2006 as compared to the first quarter of 2005. Our onshore production in the first quarter of 2006, on an equivalent unit of production basis, increased by 26% from production in the first quarter of 2005, reflecting additional production from our acquisitions and our drilling program. Oil and gas sales from offshore operations for the first quarter of 2006 of $29.7 million increased $3.6 million compared with the first quarter of 2005 as higher oil and gas prices realized were offset by lower production. The average offshore natural gas price increased by 27% and the average offshore oil price increased by 28% in the first quarter of 2006 as compared to the first quarter of 2005. The lower offshore production is primarily attributable to our reduced ownership interest in Bois d’Arc Energy subsequent to the completion of its initial public offering on May 11, 2005.
Costs and Expenses -
     Our oil and gas operating expenses, including production taxes, increased $0.7 million (5%) to $13.9 million in the first quarter of 2006 from $13.2 million in the first quarter of 2005. Oil and gas operating expenses from our onshore operations increased $5.3 million (62%) to $13.9 million from $8.6 million in the first quarter of 2005. This increase mainly reflects our increased production from onshore properties and higher production and ad valorem taxes due to increased oil and gas prices. Oil and gas operating expenses per equivalent Mcf produced for our onshore operations increased $0.36 (29%) to $1.59 in the first quarter of 2006 from $1.23 in the first quarter of 2005. Offshore oil and gas operating costs for the first quarter of 2006 of $6.0 million increased $1.4 million (29%) due primarily to hurricane repair costs and additional wells brought on production. These increases were partially offset by our lower ownership interest in offshore properties during the first quarter of 2006.
     In the first quarter of 2006, we had $0.3 million in exploration expense as compared to $2.1 million in the first quarter of 2005. The provision in the first quarter of 2006 primarily relates to our acquisition of seismic data, while the provision in the first quarter of 2005 primarily relates to acquisition of seismic data by Bois d’Arc Energy.
     Depreciation, depletion and amortization (“DD&A”) decreased $1.1 million (6%) to $16.3 million in the first quarter of 2006 from $17.4 million in the first quarter of 2005 due to the exclusion from our 2006 consolidated results of the DD&A attributable to offshore properties. Depreciation expense for our onshore properties increased $6.0 million due to higher volumes of production and an increase in our onshore average DD&A rate. Our onshore DD&A per equivalent Mcf produced increased by $0.39 to $1.86 for the quarter ended March 31, 2006 from $1.47 for the quarter ended March 31, 2005. The increase is primarily attributable to higher capitalized costs of our oil and gas properties. DD&A attributable to our offshore properties for the first quarter of 2006 decreased $0.2 million due mainly to our lower ownership interest in offshore properties during the first quarter of 2006. The DD&A rate per Mcfe produced for offshore operations in the first quarter of 2006 increased $0.14 per Mcfe to $2.05 per Mcfe from the first quarter of 2005 due to higher capitalized costs.
     General and administrative expenses, which are reported net of overhead reimbursements, increased by $0.7 million to $4.9 million for the first quarter of 2006 as compared to $4.2 million for the first quarter of 2005. This increase primarily reflects the increased cost of additional personnel we added in 2005.

     Interest expense decreased $1.4 million (24%) to $4.4 million for the first quarter of 2006 from $5.8 million in the first quarter of 2005. The decrease is primarily due a reduction in the amount outstanding under our bank credit facility during the first quarter of 2006, which was partially offset by higher interest rates. The average borrowings outstanding decreased to $68.0 million during the first quarter of 2006 as compared to $236.3 million in the first quarter of 2005. The average interest rate we were charged on the outstanding borrowings under the credit facility increased to 5.8% in the first quarter of 2006 as compared to 4.3% in the first quarter of 2005.
     Equity in earnings of Bois d’Arc Energy of $8.0 million reflects our 48% share of Bois d’Arc Energy’s net income in the first three months of 2006 using the equity method of accounting.
     We reported net income of $29.6 million for the three months ended March 31, 2006, as compared to net income of $15.9 million for the three months ended March 31, 2005. The net income per share for the first quarter of 2006 was $0.68 on weighted average diluted shares outstanding of 43.4 million as compared to $0.43 for the first quarter of 2005 on weighted average diluted shares outstanding of 37.4 million. Our first quarter 2006 results include an $8.8 million unrealized gain on our derivative financial instruments held for price risk management. The first quarter 2005 results included a $3.2 million unrealized loss on our derivative financial instruments.
     Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2006, our net cash flow provided by operating activities totaled $53.0 million as compared to $39.7 million for the three months ended March 31, 2005.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first quarter of 2006, we incurred capital expenditures of $49.2 million primarily for our development and exploration activities as compared to $46.2 million for the three months ended March 31, 2005.
     The following table summarizes our capital expenditure activity for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Onshore:
Leasehold costs	$2,051	734
Development drilling	38,407	11,715
Exploratory drilling	75	7,382
Other development	8,624	3,758

	49,157	23,589

Offshore(1)	—	22,642
Other	30	18

	$49,187	$46,249

(1)	Relates to our 60% share of Bois d’Arc Energy’s capital expenditures.
     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $49.2 million and $46.2 million on development and exploration activities in the three months ended March 31, 2006 and 2005, respectively. We have budgeted approximately $200.0 million for development and exploration projects in 2006. We expect to use internally generated cash flow to fund our development and exploration activity.

     We do not have a specific acquisition budget for 2006 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.
     We have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $350.0 million at March 31, 2006. We also have $175.0 million of 6 7/8% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.
     Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of March 31, 2006.
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
Critical Accounting Policies
     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.
     There have been no material changes to our accounting policies during the three months ended March 31, 2006 except for the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the three months ended March 31, 2006. See Note 2 for additional discussion regarding our accounting for stock-based compensation.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.2 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.1 million.
Interest Rates
     At March 31, 2006, we had total long-term debt of $243.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $68.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2006, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2006 by approximately $168,000.

ITEM 4: CONTROLS AND PROCEDURES
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 6: EXHIBITS
a.   Exhibits

Exhibit No	Description
15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date:	May 10, 2006	/s/ M. JAY ALLISON M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date:	May 10, 2006	/s/ ROLAND O. BURNS Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)