Form 10-Q
period 2006-06-30
COMSTOCK RESOURCES INC
filed 2006-08-07
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2006
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
Yes ☐               No ☑
          The number of shares outstanding of the registrant’s common stock, par value $.50, as of August 7, 2006 was 43,105,762.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For The Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

Cash and Cash Equivalents	$671	$89
Accounts Receivable:
Oil and gas sales	26,204	37,646
Joint interest operations	8,327	5,553
Other Current Assets	5,521	9,482

Total current assets	40,723	52,770
Property and Equipment:
Unevaluated oil and gas properties	10,731	10,723
Oil and gas properties, successful efforts method	1,095,203	1,018,341
Other	3,474	3,342
Accumulated depreciation, depletion and amortization	(357,227)	(325,478)

Net property and equipment	752,181	706,928
Assets Held for Sale	6,518	—
Investment in Bois d’Arc Energy	267,269	252,134
Other Assets	4,340	4,831

	$1,071,031	$1,016,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$37,353	$44,216
Accrued Expenses	12,622	12,659
Unrealized Loss on Derivatives	1,111	11,242

Total current liabilities	51,086	68,117
Long-term Debt	243,000	243,000
Deferred Income Taxes Payable	139,383	119,481
Reserve for Future Abandonment Costs	3,349	3,206

Total liabilities	436,818	433,804
Commitments and Contingencies
Stockholders’ Equity:
Common stock–$0.50 par, 50,000,000 shares authorized, 43,105,762 and 42,969,262 shares outstanding at June 30, 2006 and December 31, 2005, respectively	21,553	21,485
Additional paid-in capital	345,065	338,996
Retained earnings	267,595	222,378

Total stockholders’ equity	634,213	582,859

	$1,071,031	$1,016,663

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Oil and gas sales	$64,571	$68,529	$134,462	$138,351
Operating expenses:
Oil and gas operating	13,200	12,879	27,055	26,066
Exploration	—	15,201	344	17,286
Depreciation, depletion and amortization	16,568	15,979	32,860	33,332
Loss on disposal of oil and gas properties	7,934	—	7,934	—
General and administrative, net	4,592	3,769	9,486	7,957

Total operating expenses	42,294	47,828	77,679	84,641

Income from operations	22,277	20,701	56,783	53,710
Other income (expenses):
Interest income	172	459	340	1,207
Other income	48	32	102	136
Interest expense	(4,537)	(4,719)	(8,943)	(10,517)
Equity in earnings (loss) of Bois d’Arc Energy	7,088	(61,225)	15,135	(61,225)
Gain on sale of stock by Bois d’Arc Energy	—	28,797	—	28,797
Gain (loss) on derivatives	1,303	7	9,428	(3,231)

Total other income (expenses)	4,074	(36,649)	16,062	(44,833)

Income (loss) before income taxes	26,351	(15,948)	72,845	8,877
(Provision for) benefit from income taxes	(10,768)	5,070	(27,628)	(3,867)

Net income (loss)	$15,583	$(10,878)	$45,217	$5,010

Net income per share:
Basic	$0.37	$(0.27)	$1.07	$0.13

Diluted	$0.36	$(0.27)	$1.04	$0.12

Weighted average common and common stock equivalent shares outstanding:
Basic	42,077	39,762	42,070	37,393

Diluted	43,521	39,762	43,481	39,570

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(Unaudited)

		Additional
	Common	Paid-In	Retained
	Stock	Capital	Earnings	Total
		(In thousands)
Balance at December 31, 2005	$21,485	$338,996	$222,378	$582,859
Stock based compensation	—	3,473	—	3,473
Exercise of stock options	68	1,674	—	1,742
Excess tax benefit from stock-based compensation	—	922	—	922
Net income	—	—	45,217	45,217

Balance at June 30, 2006	$21,553	$345,065	$267,595	$634,213

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,217	$5,010
Adjustments to reconcile net income to net cash provided by operating activities:
Dry hole costs and leasehold impairments	75	14,460
Depreciation, depletion and amortization	32,860	33,332
Loss on disposal of oil and gas properties	7,934	—
Debt issuance cost amortization	471	471
Stock-based compensation	3,473	3,178
Excess tax benefit from stock-based compensation	(922)	—
Deferred income taxes	24,927	1,763
Equity in (earnings) loss of Bois d’Arc Energy	(15,135)	61,225
Gain on sale of stock by Bois d’Arc Energy	—	(28,797)
(Gain) loss from derivatives	(9,428)	3,231
Decrease in accounts receivable	8,668	2,719
Increase in other current assets	(142)	(4)
Increase (decrease) in accounts payable and accrued expenses	(5,961)	2,245

Net cash provided by operating activities	92,037	98,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(93,416)	(279,846)
Advances to Bois d’Arc Energy	—	(6,421)
Repayments from Bois d’Arc Energy	—	158,066
Payments to settle derivatives	(703)	—
Net cash used for investing activities	(94,119)	(128,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	4,000	166,000
Principal payments on debt	(4,000)	(262,150)
Proceeds from issuance of common stock	1,742	125,941
Stock issuance costs	—	(92)
Excess tax benefit from stock-based compensation	922	—

Net cash provided by financing activities	2,664	29,699

Net increase in cash and cash equivalents	582	331
Cash and cash equivalents, beginning of period	89	2,703

Cash and cash equivalents, end of period	$671	$3,034

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(1) SIGNIFICANT ACCOUNTING POLICIES -
     Basis of Presentation
          In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2006 and the related results of operations and cash flows for the six months ended June 30, 2006 and 2005.
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
          The results of operations for the six months ended June 30, 2006 are not necessarily an indication of the results expected for the full year.
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
          Bois d’Arc Energy’s common stock is traded on the New York Stock Exchange under the ticker symbol “BDE.” The fair value of the Company’s investment in Bois d’Arc Energy as of June 30, 2006 was $493.0 million based upon the closing price for Bois d’Arc Energy shares on that date of $16.47 per share.
          Financial information reported by Bois d’Arc Energy is summarized below:
               Balance Sheet:

	June 30,	December 31,
	2006	2005
	(In thousands)
Current assets	$51,452	$50,172
Property and equipment, net	741,164	661,931
Other assets	703	799

Total assets	$793,319	$712,902

Current liabilities	$73,198	$66,406
Long-term debt	90,000	69,000
Deferred taxes payable	138,344	123,256
Reserve for future abandonment costs	37,988	35,034

Total liabilities	339,530	293,696
Stockholders’ equity	453,789	419,206

Total liabilities and stockholders’ equity	$793,319	$712,902

               Income Statement:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005		2006	2005
	(In thousands)
Revenues	$59,607	$48,685		$121,440	$92,161
Operating Income	24,086	20,624		51,314	39,409
Net Income (Loss)	14,783	(92,441	)(1)	31,564	(75,379	)(1)

(1)	Includes a tax provision of $108.2 million for the conversion of Bois d’Arc Energy from a limited liability company to a corporation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Income Taxes
          Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate of 40.9% and 37.9% for the three months and six months ended June 30, 2006, respectively is due to permanent book tax differences, primarily nondeductible stock-based compensation and the provision for record deferred taxes related to a state tax law change enacted during the three months ended June 30, 2006.
     The following is an analysis of the consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Current provision	$1,313	$987	$2,701	$2,104
Deferred provision (benefit)	9,455	(6,057)	24,927	1,763

Provision for (benefit from) Income Taxes	$10,768	$(5,070)	$27,628	$3,867

     Stock-Based Compensation
          Effective January 1, 2006 Comstock adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accountings Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the three months and six months ended June 30, 2006. During the three months ended June 30, 2006 and 2005, the Company recognized $1.8 million and $1.4 million, respectively, in stock-based compensation expense within general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.7 million for the three months ended June 30, 2006. Stock based compensation expense for the six months ended June 30, 2006 and 2005 was $3.5 million and $3.2 million, respectively. The excess income tax benefit realized from the deductions associated with stock-based compensation for the six months ended June 30, 2006 and 2005 was $0.9 million and $3.5 million, respectively.
          Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. Upon adoption of SFAS 123R effective January 1, 2006, $0.9 million of tax benefits have been included in cash flows from financing activities for the six months ended June 30, 2006.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. There were no options granted during the six months ended June 30, 2006. Total compensation expense recognized for all outstanding stock options for the three months ended June 30, 2006 and 2005 was $0.3 million and $0.3 million, respectively. Total compensation expense recognized for all outstanding stock options for the six months ended June 30, 2006 and 2005 was $0.4 million and $0.8 million, respectively. During the six months ended June 30, 2006, options to purchase 136,500 shares were exercised with an intrinsic value of $2.4 million. Total unrecognized compensation cost related to non-vested stock options of $2.1 million is expected to be recognized over a period of 3.4 years. A summary of outstanding and exercisable options as of June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	1,627,470	$10.00	2.9	$32,662
Options Exercisable	1,495,970	$8.03	2.4	$32,662
          Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. There were no restricted stock grants made during the six months ended June 30, 2006. Total compensation expense recognized for restricted stock grants for the three months ended June 30, 2006 and 2005 was $1.5 million and $1.1 million, respectively. Total compensation expense for restricted stock grants for the six months ended June 30, 2006 and 2005 was $3.1 million and $2.4 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $15.9 million as of June 30, 2006 is expected to be recognized over a weighted average period of 3.5 years. As of June 30, 2006 the Company had 919,500 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $23.45 per share.
     Asset Retirement Obligations
          Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Future abandonment liability — beginning of period	$3,206	$19,248
Accretion expense	101	74
New wells placed on production	70	299
Liabilities settled	(28)	—
Bois d’Arc Energy abandonment liability(1)	—	(16,915)

Future abandonment liability — end of period	$3,349	$2,706

(1)	Comstock’s share of the asset retirement obligations of Bois d’Arc Energy were reclassified to the investment in Bois d’Arc Energy upon the change to the equity accounting method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Earnings Per Share
          Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and six months ended June 30, 2006 and 2005, respectively, were determined as follows:

	Three Months Ended June 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
			(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$15,583	42,077	$0.37	$(10,878)	39,762		$(0.27)

Diluted Earnings Per Share:
Net Income	$15,583	42,077		$(10,878)	39,762
Effect of Dilutive Securities:
Stock Grants and Options	—	1,444		—	—	(1)

Net Income Available to Common Stockholders With Assumed Conversions	$15,583	43,521	$0.36	$(10,878)	39,762	(1)	$(0.27	)(1)

	Six Months Ended June 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic Earnings Per Share:
Net Income	$45,217	42,070	$1.07	$5,010	37,393	$0.13

Diluted Earnings Per Share:
Net Income	$45,217	42,070		$5,010	37,393
Effect of Dilutive Securities:
Stock Grants and Options	—	1,411		—	2,177

Net Income Available to Common Stockholders With Assumed Conversions	$45,217	43,481	$1.04	$5,010	39,570	$0.12

(1)	For the three months ended June 30, 2005, the effect of stock grants and options of 1,995 shares would have been antidilutive due to the net loss.

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
          The following table sets forth the derivative financial instruments outstanding at June 30, 2006 which relate to Comstock’s natural gas production:

		Volume	Delivery	Type of
Period Beginning	Period Ending	MMBtu	Location	Instrument	Floor Price	Ceiling Price
July 1, 2006	December 31, 2006	1,536,000	Henry Hub	Collar	$4.50	$9.02
July 1, 2006	December 31, 2006	1,200,000	Houston Ship Channel	Collar	$4.50	$8.25
          The fair value of the Company’s derivative contracts held for price risk management at June 30, 2006 was a liability of $1.1 million. Comstock did not designate these instruments as cash flow hedges and accordingly, an unrealized gain on derivatives of $1.3 million and $10.1 million was recorded for the three months and six months ended June 30, 2006, respectively and an unrealized loss of $3.2 million was recorded for the six months ended June 30, 2005 to reflect the change in this liability. The Company realized losses of $0.7 million for the six months ended June 30, 2006 to settle derivative positions.
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)
Cash Payments —
Interest payments	$8,682	$10,453
Income tax payments	$4,651	$1,554
(2) LONG-TERM DEBT -
          At June 30, 2006, Comstock’s long-term debt was comprised of the following:

(In thousands)
Revolving Bank Credit Facility	$68,000
6 7/8% Senior Notes due 2012	175,000

$243,000

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Comstock has $175.0 million of 6 7/8% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. These notes are unsecured obligations of the Company and are guaranteed by the Company’s wholly owned subsidiaries. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Indebtedness under the credit facility is secured by Comstock’s wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $350.0 million as of June 30, 2006. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that Comstock may incur and limit its ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. Comstock was in compliance with these covenants as of June 30, 2006.
(3) COMMITMENTS AND CONTINGENCIES –
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
(4) ASSETS HELD FOR SALE –
          The Company has entered into an agreement to sell its oil and gas properties in Kentucky to a third party for $7.0 million. The Company has recorded a $7.9 million loss on this pending sale which is expected to close in October 2006. The Company’s investment in these properties of $6.5 million is presented as Assets Held for Sale in the accompanying consolidated balance sheet as of June 30, 2006 at its expected realizable value.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statement of stockholders’ equity for the six months ended June 30, 2006, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP

Dallas, Texas
August 2, 2006

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and Cash Equivalents	$7,360	$12,043
Accounts Receivable:
Oil and gas sales	21,242	25,520
Joint interest operations	8,170	8,364
Prepaid Expenses	14,680	4,245

Total current assets	51,452	50,172
Oil and Gas Properties:
Proved properties	301,384	299,947
Unevaluated properties	12,664	13,533
Wells and related equipment and facilities	727,761	620,778
Accumulated depreciation, depletion and amortization	(302,839)	(274,434)

Net oil and gas properties	738,970	659,824
Other Property and Equipment, net of accumulated depreciation of $1,057 and $875 as of June 30, 2006 and December 31, 2005, respectively	2,194	2,107
Other Assets	703	799

	$793,319	$712,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term Debt	$9,750	$—
Accounts Payable	41,136	48,005
Accrued Expenses	22,312	18,401

Total current liabilities	73,198	66,406
Long-Term Debt	90,000	69,000
Deferred Income Taxes Payable	138,344	123,256
Reserve for Future Abandonment Costs	37,988	35,034

Total liabilities	339,530	293,696
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 64,170,000 and 64,155,000 outstanding at June 30, 2006 and December 31, 2005, respectively	642	642
Additional paid-in capital	458,007	454,988
Retained earnings (deficit)	(4,860)	(36,424)

Total stockholders’ equity	453,789	419,206

	$793,319	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Oil and gas sales	$59,607	$48,685	$121,440	$92,161
Operating expenses:
Oil and gas operating	11,821	8,273	24,261	15,980
Exploration	3,718	4,554	8,249	7,690
Depreciation, depletion and amortization	16,495	12,785	30,888	24,606
Impairment	846	—	846	—
Loss on disposal of assets	—	89	—	89
General and administrative, net	2,641	2,360	5,882	4,387

Total operating expenses	35,521	28,061	70,126	52,752

Income from operations	24,086	20,624	51,314	39,409
Other income (expenses):
Interest income	57	50	126	95
Other income	327	—	327	—
Interest expense	(1,569)	(981)	(2,646)	(2,749)

Total other expenses	(1,185)	(931)	(2,193)	(2,654)

Income before income taxes	22,901	19,693	49,121	36,755
Provision for income taxes	(8,118)	(112,134)	(17,557)	(112,134)

Net income (loss)	$14,783	$(92,441)	$31,564	$(75,379)

Net income (loss) per share (unit):
Basic	$0.24	$(1.62)	$0.51	$(1.41)

Diluted	$0.23	$(1.62)	$0.49	$(1.41)

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	62,429	57,118	62,429	53,315

Diluted	64,515	57,118	64,472	53,315

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes		$19,693		$36,755
Pro forma provision for income taxes		(7,152)		(13,386)

Pro forma net income		$12,541		$23,369

Pro forma earnings per share (unit):
Basic		$0.22		$0.44

Diluted		$0.21		$0.42

Weighted average common and common stock equivalent shares (units) outstanding:
Basic		57,118		53,315

Diluted		58,857		54,997

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 (Unaudited)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(In thousands)
Balance at December 31, 2005	$642	$454,988	$(36,424)	$419,206
Stock-based compensation	—	3,019	—	3,019
Net income	—	—	31,564	31,564

Balance at June 30, 2006	$642	$458,007	$(4,860)	$453,789

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,564	$(75,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	15,088	110,954
Dry holes and leasehold impairments	6,554	—
Depreciation, depletion and amortization	30,888	24,606
Impairments	846	—
Stock-based compensation	3,019	2,745
Amortization of loan costs	108	6
Loss on disposal of assets	—	89
(Increase) decrease in accounts receivable	4,472	(17,194)
Increase in prepaid expenses	(685)	(2,191)
Increase (decrease) in accounts payable and accrued expenses	(7,827)	21,294

Net cash provided by operating activities	84,027	64,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,610)	(68,502)
Proceeds from sale of assets	—	160

Net cash used for investing activities	(109,610)	(68,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	—	16,000
Repayment to Comstock Resources	—	(164,066)
Borrowings under bank credit facility	56,000	11,000
Principal payments on bank credit facility	(35,000)	—
Proceeds from issuance of common stock	—	145,080
Stock and debt issuance costs	(100)	(2,103)
Redemption of Class A units	—	(10)

Net cash provided by financing activities	20,900	5,901

Net increase (decrease) in cash and cash equivalents	(4,683)	2,489
Cash and cash equivalents, beginning of period	12,043	2,416

Cash and cash equivalents at end of period	$7,360	$4,905

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(1) ORGANIZATION –
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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
  Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the related results of operations for the three months and six months ended June 30, 2006 and 2005 and the cash flows of the Company for the six months ended June 30, 2006 and 2005, respectively.
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
     The results of operations for the six months ended June 30, 2006 are not necessarily an indication of the results expected for the full year.
  Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
  General and Administrative Expenses
     General and administrative expenses were reduced by operating fee income received of $2.0 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The operating fee income is a reimbursement of the Company’s general and administrative expenses. General and administrative expenses include fees paid to Comstock Resources, Inc. (“Comstock”) of $30,000 and $120,000 for the six months ended June 30, 2006 and 2005, respectively, for accounting services under a service agreement.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
  Stock-Based Compensation
     Effective January 1, 2006 Bois d’Arc Energy adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the six months ended June 30, 2006. During the three months ended June 30, 2006 and 2005, the Company recognized $1.6 million and $1.4 million, respectively, in stock-based compensation expense within general and administrative expenses. The Company recognized stock-based compensation expense of $3.0 million and $2.7 million during the six months ended June 30, 2006 and 2005, respectively.
     Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. The Company had no excess tax benefits from stock-based compensation for the six months ended June 30, 2006.
     Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 294,000 shares at exercise prices ranging from $14.23 to $16.47 per share were granted during the six months ended June 30, 2006. The fair value of the options awarded was $9.65 per option share. Total compensation expense recognized for all outstanding stock options for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. Total compensation expense of $1.6 million and $1.3 million related to non-vested stock options was recognized during the six months ended June 30, 2006 and 2005 respectively. Total unrecognized compensation cost related to non-vested stock options of $12.2 million is expected to be recognized over a period of 5.0 years. A summary of outstanding and exercisable options as of June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	3,351,000	$7.57	8.2	$29,840
Options Exercisable	589,500	$6.33	7.8	$5,975

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 25,000 shares were made during the six months ended June 30, 2006. The value of the grants awarded were $15.48 per share. Total compensation cost recognized for restricted stock grants for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. Total compensation expense of $1.4 million and $1.4 million for restricted stock grants was recognized during the six months ended June 30, 2006 and 2005, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $9.2 million as of June 30, 2006, is expected to be recognized over a period of 4.8 years. As of June 30, 2006 the Company had 1,741,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.92 per share.
     Income Taxes
          Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. Accordingly, no provision for federal and state corporate income taxes was made for the operations of Bois d’Arc Energy prior to May 10, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on May 10, 2005 the Company established a $108.2 million provision for deferred income taxes. The difference between the Company’s customary rate of 35% and the effective tax rate of 35.4% and 35.7% for the three and six months ended June 30, 2006 is due to permanent book tax differences, primarily nondeductible stock based compensation.
     The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Current	$1,281	$1,180	$2,469	$1,180
Deferred	6,837	110,954	15,088	110,954

Provision for Income Taxes	$8,118	$112,134	$17,557	$112,134

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

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table presents the computation of the pro forma income tax expense for the three and six month periods ended June 30, 2005:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands)
Income before income taxes	$19,693	$36,755
Effective pro forma income tax rate	36%	36%

Pro forma income tax expense	$7,152	$13,386

  Earnings Per Share (Unit)
     Basic earnings per share (unit) is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share (unit) is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share (unit) for the three and six months ended June 30, 2006 and 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from the inception of the Company as follows:

	Three Months Ended June 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net Income (Loss)	$14,783	62,429	$0.24	$(92,441)	57,118		$(1.62)

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$14,783	62,429		$(92,441)	57,118
Effect of Dilutive Securities:
Stock Grants and Options	—	2,086		—	—	(1)

Net Income (Loss) Available to Common Stockholders With Assumed Conversions	$14,783	64,515	$0.23	$(92,441)	57,118	(1)	$(1.62	)(1)

	Six Months Ended June 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net Income (Loss)	$31,564	62,429	$0.51	$(75,379)	53,315		$(1.41)

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$31,564	62,429		$(75,379)	53,315
Effect of Dilutive Securities:
Stock Grants and Options	—	2,043		—	—	(1)

Net Income (Loss) Available to Common Stockholders With Assumed Conversions	$31,564	64,472	$0.49	$(75,379)	53,315	(1)	$(1.41	)(1)

(1)	The effect of stock grants and options of 1,739 and 1,682 shares for the three and six months ended June 30, 2005, respectively, would have been antidilutive to the net loss.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
  Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $2.8 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. Cash paid for income taxes was $2.0 million for the six months ended June 30, 2006. No tax payments were made for the six months ended June 30, 2005.
  Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the six months ended June 30, 2006 and 2005:

	Six months
	Ended June 30,
	2006	2005
	($ in thousands)
Future abandonment liability – beginning of period	$35,034	$28,253
Accretion expense	1,102	906
New wells drilled	1,852	1,839
Liabilities settled	—	(423)

Future abandonment liability – end of period	$37,988	$30,575

(3) LONG-TERM DEBT –
     On May 11, 2005, the Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $150.0 million as of June 30, 2006. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries’ assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of June 30, 2006.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(4) PAYABLE TO COMSTOCK RESOURCES –
     In connection with the Company’s formation, Comstock provided a $200.0 million credit facility. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.1 million under the Comstock provided credit facility with proceeds from its initial public offering and borrowings under its new bank credit facility. Interest expense of $0.9 million and $2.7 million was charged by Comstock under the credit facility during the three and six months ended June 30, 2005.
(5) STOCKHOLDERS’ EQUITY –
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
(6) COMMITMENTS AND CONTINGENCIES –
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.
     Bois d’Arc Energy has agreed to acquire additional interests in the Ship Shoal 113 unit for $19.2 million by exercising its preferential rights under the unit operating agreement. This acquisition is expected to close in August 2006.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(7) RELATED PARTY TRANSACTIONS –
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $63,000 and $112,000 for such services for the three months and six months ended June 30, 2005, respectively. Fees for accounting services under this agreement of $8,000 and $18,000 were paid during the three and six months ended June 30, 2006.
     In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock agreed to provide accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Payments to Comstock under this service agreement were $60,000 and $120,000 for the three and six months ended June 30, 2005. Bois d’Arc Energy paid $15,000 and $30,000 to Comstock for accounting services provided in the three months and six months ended June 30, 2006, respectively.

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
Investment in Bois d’Arc Energy
     Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”) was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of the Bois d’Arc Energy financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy converted to a corporation and completed its initial public offering in May 2005. As a result of this public offering of shares and the conversion of Bois d’Arc Energy into a corporation, beginning May 11, 2005 we own 48% of Bois d’Arc Energy. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc Energy to the equity method concurrent with Bois d’Arc Energy’s conversion to a corporation. The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore results reflect our 48% interest in the results of Bois d’Arc Energy. The offshore results for 2005 include our proportionate interest in the operations of Bois d’Arc Energy based upon our ownership interests throughout the periods presented. The equity method adjustments reflect the reductions to our share of Bois d’Arc Energy’s operating results which are necessary to apply the equity method of accounting for all periods subsequent to the conversion of Bois d’Arc Energy to a corporation.
Results of Operations
          The following table reflects certain summary operating data for the periods presented:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
					Equity
					Method
	Onshore	Offshore(3)	Onshore	Offshore(3)	Adjustments(3)	Total
	($ In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	237	166	204	192	(100)	296
Natural Gas (Mmcf)	7,549	2,502	7,135	2,316	(1,234)	8,217
Natural Gas equivalent (Mmcfe)	8,969	3,496	8,356	3,468	(1,835)	9,989

Oil sales	$13,847	$11,481	$9,286	$9,528	$(4,980)	$13,834
Gas sales	50,724	17,101	46,743	16,398	(8,446)	54,695

Total oil and gas sales	$64,571	$28,582	$56,029	$25,926	$(13,426)	$68,529

Oil and gas operating expenses(1)	$13,200	$5,668	$10,795	$4,397	$(2,313)	$12,879

Depreciation, depletion and amortization	$16,568	$7,909	$12,841	$6,816	$(3,678)	$15,979

Average Sales Price:
Oil (per Bbl)	$58.47	$69.31	$45.63	$49.63		$46.74
Natural gas (per Mcf)	$6.72	$6.84	$6.55	$7.08		$6.66
Average equivalent (Mcfe)	$7.20	$8.18	$6.70	$7.48		$6.86

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.47	$1.62	$1.29	$1.27		$1.29
Depreciation, depletion and amortization(2)	$1.84	$2.25	$1.53	$1.94		$1.59

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, deletion and amortization of oil and gas properties only.

(3)	Beginning on May 11, 2005 we account for our 48% ownership interest in Bois d’Arc Energy using the equity method.

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
					Equity
					Method
	Onshore	Offshore(3)	Onshore	Offshore(3)	Adjustments(3)	Total
	($ In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	465	318	293	402	(100)	595
Natural Gas (Mmcf)	14,918	4,931	13,547	4,741	(1,234)	17,054
Natural Gas equivalent (Mmcfe)	17,709	6,837	15,306	7,153	(1,835)	20,624

Oil sales	$26,112	$20,753	$13,574	$19,526	$(4,980)	$28,120
Gas sales	108,350	37,479	86,248	32,429	(8,446)	110,231

Total oil and gas sales	$134,462	$58,232	$99,822	$51,955	$(13,426)	$138,351

Oil and gas operating expenses(1)	$27,055	$11,633	$19,367	$9,012	$(2,313)	$26,066

Depreciation, depletion and amortization	$32,860	$14,811	$23,117	$13,893	$(3,678)	$33,332

Average Sales Price:
Oil (per Bbl)	$56.12	$65.31	$46.30	$48.58		$47.26
Natural gas (per Mcf)	$7.26	$7.60	$6.37	$6.84		$6.46
Average equivalent (Mcfe)	$7.59	$8.52	$6.52	$7.26		$6.71

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.53	$1.70	$1.27	$1.26		$1.26
Depreciation, depletion and amortization(2)	$1.85	$2.15	$1.50	$1.93		$1.61

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, deletion and amortization of oil and gas properties only.

(3)	Beginning on May 11, 2005 we account for our 48% ownership interest in Bois d’Arc Energy using the equity method.
Revenues -
     Our total oil and gas sales in the second quarter of 2006 of $64.6 million were $3.9 million (6%) lower than our sales of $68.5 million in the second quarter of 2005. The decline in total sales and production for the first quarter of 2006 is mainly due to the conversion to the equity method of accounting for our offshore oil and gas operations beginning in May 2005 following the Bois d’Arc Energy initial public offering and the resulting reduction in our ownership in Bois d’Arc Energy from 60% to 48%. Oil and gas sales from our onshore properties increased $8.6 million or 15% to $64.6 million for the three months ended June 30, 2006 from $56.0 million for the second quarter of 2005. The increase is attributable to higher production and increased oil and natural gas prices. Our onshore production in the second quarter of 2006, on an equivalent unit of production basis, increased by 7% from production in the second quarter of 2005, reflecting additional production from our acquisition and drilling activity. Our average onshore realized crude oil price increased by 28% and our average onshore realized natural gas price increased by 3% in the second quarter of 2006 as compared to the second quarter of 2005. Oil and gas sales from offshore operations for the second quarter of 2006 of $28.6 million increased $2.7 million compared with the second quarter of 2005 due to higher oil and gas prices realized. The average offshore natural gas price decreased by 3% and the average offshore oil price increased by 40% in the second quarter of 2006 as compared to the second quarter of 2005. Offshore production of 3.5 Bcfe in the second quarter of 2006 was unchanged from the same quarter last year, primarily due to the deferral of 0.8 Bcfe of production as a result of delays in restarting pipeline operations in the Gulf of Mexico after the 2005 hurricanes.
     For the six months ended June 30, 2006, our oil and gas sales decreased $3.9 million (3%) to $134.5 million from $138.4 million for the six months ended June 30, 2005. Our oil and gas sales from onshore operations increased $34.7 million to $134.5 million for the first six months of 2006 from the same period last year due to a 16% increase in production and a 16% increase in oil and natural gas prices. Oil and gas sales from offshore operations of $58.2 million during the first six months of 2006 increased 12% from last year’s first six months due primarily to a 17% increase in the average oil and natural gas prices realized in 2005 offset by a 4% decrease in production caused by the deferral of 1.6 Bcfe of offshore production during the first six months of 2006 and the reduction in our ownership in Bois d’Arc Energy in May 2005.

Costs and Expenses -
     Our oil and gas operating expenses, including production taxes, increased $0.3 million (2%) to $13.2 million in the second quarter of 2006 from $12.9 million in the second quarter of 2005. Oil and gas operating expenses from our onshore operations increased $2.4 million (22%) to $13.2 million from $10.8 million in the second quarter of 2005. This increase mainly reflects our increased production from onshore properties and higher production and ad valorem taxes due to increased oil and natural gas prices. Oil and gas operating expenses per equivalent Mcf produced for our onshore operations increased $0.18 (14%) to $1.47 in the second quarter of 2006 from $1.29 in the second quarter of 2005. Offshore oil and gas operating costs for the second quarter of 2006 of $5.7 million increased $1.3 million (29%) from $4.4 million in the second quarter of 2005 due primarily to additional wells brought on production.
     Oil and gas operating expenses increased $1.0 million (4%) to $27.1 million in the first six months of 2006 from $26.1 in the first six months of 2005. Onshore oil and gas operating expenses increased $7.7 million (40%) as the result of property acquisitions, higher production and ad valorem taxes and the costs associated with new wells. Onshore oil and gas operating expenses per Mcfe produced increased $0.26 to $1.53 for the six months ended June 30, 2006 from $1.27 for the same period in 2005. Offshore oil and gas operating expenses increased $2.6 million (29%) to $11.6 million for the first six months of 2006 due to hurricane repair costs incurred and lifting costs associated with new wells.
     In the second quarter of 2006, we had no exploration expense as compared to $15.2 million in the second quarter of 2005. The provision in the second quarter of 2005 primarily relates to an exploratory dry hole drilled to test the “Big Sandy” prospect in Polk County, Texas. For the six months ended June 30, 2006 exploration expense was $0.3 million as compared to $17.3 million in the same period in 2005. The provision for the first six months of 2006 primarily related to the acquisition of 3-D seismic data.
     Depreciation, depletion and amortization (“DD&A”) increased $0.6 million (4%) to $16.6 million in the second quarter of 2006 from $16.0 million in the second quarter of 2005. DD&A for our onshore properties increased $3.8 million to $16.6 million for the three months ended June 30, 2006 from $12.8 million in 2005’s second quarter due to higher production and an increase in our onshore average DD&A rate. Our onshore DD&A per equivalent Mcf produced increased by $0.31 to $1.84 for the three months ended June 30, 2006 from $1.53 for the three months ended June 30, 2005. This increased rate is primarily attributable to the costs associated with our drilling program and an acquisition made in May 2005. DD&A related to our offshore properties for the second quarter of 2006 increased $1.1 million due mainly to higher capitalized costs. The DD&A rate per Mcfe produced for offshore operations in the second quarter of 2006 increased $0.31 per Mcfe to $2.25 per Mcfe from $1.94 in the second quarter of 2005 due to higher capitalized costs. For the six months ended June 30, 2006, DD&A decreased $0.4 million (1%) to $32.9 million from $33.3 million for the six months ended June 30, 2005. The decrease is due mainly to our lower ownership interest in offshore properties during 2006. DD&A for our onshore properties increased $9.8 million (42%) to $32.9 million from $23.1 million in the first six months of 2005. The increase is due to the 16% increase in onshore production and the increased amortization rate of $1.85 per Mcfe in the first half of 2006 as compared to $1.50 for the first half of 2005. The higher rate is attributable to higher costs of the acquisition we made in May 2005 and higher drilling costs associated with our onshore drilling program. The DD&A associated with our offshore properties of $14.8 million for the first six months of 2006 increased $0.9 million (7%) from $13.9 million for the six months ended June 30, 2005 due to higher capitalized costs.
     General and administrative expenses, which are reported net of overhead reimbursements, increased by $0.8 million to $4.6 million for the second quarter of 2006 as compared to $3.8 million for the second quarter of 2005. For the first six months of 2006, general and administrative expenses increased to $9.5 million from $8.0 million for the six months ended June 30, 2005. The increases are primarily related to our higher staffing levels in 2006.

     Interest expense decreased $0.2 million (4%) to $4.5 million for the second quarter of 2006 from $4.7 million in the second quarter of 2005. The decrease is primarily due a reduction in the amount outstanding under our bank credit facility during the second quarter of 2006, which was partially offset by higher interest rates. The average borrowings outstanding decreased to $70.8 million during the second quarter of 2006 as compared to $137.7 million in the second quarter of 2005. The average interest rate we were charged on the outstanding borrowings under the credit facility increased to 6.2% in the second quarter of 2006 as compared to 4.3% in the second quarter of 2005. Interest expense for the six months ended June 30, 2006 decreased $1.6 million (15%) to $8.9 million from $10.5 million for the six months ended June 30, 2005. The decrease is attributable to lower average borrowings under the bank credit facility which were partially offset by higher interest rates. Average borrowings outstanding decreased to $69.4 million during the first six months of 2006 as compared to $186.7 million for the six months ended June 30, 2005. The average interest rate under the bank credit facility increased to 6.0% in the first half of 2006 as compared to 4.3% in the first half of 2005.
     The second quarter 2006 results included equity in earnings of Bois d’Arc Energy of $7.1 million for the three months ended June 30, 2006 as compared to a net loss of $61.2 million in the second quarter of 2005. Beginning in the second quarter of 2005, we began accounting for our share of the earnings from Bois d’Arc Energy under the equity method. The net loss from equity in earnings for the three months ended June 30, 2005 includes a one time provision of $64.6 million associated with recognizing our proportionate share of the cumulative deferred tax liabilities recorded by Bois d’Arc Energy when it converted from a limited liability company to a corporation. We also recognized a gain in the second quarter of 2005 of $28.8 million on our investment in Bois d’Arc Energy based on our share of the amount that Bois d’Arc Energy’s equity increased as a result of the sale of shares in Bois d’Arc Energy’s initial public offering. We had equity in earnings of Bois d’Arc Energy of $15.1 million for the first six months of 2006 as compared to the net loss of $61.2 million during the second half of 2005.
     We reported net income of $15.6 million for the three months ended June 30, 2006, as compared to net loss of $10.9 million for the three months ended June 30, 2005. The net income per share for the second quarter of 2006 was $0.36 on weighted average diluted shares outstanding of 43.5 million as compared to a net loss of $0.27 for the second quarter of 2005 on weighted average shares outstanding of 39.8 million. Our second quarter 2006 results include a $1.3 million unrealized gain on our derivative financial instruments held for price risk management, a $7.9 loss on the pending sale of our Kentucky properties and a $1.1 million tax provision related to deferred income taxes resulting from a recently enacted business tax in Texas. Excluding the effect of these items, net income for the three months ended June 30, 2006 would have been $21.0 million or $0.48 per diluted share. Net income for the six months ended June 30, 2006 was $45.2 million, as compared to net income of $5.0 million for the six months ended June 30, 2005. Net income per share on weighted average diluted shares outstanding for the six months ended June 30, 2006 was $1.04 as compared to net income of $0.12 for the six months ended June 30, 2005. Excluding the $10.1 million gain on our derivative financial instruments, the $7.9 million loss on the pending sale of properties and the $1.1 million tax provision resulting from tax law changes, net income for the six months ended June 30, 2006 would have been $44.9 million or $1.03 per diluted share. Excluding the effect of the one time adjustments for Bois d’Arc’s conversion to a corporation and its initial public offering, our net income for the three months and six months ended June 30, 2005 would have been $12.7 million ($0.30 per share) and $28.6 million ($0.72 per share), respectively.
     Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2006, our net cash flow provided by operating activities totaled $92.0 million as compared to $98.8 million for the six months ended June 30, 2005.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2006, we incurred capital expenditures of $92.5 million primarily for our development and exploration activities.

     The following table summarizes our capital expenditure activity for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Onshore:
Acquisitions	$912	$191,573
Leasehold costs	1,553	1,501
Development drilling	77,822	35,390
Exploratory drilling	75	12,623
Other development	11,920	6,761

	92,282	247,848

Offshore(1)	—	32,713
Other	195	49

	$92,477	$280,610

(1)	Relates to our 60% share of Bois d’Arc Energy’s capital expenditures.
          The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.
          As of June 30, 2006 we have contracted for the services of drilling rigs through September, 2008 at an aggregate cost of $87.0 million.
          We spent $91.4 million and $89.0 million on development and exploration activities in the six months ended June 30, 2006 and 2005, respectively. We have budgeted approximately $200.0 million for development and exploration projects in 2006. We expect to use internally generated cash flow to fund our development and exploration activity.
          We spent $0.9 million and $191.6 million on acquisition activities in the six months ended June 30, 2006 and 2005, respectively. We do not have a specific acquisition budget for 2006 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.
          We have a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $350.0 million at June 30, 2006. We also have $175.0 million of 6 7/8% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.
          Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of June 30, 2006.
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
          There have been no material changes to our accounting policies during the six months ended June 30, 2006 except for the adoption of Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment.” Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the six months ended June 30, 2006.
          In July 2006, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect that the impact of adopting FIN 48 will not have a significant impact on our financial statements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
Oil and Natural Gas Prices
          Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $14.2 million.
Interest Rates
          At June 30, 2006, we had total long-term debt of $243.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $68.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2006, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2006 by approximately $340,000.

ITEM 4: CONTROLS AND PROCEDURES
          As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
          There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 10, 2006.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class C directors and such nominees were elected.

(c)	Out of a total 42,980,762 shares of our common stock outstanding and entitled to vote, 38,366,170 shares were present at the meeting in person or by proxy, representing approximately 89.3% of the outstanding shares. Matters voted upon at the meeting were as follows:
(i)	Two Class C directors were reelected to our board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
Roland O. Burns	36,839,760	1,526,410
David K. Lockett	37,708,648	657,522
Our other directors whose term of office as a director continued after the meeting are as follows:

Class A Directors	Class B Directors
Cecil E. Martin	M. Jay Allison
Nancy E. Underwood	David W. Sledge
(ii)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006 was ratified by a vote of 38,320,004 shares for, 30,814 shares against and 15,352 shares abstaining.

ITEM 6: EXHIBITS
a. Exhibits

Exhibit No	Description
15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: August 7, 2006	/s/ M. JAY ALLISON

M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: August 7, 2006	/s/ ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)