Form 10-Q
period 2006-09-30
COMSTOCK RESOURCES INC
filed 2006-11-09
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, par value $.50, as of November 9, 2006 was 43,133,762.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2006

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2006 and December 31, 2005	4
Consolidated Statements of Operations - Three months and nine months ended September 30, 2006 and 2005	5
Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 2006	6
Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure About Market Risks	29

Item 4. Controls and Procedures	29

PART II. Other Information

Item 6. Exhibits	30

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Section 906 Certification of the CEO
Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTORY NOTE

    In the third quarter of 2006, Comstock Resources, Inc. ("Comstock" or the "Company") acquired additional interests in Bois d'Arc Energy, Inc. ("Bois d'Arc Energy") and, as a result, began including Bois d'Arc Energy in its financial statements as a consolidated subsidiary. In accordance with generally accepted accounting principles, Comstock has applied consolidation accounting for its ownership in Bois d'Arc Energy retroactively as of January 1, 2006.

    Comstock accounted for its interest in Bois d'Arc Energy using proportionate consolidation from July 16, 2004, the date that Bois d'Arc Energy was formed as a limited liability company, until May 10, 2005 when Bois d'Arc Energy converted to a corporation in connection with its initial public offering. From May 10, 2005 through December 31, 2005, Comstock accounted for its ownership interest in Bois d'Arc Energy using the equity method. Revenues and expenses have been adjusted beginning January 1, 2006 to include Bois d'Arc Energy as a consolidated subsidiary. There was no effect on net income as a result of using the consolidation method. The Company's financial statements for dates and periods prior to January 1, 2006 have not been adjusted. A summary of the impact of consolidating Bois d'Arc Energy is included in Note 1 to the consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

Cash and Cash Equivalents	$27,084	$89
Accounts Receivable:
Oil and gas sales	48,051	37,646
Joint interest operations	13,888	5,553
Other Current Assets	16,150	9,482
Total current assets	105,173	52,770
Property and Equipment:
Unevaluated oil and gas properties	17,279	10,723
Oil and gas properties, successful efforts method	2,353,375	1,018,341
Other	8,154	3,342
Accumulated depreciation, depletion and amortization	(702,574)	(325,478)
Net property and equipment	1,676,234	706,928
Assets Held for Sale	6,518	—
Investment in Bois d'Arc Energy	—	252,134
Other Assets	4,959	4,831
	$1,792,884	$1,016,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term Debt	$6,500	$—
Accounts Payable	83,623	44,216
Accrued Expenses	32,776	12,659
Unrealized Loss on Derivatives	—	11,242
Total current liabilities	122,899	68,117
Long-term Debt	455,000	243,000
Deferred Income Taxes Payable	305,062	119,481
Reserve for Future Abandonment Costs	44,327	3,206
Minority Interest in Bois d'Arc Energy	212,683	—
Total liabilities	1,139,971	433,804
Commitments and Contingencies
Stockholders' Equity:
Common stock-$0.50 par, 50,000,000 shares authorized, 43,126,262 and 42,969,262 shares outstanding at September 30, 2006 and December 31, 2005, respectively	21,554	21,485
Additional paid-in capital	346,728	338,996
Retained earnings	284,631	222,378
Total stockholders' equity	652,913	582,859
	$1,792,884	$1,016,663

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Oil and gas sales	$129,251	$71,619	$385,153	$209,970
Operating expenses:
Oil and gas operating	26,904	10,803	78,220	36,869
Exploration	8,069	2,423	16,662	19,709
Depreciation, depletion and amortization	40,709	14,036	104,457	47,368
Impairment	1,389	3,400	2,235	3,400
Loss on disposal of oil and gas properties	—	—	7,934	—
General and administrative, net	7,370	3,058	22,738	11,015
Total operating expenses	84,441	33,720	232,246	118,361

Income from operations	44,810	37,899	152,907	91,609
Other income (expenses):
Interest income	258	242	724	1,449
Other income	187	37	616	173
Interest expense	(6,733)	(4,982)	(18,322)	(15,499)
Gain on sale of stock by Bois d'Arc Energy	—	—	—	28,797
Gain (loss) on derivatives	1,180	(17,814)	10,608	(21,045)
Total other income (expenses)	(5,108)	(22,517)	(6,374)	(6,125)

Income before income taxes, minority interest and
equity in earnings of Bois d'Arc Energy	39,702	15,382	146,533	85,484
Provision for income taxes	(16,662)	(7,602)	(61,847)	(11,469)
Minority interest in earnings of Bois d'Arc Energy	(6,004)	—	(22,433)	—
Equity in earnings (loss) of Bois d'Arc Energy	—	6,358	—	(54,867)
Net income	$17,036	$14,138	$62,253	$19,148

Net income per share:
Basic	$0.40	$0.35	$1.48	$0.50
Diluted	$0.39	$0.33	$1.42	$0.47

Weighted average common and common stock equivalent shares outstanding:
Basic	42,243	40,432	42,128	38,417
Diluted	43,553	42,380	43,505	40,516

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006
(Unaudited)

		Common	Additional
	Common	Stock -	Paid-in	Retained
	Stock	Par Value	Capital	Earnings	Total
	(In thousands)
Balance at December 31, 2005	42,969	$21,485	$338,996	$222,378	$582,859
Stock-based compensation	19	—	5,123	—	5,123
Exercise of stock options	138	69	1,687	—	1,756
Excess tax benefit from stock-
based compensation	—	—	922	—	922
Net income	—	—	—	62,253	62,253
Balance at September 30, 2006	43,126	$21,554	$346,728	$284,631	$652,913

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,253	$19,148
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	55,078	8,435
Depreciation, depletion and amortization	104,457	47,368
Dry hole costs and leasehold impairments	13,246	16,883
Impairments	2,235	3,400
Loss on disposal of oil and gas properties	7,934	—
Debt issuance cost amortization	878	707
Stock-based compensation	9,834	4,195
Excess tax benefit from stock-based compensation	(922)	—
Minority interest in earnings of Bois d'Arc Energy	22,433	—
Equity in loss of Bois d'Arc Energy	—	54,867
Gain on sale of stock by Bois d'Arc Energy	—	(28,797)
Gain (loss) from derivatives	(10,608)	21,045
(Increase) decrease in accounts receivable	10,774	(4,741)
(Increase) decrease in other current assets	(139)	1,659
Increase (decrease) in accounts payable and accrued expenses	(3,153)	7,947
Net cash provided by operating activities	274,300	152,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(404,295)	(326,091)
Advances to Bois d'Arc Energy	—	(6,421)
Repayments from Bois d'Arc Energy	—	158,066
Payments to settle derivatives	(703)	(140)
Net cash used for investing activities	(404,998)	(174,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	182,000	176,000
Principal payments on debt	(39,000)	(297,000)
Proceeds from issuance of common stock	1,756	142,706
Excess tax benefit from stock-based compensation	922	—
Other	(28)	(92)
Net cash provided by financing activities	145,650	21,614

Net increase (decrease) in cash and cash equivalents	14,952	(856)
Cash and cash equivalents, beginning of period	89	2,703
Bois d'Arc Energy cash and cash equivalents as of January 1, 2006	12,043	—
Cash and cash equivalents, end of period	$27,084	$1,847

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006
(Unaudited)

(1) SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2006 and the related results of operations and cash flows for the nine months ended September 30, 2006 and 2005.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company and of Bois d'Arc Energy, Inc. included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2005.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest. Investments in 50% or less owned entities are accounted for using the equity method of accounting. Intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the nine months ended September 30, 2006 are not necessarily an indication of the results expected for the full year.

On July 16, 2004, Comstock contributed its offshore oil and gas properties to a new entity, Bois d'Arc Energy, LLC, a limited liability company that conducted exploration, development and production operations in state and federal waters in the Gulf of Mexico. Comstock accounted for its 60% interest in Bois d'Arc Energy, LLC based on its proportionate ownership in such entity until May 10, 2005 when Bois d'Arc Energy, LLC was converted to a corporation and changed its name to Bois d'Arc Energy, Inc. ("Bois d'Arc Energy"). On May 11, 2005 Bois d'Arc Energy completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. Bois d'Arc Energy sold 12.0 million shares of common stock and received net proceeds of $145.1 million and a selling stockholder sold 1.5 million shares. On May 11, 2005, Bois d'Arc Energy used the proceeds from its initial public offering together with borrowings under a new bank credit facility to repay $158.1 million in outstanding advances from Comstock. As a result of Bois d'Arc Energy's conversion to a corporation and the initial public offering, Comstock's ownership in Bois d'Arc Energy decreased to 48% and Comstock discontinued accounting for its interest in Bois d'Arc Energy using the proportionate consolidation method and began using the equity method to account for its investment in Bois d'Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the three months ended September 30, 2006, Comstock acquired 2,285,000 additional shares of Bois d'Arc Energy for $36.4 million increasing its ownership of Bois d'Arc Energy's common stock to 32,220,761 shares. As a result, as of September 30, 2006, the Company has voting control of Bois d'Arc Energy through the combined share ownership of the Company and the members of its Board of Directors. Upon obtaining voting control of Bois d'Arc Energy, Comstock began including Bois d'Arc Energy in its financial statements as a consolidated subsidiary. As permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 have been retroactively adjusted to reflect Bois d'Arc Energy as a consolidated subsidiary as of January 1, 2006. The Company's financial statements for dates and periods prior to January 1, 2006, have not been adjusted. The inclusion of Bois d'Arc Energy as a consolidated subsidiary in the Company's financial statements had no impact on the Company's net income.

The following summarizes the impact of retroactively consolidating the results of Bois d'Arc Energy as of January 1, 2006:

	Six Months Ended June 30, 2006
	As Previously	Consolidating	As
	Reported	Adjustments	Consolidated
	(In thousands)
Statement of Operations
Revenues	$134,462	$121,440	$255,902
Income from operations	$56,783	$51,314	$108,097
Income before income taxes, minority interest in
earnings and equity in earnings of Bois d'Arc
Energy	$57,710	$49,121	$106,831
Provision for income taxes	(27,628)	(17,557)	(45,185)
Minority interest in earnings of Bois d'Arc Energy	—	(16,429)	(16,429)
Equity earnings in earnings of Bois d'Arc Energy	15,135	(15,135)	—
Net income	$45,217	$—	$45,217

Balance Sheet
Current assets	$40,723	$51,450	$92,173
Property and equipment, net	752,181	741,164	1,493,345
Investment in Bois d'Arc Energy	267,269	(267,269)	—
Other assets	10,858	703	11,561
Total assets	$1,071,031	$526,048	$1,597,079

Current liabilities	$51,086	$73,196	$124,282
Long-term debt	243,000	90,000	333,000
Deferred income taxes payable	139,383	138,344	277,727
Reserve for future abandonment costs	3,349	37,988	41,337
Minority interest in Bois d'Arc Energy	—	186,520	186,520
Stockholders' equity	634,213	—	634,213
Total liabilities and stockholders' equity	$1,071,031	$526,048	$1,597,079

In connection with the $36.4 million acquisition of additional common shares of Bois d'Arc Energy, Comstock has allocated the purchase price paid for the shares in excess of its underlying net book value in Bois d'Arc Energy of $18.9 million together with the related deferred income tax liability of $10.1 million to oil and gas properties in the accompanying consolidated balance sheet. This additional amount is being amortized over the productive lives of Bois d'Arc Energy's oil and gas properties using the unit-of-production method. The pro forma impact of the acquisition of these shares was not material to the Company's historical results of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes, minority interest and equity in earnings (loss) of Bois d'Arc Energy, is due to the following:
	Nine Months Ended
	September 30,
	2006		2005

Tax at statutory rate	35.0%		35.0%
Tax effect of:
Undistributed earnings of Bois d'Arc Energy, not consolidated for federal income tax purposes	5.0%		—
Nondeductible stock-based compensation	1.7%		0.5%
State income taxes, net of federal benefit	—		1.0%
Deferred taxes provided due to change in state tax laws	0.7%		—
Other	(0.2%	)	1.0%
Effective tax rate	42.2%		37.5%

The following is an analysis of consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)
	2006	2005	2006	2005

Current provision	$1,599	$930	$6,769	$3,034
Deferred provision	15,063	6,672	55,078	8,435
Provision for Income Taxes	$16,662	$7,602	$61,847	$11,469

Stock-Based Compensation

Effective January 1, 2006 Comstock adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accountings Standards No. 123, "Accounting for Stock Based Compensation" for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company's net income or earnings per share for the three months and nine months ended September 30, 2006. The Company recognized $3.3 million and $1.0 million, for the three months ended September 30, 2006 and 2005, respectively, and $9.8 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively, in stock-based compensation expense within general and administrative expenses.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.9 million and $12.6 million for the nine months ended September 30, 2006 and 2005, respectively. Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. Upon adoption of SFAS 123R effective January 1, 2006, $0.9 million of tax benefits have been included in cash flows from financing activities for the nine months ended September 30, 2006.

Comstock and Bois d'Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors. Additional information regarding the outstanding awards under these incentive compensation plans is presented below.

Comstock stock options. Comstock amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 40,000 shares at an exercise price of $32.44 per share were granted during the nine months ended September 30, 2006. The fair value of the options awarded was $15.03 per option share. Total compensation expense recognized by Comstock for all outstanding Comstock stock options was $0.2 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, options to purchase 138,000 Comstock shares were exercised with an intrinsic value of $2.4 million. Total unrecognized compensation cost related to non-vested Comstock stock options of $1.7 million is expected to be recognized over a period of 3.2 years. A summary of outstanding and exercisable options for Comstock as of September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)

Options outstanding	1,625,970	$10.00	2.62	$28,581
Options exercisable	1,494,470	$8.03	2.14	$28,581

Comstock restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 40,000 shares were made during the nine months ended September 30, 2006. The value of the grants awarded was $29.60 per share. Total compensation expense recognized by Comstock for restricted stock grants was $1.4 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $4.5 million and $2.6 million for the nine months ended September 30, 2006 and 2005, respectively. Total unrecognized compensation cost related to non-vested Comstock restricted stock of $15.1 million as of September 30, 2006 is expected to be recognized over a period of 3.3 years. As of September 30, 2006 the Company had 882,250 shares of Comstock unvested restricted stock outstanding at a weighted average grant date fair value of $24.63 per share.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Bois d'Arc Energy stock options. Bois d'Arc Energy amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 324,000 shares at exercise prices ranging from $14.23 to $16.75 per share were granted during the nine months ended September 30, 2006. The fair value of the options awarded was $9.66 per option share. The consolidated statements of operations include compensation expense recognized for all outstanding Bois d'Arc Energy stock options of $0.9 million for the three months ended September 30, 2006 and $2.5 million for the nine months ended September 30, 2006. Total unrecognized compensation cost related to non-vested Bois d'Arc Energy stock options of $11.5 million is expected to be recognized over a period of 4.9 years. A summary of outstanding and exercisable options for Bois d'Arc Energy as of September 30, 2006 is presented below:
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options outstanding	3,352,000	$7.64	8.0	$26,027
Options exercisable	1,130,000	$6.17	7.7	$10,321

Bois d'Arc Energy restricted stock. Bois d'Arc Energy amortizes the fair value of restricted stock grants over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Bois d'Arc Energy issued restricted stock grants for 25,000 shares during the nine months ended September 30, 2006. The value of the grants awarded was $15.48 per share. The consolidated statements of operations include compensation expense recognized by Bois d'Arc Energy for restricted stock grants of $0.8 million for the three months ended September 30, 2006 and $2.2 million for the nine months ended September 30, 2006. Total unrecognized compensation cost related to non-vested Bois d'Arc Energy restricted stock of $8.5 million as of September 30, 2006, is expected to be recognized over a period of 4.5 years. As of September 30, 2006 Bois d'Arc Energy had 1,312,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.97 per share.

Asset Retirement Obligations

Comstock's primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Future abandonment liability — beginning of period	$3,206	$19,248
Bois d'Arc Energy abandonment liability(1)	35,034	(16,915)
Accretion expense	1,849	109
Acquisition liabilities assumed	3,345	266
New wells placed on production	923	61
Liabilities settled	(30)	—
Future abandonment liability — end of period	$44,327	$2,769

(1) Comstock's share of the asset retirement obligations of Bois d'Arc Energy was reclassified to the investment in Bois d'Arc Energy upon the change to the equity accounting method in 2005.  Concurrent with including Bois d'Arc Energy as a consolidated subsidiary as of January 1, 2006, the asset retirement obligations of Bois d'Arc Energy are included in the Company's consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, unvested restricted stock or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options, unvested restricted stock and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months and nine months ended September 30, 2006 and 2005, respectively, were determined as follows:

	Three Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$17,036	42,243	$0.40	$14,138	40,432	$0.35

Diluted Earnings Per Share:
Net Income	$17,036	42,243		$14,138	40,432
Effect of Dilutive Securities:
Stock Grants and Options	(88)	1,310		—	1,948

Net Income Available to Common Stockholders
With Assumed Conversions	$16,948	43,553	$0.39	$14,138	42,380	$0.33

	Nine Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic Earnings Per Share:
Net Income	$62,253	42,128	$1.48	$19,148	38,417	$0.50

Diluted Earnings Per Share:
Net Income	$62,253	42,128		$19,148	38,417
Effect of Dilutive Securities:
Stock Grants and Options	(394)	1,377		—	2,099

Net Income Available to Common Stockholders
With Assumed Conversions	$61,859	43,505	$1.42	$19,148	40,516	$0.47

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

The following table sets forth the derivative financial instruments outstanding at September 30, 2006 which relate to Comstock's natural gas production:

Period Beginning	Period Ending	Volume MMBtu	Delivery Location	Type of Instrument	Floor Price	Ceiling Price
October 1, 2006	December 31, 2006	768,000	Henry Hub	Collar	$4.50	$9.02
October 1, 2006	December 31, 2006	600,000	Houston Ship Channel	Collar	$4.50	$8.25

The fair value of the Company's derivative contracts held for price risk management at September 30, 2006 was an asset of $68,000. Comstock did not designate these instruments as cash flow hedges and accordingly, unrealized gains on derivatives of $1.2 million and $11.3 million was recorded for the three months and nine months ended September 30, 2006, respectively, and unrealized losses of $17.7 million and $20.9 million was recorded for the three and nine months ended September 30, 2005, respectively, to reflect the change in this liability. The Company realized losses of $0.7 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively, to settle derivative positions.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)
Cash Payments -
Interest payments	$21,017	$18,193
Income tax payments	$7,105	$2,546

(2) ACQUISITION -

In September 2006 the Company acquired oil and gas properties in South Texas from Denali Oil & Gas Partners LP and other working interest owners for $67.2 million in cash. The transaction was funded with borrowings under Comstock's bank credit facility. The pro forma impact of this acquisition was not material to the Company's historical results of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(3) LONG-TERM DEBT -

At September 30, 2006, long-term debt was comprised of the following:
(In thousands)
Comstock Revolving Bank Credit Facility	$175,000
Bois d'Arc Energy Revolving Bank Credit Facility	105,000
Comstock 6⅞% Senior Notes due 2012	175,000
$455,000

Comstock has $175.0 million of 6⅞% senior notes which are due March 1, 2012, with interest payable semiannually on each March 1 and September 1. These notes are unsecured obligations of the Company and are guaranteed by the Company's wholly owned subsidiaries. Comstock also has a $400.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Indebtedness under the credit facility is secured by Comstock's wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties. The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $350.0 million at September 30, 2006. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $10.0 million, limit the amount of consolidated debt that Comstock may incur and limit its ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. Comstock was in compliance with these covenants as of September 30, 2006.

Bois d'Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $150.0 million at September 30, 2006 and was increased to $200.0 million as of October 31, 2006. The borrowing base is re-determined semi-annually based on the banks' estimates of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Bois d'Arc Energy's option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of the Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. Bois d'Arc Energy was in compliance with these covenants as of September 30, 2006.
(4) COMMITMENTS AND CONTINGENCIES -

From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations. In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5) ASSETS HELD FOR SALE -

The Company has entered into an agreement to sell its oil and gas properties in Kentucky to a third party for $7.0 million. The Company has recorded a $7.9 million loss on this pending sale. The Company's investment in these properties of $6.5 million is presented as Assets Held for Sale in the accompanying consolidated balance sheet as of September 30, 2006 at its expected realizable value.

(6) CONSOLIDATING FINANCIAL STATEMENTS -

Comstock Resources, Inc. (the parent company) has $175.0 million of 6⅞% senior notes outstanding which are guaranteed by all of the parent company's 100% owned consolidated subsidiaries. There are no restrictions on the parent company's ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary's ability to obtain funds from the parent company or their direct or indirect subsidiaries. The 6⅞% senior notes are not guaranteed by Bois d'Arc Energy, Inc. and its subsidiaries (the Non-Guarantor Subsidiaries).  The following condensed consolidating balance sheet, statements of operations and statement of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

Balance Sheet:
	As of September 30, 2006
	Comstock Resources, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$1,253	$25,831	$—	$27,084
Accounts receivable	—	34,031	27,908	—	61,939
Other current assets	378	1,852	13,920	—	16,150
Total current assets	378	37,136	67,659	—	105,173

Net property and equipment	30,863	851,535	793,836	—	1,676,234
Assets held for resale	—	6,518	—	—	6,518
Investment in subsidiaries	621,632	—	—	(621,632)	—
Intercompany receivables	375,474	—	—	(375,474)	—
Other assets	4,099	1	859	—	4,959
Total assets	$1,032,446	$895,190	$862,354	$(997,106)	$1,792,884

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$6,500	$—	$6,500
Accounts payable	—	37,593	46,030	—	83,623
Accrued expenses	3,877	14,668	14,231	—	32,776
Total current liabilities	3,877	52,261	66,761	—	122,899

Long-term debt	350,000	—	105,000	—	455,000
Intercompany payables	—	375,474	—	(375,474)	—
Deferred income taxes payable	25,656	132,744	146,662	—	305,062
Reserve for future abandonment costs	—	3,465	40,862	—	44,327
Minority interest	—	—	—	212,683	212,683
Total liabilities	379,533	563,944	359,285	(162,791)	1,139,971
Stockholders' equity	652,913	331,246	503,069	(834,315)	652,913
Total liabilities and stockholders' equity	$1,032,446	$895,190	$862,354	$(997,106)	$1,792,884

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Three Months Ended September 30, 2006
	Comstock Resources, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$62,255	$66,996	$—	$129,251
Operating expenses:
Oil and gas operating	—	13,366	13,538	—	26,904
Exploration	—	—	8,069	—	8,069
Depreciation, depletion and amortization	329	18,648	21,732	—	40,709
Impairment	—	803	586	—	1,389
Loss on disposal of oil and gas properties	—	—	—	—	—
General and administrative, net	6,138	(1,798)	3,030	—	7,370
Total operating expenses	6,467	31,019	46,955	—	84,441
Income from operations	(6,467)	31,236	20,041	—	44,810
Other income (expenses):
Interest income	5,299	143	115	(5,299)	258
Other income	—	45	142	—	187
Interest expense	(4,851)	(5,299)	(1,882)	5,299	(6,733)
Gain on derivatives	—	1,180	—	—	1,180
Total other income (expenses)	448	(3,931)	(1,625)	—	(5,108)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(6,019)	27,305	18,416	—	39,702
Provision for income taxes	(508)	(9,322)	(6,832)	—	(16,662)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(6,004)	(6,004)
Equity in earnings of subsidiaries	23,563	—	—	(23,563)	—
Net income	$17,036	$17,983	$11,584	$(29,567)	$17,036

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30, 2006
	Comstock Resources, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$196,717	$188,436	$—	$385,153
Operating expenses:
Oil and gas operating	—	40,421	37,799	—	78,220
Exploration	—	344	16,318	—	16,662
Depreciation, depletion and amortization	444	51,393	52,620	—	104,457
Impairment	—	803	1,432	—	2,235
Loss on disposal of oil and gas properties	—	7,934	—	—	7,934
General and administrative, net	18,704	(4,878)	8,912	—	22,738
Total operating expenses	19,148	96,017	117,081	—	232,246
Income from operations	(19,148)	100,700	71,355	—	152,907
Other income (expenses):
Interest income	16,260	483	241	(16,260)	724
Other income	—	147	469	—	616
Interest expense	(14,041)	(16,013)	(4,528)	16,260	(18,322)
Gain on derivatives	—	10,608	—	—	10,608
Total other income (expenses)	2,219	(4,775)	(3,818)	—	(6,374)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(16,929)	95,925	67,537	—	146,533
Provision for income taxes	(2,791)	(34,667)	(24,389)	—	(61,847)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(22,433)	(22,433)
Equity in earnings of subsidiaries	81,973	—	—	(81,973)	—
Net income	$62,253	$61,258	$43,148	$(104,406)	$62,253

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Cash Flows:
	Nine Months Ended September 30, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources, Inc.	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(9,694)	$146,023	$137,971	$—	$274,300

Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(929)	(207,318)	(196,048)	—	(404,295)
Acquisition of Bois d'Arc Energy, Inc. common stock	(35,865)	—	—	35,865	—
Payments to settle derivatives	—	(703)	—	—	(703)
Advances to subsidiaries	(63,190)	—	—	63,190	—
Net Cash Used for Investing Activities	(99,984)	(208,021)	(196,048)	99,055	(404,998)

Cash Flows From Financing Activities:
Borrowings	111,000	—	71,000	—	182,000
Borrowing from parent	—	63,190	—	(63,190)	—
Principal payments on debt	(4,000)	—	(35,000)	—	(39,000)
Proceeds from issuance of common stock	1,756	—	35,990	(35,990)	1,756
Excess tax benefit from stock-based compensation	922	—	29	(29)	922
Other	—	(28)	(154)	154	(28)
Net Cash Provided by Financing Activities	109,678	63,162	71,865	(99,055)	145,650
Net increase in cash and cash equivalents	—	1,164	13,788	—	14,952
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d'Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043
Cash and cash equivalents, end of period	$—	$1,253	$25,831	$—	$27,084

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statement of stockholders' equity for the nine months ended September 30, 2006, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated March 13, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
November 6, 2006

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

Investment in Bois d'Arc Energy

Bois d'Arc Energy was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d'Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d'Arc Energy, and we accounted for our share of the Bois d'Arc Energy financial and operating results using proportionate consolidation accounting until Bois d'Arc Energy converted to a corporation and completed its initial public offering in May 2005. As a result of Bois d'Arc Energy's conversion to a corporation and the initial public offering, our ownership in Bois d'Arc Energy decreased to 48% and we discontinued accounting for our interest in Bois d'Arc Energy using the proportionate consolidation method and began using the equity method to account for our investment in Bois d'Arc Energy.

During the three months ended September 30, 2006, we acquired 2,285,000 additional shares of Bois d'Arc Energy for $36.4 million increasing our ownership of Bois d'Arc Energy's common stock to 32,220,761 shares. As a result, as of September 30, 2006, we have voting control of Bois d'Arc Energy through our share ownership combined with the share ownership of the members of our Board of Directors. Since we obtained voting control of Bois d'Arc Energy, we began including Bois d'Arc Energy in our financial statements as a consolidated subsidiary. As permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 have been retroactively adjusted to reflect Bois d'Arc Energy as a consolidated subsidiary as of January 1, 2006. Our financial statements for dates and periods prior to January 1, 2006, have not been adjusted. The inclusion of Bois d'Arc Energy as a consolidated subsidiary in the our financial statements had no impact on the our net income. Although the adjustment to reflect Bois d'Arc Energy as a consolidated subsidiary had no impact on our net income, comparisons of the separate components of our results of operations are significantly impacted by this change. In order to provide meaningful information regarding comparisons of our results for the three and nine months ended September 30, 2006, our discussion of our operating results and capital expenditures is presented based upon a comparison of actual 2006 results to pro forma results for 2005 which include Bois d'Arc Energy as a consolidated subsidiary.

Pro Forma Financial Results

The following table includes our financial results for the three and nine months ended September 30, 2006 and 2005 and pro forma financial results for the three and nine months ended September 30, 2005 assuming Bois d'Arc Energy was included as a consolidated subsidiary as of January 1, 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2005			2005
	2006	As Reported	Pro Forma(1)	2006	As Reported	Pro Forma(1)
Oil and gas sales	$129,251	$71,619	$115,053	$385,153	$209,970	$307,035
Operating expenses:
Oil and gas operating	26,904	10,803	19,146	78,220	36,869	54,494
Exploration	8,069	2,423	5,249	16,662	19,709	27,399
Depreciation, depletion and amortization	40,709	14,036	23,331	104,457	47,368	71,054
Impairment	1,389	3,400	3,400	2,235	3,400	3,400
Loss on disposal of assets	—	—	—	7,934	$—	89
General and administrative, net	7,370	3,058	4,942	22,738	11,015	15,437
Total operating expenses	84,441	33,720	56,068	232,246	118,361	171,873

Income from operations	44,810	37,899	58,985	152,907	91,609	135,162
Other income (expenses):
Other income	187	37	(13)	616	173	123
Interest income	258	242	221	724	1,449	407
Interest expense	(6,733)	(4,982)	(5,220)	(18,322)	(15,499)	(15,904)
Gain on sale of stock by Bois d'Arc	—	—	—	—	28,797	28,797
Gain (loss) on derivatives	1,180	(17,814)	(17,814)	10,608	(21,045)	(21,045)
Total other income (expenses)	(5,108)	(22,517)	(22,826)	(6,374)	(6,125)	(7,622)

Income before income taxes, minority interest
and equity in earnings of Bois d'Arc Energy	39,702	15,382	36,159	146,533	85,484	127,540
Provision for income taxes	(16,662)	(7,602)	(15,120)	(61,847)	(11,469)	(131,112)
Equity in earnings (loss) of Bois d'Arc Energy	—	6,358	—	—	(54,867)	—
Minority interest in earnings of Bois d'Arc Energy	(6,004)	—	(6,901)	(22,433)	—	22,720
Net Income	$17,036	$14,138	$14,138	$62,253	$19,148	$19,148

(1)	Pro forma results include Bois d'Arc Energy as a consolidated subsidiary.

Results of Operations

The following table reflects certain summary operating data for the periods presented:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Onshore(3)	Boid d'Arc Energy	Total	Onshore(3)	Bois d'Arc Energy	Pro Forma Total(4)
Net Production Data:
Oil (Mbbls)	231	370	601	208	245	453
Natural Gas (Mmcf)	7,409	6,106	13,515	7,328	3,306	10,634
Natural Gas equivalent (Mmcfe)	8,792	8,328	17,120	8,575	4,775	13,350

Oil sales	$13,696	$25,935	$39,631	$10,960	$14,683	$25,643
Gas sales	48,559	41,061	89,620	60,659	28,751	89,410
Total oil and gas sales	$62,255	$66,996	$129,251	$71,619	$43,434	$115,053
Oil and gas operating expenses(1)	$13,365	$13,538	$26,903	$10,803	$8,343	$19,146
Exploration expense	—	8,069	8,069	2,423	2,826	5,249
Depreciation, depletion and amortization	$18,977	$21,732	$40,709	$14,036	$9,295	$23,331

Average Sales Price:
Oil (per Bbl)	$59.42	$70.01	$65.95	$52.71	$59.96	$56.63
Natural gas (per Mcf)	$6.55	$6.72	$6.63	$8.28	$8.70	$8.41
Average equivalent (Mcfe)	$7.08	$8.04	$7.55	$8.35	$9.10	$8.62

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.52	$1.63	$1.57	$1.26	$1.75	$1.43
Depreciation, depletion and amortization(2)	$2.12	$2.60	$2.35	$1.62	$1.93	$1.73

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, deletion and amortization of oil and gas properties only.
(3)	Includes the onshore operations of Comstock.
(4)	Pro Forma amounts include Bois d'Arc Energy as a consolidated subsidiary.

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Onshore(3)	Bois d'Arc Energy	Total	Onshore(3)	Bois d'Arc Energy	Pro Forma Total(4)
Net Production Data:
Oil (Mbbls)	696	1,033	1,729	501	956	1,457
Natural Gas (Mmcf)	22,327	16,388	38,715	20,874	11,718	32,592
Natural Gas equivalent (Mmcfe)	26,501	22,587	49,088	23,881	17,457	41,338

Oil sales	$39,808	$69,215	$109,023	$24,534	$49,294	$73,828
Gas sales	156,909	119,221	276,130	146,906	86,301	233,207
Total oil and gas sales	$196,717	$188,436	$385,153	$171,440	$135,595	$307,035
Oil and gas operating expenses(1)	$40,420	$37,799	$78,219	$30,170	$24,324	$54,494
Exploration expense	344	16,318	16,662	16,883	10,516	27,399
Depreciation, depletion and amortization	$51,837	$52,620	$104,457	$37,153	$33,901	$71,054

Average Sales Price:
Oil (per Bbl)	$57.22	$67.00	$63.06	$48.96	$51.54	$50.65
Natural gas (per Mcf)	$7.03	$7.27	$7.13	$7.04	$7.36	$7.16
Average equivalent (Mcfe)	$7.42	$8.34	$7.85	$7.18	$7.77	$7.43

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.53	$1.67	$1.59	$1.26	$1.39	$1.32
Depreciation, depletion and amortization(2)	$1.94	$2.32	$2.11	$1.54	$1.93	$1.71

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, deletion and amortization of oil and gas properties only.
(3)	Includes the onshore operations of Comstock.
(4)	Pro Forma amounts include Bois d'Arc Energy as a consolidated subsidiary.

Revenues -

Our total oil and gas sales in the third quarter of 2006 of $129.3 million were $14.2 million (12%) higher than our pro forma consolidated sales of $115.1 million in the third quarter of 2005. Oil and gas sales from our onshore properties decreased $9.3 million or 13% to $62.3 million for the three months ended September 30, 2006 from $71.6 million for the third quarter of 2005. This decrease is primarily attributable to lower natural gas prices. Our onshore production in the third quarter of 2006, on an equivalent unit of production basis, increased by 3% from production in the third quarter of 2005, reflecting additional production from our drilling activity. Our average onshore realized crude oil price increased by 13% and our average onshore realized natural gas price decreased by 21% in the third quarter of 2006 as compared to the third quarter of 2005. Oil and gas sales from Bois d'Arc Energy operations for the third quarter of 2006 of $67.0 million increased $23.6 million compared with the third quarter of 2005 primarily due to higher production. Bois d'Arc Energy production of 8.3 Bcfe in the third quarter of 2006 increased by 74% from the same quarter last year, primarily due to production from new wells and the return to production of certain properties which were curtailed following last year's hurricanes. The average Bois d'Arc Energy oil price increased by 17% and the average Bois d'Arc Energy natural gas price decreased by 23% in the third quarter of 2006 as compared to the third quarter of 2005.

For the nine months ended September 30, 2006, our oil and gas sales increased $78.2 million (25%) to $385.2 million from our pro forma consolidated sales of $307.0 million for the nine months ended September 30, 2005. Our oil and gas sales from onshore operations increased $25.3 million to $196.7 million for the first nine months of 2006 from the same period last year due to a 11% increase in production and a 17% increase in oil prices. Oil and gas sales from Bois d'Arc Energy operations of $188.4 million during the first nine months of 2006 increased 39% from the first nine months of 2005. This increase is attributable to a 29% increase in production and a 30% increase in oil prices. The higher production level relates to new wells drilled and the return to production of certain offshore properties which were curtailed following the 2005 hurricanes.

Costs and Expenses -
Our oil and gas operating expenses, including production taxes, increased $7.8 million (41%) to $26.9 million in the third quarter of 2006 from pro forma consolidated operating expenses of $19.1 million in the third quarter of 2005. Oil and gas operating expenses from our onshore operations increased $2.6 million (24%) to $13.4 million from $10.8 million in the third quarter of 2005. This increase mainly reflects our higher production from onshore properties and higher ad valorem taxes. Oil and gas operating expenses per equivalent Mcf produced for our onshore operations increased $0.26 (21%) to $1.52 in the third quarter of 2006 from $1.26 in the third quarter of 2005. Bois d'Arc Energy's oil and gas operating costs for the third quarter of 2006 of $13.5 million increased $5.2 million (62%) from $8.3 million in the third quarter of 2005 due primarily due to the higher production level together with higher oil field service and insurance costs in the Gulf of Mexico. Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy operations decreased $0.12 (7%) to $1.63 in the third quarter of 2006 from $1.75 in the third quarter of 2005.

Oil and gas operating expenses increased $23.7 million (43%) to $78.2 million in the first nine months of 2006 from our pro forma consolidated operating expenses of $54.5 million in the first nine months of 2005. Onshore oil and gas operating expenses increased $10.3 million (34%) as the result of property acquisitions, the higher production level and increased ad valorem and severance taxes. Onshore oil and gas operating expenses per Mcfe produced increased $0.27 to $1.53 for the nine months ended September 30, 2006 from $1.26 for the same period in 2005. Bois d'Arc Energy's oil and gas operating expenses increased $13.5 million (55%) to $37.8 million for the first nine months of 2006 due to hurricane repair costs incurred and lifting costs associated with new wells. Bois d'Arc Energy's oil and gas operating expenses per Mcfe produced increased $0.28 to $1.67 for the nine months ended September 30, 2006 from $1.39 for the same period in 2005.

In the third quarter of 2006, we had $8.1 million of exploration expense as compared to pro forma consolidated exploration expense of $5.2 million in the third quarter of 2005. The provision in the third quarter of 2006 primarily related to an offshore exploratory dry hole and seismic costs incurred by Bois d'Arc Energy. For the nine months ended September 30, 2006 exploration expense was $16.7 million as compared to $27.4 million in the same period in 2005. The provision for the first nine months of 2006 primarily reflects three exploratory offshore dry holes drilled in 2006 and seismic costs incurred for both onshore and offshore operations.

Depreciation, depletion and amortization ("DD&A") increased $17.4 million (75%) to $40.7 million in the third quarter of 2006 from pro forma consolidated DDA expense of $23.3 million in the third quarter of 2005. DD&A for our onshore properties increased $5.0 million to $19.0 million for the three months ended September 30, 2006 from $14.0 million in the third quarter of 2005 due to higher production and an increase in our onshore average DD&A rate. Our onshore DD&A per equivalent Mcf produced increased by $0.50 to $2.12 for the three months ended September 30, 2006 from $1.62 for the three months ended September 30, 2005. This increased rate is primarily attributable to the higher capitalized costs associated with our drilling program and our acquisition made in May 2005. DD&A related to Bois d'Arc Energy for the third quarter of 2006 increased $12.4 million due primarily to the higher production level and a higher amortization rate. The DD&A rate per Mcfe produced for Bois d'Arc Energy operations in the third quarter of 2006 increased $0.67 per Mcfe to $2.60 per Mcfe from $1.93 in the third quarter of 2005 due to higher capitalized costs related to Bois d'Arc Energy's exploration program which reflect the increased costs for drilling and construction services in the Gulf of Mexico after the 2005 hurricanes. For the nine months ended September 30, 2006, DD&A increased $33.4 million (47%) to $104.5 million from pro forma consolidated DD&A expense of $71.1 million for the nine months ended September 30, 2005. DD&A for our onshore properties increased $14.6 million (39%) to $51.8 million from $37.2 million in the first nine months of 2005. The increase is due to the 11% increase in onshore production and the increased amortization rate of $1.94 per Mcfe in the first nine months of 2006 as compared to $1.54 for the first nine months of 2005. The higher rate is attributable to higher costs of the acquisition we made in May 2005 and higher drilling costs per Mcfe of proved reserves added associated with our onshore drilling program. The DD&A associated with Bois d'Arc Energy of $52.6 million for the first nine months of 2006 increased $18.7 million (55%) from $33.9 million for the nine months ended September 30, 2005 due to the 29% higher production level and the increased amortization rate of $2.32 per Mcfe in the first nine months of 2006 as compared to $1.93 for the first nine months of 2005. The higher amortization rate is attributable to higher capitalized costs per Mcfe of proved reserves added from the 2005 and 2006 offshore drilling activity and also to the higher costs associated with offshore drilling and construction activity.

General and administrative expenses, which are reported net of overhead reimbursements, increased by $2.5 million to $7.4 million for the third quarter of 2006 as compared to pro forma consolidated general and administrative expenses of $4.9 million for the third quarter of 2005. For the first nine months of 2006, general and administrative expenses increased to $22.7 million from pro forma consolidated general and administrative expenses of $15.4 million for the nine months ended September 30, 2005. The increases are primarily related to higher staffing levels in 2006.

Interest expense increased $1.5 million (29%) to $6.7 million for the third quarter of 2006 from pro forma consolidated interest expense of $5.2 million in the third quarter of 2005. The increase is primarily due increased borrowings under our bank credit facilities during the third quarter of 2006 and higher interest rates. The average borrowings outstanding increased to $180.5 million during the third quarter of 2006 as compared to $137.8 million in the third quarter of 2005. The average interest rate we were charged on the outstanding borrowings under our credit facilities increased to 6.75% in the third quarter of 2006 as compared to 4.75% in the third quarter of 2005. Interest expense for the nine months ended September 30, 2006 increased $2.4 million (15%) to $18.3 million from pro forma consolidated interest expense of $15.9 million for the nine months ended September 30, 2005. The increase is attributable higher interest rates partially offset by lower borrowings under our bank credit facilities during the third quarter of 2006. The average interest rate under the bank credit facilities increased to 6.4% in the first nine months of 2006 as compared to 4.4% in the first nine months of 2005. Average borrowings outstanding decreased to $157.0 million during the first nine months of 2006 as compared to $170.3 million for the nine months ended September 30, 2005.

Minority interest in earnings of Bois d'Arc Energy of $6.0 million for the three months ended September 30, 2006 decreased $0.9 million (13%) from the pro forma minority interest in earnings of $6.9 million for the comparable period last year primarily due to Bois d'Arc Energy's lower net income during the third quarter of 2006. Minority interest in earnings for the nine months ended of $22.4 million increased from the nine months ended September 30, 2005 mainly due to the absence of Bois d'Arc Energy's one time provision associated with recognizing cumulative deferred tax liabilities when it converted from a limited liability company to a corporation. We also recognized a gain of $28.8 million in the nine months ended September 30, 2005 on our investment in Bois d'Arc Energy based on our share of the amount that Bois d'Arc Energy's equity increased as a result of the sale of shares in Bois d'Arc Energy's initial public offering.

We did not designate our derivatives we utilize as part of our price risk management program as cash flow hedges and accordingly, we recognize gains or losses for the changes in the fair value of these liabilities during each period. The fair value of our liability for these derivatives decreased during the three months ended September 30, 2006 resulting in a gain of $1.2 million. During the three months ended September 30, 2005, the fair value of these liabilities increased substantially due to the increase in natural gas prices following Hurricane Rita and we accordingly recognized an unrealized loss of $17.7 million during this period. The unrealized gain on these derivatives for the nine months ended September 30, 2006 was $11.3 million and the unrealized loss on these derivatives for the nine months ended September 30, 2005 was 2005 was $20.9 million. We realized losses to settle derivative positions of $0.7 million during the nine months ended September 30, 2006 and $0.2 million for the three and nine months ended September 30, 2005.

We reported net income of $17.0 million for the three months ended September 30, 2006, as compared to $14.1 million for the three months ended September 30, 2005. The net income per share for the third quarter of 2006 was $0.39 on weighted average diluted shares outstanding of 43.6 million as compared to $0.33 for the third quarter of 2005 on weighted average diluted shares outstanding of 42.4 million. Net income for the nine months ended September 30, 2006 was $62.3 million, as compared to net income of $19.1 million for the nine months ended September 30, 2005. Net income per share on weighted average diluted shares outstanding for the nine months ended September 30, 2006 was $1.42 as compared to net income of $0.47 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2006, our primary sources of funds were net cash flow from operations of $274.3 million and net borrowings under our credit facilities of $143.0 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2006, we incurred capital expenditures of $406.7 million primarily for our acquisition, development and exploration activities.

    The following table summarizes our capital expenditure activity for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Onshore(1)	Bois d'Arc Energy	Total		Onshore(1)	Bois d'Arc Energy	Pro Forma Total(2)
	(In thousands)
Acquisitions	$68,175	$18,178	$86,353		$201,731	$—	$201,731
Leasehold costs	3,383	2,108	5,491		2,688	3,913	6,601
Development drilling	123,916	39,027	162,943		66,104	52,936	119,040
Exploratory drilling	75	87,771	87,846		15,189	39,069	54,258
Other development	17,389	44,714	62,103		10,686	27,805	38,491
	212,938	191,798	404,736		296,398	123,723	420,121
Other	388	1,595	1,983		118	1,354	1,472
	$213,326	$193,393	$406,719	(3)	$296,516	$125,077	$421,593

(1)	Includes the onshore operations of Comstock.
(2)	Pro Forma amounts include Bois d'Arc Energy as a consolidated subsidiary.
(3)	Excludes the $36.4 million acquisition of 2,285,000 shares of Bois d'Arc Energy common stock by Comstock.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for seismic data acquisition. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.

As of September 30, 2006 we have contracted for the services of onshore drilling rigs through September 2008 at an aggregate cost of $65.9 million. As of September 30, 2006 Bois d'Arc Energy has made commitments for the services of contracted offshore drilling rigs at an aggregate cost of $56.6 million through March 2008 and to acquire seismic data totaling $13.5 million through December 2008.

We spent $144.8 million and $94.7 million on our onshore development and exploration activities in the nine months ended September 30, 2006 and 2005, respectively. We expect to spend approximately $70.0 million for onshore development and exploration projects in the fourth quarter of 2006. Bois d'Arc Energy spent $173.6 million and $123.7 million on offshore development and exploration activities in the nine months ended September 30, 2006 and 2005, respectively, and expects to spend an additional $40.0 million for offshore development and exploration projects in the fourth quarter of 2006. Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facilities.

We spent $68.2 million and $201.7 million on onshore acquisitions in the nine months ended September 30, 2006 and 2005, respectively. Bois d'Arc Energy spent $18.2 million on acquisitions during the nine months ended September 30, 2006. We do not have a specific acquisition budget for 2006 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have a $400.0 million bank credit facility with the Bank of Montreal, as the administrative agent. The credit facility is a four-year revolving credit commitment that matures on February 25, 2008. Borrowings under the credit facility are limited to a borrowing base that was $350.0 million at September 30, 2006. We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

Indebtedness under the bank credit facility with the Bank of Montreal is secured by substantially all of our wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.25% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.375% is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $10.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of September 30, 2006.

Bois d'Arc Energy also has a bank credit facility with the Bank of Nova Scotia and several other banks. The credit facility matures on May 11, 2009. Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimates of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was increased to $200.0 million as of October 31, 2006. Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

During the nine months ended September 30, 2006 we also adopted Statement of Financial Accounting Standards No. 123R (Revised 2004), "Share-Based Payment." Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the nine months ended September 30, 2006.

In June 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes."  FIN 48 is an interpretation of SFAS 109.  Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of this interpretation, but do not expect it to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157).  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1).  This FSP addresses the planned major maintenance of assets and prohibits the use of the "accrue-in-advance" method of accounting for these activities.  This FSP is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.7 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $37.7 million.

Interest Rates

At September 30, 2006, we had total long-term debt of $455.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%. We had $280.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2006, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2006 by approximately $2.1 million.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: November 9, 2006	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 9, 2006	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)

31