Form 10-K
period 2006-12-31
COMSTOCK RESOURCES INC
filed 2007-03-01
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of February 28, 2007, there were 44,396,995 shares of common stock outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be held
May 3, 2007 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

Comstock Resources, Inc. (“Comstock”) is a Nevada corporation whose common stock is listed and traded on the New York Stock Exchange and is engaged in the acquisition, development, production and exploration of oil and natural gas.

Our oil and gas operations are concentrated onshore in the East Texas/North Louisiana and South Texas regions as well as in Mississippi, and offshore in state and federal waters of the Gulf of Mexico. Our offshore operations are conducted exclusively through Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”), a separate publicly-held company. Combined with the ownership by members of our Board of Directors, we own a controlling interest in the common stock of Bois d’Arc Energy and are consolidating the results of Bois d’Arc Energy effective from January 1, 2006. Our oil and natural gas properties are estimated to have proved reserves of 851 Bcfe with an estimated PV 10 Value of $2.3 billion as of December 31, 2006 and a standardized measure of discounted future net cash flows of $1.8 billion. Our consolidated proved oil and natural gas reserve base is 77% natural gas and 23% proved developed on a Bcfe basis as of December 31, 2006.

Our proved reserves at December 31, 2006 and our 2006 average daily production are summarized below:

	Reserves at December 31, 2006				2006 Daily Production
	Oil	Gas	Total	% of	Oil	Gas	Total	% of
	(MMBbls)	(Bcf)	(Bcfe)	Total	(MBbls/d)	(MMcf/d)	(MMcfe/d)	Total

East Texas/North Louisiana	1.7	247.1	257.6	30%	0.3	48.9	50.8	28%
South Texas	3.4	139.7	159.9	19%	0.6	24.9	28.3	15%
Mississippi	6.7	0.7	40.8	5%	1.5	0.2	9.4	5%
Other Regions	0.2	48.0	49.1	6%	0.1	8.9	9.5	5%

Total Onshore	12.0	435.5	507.4	60%	2.5	82.9	98.0	53%
Offshore (Bois d’Arc Energy)	20.4	221.5	344.0	40%	3.8	63.5	86.2	47%

Total	32.4	657.0	851.4	100%	6.3	146.4	184.2	100%

Strengths

High Quality Properties.  Our onshore operations, which comprise 60% of our total proved reserves, are focused in three primary operating areas, the East Texas/North Louisiana and South Texas regions and in Mississippi. Our onshore properties have an average reserve life of approximately 14.2 years and have extensive development and exploration potential. Our offshore reserves, which represent approximately 40% of our total proved reserves, are located in the outer continental shelf of the Gulf of Mexico and include properties located in Louisiana state and federal waters. These offshore reserves have an average reserve life of 10.9 years.

Successful Exploration and Development Program.  In 2006 we spent $453.6 million on exploration and development of our oil and natural gas properties. We drilled 16 exploratory wells in 2006, 13.5 net to us, at a cost of $136.8 million. Eleven of these 16 wells were successful. We spent $211.5 million on our 2006 development drilling program, which included drilling 119 development wells, 87.4 net to us, with a 97% success rate. In 2006 we also incurred $105.3 million on recompletions, workovers, abandonment and production facilities.

Successful Acquisitions.  We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 912 Bcfe of proved oil and natural gas reserves from 35 acquisitions at an average cost of $1.04 per Mcfe. In 2006 we acquired 23 Bcfe of proved oil and natural gas reserves for $79.8 million. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Efficient Operator.  We operate 86% of our proved oil and natural gas reserve base as of December 31, 2006. This allows us to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Acquire High Quality Properties at Attractive Costs.  We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 912 Bcfe of proved oil and natural gas reserves from 35 acquisitions at a total cost of $947.3 million, or $1.04 per Mcfe. The acquisitions were acquired at an average of 64% of their PV 10 Value in the year the acquisitions were completed. In 2006 we acquired 23 Bcfe of proved oil and natural gas reserves for $79.8 million or $3.43 per Mcfe. The PV 10 Value of the acquired reserves in 2006 was $53.2 million. We apply strict economic and reserve risk criteria in evaluating acquisitions. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2006, we spent approximately $211.5 million to drill 119 development wells, 87.4 net to us, all but four of which were successful. In addition, we spent approximately $105.4 million for leasehold costs, recompletions, workover activities and facilities. Our onshore business plan in 2007 will focus on developing our East Texas/North Louisiana, South Texas and Mississippi properties. We have budgeted $250.0 million for development drilling and for recompletion and workover activities in 2007 in all of our onshore regions. We also plan to spend $88.3 million in 2007 for development drilling, recompletions, workover activities and production facilities on our offshore properties.

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. Most of our exploration efforts are conducted through Bois d’Arc Energy. Bois d’Arc Energy’s 2007 budget includes $91.7 million to drill 11 offshore exploratory wells. We have also budgeted $28.0 million for onshore exploration in 2007, primarily in our South Texas and Mississippi regions.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $478.0 million on our development and exploration projects in 2007. We intend to primarily use operating cash flow to fund our development and exploration expenditures in 2007 and to a lesser extent borrowings under our bank credit facilities. We may also make additional property acquisitions in 2007 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest onshore field areas and our five largest offshore operating areas as of December 31, 2006:

	Net Oil	Net Gas
	(MBbls)	(MMcf)	MMcfe	%	PV 10 Value(1)%

East Texas/North Louisiana
Beckville	133	80,326	81,122	16%	$127,944	13%
Gilmer	115	30,607	31,299	6%	57,298	6%
Blocker	99	29,898	30,495	6%	44,866	5%
Waskom	968	10,151	15,959	3%	42,773	4%
Logansport	31	13,199	13,385	3%	26,766	3%
Darco	68	19,152	19,558	4%	24,503	3%
Cadeville	72	15,079	15,510	3%	23,048	2%
Douglass	4	14,942	14,968	3%	14,537	1%
Longwood	63	4,897	5,273	1%	10,679	1%
Other	185	28,899	30,007	6%	48,720	5%

	1,738	247,150	257,576	51%	421,134	43%

South Texas
Double A Wells	2,220	59,651	72,971	14%	179,522	18%
Las Hermanitas	—	25,190	25,190	5%	47,707	5%
Javelina	51	11,074	11,380	2%	28,779	3%
Markham	194	9,647	10,808	2%	27,512	3%
J.C. Martin	—	13,756	13,756	3%	26,641	3%
Sugar Creek	77	7,707	8,169	2%	15,030	2%
East White Point	499	1,797	4,790	1%	14,612	1%
Ball Ranch	40	4,005	4,247	1%	9,929	1%
Other	292	6,871	8,625	1%	21,069	2%

	3,373	139,698	159,936	31%	370,801	38%

Mississippi
Laurel	6,557	—	39,342	8%	112,439	12%
Other	122	700	1,433	—%	4,077	—%

	6,679	700	40,775	8%	116,516	12%

Other Onshore
San Juan	36	12,234	12,452	3%	18,031	1%
Southwest Morse	—	5,914	5,914	1%	10,223	1%
Other	158	29,812	30,760	6%	44,576	5%

	194	47,960	49,126	10%	72,830	7%

Total Onshore	11,984	435,508	507,413	100%	981,281	100%

Offshore
Ship Shoal 111 and the Ship Shoal 113 Unit	8,261	71,854	121,417	35%	438,315	33%
South Pelto 5, South Timbalier 9, 11 and 16	1,406	25,204	33,643	10%	145,955	11%
Ship Shoal 66, 67, 68, 69 and South Pelto 1	3,603	9,818	31,436	9%	124,364	9%
Ship Shoal 97, 98, 99, 106, 107, 109, and 110	500	25,872	28,873	9%	95,415	7%
South Pelto 22	1,336	13,428	21,445	6%	91,283	7%
Other Offshore	5,319	75,287	107,196	31%	421,788	33%

Total Offshore(2)	20,425	221,463	344,010	100%	1,317,120	100%

Total Consolidated	32,409	656,971	851,423		$2,298,401

(1)	The PV10 Value excludes future income taxes related to the future net cash flows. The standardized measure of future net cash flows at December 31, 2006 was $1.8 billion.
(2)	The reserves attributed to the minority interest ownership in Bois d’Arc Energy were 10,320 MBbls of oil and 111,898 MMcf of natural gas or 173,817 MMcfe of natural gas equivalent with a PV10 value of $665.5 million and a standardized measure of future net cash flows of $546.2 million.

East Texas/North Louisiana

Approximately 51% or 257.6 Bcfe of our onshore proved reserves are located in East Texas and North Louisiana where we own interests in 752 producing wells, 392.4 net to us, in 31 field areas. We operate 412 of these wells. The largest of our fields in this region are the Beckville, Gilmer, Blocker,Waskom, Logansport, Darco, Cadeville, Logansport, Douglass and Longwood fields. Production from this region averaged 48.9 MMcf of natural gas per day and 321 barrels of oil per day during 2006. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 12,000 feet. In 2006, we spent $145.0 million drilling 88 wells, 69.3 net to us, and $13.3 million on workovers and recompletions in this region. We plan to spend approximately $175.0 million in 2007 for development activities in this region.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, is our largest field area in this region with total estimated proved reserves of 81.1 Bcfe which represents approximately 16% of our onshore reserves. We operate 130 wells in this field and own interests in six additional wells for a total of 136 wells, 104.6 net to us. During December 2006, production attributable to our interest from this field averaged 19.9 MMcf of natural gas per day and 45 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Gilmer

We own interests in 73 natural gas wells, 27.7 net to us, in the Gilmer field in Upshur County in East Texas. These wells produce primarily from the Cotton Valley Lime formation at a depth of approximately 11,500 to 12,000 feet. Proved reserves attributable to our interests in the Gilmer field are 31.3 Bcfe which represents 6% of our onshore reserve base. During December 2006, production attributable to our interest from this field averaged 5.7 MMcf of natural gas per day and 58 barrels of oil per day.

Blocker

Our proved reserves of 30.5 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 6% of our onshore reserves. We own interests in 60 wells, 57.8 net to us, and operate 57 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 9.8 MMcf of natural gas and 85 barrels of oil. Most of this production is from the Cotton Valley formation between 8,500 and 10,100 feet.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 3% (16 Bcfe) of our onshore proved reserves as of December 31, 2006. We own interests in 60 wells in this field, 31.6 net to us, and operate 35 wells in this field. During December 2006, net daily production attributable to our interest averaged 1.8 MMcf of natural gas and 16 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Logansport

The Logansport field produces from multiple sands in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. Our proved reserves of 13.4 Bcfe in the Logansport field represent approximately 3% of our onshore reserves. We own interests in 94 wells, 46.4 net to us, and operate 52 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 3.7 MMcf of natural gas and 22 barrels of oil.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 19.6 Bcfe in the Darco Field represent approximately 4% of our onshore reserves. We own interests in 11 wells, 8.4 net to us, and operate all of these wells. During December 2006, net daily production attributable to our interest from this field averaged 2.3 MMcf of natural gas and 8 barrels of oil.

Cadeville

Our proved reserves of 15.5 Bcfe in the Cadeville field located in Ouachita Parrish, Louisiana represent approximately 3% of our onshore reserves. We own interests in 5 wells, 2.0 net to us, and operate 2 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 1.4 MMcf of natural gas and 5 barrels of oil. This production is primarily from the Cotton Valley formation between 9,800 and 10,700 feet.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 15.0 Bcfe in the Douglass field represent approximately 3% of our onshore reserves. We own interests in 21 wells, 13.4 net to us, and operate 15 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 2.4 MMcf of natural gas.

Longwood

The Longwood field, located in Harrison County, Texas primarily produces from stacked sandstone reservoirs of the Travis Peak and Cotton Valley formations at depths ranging from 6,000 to 10,000 feet. We own interests in 27 wells in this field, 21.8 net to us, and operate 23 wells in this field. Our proved reserves of 5.3 Bcfe in the Longwood field represent approximately 1% of our onshore reserves. During December 2006, net daily production attributable to our interest from this field averaged 1.1 MMcf of natural gas and 15 barrels of oil.

South Texas

Approximately 32%, or 159.9 Bcfe, of our onshore proved reserves are located in South Texas, where we own interests in 387 producing wells, 124.4 net to us. We own interests in fifteen field areas in the region, the largest of which are the Double A, Las Hermanitas, Javelina, Markham, J.C. Martin, Sugar Creek, East White Point and Ball Ranch fields. Net daily production rates from the area averaged 24.9 MMcf of natural gas and 573 barrels of oil during 2006. We spent $29.3 million in this region in 2006 to drill ten wells, 4.3 net to us, and for other development activity. In 2007, we plan to spend approximately $56.0 million for development and exploration activity in this region.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 73.0 Bcfe, which represent 14% of our onshore reserves. We own interests in and operate 61 producing wells, 30.7 net to us, in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 7.3 MMcf of natural gas and 260 barrels of oil during December 2006. These wells typically produce from the Woodbine formation at an average depth of 14,300 feet.

Las Hermanitas

We acquired interests in three natural gas wells, 3.0 net to us, in the Las Hermanitas field, located in Duval County, Texas in September 2006. We also drilled three (3.0 net to us) wells in this field in 2006. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 25.2 Bcfe in this field represent approximately 5% of our onshore reserves. During December 2006, net daily production attributable to our interest from this field averaged 3.2 MMcf of natural gas.

Javelina

We own interests in five natural gas wells and one oil well, 3.1 net to us, in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 11.4 Bcfe which represents 2% of our onshore reserve base. During December 2006, production attributable to our interest from this field averaged 3.2 MMcf of natural gas per day and 28 barrels of oil per day.

Markham

The Markham field is located in Matagorda County, Texas. We own interests in and operate 22 producing wells, 22.0 net to us, in the Ohio-Sun Unit. The field’s estimated proved reserves of 10.8 Bcfe represent 2% of our onshore reserves. The field’s active wells produce from more than twenty reservoirs of Oligocene Frio age at depths ranging from 6,500 to 9,000 feet. During December 2006, net daily production attributable to our interests from this field average 70 barrels of oil and 0.3 MMcf of gas per day.

J.C. Martin

The J.C. Martin field is located in the structurally complex and highly prolific Wilcox Lobo trend in Zapata County, Texas on the Mexico border. We own interests in 90 wells in this field, 14.4 net to us, with proved reserves of 13.8 Bcfe or 3% of our onshore reserves. During December 2006, net daily production attributable to our interest from this field averaged 3.5 MMcf of natural gas. This field produces primarily from Eocene Wilcox Lobo sands at depths ranging from 7,000 to 9,000 feet. The Lobo section is characterized by geopressured, multiple pay sands occurring in a highly faulted area.

Sugar Creek

Our proved reserves of 8.2 Bcfe in the Sugar Creek field located in Tyler County, Texas represent approximately 2% of our onshore reserves. We own interests in 4 wells, 2.6 net to us, and operate 2 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 0.5 MMcf of natural gas and 7 barrels of oil.

East White Point

We own interests in four producing natural gas and three producing oil wells for at total of seven wells, 3.2 net to us, at East White Point in Nueces Bay off of the Texas Gulf Coast. We operate two of these wells. The wells produce from the Miocene and Frio formations from 1,800 to 11,000 feet. We have proved reserves of 4.8 Bcfe at East White Point which represent approximately 1% of our onshore reserves. During December 2006, net daily production attributable to our interest from this field averaged 0.5 MMcf of natural gas and 18 barrels of oil.

Ball Ranch

Our proved reserves of 4.2 Bcfe in the Ball Ranch field located in Kenedy County, Texas represent approximately 1% of our onshore reserves. Production is from the Vicksburg formation in sands that range in depth from 13,000 feet to 14,300 feet. We own interests in 21 wells, 4.0 net to us in this field. During December 2006, net daily production attributable to our interest from this field averaged 2.8 MMcf of natural gas and 20 barrels of oil.

Mississippi

Approximately 8% or 40.8 Bcfe of our onshore proved reserves are located in Mississippi, where we own interests in three fields, the largest of which is the Laurel field. Our Mississippi properties contain 55 producing wells, 51.2 net to us, which averaged net daily production rates of 1,529 barrels of oil and 0.5 MMcf of natural gas during 2006. We drilled eleven wells, 10.5 net to us, in Mississippi during 2006 and we plan to spend approximately $45.0 million for development and exploration activity.

Laurel

Our properties in Mississippi are mainly located within the Laurel field, located in Jones County, Mississippi near a structurally complex salt dome. We own interests in and operate 53 producing wells, 50.2 net to us, in the Laurel field. This field’s estimated proved reserves of 39.3 Bcfe represent 8% of our onshore reserves. The field produces from more than 42 horizons that range in depth from 6,600 feet in the Stanley Sand to 13,100 feet in the Middle Hosston formation. Recovery of low viscosity crude oil from this field is being enhanced through waterflood operations. During December 2006, net daily production attributable to our interests in this field averaged 1,683 barrels of oil per day.

Other Onshore

Approximately 10%, or 49.1 Bcfe, of our onshore proved reserves are in various other areas, primarily in the Mid-Continent region and in Kentucky and New Mexico. Within these areas we own interests in 461 producing wells, 176.2 net to us in 21 fields. Fields with the largest proved reserves in these areas include the San Juan Basin properties in New Mexico and our Southwest Morse field in the Texas panhandle. Net daily production from our other onshore fields totaled 9.0 MMcf of natural gas and 100 barrels of oil during 2006. We drilled thirteen wells, 5.5 net to us on these properties in 2006. In 2007, we plan to spend approximately $2.0 million for development and exploration activity on these properties.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the prolific Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams generally encountered at 2,500 to 3,000 feet. Our proved reserves of 12.5 Bcfe in the San Juan field represent approximately 3% of our onshore reserves. We own interests in 93 wells, 13.6 net to us. During December 2006, net daily production attributable to our interest from this field averaged 1.3 MMcf of natural gas and 5 barrels of oil.

Southwest Morse

Located in Hutchinson County, Texas, the Southwest Morse field is situated on the edge of the greater Hugoton Field producing complex. Production is from the structurally trapped, underpressured Brown Dolomite formation. The Brown Dolomite reservoir is typically encountered at depths of 2,900 to 3,400 feet. Our proved reserves of 5.9 Bcfe in the Southwest Morse field represent approximately 1% of our onshore reserves. We own interests in 40 wells, 39.1 net to us, and operate 39 of these wells. During December 2006, net daily production attributable to our interest from this field averaged 0.7 MMcf of natural gas.

Offshore Gulf of Mexico

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

We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of the Bois d’Arc Energy financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy converted into a corporation and completed its initial public offering in May 2005. Subsequent to the conversion of Bois d’Arc Energy into a corporation and the public offering, we owned 48% of Bois d’Arc Energy and we changed our accounting method for our investment in Bois d’Arc Energy to the equity method through December 31, 2005. Beginning in September 2006, we own a controlling interest in Bois d’Arc Energy and are consolidating the results of Bois d’Arc Energy effective January 1, 2006.

Bois d’Arc Energy has total proved reserves in the outer continental shelf of the Gulf of Mexico of 344 Bcfe, which represents approximately 40% of our total reserves. Bois d’Arc Energy owns interests in 111 gross (76.6 net) and operates 89 of these wells. Production from Bois d’Arc Energy’s properties in 2006 averaged 63.5MMcf per day of natural gas and 3,789 barrels per day of oil for a total of 86.2 MMcfe per day. During 2006, Bois d’Arc Energy spent $129.0 million drilling 11 (9.5 net) exploratory wells and $23.4 million drilling two (1.7 net) development wells. Bois d’Arc Energy also spent $71.1 million on production facilities, recompletions, abandonments and workovers, $18.1 million on acquisition of proved reserves, and $7.6 million acquiring exploration acreage and seismic data during 2006. In 2007, Bois d’Arc Energy plans to spend $200.0 million for exploration and development activities.

Ship Shoal 111 and the Ship Shoal 113 Unit

The Ship Shoal 113 unit is located in federal waters having water depths from 20 to 50 feet, offshore of Terrebonne Parish, Louisiana and is comprised of 33,125 acres of federal leases covering portions of Ship Shoal blocks 93, 94, 112, 113, 114, 117, 118, 119 and 120. This unit was discovered in the late 1940s and has had cumulative production of 951 Bcfe of natural gas. These properties have 70 productive sands occurring at depths from 2,500 to 16,000 feet. We acquired a 50% working interest in these properties in December 2002, acquired an additional 30% working interest in October 2003 and the remaining 20% interest during 2006. We acquired the adjacent Ship Shoal block 111 in 2005 together with an existing production platform. Since 2003 we have drilled 17 wells (15.7 net to us) in this area. We operate the four production platforms and the 22 producing wells (20.2 net to us) comprising these properties. Production from these properties net to our interest averaged 23.3 MMcf of natural gas per day and 1,343 barrels of oil per day during December 2006.

South Pelto 5 and South Timbalier 9, 11, 16

We own interests in 15 producing wells, 10.6 net to us, in South Pelto block 5 and South Timbalier blocks 9, 11 and 16. These blocks are located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish, Louisiana in water depths from 30 to 50 feet. These wells share common production facilities comprised of a four-pile main production platform and a tripod satellite production platform. We acquired our lease position in South Pelto block 5 and South Timbalier block 11 through a farm-in in 1998. We leased adjacent acreage in South Timbalier blocks 9, 11 and 16 from the State of Louisiana from 1998 through 2002. We have drilled 19 wells, including redrills of existing wells (13.4 net to us), in these blocks. These wells have 18 productive sands occurring at depths from 8,000 to 17,000 feet. Production from these properties net to our interest averaged 7.6 MMcf of natural gas per day and 287 barrels of oil per day during December 2006.

Ship Shoal 66, 67, 68, 69 and South Pelto 1

Ship Shoal blocks 66, 67, 68, 69 and South Pelto block 1 are located in Louisiana state waters and in federal waters with depths from 20 to 35 feet, offshore of Terrebonne Parish, Louisiana. These properties produce from ten sands occurring at depths from 9,000 to 13,500 feet. We own interests in eight wells (7.8 net to us) on Louisiana state leases partially covering Ship Shoal blocks 66 and 67 and South Pelto 1, and federal leases covering Ship Shoal blocks 68 and 69. We acquired these properties in December 1997 from Bois d’Arc Resources and other interest owners. We have drilled 8 wells (7.1 net to us) subsequent to the acquisition. These wells are connected to four production platforms and share common oil terminal facilities. Production from these properties net to our interest averaged 255 barrels of oil per day during December 2006.

Ship Shoal 99, 107, 109 and 110

Ship Shoal blocks 99, 107, 109 and 110 are located in federal waters with depths from 20 to 25 feet, offshore of Terrebonne Parish, Louisiana. We acquired these leases in federal lease sales in 2000 and 2001 and subsequently drilled 11 successful wells (8.4 net to us). These wells have 15 productive sands occurring at depths from 8,800 to 12,300 feet. Production from these properties net to our interest averaged 7.5 MMcf of natural gas per day, 111 barrels of oil per day during December 2006.

South Pelto 22

South Pelto block 22 is located in federal waters with depths from 50 to 60 feet, offshore of Terrebonne Parish, Louisiana. We farmed-in this acreage from another offshore operator in 2003 and have subsequently drilled four wells (2.5 net to us). These wells have 14 productive sands occurring at depths from 13,400 to 17,000 feet. Production from these properties net to our interest averaged 16.5 MMcf of natural gas per day and 436 barrels of oil per day during December 2006.

Major Property Acquisitions

As a result of our acquisitions, we have added 912 Bcfe of proved oil and natural gas reserves since 1991 including 23.2 Bcfe we acquired in 2006.

Our largest acquisitions are the following:

Denali Acquisition.  In September 2006 we acquired proved and unproved oil and gas properties in the Las Hermanitas field in South Texas from Denali Oil & Gas Partners LP and other working interest owners for $67.2 million in cash. The properties acquired have estimated proved reserves of approximately 16.5 Bcfe. The transaction was funded with borrowings under our bank credit facility.

EnSight Acquisition.  In May 2005, we completed the acquisition of certain oil and natural gas properties and related assets from EnSight Energy Partners, L.P., Laurel Production, LLC, Fairfield Midstream Services, LLC and EnSight Energy Management, LLC (collectively, “EnSight”) for $190.9 million. We also purchased additional interests in those properties from other owners for $10.9 million in July 2005. The properties acquired had estimated proved reserves of approximately 121.5 billion cubic feet of natural gas equivalent and included 312 active wells, of which 119 are operated by us. Major fields acquired in the acquisition include the Darco, Cadeville, Douglass, and Laurel fields. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under our bank credit facility.

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

DevX Energy Acquisition.  In December 2001, we completed the acquisition of DevX Energy, Inc. (“DevX”) by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. Major fields acquired in the acquisition include the Gilmer field in East Texas and the J.C. Martin and the Ball Ranch fields in South Texas. DevX’s properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.

Bois d’Arc Acquisition.  In December 1997, Comstock acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d’Arc Resources and certain of its affiliates and working interest partners. We acquired interests in 43 wells, 29.6 net to us, and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Block 21, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The net proved reserves acquired in this acquisition were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas.

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

Sonat Acquisition.  In July 1995, we purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. We acquired interests in 319 producing wells, 188.0 net to us. The acquisition included interests in the Beckville, Blocker, Waskom, Logansport and Longwood fields. The net proved reserves acquired in this acquisition were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV10 Value as of December 31, 2006:

	Oil	Gas	Total	PV10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	10,591	247,906	311,454	$853,686
Non-producing	12,957	176,339	254,082	900,241
Proved Undeveloped	8,860	232,725	285,888	544,474

Total Proved	32,408	656,970	851,424	2,298,401

Discounted Future Income Taxes				(469,896)

Standardized Measure of Discounted Future Net Cash Flows(1)				$1,828,505

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The reserves attributed to the minority interest ownership in Bois d’Arc Energy as of December 31, 2006 were 10,320 MBbls of oil and 111,898 MMcf of natural gas or 173,817 MMcfe of natural gas equivalent with a PV10 Value of $665.5 million and a standardized measure of future net cash flows of $546.2 million.

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

The PV 10 Value and standardized measure of discounted future net cash flows was determined based on the market prices for oil and natural gas on December 31, 2006. The market price for our oil production on December 31, 2006, after basis adjustments, was $56.17 per barrel as compared to $49.17 per barrel on December 31, 2005. The market price received for our natural gas production on December 31, 2006, after basis adjustments, was $5.70 per Mcf as compared to $8.27 per Mcf on December 31, 2005.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2004, 2005 or 2006 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2006, we drilled development and exploratory wells as set forth in the table below.

	Onshore						Offshore
	2004		2005		2006		2004		2005		2006
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development Wells:
Oil	1	0.6	2	1.9	8	7.6	4	3.2	2	1.5	—	—
Gas	44	20.0	70	46.5	105	75.9	5	3.8	8	6.4	2	1.7
Dry	1	0.3	—	—	4	2.2	5	3.1	1	0.6	—	—

	46	20.9	72	48.4	117	85.7	14	10.1	11	8.5	2	1.7

Exploratory Wells:
Oil	4	1.9	—	—	—	—	1	1.0	3	3.0	—	—
Gas	9	3.6	1	.2	3	2.0	9	7.1	6	5.2	8	7.0
Dry	11	4.5	2	1.2	2	2.0	—	—	2	2.0	3	2.5

	24	10.0	3	1.4	5	4.0	10	8.1	11	10.2	11	9.5

Total	70	30.9	75	49.8	122	89.7	24	18.2	22	18.7	13	11.2

In 2007 to the date of this report, we have drilled twenty-five wells, 18.6 net to us. Twenty-four of the wells were successful and one (0.8 net to us) was a dry hole. As of the date of this report, we have eleven wells, 9.2 net to us, that are in the process of drilling.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2006:

	Oil		Gas
	Gross	Net	Gross	Net

Onshore:
Arkansas	—	—	15	8.0
Kansas	—	—	12	4.5
Kentucky	—	—	91	81.5
Louisiana	6	2.4	241	105.1
Mississippi	61	51.9	2	1.1
New Mexico	—	—	93	13.6
Oklahoma	3	0.5	137	19.7
Texas	64	39.9	898	413.5
Wyoming	—	—	32	2.4

Total Onshore	134	94.7	1,521	649.4

Offshore Gulf of Mexico:
Louisiana	10	7.9	9	7.0
Federal	34	17.9	58	43.8

Total Offshore	44	25.8	67	50.8

Total	178	120.5	1,588	700.2

We operate 805 of the 1,766 producing wells presented in the above table. As of December 31, 2006, we owned interests in 23 wells containing multiple completions, which means that a well is producing out of more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2006. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Onshore:
Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,271	5,838	1,513	1,513
Louisiana	100,689	64,467	9,329	3,670
Mississippi	4,273	1,747	7,515	4,938
New Mexico	8,400	1,260	84,131	37,017
Oklahoma	38,080	5,707	—	—
Texas	250,147	153,288	42,625	14,568
Wyoming	13,440	927	—	—

Total Onshore	429,980	237,982	145,113	61,706

Offshore Gulf of Mexico:
Louisiana	5,484	4,929	1,304	1,304
Federal	213,771	156,623	171,208	171,208

Total Offshore	219,255	161,552	172,512	172,512

Total	649,235	399,534	317,625	234,218

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our bank credit facilities. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease or by payment of delay rentals.

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

Our oil production is sold at prices tied to the spot oil markets. Our natural onshore gas production is primarily sold under short-term contracts and priced on first of the month index prices or on daily spot market prices. Approximately 64% of our 2006 natural gas sales were priced utilizing index prices and approximately 36% were priced utilizing daily spot prices. Two subsidiaries of Shell Oil Company accounted for approximately 42% of our total 2006 sales. Sales to National Energy & Trading LP comprised approximately 13% of our total 2006 sales. The loss of any of the foregoing customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

Competition

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties.

Regulation

General.  Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission, or “FERC,” regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or “NGA,” and the Natural Gas Policy Act of 1978, or “NGPA.” In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting all “first sales” of natural gas, effective January 1, 1993, subject to the terms of any private contracts that may be in effect. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business. Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit any form of market manipulation with the purchase or sale of natural gas, and the FERC has issued new regulations that are intended to increase natural gas pricing transparency. The 2005 Act has also significantly increased the penalties for violations of the NGA.

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

The Outer Continental Shelf Lands Act, or “OCSLA,” which the FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf, or “OCS,” provide open access, non-discriminatory transportation service. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and to help ensure non-discriminatory rates and conditions of service on such pipelines.

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

Federal leases.  Substantially all of our offshore operations are located on federal oil and natural gas leases that are administered by the MMS pursuant to the OCSLA. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and MMS regulations and orders that are subject to interpretation and change.

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

Oil and Natural Gas Liquids Transportation Rates.  Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. The price received from the sale of these products may be affected by the cost of transporting the products to market.

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

Federal regulators require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention and response to oil spills in the waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages relating to a spill. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 32,896 square feet at a monthly rate of $61,680 and in Houston, Texas covering 16,285 square feet at a monthly rate of $28,600. These leases expire on July 31, 2014 and April 30, 2012, respectively. We also own production offices and pipe yard facilities near Marshall and Livingston, Texas; Logansport, Louisiana; Guston, Kentucky and Laurel, Mississippi.

Employees

As of December 31, 2006, we had 130 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

The following table sets forth certain information concerning our executive officers and directors.

Name	Position With Company	Age

M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	51
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	46
D. Dale Gillette	Vice President of Land and General Counsel	61
Mack D. Good	Chief Operating Officer	56
Stephen E. Neukom	Vice President of Marketing	57
Daniel K. Presley	Vice President of Accounting and Controller	46
Richard D. Singer	Vice President of Financial Reporting	52
David K. Lockett	Director	52
Cecil E. Martin, Jr.	Director	65
David W. Sledge	Director	50
Nancy E. Underwood	Director	55

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since June 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also serves as Chairman of the board of directors of Bois d’Arc Energy, Inc. and currently serves as a director of Tidewater Marine, Inc., on the Board of Regents for Baylor University and on the Advisory Board of the Salvation Army in Dallas, Texas.

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

D. Dale Gillette joined us as Vice President of Land and General Counsel in September 2006. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 32 years, most recently as a partner with Gardere Wynne Sewell LLP, and before that with Locke Liddell & Sapp LLP. During that time he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

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

Richard D. Singer joined us in June 2005 as Vice President of Financial Reporting. Mr. Singer has over 30 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from March 2004 to May 2005 and as assistant controller for Santa Fe International Corporation from July 1988 to December 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Outside Directors

David K. Lockett has served as a director since July 2001. Mr. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 15 years and has spent the past 25 years in the technology industry. Mr. Lockett also serves as a director of Bois d’Arc Energy, Inc. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin, Jr. has served as a director since October 1989. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director of Bois d’Arc Energy, Inc. and on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since May 1996. Mr. Sledge is currently President and Chief Officer of Sledge Drilling Corporation. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. Mr. Sledge also serves as a director of Bois d’Arc Energy, Inc. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1986. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining River Hill

Development Corporation in 1981. Ms. Underwood is involved civically in the Dallas community and currently serves on the board of the Presbyterian Hospital of Dallas Foundation.

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

With the increasing oil and natural gas prices, our industry has experienced a shortage of drilling rigs, equipment, supplies and qualified personnel. Costs and delivery times of rigs, equipment and supplies are substantially greater than they were several years ago. In addition, demand for, and wage rates of, qualified drilling rig crews rise with increases in the number of active rigs in service. Shortages of drilling rigs, equipment or supplies or qualified personnel in the areas in which we operate could delay or restrict our exploration and development operations, which in turn could adversely affect our financial condition and results of operations because of our concentration in those areas.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the East Texas/North Louisiana, Southeast Texas, South Texas, Mississippi, the Mid-Continent and other regions, as well as the Gulf of Mexico through our ownership interest in Bois d’Arc Energy we may pursue acquisitions or properties located in other geographic areas.

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

We are vulnerable to operational, regulatory and other risks associated with the Gulf of Mexico, including the effects of adverse weather conditions such as hurricanes, because we currently explore and produce exclusively in that area.

Our offshore operations and revenues are significantly impacted by conditions in the Gulf of Mexico. Risks associated with the Gulf of Mexico include:

•	adverse weather conditions, including hurricanes and tropical storms;
•	delays or decreases in production, the availability of equipment, facilities or services;
•	delays or decreases in the availability of capacity to transport, gather or process production; and
•	changes in the regulatory environment.

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to our facilities and interrupt our production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration and development or result in loss of equipment and property. For example, our offshore operations were substantially impacted in 2004, 2005 and 2006 by hurricane and tropical storm activity. In both 2004 and 2005, we had production shut-in for six different hurricanes or tropical storms. In 2004, 2005 and 2006 we also had production shut-in awaiting repairs to third party pipelines that were damaged by the hurricanes.

We plan to conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents greater operating and financial risks than conventional shelf operations.

The deep shelf of the Gulf of Mexico is an area that has had limited historical drilling activity. This is due, in part, to its geological complexity and depth. Deep shelf development can be more expensive than conventional shelf projects as deep shelf development requires more actual drilling days and higher drilling and services costs due to extreme pressure and temperatures associated with greater drilling depths. Moreover, drilling expense and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions such as high temperature and pressure. Also, seismic interpretation of deeper, geopressured formations is more difficult than at shallower, normally pressured conventional well depths. Our overall exploration success rate has been 73%. Of the 25 deep shelf wells that we have drilled, 15 successfully found hydrocarbons at geologic and drilling depths below 15,000 feet, for a success rate of 54%. This success rate is lower than our overall success rate, reflecting the fact that deep shelf drilling is inherently more risky than conventional shelf drilling. Deepwater development costs can also be significantly higher than shelf development costs because deepwater drilling requires bigger installation equipment; sophisticated sea floor production handling equipment; expensive, state-of-the-art platforms and/or investment in infrastructure Accordingly, we cannot assure you that our oil and natural gas exploration activities, in the deep shelf, the deepwater and elsewhere, will be commercially successful.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $455.0 million in debt as of December 31, 2006, and our ratio of total debt to total capitalization was approximately 40%.

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

Our business involves a variety of operating risks, including:

•	unusual or unexpected geological formations;
•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of natural gas, oil and formation water;
•	natural disasters, such as hurricanes, tropical storms and other adverse weather conditions;
•	pipe, cement, sub-sea pipeline or onshore pipeline failures;
•	casing collapses;
•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;
•	abnormally pressured formations; and
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

As of December 31, 2006, 34% of our total proved reserves are undeveloped and 30% are developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Compliance with MMS regulations could significantly delay or curtail our operations or require us to make material expenditures, all of which could have a material adverse effect on our financial condition or results of operations.

Substantially all of Bois d’Arc Energy’s offshore operations are located on federal oil and natural gas leases that are administered by the MMS. As an offshore operator, Bois d’Arc Energy must obtain MMS approval for our exploration, development and production plans prior to commencing such operations. The MMS has promulgated regulations that, among other things, require Bois d’Arc Energy to meet stringent engineering and construction specifications, restrict the flaring or venting of natural gas, govern the plug and abandonment of wells located offshore and the installation and removal of all production facilities, and govern the calculation of royalties and the valuation of crude oil produced from federal leases.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

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

		High	Low

2005 —	First Quarter	$30.23	$19.90
	Second Quarter	29.64	20.33
	Third Quarter	33.60	25.23
	Fourth Quarter	33.98	27.10

2006 —	First Quarter	$34.25	$25.43
	Second Quarter	33.53	24.79
	Third Quarter	30.99	24.84
	Fourth Quarter	33.80	23.97

As of February 28, 2007, we had 44,396,995 shares of common stock outstanding, which were held by 340 holders of record and approximately 20,700 beneficial owners who maintain their shares in “street name” accounts.

We have never paid cash dividends on our common stock. We presently intend to retain any earnings for the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant. In addition, we are limited under our bank credit facility and by the terms of the indenture for our senior notes from paying or declaring cash dividends in excess of $40.0 million.

During the fourth quarter of 2006, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities		Authorized for Future
	to be Issued upon	Weighted Average	Issuance under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Outstanding
	Warrants and Rights	Warrants and Rights	Options, Warrants and Rights)

Equity compensation plans approved by stockholders	1,468,970	$11.59	328,351	(1)

(1)	Plus 1% of the outstanding shares of common stock each year beginning on each subsequent January 1.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2006 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2006, we began including Bois d’Arc Energy in our financial statements as a consolidated subsidiary. Our financial statements for data and periods prior to January 1, 2006 have not been adjusted. For comparative purposes, financial information for 2005 are also presented pro forma to reflect Bois d’Arc Energy as a consolidated subsidiary.

Statement of Operations Data:

	Year Ended December 31,
						2005
	2002	2003	2004	2005	2006	Pro Forma
	(In thousands, except per share data)

Oil and gas sales	$142,085	$235,102	$261,647	$303,336	$511,928	$449,242
Operating expenses:
Oil and gas operating(1)	33,499	45,746	52,068	50,966	107,303	81,356
Exploration	5,479	4,410	15,610	19,725	20,132	33,693
Depreciation, depletion and amortization	53,155	61,169	63,879	63,338	153,922	95,977
Impairment	—	4,255	1,648	3,400	10,444	3,990
General and administrative, net	5,113	7,006	14,569	16,533	31,769	24,017

Total operating expenses	97,246	122,586	147,774	153,962	323,570	239,033

Income from operations	44,839	112,516	113,873	149,374	188,358	210,209
Other income (expenses):
Interest income	62	73	1,207	1,604	1,012	610
Other income	8,027	223	166	209	781	209
Interest expense	(31,252)	(29,860)	(21,182)	(20,272)	(27,429)	(21,365)
Loss of disposal of assets	—	—	—	—	—	(89)
Formation costs of Bois d’Arc Energy	—	—	(1,101)	—	—	—
Gain on sale of stock by Bois d’Arc Energy	—	—	—	28,797	—	28,797
Gain (loss) from derivatives	(2,326)	(3)	(155)	(13,556)	10,716	(13,556)
Loss on early extinguishment of debt	—	—	(19,599)	—	—	—

Total other income (expense)	(25,489)	(29,567)	(40,664)	(3,218)	(14,920)	(5,394)

Income from continuing operations before income taxes, equity in loss of Bois d’Arc Energy, and minority interest in earnings of Bois d’Arc Energy	19,350	82,949	73,209	146,156	173,438	204,815
Income tax expense	(6,773)	(29,682)	(26,342)	(35,815)	(74,339)	(161,623)
Equity in loss of Bois d’Arc Energy	—	—	—	(49,862)	—	—
Minority interest in earnings of Bois d’Arc Energy	—	—	—	—	(28,434)	17,287

Net income from continuing operations	12,577	53,267	46,867	60,479	70,665	60,479
Discontinued operations including gain (loss) on disposal, net of income taxes	(1,072)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	675	—	—	—	—

Net income	11,505	53,942	46,867	60,479	70,665	60,479
Preferred stock dividends	(1,604)	(573)	—	—	—	—

Net income attributable to common stock	$9,901	$53,369	$46,867	$60,479	$70,665	$60,479

Basic net income per share:
From continuing operations	$0.38	$1.65	$1.37	$1.54	$1.67	$1.54
Discontinued operations	(0.04)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	0.02	—	—	—	—

	0.34	$1.67	$1.37	$1.54	$1.67	$1.54

Diluted net income per share:
From continuing operations	$0.37	$1.51	$1.29	$1.47	$1.61	$1.47
Discontinued operations	(0.03)	—	—	—	—	—
Cumulative effect of change in accounting principle	—	0.02	—	—	—	—

	$0.34	$1.53	$1.29	$1.47	$1.61	$1.47

Weighted average shares outstanding:
Basic	28,764	31,964	34,187	39,216	42,220	39,216

Diluted	33,901	35,275	36,252	41,154	43,556	41,154

(1)	Includes lease operating costs and production and ad valorem taxes.

Balance Sheet Data:

	Year Ended December 31,
						2005
	2002	2003	2004	2005	2006	Pro Forma
	(In thousands)

Cash and cash equivalents	$1,682	$5,343	$2,703	$89	$10,715	$12,132
Property and equipment, net	664,208	698,686	827,761	706,928	1,773,626	1,368,859
Investment in Bois d’Arc Energy	—	—	—	252,134	—	—
Total assets	711,053	746,356	941,476	1,016,663	1,878,125	1,477,307
Total debt	366,272	306,623	403,150	243,000	458,250	312,000
Redeemable convertible preferred stock	17,573	—	—	—	—	—
Stockholders’ equity	208,427	289,656	355,853	582,859	682,563	582,859
Cash flows provided by operating activities	84,437	153,785	171,351	217,954	364,605	322,744
Cash flows used for investing activities	(79,903)	(92,930)	(258,061)	(207,086)	(529,751)	(512,692)
Cash flows provided by (used for) financing activities	(8,974)	(57,194)	84,070	(13,482)	163,729	198,408

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, discovery and production of oil and natural gas in the United States. We own interests in 1,766 (820.7 net to us) producing oil and natural gas wells and we operate 805 of these wells. We own a controlling interest in Bois d’Arc Energy, an independent exploration company that owns interests in offshore producing oil and natural gas wells in the Gulf of Mexico. The results of Bois d’Arc Energy have been included in our consolidated financial statements as of January 1, 2006. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our future growth will be driven primarily by acquisition, development and exploration activities. Under our current drilling budget, we plan to spend approximately $478.0 million in 2007 for development and exploration activities. We plan to drill approximately 160 development wells, 113 net to us, and 25 exploratory wells, 15.9 net to us in 2007. However, the number of wells that we drill in 2007 will be subject to the availability of drilling rigs that we can hire. In addition, we could reduce the wells that we drill if oil and natural gas prices were to decline significantly. We do not budget for acquisitions as the timing and size of acquisitions are not predictable. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $57.1 million as of December 31, 2006.

Investment in Bois d’Arc Energy

Bois d’Arc Energy was organized in July 2004 as a limited liability company through the contribution of substantially all of our offshore properties together with the properties of Bois d’Arc Resources, Ltd. and its partners. We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of Bois d’Arc Energy’s financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy was converted into a corporation and completed its initial public offering in May 2005. The results for offshore operations in 2004 represent our direct ownership interests in offshore properties that were ultimately contributed to Bois d’Arc Energy upon its formation and our proportionate consolidation of the results of Bois d’Arc Energy from its inception through December 31, 2004. Subsequent to the conversion into a corporation and as a result of the public offering, we owned 48% of the outstanding shares of Bois d’Arc Energy. Since proportionate consolidation is not a generally accepted accounting principle applicable to an investment in a corporation, we changed our accounting method for our investment in Bois d’Arc Energy to the equity method concurrent with Bois d’Arc Energy’s conversion to a corporation. The offshore results for 2005 include our proportionate interest in the operations of Bois d’Arc Energy based upon our ownership interest throughout the period presented. The equity method adjustments reflect the reductions to our share of Bois d’Arc Energy’s operating results that are necessary to apply the equity method of accounting for all periods subsequent to the conversion of Bois d’Arc Energy to a corporation.

During 2006 we acquired additional shares of common stock of Bois d’Arc Energy, which increased our direct ownership interest in Bois d’Arc Energy. As a result, we have voting control of Bois d’Arc Energy through our direct share ownership combined with the share ownership of members of our Board of Directors. The results of Bois d’Arc Energy are included in our financial statements as a consolidated subsidiary, and as permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 reflect Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006. Financial statements for dates and periods prior to January 1, 2006, have not been adjusted. The inclusion of Bois d’Arc Energy as a consolidated subsidiary in our financial statements had no impact on our net income, and although the adjustment to reflect Bois d’Arc Energy as a consolidated subsidiary had no impact on our net income, comparisons of the separate components of our results of operations are significantly impacted by this change. In order to provide more meaningful information regarding comparisons of our results for the year ended December 31, 2006, our discussion of our operating results and capital expenditures is presented based upon a comparison of actual 2006 results to pro forma results for 2005 adjusted to include Bois d’Arc Energy as a consolidated subsidiary.

The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore data contains the results of operations of Bois d’Arc Energy after its formation in July 2004 and our Gulf of Mexico production that we contributed to Bois d’Arc Energy prior to Bois d’Arc Energy’s formation. The 2006 data and the pro forma 2005 data reflect 100% of the operations of Bois d’Arc Energy. The 2004 and 2005 results reflect only our proportionate share of Bois d’Arc Energy’s operations.

Results of Operations

Year Ended December 31, 2006 Compared to Pro Forma Year Ended December 31, 2005

Our operating data for 2006 and 2005 on a pro forma basis is summarized below:

	Onshore	Offshore	Total

Year Ended December 31, 2006
Net Production Data:
Oil (MBbls)	921	1,383	2,304
Natural gas (MMcf)	30,271	23,183	53,454
Natural gas equivalent (MMcfe)	35,797	31,481	67,278
Average Sales Price:
Oil ($/Bbl)	$55.32	$64.66	$60.93
Natural gas ($/Mcf)	$6.81	$7.13	$6.95
Average equivalent price ($/Mcfe)	$7.19	$8.09	$7.61
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.51	$1.70	$1.59
Depreciation, depletion and amortization(2)	$2.10	$2.45	$2.28

Pro Forma Year Ended December 31, 2005
Net Production Data:
Oil (MBbls)	735	1,155	1,890
Natural gas (MMcf)	28,742	14,896	43,638
Natural gas equivalent (MMcfe)	33,151	21,825	54,976
Average Sales Price:
Oil ($/Bbl)	$49.34	$52.88	$51.50
Natural gas ($/Mcf)	$7.95	$8.28	$8.06
Average equivalent price ($/Mcfe)	$7.99	$8.45	$8.17
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.34	$1.70	$1.48
Depreciation, depletion and amortization(2)	$1.60	$1.95	$1.74

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales increased $62.7 million (14%) in 2006 to $511.9 million from pro forma consolidated sales of $449.2 million in 2005. This increase primarily reflects a 22% increase in production which was partially offset by lower natural gas prices in 2006. Our average natural gas price decreased by 14% in 2006 as compared to our average gas price in 2005. Prices for crude oil increased by 18% in 2006 as compared to our prices for crude oil in 2005. Our natural gas production increased by 22% in 2006 over 2005. Higher offshore natural gas production was primarily due to production from new wells drilled and the restoration of certain of our offshore production with the return to service of pipelines and facilities in 2006 after being shut in due to hurricanes in 2005. Our onshore natural gas production increased by 5%, reflecting our active development drilling program and production attributable to the properties we acquired in 2005. Oil production increased 22% in 2006 over 2005. Higher oil production onshore in 2006 resulted mainly from additional production from the properties we acquired in 2005. The increase in offshore oil production resulted from the restoration of pipelines and facilities offshore and production from new wells that we drilled.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $25.9 million (32%) to $107.3 million in 2006 from pro forma consolidated operating expenses of $81.4 million in 2005. Oil and gas operating expenses per equivalent Mcf produced increased $0.11 to $1.59 in 2006 as compared with $1.48 in 2005. Onshore operating expenses in 2006 increased due to costs associated with the properties we acquired in 2005 or drilled in 2006. The increase in offshore operating expenses resulted primarily from increased cost of services and materials for fuel, services and supplies, and higher insurance costs.

Exploration expense.  In 2006, we incurred $20.1 million in exploration expense as compared to pro forma consolidated exploration expense of $33.7 million in 2005. Exploration expense in 2006 primarily relates to dry hole expense for three offshore exploratory wells, two onshore exploratory wells, the acquisition and reprocessing of offshore 3-D seismic data, and impairment of unproved properties. Pro forma exploration expense in 2005 includes $16.7 million for the Big Sandy dry hole onshore, and the cost of one offshore exploratory dry hole and offshore seismic costs.

DD&A.  Depreciation, depletion and amortization (“DD&A”) increased $57.9 million (60%) to $153.9 million in 2006 from pro forma consolidated DDA expense of $96.0 million in 2005. Our DD&A rate per Mcfe produced averaged $2.28 in 2006 as compared to $1.74 for 2005. DD&A expense in 2006 for onshore operations increased $22.1 million or (42%) from 2005 due to higher production and an increase in the onshore amortization rate caused by higher capitalized costs of the development wells we drilled. Offshore DD&A expenses for 2006 increased from 2005 due to increased production and a higher the amortization rate. The offshore amortization rate results from higher capitalized costs associated with the wells we drilled and the installation of new production facilities.

Impairment.  We recorded impairments to our oil and gas properties of $10.4 million in 2006 as compared to pro forma consolidated impairment expense of $4.0 million in 2005. Impairment of onshore properties of $8.8 million increased in 2006 over 2005 primarily due to impairment in 2006 of a property that was held for resale. Subsequently the plan to sell the property was cancelled. The impairment reflected this property’s estimated fair market value at the time the plan to sell the property changed. Offshore impairments of $1.6 million were related to several minor valued fields.

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, of $31.8 million for 2006 were 32% higher than pro forma consolidated general and administrative expenses of $24.0 million for 2005. The increase primarily reflects higher personnel costs in 2006 due to increased staffing necessary to support the higher activity levels in our exploration and development programs, an increase of $3.4 million in stock-based compensation in 2006 as compared to 2005, and the increased costs of compliance related to Bois d’Arc Energy which became a public company in May 2005.

Interest expense.  Interest expense increased $6.0 million (28%) to $27.4 million in 2006 from pro forma consolidated interest expense of $21.4 million in 2005. The increase was primarily the result of higher borrowings and higher interest rates in 2006. Average borrowings under our bank credit facilities increased to $188.6 million in 2006 as compared to $166.4 million for 2005. The average interest rate on the outstanding borrowings under our credit facilities increased to 6.5% in 2006 as compared to 4.6% in 2005.

Derivative Gains and Losses.  We did not designate our derivatives we utilize as part of our price risk management program as cash flow hedges and accordingly, we recognize gains or losses for the changes in the fair value of these liabilities during each period. The fair value of our liability for these derivatives decreased during 2006 resulting in a net unrealized gain of $11.2 million. During 2005, the fair value of these liabilities increased due to the increase in natural gas prices and we accordingly recognized an unrealized loss of $11.1 million during 2005. We realized losses to settle derivative positions of $0.7 million and $2.5 million during 2006 and 2005, respectively.

Minority Interest.  Minority interest in earnings of Bois d’Arc Energy of $28.4 million for 2006 increased $45.7 million from the pro forma minority interest in losses of $17.3 million for 2005 primarily due to Bois d’Arc Energy’s higher net income in 2006. This increase is mainly due to the absence of Bois d’Arc Energy’s one time tax provision of $108.2 million associated with recognizing cumulative deferred tax liabilities when it converted from a limited liability company to a corporation.

Income taxes.  Income tax expense decreased in 2006 to $74.3 million from pro forma income tax expense of $161.6 million in 2005. The pro forma tax expense in 2005 included a $108.2 million provision for deferred taxes related to Bois d’Arc Energy’s conversion from a nontaxable entity to a corporation during 2005. Income tax expense in 2006 also increased from pro forma 2005 tax expense due to our higher income before income taxes and deferred taxes provided on the undistributed earnings of Bois d’Arc Energy.

Net income.  We reported net income of $70.7 million in 2006, as compared to net income of $60.5 million in 2005. Net income per share for 2006 was $1.61 on 43.6 million weighted average diluted shares outstanding as compared to $1.47 for 2005 on 41.2 million weighted average diluted shares outstanding.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our operating data for 2005 and 2004 is summarized below:

			Adjustments
			To Equity
	Onshore	Offshore	Method(1)	Total

Year Ended December 31, 2005
Net Production Data:
Oil (MBbls)	735	615	(313)	1,037
Natural gas (MMcf)	28,742	7,849	(4,342)	32,249
Natural gas equivalent (MMcfe)	33,151	11,537	(6,219)	38,469
Average Sales Price:
Oil ($/Bbl)	$49.34	$52.42		$49.01
Natural gas ($/Mcf)	$7.95	$8.15		$7.83
Average equivalent price ($/Mcfe)	$7.99	$8.34		$7.89
Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.34	$1.66		$1.32
Depreciation, depletion and amortization(3)	$1.60	$1.95		$1.64
Year Ended December 31, 2004
Net Production Data:
Oil (MBbls)	430	1,104		1,534
Natural gas (MMcf)	26,388	7,131		33,519
Natural gas equivalent (MMcfe)	28,967	13,755		42,722
Average Sales Price:
Oil ($/Bbl)	$39.96	$39.81		$39.86
Natural gas ($/Mcf)	$5.88	$6.36		$5.98
Average equivalent price ($/Mcfe)	$5.95	$6.49		$6.12
Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.09	$1.48		$1.22
Depreciation, depletion and amortization(3)	$1.25	$1.94		$1.46

(1)	Adjustments to eliminate our proportionate share of Bois d’Arc Energy’s operations subsequent to adoption of the equity method of accounting effective May 10, 2005.
(2)	Includes lease operating costs and production and ad valorem taxes.
(3)	Represents depreciation, depletion and amortization of oil and gas properties only.

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

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, of $16.5 million for 2005 were 13% higher than general and administrative expenses of $14.6 million for 2004. The increase primarily reflects higher personnel costs in 2005 and additional staffing that was necessitated by the EnSight acquisition.

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

Derivative losses.  The fair value of the liability for the derivatives we utilize as part of our natural gas price risk management program increased substantially during 2005 due to the increase in natural gas prices that occurred in 2005. Since we did not designate these derivative positions as hedges, an unrealized loss of $11.1 million associated with the increase in fair value of these derivative positions was recorded as an expense during 2005. We realized losses of $2.5 million in 2005 to settle derivative positions.

Income taxes.  Income tax expense increased in 2005 to $35.8 million from $26.3 million in 2004 due to the higher pre-tax income in 2005.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2006, our net cash flow provided by operating activities totaled $364.6 million. Our other primary source of funds in 2006 was a net increase of $143.0 million under our bank credit facilities and $15.9 million from the exercise of stock options and warrants. In 2005, our net cash flow provided by operating activities totaled $218.0 million and we received proceeds of $121.2 million from a public offering of our common stock. In 2005 we also increased the debt outstanding under our bank credit facilities by $179.0 million and we received $25.6 million from the exercise of stock options and warrants. In 2004 our net cash flow provided by operating activities totaled $171.4 million and we received proceeds of $175.0 million from a sale of new eight year 6 7/8% senior notes. In 2004 we also increased the debt outstanding under our bank credit facility by $142.0 million and received $9.4 million from the exercise of stock options and warrants.

Our cash flow from operating activities in 2006 increased by $146.6 million to $364.6 million as compared to $218.0 million in 2005 primarily due to higher revenues which were attributable to our increase in our production and the consolidation of Bois d’Arc Energy’s cash flows. Cash flows from operating activities in 2005 of $218.0 million increased by $46.6 million from the 2004 cash flows from operating activities of $171.4 million mainly due to higher revenues caused by increased natural gas prices. Our cash flow from operating activities in 2006 also increased from pro forma 2005 cash flow from operating activities of $322.7 million due to the increased oil and gas production in 2006.

Our primary need for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties, and the repayment of our debt. Capital expenditures for exploration, development and exploration activities were $209.8 million, $355.4 million and $533.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Our capital expenditure activity for the years ended December 31, 2005 and 2006, including 2005 pro forma data as if we had consolidated Bois d’Arc Energy’s capital expenditures for the full year of 2005 is summarized in the following table:

	Year Ended December 31,
			Pro Forma
	2005	2006	2005(1)
	(In thousands)

Exploration and development:
Acquisitions of proved oil and gas properties	$201,788	$79,767	$201,788
Acquisitions of unproved oil and gas properties	2,027	10,010	6,935
Developmental leasehold costs	3,102	2,902	3,102
Workovers and recompletions	21,100	41,646	34,561
Other development	2,580	50,764	109,300
Development drilling	98,710	211,491	77,601
Exploratory drilling	26,106	136,759	78,228

	355,413	533,339	511,515
Other	849	2,924	2,637

Total	$356,262	$536,263	$514,152

(1)	Pro forma for consolidating the capital expenditures of Bois d’Arc Energy as of January 1, 2005.

Our capital expenditures in 2006 of $536.3 million increased by $22.1 million over pro forma 2005 capital expenditures of $514.2 million mostly due to higher drilling and construction costs. Capital expenditures in 2005 increased above 2004 capital expenditures of $209.8 million primarily due to the acquisitions we made in 2005.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $478.0 million for development and exploration projects in 2007, which will be funded primarily by cash flows from operating activities and to a lesser extent borrowings under our bank credit facilities. Our operating cash flow and therefore, our capital expenditures are highly dependent on oil and natural gas prices, and in particular natural gas prices.

In 2006 we acquired producing oil and gas properties for an aggregate amount of $79.8 million. We spent $201.8 million on acquisition activities in 2005. We do not have a specific acquisition budget for 2007 since the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have $175.0 million of senior notes outstanding. The senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on each March 1 and September 1. The senior notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

We have a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by substantially all of our and our wholly-owned subsidiaries’ assets and is guaranteed by all of our wholly-owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2006 the borrowing base was $400.0 million, $220.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused portion of the borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2006.

Bois d’Arc Energy has a $200.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the Bois d’Arc Energy credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base was $200.0 million, $100.0 million of which was available as of December 31, 2006. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The Bois d’Arc Energy credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at Bois d’Arc Energy’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the Bois d’Arc Energy credit facility is secured by substantially all of Bois d’Arc Energy’s and its subsidiaries’ assets, and all of Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The Bois d’Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5 to one. Bois d’Arc Energy was in compliance with these covenants as of December 31, 2006.

We believe that our cash flow from operations and available borrowings under our bank credit facilities will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Bank credit facilities	$—	$—	$100,000	$—	$180,000	$—	$280,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000
Interest on debt	31,211	31,211	26,820	24,361	23,821	2,005	139,429
Operating leases	1,123	1,128	1,142	1,152	1,158	2,055	7,758
Acquisition of seismic data	5,250	8,250	—	—	—	—	13,500
Contracted drilling services	80,257	13,594		—	—	—	93,851

	$117,841	$54,183	$127,962	$25,513	$204,979	$179,060	$709,538

Future interest costs are based upon the interest rate on our outstanding senior notes and on the December 31, 2006 rate for our bank credit facilities.

Federal Taxation

At December 31, 2006, we had federal income tax net operating loss carryforwards of approximately $42.4 million. We have established a $23.0 million valuation allowance against part of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2021. The realization of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

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

Impairment of oil and gas properties.  The determination of impairment of our oil and gas reserves is based on the oil and gas reserve estimates using projected future oil and natural gas prices that we have determined to be reasonable. The projected prices that we employ represent our long-term oil and natural gas price forecast and may be higher or lower than the December 31, 2006 market prices for crude oil and natural gas. For the impairment review of our oil and gas properties that we conducted as of December 31, 2006, we used oil and natural gas prices that were based on the current futures market. We used an oil price of $53.50 for 2007 and escalated prices by 5% each year thereafter to a maximum price of $66.91 per barrel. For natural gas we used a price of $7.90 per Mcf for 2007 and escalated prices by 5% each year thereafter to a maximum price of $12.12 per Mcf. The initial prices we used were tied to the one-year market prices for oil and natural gas. To the extent we had used lower prices in our impairment review, an impairment could have been indicated on certain of our oil and gas properties.

Asset retirement obligations.  We have significant obligations to remove tangible equipment and facilities and to restore land or seafloor at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Stock-based compensation.  We follow the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. We adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R we followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because we previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on our net income or earnings per share for the year ended December 31, 2006.

New accounting standards.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was not material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated financial statements.

Related Party Transactions

In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties except for the purchase of 2,250,000 shares of Bois d’Arc Energy’s common stock for $35.9 million in August 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $2.2 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $52.1 million.

We periodically use derivative transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. While the use of these derivative arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counterparty based on the difference. We generally receive a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counterparty when the settlement price is below the floor and pay a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and the cap. We had no derivative financial instrument outstanding as of December 31, 2006. During 2006 we recognized unrealized gains on derivatives of $11.2 million to reflect the changes in these liabilities and we had realized losses of $0.7 million to settle derivative positions.

Interest Rates

At December 31, 2006, we had long-term debt of $455.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. The fair market value of the fixed rate debt as of December 31, 2006 was

$170.4 million based on the market price of 97% of the face amount. At December 31, 2006, we had $280.0 million outstanding under our bank credit facilities, which were subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2006, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $2.8 million. We had no interest rate derivatives outstanding during 2006 or at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-36 of this report.

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

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 is included below.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Comstock Resources, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years in the period ended December 31, 2006 of Comstock Resources, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to “Business — Directors, Executive Officers and Other Management” in this Form 10-K and to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2007 annual meeting, which will be filed with the SEC within 120 days of December 31, 2006, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes are included on Pages F-2 to F-36 of this report.

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).

Exhibit No.	Description

4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1*	Second Amended and Restated Credit Agreement, dated December 15, 2006, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents.
10.2#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.3#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.4#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.5#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.6#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.7#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.8#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10.9#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.10	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit No.	Description

10.11	Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Balckie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.12	Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 [File No. 33-119511] filed by Bois d’Arc Energy, LLC on October 4, 2004).
10.13	Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.14	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.15	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.(incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.16	Amended and Restated Operating Agreement dated as of August 23, 2004, to be effective July 16, 2004 of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 333-19511)).
10.17	Stock Purchase Agreement dated August 25, 2006, between Bois d’Arc Energy, Inc. and Comstock Resources, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 25, 2006).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2007

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2007

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 28, 2007

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 28, 2007

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 28, 2007

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 28, 2007

COMSTOCK RESOURCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” in accounting for equity-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas
February 28, 2007

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2006

	December 31,
	2005	2006
	(In thousands)

ASSETS
Cash and Cash Equivalents	$89	$10,715
Accounts Receivable:
Oil and gas sales	37,646	56,328
Joint interest operations	5,553	19,233
Other Current Assets	9,482	12,552

Total current assets	52,770	98,828
Property and Equipment:
Unevaluated oil and gas properties	10,723	13,645
Oil and gas properties, successful efforts method	1,018,341	2,511,782
Other	3,342	8,483
Accumulated depreciation, depletion and amortization	(325,478)	(760,284)

Net property and equipment	706,928	1,773,626
Investment in Bois d’Arc Energy	252,134	—
Other Assets	4,831	5,671

	$1,016,663	$1,878,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term Debt	$—	$3,250
Accounts Payable	48,955	132,504
Accrued Expenses	7,920	16,107
Unrealized Loss on Derivatives	11,242	—

Total current liabilities	68,117	151,861
Long-term Debt	243,000	455,000
Deferred Income Taxes Payable	119,481	311,236
Reserve for Future Abandonment Costs	3,206	57,116
Minority Interest in Bois d’Arc Energy	—	220,349
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 42,969,262 and 44,395,495 shares issued and outstanding at December 31, 2005 and 2006, respectively	21,485	22,197
Additional paid-in capital	338,996	367,323
Retained earnings	222,378	293,043

Total stockholders’ equity	582,859	682,563

	$1,016,663	$1,878,125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006
	(In thousands, except per share amounts)

Oil and gas sales	$261,647	$303,336	$511,928
Operating expenses:
Oil and gas operating	52,068	50,966	107,303
Exploration	15,610	19,725	20,132
Depreciation, depletion and amortization	63,879	63,338	153,922
Impairment	1,648	3,400	10,444
General and administrative, net	14,569	16,533	31,769

Total operating expenses	147,774	153,962	323,570

Income from operations	113,873	149,374	188,358
Other income (expenses):
Interest income	1,207	1,604	1,012
Other income	166	209	781
Interest expense	(21,182)	(20,272)	(27,429)
Formation costs of Bois d’Arc Energy	(1,101)	—	—
Gain on sale of shares by Bois d’Arc Energy	—	28,797	—
Gain (loss) on derivatives	(155)	(13,556)	10,716
Loss on early extinguishment of debt	(19,599)	—	—

Total other income (expenses)	(40,664)	(3,218)	(14,920)

Income before income taxes, minority interest and equity in loss of Bois d’Arc Energy	73,209	146,156	173,438
Provision for income taxes	(26,342)	(35,815)	(74,339)
Equity in loss of Bois d’Arc Energy	—	(49,862)	—
Minority interest in earnings of Bois d’Arc Energy	—	—	(28,434)

Net income	$46,867	$60,479	$70,665

Net income per share:
Basic	$1.37	$1.54	$1.67

Diluted	$1.29	$1.47	$1.61

Weighted average shares outstanding:
Basic	34,187	39,216	42,220

Diluted	36,252	41,154	43,556

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2004, 2005 and 2006

		Common	Additional
	Common	Stock	Paid-In	Retained
	Shares	Par Value	Capital	Earnings	Total
			(In thousands)

Balance at December 31, 2003	34,309	$17,154	$157,470	$115,032	$289,656
Stock purchase warrants issued for exploration prospects, net of deferred income taxes	—	—	1,512	—	1,512
Exercise of stock options and warrants	1,065	532	8,847	—	9,379
Tax benefit of stock option and warrant exercises	—	—	3,732	—	3,732
Stock-based compensation	275	138	4,569	—	4,707
Net income	—	—	—	46,867	46,867

Balance at December 31, 2004	35,649	17,824	176,130	161,899	355,853

Public offering of common stock	4,545	2,273	118,977	—	121,250
Stock issuance costs	—	—	(175)	—	(175)
Exercise of stock options and warrants	2,433	1,217	24,376	—	25,593
Tax benefit of stock option and warrant exercises	—	—	15,609	—	15,609
Stock-based compensation	342	171	4,079	—	4,250
Net income		—	—	60,479	60,479

Balance at December 31, 2005	42,969	21,485	338,996	222,378	582,859

Exercise of stock options and warrants	1,083	541	15,407	—	15,948
Tax benefit of stock option and warrant exercises	—	—	6,218	—	6,218
Stock-based compensation	343	171	6,702	—	6,873
Net income	—	—	—	70,665	70,665

Balance at December 31, 2006	44,395	$22,197	$367,323	$293,043	$682,563

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2005 and 2006

	2004	2005	2006
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,867	$60,479	$70,665
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition effects:
Stock-based compensation	6,208	5,419	13,249
Excess tax benefit from stock based compensation	—	—	(6,218)
Depreciation, depletion and amortization	63,879	63,338	153,922
Debt issuance costs amortization	970	942	1,649
Impairment of oil and gas properties	1,648	3,400	10,444
Deferred income taxes	20,739	31,201	66,550
Equity in loss of Bois d’Arc Energy	—	49,862	—
Minority interest in earnings of Bois d’Arc Energy	—	—	28,434
Gain on sale of shares by Bois d’Arc Energy	—	(28,797)	—
Dry hole costs and leasehold impairments	16,151	16,889	14,351
Loss (gain) on derivatives	155	13,556	(10,716)
Loss on early extinguishment of debt	19,599	—	—
Decrease (increase) in accounts receivable	5,584	(13,030)	(2,917)
Decrease (increase) in other current assets	(1,735)	616	3,526
Increase (decrease) in accounts payable and accrued expenses	(8,714)	14,079	21,666

Net cash provided by operating activities	171,351	217,954	364,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(209,790)	(356,262)	(529,225)
Formation of Bois d’Arc Energy, net of cash acquired	(48,271)	—	—
Advances to Bois d’Arc Energy	—	(6,421)	—
Repayments from Bois d’Arc Energy	—	158,066	—
Payments to settle derivatives	—	(2,469)	(526)

Net cash used for investing activities	(258,061)	(207,086)	(529,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	272,673	179,000	190,000
Proceeds from senior notes offering	175,000	—	—
Debt issuance costs	(5,963)	—	(1,437)
Principal payments on debt	(367,019)	(339,150)	(47,000)
Proceeds from common stock issuances	9,379	146,843	15,948
Stock issuance costs	—	(175)	—
Excess tax benefit from stock based compensation	—	—	6,218

Net cash provided by (used for) financing activities	84,070	(13,482)	163,729

Net decrease in cash and cash equivalents	(2,640)	(2,614)	(1,417)
Cash and cash equivalents, beginning of year	5,343	2,703	89
Bois d’Arc Energy cash and equivalents as of January 1, 2006	—	—	12,043

Cash and cash equivalents, end of year	$2,703	$89	$10,715

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Accounting policies used by Comstock Resources, Inc. and its consolidated subsidiaries (collectively, the “Company”) reflect oil and natural gas industry practices and conform to accounting principles generally accepted in the United States of America.

Basis of Presentation and Principles of Consolidation

The Company is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned subsidiaries (“Comstock”) and, effective January 1, 2006, Bois d’Arc Energy, Inc. and its wholly owned subsidiaries (“Bois d’Arc Energy”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Formation of and Investment in Bois d’Arc Energy

In July 2004, Bois d’Arc Energy, LLC was formed by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock, and Bois d’Arc Resources, Ltd. (“Bois d’Arc Resources”), Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) to replace a joint exploration venture established in 1997 by Comstock Offshore and Bois d’Arc Resources to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc Resources was responsible for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore advanced the funds for the acquisition of 3-D seismic data and leases. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc Resources warrants exercisable for the purchase of shares of Comstock’s common stock.

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

Under the terms of Bois d’Arc Energy’s operating agreement, management of Bois d’Arc Energy was shared jointly by Comstock and the principals of Bois d’Arc Resources. Management and operating decisions were made based on unanimous agreement between the parties. Because the Company had the ability to exercise significant influence over Bois d’Arc Energy, but not control it, and because Bois d’Arc Energy was similar to a partnership in that it maintained a specific ownership percentage for each member, the Company accounted for its interest in Bois d’Arc Energy’s assets, liabilities and operations under the proportionate consolidation method.

The consolidated financial statements include $1.1 million of costs incurred during 2004 in connection with the formation of Bois d’Arc Energy, including a termination fee of $0.7 million for the cancellation of a service agreement for accounting and administrative services provided to Bois d’Arc Offshore, Ltd. The fee was payable in monthly installments over a two year period beginning in October 2004.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decreased to 48% and Comstock discontinued accounting for its interest in Bois d’Arc Energy using the proportionate consolidation method and began using the equity method to account for its investment in Bois d’Arc Energy.

At the time that Bois d’Arc Energy converted to a corporation, it recorded a tax provision of $108.2 million to record a deferred tax liability. Comstock recognized its proportionate share of this provision for taxes of $64.6 million in its equity in loss of Bois d’Arc Energy in the consolidated statement of operations. In connection with the initial public offering completed by Bois d’Arc Energy, Comstock recognized a gain of $28.8 million on its investment in Bois d’Arc Energy based on Comstock’s share of the amount that Bois d’Arc Energy’s equity was increased as a result of the sale of shares in the offering.

Comstock did not previously own interests in a subsidiary which had sold shares. The Company has no present plans for any future sale of Bois d’Arc Energy common stock and has adopted a policy of recognizing its proportional share of the gain when Bois d’Arc Energy sells shares to third parties.

During 2006, Comstock acquired 2,285,000 additional shares of Bois d’Arc Energy for $36.4 million which increased its ownership of Bois d’Arc Energy’s common stock to 32,220,761 shares or 49.5%. As a result, the Company has voting control of Bois d’Arc Energy through the combined share ownership by Comstock and the members of its Board of Directors. Upon obtaining voting control of Bois d’Arc Energy, Comstock began including Bois d’Arc Energy in its financial statements as a consolidated subsidiary. Consolidated revenues, expenses and cash flows for 2006 reflect Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006. The Company’s financial statements for dates and periods prior to January 1, 2006, have not been adjusted. The inclusion of Bois d’Arc Energy as a consolidated subsidiary in the Company’s financial statements had no impact on the Company’s net income.

The following table summarizes the pro forma results as if Bois d’Arc Energy was consolidated in 2005:

	Year Ended December 31, 2005
		Consolidating	Pro Forma
	As Reported	Adjustments	Consolidated
		(In thousands)

Balance Sheet -
Current assets	$52,770	$50,048	$102,818
Property and equipment, net	706,928	661,931	1,368,859
Investment in Bois d’Arc Energy	252,134	(252,134)	—
Other assets	4,831	799	5,630

Total assets	$1,016,663	$460,644	$1,477,307

Current liabilities	$68,117	$66,282	$134,399
Long-term debt	243,000	69,000	312,000
Deferred income taxes payable	119,481	123,256	242,737
Reserve for future abandonment costs	3,206	35,034	38,240
Minority interest in Bois d’Arc Energy	—	167,072	167,072
Stockholder’s equity	582,859	—	582,859

Total liabilities and stockholder’s equity	$1,016,663	$460,644	$1,477,307

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
		Consolidating	Pro Forma
	As Reported	Adjustments	Consolidated
		(In thousands)

Statement of Operations -
Total oil and gas sales	$303,336	$145,906	$449,242
Income from operations	$149,374	$60,835	$210,209
Income before income taxes, minority interest and equity in earnings of Bois d’Arc Energy	$146,156	$58,659	$204,815
Provision for income taxes	$(35,815)	$(125,808)	$(161,623)
Minority interest in losses of Bois d’Arc Energy	—	$17,287	$17,287
Equity interest in losses of Bois d’Arc Energy	$(49,862)	$49,862	$—
Net income	$60,479	$—	$60,479

In connection with the acquisition of additional common shares of Bois d’Arc Energy, Comstock has allocated the purchase price paid for the shares in excess of its underlying net book value in Bois d’Arc Energy of $18.9 million together with the related deferred income tax liability of $10.1 million to oil and gas properties in the accompanying consolidated balance sheet. This additional amount is being amortized over the productive lives of Bois d’Arc Energy’s oil and gas properties using the unit-of-production method. The pro forma impact of the acquisition of these shares was not material to the Company’s historical results of operations.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments, the Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit rating. Substantially all of the Company’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2005 and 2006:

	2005		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Long-term debt, including current portion	$243,000	$239,281	$455,000	$450,406

The fair market value of the fixed rate debt was based on the market prices as of December 31, 2005 and 2006. The fair market value of the floating rate date approximates its carrying value.

Derivatives at December 31, 2005 are presented at their estimated fair value. The Company had no derivatives outstanding as of December 31, 2006. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, and accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

Other Current Assets

Other current assets at December 31, 2005 and 2006 consist of the following:

	As of December 31,
	2005	2006
	(In thousands)

Prepaid expenses	$3,511	$9,889
Pipe inventory	1,408	1,251
Deferred tax asset	4,439	—
Income taxes receivable	—	1,386
Other	124	26

	$9,482	$12,552

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. The Company’s ARO’s relate to future plugging and abandonment expenses of its oil and gas properties and related facilities disposal.

The following table summarizes the changes in the Company’s total estimated liability:

	For the Year Ended December 31,
	2004	2005	2006
		(In thousands)

Beginning asset retirement obligations	$19,174	$19,248	$3,206
Bois d’Arc Energy abandonment liability(1)	—	(16,915)	35,034
New wells placed on production and changes in estimates	1,870	266	18,134
Acquisition liabilities assumed	88	455	3,346
Liabilities settled	(3,030)	—	(5,145)
Accretion expense	1,146	152	2,541

Ending asset retirement obligations	$19,248	$3,206	$57,116

(1)	The Company’s share of the asset retirement obligations of Bois d’Arc Energy was reclassified to the Investment in Bois d’Arc Energy upon the change to the equity accounting method in 2005. Concurrent with including Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006, the asset retirement obligations of Bois d’Arc Energy are included in the Company’s financial statements.

The Company assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices and including risk adjusted probable reserves, where appropriate. The Company recognized impairment charges related to its oil and gas properties of $1.6 million, $3.4 million and $10.4 million in 2004, 2005, and 2006, respectively. The impairment in 2006 includes $7.9 million related to a property that was held for resale. Subsequently, the plan to sell the property was cancelled. The impairment reflected the property’s estimated fair market value at the time the plan to sell the property changed.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and interests in private aircraft which are depreciated over estimated useful lives ranging from five to 31 1/2 years on a straight-line basis.

Other Assets

Other assets primarily consist of deferred costs associated with issuance of the senior notes and the bank credit facilities. These costs are amortized over the eight year life of the senior notes and the life of the bank credit facility on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

Effective January 1, 2006, the Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the year ended December 31, 2006. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. Comstock’s excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $3.7 million, $15.6 million and $6.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. Upon adoption of SFAS 123R effective January 1, 2006, $6.2 million of tax benefits have been included in cash flows from financing activities.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil and natural gas.

Derivative Instruments and Hedging Activities

The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), which requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company had no derivative financial instruments outstanding at December 31, 2006.

Major Purchasers

In 2006, the Company had two purchasers of its oil and natural gas production that accounted for 10% of total oil and gas sales. Such purchasers accounted for 42% and 13% of total 2006 oil and gas sales. In 2005, Comstock had two purchasers that accounted for 15% and 12% of total 2005 oil and gas sales. In 2004, Comstock had two purchasers that accounted for 21% and 16% of total oil and gas sales. The loss of

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any of the foregoing customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2004, 2005 or 2006.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to working interest owners of the oil and gas properties operated by the Company.

Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented.

Earnings Per Share

Basic and diluted earnings per share for 2004, 2005 and 2006 were determined as follows:

	Year Ended December 31,
	2004			2005			2006
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)

Basic Earnings Per Share:
Net Income	$46,867	34,187	$1.37	$60,479	39,216	$1.54	$70,665	42,220	$1.67
Diluted Earnings Per Share:
Net Income	$46,867	34,187	$1.37	$60,479	39,216	$1.54	$70,665	42,220	$1.67
Effect of Dilutive Securities:
Stock Grants and Stock Options	—	2,065		—	1,938		(488)	1,336

Net Income	$46,867	36,252	$1.29	$60,479	41,154	$1.47	$70,177	43,556	$1.61

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2004	2005	2006
	(In thousands
	except per share data)

Weighted average anti-dilutive stock options	28	7	117
Weighted average exercise price	$20.03	$32.50	$32.52

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of all significant noncash investing and financing activities and cash payments made for interest and income taxes:

	2004	2005	2006
	(In thousands)

Noncash activities —
Value of vested stock purchase warrants under
exploration venture	$2,326	$—	$—
Cash payments —
Interest payments	$20,477	$19,848	$25,620
Income tax payments	7,954	2,578	5,871

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was not material to the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated financial statements.

(2)  Acquisitions

In September 2006 the Company acquired oil and gas properties in South Texas from Denali Oil & Gas Partners LP and other working interest owners for $67.2 million in cash. The Company acquired proved oil and gas reserves of 16.5 Bcfe as well as interest in unevaluated oil and gas reserves. The transaction was funded with borrowings under Comstock’s bank credit facility. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

On May 12, 2005, the Company completed an acquisition of certain oil and gas properties in East Texas, Louisiana and Mississippi and related assets from EnSight Energy Partners, L.P. (“EnSight”) for $190.9 million. The acquisition was funded with proceeds from a public offering of common stock completed in April 2005 and borrowings under Comstock’s bank credit facility.

Set forth in the following table is certain unaudited pro forma financial information for the years ended December 31, 2004 and 2005. This information has been prepared assuming the EnSight acquisition was consummated on January 1, 2004 and is based on estimates and assumptions deemed appropriate by the Company. The pro forma unaudited information is presented for illustrative purposes only. If the transaction had occurred in the past, the Company’s operating results might have been different from those presented in the following table. The unaudited pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred on January 1, 2004. The unaudited pro forma information also should not be used as an indication of the future results that the Company will achieve after the acquisition.

	Year Ended December 31,
	2004	2005
	(In thousands,
	except per share data)

Oil and gas sales	$292,051	$312,673
Income from operations	127,190	152,326
Net income	54,394	61,669
Net income per share:
Basic	$1.40	$1.53
Diluted	$1.33	$1.46
Weighted average common and common stock equivalent shares outstanding:
Basic	38,732	40,374
Diluted	40,797	42,312

On July 6, 2005, Comstock acquired from certain parties additional working interests in 14 producing wells (5.6 net) in certain of the properties acquired from EnSight for $10.9 million. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

On October 4, 2004, Comstock acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The acquisition was funded by

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowings under the Comstock bank credit facility. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2005	2006
	(In thousands)

Unproved properties	$10,723	$13,645
Proved properties:
Leasehold costs	661,937	1,060,050
Wells and related equipment and facilities	356,404	1,451,732
Accumulated depreciation depletion and amortization	(324,560)	(757,861)

	$704,504	$1,767,566

Share of equity investee(1)	$316,386

(1)	Represents 48% of capitalized costs of Bois d’Arc Energy as of December 31, 2005.

  Costs Incurred

	For the Year Ended December 31,
	2004	2005	2006
	(In thousands)

Property acquisitions:
Unproved properties	$5,082	$2,027	$8,070
Proved properties	62,800	202,055	83,680
Development costs	96,040	126,368	321,164
Exploration costs	46,477	31,456	142,539

	$210,399	$361,906	$555,453

Share of equity investee(1)		$71,725

(1)	Represents 48% of costs incurred by Bois d’Arc Energy from May 10, 2005 to December 31, 2005.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Long-Term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2005	2006
	(In thousands)

Comstock bank credit facility	$68,000	$180,000
Bois d’Arc Energy bank credit facility	—	100,000
6 7/8% senior notes due 2012	175,000	175,000

	$243,000	$455,000

The following table summarizes Comstock’s debt as of December 31, 2006 by year of maturity:

	2007	2008	2009	2010	2011	Thereafter	Total

Comstock bank credit facility	$—	$—	$—	$—	$180,000	$—	$180,000
Bois d’Arc Energy bank credit facility	—	—	100,000	—	—	—	100,000
6 7/8% senior notes	—	—	—	—	—	175,000	175,000

	$—	$—	$100,000	$—	$180,000	$175,000	$455,000

In December 2006, Comstock entered into a new $600.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2006, the borrowing base was $400.0 million, $220.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2006. Proceeds from the new credit facility were used to repay outstanding indebtedness under Comstock’s prior bank credit facility.

Bois d’Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base which is redetermined semi-annually based on the banks’ estimate of the future net cash flows of Bois d’Arc Energy’s oil and natural gas properties that was $200.0 million at December 31, 2006. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of Bois d’Arc Energy’s oil and natural

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $200.0 million as of December 31, 2006. Amounts available under this credit facility as of December 31, 2006 were $100.0 million. The Bois d’Arc Energy credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Bois d’Arc Energy’s option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of Bois d’Arc Energy and its subsidiaries’ assets, and all of the Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The Bois d’Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. Bois d’Arc Energy was in compliance with these covenants as of December 31, 2006.

In 2004, Comstock sold $175.0 million of senior notes in an underwritten public offering. The senior notes mature on March 1, 2012 and bear interest at 6 7/8% which is payable semiannually on each March 1 and September 1. The notes are unsecured obligations of Comstock and are guaranteed by all of its wholly-owned subsidiaries. The proceeds from the issuance of the notes were used to repurchase $220.0 million in principal amount of Comstock’s 11 1/4% Senior Notes (the “1999 Notes”) for $235.8 million plus accrued interest. The early extinguishment of the 1999 Notes resulted in a pretax loss of $19.6 million in 2004 which was comprised of the premium paid for repurchase of the 1999 Notes together with the write-off of unamortized debt issuance costs related to the 1999 Notes.

(5)  Commitments and Contingencies

Commitments

The Company rents office space under noncancelable leases. Rent expense for the years ended December 31, 2004, 2005 and 2006 was $535,000, $644,000 and $1,098,000 respectively. Minimum future payments under the leases are as follows:

(In thousands)

2007	$1,123
2008	1,128
2009	1,142
2010	1,152
Thereafter	3,213

$7,758

The Company has commitments to acquire seismic data totaling $13.5 million through December 2007. As of December 31, 2006, the Company had commitments for contracted drilling rigs of $93.9 million through July 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(6)  Stockholders’ Equity

The authorized capital stock of Comstock consists of 50 million shares of common stock, $.50 par value per share (the “Common Stock”), and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2005 and 2006.

Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2005 and 2006, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks prior to the Common Stock but junior to all other classes of preferred stock.

On April 4, 2005, Comstock completed a public offering of 4,545,454 shares of Common Stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts, of $121.2 million were used to partially fund an acquisition of oil and gas properties.

(7)  Incentive Plans

Comstock and Bois d’Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors.

On June 23, 1999, the stockholders of Comstock approved the 1999 Long-term Incentive Plan for management including officers, directors and managerial employees of Comstock which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan authorize the grant of non-qualified and incentive stock options and the grant of restricted stock to key executives of Comstock. The options under the Comstock incentive plans have contractual lives ranging from five to ten years and become exercisable after lapses in vesting periods ranging from zero to ten years from the grant date. As of December 31, 2006 the incentive plans provide for future awards of stock options or restricted stock grants of up to 328,351 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on each subsequent January 1. On July 16, 2004, Bois d’Arc Energy’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect Bois d’Arc

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Energy’s conversion to a corporation. This incentive plan authorizes the grant of non-qualified options to purchase shares of common stock and the grant of restricted shares of common stock in Bois d’Arc Energy. The options under the incentive plan have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Bois d’Arc Energy incentive plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of common stock of Bois d’Arc Energy. As of December 31, 2006, 1,892,550 shares were available for future grants under this plan.

During 2004, 2005 and 2006, the Company recorded $6.2 million, $5.4 million and $13.2 million, respectively, in stock-based compensation expense in general and administrative expenses, including $1.5 million, $1.2 million, and $6.4 million in 2004, 2005 and 2006, respectively, attributable to Bois d’Arc Energy’s incentive plan. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $3.7 million, $15.6 million and $6.2 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Comstock stock options.  Comstock amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding Comstock stock options for the years ended December 31, 2004, 2005 and 2006 was $1.9 million, $0.6 million and $0.9 million, respectively.

The following table summarizes the assumptions used to value Comstock’s stock options for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006

Weighted average grant date fair value	$7.75	$15.08	$17.37
Weighted average assumptions used
Expected volatility	46.9%	36.8%	35.4%
Expected lives	4.1 yrs	8.2 yrs	8.9 yrs.
Risk-free interest rates	3.6%	4.3%	4.9%
Expected dividend yield	—	—	—

The expected volatility for these grants is calculated using an analysis of the historical volatility of Comstock’s common stock. The weighted average expected lives of options approximate their contractual lives. Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to Comstock’s stock options outstanding at December 31, 2006:

	Number of		Number of
Exercise	Options	Weighted Average	Options
Price	Outstanding	Remaining Life	Exercisable
		(in years)

$3.88	545,000	1.5	545,000
$8.88	176,250	2.5	176,250
$11.12	3,500	3.4	3,500
$6.42	170,750	3.5	170,750
$9.20	177,750	2.0	177,750
$12.15	20,000	1.4	20,000
$18.20	40,220	3.0	40,220
$18.17	50,000	2.4	50,000
$20.03	15,000	4.0	15,000
$20.92	40,000	3.4	40,000
$32.50	86,500	8.9	21,625
$32.44	40,000	5.4	—
$33.22	104,000	10.0	—

	1,468,970	3.2	1,260,095

Exercisable	1,260,095	2.3

The following tables summarize information related to Comstock’s stock option activity under its employee incentive plans for the years ended December 31, 2004, 2005 and 2006:

	2004		2005		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	3,549,250	$8.83	2,734,870	$9.02	1,733,970	$9.83
Granted	78,000	$18.84	141,500	$29.23	144,000	$33.00
Exercised	(892,380)	$9.09	(1,141,400)	$10.29	(394,000)	$10.87
Forfeited	—		(1,000)	$20.03	(15,000)	$32.50

Outstanding at December 31	2,734,870	$9.02	1,733,970	$9.83	1,468,970	$11.59

Vested and Exercisable at December 31	2,293,620	$8.62	1,567,470	$7.92	1,260,095	$8.07

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash received for options exercised	$8,114	$11,748	$4,283
Actual tax benefit realized	$10,324	$21,972	$7,780

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, total unrecognized compensation cost related to nonvested Comstock stock options of $3.2 million was expected to be recognized over a weighted average period of 4.0 years. The aggregate intrinsic value of Comstock options outstanding at December 31, 2006 was $29.0 million based on the closing price for Comstock’s common stock on December 29, 2006. The aggregate intrinsic value of vested Comstock options was also $29.0 million on December 31, 2006. Options granted in 2004, 2005 and 2006 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective dates. The total intrinsic value of Comstock options exercised was $10.3 million, $22.0 million and $7.8 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Comstock restricted stock.  The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Total compensation expense recognized by Comstock for restricted stock grants was $2.8 million, $3.6 million and $6.0 million for the years ended December 31, 2004, 2005 and 2006, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price.

A summary of Comstock restricted stock activity for the years ended December 31, 2004, 2005 and 2006 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Price

Outstanding at January 1, 2004	588,750	$15.32
Granted	275,000	$20.03
Vested	(56,250)	$8.88

Outstanding at January 1, 2005	807,500	$17.38
Granted	342,000	$32.50
Vested	(56,250)	$6.42

Outstanding at January 1, 2006	1,093,250	$22.67
Granted	387,000	$32.85
Vested	(230,000)	$16.27
Forfeitures	(43,500)	$24.62

Outstanding at December 31, 2006	1,206,750	$27.08

Total unrecognized compensation cost related to non-vested Comstock restricted stock of $32.7 million as of December 31, 2006 is expected to be recognized over a period of 4.0 years. Unvested restricted stock grants had a weighted average contractual term of 2.4 years and an aggregate intrinsic value of $37.5 million as of December 31, 2006.

Bois d’Arc Energy stock options.  Bois d’Arc Energy amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized by Bois d’Arc Energy for all outstanding stock options for the period from its inception through December 31, 2004, and for the years ended December 31, 2005 and 2006 was $1.2 million, $2.7 million and $3.4 million, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assumptions used to value Bois d’Arc Energy stock options for the period from its inception through December, 2004 and for the years ended December 31, 2005 and 2006:

	2004	2005	2006

Weighted average grant date fair value	$4.55	$7.63	$9.63
Weighted average assumptions used
Expected volatility	29.8%	37.0%	39.5%
Expected lives	7.5 yrs.	8.5 yrs.	9.8 yrs.
Risk-free interest rates	4.0%	4.2%	5.5%
Expected dividend yield	—	—	—

The value of the initial grants of Bois d’Arc Energy options, which have an exercise price of $6.00, was determined to be $4.55 using an estimated grant date fair value of $8.42 per share, an expected weighted average life of 7.5 years, and an expected volatility factor of 29.8%. The volatility factor was determined based on an analysis of similar companies in the industry. The expected volatility for grants after Bois d’Arc Energy’s initial public offering in 2005 is calculated using an analysis of historical volatility of Bois d’Arc Energy’s common stock. Due to Bois d’Arc Energy’s limited option exercise experience, the weighted average expected lives of options approximate their contractual lives. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The following table summarizes information related to Bois d’Arc Energy stock options outstanding at December 31, 2006:

	Number of	Weighted	Number of
Exercise	Options	Average	Options
Price	Outstanding	Remaining Life	Exercisable
		(in years)

$ 6.00	2,758,000	7.5	1,102,000
$12.00	15,000	8.4	3,000
$12.80	25,000	3.4	25,000
$15.55	200,000	8.6	9,000
$15.48	50,000	9.3	—
$16.47	192,500	9.0	—
$14.23	40,000	9.5	—
$15.62	40,000	9.6	—
$16.75	30,000	9.6	—

$ 7.70	3,350,500	7.7	1,139,000

Exercisable	1,139,000	7.4

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information related to Bois d’Arc Energy option activity for the period from its inception in July 2004 through December 31, 2004 and for the years ended December 31, 2005 and 2006:

	2004		2005		2006
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of Options	Exercise Price	of Options	Exercise Price	of Options	Exercise Price

Outstanding at January 1	—		2,800,000	$6.00	3,105,000	$6.84
Granted	2,800,000	$6.00	305,000	$14.60	364,000	$16.02
Exercised	—		—		(19,500)	$6.46
Forfeited	—		—		(99,000)	$11.65

Outstanding at December 31	2,800,000	$6.00	3,105,000	$6.84	3,350,500	$7.70

Vested and Exercisable at December 31	—		560,000	$6.00	1,139,000	$6.24

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash received for options exercised	$—	$—	$125
Actual tax benefit realized	$—	$—	$172

As of December 31, 2006, total unrecognized compensation cost related to the Bois d’Arc Energy non-vested options of $10.7 million was expected to be recognized over a weighted average period of 4.6 years. The aggregate grant date intrinsic value of the initial grants of options to purchase Bois d’Arc Energy class B units in 2004 was $6.8 million which was determined using a grant date fair value of the class B unites of $8.42 per unit. Bois d’Arc Energy options granted in 2005 and 2006 were granted with exercise prices equal to the closing prices of the Bois d’Arc Energy’s common stock on the respective dates of grant and, therefore, had no intrinsic value on such grant dates. The aggregate intrinsic value of Bois d’Arc Energy options outstanding at December 31, 2006 was $23.9 million based on the closing price for Bois d’Arc Energy’s common stock on December 29, 2006. The aggregate intrinsic value of vested Bois d’Arc Energy options was $9.6 million on December 21, 2006. The total intrinsic value of Bois d’Arc Energy options exercised for the year ended December 31, 2006 was $172,000. There were no options exercised prior to 2006.

Bois d’Arc Energy restricted stock.  The fair value of each restricted Bois d’Arc Energy share on the date of grant is equal to its market price. Bois d’Arc Energy amortizes the grant date fair value of the restricted shares over the vesting period using the straight-line method. Total compensation cost recognized for Bois d’Arc Energy restricted stock grants was $1.3 million, $2.9 million, and $3.0 million for the period from its inception through December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Bois d’Arc Energy restricted stock activity under the long-term incentive plan for the period from Inception through December 31, 2004 and for the years ended December 31, 2005 and 2006 is presented below:

	Number of	Weighted
	Restricted	Average
	Shares (Units)	Grant Price

Granted in 2004	2,145,000	$6.80

Outstanding at January 1, 2005	2,145,000	$6.80
Granted	10,000	$12.00
Vested	(429,000)	$6.80

Outstanding at January 1, 2006	1,726,000	$6.83
Granted	25,000	$15.48
Vested	(429,000)	$6.80
Forfeitures	(16,000)	$10.05

Outstanding at December 31, 2006	1,306,000	$6.97

Total unrecognized compensation cost related to Bois d’Arc Energy non-vested restricted stock of $7.7 million as of December 31, 2006, is expected to be recognized over a weighted average period of 4.3 years. Unvested restricted stock grants had a weighted average contractual term of 1.6 years and an aggregate intrinsic value of $19.1 million as of December 31, 2006.

(8)  Retirement Plans

Comstock has a 401(k) Profit Sharing Plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Comstock’s matching contributions to the plan were $130,000, $142,000 and $199,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Bois d’Arc Energy has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Bois d’Arc Energy may match a certain percentage of the employees’ contributions to the plan. Bois d’Arc Energy’s matching contributions to the plan were $8,000 for the period from Inception through December 31, 2006 and $32,000 and $41,000 in 2005 and 2006, respectively.

(9)  Exploration Venture

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the stock purchase warrants issued under the exploration ventures that were outstanding at December 31, 2006.

Number of		Weighted Average	Number of
Shares	Exercise	Remaining Life	Shares
Outstanding	Price	(Years)	Exercisable

58,500	$13.59	2.54	58,500
8,600	$18.70	2.54	8,600
120,000	$19.46	2.54	120,000

187,100		2.54	187,100

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock purchase warrant activity during 2004, 2005 and 2006 under the exploration venture:

	Number		Weighted Average
	of Shares	Exercise Price	Exercise Price

Outstanding at December 31, 2003	2,100,000	$6.48 to $18.70	$12.09
Granted	240,000	$19.46	$19.46
Exercised	(172,501)	$6.48 to $9.26	$7.34

Outstanding at December 31, 2004	2,167,499	$6.48 to $9.26	$13.29
Exercised	(1,291,666)	$6.48 to $14.00	$10.72

Outstanding at December 31, 2005	875,833	$6.48 to $19.46	$17.08
Exercised	(688,733)	$13.59 to $19.46	$16.94

Outstanding and exercisable at December 31, 2006	187,100	$13.59 to $19.46	$17.59

The value of the stock purchase warrants granted based on the Black-Scholes option pricing model was $9.69 per share or an aggregated $2.3 million in 2004. Such costs were capitalized as a cost of oil and gas properties. Warrants were exercised to purchase 172,501, 1,291,666 and 688,733 in 2004, 2005 and 2006, respectively. Such exercises yielded net proceeds of $1.3 million, $13.8 million and $11.7 million in 2004, 2005 and 2006, respectively.

(10)  Income Taxes

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2005 and 2006 were as follows:

	2005	2006
	(In thousands)

Net deferred tax assets (liabilities):
Current:
Unrecognized loss from derivatives	$3,935	$—
Net operating loss carryforward	387	—
State taxes	117	—

	$4,439	$—

Non current:
Property and equipment	$(66,802)	$(252,164)
Other assets	508	1,695
Investment in Bois d’Arc Energy	(66,825)	(75,808)
Net operating loss carryforwards	14,854	14,854
Valuation allowance on net operating loss carryforwards	(8,043)	(8,043)
Other	6,827	8,230

Net deferred tax liability	$(119,481)	$(311,236)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the consolidated income tax expense:

	2004	2005	2006
	(In thousands)

Current	$5,603	$4,614	$7,789
Deferred	20,739	31,201	66,550

	$26,342	$35,815	$74,339

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes, minority interest and equity in earnings (loss) of Bois d’Arc Energy, is due to the following:

	2004	2005	2006
	(In thousands)

Tax at statutory rate	$25,623	$51,155	$60,703
Tax effect of:
Provision (benefit) on undistributed earnings (loss) of Bois d’Arc Energy	—	(17,452)	9,307
Nondeductible stock-based compensation	204	1,533	3,224
State taxes, net of federal benefit	497	333	(45)
Deferred state taxes provided due to tax law changes	—	—	1,288
Other	18	246	(138)

Total	$26,342	$35,815	$74,339

	2004	2005	2006

Tax at statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Provision (benefit) on undistributed earnings (loss) of Bois d’Arc Energy	—	(11.9)	5.4
Nondeductible stock-based compensation	0.3	1.0	1.9
State taxes, net of federal benefit	0.7	0.2	—
Deferred state taxes provided due to tax law changes	—	—	0.7
Other	—	0.2	(0.1)

Total	36.0%	24.5%	42.9%

At December 31, 2006, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017-2021	$42,438
Alternative minimum tax credits	Unlimited	6,959

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The utilization of the net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated net operating loss carryforwards that will not be utilized. Realization of the net operating carryforwards requires Comstock to generate taxable income within the carryforward period.

(11)  Derivatives and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The Company had no derivative financial instruments outstanding as of December 31, 2006.

Comstock has not designated derivative instruments previously outstanding as cash flow hedges and accordingly, unrealized losses on derivatives of $11.1 million and unrealized gains of $11.2 million were recorded in 2005 and 2006, respectively, to reflect the change in fair value of these instruments. The Company realized losses of $2.5 million and $0.5 million in 2005 and 2006, respectively, to settle positions which expired during the year.

Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As of December 31, 2005 and 2006, Comstock had no interest rate financial instruments outstanding.

(12)  Supplementary Quarterly Financial Data (Unaudited)

2005 —

	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

Total oil and gas sales	$69,822	$68,529	$71,619	$93,366	$303,336

Income from operations	$33,009	$20,701	$37,899	$57,765	$149,374

Net income (loss)	$15,888	$(10,878)	$14,138	$41,331	$60,479

Net income per share:
Basic	$0.45	$(0.27)	$0.35	$0.99	$1.54

Diluted	$0.43	$(0.27)	$0.33	$0.96	$1.47

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 —

	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

Total oil and gas sales	$131,724	$124,178	$129,251	$126,775	$511,928

Income from operations	$61,734	$46,363	$44,810	$35,451	$188,358

Net income	$29,634	$15,583	$17,036	$8,412	$70,665

Net income per share:
Basic	$0.70	$0.37	$0.40	$0.20	$1.67

Diluted	$0.68	$0.35	$0.39	$0.19	$1.61

Amounts reported for the three months ended March 31, 2006 and June 30, 2006 which differ from amounts previously reported due to the consolidation of Bois d’Arc Energy effective January 1, 2006 are as follows:

	As
	Previously	Consolidating	As
	Reported	Adjustments	Consolidated
		(In thousands)

Three months ended March 31, 2006 —
Total oil and gas sales	$69,891	$61,833	$131,724

Income from Operations	$34,506	$27,228	$61,734

Net income	$29,634	$—	$29,634

Net income per share:
Basic	$0.70	$—	$0.70

Diluted	$0.68	$—	$0.68

	As
	Previously	Consolidating	As
	Reported	Adjustments	Consolidated
		(In thousands)

Three months ended June 30, 2006 —
Total oil and gas sales	$64,571	$59,607	$124,178

Income from Operations	$22,277	$24,086	$46,363

Net income	$15,583	$—	$15,583

Net income per share:
Basic	$0.37	$—	$0.37

Diluted	$0.36	$—	$0.35

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)  Consolidating Financial Statements

Comstock Resources, Inc. (the “parent company”) has $175.0 million of 6 7/8% senior notes outstanding which are guaranteed by all of the parent company’s wholly-owned consolidated subsidiaries. There are no restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary’s ability to obtain funds from the parent company or their direct or indirect subsidiaries. The 6 7/8% senior notes are not guaranteed by Bois d’Arc Energy, Inc. and its subsidiaries (the “Non-Guarantor Subsidiaries”). The following condensed consolidating balance sheet, statements of operations and statement of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

Balance Sheet:

	Year Ended December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Assets:
Cash and cash equivalents	$—	$1,228	$9,487	$—	$10,715
Accounts receivable	—	37,049	38,512	—	75,561
Other current assets	210	3,547	8,795	—	12,552

Total current assets	210	41,824	56,794	—	98,828

Net property and equipment	30,345	915,486	827,795	—	1,773,626
Investment in subsidiaries	636,303	—	—	(636,303)	—
Intercompany receivables	393,395	—	—	(393,395)	—
Other assets	4,757	2	912	—	5,671

Total assets	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

Liabilities and Stockholders’ Equity:
Short-term debt	$—	$—	$3,250	$—	$3,250
Accounts payable	9,687	62,041	60,776	—	132,504
Accrued expenses	—	11,265	4,842	—	16,107

Total current liabilities	9,687	73,306	68,868	—	151,861

Long-term debt	355,000	—	100,000	—	455,000
Intercompany payables	—	393,395	—	(393,395)	—
Deferred income taxes payable	17,760	141,517	151,959	—	311,236
Reserve for future abandonment costs	—	9,052	48,064	—	57,116
Minority interest	—	—	—	220,349	220,349

Total liabilities	382,447	617,270	368,891	(173,046)	1,195,562
Stockholders’ equity	682,563	340,042	516,610	(856,652)	682,563

Total liabilities and stockholders’ equity	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Statement:

	Year Ended December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$257,218	$254,710	$—	$511,928
Operating expenses:
Oil and gas operating	—	53,903	53,400	—	107,303
Exploration	—	1,424	18,708	—	20,132
Depreciation, depletion and amortization	1,275	75,056	77,591	—	153,922
Impairment	—	8,812	1,632	—	10,444
General and administrative, net	26,802	(6,407)	11,374	—	31,769

Total operating expenses	28,077	132,788	162,705	—	323,570

Income from operations	(28,077)	124,430	92,005	—	188,358
Other income (expenses):
Interest income	22,709	682	330	(22,709)	1,012
Other income	—	184	597	—	781
Interest expense	(20,980)	(22,462)	(6,696)	22,709	(27,429)
Gain on derivatives	—	10,716	—	—	10,716

Total other income (expenses)	1,729	(10,880)	(5,769)	—	(14,920)

Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(26,348)	113,550	86,236	—	173,438
Provision for income taxes	(2,304)	(40,823)	(31,212)	—	(74,339)
Minority interest in earnings of Bois d’Arc Energy	—	—	—	(28,434)	(28,434)
Equity in earnings of subsidiaries	99,317	—	—	(99,317)	—

Net income	$70,665	$72,727	$55,024	$(127,751)	$70,665

Statement of Cash Flows:

	Year Ended December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net Cash Provided by (Used for) Operating Activities	$(4,842)	$191,038	$178,409	$—	$364,605
Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(1,263)	(280,257)	(247,705)	—	(529,225)
Acquisition of Bois d’Arc Energy, Inc. common stock	(35,865)	—	—	35,865	—
Payments to settle derivatives	—	(526)	—	—	(526)

Net Cash Used for Investing Activities	(37,128)	(280,783)	(247,705)	35,865	(529,751)
Cash Flows From Financing Activities:
Borrowings	119,000	—	71,000	—	190,000
Advances to subsidiaries	(90,912)	90,912	—	—	—
Principal payments on debt	(7,000)	—	(40,000)	—	(47,000)
Proceeds from issuance of common stock	15,948	—	35,990	(35,990)	15,948
Excess tax benefit from stock-based compensation	6,218	—	29	(29)	6,218
Other	(1,284)	(28)	(279)	154	(1,437)

Net Cash Provided by Financing Activities	41,970	90,884	66,740	(35,865)	163,729

Net increase (decrease) in cash and cash equivalents	—	1,139	(2,556)	—	(1,417)
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d’Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043

Cash and cash equivalents, end of year	$—	$1,228	$9,487	$—	$10,715

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)  Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2006:

	2004		2005		2006
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	19,189	501,778	15,881	533,554	12,043	432,416
Revisions of previous estimates	(568)	4,818	(118)	(47,445)	(13)	(59,004)
Extensions and discoveries	1,086	30,979	73	17,966	2,588	111,195
Purchases of minerals in place	74	40,568	8,157	72,597	565	19,832
Formation of Bois d’Arc Energy(1)	(2,366)	(11,070)	—	—	—	—
Conversion of Bois d’Arc Energy to Equity Investee	—	—	(10,913)	(112,006)	—	—
Consolidation of Bois d’Arc Energy	—	—	—	—	19,530	205,986
Production	(1,534)	(33,519)	(1,037)	(32,250)	(2,304)	(53,454)

End of year	15,881	533,554	12,043	432,416	32,409	656,971

Share of equity investee(2)			9,365	98,770

Minority interest(3)					10,320	111,898

Proved Developed Reserves:
Beginning of year	13,206	332,668	11,382	353,567	7,229	255,126

End of year	11,382	353,567	7,229	255,126	23,548	424,246

Share of equity investee(2)			7,344	84,314

Minority interest(3)					7,900	92,465

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.
(2)	Represents 48% of reserves of Bois d’Arc Energy as of December 31, 2005.
(3)	Represents minority interest in Bois d’Arc Energy.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2005 and 2006:

	2005	2006
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future cash flows	$4,166,682	$5,566,987
Future costs:
Production	(965,568)	(1,354,529)
Development and abandonment	(228,204)	(573,443)
Future income taxes	(924,030)	(771,402)

Future net cash flows	2,048,880	2,867,613
10% discount factor	(935,084)	(1,039,108)

Standardized measure of discounted future net cash flows	$1,113,796	$1,828,505

Share of equity investee(1)	$614,922

Minority interest(2)		$546,199

(1)	Represents 48% of standardized measure of discounted future net cash flows of Bois d’Arc Energy as of December 31, 2005.
(2)	Represents minority interest in Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
	(In thousands)

Standardized Measure, Beginning of Year	$1,197,665	$1,084,122	$1,113,796
Net Change in Sales Price, Net of Production Costs	(128,486)	446,054	(1,343,575)
Development Costs Incurred During the Year Which Were Previously Estimated	68,617	74,825	171,554
Revisions of Quantity Estimates	3,303	(162,627)	(133,395)
Accretion of Discount	170,908	115,192	351,308
Changes in Future Development and Abandonment Costs	(39,611)	(27,137)	(143,791)
Changes in Timing	(164,971)	14,620	(92,906)
Extensions and Discoveries	113,012	69,467	327,893
Purchases of Reserves in Place	62,112	355,272	52,853
Formation of Bois d’Arc Energy(1)	(46,612)	—	—
Conversion of Bois d’Arc Energy to Equity Investee	—	(586,014)	—
Consolidation of Bois d’Arc Energy	—	—	1,282,425
Sales, Net of Production Costs	(209,579)	(252,369)	(404,625)
Net Changes in Income Taxes	57,764	(17,609)	646,968

Standardized Measure, End of Year	$1,084,122	$1,113,796	$1,828,505

Share of Equity Investee(2)		$614,922

Minority Interest(3)			$546,199

(1)	Net change in reserves related to the formation of Bois d’Arc Energy.
(2)	Represents 48% of standardized measure of discounted future net cash flows of Bois d’Arc Energy as of December 31, 2005.
(3)	Represents minority interest in Bois d’Arc Energy.

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

Future cash flows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

The Company’s average year-end prices used in the reserve estimates were as follows:

	2004	2005	2006

Crude Oil (Per Barrel)	$42.17	$49.17	$50.86
Natural Gas (Per Mcf)	$5.86	$8.27	$5.63

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