Form 10-Q
period 2007-03-31
COMSTOCK RESOURCES INC
filed 2007-05-10
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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
Yes ☐          No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of May 10, 2007 was 44,406,995.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For The Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
INTRODUCTORY NOTE
     In the third quarter of 2006, Comstock Resources, Inc. (“Comstock” or the “Company”) acquired additional interests in Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”) and, as a result, began including Bois d’Arc Energy in its financial statements as a consolidated subsidiary. In accordance with generally accepted accounting principles, Comstock has applied consolidation accounting for its ownership in Bois d’Arc Energy retroactively as of January 1, 2006. Revenues and expenses have been adjusted beginning January 1, 2006 to include Bois d’Arc Energy as a consolidated subsidiary. There was no effect on net income as a result of using the consolidation method. A summary of the impact of consolidating Bois d’Arc Energy on the previously reported financial results from the three months ended March 31, 2006 is included in Note 1 to the consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)
ASSETS

Cash and Cash Equivalents	$12,003	$10,715
Accounts Receivable:
Oil and gas sales	61,602	56,328
Joint interest operations	18,833	19,233
Other Current Assets	10,539	12,552

Total current assets	102,977	98,828
Property and Equipment:
Unevaluated oil and gas properties	15,773	13,645
Oil and gas properties, successful efforts method	2,648,525	2,511,782
Other	9,296	8,483
Accumulated depreciation, depletion and amortization	(816,073)	(760,284)

Net property and equipment	1,857,521	1,773,626
Other Assets	5,361	5,671

	$1,965,859	$1,878,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term Debt	$—	$3,250
Accounts Payable	140,217	132,504
Accrued Expenses	6,936	16,107

Total current liabilities	147,153	151,861
Long-term Debt	511,000	455,000
Deferred Income Taxes Payable	323,507	311,236
Reserve for Future Abandonment Costs	58,113	57,116
Minority Interest in Bois d’Arc Energy	228,006	220,349

Total liabilities	1,267,779	1,195,562
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 44,406,995 and 44,395,495 shares outstanding at March 31, 2007 and December 31, 2006, respectively	22,203	22,197
Additional paid-in capital	370,276	367,323
Retained earnings	305,601	293,043

Total stockholders’ equity	698,080	682,563

	$1,965,859	$1,878,125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
Oil and gas sales	$146,029	$131,724
Operating expenses:
Oil and gas operating	27,083	26,295
Exploration	11,133	4,875
Depreciation, depletion and amortization	56,707	30,685
General and administrative, net	9,702	8,135

Total operating expenses	104,625	69,990

Income from operations	41,404	61,734
Other income (expenses):
Interest income	296	237
Other income	130	54
Interest expense	(8,449)	(5,483)
Gain on derivatives	—	8,125

Total other income (expenses)	(8,023)	2,933

Income before income taxes and minority interest	33,381	64,667
Provision for income taxes	(14,824)	(26,299)
Minority interest in earnings of Bois d’Arc Energy	(5,999)	(8,734)

Net income	$12,558	$29,634

Net income per share:
Basic	$0.29	$0.70

Diluted	$0.28	$0.68

Weighted average common and common stock equivalent shares outstanding:
Basic	43,364	42,051

Diluted	44,238	43,429

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

	Common	Common	Additional
	Stock	Stock -	Paid-in	Retained
	(Shares)	Par Value	Capital	Earnings	Total
	(In thousands)
Balance at January 1, 2007	44,395	$22,197	$367,323	$293,043	$682,563
Stock-based compensation	—	—	2,654	—	2,654
Exercise of stock options	12	6	133	—	139
Excess tax benefit from stock-based compensation	—	—	166	—	166
Net income	—	—	—	12,558	12,558

Balance at March 31, 2007	44,407	$22,203	$370,276	$305,601	$698,080

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,558	$29,634
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,437	23,724
Dry hole costs and leasehold impairments	8,250	3,381
Depreciation, depletion and amortization	56,707	30,685
Debt issuance cost amortization	281	315
Stock-based compensation	4,312	3,144
Excess tax benefit from stock-based compensation	(166)	(197)
Minority interest in earnings of Bois d’Arc Energy	5,999	8,734
Gain on derivatives	—	(8,125)
(Increase) decrease in accounts receivable	(4,874)	13,685
(Increase) decrease in other current assets	(1,237)	4,512
Decrease in accounts payable and accrued expenses	(15,521)	(23,953)

Net cash provided by operating activities	78,746	85,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133,727)	(93,369)
Payments to settle derivatives	—	(703)

Net cash used for investing activities	(133,727)	(94,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	58,000	42,000
Principal payments on debt	(2,000)	(35,000)
Proceeds from issuance of common stock	139	117
Excess tax benefit from stock-based compensation	166	197
Debt issuance costs	(36)	—

Net cash provided by financing activities	56,269	7,314

Net increase (decrease) in cash and cash equivalents	1,288	(1,219)
Cash and cash equivalents, beginning of period	10,715	89
Bois d’Arc Energy cash and equivalents as of January 1, 2006	—	12,043

Cash and cash equivalents, end of period	$12,003	$10,913

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
(1) SIGNIFICANT ACCOUNTING POLICIES —
     Basis of Presentation
          In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2007 and the related results of operations and cash flows for the three months ended March 31, 2007 and 2006.
          The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2006.
          The results of operations for the three months ended March 31, 2007 are not necessarily an indication of the results expected for the full year.
          These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.
          In the third quarter of 2006, Comstock purchased additional shares of common stock in Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”) increasing its ownership of Bois d’Arc Energy’s common stock to 32,220,761 shares. As a result, as of September 30, 2006, Comstock has voting control of Bois d’Arc Energy through the combined share ownership of the Company and members of its Board of Directors. Upon obtaining voting control of Bois d’Arc Energy, Comstock began including Bois d’Arc Energy in its financial statements as a consolidated subsidiary. As permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 have been retroactively adjusted to reflect Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006. The inclusion of Bois d’Arc Energy as a consolidated subsidiary in the Company’s financial statements had no impact on the Company’s net income.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following summarizes the impact of retroactively consolidating the results of Bois d’Arc Energy:

	Three Months Ended March 31, 2006
	As
	Previously	Consolidating	As
	Reported	Adjustments	Consolidated
	(In thousands)
Statement of Operations:

Revenues	$69,891	$61,833	$131,724
Operating expenses	(35,385)	(34,605)	(69,990)

Income from operations	34,506	27,228	61,734
Other income (expenses)	3,941	(1,008)	2,933

Income before income taxes, minority interest in earnings and equity in earnings of Bois d’Arc Energy	38,447	26,220	64,667
Provision for income taxes	(16,860)	(9,439)	(26,299)
Minority interest in earnings of Bois d’Arc Energy	—	(8,734)	(8,734)
Equity earnings in earnings of Bois d’Arc Energy	8,047	(8,047)	—

Net income	$29,634	$—	$29,634

	As of March 31, 2006
	As
	Previously	Consolidating	As
	Reported	Adjustments	Consolidated
	(In thousands)
Balance Sheet:

Current assets	$40,236	$39,572	$79,808
Property and equipment, net	739,853	691,436	1,431,289
Investment in Bois d’Arc Energy	260,181	(260,181)	—
Other assets	4,575	720	5,295

Total assets	$1,044,845	$471,547	$1,516,392

Current liabilities	$52,904	$50,992	$103,896
Long-term debt	243,000	76,000	319,000
Deferred income taxes payable	131,162	131,508	262,670
Reserve for future abandonment costs	3,291	35,778	39,069
Minority interest in Bois d’Arc Energy	—	177,269	177,269
Stockholders’ equity	614,488	—	614,488

Total liabilities and stockholders’ equity	$1,044,845	$471,547	$1,516,392

	Three Months Ended March 31, 2006
	As
	Previously	Consolidating	As
	Reported	Adjustments	Consolidated
	(In thousands)
Statement of Cash Flows:
Cash flows provided by operating activities	$52,807	$32,732	$85,539
Cash flows used for investing activities	$(49,890)	$(44,182)	$(94,072)
Cash flows provided by financing activities	$314	$7,000	$7,314
          In connection with the acquisitions of additional common shares of Bois d’Arc Energy in 2006, Comstock allocated the $36.4 million purchase price paid for the shares in excess of its underlying net book value in Bois d’Arc Energy of $18.9 million together with the related deferred income tax liability of $10.1 million to oil and gas properties. This additional amount is being amortized over the productive lives of Bois d’Arc Energy’s oil and gas properties using the unit-of-production method. The pro forma impact of the acquisition of these shares was not material to the Company’s results of operations for the three months ended March 31, 2006.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Asset Retirement Obligations
          Comstock’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Beginning asset retirement obligations	$57,116	$3,206
Bois d’Arc abandonment liability(1)	—	35,034
Accretion expense	881	598
New wells placed on production and changes in estimates	213	238
Liabilities settled	(97)	(7)

Future abandonment liability — end of period	$58,113	$39,069

(1)	Concurrent with including Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006, the asset retirement obligations of Bois d’Arc Energy are included in the Company’s financial statements.
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
          The Company had no derivative financial instruments outstanding for the three months ended March 31, 2007. The fair value of the Company’s derivative contracts held for price risk management at March 31, 2006 was a liability of $2.4 million. Comstock did not designate these instruments as cash flow hedges, and accordingly an unrealized gain on derivatives of $8.8 million was recorded for the three months ended March 31, 2006. The Company realized losses of $0.7 million for the three months ended March 31, 2006 to settle derivative positions.
          Stock-Based Compensation
          Comstock Resources and Bois d’Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2007 and 2006, the Company recognized $4.3 million and $3.1 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants, including $1.7 million and $1.5 million, respectively, attributable to Bois d’Arc Energy’s incentive plan. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $166,000 in the three months ended March 31, 2007.
          The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model. Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility. Comstock Resources did not make any stock option grants during the first quarter ended March 31, 2007. Bois d’Arc Energy granted options to purchase 30,000 shares at an exercise price of $12.88 per share during the three months ended March 31, 2007. The fair value of the options awarded was determined to be $4.92 per option share.
          As of March 31, 2007, total unrecognized compensation cost related to nonvested Comstock stock options of $2.9 million is expected to be recognized over a weighted average period of 3.7 years. As of March 31, 2007, Comstock had 1,033,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $28.46 per share. Total unrecognized compensation cost related to Comstock unvested restricted stock grants of $29.4 million as of March 31, 2007 is expected to be recognized over a period of 3.8 years.
          As of March 31, 2007, total unrecognized compensation cost related to nonvested Bois d’Arc Energy stock options of $9.9 million is expected to be recognized over a weighted average period of 5.0 years. As of March 31, 2007, Bois d’Arc Energy had 1,306,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.97 per share. Total unrecognized compensation cost related to Bois d’Arc Energy unvested restricted stock grants of $7.0 million as of March 31, 2007 is expected to be recognized over a period of 4.0 years.
     Income Taxes
          Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes and minority interest is due to the following:

	Three Months Ended
	March 31,
	2007	2006
Tax at statutory rate	35%	35%
Tax effect of:
Undistributed earnings of Bois d’Arc Energy, not consolidated for federal income tax purposes	6.3%	4.4%
Nondeductible stock-based compensation	2.9%	1.2%
State income taxes, net of federal benefit	0.7%	0.2%
Other	(0.5%)	(0.1%)

Effective tax rate	44.4%	40.7%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following is an analysis of consolidated income tax expense:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Current provision	$2,387	$2,575
Deferred provision	12,437	23,724

Provision for Income Taxes	$14,824	$26,299

          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas, Louisiana, Mississippi and Oklahoma in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2002. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.
     Earnings Per Share
          Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, unvested restricted stock or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options, unvested restricted stock and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, were determined as follows:

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$12,558	43,364	$0.29	$29,634	42,051	$0.70

Diluted Earnings Per Share:
Net Income	$12,558	43,364		$29,634	42,051
Effect of Dilutive Securities:
Stock Grants and Options	(95)	874		(158)	1,378

Net Income Available to Common Stockholders With Assumed Conversions	$12,463	44,238	$0.28	$29,476	43,429	$0.68

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands except per share data)
Weighted average anti-dilutive stock options	231	102
Weighted average exercise price	$32.81	$32.50
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$11,771	$8,686
Income tax payments	$3,910	$3,078
(2) LONG-TERM DEBT —
          At March 31, 2007, long-term debt was comprised of the following:

(In thousands)
Comstock Revolving Bank Credit Facility	$216,000
Bois d’Arc Energy Revolving Bank Credit Facility	120,000
Comstock 6 7/8% Senior Notes due 2012	175,000

$511,000

          Comstock has a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by Comstock and its wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of Comstock’s oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2007, the borrowing base was $400.0 million, $184.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of March 31, 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Bois d’Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks’ estimate of the future net cash flows of Bois d’Arc Energy’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $200.0 million as of March 31, 2007 and was increased to $225.0 million on May 7, 2007. Availability under this credit facility was $80.0 million as of March 31, 2007. The Bois d’Arc Energy credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at Bois d’Arc Energy’s option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of Bois d’Arc Energy and its subsidiaries’ assets, and all of the Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The Bois d’Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. Bois d’Arc Energy was in compliance with these covenants as of March 31, 2007.
(3) COMMITMENTS AND CONTINGENCIES —
          From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations. In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years. The Company has commitments to acquire seismic data totaling $11.0 million through December 2008. As of March 31, 2007, the Company had commitments for contracted drilling services of $77.0 million through September 2008.
(4) CONSOLIDATING FINANCIAL STATEMENTS —
          Comstock Resources, Inc. (“Parent”) has $175.0 million of 6 7/8% senior notes outstanding which are guaranteed by all of the Parent’s wholly-owned subsidiaries. There are no restrictions on the Parent’s ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary’s ability to obtain funds from the Parent or their direct or indirect subsidiaries. The 6 7/8% senior notes are not guaranteed by Bois d’Arc Energy and its subsidiaries (the non-guarantor subsidiaries). The following condensed consolidating balance sheet, statements of operations and statement of cash flows are provided for the Parent, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the Parent accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Balance Sheet:

	As of March 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$561	$11,442	$—	$12,003
Accounts receivable	—	41,512	38,923	—	80,435
Other current assets	1,027	1,813	7,699	—	10,539

Total current assets	1,027	43,886	58,064	—	102,977

Net property and equipment	30,128	972,064	855,329	—	1,857,521
Investment in subsidiaries	657,400	—	—	(657,400)	—
Intercompany receivables	417,936	—	—	(417,936)	—
Other assets	4,490	1	870	—	5,361

Total assets	$1,110,981	$1,015,951	$914,263	$(1,075,336)	$1,965,859

Liabilities and Stockholders’ Equity:
Accounts payable	$13	$84,812	$55,392	$—	$140,217
Accrued expenses	2,358	1,946	2,632	—	6,936

Total current liabilities	2,371	86,758	58,024	—	147,153

Long-term debt	391,000	—	120,000	—	511,000
Intercompany payables	—	417,936	—	(417,936)	—
Deferred income taxes payable	19,530	146,948	157,029	—	323,507
Reserve for future abandonment costs	—	9,044	49,069	—	58,113
Minority interest	—	—	—	228,006	228,006

Total liabilities	412,901	660,686	384,122	(189,930)	1,267,779
Stockholders’ equity	698,080	355,265	530,141	(885,406)	698,080

Total liabilities and stockholders’ equity	$1,110,981	$1,015,951	$914,263	$(1,075,336)	$1,965,859

	As of December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$1,228	$9,487	$—	$10,715
Accounts receivable	—	37,049	38,512	—	75,561
Other current assets	210	3,547	8,795	—	12,552

Total current assets	210	41,824	56,794	—	98,828
Net property and equipment	30,345	915,486	827,795	—	1,773,626
Investment in subsidiaries	636,303	—	—	(636,303)	—
Intercompany receivables	393,395	—	—	(393,395)	—
Other assets	4,757	2	912	—	5,671

Total assets	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

Liabilities and Stockholders’ Equity:
Short-term debt	$—	$—	$3,250	$—	$3,250
Accounts payable	9,687	62,041	60,776	—	132,504
Accrued expenses	—	11,265	4,842	—	16,107

Total current liabilities	9,687	73,306	68,868	—	151,861

Long-term debt	355,000	—	100,000	—	455,000
Intercompany payables	—	393,395	—	(393,395)	—
Deferred income taxes payable	17,760	141,517	151,959	—	311,236
Reserve for future abandonment costs	—	9,052	48,064	—	57,116
Minority interest	—	—	—	220,349	220,349

Total liabilities	382,447	617,270	368,891	(173,046)	1,195,562
Stockholders’ equity	682,563	340,042	516,610	(856,652)	682,563

Total liabilities and stockholders’ equity	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Statement of Operations:

	Three Months Ended March 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$69,847	$76,182	$—	$146,029
Operating expenses:
Oil and gas operating	—	14,055	13,028	—	27,083
Exploration	—	398	10,735	—	11,133
Depreciation, depletion and amortization	926	27,266	28,515	—	56,707
General and administrative, net	8,537	(2,287)	3,452	—	9,702

Total operating expenses	9,463	39,432	55,730	—	104,625

Income from operations	(9,463)	30,415	20,452	—	41,404
Other income (expenses):
Interest income	—	191	105	—	296
Other income	—	38	92	—	130
Interest expense	(6,284)	(1)	(2,164)	—	(8,449)
Intercompany interest income (expense)	7,060	(7,060)	—	—	—

Total other income (expenses)	776	(6,832)	(1,967)	—	(8,023)

Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(8,687)	23,583	18,485	—	33,381
(Provision for) benefit from income taxes	148	(8,360)	(6,612)	—	(14,824)
Minority interest in earnings of Bois d’Arc Energy	—	—	—	(5,999)	(5,999)
Equity in earnings of subsidiaries	21,097	—	—	(21,097)	—

Net income	$12,558	$15,223	$11,873	$(27,096)	$12,558

	Three Months Ended March 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$69,891	$61,833	$—	$131,724
Operating expenses:
Oil and gas operating	—	13,855	12,440	—	26,295
Exploration	—	344	4,531	—	4,875
Depreciation, depletion and amortization	57	16,235	14,393	—	30,685
General and administrative, net	6,292	(1,398)	3,241	—	8,135

Total operating expenses	6,349	29,036	34,605	—	69,990

Income from operations	(6,349)	40,855	27,228	—	61,734
Other income (expenses):
Interest income	—	168	69	—	237
Other income	—	54	—	—	54
Interest expense	(4,526)	120	(1,077)	—	(5,483)
Gain on derivatives	—	8,125	—	—	8,125
Intercompany interest income (expense)	5,598	(5,598)	—	—	—

Total other income (expenses)	1,072	2,869	(1,008)	—	2,933

Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(5,277)	43,724	26,220	—	64,667
Provision for income taxes	(1,526)	(15,334)	(9,439)	—	(26,299)
Minority interest in earnings of Bois d’Arc Energy	—	—	—	(8,734)	(8,734)
Equity in earnings of subsidiaries	36,437	—	—	(36,437)	—

Net income	$29,634	$28,390	$16,781	$(45,171)	$29,634

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Statement of Cash Flows:

	Three Months Ended March 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(11,119)	$58,408	$31,457	$—	$78,746

Cash Flows From Investing Activities:
Capital expenditures	(645)	(83,616)	(49,466)	—	(133,727)

Net Cash Used for Investing Activities	(645)	(83,616)	(49,466)	—	(133,727)

Cash Flows From Financing Activities:
Borrowings	36,000	—	22,000	—	58,000
Principal payments on debt	—	—	(2,000)	—	(2,000)
Advances to (from) parent	(24,541)	24,541	—	—	—
Proceeds from issuance of common stock	139	—	—	—	139
Excess tax benefit from stock-based compensation	166	—	—	—	166
Other	—	—	(36)	—	(36)

Net Cash Provided by Financing Activities	11,764	24,541	19,964	—	56,269

Net increase in cash and cash equivalents	—	(667)	1,955	—	1,288
Cash and cash equivalents, beginning of period	—	1,228	9,487	—	10,715

Cash and cash equivalents, end of period	$—	$561	$11,442	$—	$12,003

	Three Months Ended March 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(6,147)	$58,935	$32,751	$—	$85,539

Cash Flows From Investing Activities:
Capital expenditures	(64)	(49,104)	(44,201)	—	(93,369)
Payments to settle derivatives	—	(703)	—	—	(703)

Net Cash Used for Investing Activities	(64)	(49,807)	(44,201)	—	(94,072)

Cash Flows From Financing Activities:
Borrowings	—	—	42,000	—	42,000
Advances to (from) parent	5,897	(5,897)	—	—	—
Principal payments on debt	—	—	(35,000)	—	(35,000)
Proceeds from issuance of common stock	117	—	—	—	117
Excess tax benefit from stock-based compensation	197	—	—	—	197

Net Cash Provided by Financing Activities	6,211	(5,897)	7,000	—	7,314

Net increase in cash and cash equivalents	—	3,231	(4,450)	—	(1,219)
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d’Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043

Cash and cash equivalents, end of period	$—	$3,320	$7,593	$—	$10,913

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2007, and the related consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, the consolidated statement of stockholders’ equity for the three months ended March 31, 2007, and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Dallas, Texas
May 10, 2007

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2006.
Results of Operations
     Effective January 1, 2006 we are including Bois d’Arc Energy in our financial statements as a consolidated subsidiary. The following table reflects certain summary operating data for our onshore operations and for Bois d’Arc Energy for the periods presented:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Bois d’Arc			Bois d’Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	251	368	619	228	317	545
Natural Gas (Mmcf)	8,635	7,701	16,336	7,369	5,065	12,434
Natural Gas equivalent (Mmcfe)	10,140	9,909	20,049	8,740	6,968	15,708

Revenues:
Oil sales	$12,054	$21,468	$33,522	$12,265	$19,337	$31,602
Gas sales	57,793	54,714	112,507	57,626	42,496	100,122

Total oil and gas sales	$69,847	$76,182	$146,029	$69,891	$61,833	$131,724

Expenses:
Oil and gas operating expenses(1)	$14,055	$13,028	$27,083	$13,855	$12,440	$26,295
Exploration expense	$398	$10,735	$11,133	$344	$4,531	$4,875
Depreciation, depletion and amortization	$27,360	$28,515	$56,707	$16,292	$14,393	$30,685

Average Sales Price:
Oil (per Bbl)	$48.03	$58.33	$54.15	$53.69	$60.95	$57.91
Natural gas (per Mcf)	$6.69	$7.10	$6.89	$7.82	$8.39	$8.05
Average equivalent (Mcfe)	$6.89	$7.69	$7.28	$8.00	$8.87	$8.39

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.39	$1.31	$1.35	$1.59	$1.79	$1.67
Depreciation, depletion and amortization(2)	$2.69	$2.86	$2.82	$1.86	$2.05	$1.94

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, deletion and amortization of oil and gas properties only.
Revenues –
     Our oil and gas sales in the first three months of 2007 of $146.0 million increased $14.3 million (11%) over our sales of $131.7 million in the first quarter of 2006. The growth in sales resulted from our higher production in the first quarter offset in part by lower oil and natural gas prices. Production in the first quarter of 2007 increased 28% to 20.0 Bcfe as compared to production of 15.7 Bcfe in the first quarter of 2006. Our average realized natural gas price of $6.89 per Mcf in the first three months of 2007 was $1.16 or 14% below our average natural gas price of $8.05 per Mcf for the three months ended March 31, 2006. Realized oil prices in the first quarter of 2007 averaged $54.15 per barrel, 6% lower than the $57.91 per barrel realized in the first quarter of 2006.

     Oil and gas sales from our onshore properties decreased $0.1 million to $69.8 million for the three months ended March 31, 2007 from $69.9 million for the first quarter of 2006. Our onshore production in the first quarter of 2007 increased by 16% to 10.1 Bcfe from production in the first quarter of 2006 of 8.7 Bcfe. The production increase was attributable to our development drilling activity. Our average onshore realized crude oil price decreased by 11% and our average onshore realized natural gas price decreased by 14% in the first quarter of 2007 as compared to the first quarter of 2006. Oil and gas sales from Bois d’Arc Energy’s operations for the first quarter of 2007 of $76.2 million increased $14.3 million or 23% compared with the first quarter of 2006. Bois d’Arc Energy’s production of 9.9 Bcfe in the first quarter of 2007 increased by 42% from the production in the first quarter of 2006 of 7.0 Bcfe. The increase was due to production from new wells and the return to production of certain properties which were shut-in following the 2005 hurricanes. Bois d’Arc Energy’s average oil price decreased by 4% and Bois d’Arc Energy’s average natural gas price decreased by 15% in the first quarter of 2007 as compared to the first quarter of 2006.
Costs and Expenses -
     Our oil and gas operating expenses, including production taxes, increased $0.8 million (3%) to $27.1 million in the first quarter of 2007 from $26.3 million in the first quarter of 2006. Oil and gas operating expenses from our onshore operations increased $0.2 million (1%) to $14.1 million from $13.9 million in the first quarter of 2006 with the higher production level in 2007. Oil and gas operating expenses per equivalent Mcf produced for our onshore operations decreased $0.20 (13%) to $1.39 in the first quarter of 2007 from $1.59 in the first quarter of 2006 due to the fixed nature of our operating costs. Bois d’Arc Energy’s oil and gas operating costs for the first quarter of 2007 of $13.0 million increased $0.6 million (5%) from $12.4 million in the first quarter of 2006. Oil and gas operating expenses per equivalent Mcf produced for Bois d’Arc Energy operations decreased $0.48 (27%) to $1.31 in the first quarter of 2007 from $1.79 in the first quarter of 2006. The decrease is due to the fixed nature of a substantial portion of Bois d’Arc Energy’s lifting costs and lower repair and maintenance costs in 2007. Operating expenses in 2006 included $1.9 million in repair costs related to the 2005 hurricanes.
     In the first quarter of 2007, we had $11.1 million of exploration expense as compared to $4.9 million in the first quarter of 2006. The provision in the first quarter of 2007 primarily related to two offshore exploratory dry holes and seismic costs incurred by Bois d’Arc Energy.
     Depreciation, depletion and amortization (“DD&A”) increased $26.0 million (85%) to $56.7 million in the first quarter of 2007 from DD&A expense of $30.7 million in the first quarter of 2006. DD&A for our onshore properties increased $11.0 million to $27.3 million for the three months ended March 31, 2007 from $16.3 million in the first quarter of 2006 due to higher production and an increase in our onshore average DD&A rate. Our onshore DD&A per equivalent Mcf produced increased by $0.83 to $2.69 for the three months ended March 31, 2007 from $1.86 for the three months ended March 31, 2007. This increased rate was primarily attributable to the higher capitalized costs associated with our drilling program and an acquisition completed in 2006. DD&A related to Bois d’Arc Energy for the first quarter of 2007 increased $14.1 million due primarily to the higher production level and a higher amortization rate. The DD&A rate per Mcfe produced for Bois d’Arc Energy operations in the first quarter of 2007 increased $0.81 per Mcfe to $2.86 per Mcfe from $2.05 in the first quarter of 2006 due to higher capitalized costs related to Bois d’Arc Energy’s exploration program which reflect the increased costs for drilling and construction services in the Gulf of Mexico after the 2005 hurricanes.
     General and administrative expenses, which are reported net of overhead reimbursements, increased by $1.6 million to $9.7 million for the first quarter of 2007 as compared to general and administrative expenses of $8.1 million for the first quarter of 2006. The increase was primarily due to increased stock-based compensation of $1.3 million included in 2007’s general and administrative expenses.
     Interest expense increased $3.0 million (54%) to $8.5 million for the first quarter of 2007 from interest expense of $5.5 million in the first quarter of 2006. The increase was primarily due increased borrowings under our bank credit facilities during the first quarter of 2007 and higher interest rates. The average borrowings outstanding increased to $305.3 million during the first quarter of 2007 as compared to $136.5 million in the first quarter of 2006. The average interest rate we were charged on the outstanding borrowings under our credit facilities increased to 6.6% in the first quarter of 2007 as compared to 5.8% in the first quarter of 2006.

     We did not designate our derivatives we utilized as part of our price risk management program as cash flow hedges in 2006 and accordingly, we recognized a gain for the change in the fair value of these liabilities in 2006. The fair value of our liability for these derivatives decreased during the three months ended March 31, 2006 resulting in a gain of $8.1 million. We had no outstanding derivatives during the three months ended March 31, 2007.
     Income tax expense decreased $11.5 million (44%) to $14.8 million in the three months ended March 31, 2007 from income tax expense of $26.3 million in the first three months of 2006. The decrease was mainly due to lower operating income in the first quarter of 2007.
     Minority interest in earnings of Bois d’Arc Energy of $6.0 million for the three months ended March 31, 2007 decreased $2.7 million (31%) from the minority interest in earnings of $8.7 million for the comparable period in 2006 primarily due to Bois d’Arc Energy’s lower net income for the three months ended March 31, 2007.
     We reported net income of $12.6 million for the three months ended March 31, 2007, as compared to $29.6 million for the three months ended March 31, 2006. The net income per share for the first quarter of 2007 was $0.28 on weighted average diluted shares outstanding of 44.2 million as compared to $0.68 for the first quarter of 2006 on weighted average diluted shares outstanding of 43.4 million.
  Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2007, our primary sources of funds were net cash flow from operations of $78.7 million and net borrowings under our credit facilities of $56.0 million. Our net cash flow from operating activities decreased $6.8 million (8%) in the first quarter of 2007 from $85.5 million for the three months ended March 31, 2006. This decrease is primarily the result of working capital changes in the first quarter of 2007. Excluding changes in non-cash working capital accounts, our cash flow from operating activities increased $9.0 million to $100.5 million as compared to $91.5 million in the first quarter of 2006 due to the higher revenues we had in 2007.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2007, we incurred capital expenditures of $147.0 million primarily for our acquisition, development and exploration activities.
     The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Bois d’Arc			Bois d’Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands)
Leasehold costs	$3,614	$763	$4,377	$2,051	$978	$3,029
Development drilling	76,393	8,291	84,684	38,407	11,823	50,230
Exploratory drilling	2,697	30,037	32,734	75	26,312	26,387
Other development	1,547	23,662	25,209	8,624	7,344	15,968

	84,251	62,753	147,004	49,157	46,457	95,614
Other	643	143	786	30	3	33

	$84,894	$62,896	$147,790	$49,187	$46,460	$95,647

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for seismic data acquisitions. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2007 we have contracted for the services of onshore drilling rigs through September 2008 at an aggregate cost of $59.0 million. As of March 31, 2007 Bois d’Arc Energy has commitments for the services of contracted offshore drilling services at an aggregate cost of $18.0 million through July 2007 and to acquire seismic data totaling $11.0 million through December 2008.
     We spent $84.3 million and $49.2 million on our onshore development and exploration activities in the three months ended March 31, 2007 and 2006, respectively. We expect to spend approximately $278.0 million for onshore development and exploration projects in 2007. Bois d’Arc Energy spent $62.8 million and $46.5 million on offshore development and exploration activities in the three months ended March 31, 2007 and 2006, respectively, and expects to spend $200.0 million for offshore development and exploration projects in 2007. Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facilities.
     We do not have a specific acquisition budget for 2007 since the timing and size of acquisitions are not predictable. We intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance significant acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.
     We have a $600.0 million bank credit facility with the Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on December 15, 2011. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. As of March 31, 2007 the borrowing base was $400.0 million, $184.0 million of which was available. Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries’ oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%. A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of March 31, 2007. We also have $175.0 million of 6 7/8% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1. The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.
     Bois d’Arc Energy has a bank credit facility with the Bank of Nova Scotia and several other banks. The credit facility matures on May 11, 2009. Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks’ estimates of the future net cash flows of Bois d’Arc Energy’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base of $200.0 million as of March 31, 2007 was increased to $225.0 million on May 7, 2007. Availability under the borrowing base was $80.0 million as of March 31, 2007. Indebtedness under the credit facility is secured by substantially all of Bois d’Arc Energy and its subsidiaries’ assets, and all of Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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
Critical Accounting Policies
     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.
     Effective January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting and disclosures for uncertainty in income tax positions, as defined. The adoption of FIN 48 had no impact on the amounts recorded by us related to uncertain tax positions.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.6 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $16.0 million.
Interest Rates
     At March 31, 2007, we had total long-term debt of $511.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. We had $336.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2007, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2007 by approximately $0.8 million.

ITEM 4: CONTROLS AND PROCEDURES
     As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the first quarter of 2007 we implemented a new information technology system used for accounting and financial reporting. The Company has performed a variety of reconciliations and has implemented processes intended to ensure that financial data has been correctly reflected in our financial statements in connection with this change. We expect these systems to improve our control environment by automating and standardizing manual processes. There were no other changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 3, 2007.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class A directors and such nominees were elected.

(c)	Out of a total 44,406,995 shares of our common stock outstanding and entitle to vote, 37,151,666 shares were present at the meeting in person or by proxy, representing approximately 84% of the outstanding shares. Matters voted upon at the meeting were as follows:
(i)	Two Class A directors were reelected to our board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
Cecil E. Martin	34,181,824	2,969,842

Nancy E. Underwood	36,815,478	336,188
          Our other directors whose term of office as a director continued after the meeting are as follows:

Class B Directors	Class C Directors
M. Jay Allison	Roland O. Burns

David W. Sledge	David K. Lockett
(ii)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007 was ratified by a vote of 37,091,612 shares for, 51,119 shares against and 8,935 shares abstaining.
ITEM 6: EXHIBITS

Exhibit No.	Description
15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: May 10, 2007	/s/ M. JAY ALLISON

M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 10, 2007	/s/ ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)