Form 10-Q
period 2007-06-30
COMSTOCK RESOURCES INC
filed 2007-08-09
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Yes☑	No ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer☑	Accelerated filer ☐	Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

      The number of shares outstanding of the registrant's common stock, par value $.50, as of August 9, 2007 was 44,406,995.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2007

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2007 and December 31, 2006	4
Consolidated Statements of Operations - Three months and six months ended June 30, 2007 and 2006	5
Consolidated Statement of Stockholders' Equity - Six months ended June 30, 2007	6
Consolidated Statements of Cash Flows - Six months ended June 30, 2007 and 2006	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	28

PART II. Other Information

Item 6. Exhibits	29

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTORY NOTE

In the third quarter of 2006, Comstock Resources, Inc. ("Comstock" or the "Company") acquired additional interests in Bois d'Arc Energy, Inc. ("Bois d'Arc Energy") and, as a result, began including Bois d'Arc Energy in its financial statements as a consolidated subsidiary.  In accordance with generally accepted accounting principles, Comstock has applied consolidation accounting for its ownership in Bois d'Arc Energy retroactively as of January 1, 2006.  Revenues and expenses have been adjusted beginning January 1, 2006 to include Bois d'Arc Energy as a consolidated subsidiary.  There was no effect on net income as a result of using the consolidation method.  A summary of the impact of consolidating Bois d'Arc Energy on the previously reported financial results for the three and six months ended June 30, 2006 is included in Note 1 to the consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)

ASSETS

Cash and Cash Equivalents	$48,882	$10,715
Accounts Receivable:
Oil and gas sales	68,011	56,328
Joint interest operations	22,963	19,233
Other Current Assets	19,630	12,552
Total current assets	159,486	98,828
Property and Equipment:
Unevaluated oil and gas properties	13,009	13,645
Oil and gas properties, successful efforts method	2,809,677	2,511,782
Other property and equipment	9,423	8,483
Accumulated depreciation, depletion and amortization	(874,933)	(760,284)
Net property and equipment	1,957,176	1,773,626
Other Assets	4,979	5,671
	$2,121,641	$1,878,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term Debt	$7,764	$3,250
Accounts Payable	151,812	132,504
Accrued Expenses	10,714	16,107
Total current liabilities	170,290	151,861
Long-term Debt	594,000	455,000
Deferred Income Taxes Payable	339,554	311,236
Reserve for Future Abandonment Costs	59,605	57,116
Minority Interest in Bois d'Arc Energy	238,855	220,349
Total liabilities	1,402,304	1,195,562
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 44,406,995 and 44,395,495 shares outstanding at June 30, 2007 and December 31, 2006, respectively	22,203	22,197
Additional paid-in capital	373,316	367,323
Retained earnings	323,818	293,043
Total stockholders' equity	719,337	682,563
	$2,121,641	$1,878,125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Oil and gas sales	$174,206	$124,178	$320,235	$255,902
Operating expenses:
Oil and gas operating	30,180	25,021	57,263	51,316
Exploration	19,866	3,718	30,999	8,593
Depreciation, depletion and amortization	59,760	33,063	116,467	63,748
Impairment	—	8,780	—	8,780
General and administrative, net	8,162	7,233	17,864	15,368
Total operating expenses	117,968	77,815	222,593	147,805

Income from operations	56,238	46,363	97,642	108,097
Other income (expenses):
Interest income	335	229	631	466
Other income	221	375	351	429
Interest expense	(10,206)	(6,106)	(18,655)	(11,589)
Gain on derivatives	—	1,303	—	9,428
Total other income (expenses)	(9,650)	(4,199)	(17,673)	(1,266)

Income before income taxes and minority interest	46,588	42,164	79,969	106,831
Provision for income taxes	(19,561)	(18,886)	(34,385)	(45,185)
Minority interest in earnings of Bois d'Arc Energy	(8,810)	(7,695)	(14,809)	(16,429)
Net income	$18,217	$15,583	$30,775	$45,217

Net income per share:
Basic	$0.42	$0.37	$0.71	$1.07
Diluted	$0.41	$0.35	$0.69	$1.03

Weighted average common and common stock equivalent shares outstanding:
Basic	43,374	42,077	43,369	42,070
Diluted	44,361	43,521	44,300	43,481

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

	Common Stock (Shares)	Common Stock - Par Value	Additional Paid-in Capital	Retained Earnings	Total

	(In thousands)

Balance at January 1, 2007	$44,395	$22,197	$367,323	$293,043	$682,563
Exercise of stock options	12	6	133	—	139
Stock-based compensation	—	—	5,260	—	5,260
Excess tax benefit from stock-based
compensation	—	—	600	—	600
Net income	—	—	—	30,775	30,775
Balance at June 30, 2007	$44,407	$22,203	$373,316	$323,818	$719,337

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,775	$45,217
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	28,694	40,015
Dry hole costs and leasehold impairments	27,803	6,629
Depreciation, depletion and amortization	116,467	63,748
Impairment	—	8,780
Debt issuance cost amortization	563	579
Stock-based compensation	8,630	6,492
Excess tax benefit from stock-based compensation	(600)	(922)
Minority interest in earnings of Bois d'Arc Energy	14,809	16,429
Gain on derivatives	—	(9,428)
(Increase) decrease in accounts receivable	(15,413)	13,140
Increase in other current assets	(2,564)	(949)
Increase (decrease) in accounts payable and accrued expenses	18,389	(13,666)
Net cash provided by operating activities	227,553	176,064

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(329,345)	(203,026)
Payments to settle derivatives	—	(703)
Net cash used for investing activities	(329,345)	(203,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	146,000	60,000
Principal payments on debt	(7,000)	(39,000)
Proceeds from issuance of common stock	448	1,742
Excess tax benefit from stock-based compensation	600	922
Debt issuance costs	(89)	(100)
Net cash provided by financing activities	139,959	23,564

Net increase (decrease) in cash and cash equivalents	38,167	(4,101)
Cash and cash equivalents, beginning of period	10,715	89
Bois d'Arc Energy cash and equivalents as of January 1, 2006	—	12,043
Cash and cash equivalents, end of period	$48,882	$8,031

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of June 30, 2007 and the related results of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the six months ended June 30, 2007 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.

In the third quarter of 2006, Comstock purchased additional shares of common stock in Bois d'Arc Energy, Inc. ("Bois d'Arc Energy") increasing its ownership of Bois d'Arc Energy's common stock to 32,220,761 shares.  As of June 30, 2007 Comstock owns 32,224,661 shares.  As a result, as of September 30, 2006, Comstock has voting control of Bois d'Arc Energy through the combined share ownership of the Company and members of its Board of Directors.  Upon obtaining voting control of Bois d'Arc Energy, Comstock began including Bois d'Arc Energy in its financial statements as a consolidated subsidiary.  As permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 have been retroactively adjusted to reflect Bois d'Arc Energy as a consolidated subsidiary as of January 1, 2006.  The inclusion of Bois d'Arc Energy as a consolidated subsidiary in the Company's financial statements had no impact on the Company's net income.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following summarizes the impact of retroactively consolidating the results of Bois d'Arc Energy:

	As of June 30, 2006
Balance Sheet:	As Previously Reported	Consolidating Adjustments	As Consolidated
	(In thousands)

Current assets	$40,723	$51,450	$92,173
Property and equipment, net	758,707	741,164	1,499,871
Investment in Bois d'Arc Energy	267,269	(267,269)	—
Other assets	4,340	703	5,043
Total assets	$1,071,039	$526,048	$1,597,087

Current liabilities	$51,086	$73,196	$124,282
Long-term debt	243,000	90,000	333,000
Deferred income taxes payable	139,383	138,344	277,727
Reserve for future abandonment costs	3,357	37,988	41,345
Minority interest in Bois d'Arc Energy	—	186,520	186,520
Stockholders' equity	634,213	—	634,213
Total liabilities and stockholders' equity	$1,071,039	$526,048	$1,597,087

	Three Months Ended June 30, 2006
Statement of Operations:	As Previously Reported	Consolidating Adjustments	As Consolidated
	(In thousands)

Revenues	$64,571	$59,607	$124,178
Operating expenses	(42,294)	(35,521)	(77,815)
Income from operations	22,277	24,086	46,363
Other income (expenses)	(3,014)	(1,185)	(4,199)
Income before income taxes, minority interest in
earnings and equity in earnings of Bois d'Arc Energy	19,263	22,901	42,164
Provision for income taxes	(10,768)	(8,118)	(18,886)
Minority interest in earnings of Bois d'Arc Energy	—	(7,695)	(7,695)
Equity earnings in earnings of Bois d'Arc Energy	7,088	(7,088)	—
Net income	$15,583	$—	$15,583

	Six Months Ended June 30, 2006
Statement of Operations:	As Previously Reported	Consolidating Adjustments	As Consolidated
	(In thousands)

Revenues	$134,462	$121,440	$255,902
Operating expenses	(77,679)	(70,126)	(147,805)
Income from operations	56,783	51,314	108,097
Other income (expenses)	927	(2,193)	(1,266)
Income before income taxes, minority interest in
earnings and equity in earnings of Bois d'Arc Energy	57,710	49,121	106,831
Provision for income taxes	(27,628)	(17,557)	(45,185)
Minority interest in earnings of Bois d'Arc Energy	—	(16,429)	(16,429)
Equity earnings in earnings of Bois d'Arc Energy	15,135	(15,135)	—
Net income	$45,217	$—	$45,217

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2006
Statement of Cash Flows:	As Previously Reported	Consolidating Adjustments	As Consolidated
	(In thousands)

Cash flows provided by operating activities	$92,037	$84,027	$176,064
Cash flows used for investing activities	$(94,119)	$(109,610)	$(203,729)
Cash flows provided by financing activities	$2,664	$20,900	$23,564

In connection with its acquisitions of additional common shares of Bois d'Arc Energy, Comstock allocated the $36.5 million purchase price paid for the shares in excess of its underlying net book value in Bois d'Arc Energy of $19.0 million together with the related deferred income tax liability of $10.1 million to oil and gas properties.  This additional amount is being amortized over the productive lives of Bois d'Arc Energy's oil and gas properties using the unit-of-production method.  The pro forma impact of the acquisition of these shares was not material to the Company's results of operations for the six months ended June 30, 2006.

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Beginning asset retirement obligations	$57,116	$3,206
Bois d'Arc abandonment liability(1)	—	35,034
Accretion expense	1,780	1,203
New wells placed on production and changes in estimates	807	1,923
Liabilities settled	(98)	(21)
Future abandonment liability — end of period	$59,605	$41,345

(1)
Concurrent with including Bois d'Arc Energy as a consolidated subsidiary as of January 1, 2006, the asset retirement obligations of Bois d'Arc Energy are included in the Company's financial statements.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company had no derivative financial instruments outstanding during the three months and six months ended June 30, 2007.  The fair value of the Company's derivative contracts held for price risk management at June 30, 2006 was a liability of $1.1 million.  Comstock did not designate these instruments as cash flow hedges, and accordingly unrealized gains on derivatives of $1.3 million and $10.1 million were recorded for the three months and six months ended June 30, 2006.  The Company realized losses of $0.7 million for the six months ended June 30, 2006 to settle derivative positions.

       Stock-Based Compensation

Comstock Resources, Inc. and Bois d'Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors.

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended June 30, 2007 and 2006, the Company recognized $4.3 million and $3.3 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants, including $1.7 million and $1.6 million, respectively, attributable to Bois d'Arc Energy's incentive plan.  Stock based compensation expense for the six months ended June 30, 2007 and 2006 was $8.6 million and $6.5 million, respectively which includes $3.4 million and $3.0 million, respectively, attributable to Bois d'Arc Energy's incentive plan.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the six months ended June 30, 2007 and 2006 was $0.6 million and $0.9 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  During the six months ended June 30, 2007, Comstock granted options to purchase 40,000 shares at an exercise price of $29.49 per share.  The fair value of the Comstock options awarded was determined to be $10.32 per share.  Assumptions used to value these Comstock stock options included expected volatility of 36.1%, expected lives of 3.9 years, a risk-free interest rate of 4.9% and an expected dividend yield of zero.  Bois d'Arc Energy granted options to purchase 258,500 shares at a weighted average exercise price of $16.24 per share during the six months ended June 30, 2007.  The fair value of the Bois d'Arc Energy options awarded was determined to be $6.17 per option share.  Assumptions used to value the Bois d'Arc Energy stock options included expected volatility of 36.4%, expected lives of 4.5 years, a risk free interest rate of 4.9% and a dividend yield of zero.  As of June 30, 2007, total unrecognized compensation cost related to nonvested Comstock stock options of $2.9 million is expected to be recognized over a period of 3.5 years.  As of June 30, 2007, total unrecognized compensation cost related to nonvested Bois d'Arc Energy stock options of $10.4 million is expected to be recognized over a period of 5.4 years.

As of June 30, 2007, Comstock had 1,033,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $28.46 per share.  Total unrecognized compensation cost related to Comstock unvested restricted stock grants of $20.1 million as of June 30, 2007 is expected to be recognized over a period of 3.5 years.  As of June 30, 2007, Bois d'Arc Energy had 1,301,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.93 per share.  Total unrecognized compensation cost related to Bois d'Arc Energy unvested restricted stock grants of $6.2 million as of June 30, 2007 is expected to be recognized over a period of 3.8 years.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes and minority interest is due to the following:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Tax at statutory rate	35.0%		35.0%		35.0%		35.0%
Tax effect of:
Undistributed earnings of Bois d'Arc Energy, not consolidated for federal income tax purposes	6.5%		5.9%		6.3%		5.0%
Nondeductible stock-based compensation	1.5%		1.9%		2.1%		1.5%
Changes due to tax law changes	(1.7%	)	2.6%		(1.0%	)	1.0%
State income taxes, net of federal benefit	1.0%		0.3%		0.9%		0.2%
Other	(0.3%	)	(0.9%	)	(0.3%	)	(0.4%	)
Effective tax rate	42.0%		44.8%		43.0%		42.3%

The following is an analysis of consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Current provision	$3,304	$2,595	$5,691	$5,170
Deferred provision	16,257	16,291	28,694	40,015
Provision for Income Taxes	$19,561	$18,886	$34,385	$45,185

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions.  The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions.  The Company has identified its federal income tax return and its state income tax returns in Texas, Louisiana, Mississippi and Oklahoma in which it operates as "major" tax jurisdictions.  The Company's federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination.  The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004.  The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit.  Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48.  Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and six months ended June 30, 2007 and 2006, respectively, were determined as follows:

	Three Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$18,217	43,374	$0.42	$15,583	42,077	$0.37

Diluted Earnings Per Share:
Net Income	$18,217	43,374		$15,583	42,077
Effect of Dilutive Securities:
Stock Grants and Options	(160)	987		(147)	1,444

Net Income Available to Common
Stockholders With Assumed Conversions	$18,057	44,361	$0.41	$15,436	43,521	$0.35

	Six Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$30,775	43,369	$0.71	$45,217	42,070	$1.07

Diluted Earnings Per Share:
Net Income	$30,775	43,369		$45,217	42,070
Effect of Dilutive Securities:
Stock Grants and Options	(255)	931		(305)	1,411

Net Income Available to Common
Stockholders With Assumed Conversions	$30,520	44,300	$0.69	$44,912	43,481	$1.03

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands except per share data)

Weighted average anti-dilutive stock options	256	114	244	103
Weighted average exercise price	$32.48	$32.49	$32.64	$32.49

Supplementary Information With Respect to the Consolidated Statements of Cash Flows –

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$18,644	$11,517
Income tax payments	$7,087	$6,606

(2)  LONG-TERM DEBT  –

At June 30, 2007, long-term debt was comprised of the following:

(In thousands)
Comstock Revolving Bank Credit Facility	$294,000
Bois d'Arc Energy Revolving Bank Credit Facility	125,000
Comstock 6⅞% Senior Notes due 2012	175,000
$594,000

Comstock has a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of June 30, 2007, the borrowing base was $400.0 million, $106.0 million of which was available.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%.  A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of June 30, 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Bois d'Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimate of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $225.0 million as of June 30, 2007.  Availability under this credit facility was $100.0 million as of June 30, 2007.  The Bois d'Arc Energy credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at Bois d'Arc Energy's option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The Bois d'Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  Bois d'Arc Energy was in compliance with these covenants as of June 30, 2007.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years.  The Company has commitments to acquire seismic data totaling $11.0 million through December 2008.  As of June 30, 2007, the Company had commitments for contracted drilling services of $39.8 million through September 2008.

(4)  ACQUISITION OF OIL AND GAS PROPERTIES –

In June 2007, Comstock completed an acquisition of additional working interests in the Javelina field in Hildalgo County in South Texas for $32.0 million.  Comstock estimates that the additional interests acquired have proved reserves of approximately 10.6 billion cubic feet ("Bcf") of natural gas.  The transaction was funded with borrowings under Comstock's bank credit facility, and the pro forma impact of the transaction was not material to the Company's historical results of operations.

(5)  CONSOLIDATING FINANCIAL STATEMENTS –

Comstock Resources, Inc. ("Parent") has $175.0 million of 6⅞% senior notes outstanding which are guaranteed by all of the Parent's wholly-owned subsidiaries.  There are no restrictions on the Parent's ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary's ability to obtain funds from the Parent or their direct or indirect subsidiaries.  The 6⅞% senior notes are not guaranteed by Bois d'Arc Energy and its subsidiaries (the non-guarantor subsidiaries).  The following condensed consolidating balance sheet, statements of operations and statement of cash flows are provided for the Parent, all guarantor subsidiaries and all non-guarantor subsidiaries.  The information has been presented as if the Parent accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet:	As of June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$27,167	$21,715	$—	$48,882
Accounts receivable	—	47,896	43,078	—	90,974
Other current assets	768	2,932	15,930	—	19,630
Total current assets	768	77,995	80,723	—	159,486

Net property and equipment	29,341	1,058,367	869,468	—	1,957,176
Investment in subsidiaries	712,161	—	—	(712,161)	—
Intercompany receivables	469,698	—	—	(469,698)	—
Other assets	4,317	—	662	—	4,979
Total assets	$1,216,285	$1,136,362	$950,853	$(1,181,859)	$2,121,641

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$7,764	$—	$7,764
Accounts payable	19	98,951	52,842	—	151,812
Accrued expenses	6,305	3,168	1,241	—	10,714
Total current liabilities	6,324	102,119	61,847	—	170,290

Long-term debt	469,000	—	125,000	—	594,000
Intercompany payables	—	469,698	—	(469,698)	—
Deferred income taxes payable	21,624	153,697	164,233	—	339,554
Reserve for future abandonment costs	—	9,474	50,131	—	59,605
Minority interest	—	—	—	238,855	238,855
Total liabilities	496,948	734,988	401,211	(230,843)	1,402,304
Stockholders' equity	719,337	401,374	549,642	(951,016)	719,337
Total liabilities and stockholders' equity	$1,216,285	$1,136,362	$950,853	$(1,181,859)	$2,121,641

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	As of December 31, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$1,228	$9,487	$—	$10,715
Accounts receivable	—	37,049	38,512	—	75,561
Other current assets	210	3,547	8,795	—	12,552
Total current assets	210	41,824	56,794	—	98,828

Net property and equipment	30,345	915,486	827,795	—	1,773,626
Investment in subsidiaries	654,840	—	—	(654,840)	—
Intercompany receivables	374,858	—	—	(374,858)	—
Other assets	4,757	2	912	—	5,671
Total assets	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$3,250	$—	$3,250
Accounts payable	9,687	62,041	60,776	—	132,504
Accrued expenses	—	11,265	4,842	—	16,107
Total current liabilities	9,687	73,306	68,868	—	151,861

Long-term debt	355,000	—	100,000	—	455,000
Intercompany payables	—	374,858	—	(374,858)	—
Deferred income taxes payable	17,760	141,517	151,959	—	311,236
Reserve for future abandonment costs	—	9,052	48,064	—	57,116
Minority interest	—	—	—	220,349	220,349
Total liabilities	382,447	598,733	368,891	(154,509)	1,195,562
Stockholders' equity	682,563	358,579	516,610	(875,189)	682,563
Total liabilities and stockholders' equity	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Three Months Ended June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$83,160	$91,046	$—	$174,206
Operating expenses:
Oil and gas operating	—	17,624	12,556	—	30,180
Exploration	—	1,878	17,988	—	19,866
Depreciation, depletion and amortization	847	30,134	28,779	—	59,760
General and administrative, net	7,993	(2,405)	2,574	—	8,162
Total operating expenses	8,840	47,231	61,897	—	117,968
Income from operations	(8,840)	35,929	29,149	—	56,238
Other income (expenses):
Interest income	—	197	138	—	335
Other income	—	39	182	—	221
Interest expense	(7,775)	—	(2,431)	—	(10,206)
Intercompany interest income (expense)	1,443	(1,443)	—	—	—
Total other income (expenses)	(6,332)	(1,207)	(2,111)		(9,650)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(15,172)	34,722	27,038	—	46,588
(Provision for) benefit from income taxes	1,830	(11,784)	(9,607)	—	(19,561)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(8,810)	(8,810)
Equity in earnings of subsidiaries	31,559	—	—	(31,559)	—
Net income	$18,217	$22,938	$17,431	$(40,369)	$18,217

	Three Months Ended June 30, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$64,571	$59,607	$—	$124,178
Operating expenses:
Oil and gas operating	—	13,200	11,821	—	25,021
Exploration	—	—	3,718	—	3,718
Depreciation, depletion and amortization	58	16,510	16,495	—	33,063
Impairment	—	7,934	846	—	8,780
General and administrative, net	6,244	(1,652)	2,641	—	7,233
Total operating expenses	6,302	35,992	35,521	—	77,815
Income from operations	(6,302)	28,579	24,086	—	46,363
Other income (expenses):
Interest income	—	172	57	—	229
Other income	—	48	327	—	375
Interest expense	(4,664)	127	(1,569)	—	(6,106)
Gain on derivatives	—	1,303	—	—	1,303
Intercompany interest income (expense)	2,401	(2,401)	—	—	—
Total other income (expenses)	(2,263)	(751)	(1,185)		(4,199)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(8,565)	27,828	22,901	—	42,164
Provision for income taxes	209	(10,977)	(8,118)	—	(18,886)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(7,695)	(7,695)
Equity in earnings of subsidiaries	23,939	—	—	(23,939)	—
Net income	$15,583	$16,851	$14,783	$(31,634)	$15,583

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Six Months Ended June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$153,007	$167,228	$—	$320,235
Operating expenses:
Oil and gas operating	—	31,679	25,584	—	57,263
Exploration	—	2,276	28,723	—	30,999
Depreciation, depletion and amortization	1,773	57,400	57,294	—	116,467
General and administrative, net	16,530	(4,692)	6,026	—	17,864
Total operating expenses	18,303	86,663	117,627	—	222,593
Income from operations	(18,303)	66,344	49,601	—	97,642
Other income (expenses):
Interest income	—	388	243	—	631
Other income	—	77	274	—	351
Interest expense	(14,059)	(1)	(4,595)	—	(18,655)
Intercompany interest income (expense)	1,381	(1,381)	—	—	—
Total other income (expenses)	(12,678)	(917)	(4,078)		(17,673)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(30,981)	65,427	45,523	—	79,969
(Provision for) benefit from income taxes	4,466	(22,632)	(16,219)	—	(34,385)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(14,809)	(14,809)
Equity in earnings of subsidiaries	57,290	—	—	(57,290)	—
Net income	$30,775	$42,795	$29,304	$(72,099)	$30,775

	Six Months Ended June 30, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$134,462	$121,440	$—	$255,902
Operating expenses:
Oil and gas operating	—	27,055	24,261	—	51,316
Exploration	—	344	8,249	—	8,593
Depreciation, depletion and amortization	115	32,745	30,888	—	63,748
Impairment	—	7,934	846	—	8,780
General and administrative, net	12,536	(3,050)	5,882	—	15,368
Total operating expenses	12,651	65,028	70,126	—	147,805
Income from operations	(12,651)	69,434	51,314		108,097
Other income (expenses):
Interest income	—	340	126	—	466
Other income	—	102	327	—	429
Interest expense	(9,190)	247	(2,646)	—	(11,589)
Gain on derivatives	—	9,428	—	—	9,428
Intercompany interest income (expense)	4,608	(4,608)	—	—	—
Total other income (expenses)	(4,582)	5,509	(2,193)		(1,266)
Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(17,233)	74,943	49,121		106,831
Provision for income taxes	(130)	(27,498)	(17,557)	—	(45,185)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(16,429)	(16,429)
Equity in earnings of subsidiaries	62,580	—	—	(62,580)	—
Net income	$45,217	$47,445	$31,564	$(79,009)	$45,217

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Cash Flows:
	Six Months Ended June 30, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net Cash Provided by (Used for) Operating Activities	$(19,153)	$136,222	$110,435	$49	$227,553

Cash Flows From Investing Activities:
Capital expenditures	(746)	(205,123)	(123,476)	—	(329,345)
Net Cash Used for Investing Activities	(746)	(205,123)	(123,476)	—	(329,345)

Cash Flows From Financing Activities:
Borrowings	114,000	—	32,000	—	146,000
Advances to (from) parent	(94,840)	94,840	—	—	—
Principal payments on debt	—	—	(7,000)	—	(7,000)
Proceeds from issuance of common stock	139	—	309	—	448
Excess tax benefit from stock-based compensation	600	—	49	(49)	600
Debt issuance costs	—	—	(89)	—	(89)
Net Cash Provided by Financing Activities	19,899	94,840	25,269	(49)	139,959
Net increase in cash and cash equivalents	—	25,939	12,228	—	38,167
Cash and cash equivalents, beginning of period	—	1,228	9,487	—	10,715
Cash and cash equivalents, end of period	$—	$27,167	$21,715	$—	$48,882

	Six Months Ended June 30, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net Cash Provided by (Used for) Operating Activities	$(9,404)	$101,441	$84,027	$—	$176,064
				—
Cash Flows From Investing Activities:				—
Capital expenditures	(214)	(93,202)	(109,610)	—	(203,026)
Payments to settle derivatives	—	(703)	—	—	(703)
Net Cash Used for Investing Activities	(214)	(93,905)	(109,610)	—	(203,729)
				—
Cash Flows From Financing Activities:				—
Borrowings	4,000	—	56,000	—	60,000
Advances to (from) parent	6,954	(6,954)	—	—	—
Principal payments on debt	(4,000)	—	(35,000)	—	(39,000)
Proceeds from issuance of common stock	1,742	—	—	—	1,742
Excess tax benefit from stock-based compensation	922	—	—	—	922
Debt issuance costs	—	—	(100)	—	(100)
Net Cash Provided by Financing Activities	9,618	(6,954)	20,900	—	23,564
Net increase in cash and cash equivalents	—	582	(4,683)	—	(4,101)
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d'Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043
Cash and cash equivalents, end of period	$—	$671	$7,360	$—	$8,031

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, the consolidated statement of stockholders' equity for the six months ended June 30, 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," effective January 1, 2006.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
August 9, 2007

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

Results of Operations

Effective January 1, 2006 we are including Bois d'Arc Energy in our financial statements as a consolidated subsidiary.  The following table reflects certain summary operating data for our onshore operations and for Bois d'Arc Energy for the periods presented:

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	255	417	672	237	345	582
Natural Gas (Mmcf)	9,215	8,194	17,409	7,549	5,218	12,767
Natural Gas equivalent (Mmcfe)	10,746	10,696	21,442	8,969	7,290	16,259

Revenues:
Oil sales	$14,311	$27,638	$41,949	$13,847	$23,943	$37,790
Gas sales	68,849	63,408	132,257	50,724	35,664	86,388
Total oil and gas sales	$83,160	$91,046	$174,206	$64,571	$59,607	$124,178

Expenses:
Oil and gas operating expenses(1)	$17,624	$12,556	$30,180	$13,200	$11,821	$25,021
Exploration expense	$1,878	$17,988	$19,866	$—	$3,718	$3,718
Depreciation, depletion and amortization	$30,248	$28,779	$59,760	$16,568	$16,495	$33,063

Average Sales Price:
Oil (per Bbl)	$56.10	$66.28	$62.42	$58.47	$69.31	$64.90
Natural gas (per Mcf)	$7.47	$7.74	$7.60	$6.72	$6.84	$6.77
Average equivalent (Mcfe)	$7.74	$8.51	$8.12	$7.20	$8.18	$7.64

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.64	$1.17	$1.41	$1.47	$1.62	$1.54
Depreciation, depletion and amortization(2)	$2.80	$2.68	$2.77	$1.84	$2.25	$2.02

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	506	785	1,291	465	663	1,128
Natural Gas (Mmcf)	17,850	15,895	33,745	14,918	10,282	25,200
Natural Gas equivalent (Mmcfe)	20,886	20,605	41,491	17,709	14,259	31,968

Revenues:
Oil sales	$26,365	$49,106	$75,471	$26,112	$43,280	$69,392
Gas sales	126,642	118,122	244,764	108,350	78,160	186,510
Total oil and gas sales	$153,007	$167,228	$320,235	$134,462	$121,440	$255,902

Expenses:
Oil and gas operating expenses(1)	$31,679	$25,584	$57,263	$27,055	$24,261	$51,316
Exploration expense	$2,276	$28,723	$30,999	$344	$8,249	$8,593
Depreciation, depletion and amortization	$57,608	$57,294	$116,467	$32,860	$30,888	$63,748

Average Sales Price:
Oil (per Bbl)	$52.10	$62.55	$58.46	$56.12	$65.31	$61.52
Natural gas (per Mcf)	$7.09	$7.43	$7.25	$7.26	$7.60	$7.40
Average equivalent (Mcfe)	$7.33	$8.12	$7.72	$7.59	$8.52	$8.01

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.52	$1.24	$1.38	$1.53	$1.70	$1.61
Depreciation, depletion and amortization(2)	$2.75	$2.77	$2.79	$1.85	$2.15	$1.98

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales in the second quarter of 2007 of $174.2 million increased $50.0 million (40%) over our sales of $124.2 million in the second quarter of 2006.  The growth in sales resulted from our higher production in the second quarter of 2007 as well as higher natural gas prices.  Production in the second quarter of 2007 increased 32% to 21.4 Bcfe as compared to production of 16.3 Bcfe in the second quarter of 2006.  Our average realized natural gas price of $7.60 per Mcf in the second quarter of 2007 was $0.83 or 12% higher than our average natural gas price of $6.77 per Mcf for the three months ended June 30, 2006.  Realized oil prices in the second quarter of 2007 averaged $62.42 per barrel, 4% lower than the $64.90 per barrel realized in the second quarter of 2006.

Oil and gas sales from our onshore properties increased $18.6 million to $83.2 million for the three months ended June 30, 2007 from $64.6 million for the second quarter of 2006.  Our onshore production in the second quarter of 2007 increased by 20% to 10.7 Bcfe from production in the second quarter of 2006 of 9.0 Bcfe.  The production increase was attributable to our development drilling activity primarily in our East Texas/North Louisiana region.  Our average onshore realized crude oil price decreased by 4% and our average onshore realized natural gas price increased by 11% in the second quarter of 2007 as compared to the second quarter of 2006.  Oil and gas sales from Bois d'Arc Energy's operations for the second quarter of 2007 of $91.0 million increased $31.4 million or 53% compared with the second quarter of 2006.  Bois d'Arc Energy's production of 10.7 Bcfe in the second quarter of 2007 increased by 47% from the production in the second quarter of 2006 of 7.3 Bcfe.  The increase was due to production from new wells and the return to service of third party pipelines damaged by the 2005 hurricanes which caused 1.6 Bcfe in production to be deferred in 2006's second quarter.  Bois d'Arc Energy's average oil price decreased by 4% and Bois d'Arc Energy's average natural gas price increased by 13% in the second quarter of 2007 as compared to the second quarter of 2006.

Our oil and gas sales in the first six months of 2007 of $320.2 million increased $64.3 million (25%) over our sales of $255.9 million in the first six months of 2006.  The growth in sales which resulted from our higher production in the first six months of 2007 was offset in part by lower oil and natural gas prices.  Production in the first six months of 2007 increased 30% to 41.5 Bcfe as compared to production of 32.0 Bcfe in the first six months of 2006.  Our average realized natural gas price of $7.25 per Mcf in the first six months of 2007 was $0.15 or 2% less than our average natural gas price of $7.40 per Mcf for the six months ended June 30, 2006.  Realized oil prices in the first six months of 2007 averaged $58.46 per barrel, 5% lower than the $61.52 per barrel realized in the first six months of 2006.

Oil and gas sales from our onshore properties increased $18.5 million to $153.0 million for the six months ended June 30, 2007 from $134.5 million for the first six months of 2006.  Our onshore production in the first six months of 2007 increased by 18% to 20.9 Bcfe from production in the first six months of 2006 of 17.7 Bcfe.  The production increase was attributable to our development drilling activity primarily in our East Texas/North Louisiana region.  Our average onshore realized crude oil price decreased by 7% and our average onshore realized natural gas price decreased by 2% in the first six months of 2007 as compared to the first six months of 2006.  Oil and gas sales from Bois d'Arc Energy's operations for the first six months of 2007 of $167.2 million increased $45.8 million or 38% compared with the first six months of 2006.  Bois d'Arc Energy's production of 20.6 Bcfe in the first six months of 2007 increased by 45% from the production in the first six months of 2006 of 14.3 Bcfe.  The increase was due to production from new wells and restoration of 3.3 Bcfe of deferred production Bois d'Arc Energy had in the first half of 2006 which resulted from the 2005 hurricanes.  Bois d'Arc Energy's average oil price decreased by 4% and Bois d'Arc Energy's average natural gas price decreased by 2% in the first six months of 2007 as compared to the first six months of 2006.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, increased $5.2 million (21%) to $30.2 million in the second quarter of 2007 from $25.0 million in the second quarter of 2006.  Oil and gas operating expenses from our onshore operations increased $4.4 million (34%) to $17.6 million from $13.2 million in the second quarter of 2006 primarily due to the 20% increase in production in the second quarter of 2007.  Oil and gas operating expenses per equivalent Mcf produced for our onshore operations increased $0.17 (11%) to $1.64 in the second quarter of 2007 from $1.47 in the second quarter of 2006 due to higher severance taxes resulting from higher natural gas prices and higher field lifting costs.  Bois d'Arc Energy's oil and gas operating costs for the second quarter of 2007 of $12.6 million increased $0.8 million (6%) from $11.8 million in the second quarter of 2006.  Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy operations decreased $0.45 (28%) to $1.17 in the second quarter of 2007 from $1.62 in the second quarter of 2006.  The decrease is due to the fixed nature of a substantial portion of Bois d'Arc Energy's lifting costs and lower repair and maintenance costs in 2007.  Operating expenses in the second quarter of 2006 included $0.8 million of offshore repair costs related to the 2005 hurricanes.

Oil and gas operating expenses increased $6.0 million (12%) to $57.3 million in the first six months of 2007 from $51.3 million in the first six months of 2006.  Onshore oil and gas operating expenses increased $4.6 million (17%) as the result of the higher production level and the costs associated with new wells.  Onshore oil and gas operating expenses per Mcfe produced decreased $0.01 to $1.52 for the six months ended June 30, 2007 from $1.53 for the same period in 2006.  Offshore oil and gas operating expenses increased $1.3 million (5%) to $25.6 million for the first six months of 2007 primarily due to lifting costs associated with new wells placed on production.  Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy operations decreased $0.46 (27%) to $1.24 in the first six months of 2007 from $1.70 in the first six months of 2006.  The decrease is due to the fixed nature of a substantial portion of Bois d'Arc Energy's lifting costs and lower repair and maintenance costs in 2007.  Operating expenses in 2006 included $2.7 million of offshore repair costs related to the 2005 hurricanes.

In the second quarter of 2007, we had $19.9 million of exploration expense as compared to $3.7 million in the second quarter of 2006.  Exploration expense in the second quarter of 2007 primarily related to three offshore exploratory dry holes and two onshore exploratory dry holes in Mississippi.  In the second quarter of 2006, we had one offshore exploratory dry hole and the cost of seismic data acquired.  In the first six months of 2007, we had $31.0 million of exploration expense as compared to $8.6 million in the first six months of 2006.  Exploration expense in the first six months of 2007 primarily related to five offshore and two onshore exploratory dry holes and the cost of seismic data acquired by Bois d'Arc Energy.  The provision in the first six months of 2006 primarily related to two offshore exploratory dry holes and seismic data acquired by Bois d'Arc Energy.

Depreciation, depletion and amortization ("DD&A") increased $26.7 million (81%) to $59.8 million in the second quarter of 2007 from DD&A expense of $33.1 million in the second quarter of 2006.  DD&A for our onshore properties increased $13.6 million to $30.2 million for the three months ended June 30, 2007 from $16.6 million in the second quarter of 2006 due to our 20% higher production level and an increase in our onshore average DD&A rate.  Our onshore DD&A per equivalent Mcf produced increased by $0.96 to $2.80 for the three months ended June 30, 2007 from $1.84 for the three months ended June 30, 2007.  This increased rate was primarily attributable to the higher capitalized costs associated with our drilling program and our acquisitions completed in 2006 and 2007.  DD&A related to Bois d'Arc Energy for the second quarter of 2007 increased $12.3 million to $28.8 million from $16.5 million in the second quarter of 2006 million due primarily to the 47% higher production level and a higher amortization rate.  The DD&A rate per Mcfe produced for Bois d'Arc Energy's operations in the second quarter of 2007 increased $0.43 per Mcfe to $2.68 per Mcfe from $2.25 in the second quarter of 2006 due to higher capitalized costs related to Bois d'Arc Energy's drilling program which reflect the increased costs for drilling and construction services in the Gulf of Mexico.

For the six months ended June 30, 2007, DD&A increased $52.8 million (83%) to $116.5 million from $63.7 million for the six months ended June 30, 2006.  DD&A for our onshore properties increased $24.7 million (75%) to $57.6 million from $32.9 million in the first six months of 2006.  The increase is due to the 18% increase in onshore production and the increased amortization rate of $2.75 per Mcfe in the first half of 2007 as compared to $1.85 per Mcfe for the first half of 2006.  The higher rate is attributable to higher costs of the acquisitions we made in 2006 and 2007 and higher drilling costs associated with our onshore drilling program.  The DD&A associated with Bois d'Arc Energy's offshore properties of $57.3 million for the first six months of 2007 increased $26.4 million (86%) from $30.9 million for the six months ended June 30, 2006 due to the 45% increase in produced volumes and a higher amortization rate.  The DD&A rate per Mcfe produced for Bois d'Arc Energy's operations in the first six months of 2007 increased $0.62 per Mcfe to $2.77 per Mcfe from $2.15 in the first six months of 2006 due to higher capitalized costs related to Bois d'Arc Energy's drilling program which reflect the increased costs for drilling and construction services in the Gulf of Mexico.

General and administrative expenses, which are reported net of overhead reimbursements, increased by $1.0 million to $8.2 million for the second quarter of 2007 as compared to general and administrative expenses of $7.2 million for the second quarter of 2006.  Included in general and administrative expenses are stock-based compensation of $4.3 million and $3.3 million for the three months ended June 30, 2007 and 2006, respectively.  For the first six months of 2007, general and administrative expenses increased to $17.9 million from $15.4 million for the six months ended June 30, 2006. Included in general and administrative expenses are stock-based compensation of $8.6 million and $6.5 million for the six months ended June 30, 2007 and 2006, respectively.  These increases primarily reflect the additional personnel we have added since the beginning of 2007.

Interest expense increased $4.1 million (67%) to $10.2 million for the second quarter of 2007 from interest expense of $6.1 million in the second quarter of 2006.  The increase was primarily due to increased borrowings under our bank credit facilities during the second quarter of 2007 and higher interest rates.  The average borrowings outstanding increased to $387.9 million during the second quarter of 2007 as compared to $152.8 million in the second quarter of 2006.  The average interest rate we were charged on the outstanding borrowings under our credit facilities increased to 6.7% in the second quarter of 2007 as compared to 6.4% in the second quarter of 2006.  Interest expense for the six months ended June 30, 2007 increased $7.1 million (61%) to $18.7 million from $11.6 million for the six months ended June 30, 2006.  The increase is attributable to higher average borrowings under the bank credit facilities and higher interest rates.  Average borrowings outstanding increased to $346.8 million during the first six months of 2007 as compared to $144.7 million for the six months ended June 30, 2006.  The average interest rate under our bank credit facilities increased to 6.6% in the first half of 2007 as compared to 6.1% in the first half of 2006.

We had no outstanding derivatives during the three months and six months ended June 30, 2007.  We had natural gas price derivatives outstanding during the three and six months ended June 31, 2006 and we did not designate these derivatives as cash flow hedges in 2006 and accordingly, we recognized gains from the change in the fair value of these liabilities in 2006.  During 2006, the fair value of our liability for these derivatives decreased during the six months ended June 30, 2006 resulting in net gains of $1.3 million and $9.4 million for the three months and six months ended June 30, 2006, respectively.

    Income tax expense increased $0.7 million (4%) to $19.6 million in the three months ended June 30, 2007 from income tax expense of $18.9 million in the second quarter of 2006.  The increase was mainly due to higher income in the second quarter of 2007.  Income tax expense decreased $10.8 million (24%) to $34.4 million in the six months ended June 30, 2007 from income tax expense of $45.2 million in the first six months of 2006.  The decrease was mainly due to lower income in the first six months of 2007.

    Minority interest in earnings of Bois d'Arc Energy of $8.8 million for the three months ended June 30, 2007 increased $1.1 million (15%) from the minority interest in earnings of $7.7 million for the comparable period in 2006 due to Bois d'Arc Energy's higher net income for the three months ended June 30, 2007.  Minority interest in earnings of Bois d'Arc Energy of $14.8 million for the first six months of 2007 decreased $1.6 million (10%) from the minority interest in earnings of $16.4 million for the comparable period in 2006 due to Bois d'Arc Energy's lower net income for the six months ended June 30, 2007.

    We reported net income of $18.2 million for the three months ended June 30, 2007, as compared to $15.6 million for the three months ended June 30, 2006.  The net income per share for the second quarter of 2007 was $0.41 on weighted average diluted shares outstanding of 44.4 million as compared to $0.35 for the second quarter of 2006 on weighted average diluted shares outstanding of 43.5 million.  Net income for the six months ended June 30, 2007 was $30.8 million, as compared to net income of $45.2 million for the six months ended June 30, 2006.  Net income per share for the six months ended June 30, 2007 was $0.69 on weighted average diluted shares outstanding of 44.3 million as compared to net income of $1.03 on weighted average diluted shares outstanding of 43.5 million for the six months ended June 30, 2006.  Increases in exploration expense and DD&A in the first half of 2007 as compared to the same period in 2006 offset the higher oil and gas sales in the first half of 2007.  The 2006 results also included a $9.4 million gain from derivatives.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the six months ended June 30, 2007, our primary sources of funds were net cash flow from operations of $227.6 million and net borrowings under our credit facilities of $139.0 million.  Our net cash flow from operating activities increased $51.5 million (29%) in the first six months of 2007 from $176.1 million for the six months ended June 30, 2006.  This increase is primarily due to the higher revenues we had in the first half of 2007 driven by the 30% increase in our oil and gas production.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first six months of 2007, we incurred capital expenditures of $325.1 million primarily for our acquisition, development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2007 and 2006:
	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands)
Acquisitions of oil and gas properties	$31,965	$—	$31,965	$912	$—	$912
Leasehold costs	4,741	350	5,091	1,553	3,023	4,576
Development drilling	154,522	22,360	176,882	77,822	21,836	99,658
Exploratory drilling	7,589	65,379	72,968	75	64,791	64,866
Other development	3,318	34,075	37,393	11,920	24,648	36,568
	202,135	122,164	324,299	92,282	114,298	206,580
Other	678	82	760	194	181	375
	$202,813	$122,246	$325,059	$92,476	$114,479	$206,955

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for seismic data acquisitions.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of June 30, 2007 we have contracted for the services of onshore drilling rigs through September 2008 at an aggregate cost of $39.8 million.  As of June 30, 2007, Bois d'Arc Energy has long term commitments to acquire seismic data totaling $11.0 million through December 2008.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $59.6 million and $41.3 million as of June 30, 2007 and 2006, respectively.

We spent $170.2 million and $91.4 million on our onshore development and exploration activities in the six months ended June 30, 2007 and 2006, respectively.  We expect to spend approximately $301.0 million for onshore development and exploration projects in 2007.  Bois d'Arc Energy spent $122.2 million and $114.3 million on offshore development and exploration activities in the six months ended June 30, 2007 and 2006, respectively, and expects to spend $200.0 million for offshore development and exploration projects in 2007.  Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facilities.

We spent $32.0 million on an acquisition of oil and gas properties in South Texas in the first six months of 2007.  We do not have a specific acquisition budget for 2007 since the timing and size of acquisitions are not predictable.  We intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance significant acquisitions.  The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have a $600.0 million bank credit facility with the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of June 30, 2007 the borrowing base was $400.0 million, $106.0 million of which was available.  Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%.  A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of June 30, 2007.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

Bois d'Arc Energy has a bank credit facility with the Bank of Nova Scotia and several other banks.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimates of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base is $225.0 million as of June 30, 2007.  Availability under the borrowing base was $100.0 million as of June 30, 2007.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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

Effective January 1, 2007 we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting and disclosures for uncertainty in income tax positions, as defined.  The adoption of FIN 48 had no impact on the amounts recorded by us related to uncertain tax positions.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the six months ended June 30, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.3 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $33.0 million.

Interest Rates

At June 30, 2007, we had total long-term debt of $594.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $419.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at June 30, 2007, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2007 by approximately $2.1 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: August 9, 2007	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)