Form 10-Q
period 2007-09-30
COMSTOCK RESOURCES INC
filed 2007-11-07
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

         The number of shares outstanding of the registrant's common stock, par value $.50, as of November 7, 2007 was 44,432,345.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2007

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	4
Consolidated Statements of Operations - Three months and nine months ended September 30, 2007 and 2006	5
Consolidated Statement of Stockholders' Equity - Nine months ended September 30, 2007	6
Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

Item 4. Controls and Procedures	31

PART II. Other Information

Item 6. Exhibits	32

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
	(In thousands)

Cash and Cash Equivalents	$17,032	$10,715
Accounts Receivable:
Oil and gas sales	59,384	56,328
Joint interest operations	17,407	19,233
Other Current Assets	17,066	12,552
Total current assets	110,889	98,828
Property and Equipment:
Unevaluated oil and gas properties	14,024	13,645
Oil and gas properties, successful efforts method	2,913,019	2,511,782
Other property and equipment	9,552	8,483
Accumulated depreciation, depletion and amortization	(915,859)	(760,284)
Net property and equipment	2,020,736	1,773,626
Other Assets	4,734	5,671
	$2,136,359	$1,878,125

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$5,176	$3,250
Accounts Payable	116,300	132,504
Accrued Expenses	11,402	16,107
Total current liabilities	132,878	151,861
Long-term Debt	597,000	455,000
Deferred Income Taxes Payable	356,050	311,236
Reserve for Future Abandonment Costs	60,436	57,116
Minority Interest in Bois d'Arc Energy	251,443	220,349
Total liabilities	1,397,807	1,195,562
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 44,432,345 and 44,395,495 shares outstanding at September 30, 2007 and December 31, 2006, respectively	22,216	22,197
Additional paid-in capital	376,090	367,323
Retained earnings	340,246	293,043
Total stockholders' equity	738,552	682,563
	$2,136,359	$1,878,125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Oil and gas sales	$171,074	$129,251	$491,309	$385,153
Operating expenses:
Oil and gas operating	34,005	26,904	91,268	78,220
Exploration	5,710	8,069	36,709	16,662
Depreciation, depletion and amortization	62,420	40,709	178,887	104,457
Impairment	826	1,389	826	10,169
General and administrative, net	8,676	7,370	26,540	22,738
Total operating expenses	111,637	84,441	334,230	232,246

Income from operations	59,437	44,810	157,079	152,907
Other income (expenses):
Interest income	410	258	1,041	724
Other income	154	187	505	616
Interest expense	(11,225)	(6,733)	(29,880)	(18,322)
Gain on derivatives	—	1,180	—	10,608
Total other income (expenses)	(10,661)	(5,108)	(28,334)	(6,374)

Income before income taxes and minority interest	48,776	39,702	128,745	146,533
Provision for income taxes	(21,570)	(16,662)	(55,955)	(61,847)
Minority interest in earnings of Bois d'Arc Energy	(10,778)	(6,004)	(25,587)	(22,433)
Net income	$16,428	$17,036	$47,203	$62,253

Net income per share:
Basic	$0.38	$0.40	$1.09	$1.48
Diluted	$0.37	$0.39	$1.05	$1.42

Weighted average common and common stock equivalent shares outstanding:
Basic	43,379	42,243	43,372	42,128
Diluted	44,434	43,553	44,345	43,505

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2007	44,395	$22,197	$367,323	$293,043	$682,563
Exercise of stock options	19	10	269	—	279
Stock-based compensation	18	9	7,896	—	7,905
Excess tax benefit from stock-based compensation	—	—	602	—	602
Net income	—	—	—	47,203	47,203
Balance at September 30, 2007	44,432	$22,216	$376,090	$340,246	$738,552

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,203	$62,253
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	45,942	55,078
Dry hole costs and leasehold impairments	31,442	13,246
Depreciation, depletion and amortization	178,887	104,457
Impairment	826	10,169
Debt issuance cost amortization	854	878
Stock-based compensation	12,910	9,834
Excess tax benefit from stock-based compensation	(602)	(922)
Minority interest in earnings of Bois d'Arc Energy	25,587	22,433
Gain on derivatives	—	(10,608)
(Increase) decrease in accounts receivable	(1,230)	10,774
Increase in other current assets	(2,588)	(139)
Decrease in accounts payable and accrued expenses	(14,346)	(3,153)
Net cash provided by operating activities	324,885	274,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(461,824)	(404,295)
Payments to settle derivatives	—	(703)
Net cash used for investing activities	(461,824)	(404,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	174,000	182,000
Principal payments on debt	(32,000)	(39,000)
Proceeds from issuance of common stock	789	1,756
Excess tax benefit from stock-based compensation	602	922
Debt issuance costs	(135)	(28)
Net cash provided by financing activities	143,256	145,650

Net increase in cash and cash equivalents	6,317	14,952
Cash and cash equivalents, beginning of period	10,715	89
Bois d'Arc Energy cash and equivalents as of January 1, 2006	—	12,043
Cash and cash equivalents, end of period	$17,032	$27,084

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2007 and the related results of operations for the three months and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006.

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

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.

The Company currently owns a controlling ownership interest in Bois d'Arc Energy, Inc. ("Bois d'Arc Energy") and currently intends to maintain its controlling interest by acquiring additional shares of Bois d'Arc Energy common stock, through open market purchases and other negotiated transactions, as appropriate.  However, such actions are subject to the outcome of an evaluation of strategic alternatives by the board of directors of Bois d'Arc Energy, including the potential sale of Bois d'Arc Energy.  The Company includes Bois d'Arc Energy in its consolidated financial statements.

In connection with its acquisitions of 2,288,900 additional common shares of Bois d'Arc Energy in 2006 and 2007, Comstock allocated the $36.5 million purchase price paid for the shares in excess of its underlying net book value in Bois d'Arc Energy of $19.0 million together with the related deferred income tax liability of $10.1 million to oil and gas properties.  This additional amount is being amortized over the productive lives of Bois d'Arc Energy's oil and gas properties using the unit-of-production method.  The pro forma impact of the acquisition of these shares was not material to the Company's results of operations for the nine months ended September 30, 2006.

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Beginning asset retirement obligations	$57,116	$3,206
Bois d'Arc abandonment liability(1)	—	35,034
Accretion expense	2,702	1,849
Acquisition liabilities assumed	94	3,314
New wells placed on production and changes in estimates	1,279	953
Liabilities settled	(755)	(23)
Future abandonment liability — end of period	$60,436	$44,333

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

The Company had no derivative financial instruments outstanding during the three months and nine months ended September 30, 2007.  The fair value of the Company's derivative contracts held for price risk management at September 30, 2006 was an asset of $68,000.  Comstock did not designate these instruments as cash flow hedges, and accordingly unrealized gains on derivatives of $1.2 million and $11.3 million were recorded for the three months and nine months ended September 30, 2006.  The Company realized losses of $0.7 million for the nine months ended September 30, 2006 to settle derivative positions.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Comstock Resources, Inc. and Bois d'Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors.

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended September 30, 2007 and 2006, the Company recognized $4.3 million and $3.3 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants, including $1.6 million and $1.7 million, respectively, attributable to Bois d'Arc Energy's incentive plan.  Stock based compensation expense for the nine months ended September 30, 2007 and 2006 was $12.9 million and $9.8 million, respectively which includes $5.0 million and $4.7 million, respectively, attributable to Bois d'Arc Energy's incentive plan.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the nine months ended September 30, 2007 and 2006 was $0.6 million and $0.9 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  During the nine months ended September 30, 2007, Comstock granted options to purchase 40,000 shares at an exercise price of $29.49 per share.  The fair value of the Comstock options awarded was determined to be $10.32 per share.  Assumptions used to value these Comstock stock options included expected volatility of 36.1%, expected lives of 3.9 years, a risk-free interest rate of 4.9% and an expected dividend yield of zero.  Bois d'Arc Energy granted options to purchase 258,500 shares at a weighted average exercise price of $16.24 per share during the nine months ended September 30, 2007.  The fair value of the Bois d'Arc Energy options awarded was determined to be $6.17 per option share.  Assumptions used to value the Bois d'Arc Energy stock options included expected volatility of 36.4%, expected lives of 4.5 years, a risk free interest rate of 4.9% and a dividend yield of zero.  As of September 30, 2007, total unrecognized compensation cost related to nonvested Comstock stock options of $2.4 million is expected to be recognized over a period of 3.2 years.  As of September 30, 2007, total unrecognized compensation cost related to nonvested Bois d'Arc Energy stock options of $8.9 million is expected to be recognized over a period of 5.2 years.

As of September 30, 2007, Comstock had 1,041,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $28.46 per share.  During the nine months ended September 30, 2007 Comstock issued 18,000 new restricted stock grants with a weighted average grant date fair value of $29.38 per share.  Total unrecognized compensation cost related to Comstock unvested restricted stock grants of $18.4 million as of September 30, 2007 is expected to be recognized over a period of 3.8 years.  As of September 30, 2007, Bois d'Arc Energy had 854,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.80 per share.  Total unrecognized compensation cost related to Bois d'Arc Energy unvested restricted stock grants of $5.2 million as of September 30, 2007 is expected to be recognized over a period of 1.8 years.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes and minority interest is due to the following:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Tax at statutory rate	35.0%		35.0%		35.0%		35.0%
Tax effect of:
Undistributed earnings of Bois d'Arc Energy, not consolidated for federal income tax purposes	7.5%		4.9%		6.8%		5.0%
Nondeductible stock-based compensation	1.7%		2.0%		2.0%		1.7%
Changes due to tax law changes	—%		—%		(0.6%	)	0.7%
State income taxes, net of federal benefit	0.9%		(0.4%	)	0.9%		—%
Other	(0.9%	)	0.5%		(0.6%	)	(0.2%	)
Effective tax rate	44.2%		42.0%		43.5%		42.2%

The following is an analysis of consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Current provision	$4,322	$1,599	$10,013	$6,769
Deferred provision	17,248	15,063	45,942	55,078
Provision for Income Taxes	$21,570	$16,662	$55,955	$61,847

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006, respectively, were determined as follows:

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$16,428	43,379	$0.38	$17,036	42,243	$0.40

Diluted Earnings Per Share:
Net Income	$16,428	43,379		$17,036	42,243
Effect of Dilutive Securities:
Stock Grants and Options	(186)	1,055		(88)	1,310

Net Income Available to Common Stockholders With Assumed Conversions	$16,242	44,434	$0.37	$16,948	43,553	$0.39

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$47,203	43,372	$1.09	$62,253	42,128	$1.48

Diluted Earnings Per Share:
Net Income	$47,203	43,372		$62,253	42,128
Effect of Dilutive Securities:
Stock Grants and Options	(441)	973		(394)	1,377

Net Income Available to Common Stockholders With Assumed Conversions	$46,762	44,345	$1.05	$61,859	43,505	$1.42

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands except per share data)

Weighted average anti-dilutive stock options	267	132	249	113
Weighted average exercise price	$32.32	$32.48	$32.52	$32.49
12

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows –

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$32,448	$21,017
Income tax payments	$9,978	$7,105

(2)  LONG-TERM DEBT  –

At September 30, 2007, long-term debt was comprised of the following:

(In thousands)
Comstock Revolving Bank Credit Facility	$322,000
Bois d'Arc Energy Revolving Bank Credit Facility	100,000
Comstock 6⅞% Senior Notes due 2012	175,000
$597,000

Comstock has a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of September 30, 2007, the borrowing base was $400.0 million, $78.0 million of which was available.  On November 5, 2007 the borrowing base was increased to $500.0 million.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%.  A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of September 30, 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    Bois d'Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimate of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $225.0 million as of September 30, 2007.  Availability under this credit facility was $125.0 million as of September 30, 2007.  The Bois d'Arc Energy credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at Bois d'Arc Energy's option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The Bois d'Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  Bois d'Arc Energy was in compliance with these covenants as of September 30, 2007.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years.  The Company has commitments to acquire seismic data totaling $8.3 million through December 2008.  As of September 30, 2007, the Company had commitments for contracted drilling services of $30.5 million through September 2008.

(4)  CONSOLIDATING FINANCIAL STATEMENTS –

   Comstock Resources, Inc. ("Parent") has $175.0 million of 6⅞% senior notes outstanding which are guaranteed by all of the Parent's wholly-owned subsidiaries.  There are no restrictions on the Parent's ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary's ability to obtain funds from the Parent or their direct or indirect subsidiaries.  The 6⅞% senior notes are not guaranteed by Bois d'Arc Energy and its subsidiaries (the non-guarantor subsidiaries).  The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the Parent, all guarantor subsidiaries and all non-guarantor subsidiaries.  The information has been presented as if the Parent accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet:	As of September 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$2,286	$14,746	$—	$17,032
Accounts receivable	—	42,793	33,998	—	76,791
Other current assets	392	6,122	10,552	—	17,066
Total current assets	392	51,201	59,296	—	110,889

Net property and equipment	28,622	1,107,822	884,292	—	2,020,736
Investment in subsidiaries	742,806	—	—	(742,806)	—
Intercompany receivables	488,154	—	—	(488,154)	—
Other assets	4,148	—	586	—	4,734
Total assets	$1,264,122	$1,159,023	$944,174	$(1,230,960)	$2,136,359

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$5,176	$—	$5,176
Accounts payable	28	75,822	40,450	—	116,300
Accrued expenses	3,953	6,109	1,340	—	11,402
Total current liabilities	3,981	81,931	46,966	—	132,878

Long-term debt	497,000	—	100,000	—	597,000
Intercompany payables	—	488,154	—	(488,154)	—
Deferred income taxes payable	24,589	158,063	173,398	—	356,050
Reserve for future abandonment costs	—	9,307	51,129	—	60,436
Minority interest	—	—	—	251,443	251,443
Total liabilities	525,570	737,455	371,493	(236,711)	1,397,807
Stockholders' equity	738,552	421,568	572,681	(994,249)	738,552
Total liabilities and stockholders' equity	$1,264,122	$1,159,023	$944,174	$(1,230,960)	$2,136,359

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet:	As of December 31, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$1,228	$9,487	$—	$10,715
Accounts receivable	—	37,049	38,512	—	75,561
Other current assets	210	3,547	8,795	—	12,552
Total current assets	210	41,824	56,794	—	98,828

Net property and equipment	30,345	915,486	827,795	—	1,773,626
Investment in subsidiaries	654,840	—	—	(654,840)	—
Intercompany receivables	374,858	—	—	(374,858)	—
Other assets	4,757	2	912	—	5,671
Total assets	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$3,250	$—	$3,250
Accounts payable	9,687	62,041	60,776	—	132,504
Accrued expenses	—	11,265	4,842	—	16,107
Total current liabilities	9,687	73,306	68,868	—	151,861

Long-term debt	355,000	—	100,000	—	455,000
Intercompany payables	—	374,858	—	(374,858)	—
Deferred income taxes payable	17,760	141,517	151,959	—	311,236
Reserve for future abandonment costs	—	9,052	48,064	—	57,116
Minority interest	—	—	—	220,349	220,349
Total liabilities	382,447	598,733	368,891	(154,509)	1,195,562
Stockholders' equity	682,563	358,579	516,610	(875,189)	682,563
Total liabilities and stockholders' equity	$1,065,010	$957,312	$885,501	$(1,029,698)	$1,878,125

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Three Months Ended September 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$83,087	$87,987	$—	$171,074
Operating expenses:
Oil and gas operating	—	17,030	16,975	—	34,005
Exploration	—	1,375	4,335	—	5,710
Depreciation, depletion and amortization	848	33,293	28,279	—	62,420
Impairment	—	482	344		826
General and administrative, net	8,372	(2,709)	3,013	—	8,676
Total operating expenses	9,220	49,471	52,946	—	111,637
Income from operations	(9,220)	33,616	35,041	—	59,437
Other income (expenses):
Interest income	—	256	154	—	410
Other income	—	39	115	—	154
Interest expense	(8,772)	—	(2,453)	—	(11,225)
Intercompany interest income (expense)	2,749	(2,749)	—	—	—
Total other income (expenses)	(6,023)	(2,454)	(2,184)		(10,661)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(15,243)	31,162	32,857	—	48,776
(Provision for) benefit from income taxes	1,026	(10,968)	(11,628)	—	(21,570)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(10,778)	(10,778)
Equity in earnings of subsidiaries	30,645	—	—	(30,645)	—
Net income	$16,428	$20,194	$21,229	$(41,423)	$16,428

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Three Months Ended September 30, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$62,255	$66,996	$—	$129,251
Operating expenses:
Oil and gas operating	—	13,366	13,538	—	26,904
Exploration	—	—	8,069	—	8,069
Depreciation, depletion and amortization	329	18,648	21,732	—	40,709
Impairment	—	803	586	—	1,389
General and administrative, net	6,123	(1,783)	3,030	—	7,370
Total operating expenses	6,452	31,034	46,955	—	84,441
Income from operations	(6,452)	31,221	20,041	—	44,810
Other income (expenses):
Interest income	—	143	115	—	258
Other income	—	45	142	—	187
Interest expense	(4,851)	—	(1,882)	—	(6,733)
Gain on derivatives	—	1,180	—	—	1,180
Intercompany interest income (expense)	2,621	(2,621)	—	—	—
Total other income (expenses)	(2,230)	(1,253)	(1,625)		(5,108)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(8,682)	29,968	18,416	—	39,702
Provision for income taxes	410	(10,240)	(6,832)	—	(16,662)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(6,004)	(6,004)
Equity in earnings of subsidiaries	25,308	—	—	(25,308)	—
Net income	$17,036	$19,728	$11,584	$(31,312)	$17,036

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Nine Months Ended September 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$236,094	$255,215	$—	$491,309
Operating expenses:
Oil and gas operating	—	48,709	42,559	—	91,268
Exploration	—	3,651	33,058	—	36,709
Depreciation, depletion and amortization	2,621	90,693	85,573	—	178,887
Impairment	—	482	344		826
General and administrative, net	24,902	(7,401)	9,039	—	26,540
Total operating expenses	27,523	136,134	170,573	—	334,230
Income from operations	(27,523)	99,960	84,642	—	157,079
Other income (expenses):
Interest income	—	644	397	—	1,041
Other income	—	116	389	—	505
Interest expense	(22,831)	(1)	(7,048)	—	(29,880)
Intercompany interest income (expense)	4,130	(4,130)	—	—	—
Total other income (expenses)	(18,701)	(3,371)	(6,262)		(28,334)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(46,224)	96,589	78,380	—	128,745
(Provision for) benefit from income taxes	5,492	(33,600)	(27,847)	—	(55,955)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(25,587)	(25,587)
Equity in earnings of subsidiaries	87,935	—	—	(87,935)	—
Net income	$47,203	$62,989	$50,533	$(113,522)	$47,203

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Nine Months Ended September 30, 2006
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$196,717	$188,436	$—	$385,153
Operating expenses:
Oil and gas operating	—	40,421	37,799	—	78,220
Exploration	—	344	16,318	—	16,662
Depreciation, depletion and amortization	444	51,393	52,620	—	104,457
Impairment	—	8,737	1,432	—	10,169
General and administrative, net	18,659	(4,833)	8,912	—	22,738
Total operating expenses	19,103	96,062	117,081	—	232,246
Income from operations	(19,103)	100,655	71,355		152,907
Other income (expenses):
Interest income		483	241	—	724
Other income	—	147	469	—	616
Interest expense	(14,041)	247	(4,528)	—	(18,322)
Gain on derivatives	—	10,608	—	—	10,608
Intercompany interest income (expense)	7,229	(7,229)	—	—	—
Total other income (expenses)	(6,812)	4,256	(3,818)	—	(6,374)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(25,915)	104,911	67,537	—	146,533
Provision for income taxes	280	(37,738)	(24,389)	—	(61,847)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(22,433)	(22,433)
Equity in earnings of subsidiaries	87,888	—	—	(87,888)	—
Net income	$62,253	$67,173	$43,148	$(110,321)	$62,253

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Cash Flows:
	Nine Months Ended September 30, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(28,677)	$177,536	$176,003	$23	$324,885

Cash Flows From Investing Activities:
Capital expenditures	(874)	(289,774)	(171,176)	—	(461,824)
Net Cash Used for Investing Activities	(874)	(289,774)	(171,176)	—	(461,824)

Cash Flows From Financing Activities:
Borrowings	142,000	—	32,000	—	174,000
Principal payments on debt	—	—	(32,000)	—	(32,000)
Advances to (from) parent	(113,296)	113,296	—	—	—
Proceeds from issuance of common stock	279	—	510	—	789
Excess tax benefit from stock-based compensation	602	—	23	(23)	602
Debt issuance costs	(34)	—	(101)	—	(135)
Net Cash Provided by Financing Activities	29,551	113,296	432	(23)	143,256
Net increase in cash and cash equivalents	—	1,058	5,259	—	6,317
Cash and cash equivalents, beginning of period	—	1,228	9,487	—	10,715
Cash and cash equivalents, end of period	$—	$2,286	$14,746	$—	$17,032

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Cash Flows:
	Nine Months Ended September 30, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(12,639)	$148,968	$137,971	$—	$274,300

Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(929)	(207,318)	(196,048)	—	(404,295)
Acquisition of Bois d'Arc Energy, Inc. common stock	(35,865)	—	—	35,865	—
Payments to settle derivatives	—	(703)	—	—	(703)
Net Cash Used for Investing Activities	(36,794)	(208,021)	(196,048)	35,865	(404,998)

Cash Flows From Financing Activities:
Borrowings	111,000	—	71,000	—	182,000
Principal payments on debt	(4,000)	—	(35,000)	—	(39,000)
Advances to (from) parent	(60,245)	60,245	—	—	—
Proceeds from issuance of common stock	1,756	—	35,990	(35,990)	1,756
Excess tax benefit from stock-based compensation	922	—	29	(29)	922
Debt issuance costs	—	(28)	(154)	154	(28)
Net Cash Provided by Financing Activities	49,433	60,217	71,865	(35,865)	145,650
Net increase in cash and cash equivalents	—	1,164	13,788	—	14,952
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d'Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043
Cash and cash equivalents, end of period	$—	$1,253	$25,831	$—	$27,084

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2007, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statement of stockholders' equity for the nine months ended September 30, 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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
November 7, 2007

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

Investment in Bois d'Arc Energy

We own a controlling ownership interest in Bois d'Arc Energy and currently intend to maintain our controlling interest by acquiring additional shares of Bois d'Arc Energy common stock through open market purchases and other negotiated transactions, as appropriate.  However, such controlling position and any further actions are subject to the outcome of an evaluation of strategic alternatives by the board of directors of Bois d'Arc Energy, including the potential sale of Bois d'Arc Energy.  We include Bois d'Arc Energy in our consolidated financial statements.

Results of Operations

The following table reflects certain summary operating data for our onshore operations and for Bois d'Arc Energy for the periods presented:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	260	448	708	231	370	601
Natural Gas (Mmcf)	10,612	8,241	18,853	7,409	6,106	13,515
Natural Gas equivalent (Mmcfe)	12,170	10,930	23,100	8,792	8,328	17,120

Revenues:
Oil sales	$16,628	$34,738	$51,366	$13,696	$25,935	$39,631
Gas sales	66,459	53,249	119,708	48,559	41,061	89,620
Total oil and gas sales	$83,087	$87,987	$171,074	$62,255	$66,996	$129,251

Expenses:
Oil and gas operating expenses(1)	$17,030	$16,975	$34,005	$13,366	$13,538	$26,904
Exploration expense	$1,375	$4,335	$5,710	$—	$8,069	$8,069
Depreciation, depletion and amortization	$33,413	$28,279	$62,420	$18,707	$21,732	$40,709

Average Sales Price:
Oil (per Bbl)	$64.06	$77.50	$72.57	$59.42	$70.01	$65.95
Natural gas (per Mcf)	$6.26	$6.46	$6.35	$6.55	$6.72	$6.63
Average equivalent (Mcfe)	$6.83	$8.05	$7.41	$7.08	$8.04	$7.55

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.40	$1.55	$1.47	$1.52	$1.63	$1.57
Depreciation, depletion and amortization(2)	$2.73	$2.57	$2.69	$2.12	$2.60	$2.37

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	766	1,233	1,999	696	1,033	1,729
Natural Gas (Mmcf)	28,462	24,136	52,598	22,327	16,388	38,715
Natural Gas equivalent (Mmcfe)	33,056	31,535	64,591	26,501	22,587	49,088

Revenues:
Oil sales	$42,993	$83,844	$126,837	$39,808	$69,215	$109,023
Gas sales	193,101	171,371	364,472	156,909	119,221	276,130
Total oil and gas sales	$236,094	$255,215	$491,309	$196,717	$188,436	$385,153

Expenses:
Oil and gas operating expenses(1)	$48,709	$42,559	$91,268	$40,421	$37,799	$78,220
Exploration expense	$3,651	$33,058	$36,709	$344	$16,318	$16,662
Depreciation, depletion and amortization	$91,021	$85,573	$178,887	$51,567	$52,620	$104,457

Average Sales Price:
Oil (per Bbl)	$56.15	$67.99	$63.45	$57.22	$67.00	$63.06
Natural gas (per Mcf)	$6.78	$7.10	$6.93	$7.03	$7.27	$7.13
Average equivalent (Mcfe)	$7.14	$8.09	$7.61	$7.42	$8.34	$7.85

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.47	$1.35	$1.41	$1.53	$1.67	$1.59
Depreciation, depletion and amortization(2)	$2.74	$2.70	$2.76	$1.94	$2.32	$2.12

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales in the third quarter of 2007 of $171.1 million increased $41.8 million (32%) over our sales of $129.3 million in the third quarter of 2006.  The growth in sales resulted from our higher production in the third quarter of 2007.  Production in the third quarter of 2007 increased 35% to 23.1 Bcfe as compared to production of 17.1 Bcfe in the third quarter of 2006. Our realized oil prices in the third quarter of 2007 averaged $72.57 per barrel, 10% higher than the $65.95 per barrel realized in the third quarter of 2006.  Our average realized natural gas price of $6.35 per Mcf in the third quarter of 2007 was 4% lower than our average natural gas price of $6.63 per Mcf for the three months ended September 30, 2006.

Oil and gas sales from our onshore properties increased $20.8 million to $83.1 million for the three months ended September 30, 2007 from $62.3 million for the third quarter of 2006.  Our onshore production in the third quarter of 2007 increased by 38% to 12.2 Bcfe over production in the third quarter of 2006 of 8.8 Bcfe.  The production increase was attributable to our development drilling activity primarily in our East Texas/North Louisiana and South Texas regions.  Our average onshore realized crude oil price increased by 8% and our average onshore realized natural gas price decreased by 4% in the third quarter of 2007 as compared to the third quarter of 2006.  Oil and gas sales from Bois d'Arc Energy's operations for the third quarter of 2007 of $88.0 million increased $21.0 million or 31% compared with the third quarter of 2006.  Bois d'Arc Energy's production of 10.9 Bcfe in the third quarter of 2007 increased by 31% from the production in the third quarter of 2006 of 8.3 Bcfe.  The increase was due primarily to production from new wells we drilled.  Bois d'Arc Energy's average oil price increased by 11% and Bois d'Arc Energy's average natural gas price decreased by 4% in the third quarter of 2007 as compared to the third quarter of 2006.

Our oil and gas sales in the first nine months of 2007 of $491.3 million increased $106.1 million (28%) over our sales of $385.2 million in the first nine months of 2006.  The growth in sales was attributable to our higher production.  Production in the first nine months of 2007 increased 32% to 64.6 Bcfe as compared to production of 49.1 Bcfe in the first nine months of 2006.  Our realized oil prices in the first nine months of 2007 averaged $63.45 per barrel, slightly higher than the $63.06 per barrel realized in the first nine months of 2006. Our average realized natural gas price of $6.93 per Mcf in the first nine months of 2007 was 3% less than our average natural gas price of $7.13 per Mcf for the nine months ended September 30, 2006.

Oil and gas sales from our onshore properties increased $39.4 million to $236.1 million for the nine months ended September 30, 2007 from $196.7 million for the first nine months of 2006.  Our onshore production in the first nine months of 2007 increased by 25% to 33.1 Bcfe from production in the first nine months of 2006 of 26.5 Bcfe.  The production increase was attributable to our development drilling activity primarily in our East Texas/North Louisiana and South Texas regions.  Our average onshore realized crude oil price decreased by 2% and our average onshore realized natural gas price decreased by 3% in the first nine months of 2007 as compared to the first nine months of 2006.  Oil and gas sales from Bois d'Arc Energy's operations for the first nine months of 2007 of $255.2 million increased $66.8 million or 35% as compared with the first nine months of 2006.  Bois d'Arc Energy's production of 31.5 Bcfe in the first nine months of 2007 increased by 40% from the production in the first nine months of 2006 of 22.6 Bcfe.  The increase was due to production from new wells and restoration of 3.5 Bcfe of deferred production Bois d'Arc Energy had in the first half of 2006 which resulted from the 2005 hurricanes.  Bois d'Arc Energy's average oil price increased by 1% and Bois d'Arc Energy's average natural gas price decreased by 2% in the first nine months of 2007 as compared to the first nine months of 2006.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, increased $7.1 million (26%) to $34.0 million in the third quarter of 2007 from $26.9 million in the third quarter of 2006.  Oil and gas operating expenses from our onshore operations increased $3.6 million (27%) to $17.0 million from $13.4 million in the third quarter of 2006 primarily due to the 38% increase in production in the third quarter of 2007.  Oil and gas operating expenses per equivalent Mcf produced for our onshore operations decreased $0.12 (8%) to $1.40 in the third quarter of 2007 from $1.52 in the third quarter of 2006.  Bois d'Arc Energy's oil and gas operating costs for the third quarter of 2007 of $17.0 million increased $3.5 million (25%) from $13.5 million in the third quarter of 2006.  Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy's operations decreased $.07 (4%) to $1.55 in the third quarter of 2007 from $1.63 in the third quarter of 2006.  The decrease is due to the fixed nature of a substantial portion of Bois d'Arc Energy's lifting costs and lower repair and maintenance costs in 2007.

Oil and gas operating expenses increased $13.1 million (17%) to $91.3 million in the first nine months of 2007 from $78.2 million in the first nine months of 2006.  Onshore oil and gas operating expenses increased $8.3 million (21%) as the result of the higher production level and the costs associated with new wells.  Onshore oil and gas operating expenses per Mcfe produced decreased $0.06 to $1.47 for the nine months ended September 30, 2007 from $1.53 for the same period in 2006.  Offshore oil and gas operating expenses increased $4.8 million (13%) to $42.6 million for the first nine months of 2007 primarily due to lifting costs associated with new wells placed on production.  Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy operations decreased $.32 (19%) to $1.35 in the first nine months of 2007 from $1.67 in the first nine months of 2006.  The decrease is due to the fixed nature of a substantial portion of Bois d'Arc Energy's lifting costs and lower repair and maintenance costs in 2007.  Operating expenses in 2006 included $3.1 million of offshore repair costs related to the 2005 hurricanes.

In the third quarter of 2007, we had $5.7 million of exploration expense as compared to $8.1 million in the third quarter of 2006.  Exploration expense in the third quarter of 2007 primarily related to an exploratory dry hole drilled and the acquisition of seismic data.  In the third quarter of 2006, we had one offshore exploratory dry hole and the cost of seismic data acquired.  In the first nine months of 2007, we had $36.7 million of exploration expense as compared to $16.7 million in the first nine months of 2006.  Exploration expense in the first nine months of 2007 primarily related to five offshore and three onshore exploratory dry holes and the cost of seismic data acquired by Bois d'Arc Energy.  The provision in the first nine months of 2006 primarily related to three offshore exploratory dry holes and seismic data acquired by Bois d'Arc Energy.

    Depreciation, depletion and amortization ("DD&A") increased $21.7 million (53%) to $62.4 million in the third quarter of 2007 from DD&A expense of $40.7 million in the third quarter of 2006.  DD&A for our onshore properties increased $14.7 million to $33.4 million for the three months ended September 30, 2007 from $18.7 million in the third quarter of 2006 due to our 38% higher production level and an increase in our onshore average DD&A rate.  Our onshore DD&A per equivalent Mcf produced increased by $0.61 to $2.73 for the three months ended September 30, 2007 from $2.12 for the three months ended September 30, 2006.  This increased rate was primarily attributable to the higher capitalized costs associated with our drilling program and our acquisitions completed in 2006 and 2007.  DD&A related to Bois d'Arc Energy for the third quarter of 2007 increased $6.6 million to $28.3 million from $21.7 million in the third quarter of 2006 million due primarily to the 31% higher production level.  The DD&A rate per Mcfe produced for Bois d'Arc Energy's operations in the third quarter of 2007 decreased to $2.57 per Mcfe from $2.60 in the third quarter of 2006.

For the nine months ended September 30, 2007, DD&A increased $74.4 million (71%) to $178.9 million from $104.5 million for the nine months ended September 30, 2006.  DD&A for our onshore properties increased $39.4 million (77%) to $91.0 million from $51.6 million in the first nine months of 2006.  The increase is due to the 25% increase in onshore production and the increased amortization rate of $2.74 per Mcfe in the first half of 2007 as compared to $1.94 per Mcfe for the first nine months of 2006.  The higher rate is attributable to higher costs of the acquisitions we made in 2006 and 2007 and higher drilling costs associated with our onshore drilling program.  The DD&A associated with Bois d'Arc Energy's offshore properties of $85.6 million for the first nine months of 2007 increased $33.0 million (63%) from $52.6 million for the nine months ended September 30, 2006 due to the 40% increase in produced volumes and a higher amortization rate.  The DD&A rate per Mcfe produced for Bois d'Arc Energy's operations in the first nine months of 2007 increased $0.38 per Mcfe to $2.70 per Mcfe from $2.32 in the first nine months of 2006 due to higher capitalized costs related to Bois d'Arc Energy's drilling program.

Impairment expense of $0.8 million for the three months ended September 30, 2007 and $1.4 million for the three months ended September 30, 2006 relate to impairments of minor valued fields.  Impairment expense for the first nine months of 2007 of $0.8 million decreased $9.4 million from impairment expense of $10.2 million for the nine months ended September 30, 2006 mainly as a result of the impairment in 2006 of a property held for resale for which the plan to sell the property was subsequently cancelled.

General and administrative expense, which is reported net of overhead reimbursements, increased by $1.3 million to $8.7 million for the third quarter of 2007 as compared to general and administrative expense of $7.4 million for the third quarter of 2006.  Included in general and administrative expense is stock-based compensation of $4.3 million and $3.3 million for the three months ended September 30, 2007 and 2006, respectively.  For the first nine months of 2007, general and administrative expense increased to $26.5 million from $22.7 million for the nine months ended September 30, 2006.  These increases primarily reflect the additional personnel we have added since the beginning of 2007.  Included in general and administrative expense is stock-based compensation of $12.9 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense increased $4.5 million (67%) to $11.2 million for the third quarter of 2007 from interest expense of $6.7 million in the third quarter of 2006.  The increase was primarily due to increased borrowings under our bank credit facilities during the third quarter of 2007 and higher interest rates.  The average borrowings outstanding increased to $427.5 million during the third quarter of 2007 as compared to $180.5 million in the third quarter of 2006.  The average interest rate we were charged on the outstanding borrowings under our credit facilities increased to 6.9% in the third quarter of 2007 as compared to 6.8% in the third quarter of 2006.  Interest expense for the nine months ended September 30, 2007 increased $11.6 million (63%) to $29.9 million from $18.3 million for the nine months ended September 30, 2006.  The increase is attributable to higher average borrowings under the bank credit facilities and higher interest rates.  Average borrowings outstanding increased to $374.0 million during the first nine months of 2007 as compared to $157.0 million for the nine months ended September 30, 2006.  The average interest rate under our bank credit facilities increased to 6.7% in the first nine months of 2007 as compared to 6.4% in the first nine months of 2006.

We had no outstanding derivatives during the three months and nine months ended September 30, 2007.  We had natural gas price derivatives outstanding during the three and nine months ended September 31, 2006 and we did not designate these derivatives as cash flow hedges in 2006 and, accordingly, we recognized gains from the change in the fair value of these liabilities in 2006.  During 2006, the fair value of our liability for these derivatives decreased during the nine months ended September 30, 2006 resulting in net gains of $1.2 million and $10.6 million for the three months and nine months ended September 30, 2006, respectively.

Income tax expense increased $4.9 million (30%) to $21.6 million for the three months ended September 30, 2007 from income tax expense of $16.7 million for the third quarter of 2006.  The increase was mainly due to higher income during the third quarter of 2007.  Income tax expense decreased $5.8 million (10%) to $56.0 million for the nine months ended September 30, 2007 from income tax expense of $61.8 million for the first nine months of 2006.  The decrease was primarily due to lower income during the first nine months of 2007.

Minority interest in earnings of Bois d'Arc Energy of $10.8 million for the three months ended September 30, 2007 increased $4.8 million (80%) from the minority interest in earnings of $6.0 million for the comparable period in 2006 due to Bois d'Arc Energy's higher net income for the three months ended September 30, 2007.  Minority interest in earnings of Bois d'Arc Energy of $25.6 million for the first nine months of 2007 increased $3.2 million (14%) from the minority interest in earnings of $22.4 million for the comparable period in 2006 due to Bois d'Arc Energy's higher net income for the nine months ended September 30, 2007.

We reported net income of $16.4 million for the three months ended September 30, 2007, as compared to $17.0 million for the three months ended September 30, 2006.  The net income per share for the third quarter of 2007 was $0.37 on weighted average diluted shares outstanding of 44.4 million as compared to $0.39 for the third quarter of 2006 on weighted average diluted shares outstanding of 43.6 million.  Net income for the nine months ended September 30, 2007 was $47.2 million, as compared to net income of $62.3 million for the nine months ended September 30, 2006.  Net income per share for the nine months ended September 30, 2007 was $1.05 on weighted average diluted shares outstanding of 44.3 million as compared to net income per share of $1.42 on weighted average diluted shares outstanding of 43.5 million for the nine months ended September 30, 2006.  Increases in exploration expense and DD&A in the first nine months of 2007 as compared to the same period in 2006 offset the higher oil and gas sales in the first nine months of 2007.  The 2006 results also included a $10.6 million gain from derivatives.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the nine months ended September 30, 2007, our primary sources of funds were net cash flow from operations of $324.9 million and net borrowings under our credit facilities of $142.0 million.  Our net cash flow from operating activities increased $50.6 million (18%) in the first nine months of 2007 from $274.3 million for the nine months ended September 30, 2006.  This increase is primarily due to the higher revenues we had in the first nine months of 2007 driven by the 32% increase in our oil and gas production.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first nine months of 2007, we incurred capital expenditures of $454.8 million primarily for our acquisition, development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands)

Acquisitions of oil and gas properties	$31,189	$—	$31,189	$68,175	$18,178	$86,353
Leasehold costs	7,546	1,727	9,273	3,383	2,108	5,491
Development drilling	231,870	41,268	273,138	123,916	39,027	162,943
Exploratory drilling	10,424	82,275	92,699	75	87,771	87,846
Other development	5,775	41,799	47,574	17,389	44,714	62,103
	286,804	167,069	453,873	212,938	191,798	404,736
Other	806	83	889	388	1,595	1,983
	$287,610	$167,152	$454,762	$213,326	$193,393	$406,719

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for seismic data acquisitions.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of September 30, 2007 we have contracted for the services of onshore drilling rigs through September 2008 at an aggregate cost of $24.4 million.  As of September 30, 2007, Bois d'Arc Energy has long term commitments to acquire seismic data totaling $8.3 million through December 2008 and has commitments for drilling services through January 31, 2008 of $6.1 million.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $60.4 million and $44.3 million as of September 30, 2007 and 2006, respectively.

We spent $255.6 million and $144.8 million on our onshore development and exploration activities during the nine months ended September 30, 2007 and 2006, respectively.  We expect to spend approximately $330.0 million for onshore development and exploration projects for all of 2007.  Bois d'Arc Energy spent $167.1 million and $173.6 million on offshore development and exploration activities in the nine months ended September 30, 2007 and 2006, respectively, and expects to spend $215.0 million for offshore capital expenditures for all of 2007.  Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facilities.

We spent $31.2 million on an acquisition of oil and gas properties in South Texas that was completed in June 2007.  We do not have a specific acquisition budget for 2007 since the timing and size of acquisitions are not predictable.  We intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance significant acquisitions.  The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have a $600.0 million bank credit facility with the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of September 30, 2007 the borrowing base was $400.0 million, $78.0 million of which was available.  The borrowing base was increased to $500.0 million on November 5, 2007.  Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%.  A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of September 30, 2007.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

  Bois d'Arc Energy has a bank credit facility with the Bank of Nova Scotia and several other banks.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimates of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $225.0 million as of September 30, 2007, and availability under the borrowing base was $125.0 million.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the nine months ended September 30, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.9 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $51.3 million.

Interest Rates

At September 30, 2007, we had total long-term debt of $597.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $422.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at September 30, 2007, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2007 by approximately $3.2 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: November 7, 2007	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 7, 2007	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)