Form 10-K
period 2007-12-31
COMSTOCK RESOURCES INC
filed 2008-02-29
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-03262
COMSTOCK RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	94-1667468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034
(Address of principal executive offices including zip code)

(972) 668-8800
(Registrant’s telephone number and area code)

Securities registered pursuant to Section 12 (b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 28, 2008, there were 45,511,845 shares of common stock outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders to be held
May 13, 2008 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

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

“GAAP” means generally accepted accounting principles in the United States of America.

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

“PV 10 Value” means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. This amount is the same as the standardized measure of discounted future net cash flows related to proved oil and natural gas reserves except that it is determined without deducting future income taxes. Although PV 10 Value is not a financial measure calculated in accordance with GAAP, management believes that the presentation of PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Because many factors that are unique to any given company affect the amount of estimated future income taxes, the use of a pre-tax measure is helpful to investors when comparing companies in our industry.

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

Our oil and gas operations are concentrated onshore in the East Texas/North Louisiana and South Texas regions and offshore in state and federal waters of the Gulf of Mexico. Our offshore operations are conducted exclusively through Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”), a separate publicly-held company. Combined with the ownership by members of our Board of Directors, we own a controlling interest in the common stock of Bois d’Arc Energy and are consolidating the results of Bois d’Arc Energy. Our oil and natural gas properties are estimated to have proved reserves of 1,048.7 Bcfe with an estimated PV 10 Value of $3.8 billion as of December 31, 2007 and a standardized measure of discounted future net cash flows of $2.9 billion. Our consolidated proved oil and natural gas reserve base is 80% natural gas and 68% proved developed on a Bcfe basis as of December 31, 2007.

Our proved reserves at December 31, 2007 and our 2007 average daily production are summarized below:

	Reserves at December 31, 2007				2007 Daily Production
	Oil	Gas	Total	% of	Oil	Gas	Total	% of
	(MMBbls)	(Bcf)	(Bcfe)	Total	(MBbls/d)	(MMcf/d)	(MMcfe/d)	Total

East Texas / North Louisiana	1.8	312.5	323.4	30.8	0.4	66.9	69.5	29.0
South Texas	2.9	227.3	244.9	23.4	0.6	32.3	35.8	14.9
Other Regions	5.8	48.0	82.5	7.9	1.7	8.3	18.7	7.8

Total Onshore	10.5	587.8	650.8	62.1	2.7	107.5	124.0	51.7
Offshore (Bois d’Arc Energy)	24.6	250.1	397.9	37.9	4.6	88.2	115.7	48.3

Total	35.1	837.9	1,048.7	100.0	7.3	195.7	239.7	100.0

Strengths

High Quality Properties.  Our onshore operations, which comprise 62% of our total proved reserves, are focused in two primary operating areas, the East Texas/North Louisiana and South Texas regions. Our onshore properties have an average reserve life of approximately 14.4 years and have extensive development and exploration potential. Our offshore reserves, which represent approximately 38% of our total proved reserves, are located in the outer continental shelf of the Gulf of Mexico and include properties located in Louisiana state and federal waters. These offshore reserves have an average reserve life of 9.4 years.

Successful Exploration and Development Program.  In 2007 we spent $541.3 million on exploration and development of our oil and natural gas properties. We drilled 180 wells in 2007, 138.2 net to us, at a cost of $452.3 million. In 2007 we also spent $89.0 million for leasehold costs, recompletions, workovers, abandonment and production facilities. Our drilling activities in 2007 added 143 Bcfe to our proved reserves and accounted for substantially all of our production growth.

Successful Acquisitions.  We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 991 Bcfe of proved oil and natural gas reserves from 37 acquisitions at an average cost of $1.15 per Mcfe. In 2007 we acquired 79 Bcfe of proved oil and natural gas reserves for $191.3 million. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Efficient Operator.  We operate 84% of our proved oil and natural gas reserve base as of December 31, 2007. This allows us to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Acquire High Quality Properties at Attractive Costs.  We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 991 Bcfe of proved oil and natural gas reserves from 37 acquisitions at a total cost of $1.1 billion, or $1.15 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. In 2007 we acquired 79 Bcfe of proved oil and natural gas reserves for $191.3 million or $2.41 per Mcfe. The PV 10 Value of the acquired reserves in 2007 was $220.4 million. We apply strict economic and reserve risk criteria in evaluating acquisitions. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques. During 2007, we spent approximately $348.8 million to drill 168 development wells, 130.5 net to us, all but six of which were successful. In addition, we spent approximately $89.0 million for leasehold costs, recompletions, workover activities and facilities. We have budgeted $239.0 million for development drilling and for recompletion and workover activities in 2008 on our onshore properties. We also plan to spend approximately $82.0 million in 2008 for development drilling, recompletions, workover activities and production facilities on our offshore properties.

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. Most of our exploration efforts are conducted through Bois d’Arc Energy. Bois d’Arc Energy’s 2008 budget includes $144.0 million to drill thirteen offshore exploratory wells. We have also budgeted $37.0 million for onshore exploration in 2008 in our South Texas region.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $526.0 million on our development and exploration projects in 2008. We intend to primarily use operating cash flow to fund our development and exploration expenditures in 2008 and to a lesser extent borrowings under our bank credit facilities. We may also make additional property acquisitions in 2008 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest onshore field areas and our five largest offshore operating areas as of December 31, 2007:

	Net Oil	Net Gas
	(MBbls)	(MMcf)	MMcfe	%	PV 10 Value(1)%

East Texas / North Louisiana
Beckville	109	67,510	68,165	10.5	$181,757	11.5
Logansport	130	54,908	55,688	8.6	87,680	5.6
Waskom	459	38,380	41,131	6.3	65,225	4.1
Blocker	95	30,392	30,961	4.8	58,439	3.7
Gilmer	93	28,446	29,002	4.5	52,564	3.3
Hico-Knowles	535	16,780	19,990	3.1	56,201	3.6
Darco	52	16,124	16,437	2.5	29,431	1.9
Cadeville	67	15,209	15,612	2.4	34,251	2.2
Douglass	6	15,508	15,542	2.4	27,791	1.8
Other	266	29,176	30,772	4.6	71,805	4.5

	1,812	312,433	323,300	49.7	665,144	42.2

South Texas
Double A Wells	1,614	46,867	56,553	8.7	182,429	11.6
Las Hermanitas	—	35,464	35,464	5.4	83,672	5.3
Fandango	—	34,443	34,443	5.3	102,149	6.5
Rosita	—	32,589	32,589	5.0	70,445	4.5
Javelina	140	29,466	30,304	4.7	75,559	4.8
J.C. Martin	—	12,980	12,980	2.0	29,109	1.8
Markham	180	8,883	9,966	1.5	25,236	1.6
Sugar Creek	101	8,275	8,878	1.4	11,236	0.7
Other	900	18,353	23,754	3.6	83,389	5.2

	2,935	227,320	244,931	37.6	663,224	42.0

Other Onshore
Laurel	5,386	23	32,338	5.0	143,388	9.1
San Juan	31	12,451	12,636	1.9	27,222	1.7
Kentucky	—	8,862	8,862	1.4	6,104	0.4
Other	346	26,629	28,708	4.4	72,724	4.6

	5,763	47,965	82,544	12.7	249,438	15.8

Total Onshore	10,510	587,718	650,775	100.0	1,577,806	100.0

Offshore
Ship Shoal 111 and the Ship Shoal 113 Unit	13,495	97,629	178,598	45.0	1,000,578	46.0
South Pelto 5, South Timbalier 9, 11 and 16	833	28,216	33,215	8.0	174,915	8.0
South Pelto 22	1,125	19,782	26,532	7.0	165,702	8.0
Ship Shoal 66, 67, 68, 69 and South Pelto 1	3,217	6,685	25,985	7.0	165,840	8.0
Ship Shoal 97, 98, 99, 106, 107, 109, and 110	389	23,447	25,779	6.0	112,296	5.0
Other Offshore	5,573	74,375	107,816	27.0	577,217	25.0

Total Offshore(2)	24,632	250,134	397,925	100.0	2,196,548	100.0

Total Consolidated	35,142	837,852	1,048,700		3,774,354

Discounted Future Income Taxes					(830,517)

Standardized Measure of Discounted Future Cash Flows					$2,943,837

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.
(2)	The reserves attributed to the minority interest ownership in Bois d’Arc Energy were 12,558 MBbls of oil and 127,522 MMcf of natural gas or 202,867 MMcfe of natural gas equivalent with a PV10 value of $1,119.8 million and a standardized measure of future net cash flows of $908.1 million.

East Texas/North Louisiana

Approximately 50% or 323.3 Bcfe of our onshore proved reserves are located in East Texas and North Louisiana where we own interests in 881 producing wells, 503.6 net to us, in 31 field areas. We operate 539 of these wells. The largest of our fields in this region are the Beckville, Logansport, Waskom, Blocker, Gilmer, Hico-Knowles, Darco, Cadeville and Douglass fields. Production from this region averaged 66.9 MMcf of natural gas per day and 443 barrels of oil per day during 2007. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. The total thickness of these formations range from 2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas Basin and the North Louisiana Salt Basin, at depths ranging from 6,000 to 12,000 feet. In 2007, we spent $215.6 million drilling 128 wells, 100.2 net to us, and $6.0 million on leasehold costs, workovers and recompletions in this region. We plan to spend approximately $149.0 million in 2008 for development activities in this region.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, is our largest field area in this region with total estimated proved reserves of 68.2 Bcfe which represents approximately 11% of our onshore reserves. We operate 191 wells in this field and own interests in 92 additional wells for a total of 283 wells, 160.0 net to us. During December 2007, production attributable to our interest from this field averaged 18 MMcf of natural gas per day and 100 barrels of oil per day. The Beckville field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet.

Logansport

The Logansport field produces from multiple sands in the Hosston formation at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. Our proved reserves of 55.7 Bcfe in the Logansport field represent approximately 9% of our onshore reserves. We own interests in 122 wells, 70.5 net to us, and operate 79 of these wells. During December 2007, net daily production attributable to our interest from this field averaged 13 MMcf of natural gas and 15 barrels of oil.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 6% (41.1 Bcfe) of our onshore proved reserves as of December 31, 2007. We own interests in 75 wells in this field, 43.8 net to us, and operate 50 wells in this field. During December 2007, net daily production attributable to our interest averaged 7 MMcf of natural gas and 90 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. During the fourth quarter of 2007, we drilled our first successful horizontal Cotton Valley well in the Waskom field in East Texas. This well was drilled to a total vertical depth of 9,490 feet with a 2,548 foot horizontal leg drilled through the upper and lower Taylor Cotton Valley sands and was successfully completed with a seven stage frac.

Blocker

Our proved reserves of 31.0 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 5% of our onshore reserves. We own interests in 69 wells, 65.9 net to us, and operate 64 of these wells. During December 2007, net daily production attributable to our interest from this field averaged 7 MMcf of natural gas and 45 barrels of oil. Most of this production is from the Cotton Valley formation between 8,500 and 10,100 feet.

Gilmer

We own interests in 74 natural gas wells, 28.1 net to us, in the Gilmer field in Upshur County in East Texas. These wells produce primarily from the Cotton Valley Lime formation at a depth of approximately 11,500 to 12,000 feet. Proved reserves attributable to our interests in the Gilmer field are 29.0 Bcfe which represents 5% of our onshore reserve base. During December 2007, production attributable to our interest from this field averaged 5 MMcf of natural gas per day and 55 barrels of oil per day.

Hico-Knowles

Our proved reserves of 20.0 Bcfe in the Hico-Knowles field located in Lincoln County, Louisiana represent approximately 3% of our onshore reserves. We own interests in 24 wells, 11.7 net to us, and operate twelve of these wells. During December 2007, net daily production attributable to our interest from this field averaged 3 MMcf of natural gas and 10 barrels of oil. This production is primarily from the Hosston/Cotton Valley formations between 7,200 and 11,000 feet.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 16.4 Bcfe in the Darco Field represent approximately 3% of our onshore reserves. We own interests in 22 wells, 17.3 net to us, and operate all of these wells. During December 2007, net daily production attributable to our interest from this field averaged 2 MMcf of natural gas and 15 barrels of oil.

Cadeville

Our proved reserves of 15.6 Bcfe in the Cadeville field located in Ouachita Parrish, Louisiana represent approximately 2% of our onshore reserves. We own interests in 7 wells, 3.8 net to us, and operate 5 of these wells. During December 2007, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 4 barrels of oil. This production is primarily from the Cotton Valley formation between 9,800 and 10,700 feet.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 15.5 Bcfe in the Douglass field represent approximately 2% of our onshore reserves. We own interests in 39 wells, 24.7 net to us, and operate 31 of these wells. During December 2007, net daily production attributable to our interest from this field averaged 4 MMcf of natural gas.

South Texas

Approximately 38%, or 245.0 Bcfe, of our onshore proved reserves are located in South Texas, where we own interests in 461 producing wells, 176.6 net to us. We own interests in fifteen field areas in the region, the largest of which are the Double A Wells, Las Hermanitas, Fandango, Rosita, Javelina, J.C. Martin, Markham and Sugar Creek fields. Net daily production rates from the area averaged 32.3 MMcf of natural gas and 588 barrels of oil during 2007, excluding the properties we acquired in this region in late December, 2007 which were producing 20.7 MMcf of natural gas per day in December 2007. We spent $79.7 million in this region in 2007 to drill 22 wells, 14.2 net to us, and for other development activity. During 2007 we also spent $31.2 million to acquire additional working interests in the Javelina field and $160.1 million to acquire producing properties in the Fandango, Rosita and Dinn Ranch fields. In 2008, we plan to spend approximately $122.0 million for development and exploration activity in this region.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 56.6 Bcfe, which represent 9% of our onshore reserves. We own interests in 62 wells and operate 61 producing wells, 29.7 net to us, in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 8.4 MMcf of natural gas and 290 barrels of oil during December 2007. These wells produce from the Woodbine formation at an average depth of 14,300 feet.

Las Hermanitas

We own interests in twelve natural gas wells, 12.0 net to us, in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 35.5 Bcfe in this field represent approximately 5% of our onshore reserves. During December 2007, net daily production attributable to our interest from this field averaged 11.2 MMcf of natural gas.

Fandango

We acquired interests in 18 natural gas wells, 18.0 net to us, in the Fandango field, located in Zapata County, Texas in December 2007. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 34.4 Bcfe in this field represent approximately 5% of our onshore reserves. Production from this field averaged 13.5 MMcf of natural gas per day during December 2007.

Rosita

We acquired interests in 31 natural gas wells, 17.0 net to us, in the Rosita field, located in Duval County, Texas in December 2007. We operate three of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 32.6 Bcfe in this field represent approximately 5% of our onshore reserves. Production from this field averaged 6.5 MMcf of natural gas per day during December 2007.

Javelina

We own interests in 11 natural gas wells and 1 oil well, 12 net to us, in the Javelina field in Hidalgo County in South Texas. During 2007 we acquired additional working interests in 9 wells (4.5 net) and drilled an additional 3 (3.0 net) wells in this field. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 30.3 Bcfe, which represents 5% of our onshore reserve base. During December 2007, production attributable to our interest from this field averaged 10 MMcf of natural gas per day and 55 barrels of oil per day.

J.C. Martin

The J.C. Martin field is located in the Wilcox Lobo trend in Zapata County, Texas on the Mexico border. This field produces primarily from Eocene Wilcox Lobo sands at depths ranging from 7,000 to 9,000 feet. The Lobo section is characterized by geopressured, multiple pay sands occurring in a highly faulted area. We own interests in 90 wells in this field, 14.4 net to us, with proved reserves of 13.0 Bcfe or

2% of our onshore reserves. During December 2007, net daily production attributable to our interest from this field averaged 2.5 MMcf of natural gas.

Markham

The Markham field is located in Matagorda County, Texas. We own interests in and operate 22 producing wells, 22.0 net to us, in the Ohio-Sun Unit. The field’s estimated proved reserves of 10.0 Bcfe represent 2% of our onshore reserves. The field’s active wells produce from more than twenty reservoirs of Oligocene Frio age at depths ranging from 6,500 to 9,000 feet. During December 2007, net daily production attributable to our interests from this field average 35 barrels of oil and 0.1 MMcf of natural gas per day.

Sugar Creek

Our proved reserves of 8.9 Bcfe in the Sugar Creek field located in Tyler County, Texas represent approximately 1% of our onshore reserves. We own interests in 4 wells, 2.6 net to us, and operate 2 of these wells. During December 2007, net daily production attributable to our interest from this field averaged 0.4 MMcf of natural gas and 6 barrels of oil.

Other Onshore

Approximately 13%, or 82.5 Bcfe, of our onshore proved reserves are in various other areas, primarily in Mississippi, New Mexico, Kentucky and the Mid-Continent region. Within these areas we own interests in 522 producing wells, 235.8 net to us in 24 fields. Fields with the largest proved reserves in these areas include the Laurel field in Laurel, Mississippi, our San Juan Basin properties in New Mexico and our New Albany Shale Gas properties in Kentucky. Net daily production from our other onshore fields totaled 8.3 MMcf of natural gas and 1,732 barrels of oil during 2007. We drilled fifteen wells, 11.8 net to us on these properties in 2007. In 2008, we plan to spend approximately $5.0 million for development and exploration activity on these properties.

Laurel

The Laurel field is located in Jones County, Mississippi near a structurally complex salt dome. We own interests in and operate 61 producing wells, 58.1 net to us, in the Laurel field. This field’s estimated proved reserves of 32.3 Bcfe represent 5% of our onshore reserves. The field produces from more than 42 horizons that range in depth from 6,600 feet in the Stanley Sand to 13,100 feet in the Middle Hosston formation. Recovery of low viscosity crude oil from this field is being enhanced through waterflood operations. During December 2007, net daily production attributable to our interests in this field averaged 1,439 barrels of oil per day.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 12.6 Bcfe in the San Juan field represent approximately 2% of our onshore reserves. We own interests in 95 wells, 13.9 net to us. During December 2007, net daily production attributable to our interest from this field averaged 1.2 MMcf of natural gas and 3 barrels of oil.

Kentucky

Our New Albany Shale Gas properties are located in north-central Kentucky immediately north of the regionally extensive Rough Creek Fault Zone. Gas is produced from fractured Devonian New Albany Shale. The New Albany is generally about 100 feet in thickness and is found at approximately 850 feet from the surface. Our proved reserves of 8.9 Bcfe in the New Albany Shale Gas field represent approximately 1% of our onshore reserves. We own interests in and operate 92 wells, 82.5 net to us in this area. During December 2007, net daily production attributable to our interest from this field averaged 0.8 MMcf of natural gas.

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

We initially owned 60% of Bois d’Arc Energy, and we accounted for our share of the Bois d’Arc Energy financial and operating results using proportionate consolidation accounting until Bois d’Arc Energy converted into a corporation and completed its initial public offering in May 2005. Subsequent to the conversion of Bois d’Arc Energy into a corporation and its public offering, we owned 48% of Bois d’Arc Energy and we changed our accounting method for our investment in Bois d’Arc Energy to the equity method through December 31, 2005. During 2006, we acquired additional shares of common stock of Bois d’Arc Energy, which increased our direct ownership interest in Bois d’Arc Energy. As a result, we obtained voting control of Bois d’Arc Energy through our direct share ownership combined with the share ownership of members of our Board of Directors. Upon obtaining voting control of Bois d’Arc Energy, we began including Bois d’Arc Energy in our financial statements as a consolidated subsidiary.

Bois d’Arc Energy has total proved reserves in the outer continental shelf of the Gulf of Mexico of 397.9 Bcfe, which represents approximately 38% of our total reserves. Bois d’Arc Energy owns interests in 145 gross (108.3 net) and operates 122 of these wells. Production from Bois d’Arc Energy’s properties in 2007 averaged 88.2 MMcf per day of natural gas and 4,578 barrels per day of oil for a total of 115.7 MMcfe per day. During 2007, Bois d’Arc Energy spent $89.2 million drilling seven (4.6 net) exploratory wells and $46.5 million drilling eight (7.4 net) development wells. Bois d’Arc Energy also spent $62.2 million on production facilities, recompletions, abandonments and workovers, and $9.7 million on acquiring exploration acreage and seismic data during 2007. In 2008, Bois d’Arc Energy plans to spend $250.0 million for exploration and development activities.

Ship Shoal 111 and the Ship Shoal 113 Unit

The Ship Shoal 113 unit is located in federal waters having water depths from 20 to 50 feet, offshore of Terrebonne Parish, Louisiana and is comprised of 33,125 acres of federal leases covering portions of Ship Shoal blocks 93, 94, 112, 113, 114, 117, 118, 119 and 120. This unit was discovered in the late 1940s and has had cumulative production of 951 Bcfe of natural gas. These properties have 70 productive sands occurring at depths from 2,500 to 16,000 feet. We acquired a 50% working interest in these properties in December

2002, acquired an additional 30% working interest in October 2003 and the remaining 20% interest during 2006. We acquired the adjacent Ship Shoal block 111 in 2005 together with an existing production platform. Since 2003 we have drilled 22 wells (20.7 net to us) in this area. We operate the four production platforms and the 36 producing wells (35.7 net to us) comprising these properties. Production from these properties net to our interest averaged 22.9 MMcf of natural gas per day and 1,856 barrels of oil per day during December 2007.

South Pelto 5 and South Timbalier 9, 11, 16

We own interests in 15 producing wells, 10.6 net to us, in South Pelto block 5 and South Timbalier blocks 9, 11 and 16. These blocks are located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish, Louisiana in water depths from 30 to 50 feet. These wells share common production facilities comprised of a four-pile main production platform and a tripod satellite production platform. We acquired our lease position in South Pelto block 5 and South Timbalier block 11 through a farm-in in 1998. We leased adjacent acreage in South Timbalier blocks 9, 11 and 16 from the State of Louisiana from 1998 through 2002. We have drilled 19 wells, including redrills of existing wells (13.4 net to us), in these blocks. These wells have 18 productive sands occurring at depths from 8,000 to 17,000 feet. Production from these properties net to our interest averaged 8.3 MMcf of natural gas per day and 328 barrels of oil per day during December 2007.

South Pelto 22

South Pelto block 22 is located in federal waters with depths from 50 to 60 feet, offshore of Terrebonne Parish, Louisiana. We farmed-in this acreage from another offshore operator in 2003 and have subsequently drilled four wells (2.5 net to us). These wells have 14 productive sands occurring at depths from 13,400 to 17,000 feet. Production from these properties net to our interest averaged 15.8 MMcf of natural gas per day and 370 barrels of oil per day during December 2007.

Ship Shoal 66, 67, 68, 69 and South Pelto 1

Ship Shoal blocks 66, 67, 68, 69 and South Pelto block 1 are located in Louisiana state waters and in federal waters with depths from 20 to 35 feet, offshore of Terrebonne Parish, Louisiana. These properties produce from ten sands occurring at depths from 9,000 to 13,500 feet. We own interests in 21 wells (13.3 net to us) on Louisiana state leases partially covering Ship Shoal blocks 66 and 67 and South Pelto 1, and federal leases covering Ship Shoal blocks 68 and 69. We acquired these properties in December 1997 from Bois d’Arc Resources and other interest owners. These wells are connected to four production platforms and share common oil terminal facilities. Production from these properties net to our interest averaged 406 barrels of oil per day during December 2007.

Ship Shoal 97, 98, 99, 107, 109 and 110

Ship Shoal blocks 99, 107, 109 and 110 are located in federal waters with depths from 20 to 25 feet, offshore of Terrebonne Parish, Louisiana. We acquired these leases in federal lease sales in 2000 and 2001 and subsequently drilled eleven successful wells (8.4 net to us). These wells have 15 productive sands occurring at depths from 8,800 to 12,300 feet. Production from these properties net to our interest averaged 10.4 MMcf of natural gas per day, 121 barrels of oil per day during December 2007.

Major Property Acquisitions

As a result of our acquisitions, we have added 991 Bcfe of proved oil and natural gas reserves since 1991 including 79 Bcfe we acquired in 2007.

Our largest acquisitions are the following:

Shell Wilcox Acquisition.  In December 2007, we completed the acquisition of certain oil and natural gas properties and related assets from SWEPI LP, an affiliate of Shell Oil Company (“Shell”) for $160.1 million. The properties acquired had estimated proved reserves of approximately 70.1 Bcfe. Major fields acquired in the acquisition include the Fandango and Rosita fields. The acquisition was funded with borrowings under our bank credit facility.

Javelina Acquisition.  In June 2007 we acquired additional working interests in oil and gas properties in the Javelina field in South Texas from Abaco Operating LLC for $31.2 million. The properties acquired had estimated proved reserves of approximately 9.1 Bcfe. The transaction was funded with borrowings under our bank credit facility.

Denali Acquisition.  In September 2006 we acquired proved and unproved oil and gas properties in the Las Hermanitas field in South Texas from Denali Oil & Gas Partners LP and other working interest owners for $67.2 million. The properties acquired had estimated proved reserves of approximately 16.5 Bcfe. The transaction was funded with borrowings under our bank credit facility.

Ensight Acquisition.  In May 2005, we completed the acquisition of certain oil and natural gas properties and related assets from Ensight Energy Partners, L.P., Laurel Production, LLC, Fairfield Midstream Services, LLC and Ensight Energy Management, LLC (collectively, “Ensight”) for $190.9 million. We also purchased additional interests in those properties from other owners for $10.9 million in July 2005. The properties acquired had estimated proved reserves of approximately 121.5 billion cubic feet of natural gas equivalent and included 312 active wells, of which 119 are operated by us. Major fields acquired include the Darco, Cadeville, Douglass, and Laurel fields. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under our bank credit facility.

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

DevX Energy Acquisition.  In December 2001, we completed the acquisition of DevX Energy, Inc. (“DevX”) by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. Major fields acquired include the Gilmer field in East Texas and the J.C. Martin field in South Texas. DevX’s properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.

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

Black Stone Acquisition.  In May 1996, we acquired 100% of the capital stock of Black Stone Oil Company and interests in producing and undeveloped oil and gas properties located in South Texas for $100.4 million. We acquired interests in 19 wells, 7.7 net to us, that were located in the Double A Wells field in Polk County, Texas and we became the operator of most of the wells in the field. The net proved reserves acquired in this acquisition were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

Sonat Acquisition.  In July 1995, we purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. We acquired interests in 319 producing wells, 188.0 net to us. The acquisition included interests in the Beckville, Logansport, Waskom, Blocker and Hico-Knowles fields. The net proved reserves acquired in this acquisition were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV10 Value as of December 31, 2007:

	Oil	Gas	Total	PV10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	14,535	396,697	483,908	$1,839,988
Non-producing	10,304	162,891	224,714	1,065,362
Proved Undeveloped	10,303	278,264	340,078	869,004

Total Proved	35,142	837,852	1,048,700	3,774,354

Discounted Future Income Taxes				(830,517)

Standardized Measure of Discounted Future Net Cash Flows(1)				$2,943,837

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The reserves attributed to the minority interest ownership in Bois d’Arc Energy as of December 31, 2007 were 12,558 MBbls of oil and 127,522 MMcf of natural gas or 202,867 MMcfe of natural gas equivalent with a PV10 Value of $1,119.8 million and a standardized measure of future net cash flows of $908.1 million.

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

The PV 10 Value and standardized measure of discounted future net cash flows was determined based on the market prices for oil and natural gas on December 31, 2007. The market price for our oil production on December 31, 2007, after basis adjustments, was $90.67 per barrel as compared to $56.17 per barrel on December 31, 2006. The market price received for our natural gas production on December 31, 2007, after basis adjustments, was $6.87 per Mcf as compared to $5.70 per Mcf on December 31, 2006.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2005, 2006 or 2007 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2007, we drilled development and exploratory wells as set forth in the table below.

	Onshore						Offshore						Total
	2005		2006		2007		2005		2006		2007		2005		2006		2007
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Development:
Oil	2	1.9	8	7.6	5	4.8	3	3.0	—	—	4	4.0	5	4.9	8	7.6	9	8.8
Gas	70	46.5	105	75.9	152	115.7	6	5.2	2	1.7	1	1.0	76	51.7	107	77.6	153	116.7
Dry	—	—	4	2.2	3	2.6	2	2.0	—	—	3	2.4	2	2.0	4	2.2	6	5.0

	72	48.4	117	85.7	160	123.1	11	10.2	2	1.7	8	7.4	83	58.6	119	87.4	168	130.5

Exploratory:
Oil	—	—	—	—	—	—	2	1.5	—	—	—	—	2	1.5	—	—	—	—
Gas	1	.2	3	2.0	1	0.6	8	6.4	8	7.0	2	1.6	9	6.6	11	9.0	3	2.2
Dry	2	1.2	2	2.0	4	2.5	1	0.6	3	2.5	5	3.0	3	1.8	5	4.5	9	5.5

	3	1.4	5	4.0	5	3.1	11	8.5	11	9.5	7	4.6	14	9.9	16	13.5	12	7.7

Total	75	49.8	122	89.7	165	126.2	22	18.7	13	11.2	15	12.0	97	68.5	135	100.9	180	138.2

In 2008 to the date of this report, we have drilled twenty-three wells, 15.3 net to us, all of which have been successful. As of the date of this report, we have seven wells, 5.3 net to us, that are in the process of drilling.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2007:

	Oil		Gas
	Gross	Net	Gross	Net

Onshore:
Arkansas	—	—	15	8.0
Kansas	—	—	12	4.5
Kentucky	—	—	92	82.5
Louisiana	5	2.4	274	137.2
Mississippi	71	60.9	3	1.1
New Mexico	—	—	95	13.9
Oklahoma	3	.4	137	19.7
Texas	63	39.5	1,062	543.6
Wyoming	—	—	32	2.2

Total Onshore	142	103.2	1,722	812.7

Offshore Gulf of Mexico:
Louisiana	15	13.7	9	6.4
Federal	46	30.5	75	57.7

Total Offshore	61	44.2	84	64.1

Total	203	147.4	1,806	876.8

We operate 1,014 of the 2,009 producing wells presented in the above table. As of December 31, 2007 we owned interests in 42 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2007. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Onshore:
Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	785	785
Louisiana	100,960	64,590	5,541	2,456
Mississippi	4,304	1,777	7,485	5,101
New Mexico	7,120	697	4,803	2,113
Oklahoma	38,080	5,707	—	—
Texas	267,652	165,552	36,298	9,083
Wyoming	13,440	927	—	—

Total Onshore	446,442	249,771	54,912	19,538

Offshore Gulf of Mexico:
Louisiana	6,660	5,574	1,399	1,399
Federal	231,271	170,920	150,202	149,152

Total Offshore	237,931	176,494	151,601	150,551

Total	684,373	426,265	206,513	170,089

Our offshore undeveloped acreage, which represents 89% of our total net undeveloped acreage, expires as follows:

Expires in 2008	24%
Expires in 2009	28%
Expires in 2010	11%
Expires in 2011	13%
Expires in 2012	7%
Expires in 2013	10%
Expires in 2017	7%

100%

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is primarily sold under short-term contracts and priced on first of the month index prices or on daily spot market prices. Approximately 65% of our 2007 natural gas sales were priced utilizing index prices and approximately 35% were priced utilizing daily spot prices. Two subsidiaries of Shell Oil Company accounted for approximately 53% of our total 2007 sales. The loss of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

Competition

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties and leases for oil and gas exploration.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 43,382 square feet at a monthly rate of $81,341 and in Houston, Texas covering 16,285 square feet at a monthly rate of $28,600. These leases expire on July 31, 2014 and April 30, 2012, respectively. We also own production offices and pipe yard facilities near Marshall, Livingston, and Zapata, Texas; Logansport, Louisiana; Guston, Kentucky and Laurel, Mississippi.

Employees

As of December 31, 2007, we had 138 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age

M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	52
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	47
D. Dale Gillette	Vice President of Land and General Counsel	62
Mack D. Good	Chief Operating Officer	57
Stephen E. Neukom	Vice President of Marketing	58
Daniel K. Presley	Vice President of Accounting and Controller	47
Richard D. Singer	Vice President of Financial Reporting	53
David K. Lockett	Director	53
Cecil E. Martin, Jr.	Director	66
David W. Sledge	Director	51
Nancy E. Underwood	Director	56

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

Roland O. Burns has been our Senior Vice President since 1994, Chief Financial Officer and Treasurer since 1990, our Secretary since 1991 and a director since 1999. Mr. Burns also serves as Senior Vice President, Chief Financial Officer, Secretary and a director of Bois d’Arc Energy, Inc. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

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

Outside Directors

David K. Lockett has served as a director since July 2001. Mr. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 16 years and has spent the past 26 years in the technology industry. Mr. Lockett also serves as a director of Bois d’Arc Energy, Inc. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since October 1989. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director of Bois d’Arc Energy, Inc. and on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since May 1996. Mr. Sledge is currently a Vice President of Basic Energy Services, Inc. He was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services in April 2007. He served as an area operations manager for

Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. Mr. Sledge also serves as a director of Bois d’Arc Energy, Inc. He received a B.B.A. degree from Baylor University in 1979.

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

Available Information

Our executive offices are located at 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034. Our telephone number is (972) 668-8800. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information that is electronically filed with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on our website (www.comstockresources.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these are important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future. The prices we receive for our oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil and natural gas;
•	weather conditions;
•	the price and quantity of imports of crude oil and natural gas;
•	political conditions and events in other oil-producing and natural gas-producing countries, including embargoes, hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	domestic government regulation, legislation and policies;
•	the level of global oil and natural gas inventories;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	overall economic conditions.

Any continued and extended decline in the price of crude oil or natural gas will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the East Texas/North Louisiana and South Texas regions, as well as the Gulf of Mexico through our ownership interest in Bois d’Arc Energy, we may pursue acquisitions or properties located in other geographic areas.

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

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to our facilities and interrupt our production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration and development or result in loss of equipment and property. For example, our offshore operations were impacted in 2005 by hurricane and tropical storm activity.

We plan to conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents greater operating and financial risks than conventional shelf operations.

The deep shelf of the Gulf of Mexico is an area that has had limited historical drilling activity. This is due, in part, to its geological complexity and depth. Deep shelf development can be more expensive than conventional shelf projects as deep shelf development requires more actual drilling days and higher drilling and services costs due to extreme pressure and temperatures associated with greater drilling depths. Moreover, drilling expense and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions such as high temperature and pressure. Also, seismic interpretation of deeper, geopressured formations is more difficult than at shallower, normally pressured conventional well depths. Our overall exploration success rate has been 70%. Of the 27 deep shelf wells that we have drilled, 17 successfully found hydrocarbons at geologic and drilling depths below 15,000 feet, for a success rate of 55%. This success rate is lower than our overall success rate, reflecting the fact that deep shelf drilling is inherently more risky than conventional shelf drilling. Deepwater development costs can also be significantly higher than shelf development costs because deepwater drilling requires bigger installation equipment; sophisticated sea floor production handling equipment; expensive, state-of-the-art platforms and/or investment in infrastructure. Accordingly, we cannot assure you that our oil and natural gas exploration activities, in the deep shelf, the deepwater and elsewhere, will be commercially successful.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $760.0 million in debt as of December 31, 2007, and our ratio of total debt to total capitalization was approximately 50%.

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

As of December 31, 2007, 32% of our total proved reserves are undeveloped and 21% are developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

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

		High	Low

2006 —	First Quarter	$34.25	$25.43
	Second Quarter	$33.53	$24.79
	Third Quarter	$30.99	$24.84
	Fourth Quarter	$33.80	$23.97

2007 —	First Quarter	$32.49	$25.14
	Second Quarter	$31.81	$27.03
	Third Quarter	$32.89	$24.62
	Fourth Quarter	$39.44	$30.85

As of February 28, 2008, we had 45,511,845 shares of common stock outstanding, which were held by 319 holders of record and approximately 14,700 beneficial owners who maintain their shares in “street name” accounts.

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

During the fourth quarter of 2007, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2007:

Number of securities
	Number of securities		authorized for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding outstanding
	warrants and rights	warrants and rights	options, warrants and rights)

Equity compensation plans approved by stockholders	914,970	$16.68	350,306 (1)

(1)	Plus 1% of the outstanding shares of common stock each year beginning on each subsequent January 1.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2007 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Effective January 1, 2006, we began including Bois d’Arc Energy in our financial statements as a consolidated subsidiary. Our financial statements for data and periods prior to January 1, 2006 have not been adjusted. For comparative purposes, financial information for 2005 is also presented on a pro forma to reflect Bois d’Arc Energy as a consolidated subsidiary.

Statement of Operations Data:

	Year Ended December 31,
				2005
	2003	2004	2005	Pro Forma	2006	2007
	(In thousands, except per share data)

Oil and gas sales	$235,102	$261,647	$303,336	$449,242	$511,928	$687,073
Operating expenses:
Oil and gas operating(1)	45,746	52,068	50,966	81,356	107,303	123,632
Exploration	4,410	15,610	19,725	33,693	20,132	43,079
Depreciation, depletion and amortization	61,169	63,879	63,338	95,977	153,922	243,619
Impairment	4,255	1,648	3,400	3,990	10,444	826
General and administrative, net	7,006	14,569	16,533	24,017	31,769	42,682

Total operating expenses	122,586	147,774	153,962	239,033	323,570	453,838

Income from operations	112,516	113,873	149,374	210,209	188,358	233,235
Other income (expenses):
Interest income	73	1,207	1,604	610	1,012	1,389
Other income	223	166	209	209	781	685
Interest expense	(29,860)	(21,182)	(20,272)	(21,365)	(27,429)	(41,326)
Loss of disposal of assets	—	—	—	(89)	—	—
Formation costs of Bois d’Arc Energy	—	(1,101)	—	—	—	—
Gain on sale of stock by Bois d’Arc Energy	—	—	28,797	28,797	—	—
Gain (loss) from derivatives	(3)	(155)	(13,556)	(13,556)	10,716	—
Loss on early extinguishment of debt	—	(19,599)	—	—	—	—

Total other income (expense)	(29,567)	(40,664)	(3,218)	(5,394)	(14,920)	(39,252)

Income before income taxes, equity in loss of Bois d’Arc Energy, and minority interest in earnings of Bois d’Arc Energy	82,949	73,209	146,156	204,815	173,438	193,983
Income tax expense	(29,682)	(26,342)	(35,815)	(161,623)	(74,339)	(85,177)
Equity in loss of Bois d’Arc Energy	—	—	(49,862)	—	—	—
Minority interest in earnings of Bois d’Arc Energy	—	—	—	17,287	(28,434)	(39,905)

Net income before cumulative effect of change in accounting principle	53,267	46,867	60,479	60,479	70,665	68,901
Cumulative effect of change in accounting principle	675	—	—	—	—	—

Net income	53,942	46,867	60,479	60,479	$70,665	68,901
Preferred stock dividends	(573)	—	—	—	—	—

Net income attributable to common stock	$53,369	$46,867	$60,479	$60,479	$70,665	$68,901

Basic net income per share:
Before cumulative effect of change in accounting principle	$1.65	$1.37	$1.54	$1.54	$1.67	$1.59
Cumulative effect of change in accounting principle	0.02	—	—	—	—	—

	$1.67	$1.37	$1.54	$1.54	$1.67	$1.59

Diluted net income per share:
Before cumulative effect of change in accounting principle	$1.51	$1.29	$1.47	$1.47	$1.61	$1.54
Cumulative effect of change in accounting principle	0.02	—	—	—	—	—

	$1.53	$1.29	$1.47	$1.47	$1.61	$1.54

Weighted average shares outstanding:
Basic	31,964	34,187	39,216	39,216	42,220	43,415

Diluted	35,275	36,252	41,154	41,154	43,556	44,405

(1)	Includes lease operating costs and production and ad valorem taxes.

Balance Sheet Data:

	Year Ended December 31,
				2005
	2003	2004	2005	Pro Forma	2006	2007
	(In thousands)

Cash and cash equivalents	$5,343	$2,703	$89	$12,132	$10,715	$24,406
Property and equipment, net	698,686	827,761	706,928	1,368,859	1,773,626	2,222,875
Investment in Bois d’Arc Energy	—	—	252,134	—	—	—
Total assets	746,356	941,476	1,016,663	1,477,307	1,878,125	2,354,387
Total debt	306,623	403,150	243,000	312,000	458,250	762,588
Stockholders’ equity	289,656	355,853	582,859	582,859	682,563	771,644
Cash flows provided by operating activities	153,785	171,351	217,954	322,744	364,605	446,305
Cash flows used for investing activities	(92,930)	(258,061)	(207,086)	(512,692)	(529,751)	(745,371)
Cash flows provided by (used for) financing activities	(57,194)	84,070	(13,482)	198,408	163,729	312,757

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, discovery and production of oil and natural gas in the United States. We own interests in 2,009 (1,024.2 net to us) producing oil and natural gas wells and we operate 1,014 of these wells. We own a controlling interest in Bois d’Arc Energy, an independent exploration company that owns interests in offshore producing oil and natural gas wells in the Gulf of Mexico. The results of Bois d’Arc Energy have been included in our consolidated financial statements beginning January 1, 2006. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our future growth will be driven primarily by acquisition, development and exploration activities. Under our current drilling budget, we plan to spend approximately $526.0 million in 2008 for development and exploration activities. We plan to drill approximately 108 development wells, 77.7 net to us, and 23 exploratory wells, 15.4 net to us in 2008. However, the number of wells that we drill in 2008 will be subject to the availability of drilling rigs that we can hire. In addition, we could increase or decrease the wells that we drill depending on oil and natural gas prices. We do not budget for acquisitions as the timing and size of acquisitions are not predictable. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Our operating costs are generally comprised of several components, including costs of field personnel, insurance, repair and maintenance costs, production supplies, fuel used in operations, transportation costs, workover expenses and state production and ad valorem taxes.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $52.6 million as of December 31, 2007.

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

During 2006, we acquired additional shares of common stock of Bois d’Arc Energy, which increased our direct ownership interest in Bois d’Arc Energy. As a result, we obtained voting control of Bois d’Arc Energy through our direct share ownership combined with the share ownership of members of our Board of Directors. The results of Bois d’Arc Energy are included in our financial statements as a consolidated subsidiary, and as permitted by generally accepted accounting principles, consolidated revenues, expenses and cash flows for 2006 reflect Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006. Financial statements for dates and periods prior to January 1, 2006, have not been adjusted. Although the inclusion of Bois d’Arc Energy as a consolidated subsidiary had no impact on our net income, comparisons of the separate components of our results of operations are significantly impacted by this change. In order to provide more meaningful information regarding comparisons of our results for the year ended December 31, 2006, our discussion of our operating results and capital expenditures is presented based upon a comparison of actual 2006 results to pro forma results for 2005 adjusted to include Bois d’Arc Energy as a consolidated subsidiary.

The onshore data in the tables below contains the results of operations for our direct ownership in our onshore oil and gas properties. The offshore data contains the results of operations of Bois d’Arc Energy. The 2007 and 2006 data and the pro forma 2005 data reflect 100% of the operations of Bois d’Arc Energy. The historical 2005 results reflect only our proportionate share of Bois d’Arc Energy’s operations.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our operating data for 2007 and 2006 is summarized below:

	Onshore	Offshore	Total

Year Ended December 31, 2007
Net Production Data:
Oil (MBbls)	1,008	1,671	2,679
Natural gas (MMcf)	39,231	32,186	71,417
Natural gas equivalent (MMcfe)	45,282	42,211	87,493
Average Sales Price:
Oil ($/Bbl)	$60.96	$74.15	$69.18
Natural gas ($/Mcf)	$6.89	$7.19	$7.03
Average equivalent price ($/Mcfe)	$7.32	$8.42	$7.85
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.43	$1.39	$1.41
Depreciation, depletion and amortization(2)	$2.76	$2.72	$2.77

Year Ended December 31, 2006
Net Production Data:
Oil (MBbls)	921	1,383	2,304
Natural gas (MMcf)	30,271	23,183	53,454
Natural gas equivalent (MMcfe)	35,797	31,481	67,278
Average Sales Price:
Oil ($/Bbl)	$55.32	$64.66	$60.93
Natural gas ($/Mcf)	$6.81	$7.13	$6.95
Average equivalent price ($/Mcfe)	$7.19	$8.09	$7.61
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.51	$1.70	$1.59
Depreciation, depletion and amortization(2)	$2.10	$2.45	$2.28

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales increased $175.1 million (34%) in 2007 to $687.1 million from $511.9 million in 2006. The increase in sales is primarily due to a 30% increase in our production combined with stronger oil prices in 2007. Our realized oil price increased by 14% and our realized natural gas price increased by 1% in 2007 as compared to 2006. Oil and gas sales from our onshore operations increased to $331.6 million, an increase of $74.4 million or 29%, from $257.2 million in 2006. This increase is attributable to the 27% increase in production driven primarily by our successful drilling activities and the higher oil and natural gas prices we realized. Our average onshore crude oil price increased by 10% and our average onshore natural gas price increased by 1% in 2007 as compared to prices in 2006. Sales from our offshore operations of $355.5 million in 2007 were 40% higher than offshore revenues in 2006 of $254.7 million mainly due to the 34% increase in production resulting from new wells drilled and the higher oil and natural gas prices realized. Our average offshore crude oil price realized increased 15% and our average offshore natural gas price realized increased by 1% in 2007 as compared to prices in 2006.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $16.3 million (15%) to $123.6 million in 2007 from $107.3 million in 2006. Oil and gas operating expenses per equivalent Mcf produced decreased $0.18 to $1.41 as compared to $1.59 in 2006. Onshore operating expenses for 2007 of $64.8 million increased by $10.9 million compared to 2006 due to the start-up of new wells and higher production taxes due to increased oil and gas prices. Offshore oil and gas operating costs for 2007 increased $5.4 million to $58.8 million mainly due to our 34% increase in production during 2007 as compared to production in 2006. Our average offshore operating cost per Mcfe produced decreased in 2007 as compared to 2006 due to our higher produced volumes and lower repair and maintenance costs. Operating costs in 2006 included $3.0 million of costs associated with repairs associated with hurricane damage in 2005.

Exploration expense.  In 2007, we incurred $43.1 million in exploration expense as compared to $20.1 million in 2006. The increase in exploration expense in 2007 primarily relates to nine dry holes drilled and the acquisition of 3-D seismic data. Exploration expense in 2006 included costs for five dry holes and costs incurred for seismic data acquisition.

DD&A.  Depreciation, depletion and amortization (“DD&A”) increased $89.7 million (58%) to $243.6 million in 2007 from $153.9 million in 2006. This increase resulted from our 30% increase in production in 2007 as compared to 2006 and an increase in our average DD&A rate per Mcfe produced. DD&A associated with our onshore properties increased by $52.0 million to $128.3 million in 2007. Onshore production increased 27% and the onshore DD&A rate per Mcfe produced increased to $2.76 in 2007 as compared to $2.10 in 2006. The increase in the DD&A rate results from the higher costs of properties acquired in late 2006 and 2007 and an increase in capitalized costs on our existing onshore properties. DD&A expense for our offshore properties increased by $37.7 million to $115.3 million in 2007. Offshore production increased 34% in 2007 as compared to 2006 and the offshore DD&A rate per Mcfe produced increased to $2.72 in 2007 from $2.45 in 2006. The increase in the offshore DD&A rate resulted from higher capitalized costs associated with our new wells drilled.

Impairment.  We recorded impairments to our oil and gas properties of $0.8 million in 2007 and $10.4 million in 2006. The impairments in 2007 relate to minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves. Impairments in 2006 included $7.9 million related to a property that was held for resale. Subsequently the plan to sell the property was cancelled. The impairment in 2006 reflected this property’s estimated fair market value at the time the plan to sell the property changed.

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, of $42.7 million for 2007 were 34% higher than general and administrative expenses of $31.8 million for 2006. The increase primarily reflects higher personnel costs resulting from increased hiring to support our operating activities and an increase of $5.9 million in stock based compensation in 2007 as compared to 2006, including $1.7 million in costs for accelerated vesting for Bois d’Arc Energy’s former chief executive officer, who retired in November 2007.

Interest expense.  Interest expense increased $13.9 million (51%) to $41.3 million in 2007 from $27.4 million in 2006. The increase was primarily due to higher outstanding borrowings and an increase in interest rates. Average borrowings under our bank credit facilities increased to $394.0 million in 2007 as compared to $188.6 million for 2006. The average interest rate on the outstanding borrowings under our credit facilities increased to 6.6% in 2007 as compared to 6.5% in 2006.

Minority Interest.  Minority interest in earnings of Bois d’Arc Energy of $39.9 million for 2007 increased $11.5 million from minority interest in earnings of $28.4 million for 2006 due to Bois d’Arc Energy’s higher net income in 2007.

Income taxes.  Income tax expense increased in 2007 to $85.2 million from $74.3 million in 2006 due to our higher pre-tax income in 2007. The increase in our effective tax rate to 43.9% in 2007 from 42.9% in 2006 is primarily due to higher deferred taxes associated with the increased earnings of Bois d’Arc Energy in 2007 as compared to 2006.

Net income.  We reported net income of $68.9 million in 2007, as compared to net income of $70.7 million in 2006. Net income per share for 2007 was $1.54 on 44.4 million weighted average diluted shares outstanding as compared to $1.61 for 2006 on 43.6 million weighted average diluted shares outstanding.

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

Oil and gas sales.  Our oil and gas sales increased $62.7 million (14%) in 2006 to $511.9 million from pro forma consolidated sales of $449.2 million in 2005. This increase primarily reflects a 22% increase in production and higher prices for crude oil which were partially offset by lower natural gas prices in 2006. Prices for crude oil increased by 18% in 2006 as compared to our prices for crude oil in 2005. Our average natural gas price decreased by 14% in 2006 as compared to our average gas price in 2005. The higher production was primarily due to new wells drilled and the restoration of certain of our offshore production with the return to service of pipelines and facilities in 2006 after being shut in due to hurricanes in 2005. Oil and gas sales from our onshore operations decreased to $257.2 million, a decrease of $7.6 million or 3%, from sales of $264.8 million in 2005. This decrease is attributable to the lower natural gas prices we realized in 2006 as compared to 2005, which was partially offset by an 8% increase in production. The increase in production was mainly due to production from the properties we acquired in 2005. Our average onshore crude oil price increased by 12% and our average onshore natural gas price decreased by 14% in 2006 as compared to prices in 2005. Sales from our offshore operations of $254.7 million in 2006 were 38% higher than offshore revenues in 2005 of $184.4 million mainly due to the 44% increase in production resulting from the restoration of pipelines and facilities offshore and production from new wells that we drilled. Our average offshore crude oil price realized increased 22% and our average offshore natural gas price realized decreased by 14% in 2006 as compared to prices in 2005.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $25.9 million (32%) to $107.3 million in 2006 from pro forma consolidated operating expenses of $81.4 million in 2005. Oil and gas operating expenses per equivalent Mcf produced increased $0.11 to $1.59 as compared to $1.48 in 2005. Onshore operating expenses for 2006 of $53.9 million increased by $9.6 million compared to 2005 due to costs associated with the properties we acquired in 2005 or drilled in 2006. Offshore oil and gas operating costs for 2006 increased $16.3 million to $53.4 million mainly due to our 44% increase in production during 2006 as compared to production in 2005. Our average offshore operating cost per Mcfe produced increased in 2006 as compared to 2005 due to our higher produced volumes and increased cost of services and materials for fuel, services and supplies, and higher insurance costs.

Exploration expense.  In 2006, we incurred $20.1 million in exploration expense as compared to pro forma consolidated exploration expense of $33.7 million in 2005. Exploration expense in 2006 primarily relates to dry hole expense for three offshore exploratory wells, two onshore exploratory wells, the acquisition and reprocessing of offshore 3-D seismic data, and impairment of unproved properties. Pro forma exploration expense in 2005 includes $16.7 million for a South Texas dry hole, the cost of one offshore exploratory dry hole and offshore seismic costs.

DD&A.  Depreciation, depletion and amortization (“DD&A”) increased $57.9 million (60%) to $153.9 million in 2006 from pro forma consolidated DDA expense of $96.0 million in 2005. Our DD&A rate per Mcfe produced averaged $2.28 in 2006 as compared to $1.74 for 2005. DD&A expense in 2006 for onshore operations increased $22.1 million or (42%) from 2005 due to higher production and an increase in the onshore amortization rate caused by higher capitalized costs of the development wells we drilled. Offshore DD&A expenses for 2006 increased $34.7 million or 81% from 2005 due to increased production and a higher the amortization rate. The offshore amortization rate results from higher capitalized costs associated with the wells we drilled and the installation of new production facilities

Impairment.  We recorded impairments to our oil and gas properties of $10.4 million in 2006 as compared to pro forma consolidated impairment expense of $4.0 million in 2005. Impairment of onshore properties of $8.8 million increased in 2006 over 2005 primarily due to impairment in 2006 of a property that was held for resale. Subsequently the plan to sell the property was cancelled. The impairment reflected this property’s estimated fair market value at the time the plan to sell the property changed. Offshore impairments of $1.6 million were related to several minor valued fields.

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

Minority Interest.  Minority interest in earnings of Bois d’Arc Energy of $28.4 million for 2006 increased $45.7 million from the pro forma minority interest in losses of $17.3 million for 2005 primarily due to Bois d’Arc Energy’s higher net income in 2006. This increase is mainly due to the absence of Bois d’Arc Energy’s one time tax provision of $108.2 million in 2005 associated with recognizing cumulative deferred tax liabilities when it converted from a limited liability company to a corporation.

Income taxes.  Income tax expense decreased in 2006 to $74.3 million from $161.6 million in 2005. The 2005 tax provision included a $108.2 million provision for deferred taxes related to Bois d’Arc Energy’s conversion to a corporation during 2005. Subsequent to Bois d’Arc Energy’s conversion to a corporation, we are including a deferred tax provision on the change in our investment in Bois d’Arc Energy.

Net income.  We reported net income of $70.7 million in 2006, as compared to net income of $60.5 million in 2005. Net income per share for 2006 was $1.61 on 43.6 million weighted average diluted shares outstanding as compared to $1.47 for 2005 on 41.2 million weighted average diluted shares outstanding.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2007, our net cash flow provided by operating activities totaled $446.3 million. Our other primary source of funds in 2007 was net borrowings of $302.0 million under our bank credit facilities. In 2006, our net cash flow provided by operating activities totaled $364.6 million. Our other primary source of funds in 2006 was a net increase of $143.0 million under our bank credit facilities. In 2005, our net cash flow provided by operating activities totaled $218.0 million and we received proceeds of $121.2 million from a public offering of our common stock. In 2005 we also increased the debt outstanding under our bank credit facilities by $179.0 million.

Our cash flow from operating activities in 2007 increased by $81.7 million to $446.3 million as compared to $364.6 million in 2006 primarily due to higher revenues which were attributable to our increased production and improved oil and natural gas prices. Our cash flow from operating activities in 2006 increased by $146.6 million to $364.6 million as compared to $218.0 million in 2005 primarily due to higher revenues which were attributable to our increased production and the consolidation of Bois d’Arc Energy’s cash flows. Our cash flow from operating activities in 2006 increased from pro forma 2005 cash flow from operating activities of $322.7 million due to the higher oil and gas production in 2006.

Our primary need for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties, and the repayment of our debt. Our capital expenditures in 2007 of $733.9 million increased by $197.6 million over 2006 capital expenditures of $536.3 million mostly due to acquisitions and increased drilling activity. Capital expenditures in 2006 of $536.3 million increased by $22.1 million over pro forma 2005 capital expenditures of $514.2 million primarily due to increased drilling activity.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
		Pro Forma
	2005	2005(1)	2006	2007
	(In thousands)

Exploration and development:
Acquisitions of proved oil and gas properties	$201,788	$201,788	$79,767	$191,290
Acquisitions of unproved oil and gas properties	2,027	6,935	10,010	15,115
Developmental leasehold costs	3,102	3,102	2,902	2,780
Development drilling	98,710	77,601	211,491	348,835
Exploratory drilling	26,106	78,228	136,759	103,521
Workovers and recompletions	21,100	34,561	41,646	44,771
Other development	2,580	109,300	50,764	26,266

	355,413	511,515	533,339	732,578
Other	849	2,637	2,924	1,340

Total	$356,262	$514,152	$536,263	$733,918

(1)	Pro forma for consolidating the capital expenditures of Bois d’Arc Energy as of January 1, 2005.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $526.0 million for development and exploration projects in 2008, which will be funded primarily by cash flows from operating activities and to a lesser extent borrowings under our bank credit facilities. Our operating cash flow and therefore, our capital expenditures are highly dependent on oil and natural gas prices, and in particular natural gas prices.

We spent $201.8 million, $79.8 million and $191.3 million on acquisitions during 2005, 2006 and 2007, respectively. Our acquisitions of producing oil and gas properties in 2007 included the acquisition of certain oil and natural gas properties and related assets from SWEPI LP, an affiliate of Shell Oil Company for $160.1 million in December, 2007 and the acquisition of additional working interests in the Javelina field in Hidalgo County in South Texas for $31.2 million in June, 2007. These acquisitions were funded with borrowings under Comstock’s bank credit facility.

Concurrent with the December 2007 acquisition, we entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. While we intend to obtain tax deferred treatment on gains from future sales of oil and gas properties, no assurance can be given that we will have future transactions that will qualify as a like-kind exchange or that we will achieve any tax-savings as a result of this structure. In connection with this reverse like-kind exchange, we assigned the right to acquire ownership in the oil and gas properties that were acquired from SWEPI LP to an exchange accommodation titleholder. We operate these properties pursuant to lease and management agreements. Because we are the primary beneficiary of these arrangements, the properties acquired are included in our consolidated balance sheet as of December 31, 2007, and we include all revenues earned and expenses incurred related to the properties in our results of operations during the term of the agreements. These agreements will terminate upon the transfer of the acquired properties from the exchange accommodation titleholder to us no later than June 25, 2008.

We do not have a specific acquisition budget for 2008 since the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have $175.0 million of senior notes outstanding. The senior notes are due March 1, 2012 and bear interest at 6 7/8%, which is payable semiannually on each March 1 and September 1. The senior notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

We have a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by substantially all of our and our wholly-owned subsidiaries’ assets and is guaranteed by all of our wholly-owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2007 the borrowing base was $575.0 million, $70.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused portion of the borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2007.

Bois d’Arc Energy has a $350.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the Bois d’Arc Energy credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base was $350.0 million, $270.0 million of which was available as of December 31, 2007. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The Bois d’Arc Energy credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at Bois d’Arc Energy’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the Bois d’Arc Energy credit facility is secured by substantially all of Bois d’Arc Energy’s and its subsidiaries’ assets, and all of Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The Bois d’Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5 to one. Bois d’Arc Energy was in compliance with these covenants as of December 31, 2007.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Bank credit facilities	$—	$80,000	$—	$505,000	$—	$—	$585,000
6 7/8% senior notes	—	—	—	—	175,000	—	175,000
Interest on debt	48,818	45,700	43,954	42,553	1,998	—	183,023
Operating leases	1,354	1,394	1,412	1,429	1,112	1,545	8,246
Acquisition of seismic data	8,250	—	—	—	—	—	8,250
Contracted drilling services	23,781	—	—	—	—	—	23,781

	$82,203	$127,094	$45,366	$548,982	$178,110	$1,545	$983,300

Future interest costs are based upon the interest rate on our outstanding senior notes and on the December 31, 2007 rate for our bank credit facilities.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2012. We record a separate liability for the fair value of these asset retirement obligations which totaled $52.6 million as of December 31, 2007.

Federal Taxation

At December 31, 2007, we had federal income tax net operating loss carryforwards of approximately $41.3 million. We have established a $23.0 million valuation allowance against part of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2021. The realization of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

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

Impairment of oil and gas properties.  We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period.

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

New accounting standards.  In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was not material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

In December 2007, the FASB concurrently issued SFAS No. 141R, “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. Both of these standards require measurements based on fair value as determined under the provisions of SFAS 157 and are effective for financial statements issued for fiscal years beginning after December 15, 2008. In addition, both of these standards also include expanded disclosure requirements.

SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the accounting and disclosures for any business combinations we engage in after January 1, 2009. However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 clarifies that all such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. If there is a loss of control of the subsidiary, SFAS 160 requires the retained interest to be recorded at fair value. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements which is expected to have a significant impact on our financial statements due to our ownership of Bois d’Arc Energy.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $2.6 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $69.7 million.

We periodically use derivative transactions with respect to a portion of our oil and natural gas production to mitigate our exposure to price changes. While the use of these derivative arrangements limits the downside risk of price declines, such use may also limit any benefits which may be derived from price increases. We use swaps, floors and collars to hedge oil and natural gas prices. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts quoted on the New York Mercantile Exchange. Generally, when the applicable settlement price is less than the price specified in the contract, we receive a settlement from the counterparty based on the difference multiplied by the volume hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, we pay the counterparty based on the difference. We generally receive a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, we generally receive a settlement from the counterparty when the settlement price is below the floor and pay a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and the cap. We had no derivative financial instrument outstanding as of December 31, 2007.

In January 2008, we entered into a natural gas price hedge for certain of our natural gas properties in South Texas. The hedge was structured as a natural gas price swap which fixed the price at $8.00 per Mmbtu for delivery at the Houston Ship Channel of 520,000 Mmbtus of natural gas per month for the period February 2008 to December 2009.

Interest Rates

At December 31, 2007, we had long-term debt of $760.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. The fair market value of the fixed rate debt as of December 31, 2007 was $165.8 million based on the market price of 95% of the face amount. At December 31, 2007, we had $585.0 million outstanding under our bank credit facilities, which were subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2007, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $5.9 million. We had no interest rate derivatives outstanding during 2007 or at December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-35 of this report.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to “Business — Directors, Executive Officers and Other Management” in this Form 10-K and to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2008 annual meeting, which will be filed with the SEC within 120 days of December 31, 2007, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-35 of this report:

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.	Description

4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8 Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1#	Employment Agreement dated June 1, 2002, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.2#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.3#	Employment Agreement dated June 1, 2002, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
10.4#	First Amendment to Employment Agreement dated July 16, 2004, by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.5#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.6#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.7#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10.8#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.9	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.10	Contribution Agreement dated July 16, 2004, among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Balckie, Haro Investments LLC, such other persons listed on the signature pages thereto, Comstock Offshore LLC, and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.11	Amended and Restated Operating Agreement, dated as of August 23, 2004, to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 [File No. 33-119511] filed by Bois d’Arc Energy, LLC on October 4, 2004).
10.12	Services Agreement dated July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit No.	Description

10.13	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.14	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.(incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.15	Amended and Restated Operating Agreement dated as of August 23, 2004, to be effective July 16, 2004 of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to Bois d’Arc Energy’s Registration Statement on Form S-1 (File No. 333-19511)).
10.16	Stock Purchase Agreement dated August 25, 2006, between Bois d’Arc Energy, Inc. and Comstock Resources, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 25, 2006).
10.17	Second Amended and Restated Credit Agreement, dated December 15, 2006, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10.18*	Waiver and Borrowing Base Redetermination Agreement, dated December 20, 2007, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents.
10.19	Purchase and Sale Agreement between SWEPI LP and Comstock Oil and Gas, LP dated November 26, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 26, 2007).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2008

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2008

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 28, 2008

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 28, 2008

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 28, 2008

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 28, 2008

COMSTOCK RESOURCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” in accounting for equity-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2008

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2007

	December 31,
	2006	2007
	(In thousands)

ASSETS
Cash and Cash Equivalents	$10,715	$24,406
Accounts Receivable:
Oil and gas sales	56,328	73,873
Joint interest operations	19,233	16,788
Other Current Assets	12,552	9,438

Total current assets	98,828	124,505
Property and Equipment:
Unevaluated oil and gas properties	13,645	18,880
Oil and gas properties, successful efforts method	2,511,782	3,173,646
Other	8,483	9,777
Accumulated depreciation, depletion and amortization	(760,284)	(979,428)

Net property and equipment	1,773,626	2,222,875
Other Assets	5,671	7,007

	$1,878,125	$2,354,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term Debt	$3,250	$2,588
Accounts Payable	132,504	109,195
Accrued Expenses	16,107	19,017

Total current liabilities	151,861	130,800
Long-term Debt	455,000	760,000
Deferred Income Taxes Payable	311,236	371,896
Reserve for Future Abandonment Costs	57,116	52,606
Minority Interest in Bois d’Arc Energy	220,349	267,441
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 44,395,495 and 45,428,095 shares issued and outstanding at December 31, 2006 and 2007, respectively	22,197	22,714
Additional paid-in capital	367,323	386,986
Retained earnings	293,043	361,944

Total stockholders’ equity	682,563	771,644

	$1,878,125	$2,354,387

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands, except per share amounts)

Oil and gas sales	$303,336	$511,928	$687,073
Operating expenses:
Oil and gas operating	50,966	107,303	123,632
Exploration	19,725	20,132	43,079
Depreciation, depletion and amortization	63,338	153,922	243,619
Impairment	3,400	10,444	826
General and administrative, net	16,533	31,769	42,682

Total operating expenses	153,962	323,570	453,838

Income from operations	149,374	188,358	233,235
Other income (expenses):
Interest income	1,604	1,012	1,389
Other income	209	781	685
Interest expense	(20,272)	(27,429)	(41,326)
Gain on sale of shares by Bois d’Arc Energy	28,797	—	—
Gain (loss) on derivatives	(13,556)	10,716	—

Total other income (expenses)	(3,218)	(14,920)	(39,252)

Income before income taxes, minority interest and
equity in earnings of Bois d’Arc Energy	146,156	173,438	193,983
Provision for income taxes	(35,815)	(74,339)	(85,177)
Equity in loss of Bois d’Arc Energy	(49,862)	—	—
Minority interest in earnings of Bois d’Arc Energy	—	(28,434)	(39,905)

Net income	$60,479	$70,665	$68,901

Net income per share:
Basic	$1.54	$1.67	$1.59

Diluted	$1.47	$1.61	$1.54

Weighted average shares outstanding:
Basic	39,216	42,220	43,415

Diluted	41,154	43,556	44,405

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

		Common	Additional
	Common	Stock	Paid-In	Retained
	Shares	Par Value	Capital	Earnings	Total
	(In thousands)

Balance at December 31, 2004	35,649	$17,824	$176,130	$161,899	$355,853
Public offering of common stock	4,545	2,273	118,977	—	121,250
Stock issuance costs	—	—	(175)	—	(175)
Exercise of stock options and warrants	2,433	1,217	24,376	—	25,593
Tax benefit of stock option exercises	—	—	15,609	—	15,609
Stock-based compensation	342	171	4,079	—	4,250
Net income	—	—	—	60,479	60,479

Balance at December 31, 2005	42,969	21,485	338,996	222,378	582,859

Exercise of stock options and warrants	1,083	541	15,407	—	15,948
Tax benefit of stock option exercises	—	—	6,218	—	6,218
Stock-based compensation	343	171	6,702	—	6,873
Net income	—	—	—	70,665	70,665

Balance at December 31, 2006	44,395	22,197	367,323	293,043	682,563

Exercise of stock options and warrants	596	298	2,571	—	2,869
Tax benefit of stock option exercises	—	—	6,522	—	6,522
Stock-based compensation	437	219	10,570	—	10,789
Net income	—	—	—	68,901	68,901

Balance at December 31, 2007	45,428	$22,714	$386,986	$361,944	$771,644

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,479	$70,665	$68,901
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition effects:
Stock-based compensation	5,419	13,249	19,162
Excess tax benefit from stock based compensation	—	(6,218)	(6,522)
Depreciation, depletion and amortization	63,338	153,922	243,619
Debt issuance costs amortization	942	1,649	1,158
Impairment of oil and gas properties	3,400	10,444	826
Deferred income taxes	31,201	66,550	67,780
Equity in loss of Bois d’Arc Energy	49,862	—	—
Minority interest in earnings of Bois d’Arc Energy	—	28,434	39,905
Gain on sale of shares by Bois d’Arc Energy	(28,797)	—	—
Dry hole costs and leasehold impairments	16,889	14,351	35,899
Loss (gain) on derivatives	13,556	(10,716)	—
Increase in accounts receivable	(13,030)	(2,917)	(15,100)
Decrease in other current assets	616	3,526	2,452
Increase (decrease) in accounts payable and accrued expenses	14,079	21,666	(11,775)

Net cash provided by operating activities	217,954	364,605	446,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(356,262)	(529,225)	(743,041)
Advances to Bois d’Arc Energy	(6,421)	—	—
Repayments from Bois d’Arc Energy	158,066	—	—
Payments to settle derivatives	(2,469)	(526)	—
Deposits paid for offshore leases	—	—	(2,330)

Net cash used for investing activities	(207,086)	(529,751)	(745,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	179,000	190,000	357,000
Debt issuance costs	—	(1,563)	(385)
Principal payments on debt	(339,150)	(47,000)	(52,000)
Proceeds from common stock issuances	146,843	15,948	2,869
Proceeds from common stock issuances by Bois d’Arc Energy	—	126	693
Stock issuance costs	(175)	—	—
Repurchase of common stock by Bois d’Arc Energy	—	—	(1,942)
Excess tax benefit from stock based compensation	—	6,218	6,522

Net cash provided by (used for) financing activities	(13,482)	163,729	312,757

Net increase (decrease) in cash and cash equivalents	(2,614)	(1,417)	13,691
Cash and cash equivalents, beginning of year	2,703	89	10,715
Bois d’Arc Energy cash and equivalents as of January 1, 2006	—	12,043	—

Cash and cash equivalents, end of year	$89	$10,715	$24,406

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Accounting policies used by Comstock Resources, Inc. (the “Company”) reflect oil and natural gas industry practices and conform to accounting principles generally accepted in the United States of America.

Basis of Presentation and Principles of Consolidation

The Company is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned subsidiaries (“Comstock”) and, effective January 1, 2006, Bois d’Arc Energy, Inc. (collectively, “the Company”). The consolidated financial statements also include the accounts of a variable interest entity where the Company is the primary beneficiary of the arrangements. See Note 2. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Investment in Bois d’Arc Energy

In July 2004 the Company contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy, LLC $83.2 million of related debt in exchange for an approximate 60% ownership in Bois d’Arc Energy, LLC. On May 10, 2005 Bois d’Arc Energy, LLC was converted to a corporation and changed its name to Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”). On May 11, 2005 Bois d’Arc Energy completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. Bois d’Arc Energy sold 12.0 million shares of common stock and received net proceeds of $145.1 million and a selling stockholder sold 1.5 million shares. Bois d’Arc Energy used the proceeds from its initial public offering together with borrowings under a new bank credit facility to repay $158.0 million in outstanding advances from Comstock. As a result of Bois d’Arc Energy’s conversion to a corporation and the offering, Comstock’s ownership in Bois d’Arc Energy decreased to 48% and Comstock discontinued accounting for its interest in Bois d’Arc Energy using the proportionate consolidation method and began using the equity method to account for its investment in Bois d’Arc Energy.

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

During 2006 and 2007, Comstock acquired 2,288,900 additional shares of Bois d’Arc Energy for $36.5 million which increased its ownership of Bois d’Arc Energy’s common stock to 32,224,661 shares or 49%. Comstock also has voting agreements with each of its directors that own shares of Bois d’Arc Energy’s common stock pursuant to which Comstock has the right to vote such shares on behalf of the directors. As a result, the Company has voting control of Bois d’Arc Energy through the combined share ownership by Comstock and the members of its Board of Directors. Upon obtaining voting control of Bois d’Arc Energy,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock began including Bois d’Arc Energy in its financial statements as a consolidated subsidiary. The Company currently intends to maintain its controlling interest by acquiring additional shares of Bois d’Arc Energy common stock, through open market purchases and other negotiated transactions, as appropriate. Consolidated revenues, expenses and cash flows for 2006 reflect Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006. The Company’s financial statements for dates and periods prior to January 1, 2006, have not been adjusted. The inclusion of Bois d’Arc Energy as a consolidated subsidiary in the Company’s financial statements had no impact on the Company’s net income.

The following table summarizes the pro forma results as if Bois d’Arc Energy was consolidated in 2005:

	Year Ended December 31, 2005
		Consolidating	Pro Forma
	As Reported	Adjustments	Consolidated
		(In thousands)

Statement of Operations -
Total oil and gas sales	$303,336	$145,906	$449,242
Income from operations	149,374	60,835	210,209
Income before income taxes, minority interest and equity in earnings of Bois d’Arc Energy	146,156	58,659	204,815
Provision for income taxes	(35,815)	(125,808)	(161,623)
Minority interest in losses of Bois d’Arc Energy	—	17,287	17,287
Equity interest in losses of Bois d’Arc Energy	(49,862)	49,862	—

Net income	$60,479	$—	$60,479

In connection with its acquisitions of 2,288,900 additional common shares of Bois d’Arc Energy in 2006 and 2007, Comstock allocated the $36.5 million purchase price paid for the shares in excess of its underlying net book value in Bois d’Arc Energy of $19.0 million together with the related deferred income tax liability of $10.1 million to oil and gas properties in the accompanying consolidated balance sheet. This additional amount is being amortized over the productive lives of Bois d’Arc Energy’s oil and gas properties using the unit-of-production method. The pro forma impact of the acquisition of these shares was not material to the Company’s historical results of operations.

In December 2007, the board of directors of Bois d’Arc Energy approved a repurchase plan providing for repurchases of up to $100.0 million of Common Stock. During 2007, Bois d’Arc Energy repurchased 100,000 shares of outstanding common stock for $1.9 million.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments as of December 31, 2006 and 2007:

	2006		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Long-term debt, including current portion	$455,000	$450,406	$760,000	$750,813

The fair market value of the fixed rate debt was based on the market prices as of December 31, 2006 and 2007. The fair market value of the floating rate date approximates its carrying value.

The Company had no derivatives outstanding as of December 31, 2006 and 2007.

Other Current Assets

Other current assets at December 31, 2006 and 2007 consist of the following:

	As of December 31,
	2006	2007
	(In thousands)

Prepaid expenses	$9,889	$5,873
Pipe inventory	1,251	1,520
Income taxes receivable	1,386	1,367
Other	26	678

	$12,552	$9,438

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Cost centers for amortization purposes for onshore properties are determined on a field area basis and for offshore properties are determined based on wells sharing common production platforms and facilities. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company assesses the need for an impairment of the costs capitalized for its oil and gas properties costs on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period. The Company recognized impairment charges related to its oil and gas properties of $3.4 million, $10.4 million and $0.8 million in 2005, 2006, and 2007, respectively. The impairment in 2006 includes $7.9 million related to a property that was held for resale. Subsequently, the plan to sell the property was cancelled. The impairment reflected the property’s estimated fair market value at the time the plan to sell the property changed.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and interests in private aircraft which are depreciated over estimated useful lives ranging from five to 31 1/2 years on a straight-line basis.

Asset Retirement Obligation

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. Accretion of the discount is included as part of depreciation, depletion and amortization in the accompanying consolidated financial statements. The Company’s ARO’s relate to future plugging and abandonment costs of its oil and gas properties and related facilities disposal.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s total estimated liability:

	2005	2006	2007
		(In thousands)

Beginning asset retirement obligations	$19,248	$3,206	$57,116
Bois d’Arc Energy abandonment liability(1)	(16,915)	35,034	—
New wells placed on production and changes in estimates	266	18,134	(8,161)
Acquisition liabilities assumed	455	3,346	774
Liabilities settled	—	(5,145)	(759)
Accretion expense	152	2,541	3,636

Ending asset retirement obligations	$3,206	$57,116	$52,606

(1)	The Company’s share of the asset retirement obligations of Bois d’Arc Energy was reclassified to the Investment in Bois d’Arc Energy upon the change to the equity accounting method in 2005. Concurrent with including Bois d’Arc Energy as a consolidated subsidiary as of January 1, 2006, the asset retirement obligations of Bois d’Arc Energy are included in the Company’s financial statements.

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

Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. Comstock’s excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $15.6 million, $6.2 million and $6.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

Major Purchasers

In 2007, the Company had one purchaser of its oil and natural gas production that accounted for 53% of total oil and gas sales. In 2006, the Company had two purchases that accounted for 42% and 13% of total 2006 oil and gas sales. In 2005, Comstock had two purchasers that accounted for 15% and 12% of total 2005 oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2005, 2006 or 2007.

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

Earnings Per Share

Basic and diluted earnings per share for 2005, 2006 and 2007 were determined as follows:

	2005			2006			2007
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)

Basic Earnings Per Share:
Net Income	$60,479	39,216	$1.54	$70,665	42,220	$1.67	$68,901	43,415	$1.59

Diluted Earnings Per Share:
Net Income	$60,479	39,216	$1.54	$70,665	42,220	$1.67	$68,901	43,415	$1.59
Effect of Dilutive Securities:
Stock Grants and Stock Options	—	1,938		(488)	1,336		(697)	990

Net Income	$60,479	41,154	$1.47	$70,177	43,556	$1.61	$68,204	44,405	$1.54

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2005	2006	2007
	(In thousands
	except per share data)

Weighted average anti-dilutive stock options	7	117	235
Weighted average exercise price	$32.50	$32.52	$32.60

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 the Company’s cash investments consisted of overnight Eurodollar deposits with a bank and at December 31, 2007 the Company’s cash investments consisted of prime shares in an institutional preferred money market fund with a bank and overnight Eurodollar deposits with a bank.

	2005	2006	2007
	(In thousands)

Cash Payments:
Interest payments	$19,848	$25,620	$40,530
Income tax payments	$2,578	$5,871	$15,817

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

In December 2007, the FASB concurrently issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). Both of these standards require measurements based on fair value as determined under the provisions of SFAS 157 and are effective for financial statements issued for fiscal years beginning after December 15, 2008. In addition, both of these standards also include expanded disclosure requirements.

SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the accounting and disclosures for any business combinations the Company engages in after January 1, 2009. However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 clarifies that all such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. If there is a loss of control of the subsidiary, SFAS 160 requires the retained interest to be recorded at fair value. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements which is expected to have a significant impact on the Company’s financial statements due to its ownership of Bois d’Arc Energy.

(2)	Acquisitions

In December 2007, the Company acquired certain oil and gas properties in South Texas for $160.1 million in cash. The Company acquired proved oil and gas reserves of 70.1 billion cubic feet (“Bcf”) of natural gas. The transaction was funded with borrowings under the Company’s bank credit facility and the pro forma effect of the transaction was not material to the Company’s historical results of operations. Concurrent with the December, 2007 acquisition, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. While the Company intends to obtain tax deferred treatment on gains from future sales of oil and gas properties, no assurance can be given that future sales transactions will qualify as a like-kind exchange or that the Company will achieve any tax-savings as a result of this structure. In connection with this reverse like-kind exchange, Comstock assigned the right to acquire ownership in the oil and gas properties that were acquired in December 2007 to an exchange accommodation titleholder. Comstock operates these properties pursuant

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to lease and management agreements. Because the Company is the primary beneficiary of these arrangements, the properties acquired are included in its consolidated balance sheet as of December 31, 2007, and all revenues earned and expenses incurred related to the properties will be included in the Company’s consolidated results of operations during the term of the agreements. These agreements will terminate upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock no later than June 25, 2008.

In June 2007, the Company acquired additional working interests in the Javelina field in Hildalgo County in South Texas for $31.2 million. The additional interests acquired had proved reserves of approximately 9.1 Bcf of natural gas. The transaction was funded with borrowings under the Company’s bank credit facility, and the pro forma impact of this acquisition was not material to the Company’s historical results of operations.

In September 2006 the Company acquired oil and gas properties in South Texas for $67.2 million in cash. The Company acquired proved oil and gas reserves of 16.5 Bcfe as well as interest in unevaluated oil and gas reserves. The transaction was funded with borrowings under Comstock’s bank credit facility. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

On May 12, 2005, the Company completed an acquisition of certain oil and gas properties in East Texas, Louisiana and Mississippi and related assets for $190.9 million. The acquisition was funded with proceeds from a public offering of common stock completed in April 2005 and borrowings under Comstock’s bank credit facility. Set forth in the following table is certain unaudited pro forma financial information for the year ended December 31, 2005. This information has been prepared assuming the acquisition in May 2005 was consummated on January 1, 2005 and is based on estimates and assumptions deemed appropriate by the Company. The pro forma unaudited information is presented for illustrative purposes only. If the transaction had occurred in the past, the Company’s operating results might have been different from those presented in the following table. The unaudited pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred on January 1, 2005. The unaudited pro forma information also should not be used as an indication of the future results that the Company will achieve after the acquisition.

Year Ended
December 31, 2005
(In thousands,
except per share data)

Oil and gas sales	$312,673
Income from operations	152,326
Net income	61,669
Net income per share:
Basic	$1.53
Diluted	$1.46
Weighted average common and common stock equivalent shares outstanding:
Basic	40,374
Diluted	42,312

On July 6, 2005, Comstock acquired from certain parties additional working interests in 14 producing wells (5.6 net) in certain of the properties acquired in May 2005 for $10.9 million. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2006	2007
	(In thousands)

Unproved properties	$13,645	$18,880
Proved properties:
Leasehold costs	1,060,050	1,262,274
Wells and related equipment and facilities	1,451,732	1,911,372
Accumulated depreciation depletion and amortization	(757,861)	(976,193)

	$1,767,566	$2,216,333

  Costs Incurred

	2005	2006	2007
	(In thousands)

Property acquisitions —
Unproved properties	$2,027	$8,070	$12,787
Proved properties	202,055	83,680	192,063
Development costs	126,368	321,164	416,600
Exploration costs	31,456	142,539	110,701

	$361,906	$555,453	$732,151

Share of equity investee(1)	$71,725

(1)	Represents 48% of costs incurred by Bois d’Arc Energy from May 10, 2005 to December 31, 2005.

(4)  Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2006	2007
	(In thousands)

Comstock bank credit facility	$180,000	$505,000
Bois d’Arc Energy bank credit facility	100,000	80,000
6 7/8% senior notes due 2012	175,000	175,000

	$455,000	$760,000

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Comstock’s debt as of December 31, 2007 by year of maturity:

	2008	2009	2010	2011	2012	Total
	(In Thousands)

Comstock bank credit facility	$—	$—	$—	$505,000	$—	$505,000
Bois d’Arc Energy bank credit facility	—	80,000	—	—	—	80,000
6 7/8% senior notes	—	—	—	—	175,000	175,000

	$—	$80,000	$—	$505,000	$175,000	$760,000

Comstock has a $600.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly-owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2007, the borrowing base was $575.0 million, $70.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2007. Proceeds from the new credit facility were used to repay outstanding indebtedness under Comstock’s prior bank credit facility.

Bois d’Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base which is redetermined semi-annually based on the banks’ estimate of the future net cash flows of Bois d’Arc Energy’s oil and natural gas properties. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of Bois d’Arc Energy’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $350.0 million as of December 31, 2007, $270.0 million of which was available. The Bois d’Arc Energy credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Bois d’Arc Energy’s option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of Bois d’Arc Energy and its subsidiaries’ assets, and all of the Bois d’Arc Energy’s subsidiaries are guarantors of the indebtedness. The Bois d’Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires Bois d’Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. Bois d’Arc Energy was in compliance with these covenants as of December 31, 2007.

Comstock has $175.0 million of senior notes outstanding which mature on March 1, 2012. The senior notes bear interest at 6 7/8% which is payable semiannually on each March 1 and September 1. The notes are unsecured obligations of Comstock and are guaranteed by all of its wholly-owned subsidiaries.

(5)  Commitments and Contingencies

Commitments

The Company rents office space under noncancelable leases. Rent expense for the years ended December 31, 2005, 2006 and 2007 was $0.6 million, $1.1 million and $1.2 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)

2008	$1,354
2009	1,394
2010	1,412
2011	1,429
2012	1,112
Thereafter	1,545

$8,246

The Company has commitments to acquire seismic data totaling $8.3 million through December 2008. As of December 31, 2007, the Company had commitments for contracted drilling rigs of $23.8 million through September 2008.

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

(6)  Stockholders’ Equity

The authorized capital stock of Comstock consists of 50 million shares of common stock, $.50 par value per share (the “Common Stock”), and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2006 and 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2006 and 2007, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks senior to the Common Stock but junior to all other classes of preferred stock.

On April 4, 2005, Comstock completed a public offering of 4,545,454 shares of Common Stock at a price of $27.50 per share to the public. The net proceeds from the offering, after deducting underwriters’ discounts, of $121.2 million were used to partially fund an acquisition of oil and gas properties.

(7)  Incentive Plans

Comstock and Bois d’Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors. On June 23, 1999, the stockholders approved the 1999 Long-term Incentive Plan for management including officers, directors and managerial employees which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan authorize the grant of stock options and restricted stock to employees and directors of Comstock. The options under the Incentive Plans have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from six months to ten years from the grant date. As of December 31, 2007, the incentive plans provide for future awards of stock options or restricted stock grants of up to 350,306 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on January 1, 2007. On July 16, 2004, Bois d’Arc Energy’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect Bois d’Arc Energy’s conversion to a corporation. This incentive plan authorizes the grant of options to purchase shares of common stock and the grant of restricted shares of common stock in Bois d’Arc Energy. The options under this incentive plan have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Bois d’Arc Energy incentive plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of common stock of Bois d’Arc Energy.

During 2005, 2006 and 2007, the Company recorded $5.4 million, $13.2 million and $19.2, respectively, in stock-based compensation expense in general and administrative expenses, including $1.2 million, $6.4 million and $8.4 million in 2005, 2006 and 2007, respectively, attributable to Bois d’Arc Energy’s incentive plan. Bois d’Arc Energy’s stock-based compensation in 2007 includes $1.7 million for the acceleration in vesting in connection with the retirement of the Company’s former chief executive officer in November, 2007. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $15.6 million, $6.2 million and $6.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock Stock Options

Comstock amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding Comstock stock options for the years ended December 31, 2005, 2006 and 2007 was $0.6 million, $0.9 million and $1.6 million, respectively.

The following table summarizes the assumptions used to value Comstock’s stock options for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007

Weighted average grant date fair value	$15.08	$17.37	$10.32
Weighted average assumptions used:
Expected volatility	36.8%	35.4%	36.0%
Expected lives	8.2 yrs	8.9 yrs.	3.9 yrs.
Risk-free interest rates	4.3%	4.9%	4.9%
Expected dividend yield	—	—	—

The expected volatility for grants is calculated using an analysis of the historical volatility of Comstock’s common stock. Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The following table summarizes information related to Comstock’s stock options outstanding at December 31, 2007:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$6.42	2.5	170,750	170,750
$8.88	1.5	176,250	176,250
$9.20	1.0	177,750	177,750
$18.17	1.4	40,000	40,000
$18.20	2.0	34,500	34,500
$20.03	3.0	10,720	10,720
$20.92	2.4	40,000	40,000
$29.49	4.3	40,000	40,000
$32.44	4.4	40,000	40,000
$32.50	7.9	85,000	42,500
$33.22	9.0	100,000	25,000

	3.3	914,970	797,470

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information related to Comstock’s stock option activity under its employee incentive plans for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	2,734,870	$9.02	1,733,970	$9.83	1,468,970	$11.59
Granted	141,500	$29.23	144,000	$33.00	40,000	$29.49
Exercised	(1,141,400)	$10.29	(394,000)	$10.87	(588,500)	$4.70
Forfeited	(1,000)	$20.03	(15,000)	$32.50	(5,500)	$33.02

Outstanding at December 31	1,733,970	$9.83	1,468,970	$11.59	914,970	$16.68

Vested and Exercisable at December 31	1,567,470	$7.92	1,260,095	$8.07	797,470	$14.28

	2005	2006	2007
	(In thousands)

Cash received for options exercised	$11,748	$4,283	$2,765
Actual tax benefit realized	$21,972	$7,780	$17,307

As of December 31, 2007, total unrecognized compensation cost related to unvested Comstock stock options of $2.3 million was expected to be recognized over a period of 3.0 years. The aggregate intrinsic value of Comstock options outstanding at December 31, 2007 was $15.8 million based on the closing price for Comstock’s common stock on December 29, 2007. The aggregate intrinsic value of vested Comstock options was $15.7 million on December 31, 2007. Options granted in 2005, 2006 and 2007 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective dates. The total intrinsic value of Comstock options exercised was $22.0 million, $7.8 million and $17.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Comstock Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Total compensation expense recognized by Comstock for restricted stock grants was $3.6 million, $6.0 million and $9.2 million for the years ended December 31, 2005, 2006 and 2007, respectively. The fair

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of each restricted share on the date of grant is equal to its fair market price. A summary of Comstock restricted stock activity for the years ended December 31, 2005, 2006 and 2007 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Price

Outstanding at January 1, 2005	807,500	$17.38
Granted	342,000	$32.50
Vested	(56,250)	$6.42

Outstanding at December 31, 2005	1,093,250	$22.67
Granted	387,000	$32.85
Vested	(230,000)	$16.27
Forfeitures	(43,500)	$24.62

Outstanding at December 31, 2006	1,206,750	$27.08
Granted	436,500	$34.10
Vested	(183,750)	$19.50

Outstanding at December 31, 2007	1,459,500	$30.14

Total unrecognized compensation cost related to unvested Comstock restricted stock of $44.0 million as of December 31, 2007 is expected to be recognized over a period of 4.0 years. The fair value of Comstock restricted stock which vested in 2005, 2006 and 2007 was $1.5 million, $7.0 million and $5.7 million, respectively.

Bois d’Arc Energy stock options.  Bois d’Arc Energy amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized by Bois d’Arc Energy for all outstanding stock options for the years ended December 31, 2005, 2006 and 2007 was $2.7 million, $3.4 million and $4.4 million, respectively.

The following table summarizes the assumptions used to value Bois d’Arc Energy stock options for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007

Weighted average grant date fair value	$7.63	$9.63	$6.17
Weighted average assumptions used:
Expected volatility	37.0%	39.5%	36.4%
Expected lives	8.5 yrs.	9.8 yrs.	4.5 yrs.
Risk-free interest rates	4.2%	5.5%	4.9%
Expected dividend yield	—	—	—

The expected volatility for grants of Bois d’Arc options is calculated using an analysis of historical volatility of Bois d’Arc Energy’s common stock. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to Bois d’Arc Energy stock options outstanding at December 31, 2007:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$6.00	5.8	2,686,000	1,798,000
$12.00	7.4	10,500	1,500
$12.80	2.4	25,000	25,000
$12.88	9.2	30,000	—
$14.23	8.5	40,000	8,000
$15.55	7.6	182,500	8,500
$15.62	8.5	40,000	8,000
$16.47	7.8	172,500	27,000
$16.68	8.9	205,500	—
$16.75	8.6	30,000	6,000

$8.11	6.3	3,422,000	1,882,000

The following tables summarize information related to Bois d’Arc Energy option activity for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	2,800,000	$6.00	3,105,000	$6.84	3,350,500	$7.70
Granted	305,000	$14.60	364,000	$16.02	258,500	$16.24
Exercised	—		(19,500)	$6.46	(80,000)	$8.66
Forfeited	—		(99,000)	$11.65	(107,000)	$14.51

Outstanding at December 31	3,105,000	$6.84	3,350,500	$7.70	3,422,000	$8.11

Vested and Exercisable at December 31	560,000	$6.00	1,139,000	$6.24	1,882,000	$6.40

	2005	2006	2007
	(In thousands)

Cash received for options exercised	$—	$125	$693
Actual tax benefit realized	$—	$172	$731

As of December 31, 2007, total unrecognized compensation cost related to the Bois d’Arc Energy unvested options of $7.0 million was expected to be recognized over a period of 4.9 years. Bois d’Arc Energy options granted in 2005, 2006 and 2007 were granted with exercise prices equal to the closing prices of the Bois d’Arc Energy’s common stock on the respective dates of grant and, therefore, had no intrinsic value on such grant dates. The aggregate intrinsic value of Bois d’Arc Energy options outstanding at December 31, 2007 was $40.2 million based on the closing price for Bois d’Arc Energy’s common stock on December 29, 2007. The aggregate intrinsic value of vested Bois d’Arc Energy options was $25.3 million on December 31, 2007. The total intrinsic value of Bois d’Arc Energy options exercised for the year ended December 31, 2006 and 2007 were $0.2 million and $0.7 million, respectively. There were no options exercised prior to 2006.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bois d’Arc Energy Restricted Stock

The fair value of each restricted Bois d’Arc Energy share on the date of grant is equal to its market price. Bois d’Arc Energy amortizes the grant date fair value of the restricted shares over the vesting period using the straight-line method. Total compensation cost recognized for Bois d’Arc Energy restricted stock grants was $2.9 million, $3.0 million and $4.0 million for the years ended December 31, 2005, 2006 and 2007, respectively.

A summary of Bois d’Arc Energy restricted stock activity under the long-term incentive plan for the years ended December 31, 2005, 2006 and 2007 is presented below:

	Number of	Weighted
	Restricted	Average
	Shares (Units)	Grant Price

Outstanding at January 1, 2005	2,145,000	$6.80
Granted	10,000	$12.00
Vested	(429,000)	$6.80

Outstanding at December 31, 2005	1,726,000	$6.83
Granted	25,000	$15.48
Vested	(429,000)	$6.80
Forfeitures	(16,000)	$10.05

Outstanding at December 31, 2006	1,306,000	$6.97
Vested	(632,000)	$6.80
Forfeitures	(24,000)	$14.03

Outstanding at December 31, 2007	650,000	$6.80

Total unrecognized compensation cost related to Bois d’Arc Energy unvested restricted stock of $4.4 million as of December 31, 2007, is expected to be recognized over a period of 1.5 years. The fair value of Bois d’Arc Energy restricted stock which vested during 2005, 2006 and 2007 was $6.1 million, $6.8 million and $11.6 million, respectively.

Other Stock Purchase Warrants

The following table summarizes the other stock purchase warrants that were outstanding at December 31, 2007:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$13.59	1.5	50,900	50,900
$18.70	1.5	8,600	8,600
$19.46	1.5	120,000	120,000

$17.76	1.5	179,500	179,500

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes other stock purchase warrant activity during 2005, 2006 and 2007:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at January 1, 2005	2,167,499	$13.29
Exercised	(1,291,666)	$10.72

Outstanding at December 31, 2005	875,833	$17.08
Exercised	(688,733)	$16.94

Outstanding at December 31, 2006	187,100	$17.59
Exercised	(7,600)	$13.59

Outstanding and exercisable at December 31, 2007	179,500	$17.76

Warrants were exercised to purchase 1,291,666, 688,733 and 7,600 shares in 2005, 2006 and 2007, respectively. Such exercises yielded net proceeds of $13.8 million, $11.7 million and $0.1 million in 2005, 2006 and 2007, respectively.

(8)	Retirement Plans

The Company has 401(k) profit sharing plans which cover all of its employees and Bois d’Arc Energy. At its discretion, Comstock and Bois d’Arc Energy may match a certain percentage of the employees’ contributions to the plans. Matching contributions to the plans were $174,000, $240,000 and $339,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

(9)	Income Taxes

The following is an analysis of the consolidated income tax expense:

	2005	2006	2007
	(In thousands)

Current	$4,614	$7,789	$17,397
Deferred	31,201	66,550	67,780

	$35,815	$74,339	$85,177

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes, minority interest and equity in earnings of Bois d’Arc Energy, is due to the following:

	2005	2006	2007
	(In thousands)

Tax at statutory rate	$51,155	$60,703	$67,894
Tax effect of:
Provision (benefit) on undistributed earnings (loss) of Bois d’Arc Energy	(17,452)	9,307	13,568
Nondeductible stock-based compensation	1,533	3,224	3,515
State taxes, net of federal benefit	333	(45)	1,072
Deferred state taxes provided due to tax law changes	—	1,288	597
Other	246	(138)	(1,469)

Total	$35,815	$74,339	$85,177

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2006	2007

Tax at statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Provision (benefit) on undistributed earnings (loss) of Bois d’Arc Energy	(11.9)	5.4	7.0
Nondeductible stock-based compensation	1.0	1.9	1.8
State taxes, net of federal benefit	0.2	—	0.6
Deferred state taxes provided due to tax law changes	—	0.7	0.3
Other	0.2	(0.1)	(0.8)

Total	24.5%	42.9%	43.9%

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2006 and 2007 were as follows:

	2006	2007
	(In thousands)

Non-current deferred tax assets (liabilities):
Property and equipment	$(252,164)	$(300,504)
Other assets	1,695	2,571
Investment in Bois d’Arc Energy	(75,808)	(89,376)
Net operating loss carryforwards	14,854	14,466
Valuation allowance on net operating loss carryforwards	(8,043)	(8,043)
Other	8,230	8,990

Net non-current deferred tax liability	$(311,236)	$(371,896)

At December 31, 2007, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017-2021	$41,332
Alternative minimum tax credits	Unlimited	$6,974

The utilization of the net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23 million, with a tax effect of $8.0 million, has been established for the estimated net operating loss carryforwards that will not be utilized. Realization of the net operating carryforwards requires Comstock to generate taxable income within the carryforward period.

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

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference. Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. The Company had no derivative financial instruments outstanding as of December 31, 2006 and 2007.

The accompanying consolidated financial statements include a loss on derivative financial instruments of $13.6 million in 2005 and a gain on derivative financial instruments of $10.7 million in 2006. An unrealized loss of $11.1 million was recorded in 2005 and an unrealized gain of $11.2 million was recorded in 2006 to reflect the change in fair value of these instruments. The Company realized losses of $2.5 million and $0.5 million in 2005 and 2006, respectively, to settle positions which expired during the year.

In January 2008, Comstock entered into a natural gas price hedge for certain of its natural gas properties in South Texas. The hedge was structured as a natural gas price swap which fixed the price at $8.00 per Mmbtu for delivery at the Houston Ship Channel for 520,000 Mmbtus of natural gas per month for the period February 2008 to December 2009.

Comstock periodically enters into interest rate swap agreements to hedge the impact of interest rate changes on its floating rate long-term debt. As of December 31, 2006 and 2007, Comstock had no interest rate financial instruments outstanding.

(11)	Supplementary Quarterly Financial Data (Unaudited)

	2006
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

Total oil and gas sales	$131,724	$124,178	$129,251	$126,775	$511,928

Income from operations	$61,734	$46,363	$44,810	$35,451	$188,358

Net income	$29,634	$15,583	$17,036	$8,412	$70,665

Net income per share:
Basic	$0.70	$0.37	$0.40	$0.20	$1.67

Diluted	$0.68	$0.35	$0.39	$0.19	$1.61

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth	Total
		(In thousands, except per share amounts)

Total oil and gas sales	$146,029	$174,206	$171,074	$195,764	$687,073

Income from operations	$41,404	$56,238	$59,437	$76,156	$233,235

Net income	$12,558	$18,217	$16,428	$21,698	$68,901

Net income per share:
Basic	$0.29	$0.42	$0.38	$0.50	$1.59

Diluted	$0.28	$0.41	$0.37	$0.48	$1.54

(12)	Consolidating Financial Statements

Comstock Resources, Inc. (the “parent company”) has $175.0 million of 6 7/8 senior notes outstanding which are guaranteed by all of the parent company’s wholly-owned consolidated subsidiaries. There are no restrictions on the parent company’s ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary’s ability to obtain funds from the parent company or their direct or indirect subsidiaries. The 6 7/8% senior notes are not guaranteed by Bois d’Arc Energy, Inc. and its subsidiaries (the “Non-Guarantor Subsidiaries”). The following condensed consolidating balance sheet, statements of operations and statement of cash flows are provided for the parent company, all guarantor subsidiaries and all non-guarantor subsidiaries. The information has been presented as if the parent company accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet:

	Year Ended December 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Assets:
Cash and cash equivalents	$—	$5,565	$18,841	$—	$24,406
Accounts receivable	—	48,651	42,010	—	90,661
Other current assets	1,546	2,441	5,451	—	9,438

Total current assets	1,546	56,657	66,302	—	124,505
Net property and equipment	28,268	1,307,337	887,270	—	2,222,875
Investment in subsidiaries	782,530	—	—	(782,530)	—
Intercompany receivables	674,732	—	—	(674,732)	—
Other assets	3,943	—	3,064	—	7,007

Total assets	$1,491,019	$1,363,994	$956,636	$(1,457,262)	$2,354,387

Liabilities and Stockholders’ Equity:
Short-term debt	$—	$—	$2,588	$—	$2,588
Accounts payable	17	71,518	37,660	—	109,195
Accrued expenses	10,698	1,190	7,129	—	19,017

Total current liabilities	10,715	72,708	47,377	—	130,800
Long-term debt	680,000	—	80,000	—	760,000
Intercompany payables	—	674,732	—	(674,732)	—
Deferred income taxes payable	28,660	161,569	181,667	—	371,896
Reserve for future abandonment costs	—	7,512	45,094	—	52,606
Minority interest	—	—	—	267,441	267,441

Total liabilities	719,375	916,521	354,138	(407,291)	1,582,743
Stockholders’ equity	771,644	447,473	602,498	(1,049,971)	771,644

Total liabilities and stockholders’ equity	$1,491,019	$1,363,994	$956,636	$(1,457,262)	$2,354,387

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Operations:

	Year Ended December 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$331,613	$355,460	$—	$687,073
Operating expenses:
Oil and gas operating	—	64,791	58,841	—	123,632
Exploration	—	7,039	36,040	—	43,079
Depreciation, depletion and amortization	3,429	124,905	115,285	—	243,619
Impairment	—	482	344	—	826
General and administrative, net	37,022	(9,209)	14,869	—	42,682

Total operating expenses	40,451	188,008	225,379	—	453,838

Income from operations	(40,451)	143,605	130,081	—	233,235
Other income (expenses):
Interest income	7,263	877	512	(7,263)	1,389
Other income		144	541	—	685
Interest expense	(32,291)	(7,265)	(9,033)	7,263	(41,326)

Total other income (expenses)	(25,028)	(6,244)	(7,980)	—	(39,252)

Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(65,479)	137,361	122,101	—	193,983
Provision for (benefit from) income taxes	6,721	(48,467)	(43,431)	—	(85,177)
Minority interest in earnings of Bois d’Arc Energy	—	—	—	(39,905)	(39,905)
Equity in earnings of subsidiaries	127,659	—	—	(127,659)	—

Net income	$68,901	$88,894	$78,670	$(167,564)	$68,901

	Year Ended December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Oil and gas sales	$—	$257,218	$254,710	$—	$511,928
Operating expenses:
Oil and gas operating	—	53,903	53,400	—	107,303
Exploration	—	1,424	18,708	—	20,132
Depreciation, depletion and amortization	1,275	75,056	77,591	—	153,922
Impairment	—	8,812	1,632	—	10,444
General and administrative, net	26,802	(6,407)	11,374	—	31,769

Total operating expenses	28,077	132,788	162,705	—	323,570

Income from operations	(28,077)	124,430	92,005	—	188,358
Other income (expenses):
Interest income	22,709	682	330	(22,709)	1,012
Other income	—	184	597	—	781
Interest expense	(20,980)	(22,462)	(6,696)	22,709	(27,429)
Gain on derivatives	—	10,716	—	—	10,716

Total other income (expenses)	1,729	(10,880)	(5,769)	—	(14,920)

Income (loss) before income taxes and minority interest in earnings of Bois d’Arc Energy	(26,348)	113,550	86,236	—	173,438
Provision for income taxes	(2,304)	(40,823)	(31,212)	—	(74,339)
Minority interest in earnings of Bois d’Arc Energy	—	—	—	(28,434)	(28,434)
Equity in earnings of subsidiaries	99,317	—	—	(99,317)	—

Net income	$70,665	$72,727	$55,024	$(127,751)	$70,665

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Cash Flows:

	Year Ended December 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net Cash Provided by (Used for) Operating Activities	$(33,159)	$234,697	$244,673	$94	$446,305
Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(1,324)	(530,234)	(211,483)	—	(743,041)
Deposits paid for offshore leases	—	—	(2,330)	—	(2,330)

Net Cash Used for Investing Activities	(1,324)	(530,234)	(213,813)	—	(745,371)
Cash Flows From Financing Activities:
Borrowings	325,000	—	32,000	—	357,000
Advances (to) from subsidiaries	(299,874)	299,874	—	—	—
Principal payments on debt	—	—	(52,000)	—	(52,000)
Proceeds from common stock issuances	2,869	—	—	—	2,869
Proceeds from common stock issuances by Bois d’Arc Energy	—	—	693	—	693
Repurchase of common stock by Bois d’Arc Energy	—	—	(1,942)	—	(1,942)
Excess tax benefit from stock-based compensation	6,522	—	94	(94)	6,522
Other	(34)	—	(351)	—	(385)

Net Cash Provided by Financing Activities	34,483	299,874	(21,506)	(94)	312,757

Net increase (decrease) in cash and cash equivalents	—	4,337	9,354	—	13,691
Cash and cash equivalents, beginning of period	—	1,228	9,487	—	10,715

Cash and cash equivalents, end of period	$—	$5,565	$18,841	$—	$24,406

	Year Ended December 31, 2006
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)

Net Cash Provided by (Used for) Operating Activities	$(4,842)	$191,038	$178,409	$—	$364,605
Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(1,263)	(280,257)	(247,705)	—	(529,225)
Acquisition of Bois d’Arc Energy, Inc. common stock	(35,865)	—	—	35,865	—
Payments to settle derivatives	—	(526)	—	—	(526)

Net Cash Used for Investing Activities	(37,128)	(280,783)	(247,705)	35,865	(529,751)
Cash Flows From Financing Activities:
Borrowings	119,000	—	71,000	—	190,000
Advances (to) from subsidiaries	(90,912)	90,912	—	—	—
Principal payments on debt	(7,000)	—	(40,000)	—	(47,000)
Proceeds from common stock issuances	15,948	—	35,990	(35,990)	15,948
Proceeds from common stock issuances by Bois d’Arc Energy	—	—	126	—	126
Excess tax benefit from stock-based compensation	6,218	—	29	(29)	6,218
Other	(1,284)	(28)	(405)	154	(1,563)

Net Cash Provided by Financing Activities	41,970	90,884	66,740	(35,865)	163,729

Net increase (decrease) in cash and cash equivalents	—	1,139	(2,556)	—	(1,417)
Cash and cash equivalents, beginning of period	—	89	—	—	89
Bois d’Arc Energy cash and cash equivalents as of January 1, 2006	—	—	12,043	—	12,043

Cash and cash equivalents, end of period	$—	$1,228	$9,487	$—	$10,715

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2007:

	2005		2006		2007
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	15,881	533,554	12,043	432,416	32,409	656,971
Revisions of previous estimates	(118)	(47,445)	(13)	(59,004)	(2,854)	39,411
Extensions and discoveries	73	17,966	2,588	111,195	2,376	128,252
Improved recovery					5,798	6,004
Purchases of minerals in place	8,157	72,597	565	19,832	92	78,631
Conversion of Bois d’Arc Energy to Equity Investee	(10,913)	(112,006)	—	—	—	—
Consolidation of Bois d’Arc Energy	—	—	19,530	205,986
Production	(1,037)	(32,250)	(2,304)	(53,454)	(2,679)	(71,417)

End of year	12,043	432,416	32,409	656,971	35,142	837,852

Share of equity investee(1)	9,365	98,770

Minority interest(2)			10,320	111,898	12,558	127,522

Proved Developed Reserves:
Beginning of year	11,382	353,567	7,229	255,126	23,548	424,246

End of year	7,229	255,126	23,548	424,246	24,839	599,588

Share of equity investee(2)	7,344	84,314

Minority interest(2)			7,900	92,465	8,866	96,482

(1)	Represents 48% of reserves of Bois d’Arc Energy as of December 31, 2005.
(2)	Represents minority interest in Bois d’Arc Energy.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2006 and 2007:

	2006	2007
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$5,566,987	$8,938,815
Future Costs:
Production	(1,354,529)	(1,943,223)
Development and Abandonment	(573,443)	(858,136)
Future Income Taxes	(771,402)	(1,399,148)

Future Net Cash Flows	2,867,613	4,738,308
10% Discount Factor	(1,039,108)	(1,794,471)

Standardized Measure of Discounted Future Net Cash Flows	$1,828,505	$2,943,837

Minority interest(1)	$546,199	$908,124

(1)	Represents minority interest in Bois d’Arc Energy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(In thousands)

Standardized Measure, Beginning of Year	$1,084,122	$1,113,796	$1,828,505
Net Change in Sales Price, Net of Production Costs	446,054	(1,343,575)	819,497
Development Costs Incurred During the Year Which Were Previously Estimated	74,825	171,554	238,679
Revisions of Quantity Estimates	(162,627)	(133,395)	117,923
Accretion of Discount	115,192	351,308	229,840
Changes in Future Development and Abandonment Costs	(27,137)	(143,791)	(251,837)
Changes in Timing	14,620	(92,906)	(107,693)
Extensions, Discoveries and Improved Recovery	69,467	327,893	772,614
Purchases of Reserves in Place	355,272	52,853	220,372
Conversion of Bois d’Arc Energy to Equity Investee	(586,014)	—	—
Consolidation of Bois d’Arc Energy	—	1,282,425	—
Sales, Net of Production Costs	(252,369)	(404,625)	(563,441)
Net Changes in Income Taxes	(17,609)	646,968	(360,622)

Standardized Measure, End of Year	$1,113,796	$1,828,505	$2,943,837

Share of Equity Investee(1)	$614,922

Minority Interest(2)		$546,199	$908,124

(1)	Represents 48% of standardized measure of discounted future net cash flows of Bois d’Arc Energy as of December 31, 2005.
(2)	Represents minority interest in Bois d’Arc Energy.

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

The Company’s average year-end prices used in the reserve estimates were as follows:

	2005	2006	2007

Crude Oil (Per Barrel)	$49.17	$56.17	$90.67
Natural Gas (Per Mcf)	$8.27	$5.70	$6.87

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