Form 10-Q
period 2008-03-31
COMSTOCK RESOURCES INC
filed 2008-05-12
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, par value $.50, as of May 9, 2008 was 45,550,245.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2008

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2008 and December 31, 2007	4
Consolidated Statements of Operations - Three months ended March 31, 2008 and 2007	5
Consolidated Statement of Stockholders' Equity and Comprehensive Income - Three months ended March 31, 2008	6
Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26

PART II. Other Information

Item 6. Exhibits	27

First Amendment to Second Amendment and Restated Credit Agreement
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007

	(In thousands)
ASSETS

Cash and Cash Equivalents	$15,520	$24,406
Accounts Receivable:
Oil and gas sales	98,234	73,873
Joint interest operations	14,539	16,788
Other Current Assets	12,836	9,438
Total current assets	141,129	124,505
Property and Equipment:
Unevaluated oil and gas properties	28,483	18,880
Oil and gas properties, successful efforts method	3,282,217	3,173,646
Other	10,217	9,777
Accumulated depreciation, depletion and amortization	(1,048,935)	(979,428)
Net property and equipment	2,271,982	2,222,875
Other Assets	6,505	7,007
	$2,419,616	$2,354,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$—	$2,588
Accounts Payable	101,162	109,195
Accrued Expenses	15,517	19,017
Short-term Derivative Instruments	13,125	—
Total current liabilities	129,804	130,800
Long-term Debt	736,000	760,000
Deferred Income Taxes Payable	400,964	371,896
Reserve for Future Abandonment Costs	53,435	52,606
Long-term Derivative Instruments	4,533	—
Minority Interest in Bois d'Arc Energy	287,819	267,441
Total liabilities	1,612,555	1,582,743
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 45,550,245 and 45,428,095 shares outstanding at March 31, 2008 and December 31, 2007, respectively	22,775	22,714
Additional paid-in capital	392,725	386,986
Retained earnings	403,039	361,944
Other comprehensive loss	(11,478)	—
Total stockholders' equity	807,061	771,644
	$2,419,616	$2,354,387

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

	(In thousands, except per share amounts)

Oil and gas sales	$240,987	$146,029
Operating expenses:
Oil and gas operating	36,640	27,083
Exploration	8,655	11,133
Depreciation, depletion and amortization	70,562	56,707
General and administrative, net	9,339	9,702
Loss on disposal of assets, net	240	—
Total operating expenses	125,436	104,625

Income from operations	115,551	41,404
Other income (expenses):
Interest income	244	296
Other income	157	130
Interest expense	(11,314)	(8,449)
Total other income (expenses)	(10,913)	(8,023)

Income before income taxes and minority interest	104,638	33,381
Provision for income taxes	(44,073)	(14,824)
Minority interest in earnings of Bois d'Arc Energy	(19,470)	(5,999)
Net income	$41,095	$12,558

Net income per share:
Basic	$0.93	$0.29
Diluted	$0.91	$0.28

Weighted average common and common stock equivalent shares outstanding:
Basic	44,179	43,364
Diluted	44,994	44,238

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock (Shares)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	(In thousands)

Balance at January 1, 2008	$45,428	$22,714	$386,986	$361,944	—	$771,644
Exercise of stock options	125	63	2,389	—	—	2,452
Tax benefit from stock-based compensation	—	—	670	—	—	670
Stock-based compensation	(3)	(2)	2,680	—	—	2,678
Net income	—	—	—	41,095	—	41,095
Unrealized hedging losses, net of income taxes	—	—	—	—	(11,478)	(11,478)
Comprehensive income	—	—	—	—	—	29,617
Balance at March 31, 2008	$45,550	$22,775	$392,725	$403,039	$(11,478)	$807,061

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,095	$12,558
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	31,821	12,437
Dry hole costs and leasehold impairments	2,666	8,250
Depreciation, depletion and amortization	70,562	56,707
Loss on disposal of assets, net	240	—
Debt issuance cost amortization	329	281
Stock-based compensation	4,052	4,312
Excess tax benefit from stock-based compensation	(670)	(166)
Minority interest in earnings of Bois d'Arc Energy	19,470	5,999
Increase in accounts receivable	(22,112)	(4,874)
Increase in other current assets	(1,392)	(1,237)
Decrease in accounts payable and accrued expenses	(18,124)	(15,521)
Net cash provided by operating activities	127,937	78,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(114,220)	(133,727)
Proceeds from asset sales	11	—
Net cash used for investing activities	(114,209)	(133,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	58,000
Principal payments on debt	(24,000)	(2,000)
Proceeds from issuance of common stock	2,452	139
Excess tax benefit from stock-based compensation	670	166
Proceeds from issuance of shares by Bois d'Arc Energy	1,273	—
Repurchase of common shares by Bois d'Arc Energy	(3,009)	—
Debt issuance costs	—	(36)
Net cash provided by (used for) financing activities	(22,614)	56,269

Net increase (decrease) in cash and cash equivalents	(8,886)	1,288
Cash and cash equivalents, beginning of period	24,406	10,715
Cash and cash equivalents, end of period	$15,520	$12,003

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

(1)  SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of March 31, 2008 and the related results of operations and cash flows for the three months ended March 31, 2008 and 2007.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto of the Company included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.  Comstock has voting control of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy") through the combined share ownership of the Company and members of its board of directors.

Asset Retirement Obligations

Comstock's primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Reserve for future abandonment costs — Beginning of period	$52,606	$57,116
Accretion expense	797	881
New wells placed on production and changes in estimates	643	213
Liabilities settled	(611)	(97)
Reserve for future abandonment costs — end of period	$53,435	$58,113

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

In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and natural gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas sales as unrealized gains (losses).  The Company realized losses of $244,000 on the swaps during the three months ended March 31, 2008, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  As of March 31, 2008, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a liability of $17.7 million, of which $13.1 million was classified as current and $4.6 million was classified as long-term.

The Company had no derivative financial instruments outstanding during the three months ended March 31, 2007.

   Stock-Based Compensation

Comstock and Bois d'Arc Energy maintain separate incentive compensation plans under which they grant common stock and stock options to key employees and directors.

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended March 31, 2008 and 2007, the Company recognized  $4.1 million and $4.3 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants, including $1.4 million and $1.7 million, respectively, attributable to Bois d'Arc Energy's incentive plan.  The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $0.7 million and $0.2 million in the three months ended March 31, 2008 and March 31, 2007, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  There were no grants of options to purchase shares or restricted stock by either Comstock or Bois d'Arc Energy during the three months ended March 31, 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of March 31, 2008, total unrecognized compensation cost related to nonvested Comstock stock options of $1.8 million is expected to be recognized over a weighted average period of 2.7 years.  As of March 31, 2008, Comstock had 1,280,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $31.58 per share.  Total unrecognized compensation cost related to Comstock unvested restricted stock grants of $27.7 million as of March 31, 2008 is expected to be recognized over a period of 3.8 years.

As of March 31, 2008, total unrecognized compensation cost related to nonvested Bois d'Arc Energy stock options of $6.2 million is expected to be recognized over a weighted average period of 4.7 years.  As of March 31, 2008, Bois d'Arc Energy had 650,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.80 per share.  Total unrecognized compensation cost related to Bois d'Arc Energy unvested restricted stock grants of $2.8 million as of March 31, 2008 is expected to be recognized over a period of 1.3 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes and minority interest is due to the following:

	Three Months Ended
	March 31,
	2008		2007
Tax at statutory rate	35.0%		35.0%
Tax effect of:
Undistributed earnings of Bois d'Arc Energy, not consolidated for federal income tax purposes	6.3%		6.3%
Nondeductible stock-based compensation	0.8%		2.9%
State income taxes, net of federal benefit	0.4%		0.7%
Other	(0.4%	)	(0.5%	)
Effective tax rate	42.1%		44.4%

The following is an analysis of consolidated income tax expense:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)

Current provision	$12,252	$2,387
Deferred provision	31,821	12,437
Provision for Income Taxes	$44,073	$14,824

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company's other comprehensive income consists of unrealized gains or losses on cash flow hedges.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, unvested restricted stock or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options, unvested restricted stock and other convertible securities that are potentially dilutive.  Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 respectively, were determined as follows:

	Three Months Ended March 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$41,095	44,179	$0.93	$12,558	43,364	$0.29

Diluted Earnings Per Share:
Net Income	$41,095	44,179		$12,558	43,364
Effect of Dilutive Securities:
Stock Grants and Options	(314)	815		(95)	874

Net Income Available to Common Stockholders
With Assumed Conversions	$40,781	44,994	$0.91	$12,463	44,238	$0.28

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands except per share data)
Weighted average anti-dilutive stock options	175	231
Weighted average exercise price	$32.89	$32.81

   Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 – Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

At January 1, 2008, the Company had no financial assets and liabilities that were accounted for at fair value.  Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company's assets and liabilities.  As of March 31, 2008, the Company had derivative instruments, in the form of natural gas swap agreements, which are required to be measured at fair value on a recurring basis.  The Company's natural gas swaps are not traded on a public exchange.  The value of natural gas swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, these swap agreements have been categorized as Level 3 within the valuation hierarchy.

The following table summarizes the changes in the fair values of the natural gas swaps, which are Level 3 liabilities, for the three months ended March 31, 2008:

(In thousands)

Balance at January 1, 2008	$—
Purchases and settlements (net)	244
Total realized or unrealized losses:
Included in earnings	(244)
Included in other comprehensive income	(17,658)
Balance at March 31, 2008	$(17,658)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At March 31, 2008 and December 31, 2007 the Company's cash investments consisted of prime shares in an institutional preferred money market fund with a bank and overnight Eurodollar deposits with a bank.

 The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash Payments -
Interest payments	$14,159	$11,771
Income tax payments	$5,707	$3,910

(2)  LONG-TERM DEBT  –

At March 31, 2008, long-term debt was comprised of the following:

(In thousands)

Comstock Revolving Bank Credit Facility	$505,000
Bois d'Arc Energy Revolving Bank Credit Facility	56,000
Comstock 6⅞% Senior Notes due 2012	175,000
$736,000

Comstock has an $850.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries.  The credit facility is subject to borrowing base availability, which is re-determined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of March 31, 2008, the borrowing base was $575.0 million, $70.0 million of which was available.  Effective April 30, 2008, the borrowing base was increased to $625.0 million which increased the availability to $120.0 million.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%.  A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of March 31, 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Bois d'Arc Energy has a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimate of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $350.0 million as of March 31, 2008, $294.0 million of which was available.  The Bois d'Arc Energy credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at Bois d'Arc Energy's option of either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of the Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The Bois d'Arc Energy credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  Bois d'Arc Energy was in compliance with these covenants as of March 31, 2008.

(3)  COMMITMENTS AND CONTINGENCIES –

From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations.  The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations.  In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years.  The Company has commitments to acquire seismic data totaling $5.5 million through December 2008.  As of March 31, 2008, the Company had commitments for contracted drilling services of $32.8 million through September 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Balance Sheet:	As of March 31, 2008
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$1,555	$13,965	$—	$15,520
Accounts receivable	—	64,307	48,466	—	112,773
Other current assets	689	8,050	4,097	—	12,836
Total current assets	689	73,912	66,528	—	141,129

Net property and equipment	28,601	1,325,869	917,512	—	2,271,982
Investment in subsidiaries	839,569	—	—	(839,569)	—
Intercompany receivables	665,581	—	—	(665,581)	—
Other assets	3,741	—	2,764	—	6,505
Total assets	$1,538,181	$1,399,781	$986,804	$(1,505,150)	$2,419,616

Liabilities and Stockholders' Equity:
Accounts payable	$4	$59,041	$42,117	$—	$101,162
Accrued expenses	3,951	731	10,835	—	15,517
Short-term derivative instruments	—	13,125	—	—	13,125
Total current liabilities	3,955	72,897	52,952	—	129,804

Long-term debt	680,000	—	56,000	—	736,000
Intercompany payables	—	665,581	—	(665,581)	—
Deferred income taxes payable	35,687	174,086	191,191	—	400,964
Reserve for future abandonment costs	—	7,827	45,608	—	53,435
Long-term derivative instruments	—	4,533	—	—	4,533
Minority interest	—	—	—	287,819	287,819
Total liabilities	719,642	924,924	345,751	(377,762)	1,612,555
Stockholders' equity	818,539	474,857	641,053	(1,127,388)	807,061
Total liabilities and stockholders' equity	$1,538,181	$1,399,781	$986,804	$(1,505,150)	$2,419,616

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet:	Year Ended December 31, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and cash equivalents	$—	$5,565	$18,841	$—	$24,406
Accounts receivable	—	48,651	42,010	—	90,661
Other current assets	1,546	2,441	5,451	—	9,438
Total current assets	1,546	56,657	66,302	—	124,505

Net property and equipment	28,268	1,307,337	887,270	—	2,222,875
Investment in subsidiaries	782,530	—	—	(782,530)	—
Intercompany receivables	674,732	—	—	(674,732)	—
Other assets	3,943	—	3,064	—	7,007
Total assets	$1,491,019	$1,363,994	$956,636	$(1,457,262)	$2,354,387

Liabilities and Stockholders' Equity:
Short-term debt	$—	$—	$2,588	$—	$2,588
Accounts payable	17	71,518	37,660	—	109,195
Accrued expenses	10,698	1,190	7,129	—	19,017
Total current liabilities	10,715	72,708	47,377	—	130,800

Long-term debt	680,000	—	80,000	—	760,000
Intercompany payables	—	674,732	—	(674,732)	—
Deferred income taxes payable	28,660	161,569	181,667	—	371,896
Reserve for future abandonment costs	—	7,512	45,094	—	52,606
Minority interest	—	—	—	267,441	267,441
Total liabilities	719,375	916,521	354,138	(407,291)	1,582,743
Stockholders' equity	771,644	447,473	602,498	(1,049,971)	771,644
Total liabilities and stockholders' equity	$1,491,019	$1,363,994	$956,636	$(1,457,262)	$2,354,387

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Statement of Operations:
	Three Months Ended March 31, 2008
	Comstock Resources		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales		$—	$127,721	$113,266	$—	$240,987
Operating expenses:
Oil and gas operating		—	21,202	15,438	—	36,640
Exploration		—	2,238	6,417	—	8,655
Depreciation, depletion and amortization		823	41,371	28,368	—	70,562
General and administrative, net		8,981	(2,817)	3,175	—	9,339
Loss on disposal of assets		—	240	—	—	240
Total operating expenses		9,804	62,234	53,398	—	125,436
Income from operations		(9,804)	65,487	59,868	—	115,551
Other income (expenses):
Interest income		—	161	83	—	244
Other income		—	22	135	—	157
Interest expense		(9,950)	(1)	(1,363)	—	(11,314)
Intercompany interest income (expense)		5,554	(5,554)	—	—	—
Total other income (expenses)	776	(4,396)	(5,372)	(1,145)	—	(10,913)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy		(14,200)	60,115	58,723	—	104,638
(Provision for) benefit from income taxes		(2,246)	(21,253)	(20,574)	—	(44,073)
Minority interest in earnings of Bois d'Arc Energy		—	—	—	(19,470)	(19,470)
Equity in earnings of subsidiaries		57,541	—	—	(57,541)	—
Net income		$41,095	$38,862	$38,149	$(77,011)	$41,095

	Three Months Ended March 31, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Oil and gas sales	$—	$69,847	$76,182	$—	$146,029
Operating expenses:
Oil and gas operating	—	14,055	13,028	—	27,083
Exploration	—	398	10,735	—	11,133
Depreciation, depletion and amortization	926	27,266	28,515	—	56,707
General and administrative, net	8,537	(2,287)	3,452	—	9,702
Total operating expenses	9,463	39,432	55,730	—	104,625
Income from operations	(9,463)	30,415	20,452		41,404
Other income (expenses):
Interest income	—	191	105	—	296
Other income	—	38	92	—	130
Interest expense	(6,284)	(1)	(2,164)	—	(8,449)
Intercompany interest income (expense)	7,060	(7,060)	—	—	—
Total other income (expenses)	776	(6,832)	(1,967)	—	(8,023)
Income (loss) before income taxes and minority interest in earnings of Bois d'Arc Energy	(8,687)	23,583	18,485	—	33,381
Provision for income taxes	148	(8,360)	(6,612)	—	(14,824)
Minority interest in earnings of Bois d'Arc Energy	—	—	—	(5,999)	(5,999)
Equity in earnings of subsidiaries	21,097	—	—	(21,097)	—
Net income	$12,558	$15,223	$11,873	$(27,096)	$12,558

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Statement of Cash Flows:
	Three Months Ended March 31, 2008
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(11,890)	$66,247	$72,812	$768	$127,937

Cash Flows From Investing Activities:
Capital expenditures	(383)	(61,117)	(52,720)	—	(114,220)
Proceeds from sale of assets	—	11	—	—	11
Net Cash Used for Investing Activities	(383)	(61,106)	(52,720)	—	(114,209)

Cash Flows From Financing Activities:
Principal payments on debt	—	—	(24,000)	—	(24,000)
Advances to (from) parent	9,151	(9,151)	—	—	—
Proceeds from issuance of common stock	2,452	—	—	—	2,452
Excess tax benefit from stock-based compensation	670	—	768	(768)	670
Proceeds from issuance of stock by Bois d'Arc Energy	—	—	1,273	—	1,273
Repurchase of shares by Bois d'Arc Energy	—	—	(3,009)	—	(3,009)
Net Cash Provided by Financing Activities	12,273	(9,151)	(24,968)	(768)	(22,614)
Net increase in cash and cash equivalents	—	(4,010)	(4,876)	—	(8,886)
Cash and cash equivalents, beginning of period	—	5,565	18,841	—	24,406
Cash and cash equivalents, end of period	$—	$1,555	$13,965	$—	$15,520

	Three Months Ended March 31, 2007
	Comstock	Guarantor	Non-Guarantor	Eliminating
	Resources	Subsidiaries	Subsidiaries	Entries	Consolidated
	(In thousands)
Net Cash Provided by (Used for) Operating Activities	$(11,119)	$58,408	$31,457	$—	$78,746

Cash Flows From Investing Activities:
Capital expenditures	(645)	(83,616)	(49,466)	—	(133,727)
Net Cash Used for Investing Activities	(645)	(83,616)	(49,466)	—	(133,727)

Cash Flows From Financing Activities:
Borrowings	36,000	—	22,000	—	58,000
Principle payments on debt	—	—	(2,000)	—	(2,000)
Advances to (from) parent	(24,541)	24,541	—	—	—
Proceeds from issuance of common stock	139	—	—	—	139
Excess tax benefit from stock-based compensation	166	—	—	—	166
Other	—	—	(36)	—	(36)
Net Cash Provided by Financing Activities	11,764	24,541	19,964	—	56,269
Net increase in cash and cash equivalents	—	(667)	1,955	—	1,288
Cash and cash equivalents, beginning of period	—	1,228	9,487	—	10,715
Cash and cash equivalents, end of period	$—	$561	$11,442	$—	$12,003

(5)  SUBSEQUENT EVENTS –

On April 30, 2008, Comstock's 49% owned subsidiary Bois d'Arc Energy entered into an agreement and plan of merger with Stone Energy Corporation ("Stone") pursuant to which Stone will acquire Bois d'Arc Energy.  Under the terms of the merger agreement, Bois d'Arc Energy shareholders, including Comstock, will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d'Arc Energy.  Assuming the transaction is completed, Comstock will receive approximately $439.9 million in cash and 5,317,069 shares of common stock of Stone for its stake in Bois d'Arc Energy.  Completion of the transaction is subject to approval by the Bois d'Arc Energy and Stone stockholders, regulatory approvals, and other customary conditions.  Concurrent with the execution of the merger agreement, the Company entered into a stockholder agreement in which it has agreed to vote its shares of Bois d'Arc Energy in favor of the merger.

In May 2008 the Company accepted offers to sell certain properties in East and South Texas for $122.0 million.  Comstock owns net profits interests in these fields which are operated by other parties.  The sales are expected to close in June 2008 with an effective date of April 1, 2008.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, the consolidated statement of stockholders' equity and comprehensive income for the three months ended March 31, 2008, and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2008 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," effective January 1, 2006.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
May 9, 2008

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table reflects certain summary operating data for our onshore operations and for Bois d'Arc Energy for the periods presented:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	243	427	670	251	368	619
Natural Gas (Mmcf)	13,130	7,927	21,057	8,635	7,701	16,336
Natural Gas equivalent (Mmcfe)	14,586	10,486	25,072	10,140	9,909	20,049

Revenues:
Oil sales	$19,772	$43,091	$62,863	$12,054	$21,468	$33,522
Gas sales (1)	107,949	70,175	178,124	57,793	54,714	112,507
Total oil and gas sales	$127,721	$113,266	$240,987	$69,847	$76,182	$146,029

Expenses:
Oil and gas operating expenses(2)	$21,202	$15,438	$36,640	$14,055	$13,028	$27,083
Exploration expense	$2,238	$6,417	$8,655	$398	$10,735	$11,133
Depreciation, depletion and amortization	$41,505	$28,368	$70,562	$27,360	$28,515	$56,707

Average Sales Price:
Oil (per Bbl)	$81.49	$101.01	$93.93	$48.03	$58.33	$54.15
Natural gas excluding realized hedging losses (per Mcf)	8.24	8.85	8.47	$6.69	$7.10	$6.89
Natural gas including hedge losses (per Mcf)	$8.22	$8.85	$8.46	$6.69	$7.10	$6.89
Average equivalent including hedge losses (per Mcfe)	8.77	10.80	9.62	$6.89	$7.69	$7.28
Average equivalent excluding hedge losses (per Mcfe)	$8.76	$10.80	$9.61	$6.89	$7.69	$7.28

Expenses ($ per Mcfe):
Oil and gas operating(2)	$1.45	$1.47	$1.46	$1.39	$1.31	$1.35
Depreciation, depletion and amortization(3)	$2.84	$2.69	$2.80	$2.69	$2.86	$2.82

(1)     Onshore gas sales include realized hedging losses of $244 for the three months ended March 31, 2008.
(2)     Includes lease operating costs and production and ad valorem taxes.
(3)     Represents depreciation, deletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales in the first three months of 2008 of $241.0 million increased $95.0 million (65%) over our sales of $146.0 million in the first quarter of 2007.  The growth in sales resulted from higher oil and natural gas prices and increased production.  Our average realized natural gas price of $8.46 per Mcf in the first three months of 2008 was 23% above our average natural gas price of $6.89 per Mcf for the three months ended March 31, 2007.  Realized oil prices in the first quarter of 2008 averaged $93.93 per barrel, 73% higher than the $54.15 per barrel realized in the first quarter of 2007.  Production in the first quarter of 2008 increased 25% to 25.1 Bcfe as compared to production of 20.0 Bcfe in the first quarter of 2007.

Oil and gas sales from our onshore properties increased $57.9 million to $127.7 million for the three months ended March 31, 2008 from $69.8 million for the first quarter of 2007.  Our average onshore realized crude oil price increased by 70% and our average onshore realized natural gas price increased by 23% in the first quarter of 2008 as compared to the first quarter of 2007.  Our onshore production in the first quarter of 2008 increased by 44% to 14.6 Bcfe from production in the first quarter of 2007 of 10.1 Bcfe.  The production increase was attributable to new properties we acquired in December 2007 and to our development drilling activity.  Oil and gas sales from Bois d'Arc Energy's operations for the first quarter of 2008 of $113.3 million increased $37.1 million or 49% compared with the first quarter of 2007.  Bois d'Arc Energy's average oil price increased by 73% and Bois d'Arc Energy's average natural gas price increased by 25% in the first quarter of 2008 as compared to the first quarter of 2007.  Bois d'Arc Energy's production of 10.5 Bcfe in the first quarter of 2008 increased by 6% from the production in the first quarter of 2007 of 9.9 Bcfe primarily as a result of new wells drilled in 2007.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, increased $9.5 million (35%) to $36.6 million in the first quarter of 2008 from $27.1 million in the first quarter of 2007.  Oil and gas operating expenses from our onshore operations increased $7.1 million (51%) to $21.2 million from $14.1 million in the first quarter of 2007 reflecting the higher production level in 2008, which includes production from our newly acquired properties, and higher production taxes resulting from both increased production and higher oil and natural gas prices.  Oil and gas operating expenses per equivalent Mcf produced for our onshore operations increased $0.06 (5%) to $1.45 in the first quarter of 2008 from $1.39 in the first quarter of 2007 reflecting the higher production taxes.  Bois d'Arc Energy's oil and gas operating costs for the first quarter of 2008 of $15.4 million increased $2.4 million (19%) from $13.0 million in the first quarter of 2007.  Oil and gas operating expenses per equivalent Mcf produced for Bois d'Arc Energy's operations increased $0.16 (12%) to $1.47 in the first quarter of 2008 from $1.31 in the first quarter of 2007.  The increase was due to higher repair and maintenance costs in 2008.

In the first quarter of 2008, we had $8.7 million of exploration expense as compared to $11.1 million in the first quarter of 2007.  The provision in the first quarter of 2008 primarily related to one onshore dry hole and seismic costs incurred by Bois d'Arc Energy.  The exploration expense in 2007 included four offshore dry holes, seismic costs incurred and lease impairments.

Depreciation, depletion and amortization ("DD&A") increased $13.9 million (24%) to $70.6 million in the first quarter of 2008 from DD&A expense of $56.7 million in the first quarter of 2007.  DD&A for our onshore properties increased $14.0 million to $42.2 million for the three months ended March 31, 2008 from $28.2 million in the first quarter of 2007 due to higher production and an increase in our onshore average DD&A rate.  Our onshore DD&A per equivalent Mcf produced increased by $0.15 to $2.84 for the three months ended March 31, 2008 from $2.69 for the three months ended March 31, 2007.  This increased rate was primarily attributable to the higher capitalized costs associated with our drilling program and our acquisition completed in 2007.  DD&A related to Bois d'Arc Energy for the first quarter of 2008 decreased $0.1 million due primarily to the lower amortization rate, which was partially offset by a higher production level.  The DD&A rate per Mcfe produced for Bois d'Arc Energy operations in the first quarter of 2008 decreased $0.17 per Mcfe to $2.69 per Mcfe from $2.86 in the first quarter of 2007 due to lower finding costs related to Bois d'Arc Energy's exploration and exploitation program.

General and administrative expenses, which are reported net of overhead reimbursements, decreased by $0.4 million to $9.3 million for the first quarter of 2008 as compared to general and administrative expenses of $9.7 million for the first quarter of 2007.  The increase was primarily due to decreased stock-based compensation of $0.2 million.

Interest expense increased $2.9 million (34%) to $11.3 million for the first quarter of 2008 from interest expense of $8.4 million in the first quarter of 2007.  The increase was primarily due to increased borrowings under our bank credit facilities during the first quarter of 2008.  The average borrowings outstanding increased to $577.5 million during the first quarter of 2008 as compared to $305.3 million in the first quarter of 2007.  The average interest rate we were charged on the outstanding borrowings under our credit facilities decreased to 5.2% in the first quarter of 2008 as compared to 6.6% in the first quarter of 2007.

Income tax expense increased $29.3 million (197%) to $44.1 million in the three months ended March 31, 2008 from income tax expense of $14.8 million in the first three months of 2007.  The increase was mainly due to higher operating income in the first quarter of 2008.

Minority interest in earnings of Bois d'Arc Energy of $19.5 million for the three months ended March 31, 2008 increased $13.5 million (225%) from the minority interest in earnings of $6.0 million for the comparable period in 2007 primarily due to Bois d'Arc Energy's higher net income for the three months ended March 31, 2008.

We reported net income of $41.1 million for the three months ended March 31, 2008, as compared to $12.6 million for the three months ended March 31, 2007.  The net income per share for the first quarter of 2008 was $0.91 on weighted average diluted shares outstanding of 45.0 million as compared to $0.28 for the first quarter of 2007 on weighted average diluted shares outstanding of 44.2 million.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the three months ended March 31, 2008, our primary source of funds was net cash flow from operations of $127.9 million.  Our net cash flow from operating activities increased $49.2 million (63%) in the first quarter of 2008 from $78.7 million for the three months ended March 31, 2007.  This increase is primarily the result of higher oil and gas prices and our increased production in the first quarter of 2008.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first three months of 2008, we incurred capital expenditures of $120.8 million primarily for our acquisition, development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
		Bois d'Arc			Bois d'Arc
	Onshore	Energy	Total	Onshore	Energy	Total
	(In thousands)

Leasehold costs	$4,034	$8,618	$12,652	$3,614	$763	$4,377
Development drilling	52,165	19,076	71,241	76,393	8,291	84,684
Exploratory drilling	2,479	17,229	19,708	2,697	30,037	32,734
Other development	3,363	13,392	16,755	1,547	23,662	25,209
	62,041	58,315	120,356	84,251	62,753	147,004
Other	419	36	455	643	143	786
	$62,460	$58,351	$120,811	$84,894	$62,896	$147,790

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for seismic data acquisitions.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of March 31, 2008 we had contracted for the services of onshore drilling rigs through September 2008 at an aggregate cost of $12.5 million.  As of March 31, 2008 Bois d'Arc Energy had commitments for the services of contracted offshore drilling services at an aggregate cost of $20.3 million through September 2008 and to acquire seismic data totaling $5.5 million through December 2008.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2013.  We record a separate liability for the fair value of these asset retirement obligations which totaled $53.4 million as of March 31, 2008.

We spent $62.0 million and $84.3 million on our onshore development and exploration activities in the three months ended March 31, 2008 and 2007, respectively.  We expect to spend approximately $322.0 million for onshore development and exploration projects in 2008.  Bois d'Arc Energy spent $58.3 million and $62.8 million on offshore development and exploration activities in the three months ended March 31, 2008 and 2007, respectively, and expects to spend $275.0 million for offshore development and exploration projects in 2008. We expect our 2008 development and exploration activities to be funded primarily with operating cash flow.

We do not have a specific acquisition budget for 2008 since the timing and size of acquisitions are not predictable.  We intend to use borrowings under our bank credit facilities, or other debt or equity financings to the extent available, to finance significant acquisitions.  The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions.

We have an $850.0 million bank credit facility with the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of March 31, 2008 the borrowing base was $575.0 million, $70.0 million of which was available.  Effective on April 30, 2008 the borrowing base was increased to $625.0 million which increased our availability to $120.0 million.  Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%.  A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of March 31, 2008.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our wholly-owned subsidiaries.

Bois d'Arc Energy has a bank credit facility with the Bank of Nova Scotia and several other banks.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimates of the future net cash flows of Bois d'Arc Energy's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $350.0 million as of March 31, 2008, $294.0 million of which was available.  Indebtedness under the credit facility is secured by substantially all of Bois d'Arc Energy and its subsidiaries' assets, and all of Bois d'Arc Energy's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires Bois d'Arc Energy to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas sales. As of March 31, 2008, our outstanding  swap agreements had a net fair value loss of $17.7 million. A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2008 would be $9.9 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Because our swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs.  At that time, the realized hedge derivative gain or loss is transferred to oil and gas sales in the consolidated income statement.  None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  See Note 2 to the consolidated financial statements.  Adoption of SFAS 157 had no impact on the carrying values of our assets and liabilities.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which requires measurements based on fair value as determined under the provisions of SFAS 157 and is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R will impact the accounting and disclosures for any business combinations we engage in after January 1, 2009.  However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133" ("SFAS 161").  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Currently, we do not have any instruments that would be impacted by this standard.

Recent Developments

On April 30, 2008, our 49% owned subsidiary Bois d'Arc Energy entered into an agreement and plan of merger with Stone Energy Corporation ("Stone") pursuant to which Stone will acquire Bois d'Arc Energy.  Under the terms of the merger agreement, Bois d'Arc Energy shareholders, including us, will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d'Arc Energy stock.  Assuming the transaction is completed, we will receive approximately $439.9 million in cash and 5,317,069 shares of the common stock of Stone for its stake in Bois d'Arc Energy.  Completion of the transaction is subject to approval by the Bois d'Arc Energy and Stone stockholders, regulatory approvals, and other customary conditions.  Concurrent with the execution of the merger agreement, we entered into a stockholder agreement in which we have agreed to vote our shares of Bois d'Arc Energy in favor of the merger.

In May 2008 we accepted offers to sell certain properties in East and South Texas for $122.0 million.  We own net profits interests in these fields which are operated by other parties.  The sales are expected to close in June 2008 with an effective date of April 1, 2008.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the three months ended March 31, 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.6 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $20.4 million.

Interest Rates

At March 31, 2008, we had total long-term debt of $736.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $561.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at March 31, 2008, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2008 by approximately $1.4 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1
Stockholder Agreement, dated as of April 30, 2008, by and among Stone Energy Corporation and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 30, 2008).

10.2*
First Amendment to Second Amendment and Restated Credit Agreement, dated April 30, 2008, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents.

15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith. † Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: May 9, 2008	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)