Form 10-Q
period 2008-06-30
COMSTOCK RESOURCES INC
filed 2008-08-11
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the registrant's common stock, par value $.50, as of August 8, 2008 was 46,016,345.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2008

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2008 and December 31, 2007	4
Consolidated Statements of Operations - Three months and six months ended June 30, 2008 and 2007	5
Consolidated Statement of Stockholders' Equity and Comprehensive Income - Six months ended June 30, 2008	6
Consolidated Statements of Cash Flows - Six months ended June 30, 2008 and 2007	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27

Item 4. Controls and Procedures	27

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits	28

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
	(In thousands)

Cash and Cash Equivalents	$8,709	$5,565
Accounts Receivable:
Oil and gas sales	63,258	36,245
Joint interest operations	10,706	12,406
Current Deferred Tax Asset	10,140	—
Other Current Assets	5,162	3,987
Total current assets	97,975	58,203
Property and Equipment:
Unevaluated oil and gas properties	19,362	5,804
Oil and gas properties, successful efforts method	1,798,610	1,812,637
Other property and equipment	5,487	5,013
Accumulated depreciation, depletion and amortization	(547,275)	(512,895)
Net property and equipment	1,276,184	1,310,559
Other Assets	3,554	3,943
Assets of Discontinued Operations	1,031,982	981,682
	$2,409,695	$2,354,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$85,415	$71,579
Accrued Expenses	11,193	11,888
Derivatives	29,331	—
Total current liabilities	125,939	83,467
Long-term Debt	495,000	680,000
Deferred Income Taxes Payable	132,198	92,088
Derivatives	10,749	—
Reserve for Future Abandonment Costs	7,555	7,512
Liabilities of Discontinued Operations	434,775	452,235
Minority Interest in Discontinued Operations	311,306	267,441
Total liabilities	1,517,522	1,582,743
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 46,016,345 and 45,428,095 shares outstanding at June 30, 2008 and December 31, 2007, respectively	23,008	22,714
Additional paid-in capital	409,318	386,986
Retained earnings	485,666	361,944
Accumulated other comprehensive loss	(25,819)	—
Total stockholders' equity	892,173	771,644
	$2,409,695	$2,354,387

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$172,022	$83,160	$299,743	$153,007
Gain on sale of assets	21,444	—	21,204	—

Operating expenses:
Oil and gas operating	23,362	17,624	44,564	31,679
Exploration	—	1,878	2,238	2,276
Depreciation, depletion and amortization	44,422	30,248	85,927	57,608
General and administrative, net	6,922	5,588	13,086	11,838
Total operating expenses	74,706	55,338	145,815	103,401

Operating income from continuing operations	118,760	27,822	175,132	49,606
Other income (expenses):
Interest income	205	197	366	388
Other income	36	39	58	77
Interest expense	(8,546)	(7,775)	(18,497)	(14,060)
Total other income (expenses)	(8,305)	(7,539)	(18,073)	(13,595)

Income from continuing operations before income taxes	110,455	20,283	157,059	36,011
Provision for income taxes	(40,027)	(7,312)	(57,229)	(13,641)
Income from continuing operations	70,428	12,971	99,830	22,370
Income from discontinued operations after income taxes and minority interest	12,199	5,246	23,892	8,405
Net income	$82,627	$18,217	$123,722	$30,775

Basic net income per share:
Continuing operations	$1.59	$0.30	$2.25	$0.52
Discontinued operations	0.28	0.12	0.54	0.19
	$1.87	$0.42	$2.79	$0.71

Diluted net income per share:
Continuing operations	$1.55	$0.29	$2.21	$0.51
Discontinued operations	0.26	0.12	0.51	0.18
	$1.81	$0.41	$2.72	$0.69

Weighted average shares outstanding:
Basic	44,287	43,374	44,296	43,369
Diluted	45,373	44,361	45,246	44,300

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands)

Balance at January 1, 2008	$45,428	$22,714	$386,986	$361,944	$—	$771,644
Exercise of stock options and warrants	591	296	7,982	—	—	8,278
Stock-based compensation	(3)	(2)	5,718	—	—	5,716
Tax benefit from stock-based compensation	—	—	8,632	—	—	8,632
Net income	—	—	—	123,722	—	123,722
Unrealized hedging losses, net of income taxes	—	—	—	—	(25,819)	(25,819)
Total comprehensive income	—	—	—	—	—	97,903
Balance at June 30, 2008	$46,016	$23,008	$409,318	$485,666	$(25,819)	$892,173

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,722	$30,775
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(23,892)	(8,405)
Deferred income taxes	52,504	11,846
Dry hole costs and leasehold impairments	2,238	2,276
Depreciation, depletion and amortization	85,927	57,608
Gain on sale of assets	(21,204)	—
Debt issuance cost amortization	405	405
Stock-based compensation	5,716	5,261
Excess tax benefit from stock-based compensation	(8,632)	(600)
Unrealized loss on derivatives	359	—
Increase in accounts receivable	(25,316)	(10,839)
(Decrease) increase in other current assets	(1,175)	57
Increase in accounts payable and accrued expenses	10,078	28,687
Net cash provided by operating activities from continuing operations	200,730	117,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143,281)	(205,804)
Proceeds from asset sales	113,801	—
Net cash used for investing activities from continuing operations	(29,480)	(205,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	10,000	114,000
Principal payments on debt	(195,000)	—
Proceeds from issuance of common stock	8,278	138
Excess tax benefit from stock-based compensation	8,632	600
Debt issuance costs	(16)	—
Net cash provided by (used for) financing activities from continuing operations	(168,106)	114,738

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash flows provided by operating activities	180,143	98,254
Net cash flows used for investing activities	(117,013)	(123,541)
Net cash flows provided by (used for) financing activities	(63,130)	25,221
Net cash used for discontinued operations	—	(66)

Net increase in cash and cash equivalents	3,144	25,939
Cash and cash equivalents, beginning of period	5,565	1,228
Cash and cash equivalents, end of period	$8,709	$27,167

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of June 30, 2008 and the related results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007.

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

The results of operations for the three months and six months ended June 30, 2008 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.

Comstock's offshore operations have historically been conducted through its subsidiary, Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  Bois d'Arc Energy has entered into a definitive merger agreement with Stone Energy Corporation ("Stone") in which Bois d'Arc Energy stockholders will exchange each share of Bois d'Arc Energy common stock for $13.65 in cash and 0.165 shares of Stone common stock.  Subsequent to this merger, Comstock's stock ownership of Stone will be less than a controlling interest.  The merger agreement has been approved by the respective boards' of directors of Bois d'Arc Energy and Stone, and the stockholders of Bois d'Arc Energy and Stone will be holding stockholder meetings on August 27, 2008 to consider and vote upon the proposed merger.  The Company has entered into a voting agreement with Stone in which among other matters Comstock has agreed to vote its shares in favor of the merger.  The Company believes it is highly likely that the stockholders of both companies will approve the merger and that the merger will close during the third quarter of 2008.  Accordingly, the Company is presenting the results of the offshore operations of Bois d'Arc Energy as discontinued operations.  Below is the summary financial information of discontinued operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income from discontinued operations for the three and six months ended June 30, 2008 was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Oil and Gas Sales	$147,990	$91,046	$261,256	$167,228
Total Operating Expenses	(87,039)	(62,630)	(141,126)	(119,192)
Operating Income From Discontinued Operations	60,951	28,416	120,130	48,036
Other Income (Expense):	(745)	(2,111)	(1,890)	(4,078)
Income from Discontinued Operations Before Income Taxes	60,206	26,305	118,240	43,958
Provision for Income Taxes	(27,715)	(12,249)	(54,586)	(20,744)
Minority Interest in Earnings	(20,292)	(8,810)	(39,762)	(14,809)
Income from Discontinued Operations	$12,199	$5,246	$23,892	$8,405

Assets and liabilities of discontinued operations as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(In thousands)
Current Assets	$83,094	$66,302
Property and Equipment, Net	948,314	912,316
Other Assets	574	3,064
Total Assets of Discontinued Operations	$1,031,982	$981,682

Current Liabilities	$78,924	$47,333
Long-term Debt	—	80,000
Deferred Income Taxes Payable	309,739	279,808
Reserve for Future Abandonment Costs	46,112	45,094
Liabilities of Discontinued Operations	$434,775	$452,235

Minority Interest in Bois d'Arc Energy	$311,306	$267,441

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Beginning asset retirement obligations	$7,512	$9,052
Accretion expense	227	267
New wells placed on production and changes in estimates	313	253
Liabilities settled	(497)	(98)
Future abandonment liability — end of period	$7,555	$9,474

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

In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and natural gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas sales as unrealized gains (losses).  The Company realized losses of $4.4 million and $4.6 million on the natural gas price swaps during the three and six months ended June 30, 2008, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  As of June 30, 2008, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a liability of $40.1 million, of which $29.3 million was classified as current and $10.8 million was classified as long-term.

The Company had no derivative financial instruments outstanding during the six months ended June 30, 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended June 30, 2008 and 2007, the Company recognized $3.1 million and $2.6 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  Stock based compensation expense for the six months ended June 30, 2008 and 2007 was $5.7 million and $5.3 million, respectively.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the six months ended June 30, 2008 and 2007 was $8.6 million and $0.6 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  During the six months ended June 30, 2008, Comstock granted options to purchase 40,000 shares at an exercise price of $54.36 per share.  The fair value of the options awarded was determined to be $19.76 per share.  Assumptions used to value these stock options included expected volatility of 38.9%, expected lives of 4.3 years, a risk-free interest rate of 3.3% and an expected dividend yield of zero.  As of June 30, 2008, total unrecognized compensation cost related to nonvested stock options of $2.2 million is expected to be recognized over a period of 2.5 years.  Options outstanding at June 30, 2008 totaled 456,870, of which 305,120 were exercisable.

As of June 30, 2008, Comstock had 1.3 million shares of unvested restricted stock outstanding at a weighted average grant date fair value of $31.58 per share.  Total unrecognized compensation cost related to the unvested restricted stock grants of $25.1 million as of June 30, 2008 is expected to be recognized over a period of 3.5 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007		2008		2007
Tax at statutory rate	35.0%	35.0%		35.0%		35.0%
Tax effect of:
Nondeductible stock-based compensation	0.4%	2.2%		0.9%		3.2%
Changes due to tax law changes	—%	(3.8%	)	—%		(2.1%	)
State income taxes, net of federal benefit	0.7%	2.2%		0.8%		1.8%
Other	0.1%	0.5%		(0.3%	)	—%
Effective tax rate	36.2%	36.1%		36.4%		37.9%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Current provision	$2,754	$950	$4,725	$1,795
Deferred provision	37,273	6,362	52,504	11,846
Provision for Income Taxes	$40,027	$7,312	$57,229	$13,641

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007, respectively, were determined as follows:

	Three Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:

Income From Continuing Operations	$70,428	44,287	$1.59	$12,971	43,374	$0.30

Income from Discontinued Operations After Income Taxes and Minority Interest	12,199	44,287	0.28	5,246	43,374	0.12

Net Income	$82,627	44,287	$1.87	$18,217	43,374	$0.42

Diluted Earnings Per Share:

Income from Continuing Operations	$70,428	44,287	$1.59	$12,971	43,374	$0.30
Effect of Dilutive Securities:
Stock Grants and Options	—	1,086		—	987

Income from Continuing Operations With Assumed Conversions	$70,428	45,373	$1.55	$12,971	44,361	$0.29

Income from Discontinued Operations After Income Taxes and Minority Interest	$12,199	45,373	$0.27	$5,246	44,361	$0.12
Effect of Dilutive Securities:
Stock Grants and Options	(361)	—		(160)	—
Income from Discontinued Operations, After Income Taxes and Minority Interest with Assumed Conversions	11,838	45,373	0.26	5,086	44,361	0.12

Net Income	$82,266	45,373	$1.81	$18,057	44,361	$0.41

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:

Income From Continuing Operations	$99,830	44,296	$2.25	$22,370	43,369	$0.52

Income from Discontinued Operations After Income Taxes and Minority Interest	23,892	44,296	0.54	8,405	43,369	0.19

Net Income	$123,722	44,296	$2.79	$30,775	43,369	$0.71

Diluted Earnings Per Share:

Income from Continuing Operations	$99,830	44,296	$2.25	$22,370	43,369	$0.52
Effect of Dilutive Securities:
Stock Grants and Options	—	950		—	931

Income from Continuing Operations With Assumed Conversions	$99,830	45,246	$2.21	$22,370	44,300	$0.51

Income from Discontinued Operations After Income Taxes and Minority Interest	$23,892	44,246	$0.53	$8,405	44,300	$0.19
Effect of Dilutive Securities:
Stock Grants and Options	(675)	—		(255)	—
Income from Discontinued Operations After Income Taxes and Minority Interest with Assumed Conversions	23,217	45,246	0.51	8,150	44,300	0.18

Net Income	$123,047	45,246	$2.72	$30,520	44,300	$0.69

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share data)

Weighted average anti-dilutive stock options	22	256	21	244
Weighted average exercise price	$54.36	$32.48	$43.97	$32.64

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

At January 1, 2008, the Company had no financial assets and liabilities that were accounted for at fair value.  Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company's assets and liabilities.  As of June 30, 2008, the Company had derivative instruments, in the form of natural gas price swap agreements, which are required to be measured at fair value on a recurring basis.  The Company's natural gas price swaps are not traded on a public exchange.  The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, these swap agreements have been categorized as Level 3 within the valuation hierarchy.

The following table summarizes the changes in the fair values of the natural gas swaps, which are Level 3 liabilities, for the six months ended June 30, 2008:

(In thousands)

Balance at January 1, 2008	$—
Purchases and settlements (net)	4,269
Hedge ineffectiveness	359
Total realized or unrealized losses:
Included in earnings	(4,628)
Included in other comprehensive income	40,080
Balance at June 30, 2008	$40,080

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows –

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At June 30, 2008 and December 31, 2007 the Company's cash investments consisted of overnight Eurodollar deposits with a bank.

The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2008	2007
Cash Payments -	(In thousands)
Interest payments	$18,274	$14,200
Income tax payments (refunds)	$2,644	$114

(2)  LONG-TERM DEBT  –

At June 30, 2008, long-term debt was comprised of the following:

(In thousands)
Comstock Revolving Bank Credit Facility	$320,000
Comstock 6⅞% Senior Notes due 2012	175,000
$495,000

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of June 30, 2008, the borrowing base was $590.0 million, $270.0 million of which was available.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%.  A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of June 30, 2008.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to 5 years.  As of June 30, 2008, the Company had commitments for contracted drilling services of $126.4 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)  SALE OF PROPERTIES –

In June 2008, the Company sold its interests in certain producing properties in East and South Texas and received net proceeds of $113.8 million.  These properties had estimated proved reserves attributable of 44.3 Bcfe and production attributable to these properties averaged 8.4 MMcfe per day during the six months ended June 30, 2008.  Comstock recognized a gain of $21.4 million ($13.9 million after income taxes) on these sales which is included in the accompanying consolidated statement of operations.

(5)  CONSOLIDATING FINANCIAL STATEMENTS –

Comstock Resources, Inc. ("Parent") has $175.0 million of 6⅞% senior notes outstanding which are guaranteed by all of the Parent's wholly-owned subsidiaries.  There are no restrictions on the Parent's ability to obtain funds from any of the guarantor subsidiaries or on a guarantor subsidiary's ability to obtain funds from the Parent or their direct or indirect subsidiaries.  The 6⅞% senior notes are not guaranteed by Bois d'Arc Energy and its subsidiaries (the non-guarantor subsidiaries).  The following condensed consolidating balance sheets, statements of operations and statements of cash flows are provided for the Parent, all guarantor subsidiaries and all non-guarantor subsidiaries.  The information has been presented as if the Parent accounted for its ownership of the guarantor and non-guarantor subsidiaries using the equity method of accounting.  As a result of the pending sale of the Company's interest in Bois d'Arc Energy, which is expected to close in late August 2008, the balances of Bois d'Arc Energy, which represent all of the Company's offshore operations, are reflected as discontinued operations in these consolidating financial statements.

Balance Sheet:	As of June 30, 2008
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and Cash Equivalents	$—	$8,709	$—	$—	$8,709
Accounts Receivable	—	73,964	—	—	73,964
Current Deferred Tax Asset	—	10,140	—	—	10,140
Other Current Assets	775	4,387	—	—	5,162
Total current assets	775	97,200	—	—	97,975

Net Property and Equipment	3,404	1,272,780	—	—	1,276,184
Investment in Subsidiaries	565,797	—	—	(565,797)	—
Intercompany Receivables	493,377	—	—	(493,377)	—
Other Assets	3,554	—	—	—	3,554
Assets of Discontinued Operations	397,559	—	1,006,340	(371,917)	1,031,982
Total assets	$1,464,466	$1,369,980	$1,006,340	$(1,431,091)	$2,409,695

Liabilities and Stockholders' Equity:
Accounts Payable and Accrued Expenses	$9,025	$87,583	$—	$—	$96,608
Derivatives	—	29,331	—	—	29,331
Total current liabilities	9,025	116,914	—	—	125,939

Long-term Debt	495,000	—	—	—	495,000
Intercompany Payables	—	493,377	—	(493,377)	—
Deferred Income Taxes Payable	(2,705)	134,903	—	—	132,198
Derivatives	—	10,749	—	—	10,749
Reserve for Future Abandonment Costs	—	7,555	—	—	7,555
Liabilities of Discontinued Operations	45,156	66,502	323,117	—	434,775
Minority Interest in Discontinued Operations	—	—	—	311,306	311,306
Total liabilities	546,476	830,000	323,117	(182,071)	1,517,522
Stockholders' Equity	917,990	539,980	683,223	(1,249,020)	892,173
Total liabilities and stockholders' equity	$1,464,466	$1,369,980	$1,006,340	$(1,431,091)	$2,409,695

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Balance Sheet:	As of December 31, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Assets:
Cash and Cash Equivalents	$—	$5,565	$—	$—	$5,565
Accounts Receivable	—	48,651	—	—	48,651
Other Current Assets	1,546	2,441	—	—	3,987
Total current assets	1,546	56,657	—	—	58,203

Net property and equipment	3,222	1,307,337	—	—	1,310,559
Investment in subsidiaries	447,473	—	—	(447,473)	—
Intercompany receivables	674,688	—	—	(674,688)	—
Other assets	3,943	—	—	—	3,943
Assets of Discontinued Operations	360,103	—	956,636	(335,057)	981,682
Total assets	$1,490,975	$1,363,994	$956,636	$(1,457,218)	$2,354,387

Liabilities and Stockholders' Equity:
Accounts Payable	$17	$71,562	$—	$—	$71,579
Accrued Expenses	10,698	1,190	—	—	11,888
Total current liabilities	10,715	72,752	—	—	83,467

Long-term Debt	680,000	—	—	—	680,000
Intercompany Payables	—	674,688	—	(674,688)	—
Deferred Income Taxes Payable	(2,979)	95,067	—	—	92,088
Reserve for Future Abandonment Costs	—	7,512	—	—	7,512
Liabilities Of Discontinued Operations	31,595	66,502	354,138	—	452,235
Minority Interest in Discontinued Operations	—	—	—	267,441	267,441
Total liabilities	719,331	916,521	354,138	(407,247)	1,582,743
Stockholders' Equity	771,644	447,473	602,498	(1,049,971)	771,644
Total liabilities and stockholders' equity	$1,490,975	$1,363,994	$956,636	$(1,457,218)	$2,354,387

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Three Months Ended June 30, 2008
	Comstock Resources		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues:
Oil and gas sales		$—	$172,022	$—	$—	$172,022
Gain on sale of assets		—	21,444	—	—	21,444
Operating expenses:
Oil and gas operating		—	23,362	—	—	23,362
Exploration		—	—	—	—	—
Depreciation, depletion and amortization		141	44,281	—	—	44,422
General and administrative, net		9,483	(2,561)	—	—	6,922
Total operating expenses		9,624	65,082	—	—	74,706
Operating income from continuing operations		(9,624)	128,384	—	—	118,760
Other income (expenses):
Interest income		5,316	205	—	(5,316)	205
Other income		—	36	—	—	36
Interest expense		(8,546)	(5,316)	—	5,316	(8,546)
Total other income (expenses)	776	(3,230)	(5,075)	—	—	(8,305)
Income from continuing operations before income taxes and equity in earnings		(12,854)	123,309	—	—	110,455
Equity in earnings of subsidiaries		79,462	—	—	(79,462)	—
Provision for income taxes		3,820	(43,847)	—	—	(40,027)
Income from continuing operations	70,4	70,428	79,462	—	(79,462)	70,428
Income from discontinuing operations after income taxes and minority interest		12,199	—	39,768	(39,768)	12,199
Net income		$82,627	$79,462	$39,768	$(119,230)	$82,627

	Three Months Ended June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues:
Oil and gas sales	$—	$83,160	$—	$—	$83,160
Operating expenses:
Oil and gas operating	—	17,624	—	—	17,624
Exploration	—	1,878	—	—	1,878
Depreciation, depletion and amortization	114	30,134	—	—	30,248
General and administrative, net	7,993	(2,405)	—	—	5,588
Total operating expenses	8,107	47,231			55,338
Operating income from continuing operations	(8,107)	35,929	—	—	27,822
Other income (expenses):
Interest income	1,443	197	—	(1,443)	197
Other income	—	39	—	—	39
Interest expense	(7,775)	(1,443)	—	1,443	(7,775)
Total other income (expenses)	(6,332)	(1,207)	—	—	(7,539)
Income from continuing operations before income taxes and equity in earnings	(14,439)	34,722	—	—	20,283
Equity in earnings of subsidiaries	20,450	—	—	(20,450)	—
Provision for income taxes	6,960	(14,272)	—	—	(7,312)
Income from continuing operations	12,971	20,450	—	(20,450)	12,971
Income from discontinuing operations after income taxes and minority interest	5,246	—	17,431	(17,431)	5,246
Net income	$18,217	$20,450	$17,431	$(37,881)	$18,217

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Operations:
	Six Months Ended June 30, 2008
	Comstock Resources		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues:
Oil and gas sales		$—	$299,743	$—	$—	$299,743
Gain on sale of assets (loss)		—	21,204	—	—	21,204
Operating expenses:
Oil and gas operating		—	44,564	—	—	44,564
Exploration		—	2,238	—	—	2,238
Depreciation, depletion and amortization		275	85,652	—	—	85,927
General and administrative, net		18,464	(5,378)	—	—	13,086
Total operating expenses		18,739	127,076	—	—	145,815
Operating income from continuing operations		(18,739)	193,871	—	—	175,132
Other income (expenses):
Interest income		10,870	366	—	(10,870)	366
Other income		—	58	—	—	58
Interest expense		(18,496)	(10,871)	—	10,870	(18,497)
Total other income (expenses)		(7,626)	(10,447)	—	—	(18,073)
Income from continuing operations before income taxes and equity in earnings	776	(26,365)	183,424	—	—	157,059
Equity in earnings of subsidiaries		118,324	—	—	(118,324)	—
Provision for income taxes		7,871	(65,100)	—	—	(57,229)
Income from continuing operations		99,830	118,324	—	(118,234)	99,830
Income from discontinuing operations after income taxes and minority interest		23,892	—	77,917	(77,917)	23,892
Net income		$123,722	$118,324	$77,917	$(196,241)	$123,722

	Six Months Ended June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated
	(In thousands)
Revenues:
Oil and gas sales	$—	$153,007	$—	$—	$153,007
Operating expenses:
Oil and gas operating	—	31,679	—	—	31,679
Exploration	—	2,276	—	—	2,276
Depreciation, depletion and amortization	208	57,400	—	—	57,608
General and administrative, net	16,530	(4,692)	—	—	11,838
Total operating expenses	16,738	86,663	—	—	103,401
Operating income from continuing operations	(16,738)	66,344	—	—	49,606
Other income (expenses):
Interest income	1,381	388	—	(1,381)	388
Other income		77	—	—	77
Interest expense	(14,059)	(1,382)	—	1,381	(14,060)
Total other income (expenses)	(12,678)	(917)	—	—	(13,595)
Income from continuing operations before income taxes and equity in earnings	(29,416)	65,427	—	—	36,011
Equity in earnings of subsidiaries	42,795	—	—	(42,795)	—
Provision for income taxes	8,991	(22,632)	—	—	(13,641)
Income from continuing operations	22,370	42,795	—	(42,795)	22,370
Income from discontinuing operations after income taxes and minority interest	8,405	—	29,304	(29,304)	8,405
Net income	$30,775	$42,795	$29,304	$(72,099)	$30,775

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Statement of Cash Flows:	Six Months Ended June 30, 2008
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net Cash Provided by Operating Activities from Continuing Operations	$(35,005)	$235,735	$—	$200,730
Cash Flows From Investing Activities:
Capital expenditures	(457)	(142,824)	—	(143,281)
Proceeds from sale of assets	—	113,801	—	113,801
Net Cash Used for Investing Activities from Continuing Operations	(457)	(29,023)	—	(29,480)
Cash Flows From Financing Activities:
Borrowings	10,000	—	—	10,000
Principal payments on debt	(195,000)	—	—	(195,000)
Advances to (from) parent	203,568	(203,568)	—	—
Proceeds from issuance of common stock	8,278	—	—	8,278
Excess tax benefit from stock-based compensation	8,632	—	—	8,632
Other	(16)	—	—	(16)
Net Cash Provided by Financing Activities from Continuing Operations	35,462	(203,568)	—	(168,106)
Cash Flows from Discontinued Operations:
Net cash flows provided by operating activities	—	—	180,143	180,143
Net cash flows used for investing activities	—	—	(117,013)	(117,013)
Net cash flows provided by (used for) financing activities	—	—	(63,130)	(63,130)
Net Cash Flow from Discontinued Operations	—	—	—	—
Net increase in cash and cash equivalents	—	3,144	—	3,144
Cash and cash equivalents, beginning of period	—	5,565	—	5,565
Cash and cash equivalents, end of period	$—	$8,709	$—	$8,709

	Six Months Ended June 30, 2007
	Comstock Resources	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
	(In thousands)
Net Cash Provided by Operating Activities from Continuing Operations	$(19,153)	$136,224	$—	$117,071
Cash Flows From Investing Activities:
Capital expenditures	(681)	(205,123)	—	(205,804)
Net Cash Used for Investing Activities from Continuing Operations	(681)	(205,123)	—	(205,804)
Cash Flows From Financing Activities:
Borrowings	114,000	—	—	114,000
Advances to (from) parent	(94,838)	94,838	—	—
Proceeds from issuance of common stock	138	—	—	138
Excess tax benefit from stock-based compensation	600	—	—	600
Net Cash Provided by Financing Activities from Continuing Operations	19,900	94,838	—	114,738
Cash Flows from Discontinued Operations:
Net cash flows provided by operating activities	—	—	98,254	98,254
Net cash flows used for investing activities	(66)	—	(123,475)	(123,541)
Net cash flows provided by (used for) financing activities	—	—	25,221	25,221
Net Cash Flow used for Discontinued Operations	(66)	—	—	(66)
Net increase in cash and cash equivalents	—	25,939	—	25,939
Cash and cash equivalents, beginning of period	—	1,228	—	1,228
Cash and cash equivalents, end of period	$—	$27,167	$—	$27,167

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, the consolidated statement of stockholders' equity for the six months ended June 30, 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein], and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006.  On April 30, 2008, the Company entered into a definitive agreement and plan of merger with Stone Energy Corporation, which resulted in Bois d'Arc Energy, Inc. being classified as discontinued operations, resulting in the revision of the December 31, 2007 consolidated balance sheet. We have not audited the revised consolidated balance sheet reflecting the reclassifications for discontinued operations.

/s/ Ernst & Young LLP

Dallas, Texas
August 8, 2008

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

Discontinued Operations

Our offshore operations have historically been conducted through our subsidiary, Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  Bois d'Arc Energy has entered into a definitive merger agreement with Stone Energy Corporation ("Stone") in which Bois d'Arc Energy stockholders will exchange their shares of Bois d'Arc Energy common stock for a combination of cash and common shares of Stone.  The merger agreement has been approved by the respective boards' of directors of Bois d'Arc Energy and Stone, and the stockholders of Bois d'Arc Energy and Stone will be holding stockholder meetings to consider and vote upon the proposed merger on August 27, 2008.  We have entered into a voting agreement with Stone in which among other matters we have agreed to vote our shares in favor of the merger.  We believe it is highly likely that the stockholders of both companies will approve this merger and that this merger will close during the third quarter of 2008.  Accordingly, we are presenting in Management's Discussion and Analysis of Financial Condition and Results of Operations the results of offshore operations of Bois d'Arc Energy as discontinued operations.
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Net Production Data:
Natural Gas (Mmcf)	13,682	9,215	26,812	17,850
Oil (Mbbls)	268	255	511	506
Natural Gas equivalent (Mmcfe)	15,292	10,746	29,878	20,886

Revenues:
Natural Gas sales	$148,180	$68,849	$256,373	$126,642
Hedging losses	(4,384)	—	(4,628)	—
Total natural gas sales including hedging	143,796	68,849	251,745	126,642
Oil sales	28,226	14,311	47,998	26,365
Total oil and gas sales	$172,022	$83,160	$299,743	$153,007

Expenses:
Oil and gas operating expenses(1)	$23,362	$17,624	$44,564	$31,679
Exploration expense	$—	$1,878	$2,238	$2,276
Depreciation, depletion and amortization	$44,422	$30,248	$85,927	$57,608

Average Sales Price:
Oil (per Bbl)	$105.16	$56.10	$93.92	$52.10
Natural gas (per Mcf)	$10.83	$7.47	$9.56	$7.09
Natural gas including hedging (per Mcf)	$10.51	$7.47	$9.39	$7.09
Average equivalent (Mcfe)	$11.54	$7.74	$10.19	$7.33
Average equivalent including hedging (Mcfe)	$11.25	$7.74	$10.03	$7.33

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.53	$1.64	$1.49	$1.52
Depreciation, depletion and amortization(2)	$2.89	$2.80	$2.87	$2.75

(1)      Includes lease operating costs and production and ad valorem taxes.
(2)      Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Oil and gas sales from our continuing onshore properties increased $88.8 million to $172.0 million for the three months ended June 30, 2008 from $83.2 million for the second quarter of 2007.  This increase resulted from higher production and from higher crude oil and natural gas prices.  Our production in the second quarter of 2008 increased to 15.3 Bcfe, a 42% increase over production of 10.7 Bcfe in the second quarter of 2007.  The production increase was attributable to our development drilling activity and a producing property acquisition in South Texas which was completed in December 2007.  Our average realized crude oil price increased by 87% and our average realized natural gas price increased by 41% in the second quarter of 2008 as compared to the second quarter of 2007.  Our natural gas sales for the three months ended June 30, 2008 have been reduced by a loss of $4.4 million from our hedging activities.

Oil and gas sales from our continuing onshore properties increased $146.7 million to $299.7 million for the six months ended June 30, 2008 from $153.0 million for the first six months of 2007.  Our production in the first six months of 2008 increased to 29.9 Bcfe or 43% higher than production of 20.9 Bcfe in the first six months of 2007.  The production increase was attributable to our development drilling and the recent acquisition.  Our average realized crude oil price increased by 80% and our average realized natural gas price increased by 32% in the first six months of 2008 as compared to the first six months of 2007.

The 2008 second quarter and six months financial results include a $21.4 million gain on the sales of certain properties in East and South Texas for which we received net proceeds of $113.8 million.  The sales closed in June 2008.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, increased $5.8 million (33%) to $23.4 million in the second quarter of 2008 from $17.6 million in the second quarter of 2007.  Oil and gas operating expenses per equivalent Mcf produced for our continuing onshore operations decreased $0.11 (7%) to $1.53 in the second quarter of 2008 from $1.64 in the second quarter of 2007.  Oil and gas operating expenses also increased $12.9 million (41%) to $44.6 million in the first six months of 2008 from $31.7 million in the first six months of 2007.  Oil and gas operating expenses per Mcfe produced decreased $0.03 to $1.49 for the six months ended June 30, 2008 from $1.52 for the same period in 2007. These increases in operating costs reflect our higher production and the impact of higher oil and natural gas prices on production and severance taxes.

Exploration expense of $2.2 million for the six months ended June 30, 2008 relates primarily to an exploratory dryhole drilled in South Texas.  Exploration expense in the first six months of 2007 of $2.3 million is mainly associated with exploratory dry holes drilled in Mississippi.

Depreciation, depletion and amortization ("DD&A") increased $14.2 million (47%) to $44.4 million in the second quarter of 2008 from DD&A expense of $30.2 million in the second quarter of 2007.  Our DD&A per equivalent Mcf produced increased $0.09 to $2.89 for the three months ended June 30, 2008 from $2.80 for the three months ended June 30, 2007.  DD&A for the first six months of 2008 increased $28.3 million (49%) to $85.9 million from $57.6 million for the six months ended June 30, 2007.  Our DD&A rate per Mcfe for the first six months of 2008 of $2.87 increased $0.12 (4%) above the DD&A rate of $2.75 for the first six months of 2007.  These increases primarily reflect our higher production during 2008 and the higher capitalized costs associated with our drilling program and our acquisition completed in 2007.

General and administrative expense, which is reported net of overhead reimbursements, increased by $1.3 million to $6.9 million for the second quarter of 2008 as compared to general and administrative expense of $5.6 million for the second quarter of 2007.  Included in general and administrative expense is stock-based compensation of $3.1 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively.  For the first six months of 2008, general and administrative expense increased to $13.1 million from $11.8 million for the six months ended June 30, 2007.  Included in general and administrative expense is stock-based compensation of $5.7 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively.  Increases in general and administrative expenses in 2008 primarily reflect the additional personnel we have added.

Interest expense increased $0.7 million (10%) to $8.5 million for the second quarter of 2008 from interest expense of $7.8 million in the second quarter of 2007.  The increase was primarily due to increased borrowings under our bank credit facility during the second quarter of 2008 which was partially offset by lower interest rates.  The average borrowings outstanding increased to $494.3 million during the second quarter of 2008 as compared to $261.3 million in the second quarter of 2007.  The average interest rate we were charged on the outstanding borrowings under our credit facility decreased to 4.2% in the second quarter of 2008 as compared to 6.6% in the second quarter of 2007.  Interest expense for the six months ended June 30, 2008 increased $4.4 million (32%) to $18.5 million from $14.1 million for the six months ended June 30, 2007.  The increase is attributable to higher average borrowings under the bank credit facility which was partially offset by lower interest rates.  Average borrowings outstanding increased to $504.0 million during the first six months of 2008 as compared to $227.6 million for the six months ended June 30, 2007.  The average interest rate under our bank credit facility decreased to 4.7% in the first six months of 2008 as compared to 6.5% in the first six months of 2007.

Income tax expense related to continuing operations increased by $32.7 million to $40.0 million for the three months ended June 30, 2008 as compared to $7.3 million for the three months ended June 30, 2007.  Income tax expense related to continuing operations increased $43.6 to $57.2 million for the six months ended June 30, 2008 from $13.6 million for the first six months of 2007.  Higher income tax expenses in 2008 are primarily due to our higher income from continuing operations.

We reported income from continuing operations of $70.4 million for the three months ended June 30, 2008, as compared to $13.0 million for the three months ended June 30, 2007.  The income per diluted share from continuing operations for the second quarter of 2008 was $1.55 on weighted average diluted shares outstanding of 45.4 million as compared to $0.29 for the second quarter of 2007 on weighted average diluted shares outstanding of 44.4 million.  Net income from continuing operations for the six months ended June 30, 2008 was $99.8 million, as compared to net income from continuing operations of $22.4 million for the six months ended June 30, 2007.  Income per share from continuing operations for the six months ended June 30, 2008 was $2.21 on weighted average diluted shares outstanding of 45.2 million as compared to net income per share from continuing operations of $0.51 on weighted average diluted shares outstanding of 44.3 million for the six months ended June 30, 2007.  The higher net income in 2008 results from higher oil and gas sales reflecting increased production and significantly higher oil and natural gas prices received.  Higher revenues were only partially offset by higher operating costs, DD&A expense and general and administrative expense.

Income from discontinued operations of $12.2 million in the three months ended June 30, 2008 was $7.0 million (133%) higher than income from discontinued operations during the three months ended June 30, 2007.  Income from discontinued operations increased $15.5 million (184%) to $23.9 million during the first six months of 2008 as compared to $8.4 million for the first six months of 2007.  The increases in income from discontinued operations in 2008 reflect the higher oil and gas prices in 2008 offset in part by higher operating and exploration expenses of the offshore operations.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the six months ended June 30, 2008, our primary sources of funds were net cash flow from continuing operations of $200.7 million, and net proceeds from asset sales of $113.8 million.  Our net cash flow from continuing operating activities increased $83.6 million (71%) in the first six months of 2008 from $117.1 million for the six months ended June 30, 2007.  This increase is primarily due to the higher revenues we had in the first six months of 2008 driven by the 43% increase in our oil and gas production and higher oil and natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first six months of 2008, we incurred capital expenditures of $145.9 million primarily for our acquisition, development and exploration activities.  We used the proceeds from the asset sales and operating cash flow not used to fund our capital expenditures to reduce borrowings outstanding under our bank credit facility by $185.0 million during the six months ended June 30, 2008.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands)

Acquisitions of producing oil and gas properties	$—	$31,965
Leasehold costs	21,474	4,741
Development drilling	110,369	154,522
Exploratory drilling	2,708	7,589
Other development	11,302	3,318
	145,853	202,135
Other	491	678
	$146,344	$202,813

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of June 30, 2008 we have contracted for the services of drilling rigs through January 2012 at an aggregate cost of $126.4 million.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $7.6 million as of June 30, 2008.

We spent $145.9 million and $170.2 million on our development and exploration activities during the six months ended June 30, 2008 and 2007, respectively.  We expect to spend approximately $410.0 million for development and exploration projects during 2008.  Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facility.

In June, 2008 we sold certain oil and gas producing properties in East and South Texas for net proceeds of $113.8 million.  We used the proceeds to repay outstanding debt under our bank credit facility.

We have a $850.0 million bank credit facility with the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of June 30, 2008 the borrowing base was $590.0 million, $270.0 million of which was available.  Indebtedness under the bank credit facility is secured by substantially all of our wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of our wholly-owned subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%.  A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of June 30, 2008.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and June 1.  The notes are unsecured obligations and are guaranteed by all of our wholly owned subsidiaries.

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

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered "participating securities" for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding used to determine basic earnings per share.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP.  Early application is not permitted.  Currently, we do not anticipate that adoption of the FSP will have a significant impact on our previously reported basic earnings per share amounts.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the six months ended June 30, 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.5 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $23.2 million.

We hedge a portion of our price risks associated with our natural gas sales.  As of June 30, 2008, our outstanding natural gas price swap agreements had a fair value loss of $40.1 million.  A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2008 would be $7.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At June 30, 2008, we had total long-term debt of $495.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $320.0 million outstanding under our bank credit facilities, which bear interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at June 30, 2008, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2008 by approximately $1.6 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 13, 2008.
(b)
Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class B directors and such nominees were elected.

(c)
Out of a total 45,550,245 shares of our common stock outstanding and entitled to vote, 41,434,802 shares were present at the meeting in person or by proxy, representing approximately 91% of the outstanding shares.  Matters voted upon at the meeting were as follows:

       (i)     Two Class B directors were reelected to our board of directors.  The vote tabulation was as follows:

Nominee	For	Withheld
M. Jay Allison	40,111,548	1,323,254
David W. Sledge	40,107,530	1,327,272

Our other directors whose term of office as a director continued after the meeting are as follows:

Class A Directors	Class C Directors
Cecil E. Martin	Roland O. Burns
Nancy E. Underwood	David K. Lockett

       (ii)   The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2008 was ratified by a vote of 41,361,213 shares for, 59,620 shares against and 13,969 shares abstaining.

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

COMSTOCK RESOURCES, INC.

Date: August 8, 2008	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: August 8, 2008	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)