Form 10-Q
period 2008-09-30
COMSTOCK RESOURCES INC
filed 2008-11-06
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, par value $.50, as of November 6, 2008 was 46,016,345.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2008

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2008 and December 31, 2007	4
Consolidated Statements of Operations - Three months and nine months ended September 30, 2008 and 2007	5
Consolidated Statement of Stockholders' Equity and Comprehensive Income - Nine months ended September 30, 2008	6
Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and 2007	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	26

PART II. Other Information

Item 6. Exhibits	27

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
	(In thousands)

Cash and Cash Equivalents	$118,357	$5,565
Accounts Receivable:
Oil and gas sales	58,941	36,245
Joint interest operations	4,492	12,406
Marketable Securities	181,858	—
Other Current Assets	15,677	3,987
Total current assets	379,325	58,203
Property and Equipment:
Unevaluated oil and gas properties	112,980	5,804
Oil and gas properties, successful efforts method	1,850,171	1,812,637
Other property and equipment	5,498	5,013
Accumulated depreciation, depletion and amortization	(587,360)	(512,895)
Net property and equipment	1,381,289	1,310,559
Other Assets	3,349	3,943
Assets of Discontinued Operations	—	981,682
	$1,763,963	$2,354,387

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$91,950	$71,579
Accrued Expenses	8,236	11,108
Current Taxes Payable	144,388	780
Current Deferred Taxes Payable	37,673	—
Total current liabilities	282,247	83,467
Long-term Debt	175,000	680,000
Deferred Income Taxes Payable	170,553	92,088
Derivatives	176	—
Reserve for Future Abandonment Costs	7,369	7,512
Liabilities of Discontinued Operations	—	452,235
Minority Interest in Discontinued Operations	—	267,441
Total liabilities	635,345	1,582,743
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 46,016,345 and 45,428,095 shares outstanding at September 30, 2008 and December 31, 2007, respectively	23,008	22,714
Additional paid-in capital	412,743	386,986
Retained earnings	710,283	361,944
Accumulated other comprehensive loss	(17,416)	—
Total stockholders' equity	1,128,618	771,644
	$1,763,963	$2,354,387

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$163,852	$83,087	$463,595	$236,094
Gain on sales of assets	5,356	—	26,560	—

Operating expenses:
Oil and gas operating	21,556	17,030	66,120	48,709
Exploration	2,794	1,375	5,032	3,651
Depreciation, depletion and amortization	45,943	33,413	131,870	91,021
Impairment	—	482	—	482
General and administrative, net	7,242	5,663	20,328	17,501
Total operating expenses	77,535	57,963	223,350	161,364

Operating income from continuing operations	91,673	25,124	266,805	74,730
Other income (expenses):
Interest income	587	256	953	644
Other income	29	39	87	116
Interest expense	(4,751)	(8,772)	(23,248)	(22,832)
Total other income (expenses)	(4,135)	(8,477)	(22,208)	(22,072)

Income from continuing operations before income taxes	87,538	16,647	244,597	52,658
Provision for income taxes	(32,774)	(6,539)	(90,003)	(20,180)
Income from continuing operations	54,764	10,108	154,594	32,478
Income from discontinued operations after income taxes and minority interest	169,853	6,320	193,745	14,725
Net income	$224,617	$16,428	$348,339	$47,203

Basic net income per share:
Continuing operations	$1.22	$0.23	$3.48	$0.75
Discontinued operations	3.80	0.15	4.36	0.34
	$5.02	$0.38	$7.84	$1.09

Diluted net income per share:
Continuing operations	$1.20	$0.23	$3.40	$0.73
Discontinued operations	3.71	0.14	4.25	0.32
	$4.91	$0.37	$7.65	$1.05

Weighted average shares outstanding:
Basic	44,748	43,379	44,448	43,372
Diluted	45,759	44,434	45,419	44,345

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(In thousands)

Balance at January 1, 2008	$45,428	$22,714	$386,986	$361,944	$—	$771,644
Exercise of stock options and warrants	591	296	7,982	—	—	8,278
Stock-based compensation	(3)	(2)	8,970	—	—	8,968
Tax benefit from stock-based compensation	—	—	8,805	—	—	8,805
Net income	—	—	—	348,339	—	348,339
Unrealized hedging gain, net of income taxes	—	—	—	—	1,791	1,791
Unrealized loss on marketable securities, net of income taxes	—	—	—	—	(19,207)	(19,207)
Total comprehensive income	—	—	—	—	—	330,923
Balance at September 30, 2008	$46,016	$23,008	$412,743	$710,283	$(17,416)	$1,128,618

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$348,339	$47,203
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(193,745)	(14,725)
Deferred income taxes	85,171	16,640
Dry hole costs and lease impairments	4,113	3,458
Depreciation, depletion and amortization	131,870	91,021
Impairment	—	482
Gain on sales of assets	(26,560)	—
Debt issuance cost amortization	608	608
Stock-based compensation	8,968	7,905
Excess tax benefit from stock-based compensation	(8,805)	(602)
Increase in accounts receivable	(14,738)	(5,749)
Increase in other current assets	(8,758)	(2,757)
Increase in accounts payable and accrued expenses	4,573	5,375
Net cash provided by operating activities from continuing operations	331,036	148,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(298,812)	(290,582)
Proceeds from asset sales	129,541	—
Net cash used for investing activities from continuing operations	(169,271)	(290,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	50,000	142,000
Principal payments on debt	(555,000)	—
Proceeds from issuance of common stock	8,278	279
Excess tax benefit from stock-based compensation	8,805	602
Debt issuance costs	(16)	(34)
Net cash provided by (used for) financing activities from continuing operations	(487,933)	142,847

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash flows provided by operating activities	240,332	170,767
Cash flows from investing activities:
Proceeds from sale of Bois d'Arc Energy	438,960	—
Capital expenditures	(159,368)	(171,242)
Net cash provided by (used for) investing activities	279,592	(171,242)
Net cash flows provided by (used for) financing activities	(80,964)	409
Net cash provided by (used for) discontinued operations	438,960	(66)

Net increase in cash and cash equivalents	112,792	1,058
Cash and cash equivalents, beginning of period	5,565	1,228
Cash and cash equivalents, end of period	$118,357	$2,286

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2008 and the related results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007.

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

In connection with an acquisition of certain oil and gas properties, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code pursuant to which Comstock assigned the right to acquire ownership in the acquired oil and gas properties to an exchange accommodation titleholder.  Comstock operated these properties pursuant to lease and management agreements.  Because the Company was the primary beneficiary of these arrangements, the acquired properties were included in the consolidated balance sheet as of December 31, 2007, and all revenues earned and expenses incurred related to the properties were included in the Company's consolidated results of operations during the term of the agreements.  The Company completed the like-kind exchange transaction for federal tax purposes when certain designated oil and gas properties were sold in June 2008.  Accordingly, the ownership of the oil and gas properties acquired in December 2007 was transferred to the Company and the agreements with the exchange accommodation titleholder terminated.

The results of operations for the three months and nine months ended September 30, 2008 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

The Company's offshore operations have historically been conducted through its subsidiary Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  On August 28, 2008, Bois d'Arc Energy completed a merger with Stone Energy Corporation ("Stone") pursuant to which each outstanding share of Bois d'Arc Energy was exchanged for cash in the amount of $13.65 per share and 0.165 shares of Stone common stock.  As a result of this transaction, Comstock received net proceeds of $439.0 million in cash and 5,317,069 shares of Stone in exchange for its interest in Bois d'Arc Energy.  In connection with the merger, Comstock agreed not to sell its shares of Stone common stock prior to August 28, 2009 and to certain other restrictions relating to its ownership of the Stone common stock.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of the merger, the consolidated financial statements and the related notes thereto present the Company's offshore operations as discontinued operations.  No general and administrative or interest costs incurred by Comstock have been allocated to the discontinued operations during the periods presented.  Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.

The merger of Bois d'Arc Energy with Stone resulted in Comstock recognizing a gain on the disposal of the discontinued operations in the three months ended September 30, 2008 of approximately $158.1 million, after income taxes of $85.3 million and the Company's share of transaction-related costs incurred by Bois d'Arc Energy of $11.7 million.  Transaction-related costs incurred by Bois d'Arc Energy included accounting, legal and investment banking fees, change-in-control and other compensation costs that became obligations as a result of the merger.

Income from discontinued operations for the three and nine months ended September 30, 2008 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)

Oil and gas sales	$99,463	$87,987	$360,719	$255,215
Total operating expenses	(57,768)	(53,674)	(198,894)	(172,866)
Operating income from discontinued operations	41,695	34,313	161,825	82,349
Other income (expense)	(740)	(2,184)	(2,630)	(6,262)
Provision for income taxes	(22,040)	(15,031)	(76,626)	(35,775)
Minority interest in earnings	(7,121)	(10,778)	(46,883)	(25,587)
Income from discontinued operations excluding gain on sale	11,794	6,320	35,686	14,725
Gain on sale of discontinued operations, net of income taxes of $85,327	158,059	—	158,059	—
Income from discontinued operations	$169,853	$6,320	$193,745	$14,725

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Assets and liabilities of discontinued operations as of December 31, 2007 were as follows:

December 31, 2007
(In thousands)

Current Assets	$66,302
Property and Equipment, Net	912,316
Other Assets	3,064
Total Assets of Discontinued Operations	$981,682

Current Liabilities	$47,333
Long-term Debt	80,000
Deferred Income Taxes Payable	279,808
Reserve for Future Abandonment Costs	45,094
Liabilities of Discontinued Operations	$452,235

Minority Interest in Bois d'Arc Energy	$267,441

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Marketable Securities

The Company received shares of Stone common stock as part of the proceeds from sale of its interest in Bois d'Arc Energy.  The Company does not exert influence over the operating and financial polices of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheet as of September 30, 2008.  Available-for-sale securities are accounted for at fair value, with any unrealized gains and losses reported in the consolidated balance sheet within accumulated other comprehensive income (loss) as a separate component of stockholders' equity.  The fair value of the Stone common stock includes a discount to the public market price to reflect certain trading restrictions.  The Company utilizes the specific identification method to determine the cost of the securities sold.

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.  As of September 30, 2008, the decline in the fair value of the Stone common stock since the date it was received was not determined to be other than temporary.  The Stone shares were acquired in August 2008 and valued at $211.4 million.  As of September 30, 2008 the estimated fair value of the Stone shares was $181.9 million after recognizing an unrealized loss before income taxes of $29.5 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2008 and 2007:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Beginning asset retirement obligations	$7,512	$9,052
Accretion expense	333	409
New wells placed on production and changes in estimates	484	526
Liabilities settled and properties sold	(960)	(680)
Future abandonment liability — end of period	$7,369	$9,307

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

In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and natural gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas sales as unrealized gains (losses).  The Company realized losses of $2.7 million and $7.4 million on the natural gas price swaps during the three and nine months ended September 30, 2008, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  As of September 30, 2008, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a net asset of $2.7 million, of which $2.9 million was classified as a current asset and $0.2 million was classified as long-term liability.  The Company had no derivative financial instruments outstanding during the nine months ended September 30, 2007.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended September 30, 2008 and 2007, the Company recognized $3.3 million and $2.6 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  Stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $9.0 million and $7.9 million, respectively.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the nine months ended September 30, 2008 and 2007 was $8.8 million and $0.6 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  During the nine months ended September 30, 2008, Comstock granted options to purchase 40,000 shares at an exercise price of $54.36 per share.  The fair value of the options awarded was determined to be $19.76 per share.  Assumptions used to value these stock options included expected volatility of 38.9%, expected lives of 4.3 years, a risk-free interest rate of 3.3% and an expected dividend yield of zero.  As of September 30, 2008, total unrecognized compensation cost related to nonvested stock options of $1.6 million is expected to be recognized over a period of 2.2 years.  Options outstanding at September 30, 2008 totaled 456,870, of which 305,120 were exercisable.

As of September 30, 2008, Comstock had 1.3 million shares of unvested restricted stock outstanding at a weighted average grant date fair value of $31.60 per share.  Total unrecognized compensation cost related to the unvested restricted stock grants of $22.3 million as of September 30, 2008 is expected to be recognized over a period of 3.3 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	1.1	2.6	0.9	3.0
Changes due to tax law changes	—	—	—	(1.5)
State income taxes, net of federal benefit	1.2	2.2	0.9	1.9
Other	0.1	(0.5)	—	(0.1)
Effective tax rate	37.4%	39.3%	36.8%	38.3%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Current provision	$107	$1,745	$4,832	$3,540
Deferred provision	32,667	4,794	85,171	16,640
Provision for income taxes	$32,774	$6,539	$90,003	$20,180

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007, respectively, were determined as follows:

	Three Months Ended September 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:

Income From Continuing Operations	$54,764	44,748	$1.22	$10,108	43,379	$0.23

Income from Discontinued Operations	169,853	44,748	3.80	6,320	43,379	0.15

Net Income	$224,617	44,748	$5.02	$16,428	43,379	$0.38

Diluted Earnings Per Share:

Income from Continuing Operations	$54,764	44,748		$10,108	43,379
Effect of Dilutive Securities:
Stock Grants and Options	—	1,011		—	1,055

Income from Continuing Operations With Assumed Conversions	$54,764	45,759	$1.20	$10,108	44,434	$0.23

Income from Discontinued Operations	$169,853	45,759	$3.71	$6,320	44,434	$0.14
Effect of Dilutive Securities:
Stock Grants and Options	(164)	—		(186)	—
Income from Discontinued Operations, After Income Taxes and Minority Interest with Assumed Conversions	169,689	45,759	$3.71	6,134	44,434	$0.14

Net Income	$224,453	45,759	$4.91	$16,242	44,434	$0.37

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:

Income From Continuing Operations	$154,594	44,448	$3.48	$32,478	43,372	$0.75

Income from Discontinued Operations	193,745	44,448	4.36	14,725	43,372	0.34

Net Income	$348,339	44,448	$7.84	$47,203	43,372	$1.09

Diluted Earnings Per Share:

Income from Continuing Operations	$154,594	44,448		$32,478	43,372
Effect of Dilutive Securities:
Stock Grants and Options	—	971		—	973

Income from Continuing Operations With Assumed Conversions	$154,594	45,419	$3.40	$32,478	44,345	$0.73

Income from Discontinued Operations	$193,745	45,419	$4.27	$14,725	44,345	$0.33
Effect of Dilutive Securities:
Stock Grants and Options	(839)	—		(441)	—
Income from Discontinued Operations After Income Taxes and Minority Interest with Assumed Conversions	192,906	45,419	$4.25	14,284	44,345	$0.32

Net Income	$347,500	45,419	$7.65	$46,762	44,345	$1.05

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands except per share data)

Weighted average anti-dilutive stock options	—	267	21	249
Weighted average exercise price	$—	$32.32	$54.36	$32.52

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

At January 1, 2008, the Company had no financial assets and liabilities that were accounted for at fair value.  Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company's assets and liabilities.  As of September 30, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents held in money market funds, short-term marketable securities comprised of shares of Stone common stock, and derivative instruments in the form of natural gas price swap agreements.  The fair value of the Stone common stock recorded by the Company includes a discount from the quoted public market price to reflect the impact of certain trading restrictions.  The Company determines the impact of the trading restriction on the fair value of the Stone common stock utilizing a standard option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized the Stone common stock as Level 2.  The Company's natural gas price swap agreements are not traded on a public exchange.  The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, these swap agreements have been categorized as Level 3 within the valuation hierarchy.

The following table summarizes financial assets and liabilities accounted for at fair value as of September 30, 2008:

	Portion of Carrying Value Measured at Fair Value as of September 30, 2008	Level 1	Level 2	Level 3
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$102,262	$102,262	$—	$—
Marketable securities	181,858	—	181,858	—
Short-term receivable – natural gas price derivatives	2,932	—	—	2,932
Total assets	$287,052	$102,262	$181,858	$2,932
Long term liability – natural gas price derivatives	$176	$—	$—	$176

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the changes in the fair values of the natural gas swaps, which are Level 3 liabilities, for the nine months ended September 30, 2008:

(In thousands)

Balance at January 1, 2008	$—
Purchases and settlements (net)	7,358
Hedge ineffectiveness	—
Total realized or unrealized gains (losses):
Included in earnings	(7,358)
Included in other comprehensive income	2,756
Balance at September 30, 2008	$2,756

Supplementary Information With Respect to the Consolidated Statements of Cash Flows –

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At September 30, 2008 the Company's cash investments consisted of cash held in an institutional money market fund which has daily liquidity and cash in interest bearing accounts at a large commercial bank.  At December 31, 2007 the Company's cash investments consisted of overnight Eurodollar deposits with a bank.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash Payments -
Interest payments	$26,560	$25,726
Income tax payments	$5,199	$381

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage.  For the three and nine months ended September 30, 2008 the Company capitalized $0.6 million of interest which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Income from continuing operations	$54,764	$10,108	$154,594	$32,478
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of income taxes of $10.3 million	(19,207)	—	(19,207)	—
Hedge contracts settled, net of income taxes of $1.1 million and $2.6 million, respectively	(2,008)	—	(4,783)	—
Unrealized hedging gains, net of income taxes of $16.1 million and $3.5 million, respectively	29,851	—	6,574	—
Hedge ineffectiveness recorded in net income, net of income taxes of $126,000	(233)	—	—	—
Total from continuing operations	63,167	10,108	137,178	32,478
Income from discontinued operations, net of income taxes and minority interest	$169,853	$6,320	$193,745	$14,725
Total comprehensive income	$223,020	$16,428	$330,923	$47,203

The following table provides a rollforward of the amounts included in Accumulated other comprehensive income (loss), net of income taxes, for the three and nine months ended September 30, 2008:

	Natural Gas Price Swap Agreements	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance as of June 30, 2008	$(25,819)	$—	$(25,819)
Third quarter changes in value	29,851	(19,207)	10,644
Reclassification to earnings	(2,241)	—	(2,241)
Balance as of September 30, 2008	$1,791	$(19,207)	$(17,416)

Balance as of December 31, 2007	$—	$—	$—
2008 changes in value	6,574	(19,207)	(12,633)
Reclassification to earnings	(4,783)	—	(4,783)
Balance as of September 30, 2008	$1,791	$(19,207)	$(17,416)

(2)  LONG-TERM DEBT  –

At September 30, 2008, long-term debt was comprised of $175.0 million of 6⅞% Senior Notes due in 2012.  The notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's subsidiaries.  The subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several.  As of September 30, 2008, Comstock also has no assets or operations which are independent of its subsidiaries.  There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock's and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its wholly-owned subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of September 30, 2008, the borrowing base was $590.0 million, all of which was available.  On October 29, 2008 this borrowing base was reaffirmed by the Company's bank group.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%.  A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of September 30, 2008.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to four years.  As of September 30, 2008, the Company had commitments for contracted drilling services of $146.4 million.  The Company also has entered into a natural gas transportation agreement for 30,000 Mbtu's of natural gas per day which expires on August 31, 2013.  Minimum commitments under this transportation agreement as of September 30, 2008 totaled $13.7 million.

(4)  SALE OF PROPERTIES –

During the three months ended September 30, 2008, the Company sold its interests in certain producing properties in South Texas and received net proceeds of $15.8 million.  Comstock recognized a gain of $5.4 million ($3.5 million after income taxes) on these sales which is included in the accompanying consolidated statement of operations.  During the first six months of 2008, the Company sold its interests in certain producing properties in East and South Texas and received net proceeds of $113.8 million.  Comstock recognized a gain of $21.2 million ($13.9 million after income taxes) on these sales which is also included in the accompanying consolidated statement of operations.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2008, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007, the consolidated statement of stockholders' equity and comprehensive income for the nine months ended September 30, 2008, and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein], and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, effective January 1, 2006.  On August 28, 2008, Bois d'Arc Energy, Inc., a subsidiary of the Company completed a merger with Stone Energy Corporation, which resulted in Bois d'Arc Energy, Inc. being classified as discontinued operations, resulting in the revision of the December 31, 2007 consolidated balance sheet. We have not audited the revised consolidated balance sheet reflecting the reclassifications for discontinued operations.

/s/ Ernst & Young LLP

Dallas, Texas
November 5, 2008

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

Discontinued Operations

Our offshore operations have historically been conducted through our subsidiary, Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  Bois d'Arc Energy was acquired by Stone Energy Corporation ("Stone") in exchange for a combination of cash and shares of Stone common stock on August 28, 2008.  Accordingly, the offshore operations are presented as discontinued operations in our financial statements for all periods presented.  Unless indicated otherwise, the amounts in the accompanying tables and discussion relate to our continuing operations.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per unit amounts)
Net Production Data:
Natural Gas (Mmcf)	13,395	10,612	40,207	28,462
Oil (Mbbls)	264	260	775	766
Natural Gas equivalent (Mmcfe)	14,977	12,170	44,855	33,056

Revenues:
Natural Gas sales	$138,861	$66,459	$395,234	$193,101
Hedging losses	(2,730)	—	(7,358)	—
Total natural gas sales including hedging	136,131	66,459	387,876	193,101
Oil sales	27,721	16,628	75,719	42,993
Total oil and gas sales	$163,852	$83,087	$463,595	$236,094

Expenses:
Oil and gas operating expenses(1)	$21,556	$17,030	$66,120	$48,709
Exploration expense	$2,794	$1,375	$5,032	$3,651
Depreciation, depletion and amortization	$45,943	$33,413	$131,870	$91,021

Average Sales Price:
Oil (per Bbl)	$105.15	$64.06	$97.74	$56.15
Natural gas (per Mcf)	$10.37	$6.26	$9.83	$6.78
Natural gas including hedging (per Mcf)	$10.16	$6.26	$9.65	$6.78
Average equivalent (Mcfe)	$11.12	$6.83	$10.50	$7.14
Average equivalent including hedging (Mcfe)	$10.94	$6.83	$10.34	$7.14

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.44	$1.40	$1.47	$1.47
Depreciation, depletion and amortization(2)	$3.06	$2.73	$2.93	$2.74

(1)     Includes lease operating costs and production and ad valorem taxes.
(2)     Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Oil and gas sales increased $80.8 million to $163.9 million for the three months ended September 30, 2008 from $83.1 million for the third quarter of 2007.  This increase resulted from both higher production and higher crude oil and natural gas prices.  Our production in the third quarter of 2008 increased to 15.0 Bcfe, a 23% increase over production of 12.2 Bcfe in the third quarter of 2007.  The production increase was attributable to our development drilling activity and a producing property acquisition in South Texas which was completed in December 2007.  Our average realized crude oil price increased by 64% and our average realized natural gas price increased by 62% in the third quarter of 2008 as compared to the third quarter of 2007.  Our natural gas sales for the three months ended September 30, 2008 have been reduced by a loss of $2.7 million from our hedging activities.

Oil and gas sales increased $227.5 million to $463.6 million for the nine months ended September 30, 2008 from $236.1 million for the first nine months of 2007.  Our production in the first nine months of 2008 increased to 44.9 Bcfe or 36% higher than production of 33.1 Bcfe in the first nine months of 2007.  The production increase was attributable to our development drilling and the recent acquisition.  Our average realized crude oil price increased by 74% and our average realized natural gas price increased by 42% in the first nine months of 2008 as compared to the first nine months of 2007.  Our natural gas sales for the nine months ended September 30, 2008 have been reduced by a loss of $7.4 million from our hedging activities.

The 2008 third quarter and nine months financial results include a $5.4 million gain on the sales of certain properties in South Texas for which we received net proceeds of $15.8 million.  The sales closed in August and September 2008.  The financial results for the nine months ended September 30, 2008 include a gain of $21.2 million on sales of certain properties that closed during the first six months of 2008 for which we received net proceeds of $113.8 million.

Costs and Expenses -

Our oil and gas operating expenses, including production taxes, increased $4.6 million (27%) to $21.6 million in the third quarter of 2008 from $17.0 million in the third quarter of 2007.  Oil and gas operating expenses per equivalent Mcf produced increased $0.04 (3%) to $1.44 in the third quarter of 2008 from $1.40 in the third quarter of 2007.  Oil and gas operating expenses also increased $17.4 million (36%) to $66.1 million in the first nine months of 2008 from $48.7 million in the first nine months of 2007.  Oil and gas operating expenses per Mcfe produced of $1.47 for the nine months ended September 30, 2008 were unchanged from the nine months ended September 30, 2007.  These increases in operating costs reflect our higher production level and the impact of higher oil and natural gas prices on production and severance taxes.

Exploration expense of $2.8 million for the three months ended September 30, 2008 includes $2.0 million for impairment of unevaluated leases in Mississippi for which no drilling is planned and costs related to an exploratory dry hole drilled in South Texas.  Exploration expense of $1.4 million in the three months ended September 30, 2007 includes the costs of two exploratory dry hole wells drilled in Mississippi and impairment of unevaluated leases in Mississippi.  Exploration expense of $5.0 million for the nine months ended September 30, 2008 relates primarily to an exploratory dryhole drilled in South Texas and the impairment of unevaluated leases in Mississippi.  Exploration expense in the first nine months of 2007 of $3.7 million was mainly associated with exploratory dry holes drilled in Mississippi and impairment of unevaluated leases in Mississippi.

Depreciation, depletion and amortization ("DD&A") increased $12.5 million (38%) to $45.9 million in the third quarter of 2008 from DD&A expense of $33.4 million in the third quarter of 2007.  Our DD&A per equivalent Mcf produced increased $0.33 to $3.06 for the three months ended September 30, 2008 from $2.73 for the three months ended September 30, 2007.  DD&A for the first nine months of 2008 increased $40.9 million (45%) to $131.9 million from $91.0 million for the nine months ended September 30, 2007.  Our DD&A rate per Mcfe for the first nine months of 2008 of $2.93 increased $0.19 (7%) above the DD&A rate of $2.74 for the first nine months of 2007.  These increases primarily reflect our higher production during 2008 and the higher capitalized costs associated with our drilling program and our acquisition completed in 2007.

General and administrative expense, which is reported net of overhead reimbursements, increased by $1.5 million to $7.2 million for the third quarter of 2008 as compared to general and administrative expense of $5.7 million for the third quarter of 2007.  Included in general and administrative expense is stock-based compensation of $3.3 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively.  For the first nine months of 2008, general and administrative expense increased to $20.3 million from $17.5 million for the nine months ended September 30, 2007.  Included in general and administrative expense is stock-based compensation of $9.0 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively.  Increases in general and administrative expenses in 2008 primarily reflect the additional personnel we have added.

Interest expense decreased $4.0 million (46%) to $4.8 million for the third quarter of 2008 from interest expense of $8.8 million in the third quarter of 2007.  The decrease was primarily due to lower interest rates.  Although our average borrowings outstanding increased to $300.7 million during the third quarter of 2008 as compared to $256.5 million in the third quarter of 2007, we had no borrowings outstanding under our bank credit facility during the month of September 2008 as we repaid the entire outstanding balance in late August 2008.  The average interest rate we were charged on the outstanding borrowings under our credit facility decreased to 3.7% in the third quarter of 2008 as compared to 6.9% in the third quarter of 2007.  Interest expense for the nine months ended September 30, 2008 increased $0.4 million (2%) to $23.2 million from $22.8 million for the nine months ended September 30, 2007.  The increase is attributable to higher average borrowings under the bank credit facility which was partially offset by lower interest rates.  Average borrowings outstanding increased to $461.6 million during the first nine months of 2008 as compared to $254.7 million for the nine months ended September 30, 2007.  The average interest rate under our bank credit facility decreased to 4.5% in the first nine months of 2008 as compared to 6.6% in the first nine months of 2007.  We capitalized interest of $0.6 million which reduced interest expense for the three and nine months ended September 30, 2008.  No interest was capitalized in 2007.

Income tax expense related to continuing operations increased by $26.3 million to $32.8 million for the three months ended September 30, 2008 as compared to $6.5 million for the three months ended September 30, 2007.  Income tax expense related to continuing operations increased $69.8 million to $90.0 million for the nine months ended September 30, 2008 from $20.2 million for the first nine months of 2007.  Higher income tax expenses in 2008 are primarily due to our higher income.  Our effective tax rates for continuing operations in 2008 are lower than the comparable rates in 2007 due mainly to increased pre-tax income in 2008 which reduced the impact of nondeductible stock based compensation and state income taxes on our effective rate.

We reported income from continuing operations of $54.8 million for the three months ended September 30, 2008, as compared to $10.1 million for the three months ended September 30, 2007.  The income per diluted share from continuing operations for the third quarter of 2008 was $1.20 on weighted average diluted shares outstanding of 45.8 million as compared to $0.23 for the third quarter of 2007 on weighted average diluted shares outstanding of 44.4 million.  Net income from continuing operations for the nine months ended September 30, 2008 was $154.6 million, as compared to net income from continuing operations of $32.5 million for the nine months ended September 30, 2007.  Income per share from continuing operations for the nine months ended September 30, 2008 was $3.40 on weighted average diluted shares outstanding of 45.4 million as compared to net income per share from continuing operations of $0.73 on weighted average diluted shares outstanding of 44.3 million for the nine months ended September 30, 2007.  The higher net income in 2008 results from higher oil and gas sales reflecting increased production and significantly higher oil and natural gas prices received.  Higher revenues were only partially offset by higher operating costs, DD&A expense and general and administrative expense.

Income from discontinued operations of $169.9 million in the three months ended September 30, 2008 was $163.6 million (87%) higher than income from discontinued operations of $6.3 million during the three months ended September 30, 2007.  Income from discontinued operations increased $179.0 million to $193.7 million during the first nine months of 2008 as compared to $14.7 million for the first nine months of 2007.  The increases in income from discontinued operations in 2008 reflect the higher oil and gas prices in 2008 offset in part by higher operating and exploration expenses of the offshore operations.  Also included in income from discontinued operations is a net gain, after income taxes, of $159.1 million during the three and nine months ended September 30, 2008 as a result of the sale of our interest in Bois d'Arc Energy.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the nine months ended September 30, 2008, our primary sources of funds were net cash flow from continuing operations of $331.0 million, net proceeds from asset sales of $129.5 million and net proceeds from the sale of our interest in Bois d'Arc Energy of $439.0 million.  Our net cash flow from continuing operating activities increased $182.1 million (122%) to $331.0 million in the first nine months of 2008 from $148.9 million for the nine months ended September 30, 2007.  This increase is primarily due to the higher revenues we had in the first nine months of 2008 driven by the 36% increase in our oil and gas production and higher oil and natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first nine months of 2008, we incurred capital expenditures of $309.8 million primarily for our development and exploration activities.  Our cash flow provided by operating activities of $331.0 million was sufficient to fund our capital expenditures for the first nine months of 2008.  We used the proceeds from our asset sales, including the sale of our interest in Bois d'Arc Energy, to repay all borrowings outstanding under our bank credit facility during the nine months ended September 30, 2008.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)

Acquisitions of producing oil and gas properties	$—	$31,189
Leasehold costs	110,940	7,546
Development drilling	182,382	231,870
Exploratory drilling	3,178	10,424
Other development	12,828	5,775
	309,328	286,804
Other	507	806
	$309,835	$287,610

We spent $309.3 million and $255.6 million on our development and exploration activities during the nine months ended September 30, 2008 and 2007, respectively.  The expenditures in 2008 include $109.2 million for acquisitions of leases in the emerging Haynesville Shale play in East Texas and North Louisiana.  We expect to spend approximately $425.0 million in total for development and exploration projects during 2008.  Development and exploration activities are funded primarily with operating cash flow and with borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of September 30, 2008 we have contracted for the services of drilling rigs through October 2012 at an aggregate cost of $146.4 million and we have minimum commitments of $13.7 million to transport natural gas through August 2013.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2013.  We record a separate liability for the fair value of these asset retirement obligations which totaled $7.4 million as of September 30, 2008.

The gain on the sale of our interest in Bois d'Arc Energy generated a current tax liability of $146.4 million which we intend to pay in December 2008.

We have a $850.0 million bank credit facility with the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of September 30, 2008 the borrowing base was $590.0 million, all of which was available.  On October 29, 2008 this borrowing base was reaffirmed by our bank group.  Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries' oil and gas properties and is guaranteed by all of our subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.5%.  A commitment fee of 0.25% to 0.375% based on the utilization of the borrowing base is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of September 30, 2008.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  See Note 1 to the consolidated financial statements.  Adoption of SFAS 157 had no impact on the carrying values of our assets and liabilities.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133" ("SFAS 161").  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Currently, we do not have any instruments that would be impacted by SFAS 161.

In September 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered "participating securities" for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding used to determine basic earnings per share.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP.  Early application is not permitted.  Currently, we do not anticipate that adoption of the FSP will have a significant impact on our previously reported basic earnings per share amounts.

On October 10, 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they trade in are illiquid or inactive.  Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales.  This FSP is effective as of September 30, 2008.  There was no impact to our financial position or results of operations from the adoption of this FSP.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the nine months ended September 30, 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.9 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $34.6 million.

We hedge a portion of our price risks associated with our natural gas sales.  As of September 30, 2008, our outstanding natural gas price swap agreements had a fair value of $2.7 million.  A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at September 30, 2008 would be $1.8 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At September 30, 2008, we had total long-term debt of $175.0 million which bears interest at a fixed rate of 6⅞%.  Borrowings under our bank credit facility bear interest at a fluctuating rate that is limited to LIBOR, or the corporate base rate, at our option.  We had no borrowings outstanding under our bank credit facilities at September 30, 2008.

ITEM 4:  CONTROLS AND PROCEDURES

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: November 6, 2008	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 6, 2008	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)