Form 10-K
period 2008-12-31
COMSTOCK RESOURCES INC
filed 2009-02-25
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 25, 2009, there were 46,442,595 shares of common stock outstanding.

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3.7 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders to be held
May 19, 2009 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2008

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

Any or all of our forward-looking statements in this report may turn out to be incorrect. They can be affected by a number of factors, including, among others:

•	the risks described in “Risk Factors” and elsewhere in this report;
•	the volatility of prices and supply of, and demand for, oil and natural gas;
•	the timing and success of our drilling activities;
•	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;
•	our ability to successfully identify, execute or effectively integrate future acquisitions;
•	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;
•	our ability to effectively market our oil and natural gas;
•	the availability of rigs, equipment, supplies and personnel;
•	our ability to discover or acquire additional reserves;
•	our ability to satisfy future capital requirements;
•	changes in regulatory requirements;
•	general economic conditions, status of the financial markets and competitive conditions;
•	our ability to retain key members of our senior management and key employees; and
•	hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage that impact the supply of crude oil and natural gas.

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

“Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances are estimates for proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

Comstock Resources, Inc. (“Comstock”) is a Nevada corporation whose common stock is listed and traded on the New York Stock Exchange and that is engaged in the acquisition, development, production and exploration of oil and natural gas. In August 2008, we divested of our interests in our offshore oil and gas properties through the sale of our stake in Bois d’Arc Energy, Inc. and, accordingly, the discussion which follows pertains solely to our continuing onshore oil and gas operations.

Our oil and gas operations are concentrated in our East Texas/North Louisiana and South Texas regions. Our oil and natural gas properties are estimated to have proved reserves of 581.7 Bcfe with an estimated PV 10 Value of $820.1 million as of December 31, 2008 and a standardized measure of discounted future net cash flows of $636.3 million. Our consolidated proved oil and natural gas reserve base is 90% natural gas and 67% proved developed on a Bcfe basis as of December 31, 2008.

Our proved reserves at December 31, 2008 and our 2008 average daily production are summarized below:

	Reserves at December 31, 2008				2008 Daily Production
	Oil	Gas	Total	% of	Oil	Gas	Total	% of
	(MMBbls)	(Bcf)	(Bcfe)	Total	(MBbls/d)	(MMcf/d)	(MMcfe/d)	Total

East Texas / North Louisiana	1.5	283.9	292.7	50.3%	0.8	80.1	85.0	51.9%
South Texas	2.1	192.5	205.1	35.3%	0.5	58.8	61.8	37.7%
Other Regions	6.1	47.2	83.9	14.4%	1.5	8.3	17.0	10.4%

Total	9.7	523.6	581.7	100.0%	2.8	147.2	163.8	100.0%

Strengths

High Quality Properties.  Our operations are focused in two primary operating areas, the East Texas/North Louisiana and South Texas regions. We have an extensive acreage position in the emerging Haynesville Shale resource play in East Texas/North Louisiana where we have identified 86,032 gross (70,504 net to us) acres prospective for Haynesville Shale development. Our properties have an average reserve life of approximately 9.7 years and have substantial development and exploration potential.

Successful Exploration and Development Program.  In 2008 we spent $426.1 million on exploration and development of our oil and natural gas properties. We drilled 136 wells in 2008, 75.7 net to us, at a cost of $291.7 million. We spent $116.0 million to acquire leases in the emerging Haynesville Shale play and we also spent $18.4 million for other leasehold costs, recompletions, workovers, abandonment and production facilities. Our drilling activities in 2008 added 102.4 Bcfe to our proved reserves and contributed to our 32% production growth in 2008.

Successful Acquisitions.  We have had significant growth over the years as a result of acquisitions. Since 1991, we have added 984.1 Bcfe of proved oil and natural gas reserves from 36 acquisitions at an average cost of $1.14 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Efficient Operator.  We operate 85% of our proved oil and natural gas reserve base as of December 31, 2008. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. In late 2007 we identified the potential in our largest operating region, East Texas/North Louisiana, to explore for natural gas in the Haynesville Shale formation, which was below the Cotton Valley, Hosston and Travis Peak sand formations we have been developing. We drilled eight pilot wells to evaluate the prospectivity of the Haynesville Shale. We undertook an active leasing program in 2008 to acquire additional acreage where we believed the Haynesville Shale formation would be prospective and spent $116.0 million to increase our leasehold with Haynesville Shale potential to 86,032 gross acres (70,504 net to us). We started the commercial development of the Haynesville Shale in late 2008 and drilled two (1.1 net) successful horizontal wells. In 2009, our drilling program will be focused on exploring and developing our Haynesville Shale acreage. During 2009, we plan to spend approximately $280.0 million drilling 30 (25.8 net to us) Haynesville Shale horizontal wells.

We also have an active exploration program in our South Texas region utilizing 3-D seismic to identify prospects in the Wilcox and Vicksburg formations. In 2008, we drilled four exploratory wells (2.1 net to us), in South Texas. Three of these wells (1.7 net to us) were successful.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through development drilling and active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques. During 2008, we spent approximately $230.6 million to drill 130 development wells (72.5 net to us), all but three of which were successful. We also spent $14.2 million for recompletion and workovers in 2008.

Acquire High Quality Properties at Attractive Costs.  We have a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 984.1 Bcfe of proved oil and natural gas reserves from 36 acquisitions at a total cost of $1.1 billion, or $1.14 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. We also evaluate our existing properties and consider divesting of non-strategic assets when market conditions are favorable. We did not complete an acquisition in 2008 due to high acquisition prices; however, we did complete several divestitures of non-strategic assets. In evaluating acquisitions, we apply strict economic and reserve risk criteria. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $366.0 million on our development and exploration projects in 2009. We intend to primarily use operating cash flow to fund our development and exploration expenditures in 2009 and, to a lesser extent, borrowings under our bank credit facility. We may also make additional property acquisitions in 2009 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest field areas as of December 31, 2008:

	Net Oil	Net Gas			PV 10 Value(1)
	(MBbls)	(MMcf)	MMcfe	%	(000’s)%

East Texas / North Louisiana
Logansport	84	68,196	68,697	11.8%	$79,509	9.7%
Beckville	112	61,013	61,685	10.6%	73,823	9.0%
Waskom	433	32,559	35,159	6.0%	37,371	4.6%
Blocker	122	30,532	31,261	5.4%	29,717	3.6%
Hico-Knowles/Terryville	394	16,986	19,351	3.3%	36,310	4.4%
Darco	50	15,633	15,935	2.7%	15,125	1.8%
Douglass	16	12,556	12,651	2.2%	16,022	2.0%
Toledo Bend	—	10,081	10,081	1.7%	9,058	1.1%
Cadeville	52	9,345	9,658	1.7%	11,865	1.5%
Drew	67	5,339	5,741	1.0%	7,017	0.9%
Other	124	21,676	22,421	3.9%	28,061	3.3%

	1,454	283,916	292,640	50.3%	343,878	41.9%

South Texas
Fandango	—	52,340	52,340	9.0%	99,307	12.1%
Double A Wells	1,534	41,735	50,938	8.8%	86,953	10.6%
Rosita	—	32,700	32,700	5.6%	49,298	6.0%
Las Hermanitas	2	23,398	23,409	4.0%	44,496	5.4%
Javelina	97	19,689	20,270	3.5%	50,895	6.2%
Sugar Creek	85	9,042	9,551	1.6%	8,192	1.0%
Other	385	13,570	15,887	2.8%	32,697	4.0%

	2,103	192,474	205,095	35.3%	371,838	45.3%

Other
Laurel	5,705	297	34,524	5.9%	32,390	3.9%
Kentucky	—	11,106	11,106	1.9%	7,009	0.9%
San Juan Basin	23	10,449	10,588	1.8%	16,279	2.0%
Southwest Morse	1	5,332	5,337	0.9%	9,055	1.1%
Other	382	20,069	22,363	3.9%	39,661	4.9%

	6,111	47,253	83,918	14.4%	104,394	12.8%

Total	9,668	523,643	581,653	100.0%	820,110	100.0%

Discounted Future Income Taxes					(183,819)

Standardized Measure of Discounted Future Cash Flows					$636,291

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

East Texas/North Louisiana Region

Approximately 50.3% or 292.6 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 937 producing wells (542.0 net to us) in 27 field areas. We operate 609 of these wells. The largest of our fields in this region are the Logansport, Beckville, Waskom, Blocker, Hico-Knowles/Terryville, Darco, Douglass, Toledo Bend, Cadeville and Drew fields. Production from this region averaged 80.1 MMcf of natural gas per day and 817 barrels of oil per day during 2008. Most of the reserves in this area produce from the Cretaceous aged Travis Peak/Hosston formation and the Jurassic aged Cotton Valley formation. In 2008, we also established commercial production in the Haynesville Shale formation at 11,300 feet. The total thickness of these formations range from 2,000 to 4,000 feet of sand, shale and limestone sequences in the East Texas Basin and the North Louisiana Salt

Basin, at depths ranging from 6,000 to 12,000 feet. In 2008, we spent $214.2 million drilling 115 wells (61.8 net to us) and $118.4 million on leasehold costs, workovers and recompletions in this region. Eleven (6.4 net to us) of the 115 wells were horizontal wells. We plan to spend approximately $319.0 million in 2009 for drilling activities in this region.

Logansport

The Logansport field primarily produces from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet and is located in DeSoto Parish, Louisiana. This field is also prospective for Haynesville Shale development. Our proved reserves of 68.7 Bcfe in the Logansport field represent approximately 11.8% of our proved reserves. We own interests in 168 wells (106.9 net to us) and operate 118 of these wells in this field. During December 2008, net daily production attributable to our interest from this field averaged 23.0 MMcf of natural gas and 35 barrels of oil. During 2008, we drilled forty-three vertical Hosston wells and one horizontal Haynesville Shale well at Logansport. In 2009, we plan to drill four vertical wells and eight horizontal Haynesville Shale wells at Logansport.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 61.7 Bcfe which represents approximately 10.6% of our proved reserves. We operate 195 wells in this field and own interests in 101 additional wells for a total of 296 wells (163.6 net to us). During December 2008, production attributable to our interest from this field averaged 16.7 MMcf of natural gas per day and 65 barrels of oil per day. The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. This field is also prospective for Haynesville Shale development. In 2009, we plan to drill two Haynesville Shale horizontal wells at Beckville.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 6.0% (35.2 Bcfe) of our proved reserves as of December 31, 2008. We own interests in 84 wells in this field (50.1 net to us) and operate 58 wells in this field. During December 2008, net daily production attributable to our interest averaged 5.9 MMcf of natural gas and 45 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for Haynesville Shale development. In 2008, we drilled five successful horizontal wells in the Waskom field to develop the Cotton Valley Taylor sand at 9,500 feet. In 2009, we plan to drill five horizontal Haynesville Shale wells at Waskom.

Blocker

Our proved reserves of 31.3 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 5.4% of our proved reserves. We own interests in 73 wells (68.1 net to us) and operate 69 of these wells. During December 2008, net daily production attributable to our interest from this field averaged 7.9 MMcf of natural gas and 55 barrels of oil. Most of this production is from the Cotton Valley formation between 8,500 and 10,100 feet. This field looks prospective for Haynesville Shale development. In 2009, we plan to drill eight wells at Blocker, including six Haynesville Shale horizontal wells and two Cotton Valley horizontal wells.

Hico-Knowles/Terryville

We have 19.4 Bcfe of proved reserves in the Hico-Knowles/Terryville field area located in Lincoln County, Louisiana which represent approximately 3.3% of our reserves. We own interests in

72 wells (26.4 net to us) and operate 22 of these wells. During December 2008, net daily production attributable to our interest from this field averaged 14.7 MMcf of natural gas and 454 barrels of oil. This production is primarily from the Hosston/Cotton Valley formations between 7,200 and 11,000 feet. In 2008, we drilled 37 successful wells (11.2 net to us) in Hico-Knowles/Terryville.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 15.9 Bcfe in the Darco Field represent approximately 2.7% of our reserves. We own interests in 24 wells (18.9 net to us) and operate all of these wells. During December 2008, net daily production attributable to our interest from this field averaged 2.1 MMcf of natural gas and 10 barrels of oil.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 12.7 Bcfe in the Douglass field represent approximately 2.2% of our reserves. We own interests in 41 wells (26.2 net to us) and operate 33 of these wells. During December 2008, net daily production attributable to our interest from this field averaged 2.5 MMcf of natural gas.

Toledo Bend

The Toledo Bend field in Desoto Parish, Louisiana was discovered in 2008 with our first horizontal Haynesville Shale well. The discovery well is producing from the lower Haynesville Shale at 11,300 feet. Our proved reserves of 10.1 Bcfe in the Toledo Bend field represent approximately 1.7% of our reserves. We have one producing operated well (0.9 net to us) in this field. During December 2008, net daily production attributable to our interest from this field averaged 3.6 MMcf/day of natural gas. In 2009, we plan to drill seven horizontal Haynesville Shale wells in this field.

Cadeville

Our proved reserves of 9.7 Bcfe in the Cadeville field located in Ouachita Parrish, Louisiana represent approximately 1.7% of our reserves. We own interests in seven wells (3.5 net to us) and operate five of these wells. During December 2008, net daily production attributable to our interest from this field averaged 0.4 MMcf of natural gas and 3 barrels of oil. This production is primarily from the Cotton Valley formation between 9,800 and 10,700 feet.

Drew

Our proved reserves of 5.7 Bcfe in the Drew field located in Ouachita Parrish, Louisiana represent approximately 1.0% of our total reserves. Production from this field is from the Cotton Valley formation between 9,000 and 9,600 feet. We own interests in eight wells (5.1 net to us) and operate six of these wells. During December 2008, net daily production attributable to our interest from this field averaged 0.6 MMcf of natural gas and 5 barrels of oil.

South Texas Region

Approximately 35.3%, or 205.1 Bcfe, of our proved reserves are located in South Texas, where we own interests in 241 producing wells (131.0 net to us). We own interests in 15 field areas in the region, the largest of which are the Fandango, Double A Wells, Rosita, Las Hermanitas, Javelina and Sugar Creek fields. Net daily production rates from this region averaged 58.8 MMcf of natural gas and 489 barrels of oil during 2008. We spent $84.5 million in this region in 2008 to drill 18 wells (13.4 net to us) and for other development activity. In 2009, we plan to spend approximately $47.0 million for development and exploration activity in this region.

Fandango

We own interests in 20 natural gas wells (20.0 net to us) in the Fandango field, located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 52.3 Bcfe in this field represent approximately 9.0% of our reserves. Production from this field averaged 11.9 MMcf of natural gas per day during December 2008. We acquired interests in the 20 producing wells in the Shell Wilcox acquisition in December 2007 and drilled one successful exploration well in 2008.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 50.9 Bcfe, which represent 8.8% of our reserves. We own interests in and operate 61 producing wells (29.7 net to us) in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 6.8 MMcf of natural gas and 215 barrels of oil during December 2008. These wells produce from the Woodbine formation at an average depth of 14,300 feet.

Rosita

We own interests in 32 natural gas wells (17.3 net to us) in the Rosita field, located in Duval County, Texas. We operate three of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 32.7 Bcfe in this field represent approximately 5.6% of our reserves. Production from this field averaged 6.0 MMcf of natural gas per day during December 2008. We acquired our interest in the field in the Shell Wilcox acquisition in December 2007.

Las Hermanitas

We own interests in and operate 16 natural gas wells (16.0 net to us) in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 23.4 Bcfe in this field represent approximately 4.0% of our proved reserves. During December 2008, net daily production attributable to our interest from this field averaged 12.5 MMcf of natural gas. We acquired interest in five producing wells in 2006 and have subsequently drilled eleven successful wells in this field since the acquisition.

Javelina

We own interests in 17 natural gas wells and one oil well, 18.0 net to us, in the Javelina field in Hidalgo County in South Texas. During 2008, we drilled six (6.0 net to us) wells in this field. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 20.3 Bcfe, which represents 3.5% of our reserve base. During December 2008, production attributable to our interest from this field averaged 8.6 MMcf of natural gas per day and 50 barrels of oil per day.

Sugar Creek

Our proved reserves of 9.6 Bcfe in the Sugar Creek field located in Tyler County, Texas represent approximately 1.6% of our reserves. We own interests in four wells (2.6 net to us) and operate two of these wells. During December 2008, net daily production attributable to our interest from this field averaged 0.5 MMcf of natural gas and 5 barrels of oil.

Other Regions

Approximately 14.4%, or 83.9 Bcfe, of our proved reserves are in other regions, primarily in Mississippi, New Mexico, Kentucky and the Mid-Continent regions. Within these regions we own interests in 515 producing wells (223.4 net to us) in 21 fields. Fields with the largest proved reserves include the Laurel field in Laurel, Mississippi, our New Albany Shale Gas properties in Kentucky, our San Juan Basin properties in New Mexico and our Southwest Morse field in the Texas Panhandle. Net daily production from our other regions totaled 8.3 MMcf of natural gas and 1,455 barrels of oil during 2008. We drilled three wells (0.5 net to us) on these properties in 2008.

Laurel

The Laurel field is located in Jones County, Mississippi near a structurally complex salt dome. We own interests in and operate 51 producing wells (48.1 net to us) in the Laurel field. This field’s estimated proved reserves of 34.5 Bcfe represent 5.9% of our reserves. The field produces from more than 42 horizons that range in depth from 6,600 feet in the Stanley sand to 13,100 feet in the Middle Hosston formation. Recovery of low viscosity crude oil from this field is being enhanced through waterflood operations. During December 2008, net daily production attributable to our interests in this field averaged 1,171 barrels of oil per day.

Kentucky

Our New Albany Shale Gas properties are located in north central Kentucky. Gas is produced from fractured Devonian New Albany Shale. The New Albany is generally about 100 feet in thickness and is found at approximately 850 feet from the surface. Our proved reserves of 11.1 Bcfe in the New Albany Shale Gas field represent approximately 1.9% of our reserves. We own interests in and operate 88 wells (78.4 net to us) in this area. During December 2008, net daily production attributable to our interest from this field averaged 0.7 MMcf of natural gas.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 10.6 Bcfe in the San Juan field represent approximately 1.8% of our reserves. We own interests in 99 wells (14.6 net to us). During December 2008, net daily production attributable to our interest from this field averaged 1.1 MMcf of natural gas and 4 barrels of oil.

Southwest Morse

Located in Hutchinson County, Texas, the Southwest Morse field is situated on the edge of the greater Hugoton Field producing complex. Production is from the structurally trapped, underpressured Brown Dolomite formation. The Brown Dolomite reservoir is typically encountered at depths of 2,900 to 3,400 feet.

Our proved reserves of 5.3 Bcfe in the Southwest Morse field represent approximately 0.9% of our reserves. We own interests in 39 wells (38.1 net to us) and operate 38 of these wells. During December 2008, net daily production attributable to our interest from this field averaged 0.9 MMcf of natural gas.

Major Property Acquisitions

As a result of our acquisitions, we have added 984.1 Bcfe of proved oil and natural gas reserves since 1991. Our largest acquisitions include the following:

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

Ensight Acquisition.  In May 2005, we completed the acquisition of certain oil and natural gas properties and related assets from Ensight Energy Partners, L.P., Laurel Production, LLC, Fairfield Midstream Services, LLC and Ensight Energy Management, LLC (collectively, “Ensight”) for $190.9 million. We also purchased additional interests in those properties from other owners for $10.9 million in July 2005. The properties acquired had estimated proved reserves of approximately 121.5 billion cubic feet of natural gas equivalent and included 312 active wells, of which 119 are operated by us. Major fields acquired include the Darco, Douglass, Cadeville, and Laurel fields. The acquisition was funded with proceeds from a public stock offering completed in April 2005 and borrowings under our bank credit facility.

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

DevX Energy Acquisition.  In December 2001, we completed the acquisition of DevX Energy, Inc. (“DevX”) by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. As a result of the acquisition of DevX, we acquired interests in 600 producing oil and natural gas wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas. DevX’s properties had 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition. We divested of the properties in East and South Texas acquired from DevX in 2008.

Bois d’Arc Acquisition.  In December 1997, Comstock acquired working interests in certain producing offshore Louisiana oil and gas properties as well as interests in undeveloped offshore oil and natural gas leases for approximately $200.9 million from Bois d’Arc Resources and certain of its affiliates and working interest partners. We acquired interests in 43 wells (29.6 net to us) and eight separate production complexes located in the Gulf of Mexico offshore of Plaquemines and Terrebonne Parishes, Louisiana. The acquisition included interests in the Louisiana state and federal offshore areas of Main Pass Block 21, Ship Shoal Blocks 66, 67, 68 and 69 and South Pelto Block 1. The net proved reserves acquired in this acquisition were estimated at 14.3 MMBbls of oil and 29.4 Bcf of natural gas. We divested of these offshore properties in 2008.

Black Stone Acquisition.  In May 1996, we acquired 100% of the capital stock of Black Stone Oil Company and interests in producing and undeveloped oil and gas properties located in South Texas for $100.4 million. We acquired interests in 19 wells (7.7 net to us) that were located in the Double A Wells field in Polk County, Texas and we became the operator of most of the wells in the field. The net proved reserves acquired in this acquisition were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas.

Sonat Acquisition.  In July 1995, we purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. We acquired interests in 319 producing wells (188.0 net to us). The acquisition included interests in the Logansport, Beckville, Waskom, Blocker and Hico-Knowles fields. The net proved reserves acquired in this acquisition were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2008:

	Oil	Gas	Total	PV 10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	3,717	281,615	303,920	$613,889
Non-producing	1,729	73,319	83,692	122,558
Proved Undeveloped	4,222	168,709	194,041	83,663

Total Proved	9,668	523,643	581,653	820,110

Discounted Future Income Taxes				(183,819)

Standardized Measure of Discounted Future Net Cash Flows(1)				$636,291

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

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

The PV 10 Value and standardized measure of discounted future net cash flows was determined based on the market prices for oil and natural gas on December 31, 2008. The market price for our oil production on December 31, 2008, after basis adjustments, was $34.49 per barrel as compared to $81.36 per barrel on December 31, 2007. The market price received for our natural gas production on December 31, 2008, after basis adjustments, was $5.33 per Mcf as compared to $6.70 per Mcf on December 31, 2007.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2006, 2007 or 2008 to any federal authority or agency, other than the Securities and Exchange Commission.

Drilling Activity Summary

During the three-year period ended December 31, 2008, we drilled development and exploratory wells as set forth in the table below.

	2006		2007		2008
	Gross	Net	Gross	Net	Gross	Net

Development:
Oil	8	7.6	5	4.8	—	—
Gas	105	75.9	152	115.7	127	71.5
Dry	4	2.2	3	2.6	3	1.0

	117	85.7	160	123.1	130	72.5

Exploratory:
Oil	—	—	—	—	—	—
Gas	3	2.0	1	0.6	5	2.7
Dry	2	2.0	4	2.5	1	0.5

	5	4.0	5	3.1	6	3.2

Total	122	89.7	165	126.2	136	75.7

In 2009 to the date of this report, we have drilled seven wells (5.3 net to us), all of which have been successful. As of the date of this report, we have nine wells (7.2 net to us) that we are in the process of drilling.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2008:

	Oil		Gas
	Gross	Net	Gross	Net

Arkansas	—	—	15	8.0
Kansas	—	—	12	4.5
Kentucky	—	—	88	78.4
Louisiana	5	2.3	374	188.0
Mississippi	61	51.0	2	0.9
New Mexico	—	—	99	14.6
Oklahoma	3	0.5	137	19.7
Texas	37	19.6	828	506.5
Wyoming	—	—	32	2.4

Total	106	73.4	1,587	823.0

We operate 937 of the 1,693 producing wells presented in the above table. As of December 31, 2008, we owned interests in 19 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2008, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	664	664
Louisiana	103,063	66,750	41,345	34,072
Mississippi	5,229	2,440	16,981	13,141
New Mexico	7,120	697	—	—
Oklahoma	38,080	5,707	—	—
Texas	232,254	149,793	46,076	16,988
Wyoming	13,440	927	—	—

Total	414,072	236,835	105,066	64,865

Our undeveloped acreage expires as follows:

Expires in 2009	20%
Expires in 2010	34%
Expires in 2011	46%

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is primarily sold under short-term contracts and priced on first of the month index prices or on daily spot market prices. Approximately 80% of our 2008 natural gas sales were priced utilizing index prices and approximately 20%

were priced utilizing daily spot prices. Shell Oil Company and its subsidiaries, BP Energy Company and Louis Dreyfus Energy Services, LP accounted for 14%, 12% and 11%, respectively, of our total 2008 sales. The loss of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

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

Federal leases.  Some of our operations are located on federal oil and natural gas leases that are administered by the Bureau of Land Management (“BLM”) of the United States Department of the Interior. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and BLM regulations and orders that are subject to interpretation and change. These leases are also subject to certain regulations and orders promulgated by the Department of Interior’s Minerals Management Service (“MMS”), through its Minerals Revenue Management Program, which is responsible for the management of revenues from both onshore and offshore leases. Additionally, some of our federal leases are subject to the Indian Mineral Development Act of 1982, and are therefore subject to supplemental regulations and orders of the Department of Interior’s Bureau of Indian Affairs. While we cannot predict how various federal agencies may change their interpretations of existing regulations and orders or how regulations and orders issued in the future will impact our operations located on these federal leases, we do not believe we will be affected differently than other similarly situated oil and natural gas producers.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon “cap and trade” programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. As such, there can be no assurance that material cost and liabilities will not be incurred in the future.

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

Regulation of oil and natural gas exploration and production.  Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 51,386 square feet at a monthly rate of $96,330. This lease expires on July 31, 2014. We also own production offices and pipe yard facilities near Marshall, Livingston, and Zapata, Texas; Logansport, Louisiana; Guston, Kentucky and Laurel, Mississippi.

Employees

As of December 31, 2008, we had 135 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age

M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	53
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	48
D. Dale Gillette	Vice President of Land and General Counsel	63
Mack D. Good	Chief Operating Officer	58
Stephen E. Neukom	Vice President of Marketing	59
Daniel K. Presley	Vice President of Accounting and Controller	48
Richard D. Singer	Vice President of Financial Reporting	54
David K. Lockett	Director	54
Cecil E. Martin	Director	67
David W. Sledge	Director	52
Nancy E. Underwood	Director	57

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since June 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison was Chairman of the Board of Directors of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in August 2008. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also currently serves as a Director of Tidewater Marine, Inc., and on the Advisory Board of the Salvation Army in Dallas, Texas.

Roland O. Burns has been our Senior Vice President since 1994, Chief Financial Officer and Treasurer since 1990, our Secretary since 1991 and a director since 1999. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns was a director, Senior Vice President and the Chief Financial Officer of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in August 2008. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

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

Outside Directors

David K. Lockett has served as a director since July 2001. Mr. Lockett is a Vice President with Dell Inc. and has held executive management positions in several divisions within Dell since 1991. Mr. Lockett has been employed by Dell Inc. for the past 17 years and has been in the technology industry for the past 32 years. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since October 1989. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin was a director and chairman of the Audit Committee of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Martin also serves on the board of directors of Crosstex

Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since May 1996. Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in April 2007 and served as a Vice President of Basic Energy Services, Inc. from April 2007 to February 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a Director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1986. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining River Hill Development Corporation in 1981. Ms. Underwood currently serves on the Executive Board and Campaign Steering Committee of the Southern Methodist University Dedman School of Law and on the board of the Presbyterian Hospital of Dallas Foundation.

Available Information

Our executive offices are located at 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034. Our telephone number is (972) 668-8800. We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information that is electronically filed with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on our website (www.comstockresources.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

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

If the decline in the price of crude oil or natural gas that started in 2008 continues during 2009, the lower prices will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

We have entered into certain natural gas price hedging arrangements on certain of our anticipated sales in 2009. In the future we may enter into additional hedging arrangements in order to reduce our exposure to price risks. Such arrangements would limit our ability to benefit from increases in oil and natural gas prices.

The current recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries are in a recession which could last through 2009 and beyond, and the capital markets are experiencing significant volatility. The recession is expected to have an adverse impact on demand and pricing for crude oil and natural gas. Oil and natural gas prices declined in late 2008 and have continued to decline into 2009. Our operating cash flows and profitability will be significantly affected by declining oil and natural gas prices. Continued declines in oil and natural gas prices may also impact the value of our oil and gas reserves, which could result in future impairment charges to reduce the carrying value of our oil and gas properties and our marketable securities. Our future access to capital could be limited due to tightening credit markets and volatile capital markets. If our access to capital is limited, development of our assets may be delayed or limited, and we may not be able to execute our growth strategy.

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

A prospect is a property in which we own an interest or have operating rights and that has what our geoscientists believe, based on available seismic and geological information, to be an indication of potential oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. If we drill additional unsuccessful wells, our drilling success rate may decline and we may not achieve our targeted rate of return.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the East Texas/North Louisiana and South Texas regions, we may pursue acquisitions or properties located in other geographic areas.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $210.0 million in debt as of December 31, 2008, and our ratio of total debt to total capitalization was approximately 17%.

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

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the indenture governing our 6 7/8% senior notes due 2012. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry has experienced a shortage of drilling rigs, equipment, supplies and qualified personnel in recent years as the result of higher demand for these services. Costs and delivery times of rigs, equipment and supplies have been substantially greater than they were several years ago. In addition, demand for, and wage rates of, qualified drilling rig crews have escalated due to the higher activity levels. Shortages of drilling rigs, equipment or supplies or qualified personnel in the areas in which we operate could delay or restrict our exploration and development operations, which in turn could adversely affect our financial condition and results of operations because of our concentration in those areas.

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

Our business involves a variety of operating risks, including:

•	unusual or unexpected geological formations;
•	fires;
•	explosions;
•	blow-outs and surface cratering;
•	uncontrollable flows of natural gas, oil and formation water;
•	natural disasters, such as hurricanes, tropical storms and other adverse weather conditions;
•	pipe, cement, or pipeline failures;
•	casing collapses;
•	mechanical difficulties, such as lost or stuck oil field drilling and service tools;
•	abnormally pressured formations; and
•	environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

We expect to expend substantial capital in the acquisition of, exploration for and development of oil and natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares, and may not be possible on terms acceptable to us given the current volatility in the financial markets. The issuance of additional debt would require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Additionally, if our revenues decrease as a result of lower oil or natural gas prices, operating difficulties or declines in reserves, our ability to obtain the capital necessary to undertake or complete future exploration and development programs and to pursue other opportunities may be limited, which could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could result in a decline in our oil and natural gas reserves.

If oil and natural gas prices remain low or continue to decrease, we may be required to write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

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

As of December 31, 2008, 33% of our total proved reserves are undeveloped and 14% are developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and processing facilities. Our ability to market our production depends in a substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in some cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for a lack of a market or because of the inadequacy or unavailability of pipelines or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

		High	Low

2007 —	First Quarter	$32.49	$25.14
	Second Quarter	$31.81	$27.03
	Third Quarter	$32.89	$24.62
	Fourth Quarter	$39.44	$30.85

2008 —	First Quarter	$40.92	$28.52
	Second Quarter	$85.26	$38.84
	Third Quarter	$90.61	$43.96
	Fourth Quarter	$52.62	$24.34

As of February 25, 2009, we had 46,442,595 shares of common stock outstanding, which were held by 278 holders of record and approximately 29,420 beneficial owners who maintain their shares in “street name” accounts.

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

During the fourth quarter of 2008, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2008:

Number of securities
	Number of securities		authorized for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding outstanding
	warrants and rights	warrants and rights	options, warrants and rights)

Equity compensation plans approved by stockholders	456,870	$23.56	393,587(1)

(1)	Plus 1% of the outstanding shares of common stock each year beginning on each subsequent January 1.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2008 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During 2008, we divested our interests in offshore operations which were conducted through our subsidiary Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”). Accordingly, we have adjusted the presentation of selected financial data to reflect the offshore operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)

Revenues:
Oil and gas sales	$172,668	$264,806	$257,218	$331,613	$563,749
Gain on sale of assets	—	—	—	—	26,560

Total revenues	172,668	264,806	257,218	331,613	590,309
Operating expenses:
Oil and gas operating(1)	31,628	44,267	53,903	64,791	86,730
Exploration	6,581	16,899	1,424	7,039	5,032
Depreciation, depletion and amortization	37,075	53,123	75,278	125,349	182,179
Impairment of oil and gas properties	1,648	3,400	8,812	482	922
General and administrative, net	11,439	14,686	20,395	27,813	32,266

Total operating expenses	88,371	132,375	159,812	225,474	307,129

Income from operations	84,297	132,431	97,406	106,139	283,180
Other income (expenses):
Interest income	92	388	682	877	1,537
Other income	156	209	184	144	119
Interest expense	(16,947)	(20,266)	(20,733)	(32,293)	(25,336)
Loss on early extinguishment of debt	(19,599)	—	—	—	—
Marketable securities impairment	—	—	—	—	(162,672	)(2)
Gain (loss) from derivatives	(155)	(13,556)	10,716	—	—

Total other income (expense)	(36,453)	(33,225)	(9,151)	(31,272)	(186,352)

Income from continuing operations before income taxes	47,844	99,206	88,255	74,867	96,828
Provision for income taxes	(17,464)	(36,525)	(34,190)	(29,223)	(38,611)

Income from continuing operations	30,380	62,681	54,065	45,644	58,217
Income (loss) from discontinued operations	16,487	(2,202)	16,600	23,257	193,745	(3)

Net income	$46,867	$60,479	$70,665	$68,901	$251,962

Basic net income per share:
Continuing operations	$0.89	$1.60	$1.28	$1.05	$1.31
Discontinued operations	0.48	(0.06)	0.39	0.54	4.35

	$1.37	$1.54	$1.67	$1.59	$5.66

Diluted net income per share:
Continuing operations	$0.84	$1.52	$1.24	$1.03	$1.28
Discontinued operations	0.45	(0.05)	0.37	0.51	4.25

	$1.29	$1.47	$1.61	$1.54	$5.53

Weighted average shares outstanding:
Basic	34,187	39,216	42,220	43,415	44,524

Diluted	36,252	41,154	43,556	44,405	45,440

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Unrealized loss before income taxes representing the impairment on shares of common stock of Stone Energy Corporation.
(3)	Includes gain of $158.1 million, net of income taxes of $85.3 million, from the sale of our offshore operations.

Balance Sheet Data:

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Cash and cash equivalents	$1,256	$89	$1,228	$5,565	$6,281
Property and equipment, net	455,085	706,928	917,854	1,310,559	1,444,715
Net assets of discontinued operations	443,532	252,258	913,478	981,682	—
Total assets	941,477	1,016,663	1,878,125	2,354,387	1,577,890
Total debt	403,000	243,000	355,000	680,000	210,000
Stockholders’ equity	355,853	582,859	682,563	771,644	1,062,085

Cash Flow Data:

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)

Cash flows provided by operating activities from continuing operations	$92,836	$173,193	$186,169	$201,539	$450,533
Cash flows used for investing activities from continuing operations	(169,462)	(327,234)	(281,505)	(531,493)	(289,194)
Cash flows provided by (used for) financing activities from continuing operations	87,460	2,127	132,882	334,357	(452,883)
Cash flows provided by (used for) discontinued operations	(14,921)	150,747	(36,407)	(66)	292,260

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,693 (896.4 net to us) producing oil and natural gas wells and we operate 937 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our offshore operations were historically conducted through our subsidiary, Bois d’Arc Energy. Bois d’Arc Energy was acquired by Stone Energy Corporation (“Stone”) in exchange for a combination of cash and shares of Stone common stock on August 28, 2008. Accordingly, our offshore operations are presented as discontinued operations in our financial statements for all periods presented. Unless indicated otherwise, the amounts in the accompanying tables and discussion relate to our continuing onshore operations.

Our future growth will be driven primarily by acquisition, development and exploration activities. Under our current drilling budget, we plan to spend approximately $366.0 million in 2009 for development and exploration activities. We plan to drill approximately 41 wells (34.8 net to us) in 2009. Thirty-two of these wells will be horizontal wells drilled in our East Texas/North Louisiana operating region. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not budget for acquisitions as the timing and size of acquisitions are not predictable. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Like all oil and natural gas exploration and production companies, we face the challenge of replacing our reserves. Although in the past we have offset the effect of declining production rates from existing properties through successful acquisition and drilling efforts, there can be no assurance that we will be able to offset production declines or maintain production at current rates through future acquisitions or drilling activity. Our future growth will depend on our ability to continue to add new reserves in excess of production.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $5.5 million as of December 31, 2008.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our operating data for 2007 and 2008 is summarized below:

	Year Ended December 31,
	2007	2008

Net Production Data:
Natural gas (MMcf)	39,231	53,867
Oil (MBbls)	1,008	1,009
Natural gas equivalent (MMcfe)	45,282	59,923
Average Sales Price:
Oil ($/Bbl)	$60.96	$87.15
Natural gas ($/Mcf)	$6.89	$8.92
Natural gas including hedging ($/Mcf)	$6.89	$8.83
Average equivalent price ($/Mcfe)	$7.32	$9.49
Average equivalent price including hedging ($/Mcfe)	$7.32	$9.41
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.43	$1.45
Depreciation, depletion and amortization(2)	$2.76	$3.03

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales increased $232.1 million (70%) in 2008 to $563.7 million from $331.6 million in 2007. The increase in our sales is primarily due to a 32% increase in our production combined with stronger oil and natural gas prices in 2008. Our realized oil price in 2008 increased by 43% and our realized natural gas price increased by 28% as compared to 2007. The increase in production is primarily a result of our successful drilling activity and the acquisition of producing properties in South Texas in December 2007.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $21.9 million (34%) to $86.7 million in 2008 from $64.8 million in 2007. Oil and gas operating expenses per equivalent Mcf produced increased $0.02 to $1.45 as compared to $1.43 in 2007. The increase in operating costs is due to the start-up of new wells and higher production and ad valorem taxes due to increased oil and gas prices.

Exploration expense.  In 2008, we incurred $5.0 million in exploration expense as compared to $7.0 million in 2007. Exploration expense in 2008 primarily relates to one dry hole drilled, the impairment of unevaluated leases and the acquisition of seismic data. Exploration expense in 2007 included costs for four dry holes, leasehold impairments and costs incurred for seismic data acquisition.

DD&A.  Depreciation, depletion and amortization (“DD&A”) increased $56.9 million (45%) to $182.2 million in 2008 from $125.3 million in 2007. This increase resulted from our 32% increase in production in 2008 as compared to 2007 and an increase in our average DD&A rate from $2.76 to $3.03 per Mcfe produced. The increase in the average DD&A rate results from the higher finding costs associated with our property acquisitions and exploration and development activities in 2007 and 2008 and downward revisions to our proved reserves due to the lower realized oil and natural gas prices on December 31, 2008.

Impairment of oil and gas properties.  We recorded impairments to our oil and gas properties of $0.9 million in 2008 and $0.5 million in 2007. The impairments in 2008 and 2007 relate to fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, increased $4.5 million (16%) in 2008 to $32.3 million from $27.8 million in 2007. The increase primarily reflects higher personnel costs resulting from increased hiring to support our operating activities and an increase of $1.5 million in stock based compensation in 2008 as compared to 2007.

Interest expense.  Interest expense decreased $7.0 million (22%) to $25.3 million in 2008 from $32.3 million in 2007. The decrease was primarily due to lower interest rates in 2008 and the capitalization of interest related to our unevaluated properties on which we are conducting exploration activity. The average interest rate on the outstanding borrowings under our credit facility decreased to 4.5% in 2008 as compared to 6.6% in 2007. We capitalized interest of $2.3 million in 2008 which reduced interest expense. No interest was capitalized in 2007. Average borrowings under our bank credit facility increased to $301.5 million in 2008 as compared to $279.7 million for 2007.

Impairment of marketable securities.  We received shares of common stock of Stone from the sale of Bois d’Arc Energy which were initially valued at $211.4 million. Subsequent to August 2008, the market value of the Stone shares declined significantly. We recognized an impairment charge of $162.7 million in the fourth quarter of 2008 based upon our assessment that this decline is other than temporary.

Income taxes.  Income tax expense related to continuing operations increased by $9.4 million to $38.6 million in 2008 from $29.2 million for 2007. Higher income tax expenses in 2008 are primarily due to our higher income. Our effective tax rate of 39.9% for continuing operations in 2008 was comparable to our effective tax rate in 2007 of 39.0%.

Income from continuing operations.  We reported income from continuing operations of $58.2 million in 2008, as compared to $45.6 million for 2007. The income per diluted share from continuing operations for 2008 was $1.28 on weighted average diluted shares outstanding of 45.4 million as compared to $1.03 for 2007 on weighted average diluted shares outstanding of 44.4 million. The higher income from continuing operations in 2008 results from higher oil and gas sales reflecting increased production and significantly higher oil and natural gas prices received. Higher revenues were only partially offset by higher operating costs, DD&A expense and general and administrative expense. Impairments of $163.6 million in 2008 reduced our income from continuing operations by $106.4 million.

Income from discontinued operations.  Income from discontinued operations was $193.7 million in 2008 as compared to $23.3 million in 2007. The increase in income from discontinued operations in 2008 reflects the higher oil and gas prices in 2008 offset in part by higher operating and exploration expenses of the offshore operations. Also included in income from discontinued operations in 2008 is a net gain, after income taxes, of $158.1 million as a result of the sale of our interest in Bois d’Arc Energy.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our operating data for 2006 and 2007 is summarized below:

	Year Ended December 31,
	2006	2007

Net Production Data:
Natural gas (MMcf)	30,271	39,231
Oil (MBbls)	921	1,008
Natural gas equivalent (MMcfe)	35,797	45,282
Average Sales Price:
Oil ($/Bbl)	$55.32	$60.96
Natural gas ($/Mcf)	$6.81	$6.89
Average equivalent price ($/Mcfe)	$7.19	$7.32
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.51	$1.43
Depreciation, depletion and amortization(2)	$2.10	$2.76

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales increased $74.4 million (29%) in 2007 to $331.6 million from sales of $257.2 million in 2006. This increase primarily reflects a 27% increase in production and higher prices for crude oil and natural gas in 2007. Prices for crude oil increased by 10% in 2007 as compared to 2006. Our average natural gas price increased by 1% in 2007 as compared to 2006. The higher production in 2007 was primarily due to our successful drilling activity.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $10.9 million (20%) to $64.8 million in 2007 from operating expenses of $53.9 million in 2006. Oil and gas operating expenses per equivalent Mcf produced decreased $0.08 to $1.43 as compared to $1.51 in 2006. The increase in operating costs reflects the start-up of new wells and higher production taxes due to increased oil and gas prices.

Exploration expense.  In 2007, we incurred $7.0 million in exploration expense as compared to exploration expense of $1.4 million in 2006. Exploration expense in 2007 primarily relates to dry hole expense on four exploratory wells, the acquisition of seismic data, and impairment of unproved properties. Exploration expense in 2006 includes costs for two exploratory dry holes and seismic costs.

DD&A.  DD&A increased $50.0 million (67%) to $125.3 million in 2007 from DDA expense of $75.3 million in 2006. Our DD&A rate per Mcfe produced averaged $2.76 in 2007 as compared to $2.10 for 2006. DD&A increased due to higher production and an increase in the amortization rate caused by higher finding costs related to our acquisition, exploration and development activities.

Impairment of oil and gas properties.  We recorded impairments to our oil and gas properties of $0.5 million in 2007 as compared to impairment expense of $8.8 million in 2006.

General and administrative expenses.  General and administrative expenses, which are reported net of overhead reimbursements, of $27.8 million for 2007 were 36% higher than general and administrative expenses of $20.4 million for 2006. The increase primarily reflects higher personnel costs in 2007 due to increased staffing necessary to support our exploration and development activities and an increase of $3.9 million in stock-based compensation in 2007 as compared to 2006.

Interest expense.  Interest expense increased $11.6 million (56%) to $32.3 million in 2007 from interest expense of $20.7 million in 2006. The increase was primarily the result of higher outstanding borrowings and higher average interest rates in 2007. Average borrowings under our bank credit facility increased to $279.7 million in 2007 as compared to $100.0 million for 2006. The average interest rate on the outstanding borrowings under our credit facility increased to 6.6% in 2007 as compared to 6.4% in 2006.

Derivative Gains and Losses.  We had no derivative instruments outstanding in 2007. We did not designate our derivatives we utilized as part of our price risk management program in 2006 as cash flow hedges and accordingly, we recognize gains or losses for the changes in the fair value of these liabilities during each period. The fair value of our liability for these derivatives decreased during 2006 resulting in a net unrealized gain of $11.2 million. We realized losses to settle derivative positions of $0.7 million in 2006.

Income taxes.  Income tax expense from continuing operations decreased in 2007 to $29.2 million from $34.2 million in 2006 due to our lower pre-tax income in 2007. Our effective tax rate of 39.0% in 2007 was comparable to our effective tax rate of 38.7% in 2006.

Income from continuing operations.  We reported income from continuing operations of $45.6 million for 2007 as compared to $54.1 million for 2006. The income per diluted share from continuing operations for 2007 was $1.03 on weighted average diluted shares outstanding of 44.4 million as compared to $1.24 for 2006 on weighted average diluted shares outstanding of 43.6 million. Higher revenues in 2007 were offset by higher operating expenses and interest expense.

Income from discontinued operations.  Income from discontinued operations of $23.3 million in 2007 was $6.7 million (40%) higher than income from discontinued operations of $16.6 million during 2006. The increase in income from discontinued operations in 2007 reflect the higher oil and gas prices in 2007 offset, in part, by higher operating and exploration expenses of the offshore operations.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. In 2008, our net cash flow provided by operating activities from continuing operations totaled $450.5 million. Our other primary source of funds in 2008 was the after tax proceeds of $421.8 million from the disposition of assets, including sale of our offshore operations. In 2007, our net cash flow provided by operating activities from continuing operations totaled $201.5 million. Our other primary source of funds in 2007 was a net increase of $325.0 million under our bank credit facility. In 2006, our net cash flow provided by operating activities from continuing operations totaled $186.2 million and we also increased the amount outstanding under our bank credit facility by $112.0 million.

Our cash flow from operating activities from continuing operations in 2008 increased by $249.0 million to $450.5 million as compared to $201.5 million in 2007 primarily due to higher revenues which were attributable to our increased production and higher oil and natural gas prices. Our cash flow from operating activities from continuing operations in 2007 increased by $15.3 million to $201.5 million as compared to $186.2 million in 2006 primarily due to our higher revenues which were attributable to our increased production.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties, and the repayment of our debt. In 2008, we reduced the amount outstanding under our bank credit facility by $470.0 million, primarily by using the proceeds from our asset sales. Our capital expenditures in 2008 of $426.4 million decreased by $100.6 million from 2007 capital expenditures of $527.0 million. Capital expenditures in 2007 included $191.3 million for acquisitions of producing properties. We had no acquisitions in 2008. In 2008, we spent $113.0 million to acquire unevaluated acreage primarily relating to the exploration of the Haynesville Shale formation. Capital expenditures in 2007 increased by $237.0 million over 2006 capital expenditures of $290.0 million primarily due to increased acquisition and drilling activity.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2006	2007	2008
	(In thousands)

Exploration and development:
Acquisitions of proved oil and gas properties	$61,619	$191,290	$—
Acquisitions of unproved oil and gas properties	7,031	6,202	113,023
Developmental leasehold costs	2,902	2,780	6,242
Development drilling	188,131	302,355	230,604
Exploratory drilling	7,776	14,289	61,113
Workovers and recompletions	21,270	8,799	14,248

	288,729	525,715	425,230
Other	1,313	1,257	1,171

Total	$290,042	$526,972	$426,401

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $366.0 million for development and exploration projects in 2009, which will be funded primarily by cash flows from operating activities and, to a lesser extent, by borrowings under our bank credit facility. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices and, in particular, natural gas prices.

We spent $61.6 million and $191.3 million on acquisitions during 2006 and 2007, respectively. Our acquisitions of producing oil and gas properties in 2007 included the acquisition of certain oil and natural gas properties and related assets from SWEPI LP, an affiliate of Shell Oil Company for $160.1 million in December 2007 and the acquisition of additional working interests in the Javelina field in Hidalgo County in South Texas for $31.2 million in June 2007. These acquisitions were funded with borrowings under our bank credit facility. We did not make any acquisitions during 2008.

Concurrent with the December 2007 acquisition, we entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. In connection with this reverse like-kind exchange, we assigned the right to acquire ownership in the oil and gas properties that were acquired from SWEPI LP to an exchange accommodation titleholder. We operated these properties pursuant to lease and management agreements. Because we were the primary beneficiary of these arrangements, the properties acquired were included in our consolidated balance sheet as of December 31, 2007, and we include all revenues earned and expenses incurred related to the properties in our results of operations during the term of the agreements. We completed the exchange with the sale of certain properties in 2008 and the acquired properties were transferred to us from the exchange accommodation titleholder. The taxable gain from these property sales was deferred as a result of the reverse like-kind exchange.

We do not have a specific acquisition budget for 2009 because the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

Cash flows from discontinued operations in 2008 of $292.3 million include the cash proceeds received from sale of our offshore operations of $439.7 million less the payment of income taxes associated with this transaction of $146.4 million. Cash used by discontinued operations in 2007 and 2006 of $0.1 million and $36.4 million, respectively, reflect additional investments by us in the offshore operations in each of those years.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2008 the borrowing base was $590.0 million, $555.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either LIBOR plus 1.0% to 1.75% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused portion of the borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2008.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2009	2010	2011	2012	2013	Thereafter	Total
	(In thousands)

Bank credit facility	$—	$—	$35,000	$—	$—	$—	$35,000
6 7/8% senior notes	—	—	—	175,000	—	—	175,000
Interest on debt	12,885	12,885	12,848	2,006	—	—	40,624
Operating leases	1,646	1,656	1,656	1,656	1,656	3,174	11,444
Natural gas transportation agreements	3,538	4,070	4,070	4,070	3,139	6,917	25,804
Contracted drilling services	46,156	43,670	30,843	15,467	—	—	136,136

	$64,225	$62,281	$84,417	$198,199	$4,795	$10,091	$424,008

Future interest costs are based upon the interest rate on our outstanding senior notes and on the December 31, 2008 rate for our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2013. We record a separate liability for the fair value of these asset retirement obligations which totaled $5.5 million as of December 31, 2008.

Impact of Recession and Current Credit and Capital Markets

The United States and other countries are currently in a recession which could last through 2009 and beyond. Additionally, the credit and capital markets are experiencing significant volatility, and many financial institutions have liquidity concerns, prompting government intervention to mitigate pressure on the credit markets. We believe we are well positioned to conduct business in the current economic climate because we operate a majority of our wells, giving us control over the timing of our operations costs and capital expenditures, and we have a conservative balance sheet.

Our primary exposure to the current credit market crisis is our bank credit facility. Our bank credit facility is committed in the amount of $850.0 million until December 15, 2011. As of December 31, 2008, the borrowing base was $590.0 million, $555.0 million of which was available. Our borrowing base is adjusted semiannually. Our borrowing base may be adversely impacted if oil and natural gas prices remain low and continue to decline. If not extended, the bank credit facility matures on December 15, 2011. There are indications that further consolidation will occur within the banking industry, which could result in some of the financial institutions that participate in our bank credit facility merging into or being acquired by other banks. We cannot predict what, if any, impact any such transactions might have on our current bank credit facility. In addition, we have $175.0 million of senior notes outstanding that are due March 1, 2012. If the credit markets do not improve, future extensions of our bank credit facility or any refinancing of our senior notes may be on terms and conditions that are less favorable than the current terms.

Crude oil and natural gas prices are also volatile as evidenced by their significant decline during the fourth quarter of 2008 which has continued into early 2009. Lower oil and natural gas prices will reduce our cash flows from operations. Depending on the length of the current recession, oil and natural gas prices may stay depressed or decline further, thereby causing a prolonged downturn, which would further reduce our cash flow from operations. This decline could cause us to modify our business plans, including reducing or delaying our exploration and development program and other capital expenditures.

Federal Taxation

We follow FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), in our accounting and disclosure for uncertainty in tax positions. We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns for the open tax years in such jurisdictions. Our federal income tax returns for the years subsequent to December 31, 2005 remain subject to examination. Our federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. We currently believe that all significant filing positions are highly certain and that all of our significant income tax filing positions and deductions would be sustained upon audit. Therefore, we have no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

At December 31, 2008, we had federal income tax net operating loss carryforwards of approximately $41.5 million. We have established a $23.0 million valuation allowance against a portion of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2021. The realization of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards. The deferred tax asset related to the decline in the value of the Stone shares is expected to be realized from future sales of these shares.

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

Asset retirement obligations.  We have obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of any surface equipment used in production operations. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

New accounting standards.  In December 2007, the Financial Accounting Standards Board (“the FASB”) concurrently issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”) and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). Both of these standards require measurements based on fair value and are effective for financial statements issued for fiscal years beginning after December 15, 2008. In addition, both of these standards also include expanded disclosure requirements. SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the accounting and disclosures for any business combinations the Company engages in after January 1, 2009. SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 clarifies that all such transactions are equity transactions if the parent retains its controlling financial interest in the subsidiary. If there is a loss of control of the subsidiary, SFAS 160 requires the retained interest to be recorded at fair value. The Company currently does not expect adoption of this standard to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not expect adoption of SFAS 161 to have a material impact on our financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered “participating securities” for purposes of calculating earnings per share. As a result, these participating securities will be included in the weighted average number of shares outstanding used to determine basic earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP. Early application is not permitted. Currently, we do not anticipate that adoption of the FSP will have a significant impact on our previously reported basic earnings per share amounts.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they trade in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP was effective as of September 30, 2008. There was no impact to our financial position or results of operations from the adoption of this FSP.

Related Party Transactions

In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties, except for the purchase of 2,250,000 shares of Bois d’Arc Energy’s common stock for $35.9 million in August 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.0 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $51.9 million.

We have hedged approximately 10% of our price risks associated with our expected natural gas sales in 2009. As of December 31, 2008, our outstanding natural gas price swap agreements had a fair value of $14.0 million. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at December 31, 2008 would be $0.2 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Because our swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to oil and gas sales in our consolidated income statement. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At December 31, 2008, we had long-term debt of $210.0 million. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8%. The fair market value of the fixed rate debt as of December 31, 2008 was $134.8 million based on the market price of 77% of the face amount. At December 31, 2008, we had $35.0 million outstanding under our bank credit facility, which was subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2008, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $0.4 million. We had no interest rate derivatives outstanding during 2008 or at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-30 of this report.

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

The audit committee of our board of directors is comprised of three directors who are not our employees. This committee meets periodically with our independent public accountants and management. Our independent public accountants have full and free access to the audit committee to meet, with and without management being present, to discuss the results of their audits and the quality of our financial reporting.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 25, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business — Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2008.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2009 annual meeting, which will be filed with the SEC within 120 days of December 31, 2008, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-30 of this report:

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

2.1	Purchase and Sale Agreement between SWEPI LP and Comstock Oil and Gas, LP dated November 26, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 26, 2007).
3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.	Description

4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.4#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.5#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).
10.6#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.8	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.9	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.10*	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
10.11*	Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
10.12	Second Amended and Restated Credit Agreement, dated December 15, 2006, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.	Description

10.13	First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2008, among Comstock as the borrower, the lenders, from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., co-syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.2 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2008).
10.14	Stockholder Agreement between Stone Energy Corporation and Comstock Resources, Inc. dated April 30, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 30, 2008).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 25, 2009

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 25, 2009

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 25, 2009

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 25, 2009

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 25, 2009

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 25, 2009

COMSTOCK RESOURCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2007 and 2008, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 25, 2009

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2008

	December 31,
	2007	2008
	(In thousands)

ASSETS
Cash and Cash Equivalents	$5,565	$6,281
Accounts Receivable:
Oil and gas sales	36,245	34,401
Joint interest operations	12,406	7,876
Marketable Securities	—	48,868
Derivative Financial Instruments	—	13,974
Other Current Assets	3,987	18,628

Total current assets	58,203	130,028
Property and Equipment:
Unevaluated oil and gas properties	5,804	116,489
Oil and gas properties, successful efforts method	1,812,637	1,960,544
Other	5,013	6,162
Accumulated depreciation, depletion and amortization	(512,895)	(638,480)

Net property and equipment	1,310,559	1,444,715
Other Assets	3,943	3,147
Assets of Discontinued Operations	981,682	—

	$2,354,387	$1,577,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$71,579	$99,460
Accrued Expenses	11,888	14,995

Total current liabilities	83,467	114,455
Long-term Debt	680,000	210,000
Deferred Income Taxes Payable	92,088	185,870
Reserve for Future Abandonment Costs	7,512	5,480
Liabilities of Discontinued Operations	452,235	—
Minority Interest in Discontinued Operations	267,441	—

Total liabilities	1,582,743	515,805
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 50,000,000 shares authorized, 45,428,095 and 46,442,595 shares issued and outstanding at December 31, 2007 and 2008, respectively	22,714	23,221
Additional paid-in capital	386,986	415,875
Accumulated other comprehensive income	—	9,083
Retained earnings	361,944	613,906

Total stockholders’ equity	771,644	1,062,085

	$2,354,387	$1,577,890

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$257,218	$331,613	$563,749
Gain on sale of assets	—	—	26,560

Total revenues	257,218	331,613	590,309

Operating expenses:
Oil and gas operating	53,903	64,791	86,730
Exploration	1,424	7,039	5,032
Depreciation, depletion and amortization	75,278	125,349	182,179
Impairment of oil and gas properties	8,812	482	922
General and administrative, net	20,395	27,813	32,266

Total operating expenses	159,812	225,474	307,129

Operating income from continuing operations	97,406	106,139	283,180
Other income (expenses):
Interest income	682	877	1,537
Other income	184	144	119
Interest expense	(20,733)	(32,293)	(25,336)
Marketable securities impairment	—	—	(162,672)
Gain on derivatives	10,716	—	—

Total other income (expenses)	(9,151)	(31,272)	(186,352)

Income from continuing operations before income taxes	88,255	74,867	96,828
Provision for income taxes	(34,190)	(29,223)	(38,611)

Income from continuing operations	54,065	45,644	58,217
Income from discontinued operations	16,600	23,257	193,745

Net income	$70,665	$68,901	$251,962

Basic net income per share:
Continuing operations	$1.28	$1.05	$1.31
Discontinued operations	0.39	0.54	4.35

	$1.67	$1.59	$5.66

Diluted net income per share:
Continuing operations	$1.24	$1.03	$1.28
Discontinued operations	0.37	0.51	4.25

	$1.61	$1.54	$5.53

Weighted average shares outstanding:
Basic	42,220	43,415	44,524

Diluted	43,556	44,405	45,440

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2007 and 2008

					Accumulated
		Common	Additional		Other
	Common	Stock –	Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
	(In thousands)

Balance at December 31, 2005	42,969	$21,485	$338,996	$222,378	$—	$582,859
Exercise of stock options and warrants	1,083	541	15,407	—	—	15,948
Stock-based compensation	343	171	6,702	—	—	6,873
Tax benefit of stock-based compensation	—	—	6,218	—	—	6,218
Net income	—	—	—	70,665	—	70,665

Balance at December 31, 2006	44,395	22,197	367,323	293,043	—	682,563

Exercise of stock options and warrants	596	298	2,571	—	—	2,869
Stock-based compensation	437	219	10,570	—	—	10,789
Tax benefit of stock-based compensation	—	—	6,522	—	—	6,522
Net income	—	—	—	68,901	—	68,901

Balance at December 31, 2007	45,428	22,714	386,986	361,944	—	771,644

Exercise of stock options and warrants	591	295	8,033	—	—	8,328
Stock-based compensation	423	212	12,051	—	—	12,263
Tax benefit of stock-based compensation	—	—	8,805	—	—	8,805
Net income	—	—	—	251,962	—	251,962
Unrealized hedging gain, net of income taxes	—	—	—	—	9,083	9,083

Total comprehensive income						261,045

Balance at December 31, 2008	46,442	$23,221	$415,875	$613,906	$9,083	$1,062,085

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2007 and 2008

	2006	2007	2008
	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS —
Cash Flows From Operating Activities:
Net income	$70,665	$68,901	$251,962
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(16,600)	(23,257)	(193,745)
Gain on sale of assets	—	—	(26,560)
Impairment of marketable securities	—	—	162,672
Impairment of oil and gas properties	8,812	482	922
Deferred income taxes	31,356	25,543	43,620
Dry hole costs and leasehold impairments	281	6,846	4,113
Depreciation, depletion and amortization	75,278	125,349	182,179
Debt issuance costs amortization	1,406	810	810
Stock-based compensation	6,873	10,789	12,263
Excess tax benefit from stock-based compensation	(6,218)	(6,522)	(8,805)
Gain on derivatives	(10,716)	—	—
Decrease (increase) in accounts receivable	6,233	(11,605)	6,418
Decrease (increase) in other current assets	1,162	(230)	(9,646)
Increase in accounts payable and accrued expenses	17,637	4,433	24,330

Net cash provided by operating activities from continuing operations	186,169	201,539	450,533

Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(280,979)	(531,493)	(418,730)
Proceeds from asset sales	—	—	129,536
Payments to settle derivatives	(526)	—	—

Net cash used for investing activities from continuing operations	(281,505)	(531,493)	(289,194)

Cash Flows From Financing Activities:
Borrowings	119,000	325,000	85,000
Principal payments on debt	(7,000)	—	(555,000)
Debt issuance costs	(1,284)	(34)	(16)
Proceeds from common stock issuances	15,948	2,869	8,328
Excess tax benefit from stock based compensation	6,218	6,522	8,805

Net cash provided by (used for) financing activities from continuing operations	132,882	334,357	(452,883)

Net cash provided (used for) continuing operations	37,546	4,403	(291,544)

CASH FLOWS FROM DISCONTINUED OPERATIONS —
Net Cash Provided by Operating Activities	180,992	235,412	240,332
Cash Flows From Investing Activities:
Proceeds from sale of Bois d’Arc Energy, net of income taxes	—	—	292,260
Capital expenditures	(248,246)	(213,878)	(159,368)

Net cash provided by (used for) investing activities	(248,246)	(213,878)	132,892
Net Cash Provided by (Used for) Financing Activities	30,847	(21,600)	(80,964)

Net cash provided by (used for) discontinued operations	(36,407)	(66)	292,260

Net increase in cash and cash equivalents	1,139	4,337	716
Cash and cash equivalents, beginning of year	89	1,228	5,565

Cash and cash equivalents, end of year	$1,228	$5,565	$6,281

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

Basis of Presentation and Principles of Consolidation

Comstock Resources is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, “Comstock” or “the Company”). During the years ended December 31, 2007 and 2008, the consolidated financial statements also include the accounts of a variable interest entity where the Company is the primary beneficiary of the arrangements. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Discontinued Offshore Operations

In July 2004, the Company contributed its interests in its offshore Gulf of Mexico properties and assigned to Bois d’Arc Energy, LLC $83.2 million of related debt in exchange for an approximate 60% ownership in Bois d’Arc Energy, LLC. On May 10, 2005 Bois d’Arc Energy, LLC was converted to a corporation and changed its name to Bois d’Arc Energy, Inc. (“Bois d’Arc Energy”). On May 11, 2005, Bois d’Arc Energy completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. As a result of Bois d’Arc Energy’s conversion to a corporation and the offering, Comstock’s ownership in Bois d’Arc Energy decreased to 48%. In 2006, Comstock acquired 2,285,000 additional shares of Bois d’Arc Energy for $36.5 million, which increased its ownership of Bois d’Arc Energy’s common stock to 49%. Comstock also had voting agreements with each of its directors that owned shares of Bois d’Arc Energy’s common stock pursuant to which Comstock had the right to vote such shares on behalf of the directors. As a result, the Company obtained voting control of Bois d’Arc Energy through the combined share ownership by Comstock and the members of its board of directors. Upon obtaining voting control of Bois d’Arc Energy, Comstock began including Bois d’Arc Energy in its financial statements as a consolidated subsidiary effective on January 1, 2006.

On August 28, 2008, Bois d’Arc Energy completed a merger with Stone Energy Corporation (“Stone”) pursuant to which each outstanding share of the common stock of Bois d’Arc Energy was exchanged for cash in the amount of $13.65 per share and 0.165 shares of Stone common stock. As a result of this transaction, Comstock received net proceeds of $439.0 million in cash and 5,317,069 shares of Stone common stock in exchange for its interest in Bois d’Arc Energy. In connection with the merger, Comstock agreed not to sell its shares of Stone common stock prior to August 28, 2009 and to certain other restrictions relating to its ownership of the Stone common stock.

As a result of the merger of Bois d’Arc Energy and Stone, the consolidated financial statements and the related notes thereto present the Company’s offshore operations as a discontinued operation. No general and administrative or interest costs incurred by Comstock have been allocated to the discontinued operations during the periods presented. Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company’s continuing operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merger of Bois d’Arc Energy with Stone resulted in Comstock recognizing a gain on the disposal of the discontinued operations in the three months ended September 30, 2008 of $158.1 million, after income taxes of $85.3 million and the Company’s share of transaction-related costs incurred by Bois d’Arc Energy of $11.7 million. Transaction-related costs incurred by Bois d’Arc Energy included accounting, legal and investment banking fees, change-in-control and other compensation costs that became obligations as a result of the merger.

Income from discontinued operations is comprised of the following:

	For the Year Ended December 31,
	2006	2007	2008
		(In thousands)

Oil and gas sales	$254,710	$355,460	$360,719
Total operating expenses	(163,758)	(228,364)	(198,894)

Operating income from discontinued operations	90,952	127,096	161,825
Other income (expense)	(5,769)	(7,980)	(2,630)
Provision for income taxes	(40,149)	(55,954)	(76,626)
Minority interest in earnings	(28,434)	(39,905)	(46,883)

Income from discontinued operations, excluding gain on sale	16,600	23,257	35,686
Gain on sale of discontinued operations, net of income taxes of $85,327	—	—	158,059

Income from discontinued operations	$16,600	$23,257	$193,745

Assets and liabilities of discontinued operations as of December 31, 2007 were as follows:

December 31,
2007
(In thousands)

Current Assets	$66,302
Net Property and Equipment	912,316
Other Assets	3,064

Total Assets of Discontinued Operations	$981,682

Current Liabilities	$47,333
Long-term Debt	80,000
Deferred Income Taxes Payable	279,808
Reserve for Future Abandonment Costs	45,094

Liabilities of Discontinued Operations	$452,235

Minority Interest in Bois d’Arc Energy	$267,441

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been provided. Schedule II, Valuation and Qualifying Accounts, was omitted because there were no allowances or other valuation or qualifying accounts.

Marketable Securities

Marketable securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of income tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Comstock considered several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for using the specific identification method.

The Company received shares of Stone common stock as part of the proceeds from the sale of its interest in Bois d’Arc Energy. The Company does not exert influence over the operating and financial policies of Stone and has classified its investment in these shares as an available-for-sale security in the accompanying consolidated balance sheet. The fair value of the Stone common stock includes a discount to the public market price to reflect certain trading restrictions. The Company utilizes the specific identification method to determine the cost of the securities sold.

When the Stone shares were acquired in August 2008 the value was determined to be $211.4 million by an independent valuation specialist. As of December 31, 2008 the estimated fair value of the Stone shares had fallen to $48.9 million. Comstock determined that this decline in the fair value of the Stone common stock in 2008 was not temporary, which resulted in the recognition of an impairment charge of $162.7 million before income taxes.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Assets

Other current assets at December 31, 2007 and 2008 consist of the following:

	As of December 31,
	2007	2008
	(In thousands)

Drilling advances	$ 902	$ 5,273
Prepaid expenses	181	358
Pipe inventory	1,520	6,172
Current income taxes receivable	1,367	1,824
Deferred income tax asset	—	4,995
Other	17	6

	$ 3,987	$18,628

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

The Company assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period. The Company recognized impairment charges related to its oil and gas properties of $8.8 million, $0.5 million and $0.9 million in 2006, 2007, and 2008, respectively.

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

The following table summarizes the changes in the Company’s total estimated liability:

	2006	2007	2008
	(In thousands)

Beginning asset retirement obligations	$3,206	$9,052	$7,512
New wells placed on production and changes in estimates	5,641	(2,179)	(1,537)
Acquisition liabilities assumed	31	774	—
Liabilities settled and assets disposed of	(34)	(684)	(939)
Accretion expense	208	549	444

Ending asset retirement obligations	$9,052	$7,512	$5,480

Other Assets

Other assets primarily consist of deferred costs associated with issuance of the Company’s senior notes and bank credit facility. These costs are amortized over the eight year life of the senior notes and the life of the bank credit facility on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

Stock-based Compensation

The Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Excess tax benefits on stock-based compensation are recognized as a part of cash flows from financing activities. Comstock’s excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $6.2 million, $6.5 million and $8.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil and natural gas.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Major Purchasers

In 2008, the Company had three purchasers of its oil and natural gas production that accounted for 14%, 12% and 11%, respectively, of total oil and gas sales. In 2007, the Company had three purchasers of its oil and natural gas production that accounted for 15%, 11% and 11%, respectively, of total oil and gas sales. In 2006, the Company had two purchasers that accounted for 12% and 11%, respectively, of total oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2006, 2007 or 2008.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are allocated to working interest owners of the oil and gas properties operated by the Company of $6.5 million, $9.3 million and $10.1 million in 2006, 2007 and 2008, respectively.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic and diluted earnings per share for 2006, 2007 and 2008 were determined as follows:

	2006			2007			2008
			Per			Per			Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	(In thousands except per share data)

Basic Earnings Per Share:
Income From Continuing Operations	$54,065	42,220	$1.28	$45,644	43,415	$1.05	$58,217	44,524	$1.31

Income From Discontinued Operations	16,600	42,220	0.39	23,257	43,415	0.54	193,745	44,524	4.35

Net Income	$70,665	42,220	$1.67	$68,901	43,415	$1.59	$251,962	44,524	$5.66

Diluted Earnings Per Share:
Income from Continuing Operations	$54,065	42,220	$1.28	$45,644	43,415	$1.05	$58,217	44,524	$1.31
Effect of Dilutive Securities:
Stock Grants and Options	—	1,336		—	990		—	916

Income from Continuing Operations With Assumed Conversions	$54,065	43,556	$1.24	$45,644	44,405	$1.03	$58,217	45,440	$1.28

Income from Discontinued Operations	16,600	43,556	0.38	23,257	44,405	0.52	193,745	45,440	4.26
Effect of Dilutive Securities:
Stock Grants and Options	(488)	—		(697)	—		(839)	—
Income from Discontinued Operations with Assumed Conversions	16,112	43,556	$0.37	22,560	44,405	$0.51	192,906	45,440	$4.25

Net Income	$70,177	43,556	$1.61	$68,204	44,405	$1.54	$251,123	45,440	$5.53

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2006	2007	2008
	(In thousands
	except per share data)

Weighted average anti-dilutive stock options	117	235	40
Weighted average exercise price	$32.52	$32.60	$54.36

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value, and increases disclosures about estimates of fair value. The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of these provisions of this SFAS on its consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Level 1 — Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 — Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

Level 3 — Inputs used to measure fair value are unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

At January 1, 2008, the Company had no financial assets and liabilities that were accounted for at fair value. Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company’s assets and liabilities. As of December 31, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents held in money market funds, marketable securities comprised of shares of Stone common stock, and derivative instruments in the form of natural gas price swap agreements. The fair value of the Stone common stock recorded by the Company includes a discount from the quoted public market price to reflect the impact of certain trading restrictions. The Company determined the impact of the trading restriction on the fair value of the Stone common stock utilizing a valuation specialist who utilized a standard option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the Stone common stock as Level 2. The Company’s natural gas price swap agreements are not traded on a public exchange. The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, these swap agreements have been categorized as Level 3 within the valuation hierarchy.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes financial assets accounted for at fair value as of December 31, 2008:

	Carrying Value
	Measured at Fair
	Value at December
	31, 2008	Level 1	Level 2	Level 3
	(In thousands)

Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$ 6,281	$6,281	$—	$—
Marketable securities — Stone common stock	48,868	—	48,868	—
Derivative financial instruments	13,974	—	—	13,974

Total assets	$69,123	$6,281	$48,868	$13,974

The following table summarizes the changes in the fair values of the natural gas swap derivative financial instruments, which are Level 3 liabilities, for the twelve months ended December 31, 2008:

(In thousands)

Balance at January 1, 2008	$—
Purchases and settlements (net)	4,810
Total realized or unrealized gains (losses):
Realized loss included in earnings	(4,810)
Unrealized gain included in other comprehensive income	13,974

Balance at December 31, 2008	$13,974

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of December 31, 2007 and 2008:

	2007		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Long-term debt, including current portion	$680,000	$670,813	$210,000	$169,750

The fair market value of the fixed rate debt was based on the market prices as of December 31, 2007 and 2008. The fair market value of the floating rate debt approximates its carrying value.

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008 the Company’s cash investments consisted of prime shares in an institutional preferred money market fund.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash payments made for interest and income taxes for the years ended December 31, 2006, 2007 and 2008, respectively, were as follows:

	2006	2007	2008
		(In thousands)

Cash Payments:
Interest payments	$18,992	$31,864	$27,022
Income tax payments	$6,306	$3,492	$140,198

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $0.2 million and $2.3 million in 2006 and 2008, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

New Accounting Standards

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

SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R will impact the accounting and disclosures for any business combinations the Company engages in after January 1, 2008. However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling or minority interest in a subsidiary and for the deconsolidation of a subsidiary. The Company currently does not expect adoption of this standard to have a significant impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not expect adoption of this standard to have a material impact on its financial statements.

In September 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend equivalents are considered “participating securities” for purposes of calculating earnings per share. As a result, these participating securities will be included in the weighted average number of shares outstanding used to determine basic earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008. All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP. The Company does not anticipate that adoption of the FSP will have a significant impact on its previously reported basic earnings per share amounts.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they trade in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP was effective as of September 30, 2008. There was no impact to the Company’s financial position or results of operations from the adoption of this FSP.

Comprehensive Income

Comprehensive income consists of the following:

	For the Year Ended December 31,
	2006	2007	2008
	(In thousands)

Income from continuing operations	$54,065	$45,644	$58,217
Other comprehensive income:
Unrealized hedging gains, net of income taxes of $4,891 in 2008	—	—	9,083

Total from continuing operations	54,065	45,644	67,300
Income from discontinued operations, net of income taxes and minority interest	16,600	23,257	193,745

Total comprehensive income	$70,665	$68,901	$261,045

The following table provides a summary of the amounts included in accumulated other comprehensive income (loss), net of income taxes, which are solely attributable to the Company’s natural gas price swap financial instruments, for the year ended December 31, 2008:

Accumulated
Other
Comprehensive
Income (Loss)
(In thousands)

Balance as of December 31, 2007	$—
2008 changes in value	12,210
Reclassification to earnings	(3,127)

Balance as of December 31, 2008	$9,083

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Acquisitions and Dispositions of Oil and Gas Properties

In June 2007, the Company acquired oil and gas properties in South Texas for $31.2 million in cash. The Company acquired proved oil and gas reserves of 9.1 billion cubic feet (“Bcf”) of natural gas. The transaction was funded with borrowings under Comstock’s bank credit facility. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

In December 2007, the Company acquired certain oil and gas properties in South Texas for $160.1 million in cash. The Company acquired proved oil and gas reserves of 70.1 Bcf. The transaction was funded with borrowings under the Company’s bank credit facility and the pro forma effect of the transaction was not material to the Company’s historical results of operations. Concurrent with this acquisition, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code pursuant to which Comstock assigned the right to acquire ownership in the acquired oil and gas properties to an exchange accommodation titleholder. Comstock operated these properties pursuant to lease and management agreements. Because the Company was the primary beneficiary of these arrangements, the properties acquired were included in its consolidated balance sheet as of December 31, 2007, and all revenues earned and expenses incurred related to the properties were included in the Company’s consolidated results of operations during the term of the agreements.

In June and September 2008, the Company sold its interests in certain producing properties in East and South Texas and received aggregate net proceeds of $129.6 million. Comstock recognized a gain of $26.6 million on these sales for financial reporting purposes. The sales of these properties completed the reverse like-kind exchange for federal income tax purposes. Accordingly, the ownership of the oil and gas properties acquired in December 2007 was transferred to the Company and the agreements with the exchange accommodation titleholder terminated.

(3)	Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2007	2008
	(In thousands)

Unproved properties	$5,804	$116,489
Proved properties:
Leasehold costs	943,333	845,097
Wells and related equipment and facilities	869,304	1,115,447
Accumulated depreciation depletion and amortization	(511,549)	(636,530)

	$1,306,892	$1,440,503

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred

	2006	2007	2008
	(In thousands)

Property acquisitions —
Unproved properties	$5,092	$3,875	$113,023
Proved properties	63,589	192,064	—
Development costs	217,910	313,938	249,527
Exploration costs	8,918	14,482	62,031

	$295,509	$524,359	$424,581

(4)	Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2007	2008
	(In thousands)

Bank credit facility	$505,000	$35,000
6 7/8% senior notes due 2012	175,000	175,000

	$680,000	$210,000

The following table summarizes Comstock’s debt as of December 31, 2008 by year of maturity:

	2009	2010	2011	2012	2013	Total
	(In thousands)

Bank credit facility	$—	$—	$35,000	$—	$—	$35,000
6 7/8% senior notes	—	—	—	175,000	—	175,000

	$—	$—	$35,000	$175,000	$—	$210,000

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2008, the borrowing base was $590.0 million, $555.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.0% to 1.75% or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus 0% to 0.25%. A commitment fee of 0.25% to 0.375%, based on the utilization of the borrowing base, is payable on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2008.

Comstock has $175.0 million of senior notes outstanding which mature on March 1, 2012. The senior notes bear interest at 6 7/8% which is payable semiannually on each March 1 and September 1. The notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of December 31, 2008, Comstock also has no assets on operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

(5)	Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable leases. Rent expense for the years ended December 31, 2006, 2007 and 2008 was $0.7 million, $0.8 million and $1.0 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)

2009	$ 1,646
2010	1,656
2011	1,656
2012	1,656
2013	1,656
Thereafter	3,174

$11,444

As of December 31, 2008, the Company had commitments for contracted drilling rigs of $136.1 million through October 2012 and minimum commitments under natural gas transportation agreements which expire in August 2013 and May 2019 of $25.8 million.

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

The authorized capital stock of Comstock consists of 50 million shares of common stock, $.50 par value per share (the “Common Stock”), and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2007 and 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2007 and 2008, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on Common Stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks senior to the Common Stock but junior to all other classes of preferred stock.

(7)	Incentive Plans

The Company maintains an incentive compensation plan under which it grants Common Stock and stock options to key employees and directors. On June 23, 1999, the stockholders approved the 1999 Long-term Incentive Plan for management including officers, directors and managerial employees which replaced the 1991 Long-term Incentive Plan. The 1999 Long-term Incentive Plan together with the 1991 Long-term Incentive Plan authorize the grant of stock options and restricted stock to employees and the directors of the Company. The options under the incentive plans have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from six months to ten years from the grant date. As of December 31, 2008, the incentive plans provide for future awards of stock options or restricted stock grants of up to 393,587 shares of Common Stock plus 1% of the outstanding shares of Common Stock each year beginning on January 1, 2009.

During 2006, 2007 and 2008, the Company recorded $6.9 million, $10.8 million and $12.3 million, respectively, in stock-based compensation expense in general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $6.2 million, $6.5 million and $8.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding stock options for the years ended December 31, 2006, 2007 and 2008 was $0.9 million, $1.6 million and $1.5 million, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the assumptions used to value stock options for the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008

Weighted average grant date fair value	$17.37	$10.32	$19.76
Weighted average assumptions used:
Expected volatility	35.4%	36.0%	38.9%
Expected lives	8.9 yrs.	3.9 yrs.	4.3 yrs.
Risk-free interest rates	4.9%	4.9%	3.3%
Expected dividend yield	—	—	—

The expected volatility for grants is calculated using an analysis of the Common Stock’s historical volatility. Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The following table summarizes information related to stock options outstanding at December 31, 2008:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$6.42	1.5	168,750	168,750
$18.20	1.0	17,000	17,000
$20.03	2.0	8,720	8,720
$20.92	1.4	15,000	15,000
$29.49	3.3	30,000	30,000
$32.44	3.4	30,000	30,000
$32.50	6.9	62,750	42,125
$33.22	8.0	84,650	37,650
$54.36	4.4	40,000	40,000

	3.9	456,870	389,245

The following tables summarize information related to stock option activity under the incentive plans for the years ended December 31, 2006, 2007 and 2008:

	2006		2007		2008
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	1,733,970	$9.83	1,468,970	$11.59	914,970	$16.68
Granted	144,000	$33.00	40,000	$29.49	40,000	$54.36
Exercised	(394,000)	$10.87	(588,500)	$4.70	(492,350)	$13.17
Forfeited	(15,000)	$32.50	(5,500)	$33.02	(5,750)	$33.06

Outstanding at December 31	1,468,970	$11.59	914,970	$16.68	456,870	$23.56

Vested and Exercisable at December 31	1,260,095	$8.07	797,470	$14.28	389,245	$21.92

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2007	2008
		(In thousands)

Cash received for options exercised	$4,283	$2,765	$6,483
Actual tax benefit realized	$7,780	$17,307	$26,169

As of December 31, 2008, total unrecognized compensation cost related to unvested stock options of $1.2 million was expected to be recognized over a period of two years. The aggregate intrinsic value of options outstanding at December 31, 2008 was $11.1 million based on the closing price for Comstock’s common stock on December 31, 2008. The aggregate intrinsic value of vested options was $10.1 million on December 31, 2008. Options granted in 2006, 2007 and 2008 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective grant dates. The total intrinsic value of options exercised was $7.8 million, $17.1 million and $24.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Total compensation expense recognized for restricted stock grants was $6.0 million, $9.2 million and $10.8 million for the years ended December 31, 2006, 2007 and 2008, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price. A summary of restricted stock activity for the years ended December 31, 2006, 2007 and 2008 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Price

Outstanding at January 1, 2006	1,093,250	$22.67
Granted	387,000	$32.85
Vested	(230,000)	$16.27
Forfeitures	(43,500)	$24.62

Outstanding at December 31, 2006	1,206,750	$27.08
Granted	436,500	$34.10
Vested	(183,750)	$19.50

Outstanding at December 31, 2007	1,459,500	$30.14
Granted	426,750	$44.31
Vested	(191,000)	$20.36
Forfeitures	(3,500)	$34.30

Outstanding at December 31, 2008	1,691,750	$34.81

Total unrecognized compensation cost related to unvested restricted stock of $38.3 million as of December 31, 2008 is expected to be recognized over a period of four years. The fair value of restricted stock which vested in 2006, 2007 and 2008 was $7.0 million, $5.7 million and $6.9 million, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Stock Purchase Warrants

The following table summarizes the other stock purchase warrants that were outstanding at December 31, 2008:

	Weighted Average	Number of	Number of
	Remaining Life	Options	Options
Exercise Price	(in years)	Outstanding	Exercisable

$13.59	0.5	30,000	30,000
$19.46	0.5	50,600	50,600

	0.5	80,600	80,600

The following table summarizes other stock purchase warrant activity during 2006, 2007 and 2008:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at January 1, 2006	875,833	$17.08
Exercised	(688,733)	$16.94

Outstanding at December 31, 2007	187,100	$17.59
Exercised	(7,600)	$13.59

Outstanding at December 31, 2008	179,500	$17.76
Exercised	(98,900)	$18.15

Outstanding and exercisable at December 31, 2008	80,600	$17.28

Warrants were exercised to purchase 688,733, 7,600 and 98,900 shares in 2006, 2007 and 2008, respectively. Such exercises yielded net proceeds of $11.7 million, $0.1 million and $1.8 million in 2006, 2007 and 2008, respectively.

(8)	Retirement Plans

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $199,000, $255,000 and $302,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

(9)	Income Taxes

The following is an analysis of the consolidated income tax expense (benefit) from continuing operations:

	2006	2007	2008
	(In thousands)

Current	$2,834	$3,680	$(5,009)
Deferred	31,356	25,543	43,620

	$34,190	$29,223	$38,611

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	2006	2007	2008
	(In thousands)

Tax at statutory rate	$30,889	$26,203	$33,890
Tax effect of:
Nondeductible compensation	2,205	1,885	3,536
State taxes, net of federal tax benefit	(107)	862	1,639
Deferred state taxes provided due to tax law changes	1,288	597	—
Other	(85)	(324)	(454)

Total	$34,190	$29,223	$38,611

	2006	2007	2008

Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	2.5	2.5	3.7
State taxes, net of federal tax benefit	(0.1)	1.1	1.7
Deferred state taxes provided due to tax law changes	1.4	0.8	—
Other	(0.1)	(0.4)	(0.5)

Effective tax rate	38.7%	39.0%	39.9%

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2007 and 2008 were as follows:

	2007	2008
	(In thousands)

Current deferred tax assets (liabilities):
Marketable securities	$—	$9,886
Derivatives	—	(4,891)

Net current deferred tax asset	—	4,995

Noncurrent deferred tax assets (liabilities):
Property and equipment	(106,232)	(193,398)
Other assets	2,632	4,116
Net operating loss carryforwards	14,466	14,079
Valuation allowance on net operating loss carryforwards	(8,043)	(8,043)
Other	5,089	(2,624)

Net noncurrent deferred tax liability	(92,088)	(185,870)

Net deferred tax liability	$(92,088)	$(180,875)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017 — 2021	$40,226
Alternative minimum tax credits	Unlimited	$1,243

The utilization of the net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated net operating loss carryforwards that will not be utilized. Realization of the net operating carryforwards requires Comstock to generate taxable income within the carryforward period. The deferred tax asset related to the decline in the value of the Stone shares is expected to be realized from future sales of these shares.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas, Louisiana, Mississippi and Oklahoma in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years subsequent to December 31, 2005 remain subject to examination. The Company’s federal income tax return for the year ended December 31, 2006 is currently under examination by the Internal Revenue Service. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accompanying consolidated financial statements include a net gain on derivative financial instruments related to natural gas prices of $10.7 million in 2006 which was comprised of an $11.2 million unrealized gain and $0.5 million in realized losses to settle derivative positions which expired during the year.

In January 2008, Comstock entered into natural gas swaps to fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production from certain properties in South Texas for the period February 2008 through December 2009. The Company designated these swaps at their inception as cash flow hedges. Realized gains and losses are included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas sales as unrealized gains (losses). The Company realized losses of $4.8 million on the natural gas price swaps settled during 2008, which are included in oil and gas sales in the accompanying consolidated statements of operations. As of December 31, 2008, the estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was a net asset of $14.0 million, which is classified as a current asset.

(11)	Supplementary Quarterly Financial Data (Unaudited)

	2007
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$69,847	$83,160	$83,087	$95,519	$331,613

Income from operations	$21,784	$27,822	$25,124	$31,409	$106,139

Income from continuing operations	$9,399	$12,971	$10,108	$13,166	$45,644

Income from discontinued operations	$3,159	$5,246	$6,320	$8,532	$23,257

Net income	$12,558	$18,217	$16,428	$21,698	$68,901

Basic net income per share:
Continuing operations	$0.22	$0.30	$0.23	$0.30	$1.05
Discontinued operations	0.07	0.12	0.15	0.20	0.54

Total	$0.29	$0.42	$0.38	$0.50	$1.59

Diluted net income per share:
Continuing operations	$0.21	$0.29	$0.23	$0.30	$1.03
Discontinued operations	0.07	0.12	0.14	0.18	0.51

Total	$0.28	$0.41	$0.37	$0.48	$1.54

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$127,721	$172,022	$163,852	$100,154	$563,749

Income from operations	$56,372	$118,760	$91,673	$16,375	$283,180

Income (loss) from continuing operations	$29,402	$70,428	$54,764	$(96,377)	$58,217

Income from discontinued operations	$11,693	$12,199	$169,853	$—	$193,745

Net income (loss)	$41,095	$82,627	$224,617	$(96,377)	$251,962

Basic net income per share:
Continuing operations	$0.67	$1.59	$1.22	$(2.15)	$1.31
Discontinued operations	0.26	0.28	3.80	—	4.35

Total	$0.93	$1.87	$5.02	$(2.15)	$5.66

Diluted net income per share:
Continuing operations	$0.66	$1.55	$1.20	$(2.15)	$1.28
Discontinued operations	0.25	0.26	3.71	—	4.25

Total	$0.91	$1.81	$4.91	$(2.15)	$5.53

The Company recognized a gain on the disposal of its discontinued offshore operations in the three months ended September 30, 2008 of approximately $158.1 million, after income taxes of $85.3 million. The Company recognized an unrealized loss before income taxes of $162.7 million in the three months ended December 31, 2008 to write down its marketable securities. Basic and diluted per share amounts for the three months ended December 31, 2008 are the same due to the net loss during this period.

(12)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2008:

	2006		2007		2008
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	12,043	432,416	11,984	435,508	10,510	587,718
Revisions of previous estimates	208	(60,879)	(1,449)	14,145	551	(56,153)
Extensions and discoveries	654	77,741	891	98,665	528	99,232
Purchases of minerals in place	—	16,501	92	78,631	—	—
Sales of minerals in place	—	—	—	—	(912)	(53,287)
Production	(921)	(30,271)	(1,008)	(39,231)	(1,009)	(53,867)

End of year	11,984	435,508	10,510	587,718	9,668	523,643

Proved Developed Reserves:
Beginning of year	7,229	255,127	7,912	241,243	7,449	370,339

End of year	7,912	241,243	7,449	370,339	5,446	354,934

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2007 and 2008:

	2007	2008
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$4,792,226	$3,126,215
Future Costs:
Production	(1,351,642)	(1,161,911)
Development and Abandonment	(517,290)	(495,465)
Future Income Taxes	(802,637)	(328,649)

Future Net Cash Flows	2,120,657	1,140,190
10% Discount Factor	(958,109)	(503,899)

Standardized Measure of Discounted Future Net Cash Flows	$1,162,548	$636,291

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2006, 2007 and 2008:

	2006	2007	2008
	(In thousands)

Standardized Measure, Beginning of Year	$1,113,796	$747,494	$1,162,548
Net Change in Sales Price, Net of Production Costs	(592,992)	256,216	(594,456)
Development Costs Incurred During the Year Which Were Previously Estimated	127,818	160,294	165,036
Revisions of Quantity Estimates	(135,699)	15,550	(90,587)
Accretion of Discount	158,505	98,128	157,781
Changes in Future Development and Abandonment Costs	(98,836)	(160,541)	(32,538)
Changes in Timing	(16,794)	(23,205)	83,223
Extensions, Discoveries and Improved Recovery	121,217	296,534	157,529
Purchases of Reserves in Place	36,326	220,372	—
Sales of Reserves in Place	—	—	(126,666)
Sales, Net of Production Costs	(203,315)	(266,822)	(477,019)
Net Changes in Income Taxes	237,468	(181,472)	231,440

Standardized Measure, End of Year	$747,494	$1,162,548	$636,291

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s average year-end prices used in the reserve estimates were as follows:

	2006	2007	2008

Crude Oil (Per Barrel)	$50.86	$81.36	$34.49
Natural Gas (Per Mcf)	$5.63	$6.70	$5.33

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

Index to Exhibits

Exhibit No.	Description

2.1	Purchase and Sale Agreement between SWEPI LP and Comstock Oil and Gas, LP dated November 26, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 26, 2007).
3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 1999 Long-term Incentive Plan (As restated on April 1, 2001) (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.4#	Amendment No. 2 dated April 7, 2004 to the Comstock Resources, Inc. 1999 Long-term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
10.5#	Form of Nonqualified Stock Option Agreement between Comstock and certain officers and directors of Comstock (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the year ended June 30, 1999).

Exhibit No.	Description

10.6#	Form of Restricted Stock Agreement between Comstock and certain officers of Comstock (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.7	Warrant Agreement dated July 31, 2001 by and between Comstock and Gary W. Blackie and Wayne L. Laufer (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.8	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.9	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.10*	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
10.11*	Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc.
10.12	Second Amended and Restated Credit Agreement, dated December 15, 2006, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10.13	First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2008, among Comstock as the borrower, the lenders, from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., co-syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.2 to our Quarterly Report on From 10-Q for the quarter ended March 31, 2008).
10.14	Stockholder Agreement between Stone Energy Corporation and Comstock Resources, Inc. dated April 30, 2008 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 30, 2008).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.