Form 10-Q
period 2009-03-31
COMSTOCK RESOURCES INC
filed 2009-05-06
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

The number of shares outstanding of the registrant's common stock, par value $.50, as of May 6, 2009 was 46,457,595.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2009

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2009 and December 31, 2008	4
Consolidated Statements of Operations - Three months ended March 31, 2009 and 2008	5
Consolidated Statement of Stockholders' Equity and Comprehensive Loss - Three months ended March 31, 2009	6
Consolidated Statements of Cash Flows - Three months ended March 31 2009 and 2008	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	23

PART II. Other Information

Item 6. Exhibits	23

Second Amendment to Second Amended and Restated Credit Agreement
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
	(In thousands)

Cash and Cash Equivalents	$963	$6,281
Accounts Receivable:
Oil and gas sales	24,120	34,401
Joint interest operations	7,972	7,876
Marketable Securities	15,351	48,868
Derivative Financial Instruments	18,369	13,974
Deferred Income Tax Asset	15,201	4,995
Other Current Assets	13,398	13,633
Total current assets	95,374	130,028
Property and Equipment:
Unevaluated oil and gas properties	115,305	116,489
Oil and gas properties, successful efforts method	2,059,107	1,960,544
Other property and equipment	6,128	6,162
Accumulated depreciation, depletion and amortization	(685,617)	(638,480)
Net property and equipment	1,494,923	1,444,715
Other Assets	2,950	3,147
	$1,593,247	$1,577,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$88,537	$99,460
Accrued Expenses	7,498	14,995
Total current liabilities	96,035	114,455
Long-term Debt	265,000	210,000
Deferred Income Taxes Payable	184,484	185,870
Reserve for Future Abandonment Costs	5,678	5,480
Total liabilities	551,197	515,805
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 50,000,000 shares authorized, 46,457,595 and 46,442,595 shares outstanding at March 31, 2009 and December 31, 2008, respectively	23,229	23,221
Additional paid-in capital	420,417	415,875
Retained earnings	608,249	613,906
Accumulated other comprehensive income (loss)	(9,845)	9,083
Total stockholders' equity	1,042,050	1,062,085
	$1,593,247	$1,577,890

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008

	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$68,351	$127,721

Operating expenses:
Oil and gas operating	16,959	21,202
Exploration	13	2,238
Depreciation, depletion and amortization	47,272	41,505
General and administrative, net	9,819	6,164
Loss on sales of assets	—	240
Total operating expenses	74,063	71,349

Operating income (loss) from continuing operations	(5,712)	56,372
Other income (expenses):
Interest income	22	161
Other income	63	22
Interest expense	(2,162)	(9,951)
Total other income (expenses)	(2,077)	(9,768)

Income (loss) from continuing operations before income taxes	(7,789)	46,604
Benefit from (provision for) income taxes	2,132	(17,202)
Income (loss) from continuing operations	(5,657)	29,402
Income from discontinued operations after income taxes and minority interest	—	11,693
Net income (loss)	$(5,657)	$41,095

Basic net income (loss) per share:
Continuing operations	$(0.12)	$0.65
Discontinued operations	—	0.26
	$(0.12)	$0.91

Diluted net income (loss) per share:
Continuing operations	$(0.12)	$0.64
Discontinued operations	—	0.26
	$(0.12)	$0.90

Weighted average shares outstanding:
Basic	44,941	44,179
Diluted	44,941	44,567

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2009
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at January 1, 2009	$46,443	$23,221	$415,875	$613,906	$9,083	$1,062,085
Exercise of stock options and warrants	15	8	196	—	—	204
Stock-based compensation	—	—	3,667	—	—	3,667
Tax benefit from stock-based compensation	—	—	679	—	—	679
Net loss	—	—	—	(5,657)	—	(5,657)
Unrealized hedging gain, net of income taxes	—	—	—	—	2,857	2,857
Unrealized loss on marketable securities, net of income taxes	—	—	—	—	(21,785)	(21,785)
Total comprehensive loss	—	—	—	—	—	(24,585)

Balance at March 31, 2009	$46,458	$23,229	$420,417	$608,249	$(9,845)	$1,042,050

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS:
Cash Flows From Operating Activities:
Net income (loss)	$(5,657)	$41,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(11,693)
Deferred income taxes	(721)	15,232
Dry hole costs and lease impairments	—	2,238
Depreciation, depletion and amortization	47,272	41,505
Loss on sales of assets	—	240
Debt issuance cost amortization	203	202
Stock-based compensation	3,667	2,678
Excess tax benefit from stock-based compensation	(679)	(670)
Decrease (increase) in accounts receivable	10,185	(15,665)
Decrease (increase) in other current assets	235	(158)
Decrease in accounts payable and accrued expenses	(14,043)	(20,647)
Net cash provided by operating activities from continuing operations	40,462	54,357

Cash Flows From Investing Activities:
Capital expenditures	(101,657)	(61,500)
Proceeds from asset sales	—	11
Net cash used for investing activities from continuing operations	(101,657)	(61,489)

Cash Flows From Financing Activities:
Borrowings	55,000	—
Proceeds from issuance of common stock	204	2,452
Excess tax benefit from stock-based compensation	679	670
Debt issuance costs	(6)	—
Net cash provided by financing activities from continuing operations	55,877	3,122

Net cash used for continuing operations	(5,318)	(4,010)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	78,456
Net cash used for investing activities	—	(52,720)
Net cash used for financing activities	—	(25,736)
Net cash provided by discontinued operations	—	—

Net decrease in cash and cash equivalents	(5,318)	(4,010)
Cash and cash equivalents, beginning of period	6,281	5,565
Cash and cash equivalents, end of period	$963	$1,555

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of March 31, 2009 and the related results of operations and cash flows for the three months ended March 31, 2009 and 2008.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and subsidiaries in which it has a controlling interest.  Intercompany balances and transactions have been eliminated in consolidation.

Discontinued Operations

The Company's offshore operations were conducted through its subsidiary Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  On August 28, 2008, Bois d'Arc Energy completed a merger with Stone Energy Corporation ("Stone") pursuant to which each outstanding share of Bois d'Arc Energy was exchanged for cash in the amount of $13.65 per share and 0.165 shares of Stone common stock.  As a result of this transaction, Comstock received net proceeds of $439.0 million in cash and 5,317,069 shares of Stone common stock in exchange for its interest in Bois d'Arc Energy.  In connection with the merger, Comstock agreed not to sell its shares of Stone common stock prior to August 28, 2009, and to certain other restrictions relating to its ownership of the Stone common stock.

As a result of the merger, the consolidated financial statements and the related notes thereto for 2008 present the Company's offshore operations as discontinued operations.  No general and administrative or interest costs incurred by Comstock have been allocated to the discontinued operations during the periods presented.  Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income from discontinued operations for the three months ended March 31, 2008 is comprised of the following:

Three Months Ended March 31, 2008

Oil and gas sales	$113,266
Total operating expenses	(54,087)
Operating income from discontinued operations	59,179
Other income (expense)	(1,145)
Provision for income taxes	(26,871)
Minority interest in earnings	(19,470)
Income from discontinued operations	$11,693

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Marketable Securities

The Company received shares of Stone common stock as a portion of the proceeds from the sale of its interest in Bois d'Arc Energy.  The Company does not exert influence over the operating and financial polices of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheet as of March 31, 2009.  Available-for-sale securities are accounted for at fair value, with any unrealized gains and losses reported in the consolidated balance sheet within accumulated other comprehensive income (loss) as a separate component of stockholders' equity.  The fair value of the Stone common stock includes a discount to the public market price to reflect certain trading restrictions.  The Company utilizes the specific identification method to determine the cost of the securities sold.

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.  As of March 31, 2009, the decline in the fair value of the Stone common stock since December 31, 2008 was not determined to be other than temporary.  As of March 31, 2009, the estimated fair value of the Stone shares was $15.4 million after recognizing an unrealized loss before income taxes of $33.5 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008
	(In thousands)

Beginning asset retirement obligations	$5,480	$7,512
Accretion expense	75	112
New wells placed on production and changes in estimates	130	207
Liabilities settled and properties sold	(7)	(4)
Future abandonment liability — end of period	$5,678	$7,827

Derivative Instruments and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates.  Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts.  Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counter party based on the difference multiplied by the volume or amounts hedged.  Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counter party based on the difference.  Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volume hedged.  For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap.  No settlement occurs when the settlement price falls between the floor and cap.

In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and natural gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized currently in oil and natural gas sales as an unrealized gain or loss.  The Company realized gains of $5.9 million during the three months ended March 31, 2009 and losses of $0.2 million during the three months ended March 31, 2008 which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  Unrealized gains and losses related to derivative financial instruments recognized in other comprehensive loss include an unrealized gain of $2.9 million, net of income taxes, for the three months ended March 31, 2009 and an unrealized loss of $11.5 million, net of income taxes, for the three months ended March 31, 2008.  As of March 31, 2009, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a net asset of $18.4 million, which is classified as a current asset.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended March 31, 2009 and 2008, the Company recognized $3.7 million and $2.7 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  There were no stock option grants during the three months ended March 31, 2009.  Total unrecognized compensation cost related to nonvested stock options of $1.0 million as of March 31, 2009 is expected to be recognized over a period of 1.7 years.  Stock options outstanding at March 31, 2009 totaled 456,870, of which 389,245 were exercisable.

As of March 31, 2009, Comstock had 1,502,625 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $36.43 per share.  Total unrecognized compensation cost related to the unvested restricted stock grants of $34.8 million as of March 31, 2009 is expected to be recognized over a period of 2.3 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	Three Months Ended March 31,
	2009	2008
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(7.3)	1.4
State income taxes, net of federal benefit	0.1	0.9
Other	(0.4)	(0.4)
Effective tax rate	27.4%	36.9%

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Current provision (benefit)	$(1,411)	$1,970
Deferred provision (benefit)	(721)	15,232
Provision for (benefit from) income taxes	$(2,132)	$17,202

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive.  On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"), which requires that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method.  All prior period earnings per share data presented have been adjusted retrospectively for the effects of FSP EITF 03-6-1.  The effect of adopting this new accounting standard on the three months ended March 31, 2008 was to decrease basic and diluted income from continuing operations by $0.02 per share, increase diluted income per share from discontinued operations by $0.01 per share and decrease total basic earnings per share by $0.02 and total diluted earnings per share by $0.01.  Basic and diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, were determined as follows:

	Three Months Ended March 31,
	2009					2008
				Per				Per
	Income	Shares		Share		Income	Shares	Share
	(In thousands, except per share amounts)

Income (Loss) From Continuing Operations	$(5,657)					$29,402
Income (Loss) Allocable to Unvested Restricted Stock	181					(828)
Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$(5,476)	44,941		$(0.12)		$28,574	44,179	$0.65
Effect of Dilutive Securities:
Stock Options	—	—		—		7	388	(0.01)
Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$(5,476)	44,941	(1)	$(0.12	)(1)	$28,581	44,567	$0.64

Income from Discontinued Operations						$11,693
Income Allocable to Unvested Restricted Stock						(329)
Basic Income from Discontinued Operations Attributable to Common Stock						$11,364	44,179	$0.26
Effect of Dilutive Securities:
Stock Options						3	388	—
Diluted Income from Discontinued Operations Attributable to Common Stock						$11,367	44,567	$0.26

(1)  Basic and diluted are the same due to the net loss.

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands except per share data)

Weighted average anti-dilutive stock options	536	175
Weighted average exercise price	$22.88	$32.89

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value Measurements

As of March 31, 2009, the Company held certain items that are required to be measured at fair value.  These included cash equivalents held in money market funds, short-term marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of natural gas price swap agreements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The fair value of the Stone common stock recorded by the Company includes a discount from the quoted public market price to reflect the impact of a trading restriction.  The Company determines the impact of the trading restriction on the fair value of the Stone common stock utilizing a standard option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized the Stone common stock valuation as a Level 2 measurement.  The Company's natural gas price swap agreements are not traded on a public exchange.  The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, the valuation of these swap agreements has been categorized as a Level 3 measurement.

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2009:

	Portion of Carrying Value Measured at Fair Value as of March 31, 2009	Level 1	Level 2	Level 3
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$963	$963	$—	$—
Marketable securities	15,351	—	15,351	—
Derivative financial instruments – natural gas price swaps	18,369	—	—	18,369
Total assets	$34,683	$963	$15,351	$18,369

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the changes in the fair values of the natural gas swap derivative financial instruments, which are Level 3 liabilities, for the three months ended March 31, 2009:

(In thousands)
Balance at January 1, 2009	$13,974
Settlements	(5,912)
Total realized or unrealized gains (losses):
Realized gain included in earnings	5,912
Unrealized gain included in other comprehensive income	4,395
Balance at March 31, 2009	$18,369

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At March 31, 2009 and December 31, 2008 the Company's cash investments consisted of prime shares in an institutional preferred money market fund.

The following is a summary of cash payments made for interest and income taxes:

	Three months ended March 31,
	2009	2008
	(In thousands)
Cash Payments:
Interest payments	$6,576	$12,923
Income tax payments	$143	$409

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage.  For the three months ended March 31, 2009 the Company capitalized $1.6 million of interest which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.  The Company did not capitalize interest during the three months ended March 31, 2008.

Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2009	2008

	(In thousands)

Income (loss) from continuing operations	$(5,657)	$29,402
Other comprehensive income (loss):
Unrealized hedging gains (losses), net of income taxes of $1.5 million and $6.2 million, respectively	2,857	(11,478)
Unrealized loss on marketable securities, net of income taxes of $11.7 million	(21,785)	—
Total from continuing operations	(24,585)	17,924
Income from discontinued operations, net of income taxes and minority interest	$—	$11,693
Total comprehensive income (loss)	$(24,585)	$29,617

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table provides a rollforward of the amounts included in accumulated other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2009:

	Natural Gas Price Swap Agreements	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(In thousands)

Balance as of December 31, 2008	$9,083	$—	$9,083
Changes in value	8,769	(21,785)	(13,016)
Reclassification to earnings	(5,912)	—	(5,912)
Balance as of March 31, 2009	$11,940	$(21,785)	$(9,845)

(2)  LONG-TERM DEBT –

At March 31, 2009, long-term debt was comprised of:

(In thousands)
Revolving Bank Credit Facility	$90,000
6⅞ Senior Notes due 2012	175,000
$265,000

Comstock has a $850.0 million bank credit facility with a group of banks, including Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock's and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of March 31, 2009, the borrowing base was $590.0 million, $500.0 million of which was available.  Effective May 1, 2009 the borrowing base was redetermined by the Company's bank group at $550.0 million and the credit facility was amended to provide that borrowings under the credit facility will bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of March 31, 2009.

The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's subsidiaries.  As of March 31, 2009, Comstock has no assets or operations which are independent of its subsidiaries.  There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years.  As of March 31, 2009, the Company had commitments for contracted drilling services of $125.2 million.  The Company also has entered into natural gas transportation agreements through May 2019.  Minimum commitments under these transportation agreements as of March 31, 2009 totaled $25.1 million.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, the consolidated statement of stockholders' equity and comprehensive income for the three months ended March 31, 2009, and the consolidated statements of cash flows for the three months ended March 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [not presented herein], and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2009 the Company adopted Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Transactions are Participating Securities, for the computation of basic and diluted earnings per share.  We have not audited and reported on revised financial statements reflecting the adoption of this standard.

/s/ Ernst & Young LLP

Dallas, Texas
May 5, 2009

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2008.

Discontinued Operations

Our offshore operations were conducted through our subsidiary, Bois d'Arc Energy, Inc. ("Bois d'Arc Energy").  Bois d'Arc Energy was acquired by Stone Energy Corporation ("Stone") in exchange for a combination of cash and shares of Stone common stock on August 28, 2008.  Accordingly, the offshore operations are presented as discontinued operations in our financial statements for all periods presented.  Unless indicated otherwise, the amounts in the accompanying tables and discussion relate to our continuing operations.

Results of Operations

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	12,793	13,130
Oil (Mbbls)	216	243
Natural Gas equivalent (Mmcfe)	14,088	14,586

Revenues:
Natural gas sales	$54,878	$108,193
Hedging gains (losses)	5,912	(244)
Total natural gas sales including hedging	60,790	107,949

Oil sales	7,561	19,772
Total oil and gas sales	$68,351	$127,721

Expenses:
Oil and gas operating expenses(1)	$16,959	$21,202
Exploration expense	$13	$2,238
Depreciation, depletion and amortization	$47,272	$41,505

Average Sales Price:
Oil (per Bbl)	$35.03	$81.49
Natural gas (per Mcf)	$4.29	$8.24
Natural gas including hedging (per Mcf)	$4.75	$8.22
Average equivalent (Mcfe)	$4.43	$8.77
Average equivalent including hedging (Mcfe)	$4.85	$8.76

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.20	$1.45
Depreciation, depletion and amortization(2)	$3.34	$2.84

(1)     Includes lease operating costs and production and ad valorem taxes.
(2)     Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales decreased $59.3 million (46%) to $68.4 million for the three months ended March 31, 2009 from $127.7 million for the first quarter of 2008.  This decrease is primarily related to lower natural gas and crude oil prices.  Our average realized natural gas price decreased by 48% and our average realized crude oil price decreased by 57% in the first quarter of 2009 as compared to the first quarter of 2008.  Our natural gas sales for the three months ended March 31, 2009 benefited from a gain of $5.9 million from our hedging activities.  The three months ended March 31, 2008 included a realized hedging loss of $0.2 million.  Our production in the first quarter of 2009 decreased by 3% to 14.1 Bcfe, as compared to 14.6 Bcfe in the first quarter of 2008.  The decrease was mainly attributable to the divestitures of certain oil and gas properties we completed during 2008.

Costs and Expenses –

Our oil and gas operating expenses, including production taxes, decreased $4.2 million (20%) to $17.0 million in the first quarter of 2009 from $21.2 million in the first quarter of 2008.  Oil and gas operating expenses per equivalent Mcf produced decreased $0.25 (17%) to $1.20 in the first quarter of 2009 from $1.45 in the first quarter of 2008.  The decrease in operating expenses reflects lower production taxes resulting from lower oil and natural gas prices.

The decrease in exploration expense in the first quarter of 2009 is the result of no exploratory dry holes in the first quarter as compared to one dry hole drilled in the first quarter of 2008.

Depreciation, depletion and amortization ("DD&A") increased $5.8 million (14%) to $47.3 million in the first quarter of 2009 from DD&A of $41.5 million in the first quarter of 2008.  Our DD&A per equivalent Mcf produced increased $0.50 (18%) to $3.34 for the three months ended March 31, 2009 from $2.84 for the three months ended March 31, 2008.  These increases primarily reflect our higher drilling costs and downward revisions to the estimate of proved oil and gas reserves at the end of 2008 attributable to lower oil and natural gas prices.

General and administrative expense, which is reported net of overhead reimbursements, increased by $3.6 million to $9.8 million for the first quarter of 2009 as compared to general and administrative expense of $6.2 million for the first quarter of 2008.  Included in general and administrative expense is stock-based compensation of $3.7 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.  General and administrative costs increased due to increasing our professional staff which occurred throughout 2008 and the higher costs of stock-based compensation.

Interest expense decreased $7.8 million (78%) to $2.2 million for the first quarter of 2009 from interest expense of $10.0 million in the first quarter of 2008.  The decrease was primarily due to lower borrowings under our bank credit facility, lower interest rates and capitalizing interest.  Our average borrowings outstanding decreased to $64.9 million during the first quarter of 2009 as compared to $508.1 million in the first quarter of 2008, and the average interest rate we were charged on borrowings outstanding under our credit facility decreased to 1.5% in the first quarter of 2009 as compared to 5.2% in the first quarter of 2008.  We capitalized interest of $1.6 million on our unevaluated properties during the three months ended March 31, 2009.  No interest was capitalized during the three months ended March 31, 2008.

Income tax expense related to continuing operations decreased by $19.3 million to a benefit of $2.1 million for the three months ended March 31, 2009 as compared to a provision of $17.2 million for the three months ended March 31, 2008.  The operating loss incurred during the three months ended March 31, 2009 resulted in an income tax benefit.

We reported a net loss from continuing operations of $5.7 million for the three months ended March 31, 2009, as compared to net income of $29.4 million for the three months ended March 31, 2008.  The loss was primarily related to lower natural gas and oil prices.  The loss per share from continuing operations for the first quarter of 2009 was $0.12 on weighted average shares outstanding of 44.9 million as compared to income per share of $0.64 for the first quarter of 2008 on weighted average diluted shares outstanding of 44.6 million.  Income from discontinued operations was $11.7 million in the three months ended March 31, 2008.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the three months ended March 31, 2009, our primary sources of funds were net cash flow from operations of $40.5 million and borrowings under our bank credit facility of $55.0 million.  Our net cash flow from continuing operating activities decreased $13.9 million (26%) to $40.5 million in the first three months of 2009 from $54.4 million for the three months ended March 31, 2008.  This decrease is primarily due to the lower revenues we had in the first three months of 2009 primarily driven by lower natural gas and oil prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first three months of 2009, we incurred capital expenditures of $97.3 million primarily for our development and exploration activities.  We funded our capital program with cash flow provided by operating activities and borrowings under the bank credit facility.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(In thousands)

Leasehold costs	$3,672	$4,034
Development drilling	50,609	52,165
Exploratory drilling	38,279	2,479
Other development	4,696	3,363
	97,256	62,041
Other	25	419
	$97,281	$62,460

We expect to spend approximately $360.0 million for development and exploration projects during 2009.  We expect to fund our development and exploration activities with operating cash flow and with borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of March 31, 2009 we have contracted for the services of drilling rigs through October 2012 at an aggregate cost of $125.2 million and we have minimum commitments of $25.1 million to transport natural gas through May 2019.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2014.  We record a separate liability for the fair value of these asset retirement obligations which totaled $5.7 million as of March 31, 2009.

We have a $850.0 million bank credit facility with a group of banks, including the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of March 31, 2009 the borrowing base was $590.0 million, $500.0 million of which was available.  Effective May 1, 2009 the borrowing base was redetermined by our bank group at $550.0 million.  Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries' oil and gas properties and is guaranteed by all of our subsidiaries.  Effective May 1, 2009 borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 2.0% to 2.75% or the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5%, or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of March 31, 2009.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

Critical Accounting Policies

In March 2008, the Financial Accounting Standard Board (the "FASB") issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133" ("SFAS 161").  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  Adoption of the provisions of SFAS 161 effective January 1, 2009 did not have a significant impact on our financial statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the three months ended March 31, 2009, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.2 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $11.0 million.

We hedge a portion of our price risks associated with our natural gas sales.  As of March 31, 2009, our outstanding natural gas price swap agreements had a fair value of $18.4 million.  A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2009 would be $1.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At March 31, 2009 we had total long-term debt of $265.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $90.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at March 31, 2009, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2009 by approximately $0.2 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1*
Second Amendment to Second Amended and Restated Credit Agreement dated as of May 1, 2009 among Comstock Resources, Inc., the Lenders from time to time thereto and Bank of Montreal, as Administrative Agent for the Lenders.

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

COMSTOCK RESOURCES, INC.

Date: May 6, 2009	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 6, 2009	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)