Form 10-Q
period 2009-06-30
COMSTOCK RESOURCES INC
filed 2009-08-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Yes ☐	No ☑

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

The number of shares outstanding of the registrant's common stock, par value $.50, as of August 4, 2009 was 46,620,445.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2009

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2009 and December 31, 2008	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2009 and 2008	5
Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss) - Six Months ended June 30, 2009	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2009 and 2008	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	18

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits	25

Fourth Amendment to the Lease Agreement dated May 8, 2009 between the Company and Stonebriar I Office Partners, Ltd.
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
	(In thousands)

Cash and Cash Equivalents	$3,970	$6,281
Accounts Receivable:
Oil and gas sales	23,615	34,401
Joint interest operations	4,852	7,876
Marketable Securities	36,099	48,868
Derivative Financial Instruments	11,922	13,974
Deferred Income Tax Asset	10,196	4,995
Other Current Assets	14,287	13,633
Total current assets	104,941	130,028
Property and Equipment:
Unevaluated oil and gas properties	117,719	116,489
Oil and gas properties, successful efforts method	2,134,042	1,960,544
Other property and equipment	6,153	6,162
Accumulated depreciation, depletion and amortization	(736,336)	(638,480)
Net property and equipment	1,521,578	1,444,715
Other Assets	2,748	3,147
	$1,629,267	$1,577,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$65,479	$99,460
Accrued Expenses	14,801	14,995
Total current liabilities	80,280	114,455
Long-term Debt	315,000	210,000
Deferred Income Taxes Payable	182,975	185,870
Reserve for Future Abandonment Costs	5,830	5,480
Total liabilities	584,085	515,805
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 46,620,445 and 46,442,595 shares outstanding at June 30, 2009 and December 31, 2008, respectively	23,310	23,221
Additional paid-in capital	425,648	415,875
Retained earnings	596,774	613,906
Accumulated other comprehensive income (loss)	(550)	9,083
Total stockholders' equity	1,045,182	1,062,085
	$1,629,267	$1,577,890

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$64,875	$172,022	$133,226	$299,743
Gain on sale of assets	—	21,444	—	21,204

Operating expenses:
Oil and gas operating	17,485	23,362	34,444	44,564
Exploration	131	—	144	2,238
Depreciation, depletion and amortization	50,796	44,422	98,068	85,927
General and administrative, net	9,051	6,922	18,870	13,086
Total operating expenses	77,463	74,706	151,526	145,815

Operating income (loss) from continuing operations	(12,588)	118,760	(18,300)	175,132
Other income (expenses):
Interest income	10	205	32	366
Other income	29	36	92	58
Interest expense	(2,901)	(8,546)	(5,063)	(18,497)
Total other income (expenses)	(2,862)	(8,305)	(4,939)	(18,073)

Income (loss) from continuing operations before income taxes	(15,450)	110,455	(23,239)	157,059
Benefit from (provision for) income taxes	3,975	(40,027)	6,107	(57,229)
Income (loss) from continuing operations	(11,475)	70,428	(17,132)	99,830
Income from discontinued operations after income taxes and minority interest	—	12,199	—	23,892
Net income (loss)	$(11,475)	$82,627	$(17,132)	$123,722

Basic net income (loss) per share:
Continuing operations	$(0.26)	$1.55	$(0.38)	$2.19
Discontinued operations	—	0.27	—	0.52
	$(0.26)	$1.82	$(0.38)	$2.71

Diluted net income (loss) per share:
Continuing operations	$(0.26)	$1.53	$(0.38)	$2.17
Discontinued operations	—	0.27	—	0.52
	$(0.26)	$1.80	$(0.38)	$2.69

Weighted average shares outstanding:
Basic	45,000	44,287	44,971	44,296
Diluted	45,000	44,661	44,971	44,677

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)

Balance at January 1, 2009	$46,442	$23,221	$415,875	$613,906	$9,083	$1,062,085
Exercise of stock options and warrants	83	41	1,410	—	—	1,451
Stock-based compensation	95	48	7,439	—	—	7,487
Tax benefit from stock-based compensation	—	—	924	—	—	924
Net loss	—	—	—	(17,132)	—	(17,132)
Unrealized hedging loss, net of income taxes	—	—	—	—	(1,334)	(1,334)
Unrealized loss on marketable securities, net of income taxes	—	—	—	—	(8,299)	(8,299)
Total comprehensive loss						(26,765)

Balance at June 30, 2009	$46,620	$23,310	$425,648	$596,774	$(550)	$1,045,182

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS:
Cash Flows From Operating Activities:
Net income (loss)	$(17,132)	$123,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(23,892)
Deferred income taxes	(1,984)	52,504
Dry hole costs and lease impairments	—	2,238
Depreciation, depletion and amortization	98,068	85,927
Gain on sales of assets	—	(21,204)
Debt issuance cost amortization	405	405
Stock-based compensation	7,487	5,716
Excess tax benefit from stock-based compensation	(924)	(8,632)
Loss from derivatives	—	359
(Increase) decrease in accounts receivable	13,810	(25,316)
(Increase) decrease in other current assets	(654)	(1,175)
Increase (decrease) in accounts payable and accrued expenses	(29,631)	10,078
Net cash provided by operating activities from continuing operations	69,445	200,730

Cash Flows From Investing Activities:
Capital expenditures	(179,125)	(143,281)
Proceeds from asset sales	—	113,801
Net cash used for investing activities from continuing operations	(179,125)	(29,480)

Cash Flows From Financing Activities:
Borrowings	105,000	10,000
Principal payments on debt	—	(195,000)
Proceeds from issuance of common stock	1,451	8,278
Excess tax benefit from stock-based compensation	924	8,632
Debt issuance costs	(6)	(16)
Net cash provided by (used for) financing activities from continuing operations	107,369	(168,106)

Net cash from (used for) continuing operations	(2,311)	3,144

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	180,143
Net cash used for investing activities	—	(117,013)
Net cash used for financing activities	—	(63,130)
Net cash provided by discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	(2,311)	3,144
Cash and cash equivalents, beginning of period	6,281	5,565
Cash and cash equivalents, end of period	$3,970	$8,709

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of June 30, 2009 and the related results of operations for the three months and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.

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

The results of operations for the three months and six months ended June 30, 2009 are not necessarily an indication of the results expected for the full year.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income from discontinued operations for the three months and six months ended June 30, 2008 is comprised of the following:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In thousands)
Oil and gas sales	$147,990	$261,256
Total operating expenses	(87,039)	(141,126)
Operating income from discontinued operations	60,951	120,130
Other income (expense)	(745)	(1,890)
Provision for income taxes	(27,715)	(54,586)
Minority interest in earnings	(20,292)	(39,762)
Income from discontinued operations	$12,199	$23,892

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Marketable Securities

The Company received shares of Stone common stock as a portion of the proceeds from the sale of its interest in Bois d'Arc Energy.  The Company does not exert influence over the operating and financial policies of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets.  Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income (loss) as a separate component of stockholders' equity.  The fair value of the Stone common stock includes a discount to the public market price to reflect certain trading restrictions.  The Company utilizes the specific identification method to determine the cost of any securities sold.

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.  As of June 30, 2009, the estimated fair value of the Stone shares, based on the market price for the shares, was $36.1 million after recognizing an unrealized loss before income taxes of $12.8 million.  As of June 30, 2009, the decline in the fair value of the Stone common stock since December 31, 2008 was not determined to be other than temporary.  The Company considered the subsequent increase in the market price of the Stone shares, recent trends in oil and natural gas prices and the financial condition of Stone in reaching this determination.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the six months ended June 30, 2009 and 2008:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Beginning asset retirement obligations	$5,480	$7,512
Accretion expense	153	227
New wells placed on production and changes in estimates	222	313
Liabilities settled and properties sold	(25)	(497)
Future abandonment liability — end of period	$5,830	$7,555

Derivative Financial Instruments

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates.  Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts.  Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged.  Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference.  Comstock generally receives a settlement from the counter party for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volume hedged.  For collars, generally Comstock receives a settlement from the counter party when the settlement price is below the floor and pays a settlement to the counter party when the settlement price exceeds the cap.  No settlement occurs when the settlement price falls between the floor and cap.

In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized in oil and gas sales as an unrealized gain or loss.  No amounts relating to the hedge ineffectiveness were recognized in oil and gas sales during three months and six months ended June 30, 2009.  For the three months and six months ended June 30, 2008, an unrealized loss of $0.4 million was included in oil and gas sales due to ineffectiveness of the hedge.  The Company realized gains of $7.1 million and $13.0 million during the three and six months ended June 30, 2009, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  The Company realized losses of $4.4 million and $4.6 million during the three and six months ended June 30, 2008, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  Unrealized losses, net of income taxes, related to the change in the market value of derivative financial instruments recognized in other comprehensive income (loss) were $1.3 million and $25.8 million for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a net asset of $11.9 million, which is classified as a current asset.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

On May 19, 2009, the stockholders of the Company approved the 2009 Long-term Incentive Plan to replace the 1999 Long-term Incentive Plan which terminated on March 31, 2009.  The 2009 Long-term Incentive Plan provides for the award of stock options, restricted shares of common stock and performance units to key employees and non-employee directors.  The new incentive plan has a term of ten years and authorizes the award of up to 4 million shares of common stock.

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended June 30, 2009 and 2008, the Company recognized $3.8 million and $3.1 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  Stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $7.5 million and $5.7 million, respectively.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the six months ended June 30, 2009 and 2008 was $0.9 million and $8.6 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  There were no stock options issued during the six months ended June 30, 2009.  Total unrecognized compensation cost related to nonvested stock options of $0.8 million as of June 30, 2009 is expected to be recognized over a period of 1.3 years.  There were 454,620 stock options outstanding at June 30, 2009, of which 386,995 were exercisable.

As of June 30, 2009, Comstock had 1,595,125 shares of restricted stock outstanding at a weighted average grant date fair value of $36.55 per share.  During the six months ended June 30, 2009, the Company awarded a total of 96,000 shares of restricted stock to its independent directors which will vest over a three year period.  The grant date fair value was $38.42 per share for the 2009 awards.  Total unrecognized compensation cost related to the unvested restricted stock grants was $34.8 million as of June 30, 2009 is expected to be recognized over a period of 2.8 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Tax at statutory rate	35.0%		35.0%	35.0%		35.0%
Tax effect of:
Nondeductible stock-based compensation	(8.6%	)	0.4%	(8.1%	)	0.9%
State income taxes, net of federal benefit	0.6%		0.7%	0.4%		0.8%
Other	(1.3%	)	0.1%	(1.0%	)	(0.3%	)
Effective tax rate	25.7%		36.2%	26.3%		36.4%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Current provision (benefit)	$(2,712)	$2,754	$(4,123)	$4,725
Deferred provision (benefit)	(1,263)	37,273	(1,984)	52,504
Provision for (benefit from) income taxes	$(3,975)	$40,027	$(6,107)	$57,229

Fair Value Measurements

As of June 30, 2009, the Company held certain items that are required to be measured at fair value.  These included cash equivalents held in money market funds, marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of natural gas price swap agreements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The fair value of the Stone common stock recorded by the Company includes a discount from the quoted public market price to reflect the impact of trading restrictions.  The Company determines the impact of the trading restrictions on the fair value of the Stone common stock utilizing a standard option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets.  Therefore, the Company has categorized the Stone common stock valuation as a Level 2 measurement.  The Company's natural gas price swap agreements are not traded on a public exchange.  The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, the valuation of these swap agreements has been categorized as a Level 3 measurement.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes financial assets and liabilities accounted for at fair value as of June 30, 2009:

	Carrying Value Measured at Fair Value as of June 30, 2009	Level 1	Level 2	Level 3
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$3,970	$3,970	$—	$—
Marketable securities	36,099	—	36,099	—
Derivative financial instruments – natural gas price swaps	11,922	—	—	11,922
Total assets	$51,991	$3,970	$36,099	$11,922

The following tables summarize the changes in the fair values of the natural gas swap derivative financial instruments, which are Level 3 measurements, for the three months and six months ended June 30, 2008 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Balance, beginning of period	$18,369	$17,658	$13,974	$—
Settlements	(7,114)	4,025	(13,026)	4,269
Hedge Ineffectiveness	—	359	—	359
Total realized or unrealized gains (losses):
Realized and unrealized gains (losses) included in earnings	7,114	(4,384)	13,026	(4,628)
Unrealized gains (losses) included in other comprehensive income	(6,447)	22,422	(2,052)	40,080
Balance, end of period	$11,922	$40,080	$11,922	$40,080

Earnings Per Share

At June 30, 2009 and December 31, 2008, 1,595,125 and 1,691,750 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive.  On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"), which requires that unvested share-based payment awards containing nonforfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method.  All prior period earnings per share data presented have been adjusted retrospectively for the effects of FSP EITF 03-6-1.  The effect of adopting this new accounting standard was to decrease basic income from continuing operations per share from the amount previously reported by $0.04 and $0.06 for the three months and six months ended June 30, 2008, respectively.  Diluted income from continuing operations per share was decreased from the amount previously reported by $0.02 and $0.04 for the three months and six months ended June 30, 2008, respectively.  Basic income from discontinued operations per share decreased from the amount previously reported by $0.01 and $0.02 for the three months and six months ended June 30, 2008, respectively.  Diluted income from discontinued operations per share was increased from the amount previously reported by $0.01 per share for the three months and six months ended June 30, 2008.  Total basic earnings per share was decreased from the amount previously reported by $0.05 and $0.08 for the three months and six months ended June 30, 2008, respectively.  Total diluted earnings per share were decreased from the amount previously reported by $0.01 and $0.03 for the three months and six months ended June 30, 2008, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008, respectively, were determined as follows:

	Three Months Ended June 30,
	2009			2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)

Income (Loss) From Continuing Operations	$(11,475)			$70,428
Income (Loss) Allocable to Unvested Stock Grants	—			(1,975)
Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$(11,475)	45,000	$(0.26)	$68,453	44,287	$1.55
Effect of Dilutive Securities:
Stock Options	—	—		—	374
Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$(11,475)	45,000	$(0.26)	$68,453	44,661	$1.53

Income from Discontinued Operations				$12,199
Income Allocable to Unvested Stock Grants				(342)
Basic Income from Discontinued Operations Attributable to Common Stock				$11,857	44,287	$0.27
Effect of Dilutive Securities:
Stock Options				—	374
Diluted Income from Discontinued Operations Attributable to Common Stock				$11,857	44,661	$0.27

	Six Months Ended June 30,
	2009			2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)

Income (Loss) From Continuing Operations	$(17,132)			$99,830
Income (Loss) Allocable to Unvested Stock Grants	—			(2,803)
Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$(17,132)	44,971	$(0.38)	$97,027	44,296	$2.19
Effect of Dilutive Securities:
Stock Options	—	—		—	381
Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$(17,132)	44,971	$(0.38)	$97,027	44,677	$2.17

Income from Discontinued Operations				$23,892
Income Allocable to Unvested Stock Grants				(671)
Basic Income from Discontinued Operations Attributable to Common Stock				$23,221	44,296	$0.52
Effect of Dilutive Securities:
Stock Options				—	381
Diluted Income from Discontinued Operations Attributable to Common Stock				$23,221	44,677	$0.52

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Weighted average shares of restricted stock included in common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Unvested restricted stock	1,545	1,278	1,524	1,280

The shares of unvested restricted stock were excluded as anti-dilutive to earnings per share in 2009 due to the net loss.

Stock options to purchase common stock that were excluded from the determination of diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands except per share data)

Weighted average anti-dilutive stock options	481	22	508	21
Weighted average exercise price	$24.61	$54.36	$25.65	$43.97

Such options were excluded as anti-dilutive to earnings per share due to the net loss in 2009.  In 2008, the excluded options that were anti-dilutive were at exercise prices in excess of the average actual stock price for the period.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008 the Company's cash investments consisted of prime shares in an institutional preferred money market fund.

The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash Payments:
Interest payments	$7,681	$18,274
Income tax payments	$148	$2,644

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage.  For the three months and six months ended June 30, 2009, the Company capitalized $1.4 million and $3.0 million, respectively, of interest which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.  The Company did not capitalize interest during the three months and six months ended June 30, 2008.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Income (loss) from continuing operations	$(11,475)	$70,428	$(17,132)	$99,830
Other comprehensive income (loss):
Unrealized hedging losses, net of income tax expense of $2,257, $7,722, $718 and $13,902	(4,191)	(14,341)	(1,334)	(25,819)
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of ($7,262), —, $4,469 and —	13,486	—	(8,299)	—
Total from continuing operations	(2,180)	56,087	(26,765)	74,011
Income from discontinued operations after income taxes and minority interest	—	12,199	—	23,892
Total comprehensive income (loss)	$(2,180)	$68,286	$(26,765)	$97,903

Accumulated other comprehensive income (loss), for the three and six months ended June 30, 2009 is comprised of the following:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Natural Gas Price Swap Agreements	Marketable Securities	Accumulated Other Comprehensive Income (Loss)	Natural Gas Price Swap Agreement	Marketable Securities	Accumulated Other Comprehensive Income (Loss)

	(In thousands)

Balance – Beginning of Period	$11,940	$(21,785)	$(9,845)	$9,083	$—	$9,083
Changes in value	2,923	13,486	16,409	11,692	(8,299)	3,393
Reclassification to earnings	(7,114)	—	(7,114)	(13,026)	—	(13,026)
Balance – End of Period	$7,749	$(8,299)	$(550)	$7,749	$(8,299)	$(550)

(2)  LONG-TERM DEBT –

At June 30, 2009, long-term debt was comprised of:

(In thousands)
Revolving Bank Credit Facility	$140,000
6⅞% Senior Notes due 2012	175,000
$315,000

Comstock has a $850.0 million bank credit facility with a group of banks, including Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock's and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of June 30, 2009, the borrowing base was $550.0 million, $410.0 million of which was available.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of June 30, 2009.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's subsidiaries.  As of June 30, 2009, Comstock has no assets or operations which are independent of its subsidiaries.  There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years.  As of June 30, 2009, the Company had commitments for contracted drilling services of $113.5 million.  The Company also has entered into natural gas transportation agreements through July 2019.  Maximum commitments under these transportation agreements as of June 30, 2009 totaled $38.8 million.

(4)  SUBSEQUENT EVENTS –

Subsequent events were evaluated through August 4, 2009, the date the consolidated financial statements were issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Comstock Resources, Inc.

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of June 30, 2009, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008, the consolidated statement of stockholders' equity and comprehensive income (loss) for the six months ended June 30, 2009, and the consolidated statements of cash flows for the six-months ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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
August 4, 2009

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per unit amounts)
Net Production Data:
Natural Gas (Mmcf)	14,108	13,682	26,901	26,812
Oil (Mbbls)	205	268	421	511
Natural Gas equivalent (Mmcfe)	15,337	15,292	29,425	29,878

Revenues:
Natural Gas sales	$47,679	$148,180	$102,557	$256,373
Hedging gains (losses)	7,114	(4,384)	13,026	(4,628)
Total natural gas sales including hedging	54,793	143,796	115,583	251,745
Oil sales	10,082	28,226	17,643	47,998
Total oil and gas sales	$64,875	$172,022	$133,226	$299,743

Expenses:
Oil and gas operating expenses(1)	$17,485	$23,362	$34,444	$44,564
Exploration expense	$131	$—	$144	$2,238
Depreciation, depletion and amortization	$50,796	$44,422	$98,068	$85,927

Average Sales Price:
Natural gas (per Mcf)	$3.38	$10.83	$3.81	$9.56
Natural gas including hedging (per Mcf)	$3.88	$10.51	$4.30	$9.39
Oil (per Bbl)	$49.24	$105.16	$41.95	$93.92
Average equivalent (Mcfe)	$3.77	$11.54	$4.08	$10.19
Average equivalent including hedging (Mcfe)	$4.23	$11.25	$4.53	$10.03

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.14	$1.53	$1.17	$1.49
Depreciation, depletion and amortization(2)	$3.30	$2.89	$3.32	$2.87

(1)   Includes lease operating costs and production and ad valorem taxes.
(2)   Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales decreased $107.1 million (62%) to $64.9 million for the three months ended June 30, 2009 from $172.0 million for the second quarter of 2008.  This decrease is primarily related to a substantial decline in natural gas and crude oil prices.  Our average realized natural gas price decreased by 69% and our average realized crude oil price decreased by 53% in the second quarter of 2009 as compared to the second quarter of 2008.  Our natural gas sales for the three months ended June 30, 2009 benefited from a gain of $7.1 million from our hedging activities, while the three months ended June 30, 2008 included a realized hedging loss of $4.4 million.  Our production in the second quarter of 2009 of 15.3 Bcfe was comparable to production for the second quarter of 2008.  New production from our drilling activity offset the 0.8 Bcfe of production related to certain oil and gas properties we sold in 2008.

Our oil and gas sales decreased $166.5 million (56%) to $133.2 million for the six months ended June 30, 2009 from $299.7 million for the first six months of 2008.  This decrease is also attributable to the substantial decline in natural gas and crude oil prices.  Our average realized natural gas price decreased by 60% and our average realized crude oil price decreased by 55% in the first half of 2009 as compared to the first half of 2008.  Our natural gas sales for the six months ended June 30, 2009 benefited from a gain of $13.0 million from our hedging activities.  The six months ended June 30, 2008 included a realized hedging loss of $4.6 million.  Our production in the first six months of 2009 decreased by 2% to 29.4 Bcfe, as compared to 29.9 Bcfe in the first six months of 2008.  The decrease was attributable to 1.7 Bcfe of production related to certain oil and gas properties we sold in 2008.  Excluding the divestitures, production increased 4% in 2009 as compared to 2008.

Costs and Expenses –

Our oil and gas operating expenses, including production taxes, decreased $5.9 million (25%) to $17.5 million in the second quarter of 2009 from $23.4 million in the second quarter of 2008.  Oil and gas operating expenses per equivalent Mcf produced decreased $0.39 (25%) to $1.14 in the second quarter of 2009 from $1.53 in the second quarter of 2008.  Oil and gas operating expenses also decreased $10.1 million (23%) to $34.4 million in the first six months of 2009 from $44.6 million in the first six months of 2008.  Oil and gas operating expenses per Mcfe produced decreased $0.32 (21%) to $1.17 for the six months ended June 30, 2009 from $1.49 for the same period in 2008.  The decrease in operating expenses is primarily due to lower production taxes resulting from lower natural gas and oil prices.

Exploration expense of $0.1 million for the six months ended June 30, 2009 relates to geological and geophysical costs incurred.  Exploration expense in the first six months of 2008 of $2.2 million related primarily to an exploratory dry hole drilled in South Texas.

Depreciation, depletion and amortization ("DD&A") increased $6.4 million (14%) to $50.8 million in the second quarter of 2009 from $44.4 million in the second quarter of 2008.  Our DD&A per equivalent Mcf produced increased $0.41 (14%) to $3.30 for the three months ended June 30, 2009 from $2.89 for the three months ended June 30, 2008.  DD&A for the first six months of 2009 increased $12.2 million (14%) to $98.1 million from $85.9 million for the six months ended June 30, 2008.  Our DD&A rate per Mcfe for the first six months of 2009 of $3.32 increased $0.45 (16%) above the DD&A rate of $2.87 for the first six months of 2008.  The higher DD&A rates per Mcfe primarily reflect higher drilling costs and downward revisions to our proved oil and gas reserves at the end of 2008 attributable to lower natural gas and oil prices.

General and administrative expense, which is reported net of overhead reimbursements, increased by $2.2 million to $9.1 million for the second quarter of 2009 as compared to general and administrative expense of $6.9 million for the second quarter of 2008.  Included in general and administrative expense is stock-based compensation of $3.8 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively.  For the first six months of 2009, general and administrative expense increased to $18.9 million from $13.1 million for the six months ended June 30, 2008.  Included in general and administrative expense is stock-based compensation of $7.5 million and $5.7 million for the six months ended June 30, 2009 and 2008, respectively.  The increases in general and administrative costs in 2009 due to additional professional staff that we added throughout 2008 and the higher costs of our stock-based compensation.

Interest expense decreased $5.6 million (66%) to $2.9 million for the second quarter of 2009 from interest expense of $8.5 million in the second quarter of 2008.  The decrease was primarily due to lower borrowings under our bank credit facility, lower interest rates and interest that was capitalized on our unevaluated properties.  Our average borrowings outstanding decreased to $123.4 million during the second quarter of 2009 as compared to $494.3 million in the second quarter of 2008.  The average interest rate we were charged on borrowings outstanding under our credit facility decreased to 2.1% in the second quarter of 2009 as compared to 4.2% in the second quarter of 2008.  We capitalized interest of $1.4 million on our unevaluated properties during the three months ended June 30, 2009.  No interest was capitalized during the three months ended June 30, 2008.  Interest expense for the six months ended June 30, 2009 decreased $13.4 million (73%) to $5.1 million from interest expense of $18.5 million in the first six months of 2008.  The decrease was also due to lower borrowings under our bank credit facility, lower interest rates and capitalized interest.  Our average borrowings outstanding decreased to $94.3 million during the first six months of 2009 as compared to $504.0 million in the first six months of 2008, and the average interest rate we were charged on borrowings outstanding under our credit facility decreased to 1.9% in the first six months of 2009 as compared to 4.7% in the first six months of 2008.  We capitalized interest of $3.0 million on our unevaluated properties during the six months ended June 30, 2009.  No interest was capitalized during the six months ended June 30, 2008.

Income tax expense related to continuing operations decreased by $44.0 million to a benefit of $4.0 million for the three months ended June 30, 2009 as compared to a provision of $40.0 million for the three months ended June 30, 2008.  The operating loss incurred during the three months ended June 30, 2009 resulted in an income tax benefit.  Income tax expense related to continuing operations decreased by $63.3 million to a benefit of $6.1 million for the six months ended June 30, 2009 as compared to a provision of $57.2 million for the six months ended June 30, 2008.  The operating loss incurred during the six months ended June 30, 2009 resulted in an income tax benefit.  The effective income tax rate was 26% in 2009 as compared to 36% in 2008 due to the effect of nondeductible compensation.

We reported a net loss of $11.5 million for the three months ended June 30, 2009, as compared to net income from continuing operations of $70.4 million for the three months ended June 30, 2008.  The loss was primarily related to lower natural gas and oil prices.  The loss per share for the second quarter of 2009 was $0.26 as compared to income per share from continuing operations of $1.53 for the second quarter of 2008.  Income from discontinued operations was $12.2 million ($0.27 per share) in the three months ended June 30, 2008.

We reported a net loss of $17.1 million for the six months ended June 30, 2009, as compared to net income from continuing operations of $99.8 million for the six months ended June 30, 2008.  The loss was also primarily related to lower natural gas and oil prices.  The loss per share for the first six months of 2009 was $0.38 as compared to income per share from continuing operations of $2.17 for the first six months of 2008.  Income from discontinued operations was $23.9 million ($0.52 per share) for the six months ended June 30, 2008.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the six months ended June 30, 2009, our primary sources of funds were net cash flow from operations of $69.4 million and borrowings under our bank credit facility of $105.0 million.  Our net cash flow from operating activities decreased $131.3 million (65%) in the first six months of 2009 from $200.7 million for the six months ended June 30, 2008.  This decrease is primarily due to the lower revenues we had in the first six months of 2009 resulting from the substantial decline in natural gas and oil prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first six months of 2009, we incurred capital expenditures of $174.6 million primarily for our development and exploration activities.  We funded our capital program with cash flow provided by operating activities and borrowings under the bank credit facility.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
	(In thousands)

Leasehold costs	$7,602	$21,474
Development drilling	91,749	110,369
Exploratory drilling	68,394	2,708
Other development	6,786	11,302
	174,531	145,853
Other	50	491
	$174,581	$146,344

We expect to spend approximately $360.0 million for development and exploration projects during 2009 and to fund our development and exploration activities with operating cash flow and with borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of June 30, 2009 we have contracted for the services of drilling rigs through October 2012 at an aggregate cost of $113.5 million and we have maximum commitments of $38.8 million to transport natural gas through July 2019.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2014.  We record a separate liability for the fair value of these asset retirement obligations which totaled $5.8 million as of June 30, 2009.

We have a $850.0 million bank credit facility with a group of banks, including the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of June 30, 2009 the borrowing base was $550.0 million, $410.0 million of which was available.  Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries' oil and gas properties and is guaranteed by all of our subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 2.0% to 2.75% or the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5%, or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of June 30, 2009.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the six months ended June 30, 2009, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $23.0 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million.

We hedge a portion of our price risks associated with our natural gas sales.  As of June 30, 2009, our outstanding natural gas price swap agreements had a fair value of $11.9 million.  A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2009 would be $0.8 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At June 30, 2009 we had total long-term debt of $315.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $140.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at June 30, 2009, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2009 by approximately $0.7 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual meeting of stockholders was held in Frisco, Texas at 10:00 a.m., local time, on May 19, 2009.

(b)
Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class C directors and such nominees were elected.

(c)
Out of a total 46,457,595 shares of our common stock outstanding and entitled to vote, 44,713,856 shares were present at the meeting in person or by proxy, representing approximately 96% of the outstanding shares.  Matters voted upon at the meeting were as follows:

(i)	Two Class C directors were reelected to our board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
Roland O. Burns	41,949,863	2,763,993
David K. Lockett	42,129,817	2,584,039

Our other directors whose term of office as a director continued after the meeting are as follows:

Class A Directors	Class B Directors
Cecil E. Martin	M. Jay Allison
Nancy E. Underwood	David W. Sledge

(ii)	The proposal to adopt the 2009 Long-term Incentive Plan was approved by a vote of 26,002,264 shares for, 16,356,103 shares against and 22,370 shares abstaining.

(iii)
The proposal to amend our Restated Articles of Incorporation to increase the amount of the authorized capital stock from 55,000,000 shares to 80,000,000 shares, including an increase to the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares, was approved by a vote of 42,104,662 shares for, 2,584,135 shares against and 25,054 shares abstaining.

(iv)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 was ratified by a vote of 44,626,689 shares for, 55,117 shares against and 32,049 shares abstaining.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.2*	Fourth Amendment to the Lease Agreement dated May 8, 2009 between the Company and Stonebriar I Office Partners, Ltd.
15.1*	Awareness Letter of Ernst & Young LLP.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith. † Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: August 4, 2009	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)