Form 10-Q
period 2009-09-30
COMSTOCK RESOURCES INC
filed 2009-11-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

The number of shares outstanding of the registrant's common stock, par value $.50, as of November 4, 2009 was 46,621,445.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2009

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2009 and December 31, 2008	4
Consolidated Statements of Operations - Three Months and Nine months ended September 30, 2009 and 2008	5
Consolidated Statement of Stockholders' Equity and Comprehensive Loss - Nine months ended September 30, 2009	6
Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	25

PART II. Other Information

Item 6. Exhibits	25

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
	(In thousands)

Cash and Cash Equivalents	$3,094	$6,281
Accounts Receivable:
Oil and gas sales	21,890	34,401
Joint interest operations	8,344	7,876
Marketable Securities	86,721	48,868
Derivative Financial Instruments	5,264	13,974
Current Income Taxes Receivable	37,796	1,824
Deferred Income Tax Asset	—	4,995
Other Current Assets	4,295	11,809
Total current assets	167,404	130,028
Property and Equipment:
Unevaluated oil and gas properties	118,638	116,489
Oil and gas properties, successful efforts method	2,212,239	1,960,544
Other property and equipment	6,172	6,162
Accumulated depreciation, depletion and amortization	(790,304)	(638,480)
Net property and equipment	1,546,745	1,444,715
Other Assets	2,545	3,147
	$1,716,694	$1,577,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$73,505	$99,460
Deferred Income Tax Liability	5,192	—
Accrued Expenses	14,339	14,995
Total current liabilities	93,036	114,455
Long-term Debt	340,000	210,000
Deferred Income Taxes Payable	212,327	185,870
Reserve for Future Abandonment Costs	6,030	5,480
Total liabilities	651,393	515,805
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 46,621,445 and 46,442,595 shares outstanding at September 30, 2009 and December 31, 2008, respectively	23,311	23,221
Additional paid-in capital	429,762	415,875
Retained earnings	584,202	613,906
Accumulated other comprehensive income	28,026	9,083
Total stockholders' equity	1,065,301	1,062,085
	$1,716,694	$1,577,890

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$67,436	$163,852	$200,662	$463,595
Gain on sale of assets	—	5,356	—	26,560

Operating expenses:
Oil and gas operating	16,019	21,556	50,463	66,120
Exploration	227	2,794	371	5,032
Depreciation, depletion and amortization	53,933	45,943	152,001	131,870
Impairment of oil and gas properties	115	—	115	—
General and administrative, net	8,689	7,242	27,559	20,328
Total operating expenses	78,983	77,535	230,509	223,350

Operating income (loss) from continuing operations	(11,547)	91,673	(29,847)	266,805
Other income (expenses):
Interest income	3	587	35	953
Other income	23	29	115	87
Interest expense	(3,244)	(4,751)	(8,307)	(23,248)
Total other income (expenses)	(3,218)	(4,135)	(8,157)	(22,208)

Income (loss) from continuing operations before income taxes	(14,765)	87,538	(38,004)	244,597
Benefit from (provision for) income taxes	2,193	(32,774)	8,300	(90,003)
Income (loss) from continuing operations	(12,572)	54,764	(29,704)	154,594
Income from discontinued operations after income taxes and minority interest	—	169,853	—	193,745
Net income (loss)	$(12,572)	$224,617	$(29,704)	$348,339

Basic net income (loss) per share:
Continuing operations	$(0.28)	$1.19	$(0.66)	$3.38
Discontinued operations	—	3.69	—	4.24
	$(0.28)	$4.88	$(0.66)	$7.62

Diluted net income (loss) per share:
Continuing operations	$(0.28)	$1.18	$(0.66)	$3.36
Discontinued operations	—	3.67	—	4.21
	$(0.28)	$4.85	$(0.66)	$7.57

Weighted average shares outstanding:
Basic	45,032	44,748	44,992	44,448
Diluted	45,032	44,971	44,992	44,776

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2009
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)

Balance at January 1, 2009	$46,442	$23,221	$415,875	$613,906	$9,083	$1,062,085
Exercise of stock options and warrants	84	42	1,428	—	—	1,470
Stock-based compensation	95	48	11,485	—	—	11,533
Tax benefit from stock-based compensation	—	—	974	—	—	974
Net loss	—	—	—	(29,704)	—	(29,704)
Unrealized hedging loss, net of income taxes	—	—	—	—	(5,662)	(5,662)
Unrealized gain on marketable securities, net of income taxes	—	—	—	—	24,605	24,605
Total comprehensive loss						(10,761)

Balance at September 30, 2009	$46,621	$23,311	$429,762	$584,202	$28,026	$1,065,301

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS:
Cash Flows From Operating Activities:
Net income (loss)	$(29,704)	$348,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(193,745)
Deferred income taxes	22,318	85,171
Dry hole costs and lease impairments	—	4,113
Depreciation, depletion and amortization	152,001	131,870
Impairment of oil and gas properties	115	—
Gain on sales of assets	—	(26,560)
Debt issuance cost amortization	608	608
Stock-based compensation	11,533	8,968
Excess tax benefit from stock-based compensation	(974)	(8,805)
(Increase) decrease in accounts receivable	12,043	(14,738)
Increase in other current assets	(23,378)	(8,758)
Increase (decrease) in accounts payable and accrued expenses	(26,712)	4,573
Net cash provided by operating activities from continuing operations	117,850	331,036

Cash Flows From Investing Activities:
Capital expenditures	(253,475)	(298,812)
Proceeds from asset sales	—	129,541
Net cash used for investing activities from continuing operations	(253,475)	(169,271)

Cash Flows From Financing Activities:
Borrowings	130,000	50,000
Principal payments on debt	—	(555,000)
Proceeds from issuance of common stock	1,470	8,278
Excess tax benefit from stock-based compensation	974	8,805
Debt issuance costs	(6)	(16)
Net cash provided by (used for) financing activities from continuing operations	132,438	(487,933)

Net cash used for continuing operations	(3,187)	(326,168)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	—	240,332
Proceeds from sale of Bois d'Arc Energy, Inc.	—	438,960
Capital expenditures	—	(159,368)
Net cash provided by investing activities	—	279,592
Net cash used for financing activities	—	(80,964)
Net cash provided by discontinued operations	—	438,960

Net increase (decrease) in cash and cash equivalents	(3,187)	112,792
Cash and cash equivalents, beginning of period	6,281	5,565
Cash and cash equivalents, end of period	$3,094	$118,357

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2009 and the related results of operations for the three months and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.

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

The results of operations for the three months and nine months ended September 30, 2009 are not necessarily an indication of the results expected for the full year.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Income from discontinued operations for the three months and nine months ended September 30, 2008 is comprised of the following:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In thousands)

Oil and gas sales	$99,463	$360,719
Total operating expenses	(57,768)	(198,894)
Operating income from discontinued operations	41,695	161,825
Other income (expense)	(740)	(2,630)
Provision for income taxes	(22,040)	(76,626)
Minority interest in earnings	(7,121)	(46,883)
Income from discontinued operations	11,794	35,686
Gain on sale of discontinued operation, net of income taxes of $85,327	158,059	158,059
Income from discontinued operations	$169,853	$193,745

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Marketable Securities

The Company received shares of Stone common stock as a portion of the proceeds from the sale of its interest in Bois d'Arc Energy.  The Company does not exert influence over the operating and financial policies of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets.  Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders' equity.  Prior to August 28, 2009 the fair value of the Stone common stock included a discount to the public market price to reflect certain trading restrictions.  Subsequent to that date, the fair value of the Stone common stock is based on the public market price.  The Company utilizes the specific identification method to determine the cost of any securities sold.

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.  As of September 30, 2009, the estimated fair value of the Stone shares, based on the market price for the shares, was $86.7 million after recognizing an unrealized gain before income taxes of $37.9 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Asset Retirement Obligations

    Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Beginning asset retirement obligations	$5,480	$7,512
Accretion expense	233	333
New wells placed on production and changes in estimates	342	484
Liabilities settled and properties sold	(25)	(960)
Future abandonment liability — end of period	$6,030	$7,369

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

    In January 2008, Comstock entered into natural gas swaps which fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production from certain properties in South Texas for the period February 2008 through December 2009.  The Company designated these swaps at their inception as cash flow hedges.  Realized gains and losses are included in oil and gas sales in the month of production.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings.  Any change in fair value resulting from ineffectiveness is recognized in oil and gas sales as an unrealized gain or loss.  No amounts relating to the hedge ineffectiveness were recognized in oil and gas sales during the three months and nine months ended September 30, 2009.  A benefit from hedge ineffectiveness of $0.4 million before income taxes was recognized during the three months ended September 30, 2008 which resulted in hedge ineffectiveness being zero for the nine months ended September 30, 2008.  The Company realized gains of $7.3 million and $20.3 million during the three and nine months ended September 30, 2009, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  The Company realized losses of $2.7 million and $7.4 million during the three and nine months ended September 30, 2008, respectively, which are included in oil and gas sales in the accompanying Consolidated Statements of Operations.  The change in the market value of derivative financial instruments recognized in other comprehensive income (loss), net of income taxes, was a loss of $5.7 million for the nine months ended September 30, 2009 and a gain of $1.8 million for the nine months ended September 30, 2008.  As of September 30, 2009, the estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a net asset of $5.3 million, which is classified as a current asset.

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

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended September 30, 2009 and 2008, the Company recognized $4.0 million and $3.3 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  Stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $11.5 million and $9.0 million, respectively.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the nine months ended September 30, 2009 and 2008 was $1.0 million and $8.8 million, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  There were no stock options issued during the nine months ended September 30, 2009.  Total unrecognized compensation cost related to nonvested stock options of $0.6 million as of September 30, 2009 is expected to be recognized over a period of 1.1 years.  There were 453,620 stock options outstanding at September 30, 2009, of which 385,995 were exercisable.

As of September 30, 2009, Comstock had 1,583,125 shares of restricted stock outstanding at a weighted average grant date fair value of $36.61 per share.  During the nine months ended September 30, 2009, the Company awarded a total of 96,000 shares of restricted stock to its independent directors which will vest over a three year period.  The grant date fair value was $38.42 per share for the 2009 awards.  Total unrecognized compensation cost related to the unvested restricted stock grants was $31.0 million as of September 30, 2009 is expected to be recognized over a period of 2.6 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008
Tax at statutory rate	35.0%		35.0%	35.0%		35.0%
Tax effect of:
Nondeductible stock-based compensation	(14.5%	)	1.1%	(10.6%	)	0.9%
State income taxes, net of federal benefit	(3.7%	)	1.2%	(1.2%	)	0.9%
Other	(1.9%	)	0.1%	(1.4%	)	—%
Effective tax rate	14.9%		37.4%	21.8%		36.8%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Current provision (benefit)	$(26,495)	$107	$(30,618)	$4,832
Deferred provision	24,302	32,667	22,318	85,171
Provision for (benefit from) income taxes	$(2,193)	$32,774	$(8,300)	$90,003

Fair Value Measurements

As of September 30, 2009, the Company held certain items that are required to be measured at fair value.  These included cash equivalents held in money market funds, marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of natural gas price swap agreements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

Prior to August 28, 2009, the fair value of the Stone common stock recorded by the Company included a discount from the quoted public market price to reflect the impact of trading restrictions.  The Company determined the impact of the trading restrictions on the fair value of the Stone common stock utilizing a standard option pricing model based on inputs that were either readily available in public markets or which could be derived from information available in publicly quoted markets.  Accordingly, the Company categorized the Stone common stock valuation as a Level 2 measurement for periods prior to August 28, 2009.  For periods subsequent to August 28, 2009, the date at which the trading restrictions lapsed, the Company is measuring the value of the Stone common stock based on unadjusted public market prices, and the valuation of these shares is now categorized as a Level 1 measurement.   The Company's natural gas price swap agreements are not traded on a public exchange.  The value of natural gas price swap agreements is determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, the valuation of these swap agreements has been categorized as a Level 3 measurement.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

    The following table summarizes financial assets and liabilities accounted for at fair value as of September 30, 2009:

	Carrying Value Measured at Fair Value as of September 30, 2009	Level 1	Level 2	Level 3
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$3,094	$3,094	$—	$—
Marketable securities	86,721	86,721	—	—
Derivative financial instruments – natural gas price swaps	5,264	—	—	5,264
Total assets	$95,079	$89,815	$—	$5,264

The following tables summarize the changes in the fair values of the natural gas swap derivative financial instruments, which are Level 3 measurements, for the three months and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Balance, beginning of period	$11,922	$(40,080)	$13,974	$—
Settlements	(7,306)	3,089	(20,332)	7,358
Hedge ineffectiveness	—	(359)	—	—
Total realized or unrealized gains (losses):
Realized and unrealized gains (losses) included in earnings	7,306	(2,730)	20,332	(7,358)
Unrealized gains (losses) included in other comprehensive income	(6,658)	42,836	(8,710)	2,756
Balance, end of period	$5,264	$2,756	$5,264	$2,756

The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009		As of December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Long-term debt, including current portion	$340,000	$340,000	$210,000	$169,750

The fair market value of the fixed rate debt was based on the market prices as of September 30, 2009 and December 31, 2008.  The fair market value of the floating rate debt approximates its carrying value.

Earnings Per Share

At September 30, 2009 and December 31, 2008, 1,583,125 and 1,691,750 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive.  On January 1, 2009, the Company adopted the provisions of a new accounting standard issued by Financial Accounting Standards Board, which requires that unvested share-based payment awards containing nonforfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method.  Earnings per share data for all periods presented have been adjusted retrospectively for the effects of adopting this new standard.  The following table summarizes the effect of adoption for the three months and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	Increase (decrease) from previously reported amounts
Basic net income per share:
Continuing operations	$(0.03)	$(0.10)
Discontinued operations	(0.11)	(0.12)
	$(0.14)	$(0.22)
Diluted net income per share:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	(0.04)	(0.04)
	$(0.06)	$(0.08)

Basic and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008, respectively, were determined as follows:

	Three Months Ended September 30,
	2009			2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)

Income (Loss) From Continuing Operations	$(12,572)			$54,764
Income Allocable to Unvested Stock Grants	—			(1,514)
Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$(12,572)	45,032	$(0.28)	$53,250	44,748	$1.19
Effect of Dilutive Securities:
Stock Options	—	—		—	223
Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$(12,572)	45,032	$(0.28)	$53,250	44,971	$1.18

Income from Discontinued Operations				$169,853
Income Allocable to Unvested Stock Grants				(4,696)
Basic Income from Discontinued Operations Attributable to Common Stock				$165,157	44,748	$3.69
Effect of Dilutive Securities:
Stock Options				—	223
Diluted Income from Discontinued Operations Attributable to Common Stock				$165,157	44,971	$3.67

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30,
	2009			2008
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)

Income (Loss) From Continuing Operations	$(29,704)			$154,594
Income Allocable to Unvested Stock Grants	—			(4,318)
Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$(29,704)	44,992	$(0.66)	$150,276	44,448	$3.38
Effect of Dilutive Securities:
Stock Options	—	—		—	328
Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$(29,704)	44,992	$(0.66)	$150,276	44,776	$3.36

Income from Discontinued Operations				$193,745
Income Allocable to Unvested Stock Grants				(5,412)
Basic Income from Discontinued Operations Attributable to Common Stock				$188,333	44,448	$4.24
Effect of Dilutive Securities:
Stock Options				—	328
Diluted Income from Discontinued Operations Attributable to Common Stock				$188,333	44,776	$4.21

Weighted average shares of restricted stock included in common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Unvested restricted stock	1,590	1,272	1,546	1,277

The shares of unvested restricted stock were excluded as anti-dilutive to earnings per share in 2009 due to the net loss.

Stock options to purchase common stock that were excluded from the determination of diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands except per share data)

Weighted average anti-dilutive stock options	454	—	490	21
Weighted average exercise price	$23.55	$—	$22.03	$54.36

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008 the Company's cash investments consisted of prime shares in an institutional preferred money market fund.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash Payments:
Interest payments	$15,100	$26,560
Income tax payments	$1,524	$5,199

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage.  For the three months and nine months ended September 30, 2009, the Company capitalized $1.3 million and $4.3 million, respectively, of interest which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.  The Company capitalized interest of $0.6 million during the three months and nine months ended September 30, 2008.

Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Income (loss) from continuing operations	$(12,572)	$54,764	$(29,704)	$154,594
Other comprehensive income (loss):
Unrealized hedging gains (losses), net of income tax expense (benefit) of ($2,330), $14,867, ($3,048) and $964	(4,328)	27,610	(5,662)	1,791
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $17,718, ($10,342), $13,249 and ($10,342)	32,904	(19,207)	24,605	(19,207)
Total from continuing operations	16,004	63,167	(10,761)	137,178
Income from discontinued operations after income taxes and minority interest	—	169,853	—	193,745
Total comprehensive income (loss)	$16,004	$233,020	$(10,761)	$330,923

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated other comprehensive income (loss), for the three and nine months ended September 30, 2009 is comprised of the following:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Natural Gas Price Swap Agreements	Marketable Securities	Accumulated Other Comprehensive Income (Loss)	Natural Gas Price Swap Agreements	Marketable Securities	Accumulated Other Comprehensive Income (Loss)

	(In thousands)

Balance – Beginning of Period	$7,749	$(8,299)	$(550)	$9,083	$—	$9,083
Changes in value	2,978	32,904	35,882	14,670	24,605	39,275
Reclassification to earnings	(7,306)	—	(7,306)	(20,332)	—	(20,332)
Balance – End of Period	$3,421	$24,605	$28,026	$3,421	$24,605	$28,026

(2)  LONG-TERM DEBT –

    At September 30, 2009, long-term debt was comprised of:

(In thousands)
Revolving Bank Credit Facility	$165,000
6⅞% Senior Notes due 2012	175,000
$340,000

Comstock has a $850.0 million bank credit facility with a group of banks, including Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by Comstock's and its wholly-owned subsidiaries' oil and gas properties and is guaranteed by all of its subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of Comstock's oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of September 30, 2009, the borrowing base was $550.0 million, $385.0 million of which was available.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of September 30, 2009.

The 6⅞% senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's subsidiaries.  As of September 30, 2009, Comstock has no assets or operations which are independent of its subsidiaries.  There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years.  As of September 30, 2009, the Company had commitments for contracted drilling services of $101.8 million.  The Company also has entered into natural gas transportation agreements through July 2019.  Maximum commitments under these transportation agreements as of September 30, 2009 totaled $37.5 million.

(4)  SUBSEQUENT EVENTS –

    Subsequent events were evaluated through November 4, 2009, the date the consolidated financial statements were issued.

On October 9, 2009, Comstock issued $300.0 million in principal amount of 8⅜% senior notes due 2017 at 96.571% of par.  The 8⅜% senior notes will mature on October 15, 2017, and interest is paid semi-annually on April 15 and October 15 beginning April 15, 2010.  The net proceeds to the Company of $289.2 million (net of underwriting fees and offering-related expenses) were used to repay borrowings outstanding under the bank credit facility and the remainder is being held for general corporate purposes.  The new senior notes are senior unsecured obligations of the Company and rank equal in right of payment with all of the Company's other existing and future senior unsecured indebtedness.  The new senior notes include certain covenants that limit the Company's ability to incur additional indebtedness, pay dividends, make restricted payments, create liens, and sell assets and are guaranteed by all of Comstock's subsidiaries.

The 8⅜% senior notes are redeemable, at the option of the Company, at 104.188% of the principal amount after October 15, 2013, declining to 100% in 2015.  The Company may redeem up to 35% of the aggregate principal amount of the new senior notes at a price of 108.375% of the principal amount plus accrued interest upon the issuance of equity securities until October 15, 2012. If a specified change of control occurs, the Company must make an offer to purchase the notes at 101% of the principal amount plus any accrued interest.

In connection with the issuance of the 8⅜% senior notes, the borrowing base under the bank credit facility was redetermined on November 2, 2009 to be $500.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Comstock Resources, Inc.

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of September 30, 2009, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008, the consolidated statement of stockholders' equity and comprehensive income (loss) for the nine months ended September 30, 2009, and the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008.  These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended included in the Company's Current Report on Form 8-K dated September 22, 2009 [not presented herein], and in our report dated February 25, 2009 (except as it relates to the effects of the adoption of the accounting standards discussed in the first two paragraphs of New Accounting Standards set forth in Note 1, as to which the date is September 22, 2009), we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
November 4, 2009

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	15,976	13,395	42,877	40,207
Oil (Mbbls)	163	264	584	775
Natural gas equivalent (Mmcfe)	16,955	14,977	46,380	44,855

Revenues:
Natural gas sales	$50,675	$138,861	$153,232	$395,234
Hedging gains (losses)	7,306	(2,730)	20,332	(7,358)
Total natural gas sales including hedging	57,981	136,131	173,564	387,876
Oil sales	9,455	27,721	27,098	75,719
Total oil and gas sales	$67,436	$163,852	$200,662	$463,595

Expenses:
Oil and gas operating expenses(1)	$16,019	$21,556	$50,463	$66,120
Exploration expense	$227	$2,794	$371	$5,032
Depreciation, depletion and amortization	$53,933	$45,943	$152,001	$131,870

Average Sales Price:
Natural gas (per Mcf)	$3.17	$10.37	$3.57	$9.83
Natural gas including hedging (per Mcf)	$3.63	$10.16	$4.05	$9.65
Oil (per Bbl)	$57.96	$105.15	$46.42	$97.74
Average equivalent (Mcfe)	$3.55	$11.12	$3.89	$10.50
Average equivalent including hedging (Mcfe)	$3.98	$10.94	$4.33	$10.34

Expenses ($ per Mcfe):
Oil and gas operating(1)	$0.94	$1.44	$1.09	$1.47
Depreciation, depletion and amortization(2)	$3.17	$3.06	$3.27	$2.93

(1) Includes lease operating costs and production and ad valorem taxes.
(2) Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

    Our oil and gas sales decreased $96.5 million (59%) to $67.4 million for the three months ended September 30, 2009 from $163.9 million for the third quarter of 2008.  This decrease is primarily related to a substantial decline in natural gas and crude oil prices.  Our average realized natural gas price decreased by 64% and our average realized crude oil price decreased by 45% in the third quarter of 2009 as compared to the third quarter of 2008.  Our natural gas sales for the three months ended September 30, 2009 benefitted from a realized gain of $7.3 million from our hedging activities, while the three months ended September 30, 2008 included a realized hedging loss of $2.7 million.  Our production in the third quarter of 2009 of 17.0 Bcfe increased 13% as compared to the 15.0 Bcfe we produced in the third quarter of 2008.  The production increase is primarily attributable to our drilling activity in the Haynesville shale formation in East Texas and North Louisiana.

    Our oil and gas sales decreased $262.9 million (57%) to $200.7 million for the nine months ended September 30, 2009 from $463.6 million for the first nine months of 2008.  This decrease is also primarily attributable to the substantial decline in natural gas and crude oil prices.  Our average realized natural gas price decreased by 58% and our average realized crude oil price decreased by 53% in the first nine months of 2009 as compared to the first nine months of 2008.  Our natural gas sales for the nine months ended September 30, 2009 benefitted from a realized gain of $20.3 million from our hedging activities.  The nine months ended September 30, 2008 included a realized hedging loss of $7.4 million.  Our production in the first nine months of 2009 increased by 3% to 46.4 Bcfe, as compared to 44.9 Bcfe in the first nine months of 2008.  The increase was attributable to new production from our drilling activity.

Costs and Expenses –

Our oil and gas operating expenses, including production taxes, decreased $5.6 million (26%) to $16.0 million in the third quarter of 2009 from $21.6 million in the third quarter of 2008.  Oil and gas operating expenses per equivalent Mcf produced decreased $0.50 (34%) to $0.94 in the third quarter of 2009 from $1.44 in the third quarter of 2008.  Oil and gas operating expenses also decreased $15.6 million (24%) to $50.5 million in the first nine months of 2009 from $66.1 million in the first nine months of 2008.  Oil and gas operating expenses per Mcfe produced decreased $0.38 (26%) to $1.09 for the nine months ended September 30, 2009 from $1.47 for the same period in 2008.  The decrease in operating expenses is primarily due to lower production taxes resulting from lower natural gas and oil prices and the properties which we sold during 2008.

Exploration expense of $0.2 million for the three months ended September 30, 2009 related to geological and geophysical costs incurred.  Exploration expense in the three months ended September 30, 2008 of $2.8 million related primarily to an exploratory dry hole drilled in South Texas.  Exploration expense of $0.4 million for the nine months ended September 30, 2009 also related to geological and geophysical costs incurred.  Exploration expense of $5.0 million for the nine months ended September 30, 2008 related to an exploratory dry hole in South Texas and impairment of unevaluated leasehold costs.

Depreciation, depletion and amortization ("DD&A") increased $8.0 million (17%) to $53.9 million in the third quarter of 2009 from $45.9 million in the third quarter of 2008.  Our DD&A per equivalent Mcf produced increased $0.11 (4%) to $3.17 for the three months ended September 30, 2009 from $3.06 for the three months ended September 30, 2008.  DD&A for the first nine months of 2009 increased $20.1 million (15%) to $152.0 million from $131.9 million for the nine months ended September 30, 2008.  Our DD&A rate per Mcfe for the first nine months of 2009 of $3.27 increased $0.34 (12%) above the DD&A rate of $2.93 for the first nine months of 2008.  The higher DD&A rates per Mcfe primarily reflect higher drilling costs and downward revisions to our proved oil and gas reserves at the end of 2008 attributable to lower natural gas and oil prices.

General and administrative expense, which is reported net of overhead reimbursements, increased by $1.5 million to $8.7 million for the third quarter of 2009 as compared to general and administrative expense of $7.2 million for the third quarter of 2008.  Included in general and administrative expense is stock-based compensation of $4.0 million and $3.3 million for the three months ended September 30, 2009 and 2008, respectively.  For the first nine months of 2009, general and administrative expense increased to $27.6 million from $20.3 million for the nine months ended September 30, 2008.  Included in general and administrative expense is stock-based compensation of $11.5 million and $9.0 million for the nine months ended September 30, 2009 and 2008, respectively.  The increases in general and administrative costs in 2009 are due to additional professional staff that we added throughout 2008 and the higher costs of our stock-based compensation.

    Interest expense decreased $1.6 million (33%) to $3.2 million for the third quarter of 2009 from interest expense of $4.8 million in the third quarter of 2008.  The decrease was primarily due to lower borrowings under our bank credit facility, lower interest rates and interest that was capitalized on our unevaluated properties.  Our average borrowings outstanding under our bank credit facility decreased to $154.6 million during the third quarter of 2009 as compared to $300.7 million in the third quarter of 2008.  The average interest rate we were charged on borrowings outstanding under our credit facility decreased to 2.3% in the third quarter of 2009 as compared to 3.7% in the third quarter of 2008.  We capitalized interest of $1.3 million and $0.6 million on our unevaluated properties during the three months ended September 30, 2009 and 2008, respectively.  Interest expense for the nine months ended September 30, 2009 decreased $14.9 million (64%) to $8.3 million from interest expense of $23.2 million in the first nine months of 2008.  The decrease was also due to lower borrowings under our bank credit facility, lower interest rates and capitalized interest.  Our average borrowings outstanding under our bank credit facility decreased to $115.3 million during the first nine months of 2009 as compared to $461.6 million in the first nine months of 2008, and the average interest rate we were charged on borrowings outstanding under our credit facility decreased to 2.1% in the first nine months of 2009 as compared to 4.5% in the first nine months of 2008.  We capitalized interest of $4.3 million and $0.6 million on our unevaluated properties during the nine months ended September 30, 2009 and 2008, respectively.

    Income tax expense related to continuing operations decreased by $35.0 million to a benefit of $2.2 million for the three months ended September 30, 2009 as compared to a provision of $32.8 million for the three months ended September 30, 2008.  The operating loss incurred during the three months ended September 30, 2009 resulted in an income tax benefit.  Income tax expense related to continuing operations decreased by $98.3 million to a benefit of $8.3 million for the nine months ended September 30, 2009 as compared to a provision of $90.0 million for the nine months ended September 30, 2008.  The operating loss incurred during the nine months ended September 30, 2009 resulted in an income tax benefit.  The effective income tax rate was 22% in 2009 as compared to 37% in 2008 due to the effect of nondeductible compensation.

We reported a net loss of $12.6 million for the three months ended September 30, 2009, as compared to net income from continuing operations of $54.8 million for the three months ended September 30, 2008.  The loss was primarily attributable to lower natural gas and oil prices.  The loss per share for the third quarter of 2009 was $0.28 as compared to income per share from continuing operations of $1.18 for the third quarter of 2008.  Income from discontinued operations was $169.9 million ($3.67 per share) in the three months ended September 30, 2008.

We reported a net loss of $29.7 million for the nine months ended September 30, 2009, as compared to net income from continuing operations of $154.6 million for the nine months ended September 30, 2008.  The loss was also primarily attributable to lower natural gas and oil prices.  The loss per share for the first nine months of 2009 was $0.66 as compared to income per share from continuing operations of $3.36 for the first nine months of 2008.  Income from discontinued operations was $193.7 million ($4.21 per share) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the nine months ended September 30, 2009, our primary sources of funds were net cash flow from operations of $117.9 million and borrowings under our bank credit facility of $130.0 million.  Our net cash flow from operating activities decreased $213.1 million (64%) in the first nine months of 2009 from $331.0 million for the nine months ended September 30, 2008.  This decrease is primarily due to the lower revenues we had in the first nine months of 2009 resulting from the substantial decline in natural gas and oil prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first nine months of 2009, we incurred capital expenditures of $253.6 million primarily for our development and exploration activities.  We funded our capital program with cash flow provided by operating activities and borrowings under our bank credit facility.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)

Leasehold costs	$10,343	$110,940
Development drilling	143,741	182,382
Exploratory drilling	90,849	3,178
Other development	8,594	12,828
	253,527	309,328
Other	69	507
	$253,596	$309,835

We expect to spend approximately $355.0 million for development and exploration projects during 2009 and to fund our development and exploration activities with operating cash flow, cash on hand and additional borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of September 30, 2009 we have contracted for the services of drilling rigs through October 2012 at an aggregate cost of $101.8 million and we have maximum commitments of $37.5 million to transport natural gas through July 2019.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2014.  We record a separate liability for the fair value of these asset retirement obligations which totaled $6.0 million as of September 30, 2009.

We have a $850.0 million bank credit facility with a group of banks, including the Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  As of September 30, 2009 the borrowing base was $550.0 million, $385.0 million of which was available.  Indebtedness under the bank credit facility is secured by substantially all of our and our subsidiaries' oil and gas properties and is guaranteed by all of our subsidiaries.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option of either LIBOR plus 2.0% to 2.75% or the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5%, or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a current ratio and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of September 30, 2009.  We also have $175.0 million of 6⅞% senior notes due March 1, 2012, with interest payable semiannually on each March 1 and September 1.  The notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

On October 9, 2009, we issued $300.0 million in principal amount of 8⅜% senior notes due 2017.  The 8⅜% senior notes will mature on October 15, 2017, and interest is paid semi-annually on April 15 and October 15 beginning April 15, 2010.  The net proceeds from the offering, after deducting underwriting discounts and estimated expenses of the offering, were approximately $289.2 million.  The net proceeds were used to repay in full borrowings outstanding under our bank credit facility and the remainder is being held for general corporate purposes.  The new senior notes are senior unsecured obligations and rank equal in right of payment with all of our other existing and future senior unsecured indebtedness.  The new senior notes are guaranteed by each of our operating subsidiaries and will be guaranteed by each of our future restricted subsidiaries that guarantee or otherwise become liable with respect to our other indebtedness.  The new senior notes include certain covenants that limit our ability to incur additional indebtedness, pay dividends, make restricted payments, create liens, and sell assets.

The new senior notes are redeemable, at our option, at 104.188% of the principal amount after October 15, 2013, declining to 100% in 2015.  We may redeem up to 35% of the aggregate principal amount of the 8⅜% senior notes at a price of 108.375% of the principal amount plus accrued interest upon the issuance of equity securities until October 15, 2012.  If a specified change of control occurs, we must make an offer to purchase the notes at 101% of the principal amount plus any accrued interest.

In connection with the issuance of the 8⅜% senior notes, the borrowing base under our bank credit facility was redetermined on November 2, 2009 to be $500.0 million.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the nine months ended September 30, 2009, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $37.1 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.6 million.

We hedge a portion of our price risks associated with our natural gas sales.  As of September 30, 2009, our outstanding natural gas price swap agreements had a fair value of $5.3 million.  A change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at September 30, 2009 would be $0.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At September 30, 2009 we had total long-term debt of $340.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞%.  We had $165.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option.  Any increases in these interest rates can have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at September 30, 2009, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2009 by approximately $1.2 million.

ITEM 4:  CONTROLS AND PROCEDURES

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: November 4, 2009	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 4, 2009	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)