Form 10-K
period 2009-12-31
COMSTOCK RESOURCES INC
filed 2010-02-26
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 26, 2010, there were 47,105,606 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders
are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2009

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

“MMBtu” means one million British thermal units.

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

PART I

ITEMS 1. and 2.  BUSINESS AND PROPERTIES

We are a Nevada corporation engaged in the acquisition, development, production and exploration of oil and natural gas. Our common stock is listed and traded on the New York Stock Exchange.

Our oil and gas operations are concentrated in the East Texas/North Louisiana and South Texas regions. Our oil and natural gas properties are estimated to have proved reserves of 725.7 Bcfe with an estimated PV 10 Value of $489.1 million as of December 31, 2009 and a standardized measure of discounted future net cash flows of $426.6 million. Our consolidated proved oil and natural gas reserve base is 94% natural gas and 55% proved developed on a Bcfe basis as of December 31, 2009.

Our proved reserves at December 31, 2009 and our 2009 average daily production are summarized below:

	Reserves at December 31, 2009				2009 Average Daily Production
		Natural				Natural
	Oil	Gas	Total	% of	Oil	Gas	Total	% of
	(MMBbls)	(Bcf)	(Bcfe)	Total	(MBbls/d)	(MMcf/d)	(MMcfe/d)	Total

East Texas / North Louisiana	1.3	502.6	510.2	70.3%	0.6	107.0	110.4	61.5%
South Texas	1.3	153.3	161.3	22.2%	0.4	51.8	54.5	30.4%
Other Regions	4.6	26.5	54.2	7.5%	1.1	7.8	14.5	8.1%

Total	7.2	682.4	725.7	100.0%	2.1	166.6	179.4	100.0%

Strengths

High Quality Properties.  Our operations are focused in two primary operating areas, the East Texas/North Louisiana and South Texas regions. Our properties have an average reserve life of approximately 11.1 years and have extensive development and exploration potential. We have an extensive acreage position in our East Texas/North Louisiana region in the Haynesville shale resource play where we have identified 85,589 gross (72,638 net to us) acres prospective for Haynesville shale development.

Successful Exploration and Development Program.  In 2009 we spent $345.4 million on exploration and development of our oil and natural gas properties. We drilled 54 wells in 2009, 38.6 net to us, at a cost of $307.0 million. We spent $26.0 million to acquire additional leases in the Haynesville shale, $1.9 million on other leasehold costs and $0.9 million to acquire seismic data. We also spent $9.6 million for recompletions, workovers, abandonment and production facilities. Our drilling activities in 2009 added 350 Bcfe to our proved reserves and drove our 9% production growth in 2009.

Efficient Operator.  We operate 90% of our proved oil and natural gas reserve base as of December 31, 2009. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Successful Acquisitions.  We have had significant growth over the years as a result of our acquisition activity. Since 1991, we have added 984.1 Bcfe of proved oil and natural gas reserves from 36 acquisitions at an average cost of $1.14 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions. We did not make any acquisitions of producing oil and gas properties in 2008 or 2009.

Business Strategy

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. In late 2007 we identified the potential in our largest operating region, East Texas/North Louisiana, to explore for natural gas in the Haynesville shale formation, which was below the Cotton Valley, Hosston and Travis Peak sand formations that we have been developing. We drilled eight pilot wells to evaluate the prospectivity of the Haynesville shale in 2007 and 2008. We undertook an active leasing program in 2008 and 2009 to acquire additional acreage where we believed the Haynesville shale formation would be prospective and spent $116.9 million in 2008 and $26.9 million in 2009 to increase our leasehold with Haynesville shale potential to 85,589 gross acres (72,638 net to us). We started the commercial development of the Haynesville shale in late 2008 and drilled two (1.1 net to us) successful horizontal wells. In 2009, our drilling program was primarily focused on exploring and developing our Haynesville shale acreage and we spent approximately $243.6 million drilling 43 (30.7 net to us) Haynesville shale horizontal wells. Our Haynesville shale drilling program added 325 Bcfe to our proved reserves in 2009. We plan to continue to develop our Haynesville shale acreage in 2010 and have budgeted to spend $348.0 million to drill 56 (41.1 net to us) Haynesville shale horizontal wells.

In prior years we have had an active drilling program in our South Texas region utilizing 3-D seismic to identify prospects in the Wilcox and Vicksburg formations. We have reduced our activity in the region in response to lower natural gas prices to focus on the higher return Haynesville shale program. We spent $29.2 million in 2009 to drill five (3.4 net to us) successful wells in South Texas.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques. During 2009, outside of our Haynesville shale and South Texas drilling programs, we spent $13.3 million to drill six wells (4.5 net to us). We also spent $9.6 million for recompletion and workover activity in 2009.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We have budgeted to spend approximately $385.0 million on our development and exploration projects in 2010. We intend to primarily use operating cash flow to fund our development and exploration expenditures in 2010 and, to a lesser extent, cash on hand and borrowings under our bank credit facility. We may also make additional property acquisitions in 2010 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Acquire High Quality Properties at Attractive Costs.  In prior years we have had a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 984.1 Bcfe of proved oil and natural gas reserves from 36 acquisitions at a total cost of $1.1 billion, or $1.14 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. We did not complete any acquisitions of producing oil and gas properties in 2008 or 2009 due to our focus on developing our Haynesville shale properties. In evaluating acquisitions, we apply strict economic and reserve risk criteria. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities. We also evaluate our existing properties and consider divesting of non-strategic assets when market conditions are favorable.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest field areas as of December 31, 2009:

		Natural
	Oil	Gas	Total		PV 10 Value(1)
	(MBbls)	(MMcf)	(MMcfe)%		(000’s)%

East Texas / North Louisiana
Logansport	30	203,294	203,472	28.0%	$90,460	18.5%
Toledo Bend	—	104,069	104,069	14.3%	3,816	0.8%
Beckville	144	54,132	54,996	7.6%	36,276	7.4%
Waskom	440	34,407	37,045	5.1%	18,315	3.7%
Blocker	106	24,952	25,590	3.5%	18,304	3.7%
Mansfield	—	21,269	21,269	2.9%	4,830	1.0%
Hico-Knowles/Terryville	293	14,016	15,774	2.2%	21,031	4.3%
Darco	46	11,833	12,110	1.7%	4,092	0.8%
Douglass	3	7,816	7,835	1.1%	5,650	1.2%
Cadeville	41	6,878	7,125	1.0%	4,587	0.9%
Longwood	54	4,176	4,501	0.6%	3,283	0.7%
Other	109	15,765	16,426	2.3%	10,789	2.3%

	1,266	502,607	510,212	70.3%	221,433	45.3%

South Texas
Fandango	—	54,163	54,163	7.5%	50,676	10.4%
Double A Wells	974	26,586	32,431	4.5%	45,459	9.3%
Rosita	1	31,429	31,437	4.3%	29,721	6.1%
Las Hermanitas	3	14,382	14,397	2.0%	13,323	2.7%
Javelina	54	12,936	13,258	1.8%	16,114	3.3%
Ball Ranch	13	3,889	3,970	0.5%	6,712	1.4%
Other	298	9,893	11,673	1.6%	17,947	3.6%

	1,343	153,278	161,329	22.2%	179,952	36.8%

Other
Laurel	4,358	56	26,205	3.6%	60,406	12.4%
San Juan Basin	14	4,609	4,693	0.6%	5,426	1.1%
Maxie	39	3,460	3,696	0.5%	3,962	0.8%
Other	194	18,379	19,540	2.8%	17,935	3.6%

	4,605	26,504	54,134	7.5%	87,729	17.9%

Total	7,214	682,389	725,675	100.0%	489,114	100.0%

Discounted Future Income Taxes					(62,524)

Standardized Measure of Discounted Future Cash Flows					$426,590

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

East Texas/North Louisiana Region

Approximately 70.3% or 510.2 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 923 producing wells (561.5 net to us) in 28 field areas. We operate 633 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Beckville, Waskom, Blocker, Mansfield, Hico-Knowles/Terryville, Darco, Douglass, Cadeville and Longwood fields. Production from this region averaged 107.0 MMcf of natural gas per day and 576 barrels of oil per day during 2009 or 110.4 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2009, we spent $277.5 million drilling 49 wells (35.3 net to us) and $31.4 million on leasehold costs, workovers and recompletions in this region. Forty-six (32.9 net to us) of the 49 wells we drilled were horizontal wells. Forty-three (30.7 net) of these horizontal wells drilled targeted the Haynesville shale. We plan to spend approximately $368.0 million in 2010 for drilling activities in this region which will focus primarily on the development of our Haynesville shale properties.

Logansport

The Logansport field located in DeSoto and Sabine Parishes, Louisiana primarily produces from the Haynesville shale formation at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 203.5 Bcfe in the Logansport field represent approximately 28% of our proved reserves. We own interests in 190 wells (119.9 net to us) and operate 133 of these wells in this field. During December 2009, net daily production attributable to our interest from this field averaged 61.1 MMcf of natural gas and 50 barrels of oil. In 2009, we drilled 19 (13.8 net to us) Haynesville shale horizontal wells and three (2.4 net to us) Cotton Valley vertical wells at Logansport. In 2010, we plan to drill 27 (18.6 net to us) horizontal Haynesville shale wells in our Logansport field.

Toledo Bend

The Toledo Bend field in Desoto and Sabine Parishes, Louisiana was discovered in 2008 with our first horizontal Haynesville shale well. In 2009, we drilled 16 (10.1 net to us) Haynesville shale horizontal wells at Toledo Bend. One of these wells successfully tested the Upper Haynesville shale. Production from the Lower Haynesville shale in the Toledo Bend ranges from 11,400 to 11,800 feet and from 10,880 to 11,300 in the Upper Haynesville shale. Our proved reserves of 104.1 Bcfe in the Toledo Bend field represent approximately 14.3% of our reserves. We own interests in 15 producing wells (9.3 net to us) and operate ten of these wells. At December 31, 2009 we had three wells (2.3 net to us) that were in the process of being drilled and two wells (1.8 net to us) in the process of being completed. During December 2009, net daily production attributable to our interest from this field averaged 23.7 MMcf of natural gas. In 2010, we plan to drill 25 (19.2 net to us) horizontal Haynesville shale wells in this field.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 55.0 Bcfe which represents approximately 7.6% of our proved reserves. We operate 193 wells in this field and own interests in 78 additional wells for a total of 271 wells (162.4 net to us). During December 2009, production attributable to our interest from this field averaged 12.4 MMcf of natural gas per day and 60 barrels of oil per day. The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 5.1% (37.0 Bcfe) of our proved reserves as of December 31, 2009. We own interests in 75 wells in this field (48.7 net to us) and operate 57 wells in this field. During December 2009, net daily production attributable to our interest averaged 5.3 MMcf of natural gas and 45 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet. In 2009, we drilled two successful horizontal Cotton Valley wells and one Haynesville shale well in the Waskom field. In 2010, we plan to drill one (.8 net to us) horizontal Haynesville shale well in the Waskom field.

Blocker

Our proved reserves of 25.6 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 3.5% of our proved reserves. We own interests in 77 wells (71.3 net to us) and operate 72 of these wells. During December 2009, net daily production attributable to our interest from this field averaged 9.8 MMcf of natural gas and 35 barrels of oil. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet. During 2009 we drilled three successful Haynesville shale horizontal wells and one Cotton Valley horizontal well at Blocker. In 2010, we plan to drill one Haynesville shale horizontal and one Cotton Valley vertical well at Blocker.

Mansfield

The Mansfield field is located in DeSoto Parish Louisiana and produces from the Haynesville shale between 12,250 and 12,350 feet. During 2009 we drilled three (1.9 net to us) Haynesville shale horizontal wells. Our proved reserves in this field of 21.3 Bcfe represent approximately 2.9% of our reserves. During 2010 we plan to drill two (1.5 net to us) horizontal Haynesville shale wells at Mansfield. During December 2009, net daily production attributable to our interest for this field averaged 8.0 MMcf of natural gas.

Hico-Knowles/Terryville

We have 15.8 Bcfe of proved reserves in the Hico-Knowles/Terryville field area located in Lincoln County, Louisiana which represent approximately 2.2% of our reserves. We own interests in 71 wells (25.9 net to us) and operate 23 of these wells. This field produces primarily from the Hosston/Cotton Valley formations between 7,200 and 11,000 feet. During December 2009, net daily production attributable to our interest from this field averaged 7.2 MMcf of natural gas and 190 barrels of oil.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 12.1 Bcfe in the Darco field represent approximately 1.7% of our reserves. We own interests in 24 wells (18.8 net to us) and operate all of these wells. During December 2009, net daily production attributable to our interest from this field averaged 1.4 MMcf of natural gas and 6 barrels of oil.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 7.8 Bcfe in the Douglass field represent approximately 1.1% of our reserves. We own interests in 42 wells (26.9 net to us) and operate 34 of these wells. During December 2009, net daily production attributable to our interest from this field averaged 1.7 MMcf of natural gas.

Cadeville

Our proved reserves of 7.1 Bcfe in the Cadeville field located in Ouachita Parrish, Louisiana represent approximately 1.0% of our reserves. We own interests in seven wells (4.0 net to us) and operate five of these wells. During December 2009, net daily production attributable to our interest from this field averaged 0.4 MMcf of natural gas and 1 barrel of oil. This production is primarily from the Cotton Valley formation between 9,800 and 10,700 feet.

Longwood

The Longwood field located in Harrison County, Texas primarily produces from stacked sandstone reservoirs of the Travis Peak and Cotton Valley formations at depths ranging from 6,000 to 10,000 feet and the Haynesville shale formation at depths ranging from 10,450 to 10,750. We own interests in 25 wells in this field, 20.6 net to us, and operate 22 wells in this field. Our proved reserves of 4.5 Bcfe in the Longwood field represent approximately 0.6% of our total reserves. We drilled one (1.0 net to us) successful Haynesville shale horizontal well in this field during 2009. During December 2009, net daily production attributable to our interest from this field averaged 1.3 MMcf of natural gas and 2 barrels of oil.

South Texas Region

Approximately 22.2%, or 161.3 Bcfe, of our proved reserves are located in South Texas, where we own interests in 236 producing wells (125.6 net to us). We own interests in 16 field areas in the region, the largest of which are the Fandango, Double A Wells, Rosita, Las Hermanitas, Javelina and Ball Ranch fields. Net daily production rates from this region averaged 51.8 MMcf of natural gas and 448 barrels of oil during 2009 or 54.5 MMcfe per day. We spent $34.7 million in this region in 2009 to drill five successful wells (3.4 net to us) and for other development activity. We plan to spend approximately $12.0 million in 2010 for development and exploration activity in this region.

Fandango

We own interests in 21 natural gas wells (21.0 net to us) in the Fandango field, located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 54.2 Bcfe in this field represent approximately 7.5% of our total reserves. Production from this field averaged 17.2 MMcf of natural gas per day during December 2009. We have drilled one successful exploration well in 2008 and two successful development wells in 2009 since we acquired this field as part of the Shell Wilcox acquisition in December 2007.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 32.4 Bcfe, which represent 4.5% of our reserves. We own interests in and operate 59 producing wells (28.6 net to us) in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 5.2 MMcf of natural gas and 170 barrels of oil during December 2009. These wells produce from the Woodbine formation at an average depth of 14,300 feet.

Rosita

We own interests in 32 natural gas wells (17.3 net to us) in the Rosita field, located in Duval County, Texas. We operate four of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 31.4 Bcfe in this field represent approximately 4.3% of our total reserves. Production from this field averaged 4.5 MMcf of natural gas per day during December 2009. We acquired our interest in the field in the Shell Wilcox acquisition in December 2007.

Las Hermanitas

We own interests in and operate 15 natural gas wells (12.2 net to us) in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 14.4 Bcfe in this field represent approximately 2.0% of our proved reserves. During December 2009, net daily production attributable to our interest from this field averaged 5.1 MMcf of natural gas. We acquired interests in this field in 2006 and have subsequently drilled eleven successful wells in this field since the acquisition.

Javelina

We own interests in 17 natural gas wells and one oil well, 18 net to us, in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 13.3 Bcfe, which represents 1.8% of our total proved reserves. During December 2009, production attributable to our interest from this field averaged 5.8 MMcf of natural gas per day and 50 barrels of oil per day.

Ball Ranch

The Ball Ranch field is located in Kenedy County in South Texas and produces from the Vicksburg formation at depths of approximately 11,700 and 14,600 feet. We have interests in 34 producing wells (7.8 net to us) in this field. The proved reserves in this field of 4.0 Bcfe represent 1% of our total proved reserves. During 2009 we drilled three (1.4 net to us) successful wells in this field. During December 2009, net daily production attributable to our interests in this field averaged 5.1 MMcf of natural gas and 40 barrels of oil per day.

Other Regions

Approximately 7.5%, or 54.1 Bcfe, of our proved reserves are in other regions, primarily in Mississippi, New Mexico, Kentucky and the Mid-Continent regions. Within these regions we own interests in 482 producing wells (216.3 net to us) in 19 fields. Fields with the largest proved reserves include the Laurel field in Laurel, Mississippi, our San Juan Basin properties in New Mexico and our Maxie field in Mississippi. Net daily production from our other regions totaled 7.8 MMcf of natural gas and 1,099 barrels of oil or 14.5 MMcfe per day during 2009.

Laurel

The Laurel field is located in Jones County, Mississippi near a structurally complex salt dome. We own interests in and operate 52 producing wells (49.1 net to us) in the Laurel field. This field’s estimated proved reserves of 26.2 Bcfe represent 3.6% of our reserves. The field produces from more than 42 horizons that range in depth from 6,600 feet in the Stanley sand to 13,100 feet in the Middle Hosston formation. Recovery of low viscosity crude oil from this field is being enhanced through waterflood operations. During December 2009, net daily production attributable to our interests in this field averaged 975 barrels of oil per day.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 4.7 Bcfe in the San Juan field represent approximately 0.6% of our reserves. We own interests in 97 wells (14.6 net to us) in this field. During December 2009, net daily production attributable to our interest from this field averaged 1.1 MMcf of natural gas and 5 barrels of oil.

Maxie

The Maxie field is located along the southern boundary of the Mississippi Salt Basin and northern edge of Wiggins Arch in Forrest and Pearl River Counties in Mississippi. Maxie is primarily a gas field producing from Upper Cretaceous Sands and Lower Eocene Wilcox Sands. Our proved reserves of 3.7 Bcfe in the Maxie field represent approximately 1% of our reserves. We own interests in and operate three wells (2.1 net to us) in this field. During December 2009, net daily production attributable to our interest from this field averaged 0.9 MMcf of natural gas and 25 barrels of oil.

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

Ovation Energy Acquisition.  In October 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 41.0 billion cubic feet of gas equivalent and included 165 active wells, of which 69 were operated by us. The acquisition was funded by borrowings under our bank credit facility.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2009:

	Oil	Natural Gas	Total	PV 10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	3,220	301,149	320,471	$425,366
Non-producing	1,674	65,953	75,998	86,937

Total Proved Developed	4,894	367,102	396,469	512,303
Proved Undeveloped	2,320	315,287	329,206	(23,189)

Total Proved	7,214	682,389	725,675	489,114

Discounted Future Income Taxes				(62,524)

Standardized Measure of Discounted Future Net Cash Flows(1)				$426,590

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2007		2008		2009
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Mbbls)	(MMcf)	(Mbbls)	(MMcf)	(Mbbls)	(MMcf)

Proved Developed	7,449	370,339	5,446	354,934	4,894	367,102
Proved Undeveloped	3,061	217,379	4,222	168,709	2,320	315,287

Total Proved Reserves	10,510	587,718	9,668	523,643	7,214	682,389

Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

There are numerous uncertainties inherent in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

The average prices that we realized from sales of oil and natural gas, including the effect of hedging, and lifting costs excluding severance and ad valorem taxes, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2007	2008	2009

Oil Price — $/Bbl	$60.96	$87.15	$50.94
Natural Gas Price — $/Mcf	$6.89	$8.83	$4.13
Lifting costs — $/Mcfe	$1.02	$0.95	$0.82

The oil and natural gas prices used for reserves estimation were as follows:

		Natural
	Oil Price	Gas Price
Year	(per Bbl)	(per Mcf)

2007	$81.36	$6.70
2008	$34.49	$5.33
2009	$49.60	$3.54

We adopted the new rules relating to the estimation and disclosure of oil and natural gas reserves as of December 31, 2009 that were established by the Securities and Exchange Commission (“SEC”). The PV 10 Value and standardized measure of discounted future net cash flows for 2009 were determined based on the simple average of the first of month market prices for oil and natural gas during 2009 which, after basis adjustments, were $49.60 per barrel for oil and $3.54 per Mcf for natural gas. Under the prior rules the prices would have been based on the market prices at December 31, 2009, which would have been, after basis adjustments, $64.43 per barrel for oil and $5.29 per Mcf for natural gas. The following table shows the sensitivity of our total 2009 proved reserves to prices between the average prices used and the year end market prices that would have been used had we applied the same pricing methodology that was in effect for 2007 and 2008 in 2009:

		Natural
	Oil	Gas	Total	PV 10 Value
	(Mbbls)	(MMcf)	(MMcfe)	(000’s)

2009 Average Prices	7,214	682,389	725,675	$489,114
2009 Year End Prices	7,633	754,170	799,967	$1,151,871

The new rules also revised the guidelines for reporting proved undeveloped reserves. Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In addition, undeveloped reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

As of December 31, 2009, our proved reserves included 2.3 MMBbls of crude oil and 315 Bcf of natural gas, for a total of 329 Bcfe of undeveloped reserves. Approximately 68% of our proved undeveloped reserves at the end of 2009 were associated with the future development of our Haynesville shale properties. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and our Wilcox and Vicksburg reservoirs in South Texas. Estimated future costs relating to the development of the undeveloped reserves are projected to be approximately $669.8 million, of which $85.1 million, $245.8 million and $169.5 million are expected to be incurred in 2010, 2011 and 2012, respectively. Costs incurred relating to the development of our undeveloped reserves were approximately $122.2 million, $104.4 million and $20.1 million in 2007, 2008 and 2009, respectively.

Our drilling activities in 2008 resulted in the conversion of 53 wells from proved undeveloped reserves to proved developed producing reserves at the end of 2008. These wells are primarily in our East Texas/North Louisiana and South Texas regions where our 2008 drilling program was primarily focused on exploitation of reserves in the Cotton Valley, Hosston, Vicksburg and Wilcox formations. Following the initial success of our Haynesville shale evaluation wells, our 2009 drilling program was refocused primarily to further evaluate and develop acreage that is prospective in the Haynesville shale formation. As a result, only six of the wells we drilled in 2009 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at the end of 2009. In the course of evaluating our proved undeveloped reserves in accordance with the SEC’s new reserve estimation rules, we determined that approximately 49 Bcfe of our proved undeveloped reserves as of December 31, 2008 would not be developed within the required five year period and therefore these reserves were excluded from our proved undeveloped reserves at December 31, 2009.

All undeveloped drilling locations which comprise our undeveloped reserves at the end of 2009 are scheduled to be drilled within five years of the first year that such reserves were included in our reported reserves except for 20 Bcfe. We have substantial acreage in our East Texas/North Louisiana region which is productive in the Cotton Valley and Hosston sand reservoirs. Prior to 2008, we actively pursued exploitation of the reserves in these formations, and substantially all of this acreage is held by production. Our focus in 2009 on our Haynesville shale program required us to partially reschedule development of much of our Cotton Valley and Hosston sand reserves to future periods. These reserves, which are on acreage that is currently being developed in the deeper Haynesville shale formation, will be developed after the Haynesville shale formation is developed.

We had proved reserve additions of 325 Bcfe in 2009 relating to discoveries resulting from our Haynesville shale drilling program. These reserve additions related to 109 Bcfe assigned to 43 (30.7 net to us) producing Haynesville shale wells that we drilled and 216 Bcfe assigned to 75 (56.8 net to us) proved undeveloped locations offsetting these wells. Direct offsets to the forty-three producing Haynesville shale wells accounted for 185 Bcfe of the 216 Bcfe total proved undeveloped reserves added. The remaining 31 Bcfe are attributable to additional offset locations that are not a direct offset to a producing Haynesville shale well. The inclusion of these eight additional proved locations as proved undeveloped reserves is based on a combination of data that demonstrates consistency across the reservoir including log data, pressure data, seismic data and production performance.

The estimates of our oil and natural gas reserves were determined by Lee Keeling and Associates, Inc. (“Lee Keeling”), an independent petroleum engineering firm. Lee Keeling has been providing consulting engineering and geological services for over fifty years. Lee Keeling’s professional staff is comprised of qualified petroleum engineers who are experienced in all productive areas of the United States.

Our policies regarding internal controls over the recording of reserves estimates requires that such estimates are in compliance with the SEC definitions and guidance and prepared in accordance with generally accepted petroleum engineering principles. Inputs to our reserves estimation process, which we provide to Lee Keeling for use in their reserves evaluation, are based upon our historical results for production history, oil and natural gas prices, lifting and development costs, ownership interests and other required data. Our reservoir management group, comprised of qualified petroleum engineers, works with Lee Keeling to ensure that all data provided by us is properly reflected in the final reserves estimates and consults with Lee Keeling throughout the reserves estimation process on technical questions regarding the reserve estimates.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2007, 2008 or 2009 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2009, we drilled development and exploratory wells as set forth in the table below:

	2007		2008		2009
	Gross	Net	Gross	Net	Gross	Net

Development:
Oil	5	4.8	—	—	—	—
Gas	152	115.7	127	71.5	37	27.2
Dry	3	2.6	3	1.0	—	—

	160	123.1	130	72.5	37	27.2

Exploratory:
Oil	—	—	—	—	—	—
Gas	1	0.6	5	2.7	17	11.4
Dry	4	2.5	1	0.5	—	—

	5	3.1	6	3.2	17	11.4

Total	165	126.2	136	75.7	54	38.6

In 2010 to the date of this report, we have drilled five wells (4.1 net to us) and we have seven wells (4.4 net to us) that were in the process of drilling.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2009:

	Oil		Natural Gas
	Gross	Net	Gross	Net

Arkansas	—	—	15	8.0
Kansas	—	—	8	4.4
Kentucky	—	—	87	77.1
Louisiana	16	6.2	392	206.5
Mississippi	58	50.5	5	2.1
New Mexico	1	—	96	14.6
Oklahoma	9	1.2	122	16.9
Texas	34	16.8	772	497.2
Wyoming	—	—	26	1.9

Total	118	74.7	1,523	828.7

We operate 950 of the 1,641 producing wells presented in the above table. As of December 31, 2009, we owned interests in 19 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2009, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	654	654
Louisiana	81,909	45,751	29,899	26,505
Mississippi	3,076	1,878	8,929	8,368
New Mexico	10,240	1,896	—	—
Oklahoma	38,080	5,707	—	—
Texas	121,707	67,395	18,623	12,269
Wyoming	13,440	927	—	—

Total	283,338	134,075	58,105	47,796

Our undeveloped acreage expires as follows:

Expires in 2010	15%
Expires in 2011	66%
Expires in 2012	4%
Thereafter	15%

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

Our oil production is sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 68% of our 2009 natural gas sales were priced utilizing index prices and approximately 32% were priced utilizing daily spot prices. BP Energy Company and Shell Oil Company and its subsidiaries accounted for 22% and 11%, respectively, of our total 2009 sales. The loss of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

With the significant increase in our natural gas production in Northwest Louisiana attributable to our Haynesville shale drilling program, we have entered into longer term marketing arrangements to insure that we have adequate transportation to get our natural gas production to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have dedicated our production in our Logansport and Toledo Bend fields under such agreements for terms which expire from 2016 to 2018. We have a commitment to transport a minimum of 12 Bcf over four years under one of these agreements.

We have also entered into certain agreements with a major natural gas marketing company to provide us with firm transportation and markets for our Northwest Louisiana natural gas production on the long-haul pipelines. Under these agreements, we have priority access at certain delivery points for 85,000 MMBtus per day expanding to 145,000 MMBtus per day by mid 2010. These agreements expire from 2012 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in Northwest Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The Texas Railroad Commission has been changing its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes by these state regulators affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters; however, we do not believe that we will be affected differently than other natural gas producers with which we compete by any action taken.

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

Changes in environmental laws and regulations which result in more stringent and costly reporting, waste handling, storage, transportation, disposal or cleanup activities could materially affect companies operating in the energy industry. Climate change regulation, primarily focused on regulating emissions of certain gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas, is under consideration by the U.S. Congress and various state governments. Adoption of new laws and regulations that regulate or restrict emissions of gases such as methane or carbon dioxide, or which levy taxes or other costs on such emissions, could result in changes to the consumption and demand for natural gas, which could adversely affect our business, financial position, results of operations and prospects. We may also be assessed administrative, civil and/or criminal penalties if we fail to comply with any such new laws and regulations.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 53,364 square feet at a monthly rate of $100,057. This lease expires on July 31, 2014. We also own production offices and pipe yard facilities near Marshall, Livingston, and Zapata, Texas; Logansport, Louisiana; Guston, Kentucky and Laurel, Mississippi.

Employees

As of December 31, 2009, we had 130 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age

M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	54
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	49
D. Dale Gillette	Vice President of Land and General Counsel	64
Mack D. Good	Chief Operating Officer	60
Stephen E. Neukom	Vice President of Marketing	60
Daniel K. Presley	Vice President of Accounting and Controller	49
Richard D. Singer	Vice President of Financial Reporting	55
David K. Lockett	Director	55
Cecil E. Martin	Director	68
David W. Sledge	Director	53
Nancy E. Underwood	Director	58

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison was Chairman of the Board of Directors of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in August 2008. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also currently serves as a Director of Tidewater Marine, Inc., and on the Advisory Board of the Salvation Army in Dallas, Texas.

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

D. Dale Gillette has been our Vice President of Land and General Counsel since 2006. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 32 years, most recently as a partner with Gardere Wynne Sewell LLP, and before that with Locke Liddell & Sapp LLP. During that time he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

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

Stephen E. Neukom has been our Vice President of Marketing since 1997 and has served as our manager of crude oil and natural gas marketing since December 1996. From October 1994 to 1996, Mr. Neukom served as vice president of Comstock Natural Gas, Inc., our former wholly owned gas marketing subsidiary. Prior to joining us, Mr. Neukom was senior vice president of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

Daniel K. Presley has been our Vice President of Accounting since 1997 and has been with us since December 1989, serving as controller since 1991. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. from Texas A & M University in 1983.

Richard D. Singer has been our Vice President of Financial Reporting since 2005. Mr. Singer has over 30 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from March 2004 to May 2005 and as assistant controller for Santa Fe International Corporation from July 1988 to December 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Outside Directors

David K. Lockett has served as a director since 2001.  Mr. Lockett is a Vice President with Dell Inc. and has held executive management positions in several divisions within Dell since 1991. Mr. Lockett has been employed by Dell Inc. for the past 18 years and has been in the technology industry for the past 33 years. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since 1988.  Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin was a director and chairman of the Audit Committee of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Martin also serves on the board of directors of Crosstex

Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since 1996.  Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in April 2007 and served as a Vice President of Basic Energy Services, Inc. from April 2007 to February 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a Director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

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

If the decline in the price of crude oil or natural gas that first started in 2008 continues again during 2010, the lower prices will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

In the future we may enter into hedging arrangements in order to reduce our exposure to price risks. Such arrangements would limit our ability to benefit from increases in oil and natural gas prices.

The current recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries are in a recession which could last through 2010 and beyond, and the capital markets are experiencing significant volatility. The recession has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the recession could have a further negative impact on oil and natural gas prices. Our operating cash flows and profitability will be significantly affected by declining oil and natural gas prices. Further declines in oil and natural gas prices may also impact the value of our oil and gas reserves, which could result in future impairment charges to reduce the carrying value of our oil and gas properties and our marketable securities. Our future access to capital could be limited due to tightening credit markets and volatile capital markets. If our access to capital is limited, development of our assets may be delayed or limited, and we may not be able to execute our growth strategy.

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

Federal hydraulic fracturing legislation could increase our costs and restrict our access to our oil and gas reserves.

Several proposals are before the United States Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs including the Haynesville shale, Cotton Valley and other tight natural gas reservoirs.

Although it is not possible at this time to predict the final outcome of any legislation regarding hydraulic fracturing, any new federal restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business could significantly increase our operating, capital and compliance costs as well as delay or inhibit our ability to develop our oil and natural gas reserves.

The proposed US federal budget for fiscal year 2011 includes certain provisions that, if passed as originally submitted, will have an adverse effect on us.

On February 1, 2010, the federal government released its proposed budget for fiscal year 2011. The proposed budget contains provisions which would impose new taxes and which would repeal many tax incentives and deductions that are currently used by independent oil and gas producers. The provisions being considered that would impact us are: elimination of the ability to fully deduct intangible drilling costs in the year incurred, repeal of the manufacturing tax deduction for oil and gas companies, increasing the geological and geophysical cost amortization period, and implementation of a fee on non-producing leases located on federal lands. If these proposals are enacted, our current income tax liability will increase, potentially significantly, which would have a negative impact on our cash flow from operating activities. A reduction in operating cash flow could require us to reduce our drilling activities. Since none of these proposals have yet to be included in new legislation, we do not know the ultimate impact they may have on our business.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $470.8 million in debt as of December 31, 2009, and our ratio of total debt to total capitalization was approximately 31%.

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

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the respective indentures governing our 6 7/8% senior notes due 2012 and 8 3/8% senior notes due 2017. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

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

We pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

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

The oil and natural gas industry is highly competitive in the search for and development and acquisition of reserves. Our competitors often include companies that have greater financial and personnel resources than we do. These resources could allow those competitors to price their products and services more aggressively than we can, which could hurt our profitability. Moreover, our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to close transactions in a highly competitive environment.

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

If oil and natural gas prices remain low or continue to decline, we may be required to write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

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

As of December 31, 2009, 45% of our total proved reserves are undeveloped and 10% are developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

If we are unsuccessful at marketing our oil and natural gas at commercially acceptable prices, our profitability will decline.

Our ability to market oil and natural gas at commercially acceptable prices depends on, among other factors, the following:

•	the availability and capacity of gathering systems and pipelines;
•	federal and state regulation of production and transportation;
•	changes in supply and demand; and
•	general economic conditions.

Our inability to respond appropriately to changes in these factors could negatively affect our profitability.

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

In June 2009 the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, has been introduced in the Senate, but has not passed. Both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the United States. Under such system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. The ultimate outcome of these legislative initiatives remain uncertain. In addition to the pending climate legislation, the EPA has issued the Final Mandatory Reporting of Greenhouse Gases Rule, which requires many suppliers of fossil fuels or industrial chemicals, manufacturers of vehicles and engines, and other facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year to begin collecting greenhouse gas emissions data under a new reporting system beginning on January 1, 2010 with the first annual report due March 31, 2011. Although we currently are not required to report under these new regulations, we may be required to do so in the future. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has proposed regulation that would require permits for and reductions in greenhouse gas emissions for certain facilities, and may issue final rules this year. Since all of our crude oil and natural gas production is in the United States, any laws or regulations that may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur increased operating costs, and could have an adverse effect on demand for the crude oil and natural gas we produce.

In January 2010 the Bureau of Land Management announced that it will be issuing a new draft oil and gas leasing policy that will require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources on federal lands, increased public engagement in the development of master leasing and development plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process. As the policy has not yet been released, we are not able to determine the impact these potential leasing policy changes may have on our business.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Future environmental laws and regulations, including proposed legislation regulating climate change, may negatively impact our industry. The costs of compliance with these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

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

		High	Low

2008 —	First Quarter	$40.92	$28.52
	Second Quarter	$85.26	$38.84
	Third Quarter	$90.61	$43.96
	Fourth Quarter	$52.62	$24.34

2009 —	First Quarter	$52.70	$26.62
	Second Quarter	$43.93	$28.13
	Third Quarter	$42.65	$27.88
	Fourth Quarter	$49.14	$35.47

As of February 26, 2010, we had 47,105,606 shares of common stock outstanding, which were held by 263 holders of record and approximately 15,286 beneficial owners who maintain their shares in “street name” accounts.

We have never paid cash dividends on our common stock. We presently intend to retain any earnings for the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant. In addition, we are limited under our bank credit facility and by the terms of the indentures for our senior notes from paying or declaring cash dividends.

During the fourth quarter of 2009, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2009:

	Number of		Number of securities
	securities		authorized for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding outstanding
	warrants and rights	warrants and rights	options, warrants and rights)

Equity compensation plans approved by stockholders	424,620	$23.73	3,447,675

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2009 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During 2008, we divested our interests in offshore operations which were conducted through our subsidiary Bois d’Arc Energy, Inc. (“Bois d’Arc”). Accordingly, we have adjusted the presentation of selected financial data to reflect the offshore operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)

Revenues:
Oil and gas sales	$264,806	$257,218	$331,613	$563,749	$290,863
Gain on sale of assets	—	—	—	26,560	213

Total revenues	264,806	257,218	331,613	590,309	291,076
Operating expenses:
Oil and gas operating(1)	44,267	53,903	64,791	86,730	69,179
Exploration	16,899	1,424	7,039	5,032	907
Depreciation, depletion and amortization	53,123	75,278	125,349	182,179	213,238
Impairment of oil and gas properties	3,400	8,812	482	922	115
General and administrative, net	14,686	20,395	27,813	32,266	39,172

Total operating expenses	132,375	159,812	225,474	307,129	322,611

Income (loss) from operations	132,431	97,406	106,139	283,180	(31,535)
Other income (expenses):
Interest income	388	682	877	1,537	245
Other income	209	184	144	119	133
Interest expense	(20,266)	(20,733)	(32,293)	(25,336)	(16,086)
Marketable securities impairment	—	—	—	(162,672)	—
Gain (loss) from derivatives	(13,556)	10,716	—	—	—

Total other income (expense)	(33,225)	(9,151)	(31,272)	(186,352)	(15,708)

Income (loss) from continuing operations before income taxes	99,206	88,255	74,867	96,828	(47,243)
Benefit from (provision for) income taxes	(36,525)	(34,190)	(29,223)	(38,611)	10,772

Income (loss) from continuing operations	62,681	54,065	45,644	58,217	(36,471)
Income (loss) from discontinued operations	(2,202)	16,600	23,257	193,745 (2)	—

Net income (loss)	$60,479	$70,665	$68,901	$251,962	$(36,471)

Basic net income (loss) per share:
Continuing operations	$1.57	$1.25	$1.03	$1.27	$(0.81)
Discontinued operations	(0.06)	0.38	0.52	4.23	—

	$1.51	$1.63	$1.55	$5.50	$(0.81)

Diluted net income (loss) per share:
Continuing operations	$1.51	$1.22	$1.01	$1.26	$(0.81)
Discontinued operations	(0.06)	0.38	0.52	4.20	—

	$1.45	$1.60	$1.53	$5.46	$(0.81)

Weighted average shares outstanding:
Basic	39,216	42,220	43,415	44,524	45,004

Diluted	40,852	43,252	44,080	44,813	45,004

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Includes gain of $158.1 million, net of income taxes of $85.3 million, from the sale of our offshore operations.

Balance Sheet Data:

	As of December 31,
	2005	2006	2007	2008	2009
			(In thousands)

Cash and cash equivalents	$89	$1,228	$5,565	$6,281	$90,472
Property and equipment, net	706,928	917,854	1,310,559	1,444,715	1,576,287
Net assets of discontinued operations	252,258	913,478	981,682	—	—
Total assets	1,016,663	1,878,125	2,354,387	1,577,890	1,858,961
Total debt	243,000	355,000	680,000	210,000	470,836
Stockholders’ equity	582,859	902,912	1,039,085	1,062,085	1,066,111

Cash Flow Data:

	Year Ended December 31,
	2005	2006	2007	2008	2009
			(In thousands)

Cash flows provided by operating activities from continuing operations	$173,193	$186,169	$201,539	$450,533	$176,257
Cash flows used for investing activities from continuing operations	(327,234)	(281,505)	(531,493)	(289,194)	(348,777)
Cash flows provided by (used for) financing activities from continuing operations	2,127	132,882	334,357	(452,883)	256,711
Cash flows provided by (used for) discontinued operations	150,747	(36,407)	(66)	292,260	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,641 (903.4 net to us) producing oil and natural gas wells and we operate 950 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our offshore operations were historically conducted through our subsidiary, Bois d’Arc. Bois d’Arc was acquired by Stone Energy Corporation (“Stone”) in exchange for a combination of cash and shares of Stone common stock on August 28, 2008. Our offshore operations are presented as discontinued operations in our financial statements for all periods presented. Unless indicated otherwise, the amounts in the accompanying tables and discussion relate to our continuing onshore operations. In 2008, we recorded an impairment of $162.7 million ($105.8 million after income taxes) to reduce our carrying value for our investment in Stone common stock to fair market value.

Our future growth will be driven primarily by acquisition, development and exploration activities. In 2009 our growth in production and proved reserves was primarily driven by our successful drilling activities in the Haynesville shale formation. Under our current drilling budget, we plan to spend approximately $385.0 million in 2010 for development and exploration activities which will primarily be focused on developing our Haynesville shale properties. We plan to drill approximately 59 wells (42.6 net to us) in 2010. Fifty-six of these wells will be horizontal Haynesville shale wells. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not budget for acquisitions as the timing and size of acquisitions are not predictable.

We use the successful efforts method of accounting, which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Like all oil and natural gas exploration and production companies, we face the constant challenge of replacing our reserves. Although in the past we have offset the effect of declining production rates from existing properties through successful acquisition and drilling efforts, there can be no assurance that we will be able to continue to offset production declines or maintain production at current rates through future acquisitions or drilling activity. Our future growth will depend on our ability to continue to add new reserves in excess of production.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $6.6 million as of December 31, 2009.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our operating data for 2008 and 2009 is summarized below:

	Year Ended December 31,
	2008	2009

Net Production Data:
Natural gas (MMcf)	53,867	60,820
Oil (MBbls)	1,009	775
Natural gas equivalent (MMcfe)	59,923	65,468
Average Sales Price:
Oil ($/Bbl)	$87.15	$50.94
Natural gas ($/Mcf)	$8.92	$3.70
Natural gas including hedging ($/Mcf)	$8.83	$4.13
Average equivalent price ($/Mcfe)	$9.49	$4.04
Average equivalent price including hedging ($/Mcfe)	$9.41	$4.44
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.45	$1.06
Depreciation, depletion and amortization(2)	$3.03	$3.25

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales decreased $272.8 million (48%) in 2009 to $290.9 million from sales of $563.7 million in 2008. This decrease primarily reflects lower prices realized by us for natural gas and crude oil in 2009. The average price for natural gas realized by us decreased by 53% in 2009 as compared to 2008. Prices for crude oil decreased by 42% in 2009 as compared to 2008. Our production in 2009 increased by 9% over 2008’s production as our successful drilling in the Haynesville shale more than replaced the declines from our existing producing properties.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, decreased $17.5 million (20%) to $69.2 million in 2009 from operating expenses of $86.7 million in 2008. Oil and gas operating expenses per equivalent Mcf produced decreased to $1.06 as compared to $1.45 in 2008. The decrease in operating costs mainly reflects lower production taxes resulting from the lower oil and natural gas prices.

Exploration expense.  We had $0.9 million in exploration expense in 2009 as compared to $5.0 million in 2008. Exploration expense in 2009 primarily related to costs incurred for the acquisition of seismic data. Exploration expense in 2008 includes the cost of one exploratory dry hole, leasehold impairments and cost incurred for seismic data acquisition.

Depreciation, depletion and amortization expense (“DD&A”).  DD&A increased $31.0 million (17%) to $213.2 million in 2009 from DD&A of $182.2 million in 2008. Our DD&A rate per Mcfe produced averaged $3.25 in 2009 as compared to $3.03 for 2008. DD&A increased due to our higher production level and an increase in the amortization rate.

Impairment of oil and gas properties.  We recorded impairments to our oil and gas properties of $0.1 million in 2009 as compared to impairment expense of $0.9 million in 2008. The impairments in 2009 and 2008 relate to fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expenses of $39.2 million for 2009 were 21% higher than general and administrative expenses of $32.3 million for 2008. The increase primarily reflects our higher personnel costs in 2009 due to increased staffing necessary to support our exploration and development activities and an increase of $3.5 million in our stock-based compensation in 2009 as compared to 2008.

Interest expense.  Interest expense decreased $9.2 million (37%) to $16.1 million in 2009 from interest expense of $25.3 million in 2008. The decrease was primarily the result of our lower outstanding borrowings and our lower average interest rates in 2009 as well as an increase in capitalized interest related to our unevaluated properties during 2009. Average borrowings under our bank credit facility decreased to $116.8 million in 2009 as compared to $301.5 million for 2008. The average interest rate on the outstanding borrowings under our credit facility decreased to 2.1% in 2009 as compared to 4.5% in 2008. Interest expense in 2009 also includes $6.1 million related to the issuance of $300.0 million of 8 3/8% senior notes in October 2009. We capitalized interest of $6.6 million and $2.3 million in 2009 and 2008, respectively, which reduced interest expense.

Income taxes.  Income tax expense from continuing operations decreased in 2009 to a benefit of $10.8 million from a provision of $38.6 million in 2008. Our effective tax rate of 22.8% in 2009 and our effective tax rate of 39.9% in 2008 differed from federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Income (loss).  We reported a loss of $36.5 million for 2009 as compared to income from continuing operations of $58.2 million for 2008. The loss per diluted share for 2009 was $0.81 on weighted average shares outstanding of 45.0 million as compared to income per share $1.26 for 2008 on weighted average diluted shares outstanding of 44.8 million. The loss in 2009 was primarily attributable to the declines in oil and natural gas prices that we realized.

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

Oil and gas sales.  Our oil and gas sales increased $232.1 million (70%) in 2008 to $563.7 million from $331.6 million in 2007. The increase in our sales is primarily due to a 32% increase in our production combined with stronger oil and natural gas prices in 2008. Our realized oil price in 2008 increased by 43% and our realized natural gas price increased by 28% as compared to 2007. Production in 2008 increased by

15% over 2007 as the result of an acquisition of producing properties in South Texas which closed in December 2007. Our successful drilling activity replaced declines from our existing producing properties and accounted for the remaining 17% production increase in 2008.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $21.9 million (34%) to $86.7 million in 2008 from $64.8 million in 2007. Oil and gas operating expenses per equivalent Mcf produced increased $0.02 to $1.45 in 2008 as compared to $1.43 in 2007. The increase in operating costs is due to the start-up of new wells and higher production and ad valorem taxes due to increased oil and gas prices.

Exploration expense.  In 2008, we incurred $5.0 million in exploration expense as compared to $7.0 million in 2007. Exploration expense in 2008 primarily relates to one dry hole drilled, the impairment of unevaluated leases and the acquisition of seismic data. Exploration expense in 2007 included costs for four dry holes, leasehold impairments and costs incurred for seismic data acquisition.

DD&A.  DD&A increased $56.9 million (45%) to $182.2 million in 2008 from $125.3 million in 2007. This increase resulted from our 32% increase in production in 2008 as compared to 2007 and an increase in our average DD&A rate from $2.76 to $3.03 per Mcfe produced. The increase in the average DD&A rate results from the higher finding costs associated with our property acquisitions and exploration and development activities in 2007 and 2008.

Impairment of oil and gas properties.  We recorded impairments to our oil and gas properties of $0.9 million in 2008 and $0.5 million in 2007. The impairments in 2008 and 2007 relate to fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expenses increased $4.5 million (16%) in 2008 to $32.3 million from $27.8 million in 2007. The increase primarily reflects higher personnel costs resulting from increased hiring to support our operating activities and an increase of $1.5 million in stock based compensation in 2008 as compared to 2007.

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

Impairment of marketable securities.  We received shares of common stock of Stone from the sale of Bois d’Arc which were initially valued at $211.4 million. Subsequent to August 2008, the market value of the Stone shares declined significantly. We recognized an impairment charge of $162.7 million in the fourth quarter of 2008 based upon our assessment that this decline is other than temporary.

Income taxes.  Income tax expense related to continuing operations increased by $9.4 million to $38.6 million in 2008 from $29.2 million for 2007. Higher income tax expenses in 2008 are primarily due to our higher income. Our effective tax rate of 39.9% for continuing operations in 2008 was comparable to our effective tax rate in 2007 of 39.0%.

Income from continuing operations.  We reported income from continuing operations of $58.2 million in 2008, as compared to $45.6 million for 2007. The income per diluted share from continuing operations for

2008 was $1.26 on weighted average diluted shares outstanding of 44.8 million as compared to $1.01 for 2007 on weighted average diluted shares outstanding of 44.1 million. The higher income from continuing operations in 2008 results from higher oil and gas sales reflecting increased production and significantly higher oil and natural gas prices received. Higher revenues were only partially offset by higher operating costs, DD&A expense and general and administrative expense. Impairments of $163.6 million in 2008 reduced our income from continuing operations by $106.4 million.

Income from discontinued operations.  Income from discontinued operations was $193.7 million in 2008 as compared to $23.3 million in 2007. The increase in income from discontinued operations in 2008 reflects the higher oil and gas prices in 2008 offset in part by higher operating and exploration expenses of the offshore operations. Also included in income from discontinued operations in 2008 is a net gain, after income taxes, of $158.1 million as a result of the sale of our interest in Bois d’Arc.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. Our net cash provided by operating activities from continuing operations in 2009 totaled $176.3 million. Our other primary source of funds in 2009 was $289.2 million of net proceeds from the issuance of senior notes and $135.0 million of borrowings under our bank credit facility. A portion of the cash proceeds from our senior notes offering in 2009 was used to repay the balance outstanding on our bank credit facility. In 2008, our net cash flow provided by operating activities from continuing operations totaled $450.5 million. Our other primary source of funds in 2008 was the after tax proceeds of $421.8 million from the disposition of assets, including sale of our offshore operations. In 2007, our net cash flow provided by operating activities from continuing operations totaled $201.5 million. Our other primary source of funds in 2007 was a net increase of $325.0 million under our bank credit facility.

Our cash flow from operating activities from continuing operations in 2009 decreased by $274.2 million to $176.3 million as compared to 2008 primarily due to lower revenues which were primarily attributable to the lower natural gas and crude oil prices we realized during 2009. Our cash flow from operating activities from continuing operations in 2008 increased by $249.0 million to $450.5 million as compared to $201.5 million in 2007 primarily due to higher revenues which were attributable to our increased production and higher oil and natural gas prices.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties, and the repayment of our debt. In 2009, our capital expenditures of $344.8 million decreased by $81.6 million as compared to 2008 capital expenditures of $426.4 million. During 2009 we initially funded our capital expenditures with operating cash flow and borrowings of $135.0 million under our bank credit facility. In October 2009 we issued $300.0 million of 8 3/8% senior notes due in 2017 and used the net proceeds from this offering of $289.2 to pay down the balance outstanding under our bank credit facility and to fund current and future capital expenditures. In 2008, we reduced the amount outstanding under our bank credit facility by $470.0 million, primarily by using the proceeds from our asset sales. Our capital expenditures in 2008 of $426.4 million decreased by $100.6 million from 2007 capital expenditures of $527.0 million. Capital expenditures in 2007 included $191.3 million for acquisitions of producing oil and gas properties. In 2008, we spent $113.0 million to acquire unevaluated acreage primarily relating to the exploration of the Haynesville shale formation. We did not acquire any producing oil and natural gas properties in 2008 or 2009.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2007	2008	2009
	(In thousands)

Exploration and development:
Acquisitions of proved oil and gas properties	$191,290	$—	$—
Acquisitions of unproved oil and gas properties	6,202	113,023	26,040
Developmental leasehold costs	2,780	6,242	1,898
Development drilling	302,355	230,604	205,901
Exploratory drilling	14,289	61,113	101,049
Workovers and recompletions	8,799	14,248	9,579

	525,715	425,230	344,467
Other	1,257	1,171	374

Total	$526,972	$426,401	$344,841

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $385.0 million for development and exploration projects in 2010, which will be funded primarily by cash flows from operating activities and cash on hand. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices and, in particular, natural gas prices.

We do not have a specific acquisition budget for 2010 because the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2009 the borrowing base was $500.0 million, all of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2009.

We have $175.0 million of 6 7/8% senior notes outstanding which are due March 1, 2012. Interest is payable semiannually on each March 1 and September 1. We also have $300.0 million of 8 7/8% senior notes outstanding which are due October 15, 2017. Interest is payable semiannually on each October 15 and April 15. The senior notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2010	2011	2012	2013	2014	Thereafter	Total
			(In thousands)

6 7/8% senior notes	$—	$—	$175,000	$—	$—	$—	$175,000
8 3/8% senior notes	—	—	—	—	—	300,000	300,000
Interest on debt	37,156	37,156	27,136	25,125	25,125	70,141	221,839
Operating leases	1,701	1,701	1,701	1,701	1,200	2,000	10,004
Natural gas transportation agreements	7,153	7,434	7,434	6,157	2,729	5,959	36,866
Contracted drilling services	50,771	32,151	14,292	—	—	—	97,214

	$96,781	$78,442	$225,563	$32,983	$29,054	$378,100	$840,923

Future interest costs are based upon the effective interest rates of our outstanding senior notes.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2014. We record a separate liability for the fair value of these asset retirement obligations which totaled $6.6 million as of December 31, 2009.

Federal Taxation

Our federal income tax returns for the years ended December 31, 2006 and 2007 were recently under examination by the Internal Revenue Service, and these examinations have been closed with no additional tax liability. Our federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. We currently believe that our significant filing positions are highly certain and that all of our significant income tax filing positions and deductions would be sustained upon audit. Therefore, we have no significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

At December 31, 2009, we had federal income tax net operating loss carryforwards of approximately $40.2 million. We have established a $23.0 million valuation allowance against a portion of the net operating loss carryforwards that we acquired in an acquisition due to a “change in control” limitation which will prevent us from fully realizing these carryforwards. The carryforwards expire from 2017 through 2021. The realization of these carryforwards depends on our ability to generate future taxable income in order to utilize these carryforwards.

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

Impairment of oil and gas properties.  We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year.

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

Stock-based compensation.  We follow the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

New accounting standards.  In December 2007, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance, which we adopted January 1, 2009, requiring reporting entities to present noncontrolling minority interests as a component of stockholder’s equity instead of a liability and providing guidance on the accounting for transactions between an entity and noncontrolling interests.

In September 2008, the FASB issued new guidance which requires that unvested share-based payment awards containing nonforfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Earnings per share data for all periods presented have been adjusted retrospectively for the effects of this new guidance.

In December 2008, the SEC released the Final Rule, “Modernization of Oil and Gas Reporting” (the “Final Rule”) which revises oil and gas reserve estimations and reporting disclosures. This release permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The revised rules also limit the inclusion of proved undeveloped reserves to those that can be developed within a five year period unless specific circumstances justify a longer time. The Final Rule also allows companies to disclose their probable and possible oil and gas reserves. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its oil and gas reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and gas reserves using an average price based upon the average first of the month prior twelve month period rather than a year end price. In October 2009 the SEC staff issued Staff Accounting Bulletin 113 to modify Topic 12, Oil and Gas Producing Activities, in order to conform financial reporting practices for public companies with the Final Rule. In January 2010 the FASB issued new accounting guidance to align the reserve calculation and disclosure requirements within generally accepted accounting principles with the Final Rule. All of these rule changes became effective on December 31, 2009. We have adopted these changes and conformed our reserve estimation and disclosure practices in accordance with the guidance contained in all of these releases.

Related Party Transactions

In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any business transactions with our significant stockholders or any other related parties.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2009, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $53.0 million.

We hedged approximately 10% of our price risks associated with our natural gas sales during 2009. Because our swap agreements were designated as hedge derivatives, changes in their fair value generally were reported as a component of accumulated other comprehensive loss until the related sales of production occurred. At that time, the realized hedge derivative gain or loss was transferred to oil and gas sales in our consolidated income statement. None of our derivative contracts had margin requirements or collateral provisions that could have required funding prior to the scheduled cash settlement date. We had no crude oil or natural gas derivative financial instruments outstanding as of December 31, 2009 and none of our oil or gas production is hedged in 2010 or thereafter.

Interest Rates

At December 31, 2009, we had $470.8 million of long-term debt. Of this amount, $175.0 million bears interest at a fixed rate of 6 7/8% and $295.8 million bears interest at 8 3/8% (with an effective interest rate of 8 5/8%). The fair market value of our fixed rate debt as of December 31, 2009 was $479.9 million based on the market price of 102% of the face amount. At December 31, 2009, we had no amounts outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. We had no interest rate derivatives outstanding during 2009 or at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-28 of this report.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 26, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business — Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2009.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2010 annual meeting, which will be filed with the SEC within 120 days of December 31, 2009, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-28 of this report:

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.1	Rights Agreement dated as of December 14, 2000, by and between Comstock and American Stock Transfer and Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 1 to our Registration Statement on Form 8-A dated January 11, 2001).
4.2	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock (incorporated by reference to Exhibit 2 to our Registration Statement on Form 8-A dated January 11, 2001).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit No.	Description

4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.8	Indenture dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for debt securities (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 9, 2009).
4.9	First Supplemental Indenture, dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 9, 2009).
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated May 19, 2009).
10.4#*	Form of Restricted Stock Agreement under the Comstock Resources, Inc. 2009 Long-term Incentive Plan.
10.5	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.6	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.7	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.8	Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit No.	Description

10.9	Fourth Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.10	Second Amended and Restated Credit Agreement, dated December 15, 2006, among Comstock, as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica Bank, Fortis Capital Corp., and Union Bank of California, N.A. as co-documentation agents (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2006).
10.11	First Amendment to Second Amended and Restated Credit Agreement dated April 30, 2008, among Comstock as the borrower, the lenders, from time to time thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.2 to our Quarterly report on Form 10-Q for the quarter ended March 31, 2008).
10.12	Second Amendment to Second Amended and Restated Credit Agreement dated May 1, 2009, among Comstock as the borrower, the lenders, from time to time thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.13	Third Amendment to Second Amended and Restated Credit Agreement dated October 5, 2009, among Comstock as the borrower, the lenders, from time to time thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated October 6, 2009).
10.14*	Base Contract for Sale and Purchase of Natural Gas between Comstock Oil & Gas-Louisiana, LLC and BP Energy Company dated November 7, 2008, as amended by Third Amended and Restated Special Provisions dated January 5, 2010.
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2009.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 26, 2010

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 26, 2010

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 26, 2010

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 26, 2010

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 26, 2010

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 26, 2010

COMSTOCK RESOURCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2008 and 2009, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2009 the Company adopted new accounting standards relating to the manner in which basic and diluted earnings per share are calculated and the presentation of noncontrolling interests in consolidated subsidiaries, and changed its oil and gas reserves and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 26, 2010

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2009

	December 31,
	2008	2009
	(In thousands)

ASSETS
Cash and Cash Equivalents	$6,281	$90,472
Accounts Receivable:
Oil and gas sales	34,401	31,435
Joint interest operations	7,876	8,845
Marketable Securities	48,868	95,973
Derivative Financial Instruments	13,974	—
Current Income Taxes Receivable	1,824	42,402
Deferred Income Taxes Receivable	4,995	—
Other Current Assets	11,809	4,259

Total current assets	130,028	273,386
Property and Equipment:
Unevaluated oil and gas properties	116,489	130,364
Oil and gas properties, successful efforts method	1,960,544	2,289,571
Other	6,162	6,477
Accumulated depreciation, depletion and amortization	(638,480)	(850,125)

Net property and equipment	1,444,715	1,576,287
Other Assets	3,147	9,288

	$1,577,890	$1,858,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$99,460	$67,488
Deferred Income Taxes Payable	—	6,588
Accrued Expenses	14,995	20,695

Total current liabilities	114,455	94,771
Long-term Debt	210,000	470,836
Deferred Income Taxes Payable	185,870	220,682
Reserve for Future Abandonment Costs	5,480	6,561

Total liabilities	515,805	792,850
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 75,000,000 shares authorized, 46,442,595 and 47,103,770 shares issued and outstanding at December 31, 2008 and 2009, respectively	23,221	23,552
Additional paid-in capital	415,875	434,505
Accumulated other comprehensive income	9,083	30,619
Retained earnings	613,906	577,435

Total stockholders’ equity	1,062,085	1,066,111

	$1,577,890	$1,858,961

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$331,613	$563,749	$290,863
Gain on sale of assets	—	26,560	213

Total revenues	331,613	590,309	291,076

Operating expenses:
Oil and gas operating	64,791	86,730	69,179
Exploration	7,039	5,032	907
Depreciation, depletion and amortization	125,349	182,179	213,238
Impairment of oil and gas properties	482	922	115
General and administrative, net	27,813	32,266	39,172

Total operating expenses	225,474	307,129	322,611

Operating income (loss) from continuing operations	106,139	283,180	(31,535)
Other income (expenses):
Interest income	877	1,537	245
Other income	144	119	133
Interest expense	(32,293)	(25,336)	(16,086)
Marketable securities impairment	—	(162,672)	—

Total other income (expenses)	(31,272)	(186,352)	(15,708)

Income (loss) from continuing operations before income taxes	74,867	96,828	(47,243)
Benefit from (provision for) income taxes	(29,223)	(38,611)	10,772

Income (loss) from continuing operations	45,644	58,217	(36,471)
Income from discontinued operations	23,257	193,745	—

Net income (loss)	$68,901	$251,962	$(36,471)

Basic net income (loss) per share:
Continuing operations	$1.03	$1.27	$(0.81)
Discontinued operations	0.52	4.23	—

	$1.55	$5.50	$(0.81)

Diluted net income (loss) per share:
Continuing operations	$1.01	$1.26	$(0.81)
Discontinued operations	0.52	4.20	—

	$1.53	$5.46	$(0.81)

Weighted average shares outstanding:
Basic	43,415	44,524	45,004

Diluted	44,080	44,813	45,004

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2008 and 2009

						Non-
					Accumulated	Controlling
		Common	Additional		Other	Interest in
	Common	Stock-	Paid-in	Retained	Comprehensive	Discontinued
	Shares	Par Value	Capital	Earnings	Income	Operations	Total
	(In thousands)

Balance at December 31, 2006	44,395	$22,197	$367,323	$293,043	$—	$220,349	$902,912
Exercise of stock options and warrants	596	298	2,571	—	—	—	2,869
Stock-based compensation	437	219	10,570	—	—	—	10,789
Tax benefit of stock-based compensation	—	—	6,522	—	—	—	6,522
Net income	—	—	—	68,901	—	—	68,901
Minority interest in earnings of Bois d’Arc	—	—	—	—	—	39,905	39,905
Stock issuances by Bois d’Arc	—	—	—	—	—	756	756
Stock repurchases by Bois d’Arc	—	—	—	—	—	(1,942)	(1,942)
Stock-based compensation of Bois d’Arc	—	—	—	—	—	8,373	8,373

Balance at December 31, 2007	45,428	22,714	386,986	361,944	—	267,441	1,039,085
Exercise of stock options and warrants	591	295	8,033	—	—	—	8,328
Stock-based compensation	423	212	12,051	—	—	—	12,263
Tax benefit of stock-based compensation	—	—	8,805	—	—	—	8,805
Net income	—	—	—	251,962	—	—	251,962
Unrealized hedging gain, net of income taxes	—	—	—	—	9,083	—	9,083

Total comprehensive income	—	—	—	—	—	—	261,045
Minority interest in earnings of Bois d’Arc	—	—	—	—	—	46,883	46,883
Stock issuances by Bois d’Arc	—	—	—	—	—	4,612	4,612
Stock repurchases by Bois d’Arc	—	—	—	—	—	(3,009)	(3,009)
Stock-based compensation of Bois d’Arc	—	—	—	—	—	19,294	19,294
Sale of shares of Bois d’Arc	—	—	—	—	—	(335,221)	(335,221)

Balance at December 31, 2008	46,442	23,221	415,875	613,906	9,083	—	1,062,085
Exercise of stock options and warrants	113	57	2,024	—	—	—	2,081
Stock-based compensation	549	274	15,509	—	—	—	15,783
Tax benefit of stock-based compensation	—	—	1,097	—	—	—	1,097
Net loss	—	—	—	(36,471)	—	—	(36,471)
Unrealized hedging loss, net of income taxes	—	—	—	—	(9,083)	—	(9,083)
Unrealized gain on marketable securities, net of income taxes	—	—	—	—	30,619	—	30,619

Total comprehensive loss	—	—	—	—	—	—	(14,935)

Balance at December 31, 2009	47,104	$23,552	$434,505	$577,435	$30,619	$—	$1,066,111

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2008 and 2009

	2007	2008	2009
	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS —
Cash Flows From Operating Activities:
Net income (loss)	$68,901	$251,962	$(36,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(23,257)	(193,745)	—
Gain on sale of assets	—	(26,560)	(213)
Impairment of marketable securities	—	162,672	—
Impairment of oil and gas properties	482	922	115
Deferred income taxes	25,543	43,620	30,796
Dry hole costs and leasehold impairments	6,846	4,113	—
Depreciation, depletion and amortization	125,349	182,179	213,238
Debt issuance costs and discount amortization	810	810	1,162
Stock-based compensation	10,789	12,263	15,783
Excess tax benefit from stock-based compensation	(6,522)	(8,805)	(1,097)
Decrease (increase) in accounts receivable	(11,605)	6,418	1,997
Increase in other current assets	(230)	(9,646)	(27,927)
Increase (decrease) in accounts payable and accrued expenses	4,433	24,330	(21,126)

Net cash provided by operating activities from continuing operations	201,539	450,533	176,257

Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(531,493)	(418,730)	(349,987)
Proceeds from asset sales	—	129,536	1,210

Net cash used for investing activities from continuing operations	(531,493)	(289,194)	(348,777)

Cash Flows From Financing Activities:
Borrowings	325,000	85,000	430,713
Principal payments on debt	—	(555,000)	(170,000)
Debt issuance costs	(34)	(16)	(7,180)
Proceeds from common stock issuances	2,869	8,328	2,081
Excess tax benefit from stock-based compensation	6,522	8,805	1,097

Net cash provided by (used for) financing activities from continuing operations	334,357	(452,883)	256,711

Net cash provided by (used for) continuing operations	4,403	(291,544)	84,191

CASH FLOWS FROM DISCONTINUED OPERATIONS —
Net Cash Provided by Operating Activities	235,412	240,332	—
Cash Flows From Investing Activities:
Proceeds from sale of Bois d’Arc Energy, net of income taxes	—	292,260	—
Capital expenditures	(213,878)	(159,368)	—

Net cash provided by (used for) investing activities	(213,878)	132,892	—
Net Cash Used for Financing Activities	(21,600)	(80,964)	—

Net cash provided by (used for) discontinued operations	(66)	292,260	—

Net increase in cash and cash equivalents	4,337	716	84,191
Cash and cash equivalents, beginning of year	1,228	5,565	6,281

Cash and cash equivalents, end of year	$5,565	$6,281	$90,472

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The Company’s operations are primarily focused in Texas and Louisiana. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, “Comstock” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Discontinued Offshore Operations

On August 28, 2008, the Company’s subsidiary, Bois d’Arc Energy, Inc. (“Bois d’Arc”) completed a merger with Stone Energy Corporation (“Stone”) pursuant to which each outstanding share of the common stock of Bois d’Arc was exchanged for cash in the amount of $13.65 per share and 0.165 shares of Stone common stock. Prior to the merger, Comstock conducted all of its offshore operations through Bois d’Arc. As a result of the merger, Comstock received net proceeds of $439.0 million in cash and 5,317,069 shares of Stone common stock in exchange for its interest in Bois d’Arc. As a result of the merger of Bois d’Arc and Stone, the consolidated financial statements and the related notes thereto present the Company’s offshore operations as a discontinued operation. No general and administrative or interest costs incurred by Comstock have been allocated to the discontinued operations during the periods presented. Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company’s continuing operations.

The merger of Bois d’Arc with Stone resulted in Comstock recognizing a gain on the disposal of the discontinued operations in the three months ended September 30, 2008 of $158.1 million, after income taxes of $85.3 million and the Company’s share of transaction-related costs incurred by Bois d’Arc of $11.7 million. Transaction-related costs incurred by Bois d’Arc included accounting, legal and investment banking fees, change-in-control and other compensation costs that became obligations as a result of the merger.

Income from discontinued operations is comprised of the following:

	For the Year Ended December 31,
	2007	2008
	(In thousands)

Oil and gas sales	$355,460	$360,719
Total operating expenses	(228,364)	(198,894)

Operating income from discontinued operations	127,096	161,825
Other income (expense)	(7,980)	(2,630)
Provision for income taxes	(55,954)	(76,626)
Minority interest in earnings	(39,905)	(46,883)

Income from discontinued operations, excluding gain on sale	23,257	35,686
Gain on sale of discontinued operations, net of income taxes of $85,327	—	158,059

Income from discontinued operations	$23,257	$193,745

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Marketable Securities

Marketable securities are recorded at fair value, and temporary unrealized holding gains and losses are recorded, net of income tax, as a separate component of accumulated other comprehensive income. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Comstock considers several factors to determine whether a loss is other than temporary. These factors include but are not limited to: (i) the length of time a security is in an unrealized loss position, (ii) the extent to which fair value is less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for using the specific identification method.

The Company received shares of Stone common stock as part of the proceeds from the sale of its interest in Bois d’Arc. The Company does not exert influence over the operating and financial policies of Stone and has classified its investment in these shares as an available-for-sale security in the accompanying consolidated balance sheet. Prior to the lapse of certain trading restrictions in August 2009, the fair value of the Stone common stock included a discount to the public market price to reflect certain trading restrictions.

When the Stone shares were acquired in August 2008, the value was determined to be $211.4 million by an independent valuation specialist. As of December 31, 2008 the estimated fair value of the Stone shares had fallen to $48.9 million. Comstock determined that this decline in the fair value of the Stone common

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock in 2008 was not temporary, which resulted in the recognition of an impairment charge of $162.7 million before income taxes in 2008. As of December 31, 2009, the estimated fair value of the Stone shares, based on the market price for the shares, was $96.0 million after recognizing an unrealized gain before income taxes of $47.1 million.

Other Current Assets

Other current assets at December 31, 2008 and 2009 consist of the following:

	As of December 31,
	2008	2009
	(In thousands)

Drilling advances	$5,273	$ 195
Prepaid expenses	358	523
Pipe inventory	6,172	2,060
Production tax refunds receivable	—	1,480
Other	6	1

	$11,809	$ 4,259

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period, for periods prior to December 31, 2009, and an average price based on the first day of

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each month of the year commencing with December 31, 2009. The Company recognized impairment charges related to its oil and gas properties of $0.5 million, $0.9 million and $0.1 million in 2007, 2008, and 2009, respectively.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and interests in private aircraft which are depreciated over estimated useful lives ranging from five to 31 1/2 years on a straight-line basis.

Reserve for Future Abandonment Costs

The Company records a liability in the period in which an asset retirement obligation is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter this liability is accreted up to the final retirement cost. Accretion of the discount is included as part of depreciation, depletion and amortization in the accompanying consolidated financial statements. The Company’s asset retirement obligations relate to future plugging and abandonment costs of its oil and gas properties and related facilities disposal.

The following table summarizes the changes in the Company’s total estimated liability:

	2007	2008	2009
	(In thousands)

Reserve for Future Abandonment Costs at beginning of the year	$9,052	$7,512	$5,480
New wells placed on production and changes in estimates	(2,179)	(1,537)	853
Acquisition liabilities assumed	774	—	—
Liabilities settled and assets disposed of	(684)	(939)	(86)
Accretion expense	549	444	314

Reserve for Future Abandonment Costs at end of the year	$7,512	$5,480	$6,561

Other Assets

Other assets primarily consist of deferred costs associated with issuance of the Company’s senior notes and bank credit facility. These costs are amortized over the life of the senior notes and the life of the bank credit facility on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

Stock-based Compensation

The Company follows the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Excess tax benefits on stock-based compensation are recognized as an increase to additional paid-in capital and as a part of cash flows from financing activities. Comstock’s excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $6.5 million, $8.8 million and $1.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil and natural gas.

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments (including certain derivative instruments embedded in other contracts) as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

Major Purchasers

In 2009 the Company had two purchasers of its oil and natural gas production that accounted for 22% and 11%, respectively, of total oil and gas sales. In 2008, the Company had three purchasers of its oil and natural gas production that accounted for 14%, 12% and 11%, respectively, of total oil and gas sales. In 2007, the Company had three purchasers of its oil and natural gas production that accounted for 15%, 11% and 11%, respectively, of total oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2008 or 2009.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $9.3 million, $10.1 million and $10.2 million in 2007, 2008 and 2009, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change in rate is enacted.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. On January 1, 2009, the Company adopted new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) which requires that unvested share-based payment awards containing nonforfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Earnings per share data for all periods presented have been adjusted retrospectively for the effects of this new guidance. The effect of adoption in each year was as follows:

	Year Ended December 31,
	2007	2008
	Increase (decrease) from previously reported amounts
Basic net income per share:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	(0.02)	(0.12)

	$(0.04)	$(0.16)

Diluted net income per share:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	0.01	(0.05)

	$(0.01)	$(0.07)

Basic and diluted earnings per share for 2007, 2008 and 2009 were determined as follows:

	2007			2008			2009
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)

Income (Loss) From Continuing Operations	$45,644			$58,217			$(36,471)
Income Allocable to Unvested Stock Grants	(1,088)			(1,648)			—

Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$44,556	43,415	$1.03	$56,569	44,524	$1.27	$(36,471)	45,004	$(0.81)

Effect of Dilutive Securities:
Stock Options	—	665		—	289		—	—

Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$44,556	44,080	$1.01	$56,569	44,813	$1.26	$(36,471)	45,004	$(0.81)

Income from Discontinued Operations	$23,257			$193,745
Income Allocable to Unvested Stock Grants	(554)			(5,486)

Basic Income from Discontinued Operations Attributable to Common Stock	$22,703	43,415	$0.52	$188,259	44,524	$4.23

Effect of Dilutive Securities:
Stock Options	—	665		—	289

Diluted Income from Discontinued Operations Attributable to Common Stock	$22,703	44,080	$0.52	$188,259	44,813	$4.20

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2007	2008	2009
	(In thousands)

Unvested restricted stock	1,060	1,297	1,583

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2007	2008	2009
	(In thousands except per share data)

Weighted average anti-dilutive stock options	235	40	447
Weighted average exercise price	$32.60	$54.36	$24.93

Such options were excluded as anti-dilutive to earnings per share due to the net loss in 2009. In 2008, the excluded options that were anti-dilutive were at exercise prices in excess of the average actual stock price for the period.

At December 31, 2008 and 2009, 1,691,750 and 2,036,450 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

Fair Value Measurements

The Company holds certain items that are required to be measured at fair value. These include cash equivalents held in money market funds, marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to August 2009, the fair value of the Stone common stock recorded by the Company included a discount from the quoted public market price to reflect the impact of trading restrictions. The Company determined the impact of the trading restrictions on the fair value of the Stone common stock utilizing a standard option pricing model based on inputs that were either readily available in public markets or which could be derived from information available in publicly quoted markets. Accordingly, the Company categorized the Stone common stock valuation as a Level 2 measurement for periods prior to August 2009. For periods subsequent to August 2009, the date at which the trading restrictions lapsed, the Company measures the value of the Stone common stock based on unadjusted public market prices, and the valuation of these shares is now categorized as a Level 1 measurement. The Company’s natural gas price swap agreements were not traded on a public exchange. The value of natural gas price swap agreements, prior to their expiration in December 2009, was determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, accordingly, the valuation of these swap agreements was categorized as a Level 3 measurement.

The following table summarizes financial assets accounted for at fair value as of December 31, 2009:

	Carrying Value
	Measured at Fair
	Value at December
	31, 2009	Level 1	Level 2	Level 3
	(In thousands)

Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$90,472	$90,472	$—	$—
Marketable securities — Stone common stock	95,973	95,973	—	—

Total assets	$186,445	$186,445	$—	$—

The following table summarizes the changes in the fair values of the natural gas swap derivative financial instruments, which are Level 3 liabilities, for the twelve months ended December 31, 2008 and 2009:

	2008	2009
	(In thousands)

Balance beginning of period	$—	$13,974
Purchases and settlements (net)	4,810	(26,322)
Total realized or unrealized gains (losses):
Realized gains (losses) included in earnings	(4,810)	26,322
Unrealized gains (losses) included in other comprehensive income	13,974	(13,974)

Balance end of period	$13,974	$—

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of December 31, 2008 and 2009:

	2008		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Long-term debt, including current portion	$210,000	$169,750	$470,836	$479,938

The fair market value of the Company’s fixed rate debt was based on the market prices as of December 31, 2008 and 2009. The fair market value of the floating rate debt outstanding at December 31, 2008 approximated its carrying value.

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2008 and 2009, the Company’s cash investments consisted of prime shares in institutional preferred money market funds.

Cash payments made for interest and income taxes for the years ended December 31, 2007, 2008 and 2009, respectively, were as follows:

	2007	2008	2009
	(In thousands)

Cash Payments:
Interest payments	$31,864	$27,022	$15,827
Income tax payments (refunds)	$3,492	$140,198	$(4,924)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $2.3 million and $6.6 million in 2008 and 2009, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

New Accounting Standards

In December 2007, the FASB issued new accounting guidance, which the Company adopted January 1, 2009, requiring reporting entities to present noncontrolling minority interests as a component of stockholder’s equity instead of a liability and providing guidance on the accounting for transactions between an entity and noncontrolling interests. As a result of the implementation of this guidance, $220.3 million relating to noncontrolling interests in Bois d’Arc as of December 31, 2006 has been reclassified from liabilities to noncontrolling interests within stockholder’s equity.

In September 2008, the FASB issued new guidance which requires that unvested share-based payment awards containing nonforfeitable rights to dividends be considered participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Earnings per share data for all periods presented have been adjusted retrospectively for the effects of this new guidance.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, the Securities and Exchange Commission released the Final Rule, “Modernization of Oil and Gas Reporting” (the “Final Rule”) which revises oil and gas reserve estimations and reporting disclosures. This release permits the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The revised rules also limit the inclusion of proved undeveloped reserves to those that can be developed within a five year period unless specific circumstances justify a longer time. The Final Rule allows companies to disclose their probable and possible oil and gas reserves. In addition, the new disclosure requirements require companies to: (i) report the independence and qualifications of its oil and gas reserves preparer or auditor; (ii) file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit; and (iii) report oil and gas reserves using an average price based upon the average first of the month prior twelve month period rather than a year-end price. In October 2009, the SEC staff issued Staff Accounting Bulletin 113 to modify Topic 12, Oil and Gas Producing Activities, in order to conform financial reporting practices for public companies with the Final Rule. In January 2010, the FASB issued new accounting guidance to align the reserve estimation and disclosure requirements within generally accepted accounting principles with the Final Rule. All of these rule changes became effective on December 31, 2009. The Company has adopted these changes and conformed its reserve estimation and disclosure practices in accordance with the guidance contained in all of these releases.

Comprehensive Income

Comprehensive income consists of the following:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Income (loss) from continuing operations	$45,644	$58,217	$(36,471)
Other comprehensive income (loss):
Unrealized hedging gains (losses), net of income tax expense (benefit) of $-, $4,891 and $(4,891), respectively	—	9,083	(9,083)
Unrealized gain on marketable securities, net of income tax expense of $-, $- and $16,487, respectively	—	—	30,619

Total from continuing operations	45,644	67,300	(14,935)
Income from discontinued operations, net of income taxes and minority interest	23,257	193,745	—

Total comprehensive income (loss)	$68,901	$261,045	$(14,935)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the amounts included in accumulated other comprehensive income (loss), net of income taxes, which are solely attributable to the Company’s natural gas price swap financial instruments and marketable securities, for the years ended December 31, 2008 and 2009:

			Accumulated
	Natural Gas		Other
	Price Swap	Marketable	Comprehensive
	Agreements	Securities	Income (Loss)
	(In thousands)

Balance as of December 31, 2008	$9,083	$—	$9,083
2009 changes in value	(35,405)	30,619	(4,786)
Reclassification to earnings	26,322	—	26,322

Balance as of December 31, 2009	$—	$30,619	$30,619

Subsequent Events

Subsequent events were evaluated through February 26, 2010, the date the consolidated financial statements were issued.

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

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2008	2009
	(In thousands)

Unproved properties	$116,489	$130,364
Proved properties:
Leasehold costs	845,097	864,380
Wells and related equipment and facilities	1,115,447	1,425,191
Accumulated depreciation depletion and amortization	(636,530)	(847,568)

	$1,440,503	$1,572,367

Costs Incurred

	2007	2008	2009
	(In thousands)

Property acquisitions —
Unproved properties	$3,875	$113,023	$26,040
Proved properties	192,064	—	—
Development costs	313,938	249,527	218,191
Exploration costs	14,482	62,031	101,956

	$524,359	$424,581	$346,187

(4)	Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2008	2009
	(In thousands)

Bank credit facility	$35,000	$—
6 7/8% senior notes due 2012	175,000	175,000
8 3/8% senior notes due 2017	—	300,000
Discount related to 8 3/8% senior notes due 2017	—	(4,164)

	$210,000	$470,836

The discount is being amortized over the life of the senior notes using the effective interest rate method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes Comstock’s debt as of December 31, 2009 by year of maturity:

	2010	2011	2012	2013	2014	Thereafter	Total
	(In thousands)

6 7/8% senior notes	$—	$—	$175,000	$—	$—	$—	$175,000
8 3/8% senior notes	—	—	—	—	—	295,836	295,836

	$—	$—	$175,000	$—	$—	$295,836	$470,836

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2009, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2009.

Comstock has $175.0 million of 6 7/8% senior notes outstanding which mature on March 1, 2012. Interest is payable semiannually on each March 1 and September 1. The Company also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017. Interest is payable semiannually on each April 15 and October 15. The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of December 31, 2009, Comstock had no assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2007, 2008 and 2009 was $0.8 million, $1.0 million and $1.2 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)

2010	$1,701
2011	1,701
2012	1,701
2013	1,701
2014	1,200
Thereafter	2,000

$10,004

As of December 31, 2009, the Company had commitments for contracted drilling rigs of $97.2 million through September 2012. The Company also has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2009 totaled $36.9 million.

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

The authorized capital stock of Comstock consists of 75 million shares of common stock, $.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2008 or 2009.

Comstock’s Board of Directors has designated 500,000 shares of the preferred stock as Series B Junior Participating Preferred Stock (the “Series B Junior Preferred Stock”) in connection with the adoption of a shareholder rights plan. At December 31, 2008 and 2009, there were no shares of Series B Junior Preferred Stock issued or outstanding. The Series B Junior Preferred Stock is entitled to receive cumulative quarterly dividends per share equal to the greater of $1.00 or 100 times the aggregate per share amount of all dividends (other than stock dividends) declared on common stock since the immediately preceding quarterly dividend payment date or, with respect to the first payment date, since the first issuance of Series B Junior Preferred Stock. Holders of the Series B Junior Preferred Stock are entitled to 100 votes per share (subject to adjustment to prevent dilution) on all matters submitted to a vote of the stockholders. The Series B Junior Preferred Stock is neither redeemable nor convertible. The Series B Junior Preferred Stock ranks senior to the common stock but junior to all other classes of preferred stock.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had 80,600 stock purchase warrants outstanding at December 31, 2008, all of which were exercised during 2009. Warrants were exercised to purchase 7,600, 98,900 and 80,600 shares in 2007, 2008 and 2009, respectively. Such exercises yielded net proceeds to the Company of $0.1 million, $1.8 million and $1.6 million in 2007, 2008 and 2009, respectively.

(7)	Stock-based Compensation

The Company grants restricted shares of common stock and stock options to key employees and directors as part of their compensation. On May 19, 2009, the stockholders approved the 2009 Long-term Incentive Plan for management including officers, directors and managerial employees which replaced the 1999 Long-term Incentive Plan. As of December 31, 2009, the 2009 Long-term Incentive Plan provides for future awards of stock options, restricted stock grants or other equity awards of up to 3,447,675 shares of common stock.

During 2007, 2008 and 2009, the Company recorded $10.8 million, $12.3 million and $15.8 million, respectively, in stock-based compensation expense in general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $6.5 million, $8.8 million and $1.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding stock options for the years ended December 31, 2007, 2008 and 2009 was $1.6 million, $1.5 million and $0.8 million, respectively.

The Company did not issue any stock options during 2009. The following table summarizes the assumptions used to value stock options granted in the years ended December 31, 2007 and 2008:

	2007	2008

Weighted average grant date fair value	$10.32	$19.76
Weighted average assumptions used:
Expected volatility	36.0%	38.9%
Expected lives	3.9 yrs.	4.3 yrs.
Risk-free interest rates	4.9%	3.3%
Expected dividend yield	—	—

The expected volatility for grants is calculated using an analysis of the common stock’s historical volatility. Risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding at December 31, 2009:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$6.42	0.5	168,750	168,750
$20.03	1.0	8,720	8,720
$20.92	0.4	5,000	5,000
$29.49	2.3	30,000	30,000
$32.44	1.4	30,000	30,000
$32.50	5.9	57,500	57,500
$33.22	7.0	84,650	61,150
$54.36	3.4	40,000	40,000

		424,620	401,120

The following tables summarize information related to stock option activity under the Company’s incentive plans for the years ended December 31, 2007, 2008 and 2009:

	2007		2008		2009
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	1,468,970	$11.59	914,970	$16.68	456,870	$23.56
Granted	40,000	$29.49	40,000	$54.36	—	—
Exercised	(588,500)	$4.70	(492,350)	$13.17	(32,250)	$21.37
Forfeited	(5,500)	$33.02	(5,750)	$33.06	—	—

Outstanding at December 31	914,970	$16.68	456,870	$23.56	424,620	$23.73

Vested and Exercisable at December 31	797,470	$14.28	389,245	$21.92	401,120	$23.17

	2007	2008	2009
	(In thousands)

Cash received for options exercised	$2,765	$6,483	$480
Actual tax benefit realized	$17,307	$26,169	$2,405

As of December 31, 2009, total unrecognized compensation cost related to unvested stock options of $0.4 million was expected to be recognized over a period of one year. The aggregate intrinsic value of stock options outstanding at December 31, 2009 was $7.7 million based on the closing price for the Company’s common stock on December 31, 2009. The aggregate intrinsic value of vested stock options was $7.5 million on December 31, 2009. Options granted in 2007 and 2008 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective grant dates. The total intrinsic value of options exercised was $17.1 million, $24.4 million and $0.6 million for the years ended December 31, 2007, 2008 and 2009, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Total compensation expense recognized for restricted stock grants was $9.2 million, $10.8 million and $15.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price. A summary of restricted stock activity for the years ended December 31, 2007, 2008 and 2009 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Price

Outstanding at January 1, 2007	1,206,750	$27.08
Granted	436,500	$34.10
Vested	(183,750)	$19.50

Outstanding at December 31, 2007	1,459,500	$30.14
Granted	426,750	$44.31
Vested	(191,000)	$20.36
Forfeitures	(3,500)	$34.30

Outstanding at December 31, 2008	1,691,750	$34.81
Granted	552,325	$36.80
Vested	(203,625)	$22.48
Forfeitures	(4,000)	$41.81

Outstanding at December 31, 2009	2,036,450	$36.57

Total unrecognized compensation cost related to unvested restricted stock of $43.4 million as of December 31, 2009 is expected to be recognized over a period of three years. The fair value of restricted stock which vested in 2007, 2008 and 2009 was $5.7 million, $6.9 million and $9.4 million, respectively.

(8)	Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $255,000, $302,000 and $358,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

(9)	Income Taxes

The following is an analysis of the consolidated income tax expense (benefit) from continuing operations:

	2007	2008	2009
	(In thousands)

Current	$3,680	$(5,009)	$(41,568)
Deferred	25,543	43,620	30,796

	$29,223	$38,611	$(10,772)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	2007	2008	2009
	(In thousands)

Tax expense (benefit) at statutory rate	$26,203	$33,890	$(16,535)
Tax effect of:
Nondeductible compensation	1,885	3,536	4,339
State taxes, net of federal tax benefit	862	1,639	441
Deferred state taxes provided due to tax law changes	597	—	—
Other	(324)	(454)	983

Total	$29,223	$38,611	$(10,772)

	2007	2008	2009

Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	2.5	3.7	(9.2)
State taxes, net of federal tax benefit	1.1	1.7	(0.9)
Deferred state taxes provided due to tax law changes	0.8	—	—
Other	(0.4)	(0.5)	(2.1)

Effective tax rate	39.0%	39.9%	22.8%

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2008 and 2009 were as follows:

	2008	2009
	(In thousands)

Current deferred tax assets (liabilities):
Marketable securities	$9,886	$(6,588)
Derivatives	(4,891)	—

Net current deferred tax asset (liability)	4,995	(6,588)

Noncurrent deferred tax assets (liabilities):
Property and equipment	(193,398)	(287,052)
Other assets	4,116	6,417
Net operating loss carryforwards	14,079	14,079
Alternative minimum tax carryforward	—	58,032
Valuation allowance on net operating loss carryforwards	(8,043)	(8,043)
Other	(2,624)	(4,115)

Net noncurrent deferred tax liability	(185,870)	(220,682)

Net deferred tax liability	$(180,875)	$(227,270)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017 — 2021	$40,226
Alternative minimum tax credits	Unlimited	$58,032

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

The Company’s federal income tax returns for the years ended December 31, 2006 and 2007 were recently under examination by the Internal Revenue Service and have been closed with no additional tax liability. The Company’s federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

In January 2008, Comstock entered into natural gas swaps to fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production from certain properties in South Texas for the period February 2008 through December 2009. The Company designated these swaps at their inception as cash flow hedges. Realized gains and losses were included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they were effective in offsetting cash flows attributable to the hedged risk were recorded in other comprehensive income until the hedged item was recognized in earnings. Changes in fair value resulting from ineffectiveness was recognized currently in oil and natural gas sales as unrealized gains (losses). The Company realized losses of $4.8 million and gains of $26.3 million on the natural gas price swaps settled

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during 2008 and 2009, respectively, which are included in oil and gas sales in the accompanying consolidated statements of operations. As of December 31, 2009, the Company had no derivative financial instruments outstanding.

(11)	Supplementary Quarterly Financial Data (Unaudited)

	2008
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)

Total oil and gas sales	$127,721	$172,022	$163,852	$100,154	$563,749

Income from operations	$56,372	$118,760	$91,673	$16,375	$283,180

Income (loss) from continuing operations	$29,402	$70,428	$54,764	$(96,377)	$58,217

Income from discontinued operations	$11,693	$12,199	$169,853	$—	$193,745

Net income (loss)	$41,095	$82,627	$224,617	$(96,377)	$251,962

Basic net income (loss) per share:
Continuing operations	$0.65	$1.55	$1.19	$(2.09)	$1.27
Discontinued operations	0.26	0.27	3.69	—	4.23

Total	$0.91	$1.82	$4.88	$(2.09)	$5.50

Diluted net income (loss) per share:
Continuing operations	$0.64	$1.53	$1.18	$(2.09)	$1.26
Discontinued operations	0.26	0.27	3.67	—	4.20

Total	$0.90	$1.80	$4.85	$(2.09)	$5.46

	2009
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)

Total oil and gas sales	$68,351	$64,875	$67,436	$90,201	$290,863

Loss from operations	$(5,712)	$(12,588)	$(11,547)	$(1,688)	$(31,535)

Net loss	$(5,657)	$(11,475)	$(12,572)	$(6,767)	$(36,471)

Net loss per share
Basic	$(0.12)	$(0.26)	$(0.28)	$(0.15)	$(0.81)
Diluted	$(0.12)	$(0.26)	$(0.28)	$(0.15)	$(0.81)

The Company recognized a gain on the disposal of its discontinued offshore operations in the three months ended September 30, 2008 of approximately $158.1 million, after income taxes of $85.3 million. The Company recognized an unrealized loss before income taxes of $162.7 million in the three months ended December 31, 2008 to write down its marketable securities. Basic and diluted per share amounts for the three months ended December 31, 2008 and for all periods presented in 2009 are the same due to the net loss during these periods.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2009:

	2007		2008		2009
		Natural		Natural		Natural
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	11,984	435,508	10,510	587,718	9,668	523,643
Revisions of previous estimates	(1,449)	14,145	551	(56,153)	(1,590)	(130,224)
Extensions and discoveries	891	98,665	528	99,232	19	349,920
Purchases of minerals in place	92	78,631	—	—	—	—
Sales of minerals in place	—	—	(912)	(53,287)	(108)	(130)
Production	(1,008)	(39,231)	(1,009)	(53,867)	(775)	(60,820)

End of year	10,510	587,718	9,668	523,643	7,214	682,389

Proved Developed Reserves:
Beginning of year	7,912	241,243	7,449	370,339	5,446	354,934

End of year	7,449	370,339	5,446	354,934	4,894	367,102

The proved oil and gas reserves utilized in the preparation of the financial statements were estimated by independent petroleum consultants of Lee Keeling and Associates in accordance with guidelines established by the Securities and Exchange Commission and the FASB, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company’s reserves are located onshore in the continental United States of America.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2008 and 2009:

	2008	2009
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,126,215	$2,774,542
Future Costs:
Production	(1,161,911)	(1,091,305)
Development and Abandonment	(495,465)	(725,795)
Future Income Taxes	(328,649)	(99,572)

Future Net Cash Flows	1,140,190	857,870
10% Discount Factor	(503,899)	(431,280)

Standardized Measure of Discounted Future Net Cash Flows	$636,291	$426,590

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2007, 2008 and 2009:

	2007	2008	2009
		(In thousands)

Standardized Measure, Beginning of Year	$747,494	$1,162,548	$636,291
Net Change in Sales Price, Net of Production Costs	256,216	(594,456)	(436,544)
Development Costs Incurred During the Year Which Were Previously Estimated	160,294	165,036	49,029
Revisions of Quantity Estimates	15,550	(90,587)	(176,742)
Accretion of Discount	98,128	157,781	82,011
Changes in Future Development and Abandonment Costs	(160,541)	(32,538)	144,388
Changes in Timing	(23,205)	83,223	52,762
Extensions, Discoveries and Improved Recovery	296,534	157,529	177,264
Purchases of Reserves in Place	220,372	—	—
Sales of Reserves in Place	—	(126,666)	(1,480)
Sales, Net of Production Costs	(266,822)	(477,019)	(221,684)
Net Changes in Income Taxes	(181,472)	231,440	121,295

Standardized Measure, End of Year	$1,162,548	$636,291	$426,590

New rules issued by the Securities and Exchange Commission relating to the estimation and disclosure of oil and natural gas reserves were adopted in 2009. The standardized measure of discounted future net cash flows at the end of 2009 were determined based on the simple average of the first of month market prices for oil and natural gas during 2009 which were $49.60 per barrel for oil and $3.54 per Mcf for natural gas. Under the prior rules the prices would have been based on the market prices at December 31, 2009, which would have been $64.43 per barrel for oil and $5.29 per Mcf for natural gas. In 2009 the average first of the month market prices for oil and natural gas were substantially lower than the year end market prices. The new rules also impacted the undeveloped proved reserves that were included in the Company’s reserve estimates. The standardized measure of discounted future net cash flows would have been approximately $912.0 million under the previous rules.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.