Form 10-Q
period 2010-03-31
COMSTOCK RESOURCES INC
filed 2010-05-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

The number of shares outstanding of the registrant's common stock, par value $.50, as of May 5, 2010 was 47,241,606.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2010

INDEX
Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2010 and December 31, 2009	4
Consolidated Statements of Operations - Three months ended March 31, 2010 and 2009	5
Consolidated Statement of Stockholders' Equity and Comprehensive Income - Three months ended March 31, 2010	6
Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and 2009	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 6. Exhibits	21

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the Chief Executive Officer as required by Section 906
Certification for the Chief Financial Officer as required by Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
	(In thousands)

Cash and Cash Equivalents	$122,197	$90,472
Accounts Receivable:
Oil and gas sales	35,270	31,435
Joint interest operations	9,796	8,845
Marketable Securities	94,378	95,973
Income Taxes Receivable	—	42,402
Other Current Assets	7,188	4,259
Total current assets	268,829	273,386
Property and Equipment:
Unevaluated oil and gas properties	138,727	130,364
Oil and gas properties, successful efforts method	2,374,956	2,289,571
Other property and equipment	6,413	6,477
Accumulated depreciation, depletion and amortization	(909,492)	(850,125)
Net property and equipment	1,610,604	1,576,287
Other Assets	9,136	9,288
	$1,888,569	$1,858,961

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$79,425	$67,488
Accrued Expenses	20,863	20,695
Deferred Income Taxes Payable	6,029	6,588
Total current liabilities	106,317	94,771
Long-term Debt	470,970	470,836
Deferred Income Taxes Payable	225,481	220,682
Reserve for Future Abandonment Costs	6,716	6,561
Total liabilities	809,484	792,850
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,241,606 and 47,103,770 shares outstanding at March 31, 2010 and December 31, 2009, respectively	23,621	23,552
Additional paid-in capital	441,104	434,505
Retained earnings	584,777	577,435
Accumulated other comprehensive income	29,583	30,619
Total stockholders' equity	1,079,085	1,066,111
	$1,888,569	$1,858,961

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$106,089	$68,351

Operating expenses:
Production taxes	1,675	1,122
Gathering and transportation	4,528	1,244
Lease operating	14,160	14,593
Exploration	1,169	13
Depreciation, depletion and amortization	59,409	47,272
Impairment of oil and gas properties	159	—
General and administrative, net	9,801	9,819
Total operating expenses	90,901	74,063

Operating income (loss)	15,188	(5,712)
Other income (expenses):
Interest income	139	22
Other income	20	63
Interest expense	(7,844)	(2,162)
Total other income (expenses)	(7,685)	(2,077)

Income (loss) before income taxes	7,503	(7,789)
Benefit from (provision for) income taxes	(161)	2,132
Net income (loss)	$7,342	$(5,657)

Net income (loss) per share:
Basic	$0.16	$(0.12)
Diluted	$0.16	$(0.12)

Weighted average shares outstanding:
Basic	45,408	44,941
Diluted	45,544	44,941

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)

Balance at January 1, 2010	47,104	$23,552	$434,505	$577,435	$30,619	$1,066,111
Exercise of stock options	138	69	876	—	—	945
Stock-based compensation	—	—	4,233	—	—	4,233
Tax benefit from stock-based compensation	—	—	1,490	—	—	1,490
Net income	—	—	—	7,342	—	7,342
Unrealized loss on marketable securities, net of income taxes	—	—	—	—	(1,0366)	(1,036)
Total comprehensive income						6,306
Balance at March 31, 2010	47,242	$23,621	$441,104	$584,777	$29,583	$1,079,085

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

	(In thousands)

CASH FLOWS FROM OPERATIONS:
Cash Flows from Operating Activities:
Net income (loss)	$7,342	$(5,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(55)	(721)
Depreciation, depletion and amortization	59,409	47,272
Impairment of oil and gas properties	159	—
Debt issuance costs and discount amortization	602	203
Stock-based compensation	4,233	3,667
Excess tax benefit from stock-based compensation	(1,490)	(679)
(Increase) decrease in accounts receivable	(4,786)	10,185
Decrease in other current assets	45,817	235
Increase (decrease) in accounts payable and accrued expenses	13,505	(14,043)
Net cash provided by operating activities	124,736	40,462

Cash Flows from Investing Activities:
Capital expenditures	(95,446)	(101,657)
Net cash used for investing activities	(95,446)	(101,657)

Cash Flows from Financing Activities:
Borrowings	—	55,000
Proceeds from issuance of common stock	945	204
Excess tax benefit from stock-based compensation	1,490	679
Debt issuance costs	—	(6)
Net cash provided by financing activities	2,435	55,877

Net increase (decrease) in cash and cash equivalents	31,725	(5,318)
Cash and cash equivalents, beginning of period	90,472	6,281
Cash and cash equivalents, end of period	$122,197	$963

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of March 31, 2010 and the related results of operations and cash flows for the three months ended March 31, 2010 and 2009.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

Marketable Securities

As of March 31, 2010 the Company owned 5,317,069 shares of Stone Energy Corporation common stock.  The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets.  Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders' equity.  The Company utilizes the specific identification method to determine the cost of any securities sold.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations.  As of March 31, 2010, the estimated fair value of the Stone Energy Corporation shares, based on the market price for the shares, was $94.4 million after recognizing an unrealized gain after income taxes of $29.6 million.

In April 2010 the Company sold 520,000 of the shares in Stone Energy Corporation for proceeds of $10.5 million.

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.  The following table summarizes the changes in Comstock's total estimated liability during the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)

Beginning future abandonment costs	$6,561	$5,480
Accretion expense	94	75
New wells placed on production and changes in estimates	78	130
Liabilities settled and properties sold	(17)	(7)
Future abandonment costs — end of period	$6,716	$5,678

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

For the three months ended March 31, 2009, the Company had natural gas swaps which fixed the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu's per month of production.  The Company designated these swaps as cash flow hedges.  Realized gains of $5.9 million were included in oil and gas sales for the three months ended March 31, 2009 related to these swaps.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they were effective in offsetting cash flows attributable to the hedged risk, were recorded in other comprehensive income until the hedged item was recognized in earnings.  Any change in fair value resulting from ineffectiveness was recognized in oil and gas sales as an unrealized gain or loss.  No amounts relating to the hedge ineffectiveness were recognized in oil and gas sales during the three months ended March 31, 2009.  The Company had no derivative financial instruments outstanding during the three months ended March 31, 2010.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended March 31, 2010 and 2009, the Company recognized $4.2 and $3.7 million, respectively, of stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.

The Company had 286,620 stock options outstanding at March 31, 2010, of which 263,120 were exercisable.  Total unrecognized compensation cost related to nonvested stock options of $0.3 million as of March 31, 2010 is expected to be recognized over a period of .7 years.

As of March 31, 2010, Comstock had 1,698,500 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $37.32 per share.  Total unrecognized compensation cost related to the unvested restricted stock grants of $39.3 million as of March 31, 2010 is expected to be recognized over a period of 2.8 years.

Income Taxes

The following is an analysis of consolidated income tax expense:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Current provision (benefit)	$216	$(1,411)
Deferred benefit	(55)	(721)
Provision for (benefit from) income taxes	$161	$(2,132)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended March 31,
	2010		2009
Tax at statutory rate	35.0%		35.0%
Tax effect of:
Nondeductible stock-based compensation	(26.7%	)	(7.3%	)
State income taxes, net of federal benefit	(1.0%	)	0.1%
Net operating loss carryback adjustments	(4.9%	)	—%
Other	(0.3%	)	(0.4%	)
Effective tax rate	2.1%		27.4%

In determining its 2010 full year effective tax rate, the amount of the Company’s projected non-deductible compensation as compared to its projected pre-tax income (loss) has the effect of lowering the expected provision (benefit) from the normal combined federal and state rate of 36% to 7%.  The Company’s 2009 tax returns and net operating loss carryback claims were filed during the first three months of 2010.  The projected 2010 full year effective tax rate differs from the tax rate for the three months ended March 31, 2010 of 2% due to finalization of the Company’s 2009 net operating loss carrybacks.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value Measurements

As of March 31, 2010, the Company held certain items that are required to be measured at fair value.  These included cash equivalents held in money market funds and marketable securities comprised of shares of Stone Energy Corporation common stock.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2010:

	Carrying Value Measured at Fair Value as of March 31, 2010	Level 1
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$122,197	$122,197
Marketable securities	94,378	94,378
Total assets	$216,575	$216,575

The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Long-term debt, including current portion	$470,970	$483,563	$470,836	$479,938

The fair market value of the fixed rate debt was based on the market prices as of March 31, 2010 and December 31, 2009.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive.  Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method.  Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, were determined as follows:

	Three Months Ended March 31,
	2010			2009
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)

Net Income (Loss)	$7,342			$(5,657)
Income Allocable to Unvested Stock Grants	(265)			181
Basic Income (Loss) Attributable to Common Stock	$7,077	45,408	$0.16	$(5,476)	44,941	$(0.12)
Effect of Dilutive Securities:
Stock Options	—	136		—	—
Diluted Income (Loss) Attributable to Common Stock	$7,077	45,544	$0.16	$(5,657)	44,941	$(0.12)

Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Unvested restricted stock	1,699	1,503

The shares of unvested restricted stock were excluded as anti-dilutive to earnings per share in 2009 due to the net loss.

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share were as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands except per share data)

Weighted average anti-dilutive stock options	40	536
Weighted average exercise price	$54.36	$22.88

In 2010, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for the period.  All options outstanding at March 31, 2009 were excluded as anti-dilutive to earnings per share due to the net loss in 2009.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 31, 2010 and December 31, 2009, 1,698,500 and 2,036,450 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009 the Company's cash investments consisted of prime shares held in institutional preferred money market funds.

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash Payments:
Interest payments	$6,641	$6,576
Income tax payments (refunds)	$(48,816)	$143

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage.  For the three months ended March 31, 2010 and 2009, the Company capitalized $2.6 million and $1.6 million, respectively, of interest which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Income

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net income (loss)	$7,342	$(5,657)
Other comprehensive income (loss):
Unrealized hedging gains, net of income tax expense of $- and $1,538	—	2,857
Unrealized loss on marketable securities, net of income tax benefit of $558 and $11,730	(1,036)	(21,785)
Total comprehensive income (loss)	$6,306	$(24,585)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Accumulated other comprehensive income for the three months ended March 31, 2010, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

Three Months Ended March 31, 2010
(In thousands)

Balance as of December 31, 2009	$30,619
Changes in the value of marketable securities	(1,036)
Balance as of March 31, 2010	$29,583

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

(2)  LONG-TERM DEBT –

At March 31, 2010, long-term debt was comprised of:

(In thousands)
8⅜% Senior Notes due 2016	$295,970
6⅞% Senior Notes due 2012	175,000
$470,970

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the credit facility is secured by substantially all of Comstock's assets and is guaranteed by all of its subsidiaries.  The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the Company’s future net cash flows of oil and natural gas properties.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of March 31, 2010, the borrowing base was $500.0 million, all of which was available.  The borrowing base was reaffirmed on April 30, 2010.  Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable annually on the unused borrowing base.  The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  The Company was in compliance with these covenants as of March 31, 2010.

Comstock has $175.0 million of 6⅞% senior notes outstanding which mature on March 1, 2012.  Interest is payable semiannually on each March 1 and September 1.  The Company also has $300.0 million of 8⅜% senior notes outstanding which mature on October 15, 2017.  Interest is payable semiannually on each April 15 and October 15.  The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries.  The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several.  As of March 31, 2010, Comstock had no assets or operations which are independent of its subsidiaries.  There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years.  As of March 31, 2010, the Company had commitments for contracted drilling services of $83.0 million.  The Company also has entered into natural gas transportation agreements through July 2019.  Maximum commitments under these transportation agreements as of March 31, 2010 totaled $54.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of
Comstock Resources, Inc.

We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the three months ended March 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended [not presented herein] and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for new accounting standards relating to the manner in which basic and diluted earnings per share are calculated and the presentation of noncontrolling interests in consolidated subsidiaries, and a change in oil and gas reserves and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Dallas, Texas
May 5, 2010

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2009.

Results of Operations
	Three Months Ended March 31,
	2010	2009
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	17,794	12,793
Oil (Mbbls)	176	216
Natural gas equivalent (Mmcfe)	18,847	14,088

Revenues:
Natural gas sales	$94,316	$54,878
Hedging gains	—	5,912
Total natural gas sales including hedging	94,316	60,790
Oil sales	11,773	7,561
Total oil and gas sales	$106,089	$68,351

Expenses:
Production taxes	$1,675	$1,122
Gathering and transportation	4,528	1,244
Lease operating(1)	14,160	14,593
Exploration expense	1,169	13
Depreciation, depletion and amortization	59,409	47,272

Average Sales Price:
Natural gas (per Mcf)	$5.30	$4.29
Natural gas including hedging (per Mcf)	$5.30	$4.75
Oil (per Bbl)	$67.08	$35.03
Average equivalent (Mcfe)	$5.63	$4.43
Average equivalent including hedging (Mcfe)	$5.63	$4.85

Expenses ($ per Mcfe):
Production taxes	$0.09	$0.08
Gathering and transportation	$0.24	$0.09
Lease operating(1)	$0.75	$1.03
Depreciation, depletion and amortization(2)	$3.15	$3.34

(1)     Includes ad valorem taxes.
(2)     Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales increased $37.7 million (55%) to $106.1 million for the three months ended March 31, 2010 from $68.4 million for the first quarter of 2009.  This increase primarily resulted from an increase in natural gas production as well as stronger natural gas and oil prices.  Our production in the first quarter of 2010 of 18.8 Bcfe increased 34% as compared to 14.1 Bcfe that we produced in the first quarter of 2009.  The production increase is primarily attributable to our drilling activity in the Haynesville shale formation in East Texas and North Louisiana.  Our average realized natural gas price increased by 12% and our average realized oil price increased by 91% in the first quarter of 2010 as compared to the first quarter of 2009.  Our realized natural gas prices in 2009 include a hedging gain of $5.9 million which increased our realized natural gas price by $0.46 per Mcf.

Costs and Expenses –

Production taxes increased $0.6 million to $1.7 million for the first three months of 2010 from $1.1 million in the first three months of 2009 due to increased production and higher oil and natural gas prices.

Gathering and transportation costs for the first three months of 2010 increased $3.3 million to $4.5 million as compared to $1.2 million in the first three months of 2009.  This increase mainly reflects the transportation costs relating to production from our Haynesville shale drilling program.

Our lease operating expenses decreased by $0.4 million to $14.2 million for the first three months of 2010 as compared to $14.6 million for the first three months of 2009.  As a result of the growth in our production volume, our lease operating expense per Mcfe produced has decreased by 27% to $0.75 per Mcfe for the three months ended March 31, 2010 as compared to $1.03 per Mcfe for the three months ended March 31, 2009.

Exploration costs of $1.2 million in the first three months of 2010 and $0.1 million in the first three months of 2009 related to seismic costs incurred relating to our exploratory activity.

Depreciation, depletion and amortization ("DD&A") increased $12.1 million (26%) to $59.4 million in the first quarter of 2010 from $47.3 million in the first quarter of 2009.  The increase is primarily the result of the 34% increase in production.  Our DD&A per equivalent Mcf produced decreased $0.19 (6%) to $3.15 for the three months ended March 31, 2010 from $3.34 for the three months ended March 31, 2009.  The lower DD&A rate per Mcfe reflects the growth in our reserves primarily from our Haynesville shale drilling program.

We recorded $0.2 million of impairments to our oil and gas properties during the first three months of 2010.

General and administrative expense, which is reported net of overhead reimbursements, were comparable at $9.8 million for the first quarters of 2010 and 2009.  Included in general and administrative expense is stock-based compensation of $4.2 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively.

Interest expense increased $5.6 million to $7.8 million for the first quarter of 2010 from interest expense of $2.2 million in the first quarter of 2009.  The increase was primarily due to the interest on the senior notes we issued in October 2009.  We had no borrowings outstanding under our bank credit facility during the first quarter of 2010 as compared to average borrowings of $64.9 million in the first quarter of 2009.  We capitalized interest of $2.6 million and $1.6 million on our unevaluated properties during the three months ended March 31, 2010 and 2009, respectively.

Income tax expense for the first three months of 2010 consisted of a provision of $0.2 million as compared to a benefit for income taxes of $2.1 million for the three months ended March 31, 2009.  Our effective tax rate in both years is different from the statutory rate primarily due to the effects of non-deductible compensation and state income taxes.

We reported net income of $7.3 million for the three months ended March 31, 2010 or $0.16 per diluted share, as compared to a net loss of $5.7 million or $0.12 per share for the three months ended March 31, 2009.  The increase in income in 2010 was primarily due to our higher natural gas production and higher oil and natural gas prices.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions.  For the three months ended March 31, 2010, our primary sources of funds were net cash flow from operations of $124.7 million.  Our net cash flow from operating activities increased $84.2 million (208%) in the first three months of 2010 from $40.5 million for the three months ended March 31, 2009.  This increase is primarily due to our higher production level, higher realized oil and natural gas prices and the receipt of $48.8 million in income tax refunds during the three months ended March 31, 2010.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt.  In the first three months of 2010, we incurred capital expenditures of $94.0 million primarily for our development and exploration activities.  We funded our 2010 capital program with cash flow provided by operating activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Leasehold costs	$9,911	$3,672
Development drilling	64,836	50,609
Exploratory drilling	17,031	38,279
Other development	1,909	4,696
	93,687	97,256
Other	359	25
	$94,046	$97,281

We expect to spend approximately $385.0 million for development and exploration projects during 2010 and to fund our development and exploration activities with operating cash flow, cash on hand and additional borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of March 31, 2010 we have contracted for the services of drilling rigs through September 2012 at an aggregate cost of $83.0 million and we have maximum commitments of $54.5 million to transport natural gas through July 2019.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2015.  We record a separate liability for the fair value of these asset retirement obligations which totaled $6.7 million as of March 31, 2010.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent.  The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011.  Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries.  The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  As of March 31, 2010, the borrowing base was $500.0 million, all of which was available.  The borrowing base was reaffirmed on April 30, 2010.  Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%.  A commitment fee of 0.5% is payable on the unused borrowing base.  The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments.  The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth.  We were in compliance with these covenants as of March 31, 2010.

We have $175.0 million of 6⅞% senior notes which are due March 1, 2012.  Interest is payable semiannually on each March 1 and September 1.  We also have $300.0 million of 8⅜% senior notes outstanding which are due October 15, 2017.  Interest is payable semiannually on each October 15 and April 15.  The senior notes are unsecured obligations and are guaranteed by all of our subsidiaries.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production for the three months ended March 31, 2010, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $17.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.2 million.

Interest Rates

At March 31, 2010 we had total long-term debt of $471.0 million.  Of this amount, $175.0 million bears interest at a fixed rate of 6⅞% and $296.0 million bears interest of a fixed rate of 8⅜%.  We had no borrowings outstanding under our bank credit facility.

ITEM 4:  CONTROLS AND PROCEDURES

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: May 5, 2010	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 5, 2010	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)