Form 10-Q
period 2010-06-30
COMSTOCK RESOURCES INC
filed 2010-08-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2010
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
Yes ☐                                                                       No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of August 5, 2010 was 47,317,356.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended June 30, 2010
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2010 and December 31, 2009	4
Consolidated Statements of Operations - Three months and Six months ended June 30, 2010 and 2009	5
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss - Six months ended June 30, 2010	6
Consolidated Statements of Cash Flows - Six months ended June 30, 2010 and 2009	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II. Other Information

Item 6. Exhibits	22

EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

	(In thousands)
ASSETS

Cash and Cash Equivalents	$42,651	$90,472
Accounts Receivable:
Oil and gas sales	27,225	31,435
Joint interest operations	14,509	8,845
Marketable Securities	53,535	95,973
Income Taxes Receivable	—	42,402
Deferred Income Tax Asset	5,625	—
Other Current Assets	3,569	4,259

Total current assets	147,114	273,386
Property and Equipment:
Unevaluated oil and gas properties	171,262	130,364
Oil and gas properties, successful efforts method	2,492,912	2,289,571
Other property and equipment	17,480	6,477
Accumulated depreciation, depletion and amortization	(966,555)	(850,125)

Net property and equipment	1,715,099	1,576,287
Other Assets	8,330	9,288

	$1,870,543	$1,858,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$88,883	$67,488
Accrued Expenses	20,931	20,695
Deferred Income Taxes Payable	—	6,588

Total current liabilities	109,814	94,771
Long-term Debt	468,104	470,836
Deferred Income Taxes Payable	224,484	220,682
Reserve for Future Abandonment Costs	6,840	6,561
Other Non-current Liabilities	2,579	—

Total liabilities	811,821	792,850
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,317,356 and 47,103,770 shares outstanding at June 30, 2010 and December 31, 2009, respectively	23,659	23,552
Additional paid-in capital	445,764	434,505
Retained earnings	583,158	577,435
Accumulated other comprehensive income	6,141	30,619

Total stockholders’ equity	1,058,722	1,066,111

	$1,870,543	$1,858,961

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$90,682	$64,875	$196,771	$133,226

Operating expenses:
Production taxes	4,806	2,516	6,481	3,638
Gathering and transportation	3,679	1,350	8,207	2,594
Lease operating	13,988	13,619	28,148	28,212
Exploration	99	131	1,268	144
Depreciation, depletion and amortization	57,398	50,796	116,807	98,068
Impairment of oil and gas properties	28	—	187	—
General and administrative, net	9,764	9,051	19,565	18,870

Total operating expenses	89,762	77,463	180,663	151,526

Operating income (loss)	920	(12,588)	16,108	(18,300)
Other income (expenses):
Interest income	119	10	258	32
Other income	25	29	45	92
Gain on sale of assets	4,895	—	4,895	—
Interest expense	(7,599)	(2,901)	(15,443)	(5,063)

Total other income (expenses)	(2,560)	(2,862)	(10,245)	(4,939)

Income (loss) before income taxes	(1,640)	(15,450)	5,863	(23,239)
Benefit from (provision for) income taxes	21	3,975	(140)	6,107

Net Income (loss)	$(1,619)	$(11,475)	$5,723	$(17,132)

Net income (loss) per share:
Basic	$(0.04)	$(0.26)	$0.12	$(0.38)

Diluted	$(0.04)	$(0.26)	$0.12	$(0.38)

Weighted average shares outstanding:
Basic	45,579	45,000	45,494	44,971

Diluted	45,579	45,000	45,571	44,971

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Six Months Ended June 30, 2010
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock –	Paid-in	Retained	Comprehensive
	(Shares)	Par Value	Capital	Earnings	Income (Loss)	Total

	(In thousands)

Balance at January 1, 2010	47,104	$23,552	$434,505	$577,435	$30,619	$1,066,111
Exercise of stock options	177	89	1,204	—	—	1,293
Stock-based compensation	36	18	8,524	—	—	8,542
Tax benefit from stock-based compensation	—	—	1,531	—	—	1,531
Net income	—	—	—	5,723	—	5,723
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	(24,478)	(24,478)

Total comprehensive loss						(18,755)

Balance at June 30, 2010	47,317	$23,659	$445,764	$583,158	$6,141	$1,058,722

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,723	$(17,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(43)	(1,984)
Depreciation, depletion and amortization	116,807	98,068
Impairment of oil and gas properties	187	—
Gain on sale of assets	(4,895)	—
Debt issuance costs and discount amortization	1,226	405
Stock-based compensation	8,542	7,487
Excess tax benefit from stock-based compensation	(1,531)	(924)
(Increase) decrease in accounts receivable	(1,454)	13,810
(Increase) decrease in other current assets	49,436	(654)
Increase (decrease) in accounts payable and accrued expenses	25,226	(29,631)

Net cash provided by operating activities	199,224	69,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(258,493)	(179,125)
Proceeds from sales of assets	11,624	—

Net cash used for investing activities	(246,869)	(179,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	105,000
Principal payments on debt	(3,000)	—
Proceeds from issuance of common stock	1,293	1,451
Excess tax benefit from stock-based compensation	1,531	924
Debt issuance costs	—	(6)

Net cash (used for) provided by financing activities	(176)	107,369

Net decrease in cash and cash equivalents	(47,821)	(2,311)
Cash and cash equivalents, beginning of period	90,472	6,281

Cash and cash equivalents, end of period	$42,651	$3,970

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
     Basis of Presentation
          In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2010 and the related results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009.
          The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2009.
          The results of operations for the three months and six months ended June 30, 2010 are not necessarily an indication of the results expected for the full year.
          These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications
          Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
     Marketable Securities
          As of June 30, 2010 the Company owned 4,797,069 shares of Stone Energy Corporation common stock. The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. In April 2010 the Company sold 520,000 shares of Stone Energy Corporation and received proceeds of $10.5 million. Comstock realized a gain before income taxes on this sale of $5.7 million which is included in other income (expense) in the consolidated statements of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations. As of June 30, 2010, the estimated fair value of the Stone Energy Corporation shares, based on the market price for the shares, was $53.5 million after recognizing an unrealized gain after income taxes of $6.1 million.
     Reserve for Future Abandonment Costs
          Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)

Beginning future abandonment costs	$6,561	$5,480
Accretion expense	191	153
New wells placed on production and changes in estimates	131	222
Liabilities settled	(43)	(25)

Future abandonment costs — end of period	$6,840	$5,830

     Revenue Recognition and Gas Balancing
          Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2010 or December 31, 2009.
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
          For the three months and six months ended June 30, 2009, the Company had natural gas swaps which fixed the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production. The Company designated these swaps as cash flow hedges. Realized gains of $7.1 million and $13.0 million were included in oil and gas sales for the three months and six months ended June 30, 2009, respectively, related to these swaps. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they were

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
effective in offsetting cash flows attributable to the hedged risk, were recorded in other comprehensive income until the hedged item was recognized in earnings. Any change in fair value resulting from ineffectiveness was recognized in oil and gas sales as an unrealized gain or loss. No amounts relating to the hedge ineffectiveness were recognized in oil and gas sales during the three months and six months ended June 30, 2009. The Company did not have any derivative financial instruments outstanding during the three months or six months ended June 30, 2010.
     Stock-Based Compensation
          Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended June 30, 2010 and 2009, the Company recognized $4.3 and $3.8 million, respectively, of stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants. During the six months ended June 30, 2010 and 2009, the Company recognized $8.5 and $7.5 million, respectively, of stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.
          The Company had 246,870 stock options outstanding at June 30, 2010, of which 223,370 were exercisable. Total unrecognized compensation cost related to nonvested stock options of $0.2 million as of June 30, 2010 is expected to be recognized over a period of 0.5 years. The Company received cash proceeds from the exercise of stock options of $1.3 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.
          As of June 30, 2010, Comstock had 1,700,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $37.17 per share. During the six months ended June 30, 2010, the Company awarded a total of 36,000 shares of restricted stock to its independent directors which will vest over three years from the date of grant. The grant date fair value was $30.49 per share for the 2010 awards. Total unrecognized compensation cost related to unvested restricted stock grants of $36.2 million as of June 30, 2010 is expected to be recognized over a period of 2.6 years.
     Income Taxes
          The following is an analysis of consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Current provision (benefit)	$(33)	$(2,712)	$183	$(4,123)
Deferred provision (benefit)	12	(1,263)	(43)	(1,984)

Provision for (benefit from) income taxes	$(21)	$(3,975)	$140	$(6,107)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(35.7%)	(8.6%)	(24.2%)	(8.1%)
State income taxes, net of federal benefit	(0.5%)	0.6%	(1.2%)	0.4%
Net operating loss carryback adjustments	—%	—%	(6.3%)	—%
Domestic production activities deduction	3.2%	—%	0.3%	—%
Other	(0.7%)	(1.3%)	(1.2%)	(1.0%)

Effective tax rate	1.3%	25.7%	2.4%	26.3%

In determining the 2010 full year effective tax rate, the Company is projecting a pre-tax loss. The Company’s non-deductible stock-based compensation has the effect of lowering the Company’s annualized expected tax benefit. In addition, the 2010 effective tax rate reflects a benefit from adjustments related to refund claims resulting from the finalized net operating loss carrybacks in the Company’s 2009 tax returns.
     Fair Value Measurements
          As of June 30, 2010, the Company held certain items that are required to be measured at fair value. These included cash equivalents held in money market funds and marketable securities comprised of shares of Stone Energy Corporation common stock. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following table summarizes financial assets and liabilities accounted for at fair value as of June 30, 2010:

	Carrying
	Value
	Measured
	at Fair
	Value as of
	June 30,
	2010	Level 1
	(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents – money market funds	$42,651	$42,651
Marketable securities	53,535	53,535

Total assets	$96,186	$96,186

          The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In thousands)

Long-term debt, including current portion	$468,104	$467,280	$470,836	$479,938
The fair market value of the fixed rate debt was based on their market prices as of June 30, 2010 and December 31, 2009.
     Earnings Per Share
          Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months and six months ended June 30, 2010 and 2009, respectively, were determined as follows:

	Three Months Ended June 30,
	2010			2009
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(In thousands, except per share amounts)

Net Loss	$(1,619)			$(11,475)
Income Allocable to Unvested Stock Grants	—			—

Basic Income (Loss) Attributable to Common Stock	$(1,619)	45,579	$(0.04)	$(11,475)	45,000	$(0.26)

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Income (Loss) Attributable to Common Stock	$(1,619)	45,579	$(0.04)	$(11,475)	45,000	$(0.26)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30,
	2010			2009
			Per			Per
	Income	Shares	Share	Loss	Shares	Share
	(In thousands, except per share amounts)

Net Income (Loss)	$5,723			$(17,132)
Income Allocable to Unvested Stock Grants	(206)			—

Basic Income (Loss) Attributable to Common Stock	$5,517	45,494	$0.12	$(17,132)	44,971	$(0.38)

Effect of Dilutive Securities:
Stock Options	—	77		—	—

Diluted Income (Loss) Attributable to Common Stock	$5,517	45,571	$0.12	$(17,132)	44,971	$(0.38)

          At June 30, 2010 and December 31, 2009, 1,700,000 and 2,036,450 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)

Unvested restricted stock	1,698	1,545	1,698	1,524
The shares of unvested restricted stock were excluded as anti-dilutive to earnings per share in the three months ended June 30, 2010 and the three and six months ended June 30, 2009 due to the net loss in such periods.
          Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands except per share data)

Weighted average anti-dilutive stock options	270	481	40	508
Weighted average exercise price	$36.38	$24.61	$54.36	$25.65
          In the three months ended June 30, 2010 and the three and six months ended June 30, 2009, all stock options were excluded as anti-dilutive to earnings per share due to the net loss in such periods.
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows
          For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009 the Company’s cash investments consisted of prime shares held in institutional preferred money market funds.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash Payments:
Interest payments	$20,284	$7,681
Income tax payments (refunds)	$(48,843)	$148
          The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months and six months ended June 30, 2010, the Company capitalized interest of $2.9 million and $5.5 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties. The Company capitalized interest of $1.4 million and $3.0 million during the three and six months ended June 30, 2009.
     Comprehensive Loss
          Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net income (loss)	$(1,619)	$(11,475)	$5,723	$(17,132)
Other comprehensive income (loss):
Unrealized hedging gains (loss), net of income tax expense (benefit) of —, ($2,257), — and ($718)	—	(4,191)	—	(1,334)
Realized gain on marketable securities, net of income tax expense of $1,558	(2,893)	—	(2,893)	—
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of ($11,064), $7,262, ($11,623) and ($4,469)	(20,549)	13,486	(21,585)	(8,299)

Total comprehensive loss	$(25,061)	$(2,180)	$(18,755)	$(26,765)

          Accumulated other comprehensive income, for the three and six months ended June 30, 2010, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
	(In thousands)

Balance as of beginning of the period	$29,583	$30,619
Realized gain on sale of marketable securities, net of income taxes	(2,893)	(2,893)
Changes in the value of marketable securities, net of income taxes	(20,549)	(21,585)

Balance as of June 30, 2010	$6,141	$6,141

     Subsequent Events
          Subsequent events were evaluated through the issuance date of these consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(2) LONG-TERM DEBT –
          At June 30, 2010, long-term debt was comprised of:

(In thousands)
8⅜% Senior Notes due 2016	$296,104
6⅞% Senior Notes due 2012	172,000

$468,104

The Company has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2010, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of June 30, 2010.
          Comstock has $172.0 million of 6⅞% senior notes outstanding which mature on March 1, 2012. Interest is payable semiannually on each March 1 and September 1. In May 2010, the Company repurchased $3.0 million in principal amount of the 6⅞% Senior Notes at 99% of the par value. The Company also has $300 million of 8⅜% senior notes outstanding which mature on October 15, 2017. Interest is payable semiannually on each April 15 and October 15. The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of June 30, 2010, Comstock had no material assets or operations which are independent of its wholly-owned subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its wholly-owned subsidiaries through dividends or loans.
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
          In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of June 30, 2010, the Company had commitments for contracted drilling services of $70.8 million. The Company also has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2010 totaled $52.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Comstock Resources, Inc.
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of June 30, 2010, and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009, the consolidated statement of stockholders’ equity and comprehensive loss for the six-month period ended June 30, 2010, and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
August 5, 2010

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	18,709	14,108	36,503	26,901
Oil (Mbbls)	210	205	386	421
Natural gas equivalent (Mmcfe)	19,970	15,337	38,817	29,425

Revenues:
Natural gas sales	$76,526	$47,679	$170,842	$102,557
Hedging gains	—	7,114	—	13,026

Total natural gas sales including hedging	76,526	54,793	170,842	115,583
Oil sales	14,156	10,082	25,929	17,643

Total oil and gas sales	$90,682	$64,875	$196,771	$133,226

Expenses:
Production taxes	$4,806	$2,516	$6,481	$3,638
Gathering and transportation	3,679	1,350	8,207	2,594
Lease operating(1)	13,988	13,619	28,148	28,212
Exploration expense	99	131	1,268	144
Depreciation, depletion and amortization	57,398	50,796	116,807	98,068

Average Sales Price:
Natural gas (per Mcf)	$4.09	$3.38	$4.68	$3.81
Natural gas including hedging (per Mcf)	$4.09	$3.88	$4.68	$4.30
Oil (per Bbl)	$67.37	$49.24	$67.24	$41.95
Average equivalent (Mcfe)	$4.54	$3.77	$5.07	$4.08
Average equivalent including hedging (Mcfe)	$4.54	$4.23	$5.07	$4.53

Expenses ($ per Mcfe):
Production taxes	$0.24	$0.16	$0.17	$0.12
Gathering and transportation	$0.18	$0.09	$0.21	$0.09
Lease operating(1)	$0.71	$0.89	$0.72	$0.96
Depreciation, depletion and amortization(2)	$2.87	$3.30	$3.00	$3.32

(1)	Includes ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues –
          Our oil and gas sales increased $25.8 million (40%) to $90.7 million for the three months ended June 30, 2010 from $64.9 million for the second quarter of 2009. This increase primarily resulted from an increase in our natural gas production as well as stronger natural gas and oil prices. Our production in the second quarter of 2010 of 20.0 Bcfe increased 30% as compared to 15.3 Bcfe that we produced in the second quarter of 2009. The production increase is primarily attributable to our drilling activity in the Haynesville shale formation in East Texas and North Louisiana. Our average realized natural gas price increased by 5% and our average realized oil price increased by 37% in the second quarter of 2010 as compared to the second quarter of 2009. Our realized natural gas prices in 2009 include a hedging gain of $7.1 million which increased our realized natural gas price by $0.50 per Mcf. Our oil and natural gas sales increased $63.6 million (48%) to $196.8 million for the six months ended June 30, 2010 from $133.2 million for the six months ended June 30, 2009. This increase primarily resulted from an increase in natural gas production as well as stronger natural gas and oil prices. Our production in the first six months of 2010 of 38.8 Bcfe increased 32% as compared to 29.4 Bcfe that we produced in the first six months of 2009. The production increase is primarily attributable to our drilling activity in the Haynesville shale formation in East Texas and North Louisiana. Our average realized natural gas price increased by 9% and our average realized oil price increased by 60% in the first six months of 2010 as compared to the first six months of 2009. Our realized natural gas prices in 2009 include a hedging gain of $13.0 million which increased our realized natural gas price by $0.49 per Mcf.
Costs and Expenses –
          Production taxes increased $2.3 million to $4.8 million for the second quarter of 2010 from $2.5 million in the second quarter of 2009. Production taxes increased by $2.9 million to $6.5 million for the first six months of 2010 from $3.6 million in the first six months of 2009. The increase resulted from higher production and higher oil and natural gas prices.
          Gathering and transportation costs for the second quarter of 2010 increased $2.3 million to $3.7 million as compared to $1.4 million in the second quarter of 2009. Gathering and transportation costs for the first six months of 2010 increased $5.6 million to $8.2 million as compared to $2.6 million in the first six months of 2009. The increases mainly reflect the transportation costs relating to production from our Haynesville shale drilling program.
          Our lease operating expenses increased by $0.4 million to $14.0 million for the second quarter of 2010 as compared to $13.6 million for the second quarter of 2009. As a result of the growth in our production volume, our lease operating expense per Mcfe produced has decreased by 20% to $0.71 per Mcfe for the three months ended June 30, 2010 as compared to $0.89 per Mcfe for the three months ended June 30, 2009. Our lease operating expenses for the first six months of 2010 of $28.1 million were essentially unchanged from our lease operating expenses of $28.2 million for the first six months of 2009. As a result of the growth in our production volume, our lease operating expense per Mcfe produced has decreased by 25% to $0.72 per Mcfe for the six months ended June 30, 2010 as compared to $0.96 per Mcfe for the six months ended June 30, 2009.
          Exploration costs of $0.1 million in the second quarter of 2010 and 2009 related to seismic costs incurred with respect to our exploratory activity. Exploration expense of $1.3 million and $0.1 million in the first six months of 2010 and 2009, respectively, also related to geological and geophysical costs incurred.
          Depreciation, depletion and amortization (“DD&A”) increased $6.6 million (13%) to $57.4 million in the second quarter of 2010 from $50.8 million in the second quarter of 2009. The increase is primarily the result of the 30% increase in production. Our DD&A per equivalent Mcf produced decreased $0.43 (13%) to $2.87 for the three months ended June 30, 2010 from $3.30 for the three months ended June 30, 2009. DD&A for the first six months of 2010 increased $18.7 million (19%) to $116.8 million from $98.1 million for the six months ended June 30, 2009. Our DD&A rate per Mcfe for the first six months of 2010 of $3.00 decreased $0.32 (10%) from the DD&A rate of $3.32 for the first six months of 2009. The lower DD&A rates per Mcfe reflect the growth in our oil and natural gas reserves primarily from our Haynesville shale drilling program.
          We recorded $0.2 million of impairments to our oil and gas properties for the six months ended June 30, 2010.
          General and administrative expense, which is reported net of overhead reimbursements, increased by $0.7 million to $9.8 million for the second quarter of 2010 as compared to general and administrative expense of $9.1 million for the second quarter of 2009. Included in general and administrative expense is stock-based compensation of $4.3 million and $3.8 million for the three months ended June 30, 2010 and 2009, respectively. For the first six months of 2010, general and administrative expense increased to $19.6 million from $18.9 million for the six months ended June 30, 2009. Included in general and administrative expense is stock-based compensation of $8.5 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively. The increases in general and administrative costs in 2010 are mainly due to the higher costs of our stock-based compensation.
          Interest expense increased $4.7 million to $7.6 million for the second quarter of 2010 from interest expense of $2.9 million in the second quarter of 2009. We had no borrowings outstanding under our bank credit facility during the second quarter of 2010 as compared to average borrowings of $123.4 million in the second quarter of 2009. We capitalized interest of $2.9 million and $1.4 million on our unevaluated properties during the three months ended June 30, 2010 and 2009, respectively. Interest expense increased $10.3 million to $15.4 million for the first six months of 2010 from interest expense of $5.1 million in the first six months of 2009. We had no borrowings outstanding under our bank credit facility during the first six months of 2010 as compared to average borrowings of $94.3 million in the first six months of 2009. We capitalized interest of $5.5 million and $3.0 million on our unevaluated properties during the six months ended June 30, 2010 and 2009, respectively. The increases in interest expense were primarily due to the interest on the senior notes we issued in October 2009.
          During the three months ended June 30, 2010 we recognized a gain of $4.9 million from the sale of assets comprised of a loss of $0.8 million from the sale of certain other property and equipment and a gain of $5.7 million from the sale of 520,000 shares of common stock in Stone Energy Corporation held as marketable securities.
          Income tax expense for the second quarter of 2010 consisted of a benefit of $21,000 as compared to a benefit for income taxes of $4.0 million for the three months ended June 30, 2009. Income tax expense for the first six months of 2010 consisted of a provision of $0.1 million as compared to a benefit for income taxes of $6.1 million for the six months ended June 30, 2009. In determining the 2010 full year effective tax rate, we are projecting a pre-tax loss. Our non-deductible stock-based compensation has the effect of lowering our expected annualized tax benefit. In addition, the 2010 effective tax rate reflects a benefit from adjustments related to refund claims resulting from the finalized net operating loss carrybacks in our 2009 tax returns.
          We reported a net loss of $1.6 million for the three months ended June 30, 2010 or $0.04 per share, as compared to a net loss of $11.5 million, or $0.26 per share, for the three months ended June 30, 2009. The lower net loss in 2010 is primarily due to our higher natural gas production, improved oil and natural gas prices and the gain we realized in 2010 from the sale of certain assets.
          We reported net income of $5.7 million for the six months ended June 30, 2010 or $0.12 per diluted share, as compared to a net loss of $17.1 million or $0.38 per share for the six months ended June 30, 2009. The net income in 2010 is also primarily due to our higher natural gas production, higher oil and natural gas prices and the gain from the sale of marketable securities.
Liquidity and Capital Resources
          Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2010, our primary source of funds was net cash flow from operations of $199.2 million. Our net cash flow from operating activities increased $129.8 million (187%) in the first six months of 2010 from $69.4 million for the six months ended June 30, 2009. This increase is primarily due to our higher production level, higher realized oil and natural gas prices and the receipt of $48.8 million in income tax refunds during the six months ended June 30, 2010. The other source of funds in the first six months of 2010 was $11.6 million in proceeds from sales of certain assets.
          Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2010, we incurred capital expenditures of $254.9 million primarily for our development and exploration activities. We funded our 2010 capital program with cash on hand and cash flow provided by operating activities.

          The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(In thousands)

Leasehold costs	$62,350	$7,602
Development drilling	154,664	91,749
Exploratory drilling	23,438	68,394
Other development	3,699	6,786

	244,151	174,531
Other	10,747	50

	$254,898	$174,581

          We expect to spend approximately $350.0 million for developmental and exploratory drilling during 2010 and an additional $150.0 million to acquire additional exploratory acreage. We expect to fund our development and exploration activities with operating cash flow, cash on hand, proceeds from asset sales and additional borrowings under our bank credit facility.
          The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2010, we have contracted for the services of drilling rigs through September 2012 at an aggregate cost of $70.8 million and we have maximum commitments of $52.1 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2015. We record a separate liability for the fair value of these asset retirement obligations which totaled $6.8 million as of June 30, 2010.
          We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2010, the borrowing base was $500.0 million, all of which was available. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of June 30, 2010.
          We have $172.0 million of 6⅞% senior notes which are due March 1, 2012. Interest is payable semiannually on each March 1 and September 1. During the three months ended June 30, 2010 we repurchased $3.0 million of the 6⅞% senior notes at 99% of par value. We also have $300.0 million of 8⅜% senior notes outstanding which are due October 15, 2017. Interest is payable semiannually on each October 15 and April 15. The senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries.

          We believe that our cash flow from operations, cash on hand and available borrowings under our bank credit facilities will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
          Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2010, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $35.2 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million.
Interest Rates
          At June 30, 2010, we had total long-term debt of $468.1 million. Of this amount, $172.0 million bears interest at a fixed rate of 6⅞% and $300.0 million bears interest of a fixed rate of 8⅜%. We had no borrowings outstanding under our bank credit facility.
ITEM 4: CONTROLS AND PROCEDURES
          As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6: EXHIBITS

Exhibit No.	Description

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources Inc. Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Comprehensive Income, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

**	Submitted electronically herewith.
In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: August 5, 2010	/s/ M. JAY ALLISON
M. Jay Allison,
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	/s/ ROLAND O. BURNS
Roland O. Burns,
Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)