Form 10-Q
period 2010-09-30
COMSTOCK RESOURCES INC
filed 2010-11-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2010
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
Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of November 4, 2010 was 47,317,356.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended September 30, 2010
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2010 and December 31, 2009	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2010 and 2009	5
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss - Nine Months ended September 30, 2010	6
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2010 and 2009	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II. Other Information

Item 6. Exhibits	23
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

Cash and Cash Equivalents	$4,350	$90,472
Accounts Receivable:
Oil and gas sales	25,013	31,435
Joint interest operations	7,171	8,845
Marketable Securities	70,661	95,973
Income Taxes Receivable	—	42,402
Other Current Assets	3,577	4,259

Total current assets	110,772	273,386
Property and Equipment:
Unevaluated oil and gas properties	226,954	130,364
Oil and gas properties, successful efforts method	2,586,057	2,289,571
Other property and equipment	18,229	6,477
Accumulated depreciation, depletion and amortization	(1,013,278)	(850,125)

Net property and equipment	1,817,962	1,576,287
Other Assets	7,856	9,288

	$1,936,590	$1,858,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$76,479	$67,488
Accrued Expenses	27,729	20,695
Deferred Income Taxes Payable	369	6,588

Total current liabilities	104,577	94,771
Long-term Debt	528,238	470,836
Deferred Income Taxes Payable	224,686	220,682
Reserve for Future Abandonment Costs	6,975	6,561
Other Non-current Liabilities	2,600	—

Total liabilities	867,076	792,850
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,317,356 and 47,103,770 shares outstanding at September 30, 2010 and December 31, 2009, respectively	23,659	23,552
Additional paid-in capital	450,124	434,505
Retained earnings	578,458	577,435
Accumulated other comprehensive income	17,273	30,619

Total stockholders’ equity	1,069,514	1,066,111

	$1,936,590	$1,858,961

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$79,720	$67,436	$276,491	$200,662

Operating expenses:
Production taxes	3,062	1,848	9,543	5,486
Gathering and transportation	4,101	1,368	12,308	3,962
Lease operating	13,002	12,803	41,150	41,015
Exploration	1,238	227	2,506	371
Depreciation, depletion and amortization	46,796	53,933	163,603	152,001
Impairment of oil and gas properties	26	115	213	115
General and administrative, net	9,400	8,689	28,965	27,559

Total operating expenses	77,625	78,983	258,288	230,509

Operating income (loss)	2,095	(11,547)	18,203	(29,847)
Other income (expenses):
Interest income	5	3	263	35
Other income	100	23	145	115
Gain on sale of assets	—	—	4,895	—
Interest expense	(7,108)	(3,244)	(22,551)	(8,307)

Total other income (expenses)	(7,003)	(3,218)	(17,248)	(8,157)

Income (loss) before income taxes	(4,908)	(14,765)	955	(38,004)
Benefit from income taxes	208	2,193	68	8,300

Net income (loss)	$(4,700)	$(12,572)	$1,023	$(29,704)

Net income (loss) per share:
Basic	$(0.10)	$(0.28)	$0.02	$(0.66)

Diluted	$(0.10)	$(0.28)	$0.02	$(0.66)

Weighted average shares outstanding:
Basic	45,623	45,032	45,537	44,992

Diluted	45,623	45,032	45,589	44,992

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2010
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock –	Paid-in	Retained	Comprehensive
	(Shares)	Par Value	Capital	Earnings	Income (Loss)	Total
	(In thousands)
Balance at January 1, 2010	47,104	$23,552	$434,505	$577,435	$30,619	$1,066,111
Exercise of stock options	177	89	1,204	—	—	1,293
Stock-based compensation	36	18	12,912	—	—	12,930
Tax benefit from stock-based compensation	—	—	1,503	—	—	1,503
Net income	—	—	—	1,023	—	1,023
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	(13,346)	(13,346)

Total comprehensive loss						(12,323)

Balance at September 30, 2010	47,317	$23,659	$450,124	$578,458	$17,273	$1,069,514

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,023	$(29,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	131	22,318
Depreciation, depletion and amortization	163,603	152,001
Impairment of oil and gas properties	213	115
Gain on sale of assets	(4,895)	—
Debt issuance costs and discount amortization	1,834	608
Stock-based compensation	12,930	11,533
Excess tax benefit from stock-based compensation	(1,503)	(974)
Decrease in accounts receivable	8,096	12,043
(Increase) decrease in other current assets	49,428	(23,378)
Increase (decrease) in accounts payable and accrued expenses	18,376	(26,712)

Net cash provided by operating activities	249,236	117,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(406,778)	(253,475)
Proceeds from sales of assets	11,624	—

Net cash used for investing activities	(395,154)	(253,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	60,000	130,000
Principal payments on debt	(3,000)	—
Proceeds from issuance of common stock	1,293	1,470
Excess tax benefit from stock-based compensation	1,503	974
Debt issuance costs	—	(6)

Net cash provided by financing activities	59,796	132,438

Net decrease in cash and cash equivalents	(86,122)	(3,187)
Cash and cash equivalents, beginning of period	90,472	6,281

Cash and cash equivalents, end of period	$4,350	$3,094

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2010 and the related results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009.
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
     The results of operations for the three months and nine months ended September 30, 2010 are not necessarily an indication of the results expected for the full year.
     These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
Marketable Securities
     As of September 30, 2010 the Company owned 4,797,069 shares of Stone Energy Corporation common stock. The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. In April 2010 the Company sold 520,000 shares of Stone Energy Corporation and received proceeds of $10.5 million. Comstock realized a gain before income taxes on this sale of $5.7 million which is included in other income (expense) in the consolidated statements of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations. As of September 30, 2010, the estimated fair value of the Stone Energy Corporation shares, based on the market price for the shares, was $70.7 million after recognizing an unrealized gain after income taxes of $17.3 million.
Reserve for Future Abandonment Costs
     Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Beginning future abandonment costs	$6,561	$5,480
Accretion expense	290	233
New wells placed on production and changes in estimates	190	342
Liabilities settled	(66)	(25)

Future abandonment costs — end of period	$6,975	$6,030

Revenue Recognition and Gas Balancing
     Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2010 or December 31, 2009.
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
     For the three months and nine months ended September 30, 2009, the Company had natural gas swaps which fixed the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production. The Company designated these swaps as cash flow hedges. Realized gains of $7.3 million and $20.3 million were included in

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
oil and gas sales for the three months and nine months ended September 30, 2009, respectively, related to these swaps. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they were effective in offsetting cash flows attributable to the hedged risk, were recorded in other comprehensive income until the hedged item was recognized in earnings. Any change in fair value resulting from ineffectiveness was recognized in oil and gas sales as an unrealized gain or loss. No amounts relating to the hedge ineffectiveness were recognized in oil and gas sales during the three months and nine months ended September 30, 2009. The Company did not have any derivative financial instruments outstanding during the three months or nine months ended September 30, 2010.
Stock-Based Compensation
     Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2010 and 2009, the Company recognized $4.4 million and $4.0 million, respectively, of stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants. During the nine months ended September 30, 2010 and 2009, the Company recognized $12.9 million and $11.5 million, respectively, of stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.
     The Company had 246,870 stock options outstanding at September 30, 2010, of which 223,370 were exercisable. Total unrecognized compensation cost related to nonvested stock options of $0.1 million as of September 30, 2010 is expected to be recognized over a period of 0.2 years. The Company received cash proceeds from the exercise of stock options of $1.3 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.
     As of September 30, 2010, Comstock had 1,688,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $37.22 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $31.9 million as of September 30, 2010 is expected to be recognized over a period of 2.5 years. During the nine months ended September 30, 2010, the Company awarded a total of 36,000 shares of restricted stock to its independent directors which will vest three years from the date of grant. The grant date fair value was $30.49 per share for the 2010 awards.
Income Taxes
     The following is an analysis of consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Current benefit	$(382)	$(26,495)	$(199)	$(30,618)
Deferred provision	174	24,302	131	22,318

Benefit from income taxes	$(208)	$(2,193)	$(68)	$(8,300)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(26.6%)	(14.5%)	(11.9%)	(10.6%)
State income taxes, net of federal benefit	(3.1%)	(3.7%)	9.0%	(1.2%)
Net operating loss carryback adjustments	—%	—%	(38.7%)	—%
Other	(1.0%)	(1.9%)	(0.5%)	(1.4%)

Effective tax rate	4.3%	14.9%	(7.1%)	21.8%

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
     The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2005. State tax returns in two state jurisdictions are currently under review. The Company has evaluated the preliminary findings in these jurisdictions and believes it is more likely than not that the ultimate resolution of these matters will not have a material impact on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit therefore the Company has no significant reserves for uncertain tax positions.
Fair Value Measurements
     As of September 30, 2010, the Company held certain items that are required to be measured at fair value. These included cash equivalents held in money market funds and marketable securities comprised of shares of Stone Energy Corporation common stock. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The estimated fair value for the items in the Company’s financial statement were based on Level 1 inputs where the inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.
     The following table summarizes financial assets and liabilities accounted for at fair value as of September 30, 2010:

Carrying Value Measured at Fair Value
(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$4,350
Marketable securities	70,661

Total assets	$75,011

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010		As of December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In thousands)
Long-term debt, including current portion	$528,238	$538,750	$470,836	$479,938
The fair market value of the Company’s fixed rate debt was based on their market prices as of September 30, 2010 and December 31, 2009. The fair value of the Company’s floating rate debt approximates its carrying value.
Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009, respectively, were determined as follows:

	Three Months Ended September 30,
	2010			2009
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(In thousands, except per share amounts)
Net Income (Loss)	$(4,700)			$(12,572)
Income Allocable to Unvested Stock Grants	—			—

Basic Net Income (Loss) Attributable to Common Stock	$(4,700)	45,623	$(0.10)	$(12,572)	45,032	$(0.28)

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$(4,700)	45,623	$(0.10)	$(12,572)	45,032	$(0.28)

	Nine Months Ended September 30,
	2010			2009
			Per			Per
	Income	Shares	Share	Loss	Shares	Share
	(In thousands, except per share amounts)
Net Income (Loss)	$1,023			$(29,704)
Income Allocable to Unvested Stock Grants	—			—

Basic Net Income (Loss) Attributable to Common Stock	$1,023	45,537	$0.02	$(29,704)	44,992	$(0.66)

Effect of Dilutive Securities:
Stock Options	—	52		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$1,023	45,589	$0.02	$(29,704)	44,992	$(0.66)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     At September 30, 2010 and December 31, 2009, 1,688,000 and 2,036,450 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Unvested restricted stock	1,695	1,590	1,697	1,546
The shares of unvested restricted stock were excluded as anti-dilutive to earnings per share in the three months ended September 30, 2010 and the three and nine months ended September 30, 2009 due to the net loss in such periods.
     Stock options to purchase common stock that were outstanding were excluded as anti-dilutive from the determination of diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands except per share data)
Weighted average anti-dilutive stock options	240	454	210	490
Weighted average exercise price	$36.01	$23.55	$36.94	$22.03
     In the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, all stock options were excluded as anti-dilutive to earnings per share due to the net loss in such periods.
Supplementary Information With Respect to the Consolidated Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009 the Company’s cash investments consisted of prime shares held in institutional preferred money market funds.
     The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash Payments:
Interest payments	$26,940	$15,100
Income tax payments (refunds)	$(48,844)	$1,524
     The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months and nine months ended September 30, 2010, the Company capitalized interest of $3.5 million and $9.0 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties. The Company capitalized interest of $1.3 million and $4.3 million during the three and nine months ended September 30, 2009.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Comprehensive Loss
     Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(In thousands)
Net income (loss)	$(4,700)	$(12,572)	$1,023	$(29,704)
Other comprehensive income (loss):
Unrealized hedging loss, net of income tax benefit of $2,330, and $3,048	—	(4,328)	—	(5,662)
Realized gain on marketable securities, net of income tax expense of $1,558	—	—	(2,893)	—
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of $5,994, $17,718, $(5,629) and $13,249	11,132	32,904	(10,453)	24,605

Total comprehensive income (loss)	$6,432	$16,004	$(12,323)	$(10,761)

     Accumulated other comprehensive income, for the three and nine months ended September 30, 2010, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2010
	(In thousands)
Balance as of beginning of the period	$6,141	$30,619
Realized gain on sale of marketable securities, net of income taxes	—	(2,893)
Changes in the value of marketable securities, net of income taxes	11,132	(10,453)

Balance as of September 30, 2010	$17,273	$17,273

(2) LONG-TERM DEBT –
     At September 30, 2010, long-term debt was comprised of:

(In thousands)
Revolving Bank Credit Facility	$60,000
8⅜% Senior Notes due 2017	296,238
6⅞% Senior Notes due 2012	172,000

$528,238

     The Company has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2010, the borrowing base was $500.0 million, $440.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
plus 0.5% to 1.25%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of September 30, 2010.
     Comstock has $172.0 million of 6 7/8% senior notes outstanding which mature on March 1, 2012. Interest is payable semiannually on each March 1 and September 1. In May 2010, the Company repurchased $3.0 million in principal amount of the 6 7/8% Senior Notes at 99% of the par value. The Company also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017. Interest is payable semiannually on each April 15 and October 15. The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of September 30, 2010, Comstock had no material assets or operations which are independent of its wholly-owned subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its wholly-owned subsidiaries through dividends or loans.
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
     In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of September 30, 2010, the Company had commitments for contracted drilling services of $60.7 million. The Company also has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of September 30, 2010 totaled $49.7 million.
(4) SUBSEQUENT EVENTS-
     Subsequent events were evaluated through the issuance date of these consolidated financial statements. In October, 2010, the Company entered into an agreement to sell certain oil and gas properties in Mississippi for $75.0 million with an effective date of July 1, 2010. The sale is expected to close in December 2010 and is subject to completion of due diligence by the purchaser and certain closing conditions. The Company estimates that it will realize a loss of $26.5 million ($16.6 million after income taxes) on the divestiture in the fourth quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Comstock Resources, Inc.
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of September 30, 2010, and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2010 and 2009, the consolidated statement of stockholders’ equity and comprehensive loss for the nine-month period ended September 30, 2010, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management.
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
November 4, 2010

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
Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	16,154	15,976	52,657	42,877
Oil (Mbbls)	171	163	557	584
Natural gas equivalent (Mmcfe)	17,185	16,955	56,002	46,380

Revenues:
Natural gas sales	$68,557	$50,675	$239,399	$153,232
Hedging gains	—	7,306	—	20,332

Total natural gas sales including hedging	68,557	57,981	239,399	173,564
Oil sales	11,163	9,455	37,092	27,098

Total oil and gas sales	$79,720	$67,436	$276,491	$200,662

Expenses:
Production taxes	$3,062	$1,848	$9,543	$5,486
Gathering and transportation	4,101	1,368	12,308	3,962
Lease operating(1)	13,002	12,803	41,150	41,015
Exploration expense	1,238	227	2,506	371
Depreciation, depletion and amortization	46,796	53,933	163,603	152,001

Average Sales Price:
Natural gas (per Mcf)	$4.24	$3.17	$4.55	$3.57
Natural gas including hedging (per Mcf)	$4.24	$3.63	$4.55	$4.05
Oil (per Bbl)	$64.97	$57.96	$66.54	$46.42
Average equivalent (Mcfe)	$4.64	$3.55	$4.94	$3.89
Average equivalent including hedging (Mcfe)	$4.64	$3.98	$4.94	$4.33

Expenses ($ per Mcfe):
Production taxes	$0.18	$0.11	$0.17	$0.12
Gathering and transportation	$0.24	$0.08	$0.22	$0.09
Lease operating(1)	$0.75	$0.75	$0.73	$0.88
Depreciation, depletion and amortization(2)	$2.71	$3.17	$2.91	$3.27

(1)	Includes ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues —
     Our oil and natural gas sales increased $12.3 million (18%) to $79.7 million for the three months ended September 30, 2010 from $67.4 million for the third quarter of 2009. This increase primarily resulted from increased natural gas and oil prices. Our production of 17.2 Bcfe in the third quarter of 2010 was comparable to the 17.0 Bcfe that we produced in the third quarter of 2009. Production in the third quarter of 2010, which averaged 187 MMcfe per day, was down from production in the second quarter of 2010 which averaged 219 MMcfe per day. The decline related to the unavailability of high pressure pumping services used to complete our Haynesville shale wells. At September 30, 2010, we had 26 Haynesville shale wells which were drilled and were waiting to be completed. Starting in October we have obtained adequate high pressure pumping services allowing us to complete the wells we are drilling. Accordingly, we anticipate that production will again increase starting in the fourth quarter of 2010. Our average realized natural gas price increased by 17% and our average realized oil price increased by 12% in the third quarter of 2010 as compared to the third quarter of 2009. Our realized natural gas prices in 2009 include a hedging gain of $7.3 million which increased our realized natural gas price by $0.46 per Mcf.
     Our oil and natural gas sales increased $75.8 million (38%) to $276.5 million for the nine months ended September 30, 2010 from $200.7 million for the nine months ended September 30, 2009. This increase primarily resulted from an increase in natural gas production as well as stronger natural gas and oil prices. Our production in the first nine months of 2010 of 56.0 Bcfe increased 21% as compared to 46.4 Bcfe that we produced in the first nine months of 2009. The production increase is primarily attributable to our drilling activity in the Haynesville shale formation in East Texas and North Louisiana. Our average realized natural gas price increased by 12% and our average realized oil price increased by 43% in the first nine months of 2010 as compared to the first nine months of 2009. Our realized natural gas prices in 2009 include a hedging gain of $20.3 million which increased our realized natural gas price by $0.48 per Mcf.
Costs and Expenses —
     Production taxes increased $1.3 million to $3.1 million for the third quarter of 2010 from $1.8 million in the third quarter of 2009. Production taxes increased by $4.0 million to $9.5 million for the first nine months of 2010 from $5.5 million in the first nine months of 2009. The increase resulted primarily from higher oil and natural gas prices and from higher production in 2010.
     Gathering and transportation costs for the third quarter of 2010 increased $2.7 million to $4.1 million as compared to $1.4 million in the third quarter of 2009. Gathering and transportation costs for the first nine months of 2010 increased $8.3 million to $12.3 million as compared to $4.0 million in the first nine months of 2009. The increases mainly reflect the transportation costs relating to production from our Haynesville shale drilling program.
     Our lease operating expenses increased by $0.2 million to $13.0 million for the third quarter of 2010 as compared to $12.8 million for the third quarter of 2009, and our lease operating expense per Mcfe produced was unchanged at $0.75 per Mcfe for the three months ended September 30, 2010 and 2009. Our lease operating expenses for the first nine months of 2010 of $41.2 million increased by $0.2 million from $41.0 million for the first nine months of 2009. As a result of the growth in our production, our lease operating expense per Mcfe produced decreased by 17% to $0.73 per Mcfe for the nine months ended September 30, 2010 as compared to $0.88 per Mcfe for the nine months ended September 30, 2009.
     Exploration costs of $1.2 million and $0.2 million in the third quarter of 2010 and 2009 related to seismic costs incurred with respect to our exploratory activity. Exploration expense of $2.5 million and $0.4 million in the first nine months of 2010 and 2009, respectively, also related to geological and geophysical costs incurred.
     Depreciation, depletion and amortization (“DD&A”) decreased $7.1 million (13%) to $46.8 million in the third quarter of 2010 from $53.9 million in the third quarter of 2009. The decrease was primarily the result of our lower DD&A rate in 2010. Our DD&A per equivalent Mcf produced decreased $0.46 (15%) to $2.71 for the three months ended September 30, 2010 from $3.17 for the three months ended September 30, 2009. DD&A for the first nine months of 2010 increased $11.6 million (8%) to $163.6 million from $152.0 million for the nine months ended September 30, 2009 primarily as the result of our increased production in 2010. Our DD&A rate per Mcfe for the first nine months of 2010 of $2.91 decreased $0.36 (11%) from the DD&A rate of $3.27 for the first nine months of 2009. The lower DD&A rates per Mcfe reflect the growth in our oil and natural gas reserves primarily from our Haynesville shale drilling program.
     We recorded $0.2 million of impairments to our oil and gas properties for the nine months ended September 30, 2010.

     General and administrative expense, which is reported net of overhead reimbursements, increased by $0.7 million to $9.4 million for the third quarter of 2010 as compared to general and administrative expense of $8.7 million for the third quarter of 2009. Included in general and administrative expense is stock-based compensation of $4.4 million and $4.0 million for the three months ended September 30, 2010 and 2009, respectively. For the first nine months of 2010, general and administrative expense increased to $29.0 million from $27.6 million for the nine months ended September 30, 2009. Included in general and administrative expense is stock-based compensation of $12.9 million and $11.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increases in general and administrative costs in 2010 are mainly due to the higher costs of our stock-based compensation.
     Interest expense increased $3.9 million to $7.1 million for the third quarter of 2010 from interest expense of $3.2 million in the third quarter of 2009. The increase was primarily related to the issuance of senior notes in October 2009. We also had average borrowings of $54.9 outstanding under our bank credit facility during the third quarter of 2010 as compared to average borrowings of $154.6 million in the third quarter of 2009. We capitalized interest of $3.5 million and $1.3 million on our unevaluated properties during the three months ended September 30, 2010 and 2009, respectively. Interest expense increased $14.3 million to $22.6 million for the first nine months of 2010 from interest expense of $8.3 million in the first nine months of 2009. The increase is also due to the senior notes issued in October 2009. We had average borrowings outstanding under our bank credit facility during the first nine months of 2010 of $8.6 million, as compared to average borrowings of $115.3 million in the first nine months of 2009. We capitalized interest of $9.0 million and $4.3 million on our unevaluated properties during the nine months ended September 30, 2010 and 2009, respectively.
     During the nine months ended September 30, 2010 we recognized a gain of $4.9 million from the sale of assets, comprised of a loss of $0.8 million from the sale of certain other property and equipment and a gain of $5.7 million from the sale of 520,000 shares of common stock in Stone Energy Corporation held as marketable securities.
     Income tax expense for the third quarter of 2010 consisted of a benefit of $0.2 million as compared to a benefit from income taxes of $2.2 million for the three months ended September 30, 2009. Income tax expense for the first nine months of 2010 consisted of a benefit of $0.1 million as compared to a benefit from income taxes of $8.3 million for the nine months ended September 30, 2009. In determining the 2010 full year effective tax rate, we are projecting a pre-tax loss. Our non-deductible stock-based compensation has the effect of lowering our expected annualized tax benefit. In addition, the 2010 effective tax rate reflects a benefit from adjustments related to refund claims resulting from the finalized net operating loss carrybacks in our 2009 tax returns.
     We reported a net loss of $4.7 million for the three months ended September 30, 2010 or $0.10 per share, as compared to a net loss of $12.6 million, or $0.28 per share, for the three months ended September 30, 2009. The lower net loss in 2010 was primarily due to improved oil and natural gas prices.
     We reported net income of $1.0 million for the nine months ended September 30, 2010 or $0.02 per diluted share, as compared to a net loss of $29.7 million or $0.66 per share for the nine months ended September 30, 2009. The net income in 2010 was primarily due to our higher natural gas production, higher oil and natural gas prices and the gain from the sale of marketable securities.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2010, our primary source of funds was net cash flow from operations of $249.2 million. Our net cash flow from operating activities increased $131.3 million (111%) in the first nine months of 2010 from $117.9 million for the nine months ended September 30, 2009. This increase was primarily due to our higher production level, higher realized oil and natural gas prices and the receipt of $48.8 million in income tax refunds during the nine months ended September 30, 2010. The other sources of funds during the first nine months of 2010 were $11.6 million in proceeds from sales of certain assets and borrowings of $60.0 million under our bank credit facility.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2010, we incurred capital expenditures of $404.4 million primarily for our development and exploration activities. We funded our 2010 capital program with cash on hand, cash flow provided by operating activities and borrowings under our bank credit facility.
     The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Leasehold costs	$130,434	$10,343
Development drilling	200,955	143,741
Exploratory drilling	56,237	90,849
Other development	5,326	8,594

	392,952	253,527
Other	11,475	69

	$404,427	$253,596

     We expect to spend approximately $385.0 million for developmental and exploratory drilling during 2010 and an additional $130.0 million to acquire additional exploratory acreage. We expect to fund our development and exploration activities with operating cash flow, cash on hand, proceeds from asset sales and borrowings under our bank credit facility.
     In October 2010, we entered into an agreement to sell our Mississippi oil and gas properties for $75.0 million with an effective date of July 1, 2010. The divestiture is expected to close in December 2010. The proceeds will be used to reduce the borrowings under our bank credit facility.
     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2010, we have contracted for the services of drilling rigs through September 2012 at an aggregate cost of $60.7 million and we have maximum commitments of $49.7 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2015. We record a separate liability for the fair value of these asset retirement obligations which totaled $7.0 million as of September 30, 2010.
     We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on December 15, 2011. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2010, the borrowing base was $500.0 million, $440.0 million of which was available. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 2% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.5%) plus 0.5% to 1.25%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $40.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of September 30, 2010.

     We have $172.0 million of 6 7/8% senior notes outstanding which are due March 1, 2012. Interest is payable semiannually on each March 1 and September 1. During the three months ended September 30, 2010, we repurchased $3.0 million of the 6 7/8% senior notes at 99% of par value. We also have $300.0 million of 8 3/8% senior notes outstanding which are due October 15, 2017. Interest is payable semiannually on each October 15 and April 15. The senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries.
     We believe that our cash flow from operations, cash on hand and available borrowings under our bank credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2010, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $50.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.7 million.
Interest Rates
     At September 30, 2010, we had total long-term debt of $528.2 million. Of this amount, $172.0 million bears interest at a fixed rate of 6 7/8% and $300.0 million bears interest of a fixed rate of 8 3/8%. We had $60.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2010, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2010 by approximately $0.1 million.
ITEM 4: CONTROLS AND PROCEDURES
     As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6: EXHIBITS

Exhibit No.	Description
15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources, Inc. Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

**	Submitted electronically herewith.
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

COMSTOCK RESOURCES, INC.

Date: November 4, 2010	/s/ M. JAY ALLISON M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 4, 2010	/s/ ROLAND O. BURNS Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)