Form 10-K
period 2010-12-31
COMSTOCK RESOURCES INC
filed 2011-02-22
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 22, 2011, there were 47,706,101 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders
are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2010

CONTENTS

Item		Page

Part I
	Cautionary Note Regarding Forward-Looking Statements	2
	Definitions	3
1. and 2.	Business and Properties	6
1A.	Risk Factors	27
1B.	Unresolved Staff Comments	36
3.	Legal Proceedings	36

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
6.	Selected Financial Data	38
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
7A.	Quantitative and Qualitative Disclosures About Market Risk	48
8.	Financial Statements and Supplementary Data	49
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
9A.	Controls and Procedures	50
9B.	Other Information	52

Part III
10.	Directors, Executive Officers and Corporate Governance	52
11.	Executive Compensation	52
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
13.	Certain Relationships and Related Transactions, and Director Independence	52
14.	Principal Accountant Fees and Services	52

Part IV
15.	Exhibits and Financial Statement Schedules	53
EX-4.8
EX-4.11
EX-10.10
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
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

Our oil and gas operations are concentrated in East Texas/North Louisiana and South Texas. Our oil and natural gas properties are estimated to have proved reserves of 1,051.0 Bcfe with an estimated PV 10 Value of $797.6 million as of December 31, 2010 and a standardized measure of discounted future net cash flows of $606.1 million. Our consolidated proved oil and natural gas reserve base is 98% natural gas and 50% proved developed on a Bcfe basis as of December 31, 2010.

Our proved reserves at December 31, 2010 and our 2010 average daily production are summarized below:

	Reserves at December 31, 2010				2010 Average Daily Production
		Natural				Natural
	Oil	Gas	Total	% of	Oil	Gas	Total	% of
	(MMBbls)	(Bcf)	(Bcfe)	Total	(MBbls/d)	(MMcf/d)	(MMcfe/d)	Total

East Texas / North Louisiana	1.2	862.9	870.4	82.8%	0.4	142.6	145.0	72.2%
South Texas	2.9	141.1	158.3	15.1%	0.4	39.5	42.1	21.0%
Other Regions	0.1	21.7	22.3	2.1%	1.1	6.9	13.6	6.8%

Total	4.2	1,025.7	1,051.0	100%	1.9	189.0	200.7	100%

Strengths

High Quality Properties.  Our operations are focused in two primary operating areas, the East Texas/North Louisiana and South Texas regions. Our properties have an average reserve life of approximately 14.3 years and have extensive development and exploration potential. We have a substantial acreage position in our East Texas/North Louisiana region in the Haynesville or Bossier shale resource play where we have identified 91,011 gross (79,457 net to us) acres prospective for Haynesville or Bossier shale development. During 2010 we also acquired 20,859 acres (18,320 net to us) in South Texas which are prospective for development of the Eagle Ford shale formation.

Successful Exploration and Development Program.  In 2010 we spent $536.7 million on exploration and development activities. We drilled 78 wells in 2010, 49.3 net to us, at a cost of $390.6 million. We spent $134.7 million to acquire additional leases, $3.2 million on other leasehold costs and $2.6 million to acquire seismic data. We also spent $5.6 million for recompletions, workovers, abandonment and production facilities. Our drilling activities in 2010 added 431 Bcfe to our proved reserves and increased our production by 12% in 2010. Due to unavailability of completion services in 2010 we only completed 37 (21.6 net to us) of the 72 (45.0 net to us) Haynesville or Bossier shale wells that we drilled. We expect to complete all of the remaining wells drilled in 2010 during 2011.

Efficient Operator.  We operate 92% of our proved oil and natural gas reserve base as of December 31, 2010. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Successful Acquisitions.  We have had significant growth over the years as a result of our acquisition activity. In recent years, however, we have not made any acquisitions; in 2010 we focused exclusively on drill bit growth. Since 1991, we have added 984 Bcfe of proved oil and natural gas reserves from 36 acquisitions at an average cost of $1.14 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Business Strategy

Pursue Exploration Opportunities.  We conduct exploration activities to grow our reserve base and to replace our production each year. In late 2007 we identified the potential in our largest operating region, East Texas/North Louisiana, to explore for natural gas in the Haynesville shale formation, which was below the Cotton Valley, Hosston and Travis Peak sand formations that we have been developing. We drilled eight pilot wells to evaluate the prospectivity of the Haynesville shale in 2007 and 2008. We undertook an active leasing program in 2008 through 2010 to acquire additional acreage where we believed the Haynesville shale formation would be prospective and spent $116.9 million in 2008, $26.9 million in 2009 and $55.8 million in 2010 to increase our leasehold with Haynesville or Bossier shale potential to 91,011 gross acres (79,457 net to us). We started the commercial development of the Haynesville shale in late 2008 and have drilled 118 (77.7 net to us) successful horizontal wells through the end of 2010. In 2010, our drilling program was primarily focused on exploring and developing our Haynesville and Bossier shale acreage and we drilled 72 (45.0 net to us) Haynesville and Bossier shale horizontal wells which added 402 Bcfe to our proved reserves in 2010. We plan to continue to develop our Haynesville and Bossier shale acreage in 2011 and have budgeted to spend $348.0 million to drill 45 (27.5 net to us) Haynesville and Bossier shale horizontal wells and to complete our wells that were in progress at the end of 2010.

During 2010 we spent approximately $81.4 million to acquire 20,859 acres (18,320 net to us) in South Texas which we believe to be prospective for the production of liquid hydrocarbons in the Eagle Ford shale formation. We spent approximately $25.6 million to drill three wells (3.0 net to us) in 2010 on our Eagle Ford shale properties. Our Eagle Ford shale drilling program added 10 Bcfe to our proved reserves in 2010. We plan to continue to evaluate our Eagle Ford shale properties during 2011 and have budgeted $169.3 million to drill 22 wells (22.0 net to us) during 2011.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques. During 2010, outside of our Haynesville shale and Eagle Ford shale drilling programs, we spent $4.6 million to drill three wells (1.3 net to us). We also spent $5.6 million for recompletion and workover activity in 2010.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling and completion services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We have budgeted to spend approximately $522.0 million on our development and exploration projects in 2011. We intend to primarily use operating cash flow, proceeds from the sale of non-core assets and borrowings under our bank credit facility to fund our development and exploration expenditures in 2011. We may also make additional property acquisitions in 2011 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Acquire High Quality Properties at Attractive Costs.  In prior years we have had a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Since 1991, we have added 984 Bcfe of proved oil and natural gas reserves from 36 acquisitions at a total cost of $1.1 billion, or

$1.14 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. We did not complete any acquisitions of producing oil and gas properties in 2009 or 2010 due to our focus on developing our Haynesville and Bossier shale and Eagle Ford shale properties. In evaluating acquisitions, we apply strict economic and reserve risk criteria. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities. We also evaluate our existing properties and consider divesting of non-strategic assets when market conditions are favorable.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest field areas as of December 31, 2010:

		Natural
	Oil	Gas	Total		PV 10 Value(1)
	(MBbls)	(MMcf)	(MMcfe)%		(000’s)%

East Texas / North Louisiana
Logansport	44	521,193	521,455	49.6%	$351,416	44.1%
Toledo Bend	—	134,310	134,310	12.8%	15,492	1.9%
Beckville	138	54,421	55,251	5.3%	54,188	6.8%
Mansfield	—	39,659	39,659	3.8%	16,991	2.1%
Waskom	417	31,758	34,259	3.3%	22,737	2.9%
Blocker	113	30,929	31,609	3.0%	27,032	3.4%
Hico-Knowles/Terryville	310	15,078	16,936	1.6%	33,962	4.3%
Darco	38	9,463	9,693	0.9%	6,175	0.8%
Douglass	3	7,171	7,191	0.7%	6,513	0.8%
Drew	34	3,387	3,588	0.3%	4,736	0.6%
Vixen	—	2,937	2,937	0.3%	3,098	0.4%
Other	145	12,569	13,444	1.2%	16,696	2.0%

	1,242	862,875	870,332	82.8%	559,036	70.1%

South Texas
Fandango	—	53,375	53,375	5.1%	57,320	7.2%
Double A Wells	910	24,156	29,619	2.8%	51,489	6.5%
Rosita	1	27,327	27,335	2.6%	25,696	3.2%
Javelina	70	13,283	13,704	1.3%	23,150	2.9%
Eagle Ford	1,426	1,492	10,050	1.0%	9,013	1.1%
Las Hermanitas	3	9,745	9,762	0.9%	10,413	1.3%
Segno	373	1,147	3,382	0.3%	15,146	1.9%
Lopeno	46	2,640	2,916	0.3%	4,450	0.6%
Other	49	7,895	8,189	0.8%	12,466	1.5%

	2,878	141,060	158,332	15.1%	209,143	26.2%

Other
San Juan Basin	14	4,337	4,424	0.4%	6,830	0.9%
Other	85	17,361	17,862	1.7%	22,617	2.8%

	99	21,698	22,286	2.1%	29,447	3.7%

Total	4,219	1,025,633	1,050,950	100.00%	797,626	100.00%

Discounted Future Income Taxes					(191,490)

Standardized Measure of Discounted Future Cash Flows					$606,136

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

East Texas/North Louisiana Region

Approximately 83% or 870.4 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 936 producing wells (565.7 net to us) in 28 field areas. We operate 639 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Beckville, Mansfield, Waskom, Blocker, Hico-Knowles/Terryville, Darco, Douglass, Drew and Vixen fields. Production from this region averaged 143 MMcf of natural gas per day and 403 barrels of oil per day during 2010 or 145 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville or Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2010, we spent $354.0 million drilling 73 wells (45.5 net to us) and $58.0 million on leasehold costs, workovers and recompletions in this region. 72 (45.0 net to us) of the 73 wells we drilled were horizontal wells that targeted the Haynesville or Bossier shale. As of December 31, 2010 we had 35 (23.4 net to us) Haynesville and Bossier shale wells that had been drilled but which were not yet completed. We plan to spend approximately $348.0 million in 2011 in this region to complete the wells that were in progress at the end of 2010 and for drilling activities which will focus primarily on the continued development of our Haynesville and Bossier shale properties.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville shale formation at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 521.5 Bcfe in the Logansport field represent approximately 50% of our proved reserves. We own interests in 205 wells (129.6 net to us) and operate 143 of these wells in this field. At December 31, 2010 we had three wells (0.5 net to us) that were in the process of being completed and 19 drilled wells awaiting completion. During December 2010 net daily production attributable to our interest from this field averaged 80 MMcf of natural gas and 34 barrels of oil. In 2010 we drilled 42 (28.4 net to us) Haynesville or Bossier shale horizontal wells at Logansport. In 2011 we plan to drill 22 (15.4 net to us) horizontal Haynesville or Bossier shale wells.

Toledo Bend

The Toledo Bend field in Desoto and Sabine Parishes, Louisiana was discovered in 2008 with our first horizontal Haynesville shale well. In 2010, we drilled nine (4.7 net to us) Haynesville shale horizontal wells and ten (7.5 net to us) Bossier shale horizontal wells at Toledo Bend. Production from the Haynesville shale in the Toledo Bend ranges from 11,400 to 11,800 feet and from 10,880 to 11,300 feet in the Bossier shale. Our proved reserves of 134 Bcfe in the Toledo Bend field represent approximately 13% of our reserves. We own interests in 28 producing wells (17.8 net to us) and operate twenty of these wells. At December 31, 2010 we had four wells (2.1 net to us) that were in the process of being drilled, one well in the process of being completed and six drilled wells awaiting completion. During December 2010, net daily production attributable to our interest from this field averaged 29 MMcf of natural gas. In 2011, we plan to drill 18 (10.9 net to us) horizontal Haynesville or Bossier shale wells in this field.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 55 Bcfe which represents approximately 5% of our proved reserves. We operate 193 wells in this field and own interests in 83 additional wells for a total of 276 wells (161.5 net to us). During December 2010, production attributable to our interest from this field averaged 13 MMcf of natural gas per day and 52 barrels of oil per day. The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Mansfield

The Mansfield field is located in DeSoto Parish Louisiana and produces from the Haynesville shale between 12,250 and 12,350 feet. During 2010 we drilled nine (2.3 net to us) Haynesville shale horizontal wells in this field. At December 31, 2010 in Mansfield we had two wells in the process of being drilled, three wells in the process of being completed and three drilled wells awaiting completion. Our proved reserves in this field of 40 Bcfe represent approximately 4% of our reserves. During December 2010, net daily production attributable to our interest for this field averaged 3 MMcf of natural gas.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 3% (34 Bcfe) of our proved reserves as of December 31, 2010. We own interests in 67 wells in this field (43.5 net to us) and operate 51 wells in this field. During December 2010, net daily production attributable to our interest averaged 6 MMcf of natural gas and 30 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet. We drilled one Haynesville shale well in the Waskom field in 2010 and will drill one (1.0 net to us) horizontal Haynesville shale well in 2011.

Blocker

Our proved reserves of 32 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 3% of our proved reserves. We own interests in 76 wells (70 net to us) and operate 70 of these wells. During December 2010, net daily production attributable to our interest from this field averaged 6 MMcf of natural gas and 35 barrels of oil. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet. During 2010 we drilled one successful Cotton Valley well at Blocker.

Hico-Knowles/Terryville

We have 17 Bcfe of proved reserves in the Hico-Knowles/Terryville field area located in Lincoln County, Louisiana which represent approximately 2% of our reserves. We own interests in 68 wells (25.3 net to us) and operate 22 of these wells. This field produces primarily from the Hosston/Cotton Valley formations between 7,200 and 11,000 feet. During December 2010, net daily production attributable to our interest from this field averaged 5 MMcf of natural gas and 95 barrels of oil.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 10 Bcfe in the Darco field represent approximately 1% of our reserves. We own interests in 24 wells (18.8 net to us) and operate all of these wells. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 10 barrels of oil.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 7 Bcfe in the Douglass field represent approximately 1% of our reserves. We own interests in 40 wells (25.8 net to us) and operate 33 of these wells. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 5 barrels of oil.

Drew

The Drew Field located in Ouachita Parish, Louisiana has an estimated proved reserves of 4 Bcfe which represents less than 1% of our total company proved reserves. Production is from the Cotton Valley formation between 9,000 feet and 9,600 feet. We own interest in eight wells (5.3 net to us) and operate six of these wells. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 5 barrels of oil per day.

Vixen

The Vixen Field located in Caldwell Parish, Louisiana has an estimated proved reserves of 3 Bcfe which represents less than 1% of our total company proved reserves. Production is from various Hosston sands between 8,300 feet to 10,500 feet. We own interest in seven wells (6.0 net) and operate all of these wells. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas.

South Texas Region

Approximately 15%, or 158 Bcfe, of our proved reserves are located in South Texas, where we own interests in 228 producing wells (124.7 net to us). We own interests in 15 field areas in the region, the largest of which are the Fandango, Double A Wells, Rosita, Javelina, Eagle Ford, Las Hermanitas, Segno and Lopeno fields. Net daily production rates from this region averaged 40 MMcf of natural gas and 429 barrels of oil during 2010 or 42 MMcfe per day. We spent $82.0 million in this region in 2010 to acquire acreage which is prospective for development of the Eagle Ford shale. We also spent $25.6 million to drill three Eagle Ford shale wells (3.0 net to us) and $12.0 million to drill one vertical well (0.5 net to us) and for other development activity. We plan to spend approximately $174.0 million in 2011 for development and exploration activity targeting the Eagle Ford shale formation in this region.

Fandango

We own interests in 21 wells (21 net to us) in the Fandango field, located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 53 Bcfe in this field represent approximately 5% of our total reserves. Production from this field averaged 12 MMcf of natural gas per day during December 2010. We drilled one successful exploration well and two successful development wells since we acquired this field in 2007.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 30 Bcfe, which represent 3% of our reserves. We own interests in and operate 57 producing wells (27.9 net to us) in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 5 MMcf of natural gas and 175 barrels of oil during December 2010. These wells produce from the Woodbine formation at an average depth of 14,300 feet.

Rosita

We own interests in 31 wells (16.8 net to us) in the Rosita field, located in Duval County, Texas. We operate four of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 27 Bcfe in this field represent approximately 3% of our total reserves. Production from this field averaged 4 MMcf of natural gas and two barrels of oil per day during December 2010.

Javelina

We own interests in and operate 18 wells, (18 net to us), in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 14 Bcfe, which represents 1% of our total proved reserves. During December 2010, production attributable to our interest from this field averaged 4 MMcf of natural gas per day and 38 barrels of oil per day.

Eagle Ford

We have 20,859 acres distributed across Atascosa, McMullen and Karnes Counties which is prospective for Eagle Ford shale development in South Texas. The Eagle Ford Shale is found between 7,500 feet and 11,500 feet across our acreage position. In 2010 we had two producing wells which we operate with a 100% working interest. In December 2010 both of these wells were producing a total of 525 barrels of oil per day and 352 Mcf per day of natural gas net to our interest. Our Eagle Ford proved reserves from this initial exploration activity during 2010 is estimated to be 10 Bcfe (85% oil) and represents 1% of our reserves.

Las Hermanitas

We own interests in and operate 15 natural gas wells (12.2 net to us) in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 10 Bcfe in this field represent approximately 1% of our proved reserves. During December 2010, net daily production attributable to our interest from this field averaged 3 MMcf of natural gas. We acquired interests in this field in 2006 and have subsequently drilled eleven successful wells in this field since the acquisition.

Segno

The Segno Field located in Polk County, Texas has an estimated proved reserves of 3 Bcfe which represents less than 1% of our total company proved reserves. Production is from shallow Yegua sands from 5,000 feet to 5,600 feet and deep Wilcox sands between 11,300 feet to 13,350 feet. We own interests in 10.5 net wells and do not operate any of the wells. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 98 barrels of oil per day.

Lopeno

The Lopeno Field located in Zapata County, Texas has an estimated proved reserves of 3 Bcfe which represents less than 1% of our total company proved reserves. Production is from shallow Queen City sands between 2,200 feet and 2,600 feet and deeper Wilcox sands between 6,400 feet and 12,500 feet. We own interests in 18 wells (3.0 net to us) and operate one of these wells. During December 2010, net daily production attributable to our interest from this field averaged 0.2 MMcf of natural gas and 3 barrels of oil per day.

Other Regions

Approximately 2%, or 22 Bcfe, of our proved reserves are in other regions, primarily in New Mexico, Kentucky and the Mid-Continent region. We own interests in 425 producing wells (163.6 net to us) in 15 fields within these regions. The field with the largest proved reserves is our San Juan Basin properties in New Mexico. Excluding production from the Mississippi properties we sold in 2010, net daily production from our other regions during 2010 totaled 6 MMcf of natural gas and 52 barrels of oil or 6 MMcfe per day.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 4 Bcfe in the San Juan field represent less than 1% of our reserves. We own interests in 97 wells (14.6 net to us) in this field. During December 2010, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 3 barrels of oil.

Major Property Acquisitions

As a result of our acquisitions, we have added 984 Bcfe of proved oil and natural gas reserves since 1991. Our largest acquisitions include the following:

Shell Wilcox Acquisition.  In December 2007, we completed the acquisition of certain oil and natural gas properties and related assets from SWEPI LP, an affiliate of Shell Oil Company for $160.1 million. The properties acquired had estimated proved reserves of approximately 70.1 Bcfe. Major fields acquired in the acquisition include the Fandango and Rosita fields.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2010:

		Natural
	Oil	Gas	Total	PV 10 Value
	(MBbls)	(MMcf)	(MMcfe)	(000’s)

Proved Developed:
Producing	2,279	354,429	368,103	$608,902
Non-producing	682	152,380	156,470	150,235

Total Proved Developed	2,961	506,809	524,573	759,137
Proved Undeveloped	1,258	518,824	526,377	38,489

Total Proved	4,219	1,025,633	1,050,950	797,626

Discounted Future Income Taxes				(191,490)

Standardized Measure of Discounted Future Net Cash Flows(1)				$606,136

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2008		2009		2010
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(Mbbls)	(MMcf)	(Mbbls)	(MMcf)	(Mbbls)	(MMcf)

Proved Developed	5,446	354,934	4,894	367,102	2,961	506,809
Proved Undeveloped	4,222	168,709	2,320	315,287	1,258	518,824

Total Proved Reserves	9,668	523,643	7,214	682,389	4,219	1,025,633

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

The average prices that we realized from sales of oil and natural gas, including the effect of hedging, and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2008	2009	2010

Oil Price — $/Bbl	$87.15	$50.94	$68.35
Natural Gas Price — $/Mcf	$8.83	$4.16	$4.35
Lifting costs — $/Mcfe	$1.45	$1.08	$1.10

The oil and natural gas prices used for reserves estimation were as follows:

		Natural
	Oil Price	Gas Price
Year	(per Bbl)	(per Mcf)

2008	$34.49	$5.33
2009	$49.60	$3.54
2010	$76.31	$4.16

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In addition, undeveloped reserves may be estimated through the use of reliable technology in addition to flow tests and production history. As of December 31, 2010, our proved reserves included 1.3 MMBbls of crude oil and 519 Bcf of natural gas, for a total of 526 Bcfe of undeveloped reserves. Approximately 83% of our proved undeveloped reserves at December 31, 2010 were associated with the future development of our Haynesville or Bossier shale properties. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and our Eagle Ford shale, Wilcox and Vicksburg reservoirs in South Texas. Estimated future costs relating to the development of the undeveloped reserves are projected to be approximately $1.1 billion, of which $237.3 million, $380.9 million and $299.6 million are expected to be incurred in 2011, 2012 and 2013, respectively. Costs incurred relating to the development of our undeveloped reserves were approximately $104.4 million, $20.1 million and $16.9 million in 2008, 2009 and 2010, respectively. Following the initial success of our Haynesville shale evaluation wells, our 2010 drilling program was focused primarily to further evaluate and develop acreage that is prospective in the Haynesville shale formation. As a result, only three of the wells we drilled in 2010 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at the end of 2010. All undeveloped drilling locations which comprise our undeveloped reserves at December 31, 2010 are scheduled to be drilled within five years of the year that such reserves were first included in our reported reserves.

We had proved reserve additions of 402 Bcfe in 2010 relating to discoveries resulting from our Haynesville and Bossier shale drilling program. These reserve additions related to 177 Bcfe assigned to 68 Haynesville and Bossier shale wells (41.5 net to us) that we drilled and 225 Bcfe assigned to 89 (55.5 net to us) proved undeveloped locations offsetting these wells. During 2010 we drilled the first wells in our acreage which is prospective for the Eagle Ford shale. Based on the drilling results from our first successful wells, we added 10.1 Bcfe to our proved reserves, most of which is crude oil or condensate. We also had an additional 19 Bcfe of reserve additions from our drilling activity in our non-shale oil and gas properties.

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

Our policies regarding internal controls over the recording of reserves estimates requires that such estimates are in compliance with the SEC definitions and guidance. Inputs to our reserves estimation process, which we provide to Lee Keeling for use in their reserves evaluation, are based upon our historical results for production history, oil and natural gas prices, lifting and development costs, ownership interests and other required data. Our reservoir management group, comprised of qualified petroleum engineers, works with Lee Keeling to ensure that all data we provide is properly reflected in the final reserves estimates and consults with Lee Keeling throughout the reserves estimation process on technical questions regarding the reserve estimates.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2008, 2009 or 2010 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2010, we drilled development and exploratory wells as set forth in the table below:

	2008		2009		2010
	Gross	Net	Gross	Net	Gross	Net

Development:
Oil	—	—	—	—	—	—
Gas	127	71.5	37	27.2	65	41.1
Dry	3	1.0	—	—	—	—

	130	72.5	37	27.2	65	41.1

Exploratory:
Oil	—	—	—	—	3	3.0
Gas	5	2.7	17	11.4	10	5.2
Dry	1	0.5	—	—	—	—

	6	3.2	17	11.4	13	8.2

Total	136	75.7	54	38.6	78	49.3

In 2011 to the date of this report, we have drilled nine wells (4.6 net to us) and we have five wells (4.5 net to us) that are in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2010:

	Oil		Natural Gas
	Gross	Net	Gross	Net

Arkansas	—	—	15	8.0
Kansas	—	—	9	5.1
Kentucky	—	—	86	76.1
Louisiana	15	5.4	415	222.1
New Mexico	1	—	96	14.6
Oklahoma	10	1.2	127	17.9
Texas	36	17.9	753	483.8
Wyoming	—	—	26	1.9

Total	62	24.5	1,527	829.5

We operate 899 of the 1,589 producing wells presented in the above table. As of December 31, 2010, we owned interests in 19 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2010, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net

Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	—	—
Louisiana	88,816	52,534	33,511	28,107
New Mexico	10,240	1,896	—	—
Oklahoma	38,080	5,707	—	—
Texas	123,833	68,796	30,561	26,243
Wyoming	13,440	927	—	—

Total	289,295	140,381	64,072	54,350

Our undeveloped acreage expires as follows:

Expires in 2011	55%
Expires in 2012	3%
Expires in 2013	42%

100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights. The Company anticipates retaining ownership of a substantial amount of the acreage with primary terms expiring in 2011 through drilling activity or by extending the leases.

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

Our oil production is sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 82% of our 2010 natural gas sales were priced utilizing first of the month index prices and approximately 18% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries accounted for 39% of our total 2010 sales. The loss of this customer would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

With the significant increase in our natural gas production in North Louisiana due to our Haynesville shale drilling program, we have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have dedicated our production in our Logansport and Toledo Bend fields under such agreements for terms that expire from 2016 to 2018. We have a commitment to transport a minimum of 7.4 Bcf over 3.2 years under one of these agreements.

We have also entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for our North Louisiana natural gas production on the long-haul pipelines. Under these agreements, we have priority access at certain delivery points for 80,000 MMBtus per day. These agreements expire from 2013 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

Competition

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties and leases for oil and gas exploration.

Regulation

General.  Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission, or “FERC,” regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or “NGA,” and the Natural Gas Policy Act of 1978, or “NGPA.” In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting all “first sales” of natural gas, effective January 1, 1993, subject to the terms of any private contracts that may be in effect. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business. Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit any form of market manipulation with the purchase or sale of natural gas, and the FERC has issued new regulations that are intended to increase natural gas pricing transparency. The 2005 Act has also significantly increased the penalties for violations of the NGA. The FERC has issued Order No. 704 et al. which requires a market participant to make an annual filing if it has sales or purchases equal to or greater than 2.2 million MMBtu in the reporting year to facilitate price transparency.

Regulation and transportation of natural gas.  Our sales of natural gas are affected by the availability, terms and cost of transportation. The price and terms for access to pipeline transportation are subject to extensive regulation. The FERC requires interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for similarly situated shippers. The FERC frequently reviews and modifies its regulations regarding the transportation of natural gas, with the stated goal of fostering competition within the natural gas industry.

Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The Texas Railroad Commission has been changing its regulations governing transportation and gathering services provided by intrastate pipelines and gatherers. While the changes by these state regulators affect us only indirectly, they are intended to further enhance competition in natural gas markets. We cannot predict what further action the FERC or state regulators will take on these matters; however, we do not believe that we will be affected differently in any material respect than other natural gas producers with which we compete by any action taken.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC, state commissions and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach pursued by the FERC, Congress and state regulatory authorities will continue.

Federal leases.  Some of our operations are located on federal oil and natural gas leases that are administered by the Bureau of Land Management (“BLM”) of the United States Department of the Interior. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and BLM regulations and orders that are subject to interpretation and change. These leases are also subject to certain regulations and orders promulgated by the Department of Interior’s Bureau of Ocean Energy Management, Regulation & Enforcement (“BOEMRE”), through its Minerals Revenue Management Program, which is responsible for the management of revenues from both onshore and offshore leases. Additionally, some of our federal leases are subject to the Indian Mineral Development Act of 1982, and are therefore subject to supplemental regulations and orders of the Department of Interior’s Bureau of Indian Affairs. While we cannot predict how various federal agencies may change their interpretations of existing regulations and orders or how regulations and orders issued in the future will impact our operations located on these federal leases, we do not believe we will be affected differently than other similarly situated oil and natural gas producers.

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

The FERC’s regulation of pipelines that transport crude oil, condensate and natural gas liquids under the Interstate Commerce Act is generally more light-handed than the FERC’s regulation of natural gas pipelines under the NGA. FERC-regulated pipelines that transport crude oil, condensate and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates are permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates governed by the Interstate Commerce Act that allowed for an increase or decrease in the transportation rates. The FERC’s regulations include a methodology for such pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates. The mandatory five year review in 2005 revised the methodology for this index to be based on Producer Price Index for Finished Goods (PPI-FG) plus 1.3 percent for the period July 1, 2006 through June 30, 2011. The mandatory five year review in 2010 revised the methodology for this index to be based on PPI-FG plus 2.65 percent for the period July 1, 2011 through June 30, 2016. The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.

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

Other statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the Oil Pollution Act, the Emergency Planning and Community Right-to-Know Act, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. In addition, laws such as the National Environmental Policy Act and the Coastal Zone Management Act may make the process of obtaining certain permits more difficult or time consuming, resulting in increased costs and potential delays that could affect the viability or profitability of certain activities.

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company’s operations by regulatory agencies or the public. In 2010, EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases (“GHGs”) in January 2011, with the first annual reports of those emissions due on March 31, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. We have determined that these new reporting requirements apply to us and we are implementing procedures to collect the required information.

Such changes in environmental laws and regulations which result in more stringent and costly reporting, or waste handling, storage, transportation, disposal or cleanup activities, could materially affect companies operating in the energy industry. In addition, EPA is considering further regulation of climate change. Adoption of new regulations that regulate or restrict GHG emissions from oil and gas production could adversely affect our business, financial position, results of operations and prospects, as could the adoption of new laws or regulations which levy taxes or other costs on greenhouse gas emissions from other industries, which could result in changes to the consumption and demand for natural gas. We may also be assessed administrative, civil and/or criminal penalties if we fail to comply with any such new laws and regulations applicable to oil and natural gas production.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 53,364 square feet at a monthly rate of $100,057. This lease expires on July 31, 2014. We also own production offices and pipe yard facilities near Marshall, Livingston, and Zapata, Texas; Logansport, Louisiana and Guston, Kentucky.

Employees

As of December 31, 2010, we had 127 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age

M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	55
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	50
D. Dale Gillette	Vice President of Land and General Counsel	65
Mack D. Good	Chief Operating Officer	61
Stephen E. Neukom	Vice President of Marketing	61
Daniel K. Presley	Vice President of Accounting and Controller	50
Richard D. Singer	Vice President of Financial Reporting	56
David K. Lockett	Director	56
Cecil E. Martin	Director	69
David W. Sledge	Director	54
Nancy E. Underwood	Director	59

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison was Chairman of the Board of Directors of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also currently serves as a Director of Tidewater, Inc.

Roland O. Burns has been our Senior Vice President since 1994, Chief Financial Officer and Treasurer since 1990, our Secretary since 1991 and a director since 1999. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns was a director, Senior Vice President and the Chief Financial Officer of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

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

Mack D. Good was appointed our Chief Operating Officer in 2004. From 1999 to 2004, he served as Vice President of Operations. From 1997 until 1999, Mr. Good served as our district engineer for the East Texas/North Louisiana region. From 1983 until 1997, Mr. Good was with Enserch Exploration, Inc. serving in various operations management and engineering positions. Mr. Good received a B.S. of Biology/Chemistry from Oklahoma State University in 1975 and a B.S. of Petroleum Engineering from the University of Tulsa in 1983. He is a Registered Professional Engineer in the State of Texas.

Stephen E. Neukom has been our Vice President of Marketing since 1997 and has served as our manager of crude oil and natural gas marketing since 1996. From 1994 to 1996, Mr. Neukom served as vice president of Comstock Natural Gas, Inc., our former wholly owned gas marketing subsidiary. Prior to joining us, Mr. Neukom was senior vice president of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

Daniel K. Presley has been our Vice President of Accounting since 1997 and has been with us since 1989, serving as controller since 1991. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. from Texas A & M University in 1983.

Richard D. Singer has been our Vice President of Financial Reporting since 2005. Mr. Singer has over 30 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from 2004 to 2005 and as assistant controller for

Santa Fe International Corporation from 1988 to 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Outside Directors

David K. Lockett has served as a director since 2001.  Mr. Lockett is a Vice President with Dell Inc. and has held executive management positions in several divisions within Dell since 1991. Mr. Lockett has been employed by Dell Inc. for the past 19 years and has been in the technology industry for the past 34 years. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from 2005 until its merger with Stone Energy Corporation in 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since 1988.  Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin was a director and chairman of the Audit Committee of Bois d’Arc Energy, Inc. from 2005 until its merger with Stone Energy Corporation in 2008. Mr. Martin also serves on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since 1996.  Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in 2007 and served as a Vice President of Basic Energy Services, Inc. from 2007 to 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until 2006. From 1996 until 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a Director of Bois d’Arc Energy, Inc. from 2005 until its merger with Stone Energy Corporation in 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1986. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining River Hill Development Corporation in 1981. Ms. Underwood currently serves on the Executive Board and Campaign Steering Committee of the Southern Methodist University Dedman School of Law and on the board of the Texas Health Presbyterian Foundation.

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

If the decline in the price of natural gas that first started in 2008 continues through 2011, the lower prices will adversely affect:

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

The recent recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries have been in a recession which could continue through 2011 and beyond, and the capital markets have experienced significant volatility. The recession has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the recession could have a further negative impact on oil and natural gas prices. Our operating cash flows and profitability will be significantly affected by declining oil and natural gas prices. Further declines in oil and natural gas prices may also impact the value of our oil and gas reserves, which could result in future impairment charges to reduce the carrying value of our oil and gas properties and our marketable securities. Our future access to capital could be limited due to tightening credit markets and volatile capital markets. If our access to capital is limited, development of our assets may be delayed or limited, and we may not be able to execute our growth strategy.

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

Several proposals are before the United States Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate natural gas production. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Cotton Valley and other tight natural gas reservoirs. At the direction of Congress, EPA is currently conducting an extensive, multi-year study into the potential effects of hydraulic fracturing on underground sources of drinking water, and the results of that study have the potential to impact the likelihood or scope of future legislation or regulation.

Although it is not possible at this time to predict the final outcome of any legislation regarding hydraulic fracturing, several states, including some in which we operate such as Arkansas, have adopted or proposed rules that would limit or regulate hydraulic fracturing, and/or require disclosure of chemicals used in hydraulic fracturing. These new state rules and any new federal restrictions on hydraulic fracturing that may be imposed in areas in which we conduct business, could significantly increase our operating, capital and compliance costs as well as delay or inhibit our ability to develop our oil and natural gas reserves.

Potential changes to US federal tax regulations, if passed, will have an adverse effect on us.

The United States Congress continues to consider imposing new taxes and repeal of many tax incentives and deductions that are currently used by independent oil and gas producers. Examples of changes being considered that would impact us are: elimination of the ability to fully deduct intangible drilling costs in the year incurred, repeal of the manufacturing tax deduction for oil and gas companies, increasing the geological and geophysical cost amortization period, and implementation of a fee on non-producing leases located on federal lands. If these proposals are enacted, our current income tax liability will increase, potentially significantly, which would have a negative impact on our cash flow from operating activities. A reduction in operating cash flow could require us to reduce our drilling activities. Since none of these proposals have yet to be included in new legislation, we do not know the ultimate impact they may have on our business.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $513.4 million in debt as of December 31, 2010, and our ratio of total debt to total capitalization was approximately 32%.

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

As of December 31, 2010, 50% of our total proved reserves were undeveloped and 15% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment and otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of a permit before drilling commences;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	require reporting of significant releases, and annual reporting of the nature and quantity of emissions, discharges and other releases into the environment;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;
•	the incurrence of investigatory or remedial obligations; and
•	the imposition of injunctive relief.

In June 2009 the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, introduced in the Senate, has not passed. Both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. It appears that the prospects for a cap and trade system such as that proposed in these bills have dimmed significantly since the 2010 midterm elections; however, some form of GHG legislation remains possible, and the EPA is moving ahead with its efforts to regulate GHG emissions from certain sources by rule. The EPA has issued Subpart W of the Final Mandatory Reporting of Greenhouse Gases Rule, which required petroleum and natural gas systems that emit 25,000 metric tons of CO2e or more per year to begin collecting GHG emissions data under a new reporting system beginning on January 1, 2011 with the first annual report due March 31, 2012. We are required to report under these new regulations, and are implementing the required procedures to collect the required information. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. Since all of our crude oil and natural gas production is in the United States, these laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the crude oil and natural gas we produce.

In June 2010 the Bureau of Land Management issued a proposed oil and gas leasing reform. The proposal would require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources on federal lands, increased public engagement in the development of Master Leasing Plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process with greater public involvement in the identification of key environmental resource values before a parcel is leased. New leases would incorporate adaptive management stipulations, requiring lessees to monitor and respond to observed environmental impacts, possibly through the implementation of expensive new control measures or curtailment of operations, potentially reducing profitability. The proposed policy could have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels.

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

These provisions could make an acquisition of us by means of a tender offer or proxy contest or removal of our incumbent directors more difficult. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock.

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

		High	Low

2009 —	First Quarter	$52.70	$26.62
	Second Quarter	$43.93	$28.13
	Third Quarter	$42.65	$27.88
	Fourth Quarter	$49.14	$35.47

2010 —	First Quarter	$44.52	$29.63
	Second Quarter	$36.19	$26.67
	Third Quarter	$28.02	$19.54
	Fourth Quarter	$26.88	$20.82

As of February 22, 2011, we had 47,706,101 shares of common stock outstanding, which were held by 249 holders of record and approximately 18,000 beneficial owners who maintain their shares in “street name” accounts.

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

During the fourth quarter of 2010, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010:

	Number of		Number of securities
	securities		authorized for future
	to be issued upon	Weighted average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding outstanding
	warrants and rights	warrants and rights	options, warrants and rights)

Equity compensation plans approved by stockholders	237,150	$36.05	3,030,900

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2010 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During 2008, we divested our interests in offshore operations which were conducted through our subsidiary Bois d’Arc Energy, Inc. (“Bois d’Arc”). Accordingly, we have adjusted the presentation of selected financial data to reflect the offshore operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)

Revenues:
Oil and gas sales	$257,218	$331,613	$563,749	$292,583	$349,141
Gain on sale of properties	—	—	26,560	213	—

Total revenues	257,218	331,613	590,309	292,796	349,141
Operating expenses:
Production taxes	11,344	13,830	20,648	8,643	9,894
Gathering and transportation	2,604	2,282	3,910	8,696	17,256
Lease operating(1)	39,955	48,679	62,172	53,560	53,525
Exploration	1,424	7,039	5,032	907	2,605
Depreciation, depletion and amortization	75,278	125,349	182,179	213,238	213,809
Impairment of oil and gas properties	8,812	482	922	115	224
Loss on sale of properties	—	—	—	—	26,632
General and administrative, net	20,395	27,813	32,266	39,172	37,200

Total operating expenses	159,812	225,474	307,129	324,331	361,145

Income (loss) from operations	97,406	106,139	283,180	(31,535)	(12,004)
Other income (expenses):
Interest income	682	877	1,537	245	263
Other income	184	144	119	133	236
Interest expense	(20,733)	(32,293)	(25,336)	(16,086)	(29,456)
Marketable securities impairment	—	—	(162,672)	—	—
Gain on sale of marketable securities	—	—	—	—	16,529
Gain (loss) from derivatives	10,716	—	—	—	—

Total other income (expenses)	(9,151)	(31,272)	(186,352)	(15,708)	(12,428)

Income (loss) from continuing operations before income taxes	88,255	74,867	96,828	(47,243)	(24,432)
Benefit from (provision for) income taxes	(34,190)	(29,223)	(38,611)	10,772	4,846

Income (loss) from continuing operations	54,065	45,644	58,217	(36,471)	(19,586)
Income (loss) from discontinued operations	16,600	23,257	193,745 (2)	—	—

Net income (loss)	$70,665	$68,901	$251,962	$(36,471)	$(19,586)

Basic net income (loss) per share:
Continuing operations	$1.25	$1.03	$1.27	$(0.81)	$(0.43)
Discontinued operations	0.38	0.52	4.23	—	—

	$1.63	$1.55	$5.50	$(0.81)	$(0.43)

Diluted net income (loss) per share:
Continuing operations	$1.22	$1.01	$1.26	$(0.81)	$(0.43)
Discontinued operations	0.38	0.52	4.20	—	—

	$1.60	$1.53	$5.46	$(0.81)	$(0.43)

Weighted average shares outstanding:
Basic	42,220	43,415	44,524	45,004	45,561

Diluted	43,252	44,080	44,813	45,004 (3)	45,561 (3)

(1)	Includes ad valorem taxes.
(2)	Includes gain of $158.1 million, net of income taxes of $85.3 million, from the sale of our offshore operations.
(3)	Basic and diluted weighted average shares are the same due to the net loss.

Balance Sheet Data:

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cash and cash equivalents	$1,228	$5,565	$6,281	$90,472	$1,732
Property and equipment, net	917,854	1,310,559	1,444,715	1,576,287	1,816,248
Net assets of discontinued operations	913,478	981,682	—	—	—
Total assets	1,878,125	2,354,387	1,577,890	1,858,961	1,964,214
Total debt	355,000	680,000	210,000	470,836	513,372
Stockholders’ equity	902,912	1,039,085	1,062,085	1,066,111	1,068,531

Cash Flow Data:

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cash flows provided by operating activities from continuing operations	$186,169	$201,539	$450,533	$176,257	$311,662
Cash flows used for investing activities from continuing operations	(281,505)	(531,493)	(289,194)	(348,777)	(440,473)
Cash flows provided by (used for) financing activities from continuing operations	132,882	334,357	(452,883)	256,711	40,071
Cash flows provided by (used for) discontinued operations	(36,407)	(66)	292,260	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,589 (854.0 net to us) producing oil and natural gas wells and we operate 899 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

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

Our future growth will be driven primarily by acquisition, development and exploration activities. In 2010 our growth in production and proved reserves was primarily driven by our successful drilling activities in the Haynesville shale formation. Under our current drilling budget, we plan to spend approximately $522.0 million in 2011 for development and exploration activities which will primarily be focused on developing our Haynesville and Bossier shale properties in East Texas/North Louisiana and our Eagle Ford shale properties located in South Texas. We plan to drill approximately 67 wells (49.5 net to us) in 2011. Forty-five of these wells will be horizontal Haynesville or Bossier shale wells and 22 will be horizontal Eagle Ford shale wells. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not specifically budget for acquisitions as the timing and size of acquisitions are not predictable.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $6.7 million as of December 31, 2010.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Our operating data for 2009 and 2010 is summarized below:

	Year Ended December 31,
	2009	2010

Net Production Data:
Natural gas (MMcf)	60,820	68,973
Oil (MBbls)	775	715
Natural gas equivalent (MMcfe)	65,468	73,262
Average Sales Price:
Oil ($/Bbl)	$50.94	$68.35
Natural gas ($/Mcf)	$3.73	$4.35
Natural gas including hedging ($/Mcf)	$4.16	$4.35
Average equivalent price ($/Mcfe)	$4.07	$4.77
Average equivalent price including hedging ($/Mcfe)	$4.47	$4.77
Expenses ($ per Mcfe):
Production taxes	$0.13	$0.14
Gathering and transportation	$0.13	$0.24
Lease operating(1)	$0.82	$0.72
Depreciation, depletion and amortization(2)	$3.25	$2.91

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales increased $56.5 million (19%) in 2010 to $349.1 million from sales of $292.6 million in 2009. This increase resulted from higher natural gas production and higher prices realized for natural gas and crude oil in 2010. Our production in 2010 increased by 12% over 2009’s production as our successful drilling in the Haynesville shale exceeded declines from our existing producing properties. The average price for natural gas we realized increased by 5% in 2010 as compared to 2009. Prices for crude oil increased by 34% in 2010 as compared to 2009. During 2010 we drilled 72 (45.0 net to us) Haynesville or Bossier shale horizontal wells. At December 31, 2010 we had 35 (23.4 net to us) of these wells awaiting completion. These wells were not completed in 2010 due to the unavailability of pressure pumping completion services. We have contracted for adequate completion services and expect to complete these wells in 2011.

Production taxes.  Production taxes increased $1.3 million (14%) to $9.9 million in 2010 from $8.6 million in 2009. The increase was due to higher oil and natural gas prices and from higher production in 2010.

Gathering and transportation.  Gathering and transportation costs in 2010 increased $8.6 million (98%) to $17.3 million as compared to $8.7 million in 2009 due to the transportation costs related to production from our Haynesville shale properties in North Louisiana.

Lease operating expenses.  Our lease operating expenses, including ad valorem taxes, of $53.5 million in 2010 were comparable to our operating expenses of $53.6 million in 2009. Oil and gas operating expenses per equivalent Mcf produced decreased to $0.72 as compared to $0.82 in 2009. The decrease in our per unit rate reflects our higher production level in 2010.

Exploration expense.  We had $2.6 million in exploration expense in 2010 as compared to $0.9 million in 2009. Exploration expense in 2010 and 2009 primarily related to costs incurred for the acquisition of seismic data.

Depreciation, depletion and amortization expense (“DD&A”).  DD&A of $213.8 million was comparable to DD&A of $213.2 million in 2009. Our DD&A rate per Mcfe produced averaged $2.91 in 2010 as compared to $3.25 for 2009. The increase in DD&A resulting from our 12% growth in production was mostly offset by the decrease in our amortization rate which resulted from our reserve growth and lower finding and development costs in 2010.

Impairment of oil and gas properties.  We recorded minor impairments to our oil and gas properties of $0.2 million and $0.1 million in 2010 and 2009, respectively. These impairments relate to fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expense of $37.2 million for 2010 was 5% lower than general and administrative expense of $39.2 million for 2009. The decrease primarily reflects our lower personnel costs in 2010 and $1.0 million in acquisition evaluation costs incurred in 2009.

Interest expense.  Interest expense increased $13.4 million (83%) to $29.5 million in 2010 from interest expense of $16.1 million in 2009. The increase was primarily the result of interest on our senior notes issued in October 2009 which was partially offset by lower outstanding borrowings under our bank credit facility and an increase in capitalized interest related to our unevaluated properties. Average borrowings under our bank credit facility decreased to $70.0 million in 2010 as compared to $116.8 million for 2009. The average interest rate on the outstanding borrowings under our credit facility increased to 2.2% in 2010 as compared to 2.1% in 2009. We capitalized interest of $13.0 million and $6.6 million in 2010 and 2009, respectively, which reduced interest expense.

Income taxes.  Income tax expense decreased in 2010 to a benefit of $4.8 million from a benefit of $10.8 million in 2009. Our effective tax rate of 19.8% in 2010 and 22.8% in 2009 differed from the federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Net loss.  We reported a loss of $19.6 million for 2010 as compared to a loss of $36.5 million for 2009. The loss per share for 2010 was $0.43 on weighted average shares outstanding of 45.6 million as compared to a loss per share of $0.81 for 2009 on weighted average diluted shares outstanding of 45.0 million. The loss in 2010 was primarily related to the loss on our divestiture of oil and gas properties in Mississippi of $25.8 million ($16.8 million after income taxes).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our operating data for 2008 and 2009 is summarized below:

	Year Ended December 31,
	2008	2009

Net Production Data:
Natural gas (MMcf)	53,867	60,820
Oil (MBbls)	1,009	775
Natural gas equivalent (MMcfe)	59,923	65,468
Average Sales Price:
Oil ($/Bbl)	$87.15	$50.94
Natural gas ($/Mcf)	$8.92	$3.73
Natural gas including hedging ($/Mcf)	$8.83	$4.16
Average equivalent price ($/Mcfe)	$9.49	$4.07
Average equivalent price including hedging ($/Mcfe)	$9.41	$4.47
Expenses ($ per Mcfe):
Production taxes	$0.34	$0.13
Gathering and transportation	$0.07	$0.13
Lease operating(1)	$1.04	$0.82
Depreciation, depletion and amortization(2)	$3.03	$3.25

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.  Our oil and gas sales decreased $271.1 million (48%) in 2009 to $292.6 million from sales of $563.7 million in 2008. This decrease primarily reflects lower prices realized by us for natural gas and crude oil in 2009. The average price for natural gas realized by us decreased by 53% in 2009 as compared to 2008. Prices for crude oil decreased by 42% in 2009 as compared to 2008. Our production in 2009 increased by 9% over 2008’s production as our successful drilling in the Haynesville shale more than replaced the declines from our existing producing properties.

Production taxes.  Production taxes decreased $12.0 million (58%) to $8.6 million in 2009 from $20.6 million in 2008 primarily due to the decline in crude oil and natural gas prices in 2009.

Gathering and transportation.  Gathering and transportation costs increased by $4.8 million to $8.7 million in 2009 as compared to $3.9 million in 2008 as a result of the increased production in our Haynesville shale natural gas production during 2009.

Lease operating expenses.  Lease operating expenses, including ad valorem taxes, decreased $8.6 million (14%) to $53.6 million in 2009 from operating expenses of $62.2 million in 2008. Lease operating expenses per equivalent Mcf produced decreased to $0.82 as compared to $1.04 in 2008. The decrease in operating costs per Mcfe mainly reflects higher production in 2009 and lower ad valorem taxes.

Exploration expense.  We had $0.9 million in exploration expense in 2009 as compared to $5.0 million in 2008. Exploration expense in 2009 primarily related to costs incurred for the acquisition of seismic data. Exploration expense in 2008 includes the cost of one exploratory dry hole, leasehold impairments and cost incurred for seismic data acquisition.

Depreciation, depletion and amortization expense.  DD&A increased $31.0 million (17%) to $213.2 million in 2009 from DD&A of $182.2 million in 2008. Our DD&A rate per Mcfe produced averaged $3.25 in 2009 as compared to $3.03 for 2008. DD&A increased due to our higher production level and an increase in the amortization rate.

Impairment of oil and gas properties.  We recorded impairments to our oil and gas properties of $0.1 million in 2009 as compared to impairment expense of $0.9 million in 2008. The impairments in 2009 and 2008 relate to fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

General and administrative expenses.  General and administrative expense of $39.2 million for 2009 were 21% higher than general and administrative expense of $32.3 million for 2008. The increase primarily reflects our higher personnel costs in 2009 due to increased staffing necessary to support our exploration and development activities and an increase of $3.5 million in our stock-based compensation in 2009 as compared to 2008.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset dispositions. Our net cash provided by operating activities in 2010 totaled $311.7 million. Our other primary sources of funds in 2010 was $96.9 million of proceeds from sales of oil and gas properties and marketable securities, $45.0 million of borrowings under our bank credit facility and cash on hand. In 2009, our net cash flow provided by operating activities totaled $176.3 million. Our other primary source of funds in 2009 was $289.2 million of net proceeds from the issuance of senior notes and $135.0 million of borrowings under our bank credit facility. In 2008, our net cash flow provided by operating activities from continuing operations totaled $450.5 million. Our other primary source of funds in 2008 was the after tax proceeds of $421.8 million from the disposition of assets, including the sale of our offshore operations.

Our cash flow from operating activities in 2010 increased by $135.4 million to $311.7 million as compared to $176.3 million in 2009 primarily due to higher revenues resulting from higher production and the higher natural gas and crude oil prices we realized in 2010. Our cash flow from operating activities from continuing operations in 2009 decreased by $274.2 million to $176.3 million as compared to $450.5 million in 2008 primarily due to lower revenues which were mainly due to the lower oil and natural gas prices we realized in 2009.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. During 2010 our capital expenditures of $545.7 million increased by $200.9 million as compared to 2009 capital expenditures of $344.8 million. In 2009, our capital expenditures of $344.8 million decreased by $81.6 million as compared to 2008 capital expenditures of $426.4 million. In 2008, we reduced the amount outstanding under our bank credit facility by $470.0 million, primarily by using the proceeds from our asset sales.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2008	2009	2010
	(In thousands)

Exploration and development:
Acquisitions of unproved oil and gas properties	$113,023	$26,040	$134,728
Developmental leasehold costs	6,242	1,898	3,208
Development drilling	230,604	205,901	305,410
Exploratory drilling	61,113	101,049	85,140
Workovers and recompletions	14,248	9,579	5,648

	425,230	344,467	534,134
Other	1,171	374	11,516

Total	$426,401	$344,841	$545,650

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling and completion services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $522.0 million for development and exploration projects in 2011, which will be funded primarily by cash flows from operating activities and borrowings under our credit facility. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices and, in particular, natural gas prices.

We do not have a specific acquisition budget for 2011 because the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the bank credit facility is secured by all of our and our wholly owned subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2010 the borrowing base was $500.0 million, $455.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of December 31, 2010.

We have $172.0 million of 6 7/8% senior notes outstanding which are due March 1, 2012. Interest is payable semiannually on each March 1 and September 1. During 2010 we repurchased $3.0 million of the 6 7/8% senior notes. We also have $300.0 million of 8 3/8% senior notes outstanding which are due October 15, 2017. Interest is payable semiannually on each October 15 and April 15. The senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries. We intend to refinance the 6 7/8% senior notes due March 1, 2012 concurrent with or in advance of the maturity date of such notes based upon the credit markets and the then prevailing market interest rates.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity and on the December 31, 2010 rate for our bank credit facility:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

6 7/8% senior notes	$—	$172,000	$—	$—	$—	$—	$172,000
Bank credit facility	—	—	—	—	45,000	—	45,000
8 3/8% senior notes	—	—	—	—	—	300,000	300,000
Interest on debt	37,859	28,010	26,034	26,034	25,957	45,016	188,910
Operating leases	1,701	1,701	1,701	1,200	500	1,500	8,303
Natural gas transportation agreements	11,029	11,029	9,752	6,520	3,618	4,576	46,524
Contracted drilling services	36,138	14,317	—	—	—	—	50,455
Contracted well completion services	98,600	—	—	—	—	—	98,600

	$185,327	$227,057	$37,487	$33,754	$75,075	$351,092	$909,792

Future interest costs are based upon the effective interest rates of our outstanding senior notes and the December 31, 2010 rate for our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2015. We record a separate liability for the fair value of these asset retirement obligations, which totaled $6.7 million as of December 31, 2010.

Federal Taxation

Our federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2005. State tax returns in one state jurisdiction are currently under review. We currently believe that resolution of this matter will not have a material impact on our financial statements. We also currently believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

At December 31, 2010 we had U.S. federal net operating loss carryforwards of approximately $41.2 million and Louisiana state net operating loss carryforwards of approximately $416.2 million. The utilization of our U.S. federal net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the U.S. federal net operating loss carryforwards requires us to generate taxable income within the carryforward period. A valuation allowance with a tax effect of $19.1 million has been established against our Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2010, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.7 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $67.0 million.

We hedged approximately 10% of our price risks associated with our natural gas sales during 2009. We had no crude oil or natural gas derivative financial instruments outstanding during 2010 or at December 31, 2010 and none of our oil or gas production is hedged in 2011 or thereafter.

Interest Rates

At December 31, 2010, we had $513.4 million of long-term debt. Of this amount, $172.0 million bears interest at a fixed rate of 6 7/8% and $296.4 million bears interest at 8 3/8% (with an effective interest rate of 8 5/8%). The fair market value of our fixed rate debt as of December 31, 2010 was $473.9 million based on the market price of approximately 101% of the face amount. At December 31, 2010, we had $45.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2010, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $0.5 million. We had no interest rate derivatives outstanding during 2010 or at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-25 of this report.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 22, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business — Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2010.

Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2011 annual meeting, which will be filed with the SEC within 120 days of December 31, 2010, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-25 of this report:

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b) Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description

3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-3, dated October 25, 1996).
4.3	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	First Supplemental Indenture, dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.5	Second Supplemental Indenture, dated March 11, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A. for the 6 7/8% Senior Notes due 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit No.	Description

4.6	Third Supplemental Indenture dated July 16, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.7	Fourth Supplemental Indenture dated May 20, 2005 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
4.8*	Fifth Supplemental Indenture dated April 30, 2010 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee, for the 6 7/8 Senior Notes due 2012.
4.9	Indenture dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for debt securities (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 9, 2009).
4.10	First Supplemental Indenture, dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 9, 2009).
4.11*	Second Supplemental Indenture dated April 30, 2010 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8 Senior Notes Due 2017.
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated May 19, 2009).
10.4#	Form of Restricted Stock Agreement under the Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10.5	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.6	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.7	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.8	Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.9	Fourth Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.10*	Third Amended and Restated Credit Agreement, dated November 30, 2010, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica, JP Morgan Chase Bank, N.A., and Union Bank of California, N.A., as co-documentation agents.

Exhibit No.	Description

10.11	Base Contract for Sale and Purchase of Natural Gas between Comstock Oil & Gas-Louisiana, LLC and BP Energy Company dated November 7, 2008, as amended by Third Amended and Restated Special Provisions dated January 5, 2010 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2010.
101**	The following materials from the Comstock Resources, Inc. Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.
**	Submitted electronically herewith.

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 22, 2011

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 22, 2011

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 22, 2011

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 22, 2011

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 22, 2011

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 22, 2011

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2009 and 2010, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2009 the Company changed its oil and gas reserves and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 22, 2011

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2010

	December 31,
	2009	2010
	(In thousands)

ASSETS
Cash and Cash Equivalents	$90,472	$1,732
Accounts Receivable:
Oil and gas sales	31,435	28,705
Joint interest operations	8,845	15,982
Marketable Securities	95,973	84,637
Current Income Taxes Receivable	42,402	—
Other Current Assets	4,259	4,675

Total current assets	273,386	135,731
Property and Equipment:
Unevaluated oil and gas properties	130,364	225,884
Oil and gas properties, successful efforts method	2,289,571	2,574,717
Other	6,477	18,156
Accumulated depreciation, depletion and amortization	(850,125)	(1,002,509)

Net property and equipment	1,576,287	1,816,248
Other Assets	9,288	12,235

	$1,858,961	$1,964,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$67,488	$123,275
Deferred Income Taxes Payable	6,588	10,339
Accrued Expenses	20,695	21,450

Total current liabilities	94,771	155,064
Long-term Debt	470,836	513,372
Deferred Income Taxes Payable	220,682	217,993
Reserve for Future Abandonment Costs	6,561	6,674
Other Non-Current Liabilities	—	2,580

Total liabilities	792,850	895,683
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 75,000,000 shares authorized, 47,103,770 and 47,706,101 shares issued and outstanding at December 31, 2009 and 2010, respectively	23,552	23,853
Additional paid-in capital	434,505	454,499
Accumulated other comprehensive income	30,619	32,330
Retained earnings	577,435	557,849

Total stockholders’ equity	1,066,111	1,068,531

	$1,858,961	$1,964,214

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands, except per share amounts)

Revenues:
Oil and gas sales	$563,749	$292,583	$349,141
Gain on sale of properties	26,560	213	—

Total revenues	590,309	292,796	349,141

Operating expenses:
Production taxes	20,648	8,643	9,894
Gathering and transportation	3,910	8,696	17,256
Lease operating	62,172	53,560	53,525
Exploration	5,032	907	2,605
Depreciation, depletion and amortization	182,179	213,238	213,809
Impairment of oil and gas properties	922	115	224
Loss on sale of properties	—	—	26,632
General and administrative, net	32,266	39,172	37,200

Total operating expenses	307,129	324,331	361,145

Operating income (loss) from continuing operations	283,180	(31,535)	(12,004)
Other income (expenses):
Interest income	1,537	245	263
Other income	119	133	236
Interest expense	(25,336)	(16,086)	(29,456)
Gain on sale of marketable securities	—	—	16,529
Marketable securities impairment	(162,672)	—	—

Total other income (expenses)	(186,352)	(15,708)	(12,428)

Income (loss) from continuing operations before income taxes	96,828	(47,243)	(24,432)
Benefit from (provision for) income taxes	(38,611)	10,772	4,846

Income (loss) from continuing operations	58,217	(36,471)	(19,586)
Income from discontinued operations	193,745	—	—

Net income (loss)	$251,962	$(36,471)	$(19,586)

Basic net income (loss) per share:
Continuing operations	$1.27	$(0.81)	$(0.43)
Discontinued operations	4.23	—	—

	$5.50	$(0.81)	$(0.43)

Diluted net income (loss) per share:
Continuing operations	$1.26	$(0.81)	$(0.43)
Discontinued operations	4.20	—	—

	$5.46	$(0.81)	$(0.43)

Weighted average shares outstanding:
Basic	44,524	45,004	45,561

Diluted	44,813	45,004	45,561

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2008, 2009 and 2010

						Non-
					Accumulated	Controlling
		Common	Additional		Other	Interest in
	Common	Stock-	Paid-in	Retained	Comprehensive	Discontinued
	Shares	Par Value	Capital	Earnings	Income	Operations	Total
	(In thousands)

Balance at December 31, 2007	45,428	$22,714	$386,986	$361,944	$—	$267,441	$1,039,085
Exercise of stock options and warrants	591	295	8,033	—	—	—	8,328
Stock-based compensation	423	212	12,051	—	—	—	12,263
Tax benefit of stock-based compensation	—	—	8,805	—	—	—	8,805
Net income	—	—	—	251,962	—	—	251,962
Unrealized hedging gain, net of income taxes	—	—	—	—	9,083	—	9,083

Total comprehensive income	—	—	—	—	—	—	261,045
Minority interest in earnings of Bois d’Arc	—	—	—	—	—	46,883	46,883
Stock issuances by Bois d’Arc	—	—	—	—	—	4,612	4,612
Stock repurchases by Bois d’Arc	—	—	—	—	—	(3,009)	(3,009)
Stock-based compensation of Bois d’Arc	—	—	—	—	—	19,294	19,294
Sale of shares of Bois d’Arc	—	—	—	—	—	(335,221)	(335,221)

Balance at December 31, 2008	46,442	23,221	415,875	613,906	9,083	—	1,062,085
Exercise of stock options and warrants	113	57	2,024	—	—	—	2,081
Stock-based compensation	549	274	15,509	—	—	—	15,783
Tax benefit of stock-based compensation	—	—	1,097	—	—	—	1,097
Net loss	—	—	—	(36,471)	—	—	(36,471)
Unrealized hedging loss, net of income taxes	—	—	—	—	(9,083)	—	(9,083)
Unrealized gain on marketable securities, net of income taxes	—	—	—	—	30,619	—	30,619

Total comprehensive loss	—	—	—	—	—	—	(14,935)

Balance at December 31, 2009	47,104	23,552	434,505	577,435	30,619	—	1,066,111
Exercise of stock options	184	92	1,335	—	—	—	1,427
Stock-based compensation	418	209	17,168	—	—	—	17,377
Tax benefit of stock-based compensation	—	—	1,491	—	—	—	1,491
Net loss	—	—	—	(19,586)	—	—	(19,586)
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	1,711	—	1,711

Total comprehensive loss	—	—	—	—	—	—	(17,875)

Balance at December 31, 2010	47,706	$23,853	$454,499	$557,849	$32,330	$—	$1,068,531

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2009 and 2010

	2008	2009	2010
	(In thousands)

CASH FLOWS FROM CONTINUING OPERATIONS —
Cash Flows From Operating Activities:
Net income (loss)	$251,962	$(36,471)	$(19,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(193,745)	—	—
(Gain) loss on sale of assets	(26,560)	(213)	10,103
Deferred income taxes	43,620	30,796	(4,617)
Dry hole costs and leasehold impairments	4,113	—	—
Impairment of marketable securities	162,672	—	—
Impairment of oil and gas properties	922	115	224
Depreciation, depletion and amortization	182,179	213,238	213,809
Debt issuance costs and discount amortization	810	1,162	2,436
Stock-based compensation	12,263	15,783	17,377
Excess tax benefit from stock-based compensation	(8,805)	(1,097)	(1,491)
Decrease (increase) in accounts receivable	6,418	1,997	(4,432)
Decrease (increase) in other current assets	(9,646)	(27,927)	48,070
Increase (decrease) in accounts payable and accrued expenses	24,330	(21,126)	49,769

Net cash provided by operating activities from continuing operations	450,533	176,257	311,662

Cash Flows From Investing Activities:
Capital expenditures and acquisitions	(418,730)	(349,987)	(537,400)
Proceeds from sales of properties	129,536	1,210	66,428
Proceeds from sales of marketable securities	—	—	30,499

Net cash used for investing activities from continuing operations	(289,194)	(348,777)	(440,473)

Cash Flows From Financing Activities:
Borrowings	85,000	430,713	110,000
Principal payments on debt	(555,000)	(170,000)	(68,000)
Debt issuance costs	(16)	(7,180)	(4,847)
Proceeds from common stock issuances	8,328	2,081	1,427
Excess tax benefit from stock-based compensation	8,805	1,097	1,491

Net cash provided by (used for) financing activities from continuing operations	(452,883)	256,711	40,071

Net cash provided by (used for) continuing operations	(291,544)	84,191	(88,740)

CASH FLOWS FROM DISCONTINUED OPERATIONS —
Net Cash Provided by Operating Activities	240,332	—	—
Cash Flows From Investing Activities:
Proceeds from sale of Bois d’Arc Energy, net of income taxes	292,260	—	—
Capital expenditures	(159,368)	—	—

Net cash provided by investing activities	132,892	—	—
Net Cash Used for Financing Activities	(80,964)	—	—

Net cash provided by discontinued operations	292,260	—	—

Net increase in cash and cash equivalents	716	84,191	(88,740)
Cash and cash equivalents, beginning of year	5,565	6,281	90,472

Cash and cash equivalents, end of year	$6,281	$90,472	$1,732

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The Company’s operations are primarily focused in Texas and Louisiana. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, “Comstock” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Discontinued Offshore Operations

In August 2008, the Company’s subsidiary, Bois d’Arc Energy, Inc. (“Bois d’Arc”) completed a merger with Stone Energy Corporation (“Stone”) pursuant to which each outstanding share of the common stock of Bois d’Arc was exchanged for cash in the amount of $13.65 per share and 0.165 shares of Stone common stock. Prior to the merger, Comstock conducted all of its offshore operations through Bois d’Arc. As a result of the merger, Comstock received net proceeds of $439.0 million in cash and 5,317,069 shares of Stone common stock in exchange for its interest in Bois d’Arc. As a result of the merger of Bois d’Arc and Stone, the consolidated financial statements and the related notes thereto present the Company’s offshore operations as a discontinued operation. No general and administrative or interest costs incurred by Comstock have been allocated to the discontinued operations during the periods presented. Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company’s continuing operations.

The merger of Bois d’Arc with Stone resulted in Comstock recognizing a gain on the disposal of the discontinued operations in 2008 of $158.1 million, after income taxes of $85.3 million and the Company’s share of transaction related costs incurred by Bois d’Arc of $11.7 million. Transaction-related costs incurred by Bois d’Arc included accounting, legal and investment banking fees, change-in-control and other compensation costs that became obligations as a result of the merger.

Income from discontinued operations is comprised of the following:

For the Year Ended
December 31,
2008
(In thousands)

Oil and gas sales	$360,719
Total operating expenses	(198,894)

Operating income from discontinued operations	161,825
Other income (expenses)	(2,630)
Provision for income taxes	(76,626)
Minority interest in earnings	(46,883)

Income from discontinued operations, excluding gain on sale	35,686
Gain on sale of discontinued operations, net of income taxes of $85,327	158,059

Income from discontinued operations	$193,745

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash with high credit quality financial institutions. Substantially all of the Company’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been provided.

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

As of December 31, 2009 and 2010 the Company owned 5,317,069 and 3,797,069 shares, respectively, of Stone common stock. The Company does not exert influence over the operating and financial policies of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During 2010 the Company sold 1,520,000 shares of Stone common stock and received proceeds of $30.5 million. Comstock realized a gain before income taxes of $16.5 million on the sales during 2010 which is included in other income (expenses) in the consolidated statements of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in the consolidated statement of operations. When the Stone shares were acquired in August 2008, the value was determined to be $211.4 million by an independent valuation specialist. As of December 31, 2008 the estimated value of the Stone shares had declined to $48.9 million, and the Company recognized an impairment charge of $162.7 million before income taxes in 2008 based on its determination that this decline in fair value was other than temporary. As of December 31, 2009 and 2010 the cost basis of the Stone shares was $48.9 million and $34.9 million, respectively. As of December 31, 2009 and 2010, the estimated fair value of the Stone shares, based on the market price for the shares, was $96.0 million and $84.6 million after recognizing unrealized gains after income taxes of $30.6 million and $32.3 million, respectively.

Other Current Assets

Other current assets at December 31, 2009 and 2010 consist of the following:

	As of December 31,
	2009	2010
	(In thousands)

Drilling advances	$195	$194
Prepaid expenses	523	381
Pipe inventory	2,060	1,552
Production tax refunds receivable	1,480	2,500
Other	1	48

	$4,259	$4,675

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period, for periods prior to December 31, 2009, and an average price based on the first day of each month of the years commencing with December 31, 2009, and is limited to proved reserves. The Company recognized impairment charges related to its oil and gas properties of $0.9 million, $0.1 million and $0.2 million in 2008, 2009, and 2010, respectively.

Effective December 31, 2009, the Company adopted the changes contained in the Securities and Exchange Final Rule “Modernization of Oil and Gas Reporting,” the related changes contained in Securities and Exchange Staff Accounting Bulletin 113 which modified Topic 12, Oil and Gas Producing Activities, and the Financial Accounting Standards Board accounting guidance issued to align the reserve estimation and disclosure requirements within generally accepted accounting principles to guidance issued by the Securities and Exchange Commission.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and an airplane which are depreciated over estimated useful lives ranging from three to 31 1/2 years on a straight-line basis.

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

The following table summarizes the changes in the Company’s total estimated liability:

	2008	2009	2010
	(In thousands)

Reserve for Future Abandonment Costs at beginning of the year	$7,512	$5,480	$6,561
New wells placed on production and changes in estimates	(1,537)	853	934
Liabilities settled and assets disposed of	(939)	(86)	(1,212)
Accretion expense	444	314	391

Reserve for Future Abandonment Costs at end of the year	$5,480	$6,561	$6,674

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments (including certain derivative instruments embedded in other contracts) as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. The Company held no derivative financial instruments at December 31, 2009 or 2010.

Major Purchasers

In 2010 the Company had one purchaser of its oil and natural gas production that accounted for 39% of total oil and gas sales. In 2009 the Company had two purchasers of its oil and natural gas production that accounted for 22% and 11%, respectively, of total oil and gas sales. In 2008 the Company had three purchasers of its oil and natural gas production that accounted for 14%, 12% and 11%, respectively, of total oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2009 or 2010. Sales of crude oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as operating expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $10.1 million, $10.2 million and $10.6 million in 2008, 2009 and 2010, respectively.

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

Basic and diluted earnings per share for 2008, 2009 and 2010 were determined as follows:

	2008			2009			2010
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)

Income (Loss) From Continuing Operations	$58,217			$(36,471)			$(19,586)
Income Allocable to Unvested Stock Grants	(1,648)			—			—

Basic Income (Loss) From Continuing Operations Attributable to Common Stock	$56,569	44,524	$1.27	$(36,471)	45,004	$(0.81)	$(19,586)	45,561	$(0.43)

Effect of Dilutive Securities:
Stock Options	—	289		—	—		—	—

Diluted Income (Loss) From Continuing Operations Attributable to Common Stock	$56,569	44,813	$1.26	$(36,471)	45,004	$(0.81)	$(19,586)	45,561	$(0.43)

Income from Discontinued Operations	$193,745
Income Allocable to Unvested Stock Grants	(5,486)

Basic Income from Discontinued Operations Attributable to Common Stock	$188,259	44,524	$4.23

Effect of Dilutive Securities:
Stock Options	—	289

Diluted Income from Discontinued Operations Attributable to Common Stock	$188,259	44,813	$4.20

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009 and 2010, 2,036,450 and 2,069,275 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2008	2009	2010
	(In thousands)

Unvested restricted stock	1,297	1,583	1,715

Stock options that were excluded from the determination of diluted earnings per share are as follows:

	2008	2009	2010
	(In thousands except per share data)

Weighted average anti-dilutive stock options	40	447	240
Weighted average exercise price	$54.36	$24.93	$35.98

Stock options were excluded as anti-dilutive to earnings per share due to the net loss in 2009 and 2010. In 2008, the excluded options that were anti-dilutive were at exercise prices in excess of the average actual stock price for the period.

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash equivalents held in money market funds and marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. All of the Company’s assets held at December 31, 2010 that are required to be measured at fair value are based on inputs where the inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

The following table summarizes financial assets accounted for at fair value as of December 31, 2010:

Carrying Value
Measured at Fair
Value at
December 31, 2010
(In thousands)

Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$1,732
Marketable securities — Stone common stock	84,637

Total assets	$86,369

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of December 31, 2009 and 2010:

	2009		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Long-term debt, including current portion	$470,836	$479,938	$513,372	$518,930

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair market value of the Company’s fixed rate debt was based on the market prices as of December 31, 2009 and 2010. The fair value of the floating rate debt outstanding at December 31, 2010 approximated its carrying value.

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2009 and 2010, the Company’s cash investments consisted of prime shares in institutional preferred money market funds.

Cash payments made for interest and income taxes for the years ended December 31, 2008, 2009 and 2010, respectively, were as follows:

	2008	2009	2010
	(In thousands)

Cash Payments:
Interest payments	$27,022	$15,827	$40,467
Income tax payments (refunds)	$140,198	$(4,924)	$(48,575)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $2.3 million, $6.6 million and $13.0 million in 2008, 2009 and 2010, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Income (loss) from continuing operations	$58,217	$(36,471)	$(19,586)
Other comprehensive income (loss):
Realized gain on marketable securities, net of income taxes of $5,785 in 2010	—	—	(10,744)
Unrealized hedging gains (losses), net of income tax expense (benefit) of $4,891 in 2008 and $(4,891) in 2009	9,083	(9,083)	—
Unrealized gain on marketable securities, net of income tax expense of $16,487 in 2009 and $6,707 in 2010	—	30,619	12,455

Total from continuing operations	67,300	(14,935)	(17,875)
Income from discontinued operations, net of income taxes and minority interest	193,745	—	—

Total comprehensive income (loss)	$261,045	$(14,935)	$(17,875)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the amounts included in accumulated other comprehensive income (loss), net of income taxes, which are solely attributable to the Company’s natural gas price swap financial instruments and marketable securities, for the years ended December 31, 2009 and 2010:

			Accumulated
	Natural Gas		Other
	Price Swap	Marketable	Comprehensive
	Agreement	Securities	Income (Loss)
	(In thousands)

Balance as of December 31, 2008	$9,083	$—	$9,083
2009 changes in value	(35,405)	30,619	(4,786)
Reclassification to earnings	26,322	—	26,322

Balance as of December 31, 2009	—	30,619	30,619
2010 changes in value	—	12,455	12,455
Reclassification to earnings	—	(10,744)	(10,744)

Balance as of December 31, 2010	$—	$32,330	$32,330

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

(2)	Dispositions of Oil and Gas Properties

In June and September 2008, the Company sold interests in certain producing properties in East and South Texas and received aggregate net proceeds of $129.6 million. Comstock recognized a gain of $26.6 million on these sales. In December 2010, the Company sold its oil and gas properties in Mississippi and received net proceeds of $65.3 million. Comstock recognized a loss of $25.8 million on this sale.

(3)	Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2009	2010
	(In thousands)

Unproved properties	$130,364	$225,884
Proved properties:
Leasehold costs	864,380	821,085
Wells and related equipment and facilities	1,425,191	1,753,632
Accumulated depreciation depletion and amortization	(847,568)	(996,750)

	$1,572,367	$1,803,851

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred

	2008	2009	2010
	(In thousands)

Unproved property acquisitions	$113,023	$26,040	$134,728
Development costs	249,527	218,191	315,041
Exploration costs	62,031	101,956	87,823

	$424,581	$346,187	$537,592

(4)	Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2009	2010
	(In thousands)

6 7/8% senior notes due 2012	$175,000	$172,000
Bank credit facility	—	45,000
8 3/8% senior notes due 2017	300,000	300,000
Discount related to 8 3/8% senior notes due 2017	(4,164)	(3,628)

	$470,836	$513,372

The discount is being amortized over the life of the senior notes using the effective interest rate method.

The following table summarizes Comstock’s debt as of December 31, 2010 by year of maturity:

	2011	2012	2013	2014	2015	Thereafter	Total
	(In thousands)

6 7/8% senior notes	$—	$172,000	$—	$—	$—	$—	$172,000
Bank credit facility	—	—	—	—	45,000	—	45,000
8 3/8% senior notes	—	—	—	—	—	296,372	296,372

	$—	$172,000	$—	$—	$45,000	$296,372	$513,372

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2010, the borrowing base was $500.0 million, $455.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of December 31, 2010.

Comstock has $172.0 million of 6 7/8% senior notes outstanding which mature on March 1, 2012. Interest is payable semiannually on each March 1 and September 1. During 2010 the Company purchased $3.0 million in principal amount of the 6 7/8% senior notes for $2.9 million. The Company also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017. Interest is payable semiannually on each April 15 and October 15. The senior notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of December 31, 2010, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

(5)	Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2008, 2009 and 2010 was $1.0 million, $1.2 million and $1.3 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)

2011	$1,701
2012	1,701
2013	1,701
2014	1,200
2015	500
Thereafter	1,500

$8,303

As of December 31, 2010, the Company had commitments for contracted drilling rigs of $50.5 million through September 2012. The Company has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2010 totaled $46.5 million. The Company has also entered into agreements for well completion services through December 31, 2011 with minimum future payments of $98.6 million.

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

The authorized capital stock of Comstock consists of 75 million shares of common stock, $.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2009 or 2010.

(7)	Stock-based Compensation

The Company grants restricted shares of common stock and stock options to key employees and directors as part of their compensation. On May 19, 2009, the Company’s stockholders approved the 2009 Long-term Incentive Plan for management including officers, directors and managerial employees which replaced the 1999 Long-term Incentive Plan. As of December 31, 2010, the 2009 Long-term Incentive Plan provides for future awards of stock options, restricted stock grants or other equity awards of up to 3,030,900 shares of common stock.

During 2008, 2009 and 2010, the Company recorded $12.3 million, $15.8 million and $17.4 million, respectively, in stock-based compensation expense in general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation totaled $8.8 million, $1.1 million and $1.5 million for the years ended December 31, 2008, 2009 and 2010, respectively.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. Total compensation expense recognized for all outstanding stock options for the years ended December 31, 2008, 2009 and 2010 was $1.5 million, $0.8 million and $0.4 million, respectively.

The Company did not issue any stock options during 2009 or 2010. Options granted in 2008 were granted with exercise prices equal to the closing price of the Company’s common stock on the grant date. The following table summarizes the assumptions used to value stock options granted in the year ended December 31, 2008:

Weighted average grant date fair value	$19.76
Weighted average assumptions used:
Expected volatility	38.9%
Expected lives	4.3 yrs.
Risk-free interest rates	3.3%
Expected dividend yield	—

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding at December 31, 2010:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$29.49	1.3	30,000	30,000
$32.44	0.4	30,000	30,000
$32.50	4.9	54,500	54,500
$33.22	6.0	82,650	82,650
$54.36	2.4	40,000	40,000

		237,150	237,150

The following table summarizes information related to stock option activity under the Company’s incentive plans for the year ended December 31, 2010:

	2010
		Weighted
	Number of	Average
	Options	Exercise Price

Outstanding at January 1, 2010	424,620	$23.73
Exercised	(184,470)	$7.74
Forfeited	(3,000)	$32.98

Outstanding at December 31, 2010	237,150	$36.05

Vested and Exercisable at December 31, 2010	237,150	$36.05

	2008	2009	2010
	(In thousands)

Cash received for options exercised	$6,483	$689	$1,427
Actual tax benefit realized	$24,341	$646	$4,221

As of December 31, 2010, all compensation cost related to stock options has been recognized. Stock options outstanding at December 31, 2010 had no intrinsic value based on the closing price for the Company’s common stock on December 31, 2010. The total intrinsic value of options exercised was $24.4 million, $0.6 million and $4.2 million for the years ended December 31, 2008, 2009 and 2010, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Initial grants of restricted stock generally vest 25% per annum over a period of four years from the grate date; subsequent grants, if any, generally vest four years from the date of the award. Total compensation expense recognized for restricted stock grants was $10.8 million, $15.0 million and $17.0 million for the years ended December 31, 2008, 2009 and 2010, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price. A summary of restricted stock activity for the year ended December 31, 2010 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares	Price

Outstanding at January 1, 2010	2,036,450	$36.57
Granted	418,775	$25.61
Vested	(385,200)	$33.13
Forfeitures	(750)	$37.64

Outstanding at December 31, 2010	2,069,275	$34.99

The per share weighted average fair value of restricted stock grants in 2008, 2009 and 2010 was $44.31, $36.80 and $25.61, respectively. Total unrecognized compensation cost related to unvested restricted stock of $37.2 million as of December 31, 2010 is expected to be recognized over a period of 2.7 years. The fair value of restricted stock which vested in 2008, 2009 and 2010 was $6.9 million, $9.4 million and $15.1 million, respectively.

(8)	Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $302,000, $358,000 and $341,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

(9)	Income Taxes

The following is an analysis of the consolidated income tax expense (benefit) from continuing operations:

	2008	2009	2010
	(In thousands)

Current	$(5,009)	$(41,568)	$(229)
Deferred	43,620	30,796	(4,617)

	$38,611	$(10,772)	$(4,846)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income from continuing operations is due to the following:

	2008	2009	2010
	(In thousands)

Tax expense (benefit) at statutory rate	$33,890	$(16,535)	$(8,551)
Tax effect of:
Nondeductible compensation	3,536	4,339	4,253
State taxes, net of federal tax benefit	1,639	441	(343)
Net operating loss carryback adjustments	—	—	(369)
Other	(454)	983	164

Total	$38,611	$(10,772)	$(4,846)

	2008	2009	2010

Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	3.7	(9.2)	(17.4)
State taxes, net of federal tax benefit	1.7	(0.9)	1.4
Net operating loss carryback adjustments	—	—	1.5
Other	(0.5)	(2.1)	(0.7)

Effective tax rate	39.9%	22.8%	19.8%

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2009 and 2010 were as follows:

	2009	2010
	(In thousands)

Current deferred tax assets (liabilities):
Marketable securities	$(6,588)	$(10,339)

Net current deferred tax asset (liability)	(6,588)	(10,339)

Noncurrent deferred tax assets (liabilities):
Property and equipment	(295,089)	(249,429)
Other assets	6,417	7,910
Net operating loss carryforwards	33,840	36,062
Alternative minimum tax carryforward	58,032	18,916
Valuation allowance on net operating loss carryforwards	(19,767)	(27,125)
Other	(4,115)	(4,327)

Net noncurrent deferred tax liability	(220,682)	(217,993)

Net deferred tax liability	$(227,270)	$(228,332)

At December 31, 2010, Comstock had the following carryforwards available to reduce future income taxes:

	Years of
	Expiration
Types of Carryforward	Carryforward	Amounts
		(In thousands)

Net operating loss — U.S. federal	2017 — 2030	$41,206
Net operating loss — Louisiana	2010 — 2025	$416,156
Alternative minimum tax credits	Unlimited	$18,916

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The utilization of the U.S. federal net operating loss carryforward is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company. Accordingly, a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance with a tax effect of $19.1 million has been established against the Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

The Company’s federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2005. State tax returns in one state jurisdiction are currently under review. The Company currently believes that resolution of this matter will not have a material impact on its financial statements. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

In January 2008, Comstock entered into natural gas swaps to fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production from certain properties in South Texas for the period February 2008 through December 2009. The Company designated these swaps at their inception as cash flow hedges. Realized gains and losses were included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they were effective in offsetting cash flows attributable to the hedged risk were recorded in other comprehensive income until the hedged item was recognized in earnings. Changes in fair value resulting from ineffectiveness was recognized currently in oil and natural gas sales as unrealized gains (losses). The Company realized losses of $4.8 million and gains of $26.3 million on the natural gas price swaps settled during 2008 and 2009, respectively, which are included in oil and gas sales in the accompanying consolidated statements of operations. As of December 31, 2009 and December 31, 2010, the Company had no derivative financial instruments outstanding.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Supplementary Quarterly Financial Data (Unaudited)

	2009
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)

Total oil and gas sales	$68,351	$64,875	$67,436	$91,921	$292,583

Loss from operations	$(5,712)	$(12,588)	$(11,547)	$(1,688)	$(31,535)

Net loss	$(5,657)	$(11,475)	$(12,572)	$(6,767)	$(36,471)

Net loss per share:
Basic	$(0.12)	$(0.26)	$(0.28)	$(0.15)	$(0.81)
Diluted	$(0.12)	$(0.26)	$(0.28)	$(0.15)	$(0.81)

	2010
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)

Total oil and gas sales	$106,089	$90,682	$79,720	$72,650	$349,141

Income (loss) from operations	$15,188	$123	$2,095	$(29,410)	$(12,004)

Net income (loss)	$7,342	$(1,619)	$(4,700)	$(20,609)	$(19,586)

Net income (loss) per share:
Basic	$0.16	$(0.04)	$(0.10)	$(0.45)	$(0.43)
Diluted	$0.16	$(0.04)	$(0.10)	$(0.45)	$(0.43)

Results of operations for the second and fourth quarters of 2010 included gains on sales of marketable securities of $5.7 million and $10.8 million, respectively. Results for the fourth quarter of 2010 included a loss on sale of oil and gas properties of $25.8 million.

With the exception of the first quarter of 2010, basic and diluted per share amounts are the same for all periods presented due to the net loss reported during each of these periods.

(12)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2010:

	2008		2009		2010
		Natural		Natural		Natural
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	10,510	587,718	9,668	523,643	7,214	682,389
Revisions of previous estimates	551	(56,153)	(1,590)	(130,224)	351	(6,137)
Extensions and discoveries	528	99,232	19	349,920	1,484	421,657
Sales of minerals in place	(912)	(53,287)	(108)	(130)	(4,115)	(3,303)
Production	(1,009)	(53,867)	(775)	(60,820)	(715)	(68,973)

End of year	9,668	523,643	7,214	682,389	4,219	1,025,633

Proved Developed Reserves:
Beginning of year	7,449	370,339	5,446	354,934	4,894	367,102

End of year	5,446	354,934	4,894	367,102	2,961	506,809

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2009 and 2010:

	2009	2010
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$2,774,542	$4,584,382
Future Costs:
Production	(1,091,305)	(1,625,133)
Development and Abandonment	(725,795)	(1,350,391)
Future Income Taxes	(99,572)	(386,919)

Future Net Cash Flows	857,870	1,221,939
10% Discount Factor	(431,280)	(615,803)

Standardized Measure of Discounted Future Net Cash Flows	$426,590	$606,136

New rules issued by the Securities and Exchange Commission relating to the estimation and disclosure of oil and natural gas reserves were adopted in 2009. The standardized measure of discounted future net cash flows at the end of 2009 and 2010 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $49.60 per barrel of oil and $3.54 per Mcf of natural gas for 2009 and $76.31 per barrel of oil and $4.16 per Mcf of natural gas for 2010.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2008, 2009 and 2010:

	2008	2009	2010
		(In thousands)

Standardized Measure, Beginning of Year	$1,162,548	$636,291	$426,590
Net Change in Sales Price, Net of Production Costs	(594,456)	(436,544)	141,570
Development Costs Incurred During the Year Which Were Previously Estimated	165,036	49,029	69,216
Revisions of Quantity Estimates	(90,587)	(176,742)	(5,433)
Accretion of Discount	157,781	82,011	48,911
Changes in Future Development and Abandonment Costs	(32,538)	144,388	(15,201)
Changes in Timing	83,223	52,762	66,657
Extensions and Discoveries	157,529	177,264	321,909
Sales of Reserves in Place	(126,666)	(1,480)	(50,651)
Sales, Net of Production Costs	(477,019)	(221,684)	(268,466)
Net Changes in Income Taxes	231,440	121,295	(128,966)

Standardized Measure, End of Year	$636,291	$426,590	$606,136