Form 10-Q
period 2011-03-31
COMSTOCK RESOURCES INC
filed 2011-05-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011
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
Yes ☐          No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of May 4, 2011 was 47,625,226.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended March 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and Cash Equivalents	$4,196	$1,732
Accounts Receivable:
Oil and gas sales	34,190	28,705
Joint interest operations	15,796	15,982
Marketable Securities	80,956	84,637
Other Current Assets	5,796	4,675

Total current assets	140,934	135,731
Property and Equipment:
Unevaluated oil and gas properties	182,415	225,884
Oil and gas properties, successful efforts method	2,766,978	2,574,717
Other	17,905	18,156
Accumulated depreciation, depletion and amortization	(1,062,480)	(1,002,509)

Net property and equipment	1,904,818	1,816,248
Other Assets	17,481	12,235

	$2,063,233	$1,964,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$123,806	$123,275
Deferred Income Taxes Payable	16,014	10,339
Accrued Expenses	21,758	21,450

Total current liabilities	161,578	155,064
Long-term Debt	596,506	513,372
Deferred Income Taxes Payable	216,381	217,993
Reserve for Future Abandonment Costs	6,820	6,674
Other Non-Current Liabilities	2,540	2,580

Total liabilities	983,825	895,683
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 75,000,000 shares authorized, 47,625,226 and 47,706,101 shares outstanding at March 31, 2011 and December 31, 2010, respectively	23,813	23,853
Additional paid-in capital	457,214	454,499
Retained earnings	560,253	557,849
Accumulated other comprehensive income	38,128	32,330

Total stockholders’ equity	1,079,408	1,068,531

	$2,063,233	$1,964,214

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$88,038	$106,089

Operating expenses:
Production taxes	726	1,675
Gathering and transportation	5,628	4,528
Lease operating	11,548	14,160
Exploration	9,537	1,169
Depreciation, depletion and amortization	60,325	59,409
Impairment of oil and gas properties	—	159
Loss on sale of properties	109	—
General and administrative, net	8,428	9,801

Total operating expenses	96,301	90,901

Operating income (loss)	(8,263)	15,188
Other income (expenses):
Interest income	—	139
Other income	310	20
Interest expense	(10,284)	(7,844)
Gain on sale of marketable securities	21,249	—

Total other income (expenses)	11,275	(7,685)

Income before income taxes	3,012	7,503
Provision for income taxes	(608)	(161)

Net income	$2,404	$7,342

Net income per share:
Basic	$0.05	$0.16

Diluted	$0.05	$0.16

Weighted average shares outstanding:
Basic	45,974	45,408

Diluted	45,974	45,544

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock –	Paid-in	Retained	Comprehensive
	(Shares)	Par Value	Capital	Earnings	Income	Total
	(In thousands)
Balance at January 1, 2011	47,706	$23,853	$454,499	$557,849	$32,330	$1,068,531
Stock-based compensation	(81)	(40)	3,202	—	—	3,162
Excess income taxes from stock-based compensation	—	—	(487)	—	—	(487)
Net income	—	—	—	2,404	—	2,404
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	5,798	5,798

Total comprehensive income						8,202

Balance at March 31, 2011	47,625	$23,813	$457,214	$560,253	$38,128	$1,079,408

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,404	$7,342
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(21,140)	—
Deferred income taxes	449	(55)
Impairments	9,454	159
Depreciation, depletion and amortization	60,325	59,409
Debt issuance cost and discount amortization	1,465	602
Stock-based compensation	3,162	4,233
Excess income taxes from stock-based compensation	487	(1,490)
Increase in accounts receivable	(5,299)	(4,786)
(Increase) decrease in other current assets	(1,116)	45,817
Increase in accounts payable and accrued expenses	736	13,505

Net cash provided by operating activities	50,927	124,736

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(158,140)	(95,446)
Proceeds from asset sales	33,741	—

Net cash used for investing activities	(124,399)	(95,446)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings	370,000	—
Principal payments on debt	(287,000)	—
Debt issuance costs	(6,577)	—
Proceeds from issuance of common stock	—	945
Excess income taxes benefit from stock-based compensation	(487)	1,490

Net cash provided by financing activities	75,936	2,435

Net increase in cash and cash equivalents	2,464	31,725
Cash and cash equivalents, beginning of period	1,732	90,472

Cash and cash equivalents, end of period	$4,196	$122,197

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —
Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2011 and the related results of operations and cash flows for the three months ended March 31, 2011 and 2010.
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The results of operations for the three months ended March 31, 2011 are not necessarily an indication of the results expected for the full year.
     These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
Marketable Securities
     As of March 31, 2011 the Company held 2,426,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheets as marketable securities. As of March 31, 2011, the cost basis of the marketable securities was $22.3 million and the estimated fair value was $81.0 million, after recognizing an unrealized gain after income taxes of $38.1 million. The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During the three months ended March 31, 2011 the Company sold 1,371,000 shares of Stone Energy Corporation and received proceeds of $33.8 million. Comstock realized a gain before income taxes on this sale of $21.2 million which is included in other income in the consolidated statements of operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Property and Equipment
     The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. During the three months ended March 31, 2011, the Company’s assessment of its unevaluated acreage indicated that certain leases were expected to expire prior to the Company conducting drilling operations. Accordingly, an impairment charge for these unevaluated properties of $9.5 million was recognized in exploration expense during the three months ended March 31, 2011.
     The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized impairment charges related to its oil and gas properties of $0.2 million during the three months ended March 31, 2010. There were no impairment charges related to oil and gas properties recognized during the three months ended March 31, 2011.
Reserve for Future Abandonment Costs
     Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Beginning future abandonment costs	$6,674	$6,561
Accretion expense	92	94
New wells placed on production and changes in estimates	72	78
Liabilities settled	(18)	(17)

Future abandonment costs — end of period	$6,820	$6,716

Revenue Recognition and Gas Balancing
     Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2011 or December 31, 2010.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Derivative Financial Instruments
     The Company did not have any derivative financial instruments outstanding during the three months ended March 31, 2011 or March 31, 2010.
Stock-Based Compensation
     Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2011 and 2010, the Company recognized $3.2 million and $4.2 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock or stock options to its employees and directors.
     As of March 31, 2011, Comstock had 1,650,950 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $35.36 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $31.3 million as of March 31, 2011 is expected to be recognized over a period of 2.5 years.
     As of March 31, 2011, Comstock had outstanding options to purchase 233,150 shares of common stock at a weighted average exercise price of $36.10 per share. All of the stock options were exercisable and there were no unrecognized costs related to the options as of March 31, 2011. The Company received $0.9 million in cash proceeds from the exercise of stock options during the three months ended March 31, 2010. No stock options were exercised during the three months ended March 31, 2011.
Income Taxes
     The following is an analysis of consolidated income tax expense:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Current provision	$159	$216
Deferred provision (benefit)	449	(55)

Provision for income taxes	$608	$161

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended
	March 31,
	2011	2010
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(15.7%)	(26.7%)
State income taxes, net of federal benefit	0.7%	(1.0%)
Net operating loss carryback adjustments	—%	(4.9%)
Other	0.2%	(0.3%)

Effective tax rate	20.2%	2.1%

     The Company’s non-deductible stock-based compensation has the effect of increasing the Company’s annualized effective tax rate in the case of an income tax provision or decreasing the effective tax rate in the case of an income tax benefit. The effective tax rate for the three months ended March 31, 2011 reflects the benefit from a decrease in non-deductible compensation which resulted from the early retirement of one of the Company’s executives. The 2010 effective tax rate was based on an expected income tax benefit for the full year and reflects a benefit from adjustments related to refund claims resulting from net operating loss carrybacks.
     The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2005. State tax returns in two state jurisdictions are currently under review. The Company has evaluated the preliminary findings in these jurisdictions and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore the Company has not established any significant reserves for uncertain tax positions.
Fair Value Measurements
     As of March 31, 2011, the Company held certain items that are required to be measured at fair value. These included cash equivalents held in money market funds and marketable securities comprised of shares of Stone Energy Corporation common stock. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The estimated fair value for the items in the Company’s financial statement were based on Level 1 inputs where the inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.
     The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2011:

Carrying
Value
Measured at
Fair Value
(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$4,196
Marketable securities	80,956

Total assets	$85,152

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In thousands)
Long-term debt, including current portion	$596,506	$612,000	$513,372	$518,930
The fair market value of the Company’s fixed rate debt was based on their market prices as of March 31, 2011 and December 31, 2010. The fair value of the floating rate debt outstanding at December 31, 2010 approximated its carrying value.
Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, were determined as follows:

	Three Months Ended March 31,
	2011			2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Net Income	$2,404			$7,342
Income Allocable to Unvested Stock Grants	(87)			(265)

Basic Net Income Attributable to Common Stock	$2,317	45,974	$0.05	$7,077	45,408	$0.16

Effect of Dilutive Securities:
Stock Options	—	—		—	136

Diluted Net Income Attributable to Common Stock	$2,317	45,974	$0.05	$7,077	45,544	$0.16

     At March 31, 2011 and December 31, 2010, 1,650,950 and 2,069,275 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Unvested restricted stock	1,717	1,699

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands except per share data)
Weighted average anti-dilutive stock options	236	40
Weighted average exercise price per share	$36.05	$54.36
     The excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.
Supplementary Information With Respect to the Consolidated Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2011 and December 31, 2010 the Company’s cash investments consisted of prime shares held in institutional preferred money market funds.
     The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash Payments:
Interest payments	$7,174	$6,641
Income tax payments (refunds)	$—	$(48,816)
     The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months ended March 31, 2011 and 2010, the Company capitalized interest of $3.1 million and $2.6 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.
Comprehensive Income
     Comprehensive income consists of the following:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income	$2,404	$7,342
Other comprehensive income:
Realized gain on marketable securities, net of income tax expense of ($7,437) reclassified to earnings	(13,812)	—
Unrealized gain (loss) on marketable securities, net of income tax (expense) benefit of ($10,559) and $558	19,610	(1,036)

Total comprehensive income	$8,202	$6,306

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Accumulated other comprehensive income for the three months ended March 31, 2011, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

Three Months
Ended
March 31, 2011
(In thousands)
Balance as of January 1, 2011	$32,330
Realized gain on sale of marketable securities, net of income taxes, reclassified to earnings	(13,812)
Changes in the value of marketable securities, net of income taxes	19,610

Balance as of March 31, 2011	$38,128

Subsequent Events
Subsequent events were evaluated through the issuance date of these consolidated financial statements.
(2) LONG-TERM DEBT —
     At March 31, 2011, long-term debt was comprised of:

(In thousands)
8 3/8% Senior Notes due 2017	$296,506
7 3/4% Senior Notes due 2019	300,000

$596,506

     The Company has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2011, the borrowing base was $468.8 million, all of which was available. Effective April 28, 2011 the borrowing base was increased to $500.0 million. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of March 31, 2011.
      On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations of Comstock and are guaranteed by all of the Company’s material subsidiaries. Comstock also has $300.0 million of 8⅜% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of March 31, 2011, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     On January 1, 2011, Comstock had $172.0 million in principal amount of 6⅞% senior notes outstanding due on March 1, 2012 (the “2012 Notes”). During the three months ended March 31, 2011, Comstock redeemed all of the 2012 Notes for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.
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
     In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of March 31, 2011, the Company had commitments for contracted drilling services of $42.2 million. The Company has also entered into agreements for well completion services through December 31, 2011 which require minimum future payments totaling $55.4 million.
     The Company has entered into natural gas transportation agreements to support its production operations in North Louisiana through July 2019. Maximum commitments under these transportation agreements as of March 31, 2011 totaled $42.1 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Comstock Resources, Inc.
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of March 31, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the three-month periods ended March 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended [not presented herein] and in our report dated February 22, 2011, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in oil and gas reserves and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Dallas, Texas
May 4, 2011

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2010.
Results of Operations

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	19,109	17,794
Oil (Mbbls)	138	176
Natural gas equivalent (Mmcfe)	19,935	18,847

Revenues:
Natural gas sales	$75,648	$94,316
Oil sales	12,390	11,773

Total oil and gas sales	$88,038	$106,089

Expenses:
Production taxes	$726	$1,675
Gathering and transportation	5,628	4,528
Lease operating(1)	11,548	14,160
Exploration expense	9,537	1,169
Depreciation, depletion and amortization	60,325	59,409

Average Sales Price:
Natural gas (per Mcf)	$3.96	$5.30
Oil (per Bbl)	$89.94	$67.08
Average equivalent (Mcfe)	$4.42	$5.63

Expenses ($ per Mcfe):
Production taxes	$0.04	$0.09
Gathering and transportation	$0.28	$0.24
Lease operating(1)	$0.58	$0.75
Depreciation, depletion and amortization(2)	$3.01	$3.15

(1)	Includes ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues —
     In the first quarter of 2011, our oil and natural gas sales decreased $18.1 million (17%) to $88.0 million from $106.1 million for the first quarter of 2010. The decrease was primarily related to weaker natural gas prices, which was offset in part by higher production in the quarter. Our average realized natural gas price decreased by 25% while our average realized oil price increased by 34% in the first quarter of 2011 as compared to the first quarter of 2010. Our production of 19.9 Bcfe in the first quarter of 2011 was 6% higher than the 18.8 Bcfe that we produced in the first quarter of 2010. Production in the first quarter of 2011, which averaged 222 MMcfe per day, was 18% higher than our average daily production in the fourth quarter of 2010 of 188 MMcfe per day.

     The higher production level is attributable to the resumption of completion activities in the Haynesville and Bossier shale program which were limited in the second half of 2010 due to shortages in third party completion services available to us. Production from our Haynesville and Bossier shale properties in East Texas and North Louisiana averaged 133 MMcf per day in the first quarter of 2011, 43% higher than production of 93 MMcf per day in the first quarter of 2010 and 42% higher than production of 94 MMcf per day in the fourth quarter of 2010. Haynesville and Bossier shale wells that were drilled and waiting on completion decreased from 35 (23.4 net to us) at December 31, 2010 to 29 (19.2 net to us) at March 31, 2011.
Costs and Expenses —
     Production taxes decreased $1.0 million to $0.7 million for the first quarter of 2011 from $1.7 million in the first quarter of 2010. Our Haynesville and Bossier shale wells, which comprise a larger percentage of our production, qualify for exemption from certain production taxes. The exempt wells together with the lower natural gas prices account for the decrease.
     Gathering and transportation costs for the first quarter of 2011 increased $1.1 million to $5.6 million as compared to $4.5 million in the first quarter of 2010. The increases mainly reflect the transportation costs relating to increased production from our Haynesville and Bossier shale wells.
     Our lease operating expenses decreased by $2.7 million to $11.5 million for the first quarter of 2011 as compared to $14.2 million for the first quarter of 2010. The decrease is primarily due to the sale of our higher operating cost properties in Mississippi in the fourth quarter of 2010. As a result of the growth in our production and the lower lease operating expenses, our lease operating expense per Mcfe produced decreased by 23% to $0.58 per Mcfe for the three months ended March 31, 2011 as compared to $0.75 per Mcfe for the three months ended March 31, 2010.
     Exploration costs of $9.5 million in the first quarter of 2011 primarily relate to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term. Exploration costs of $1.2 million in the first quarter of 2010 related to seismic costs incurred related to our exploratory activity.
     Depreciation, depletion and amortization (“DD&A”) increased $0.9 million (2%) to $60.3 million in the first quarter of 2011 from $59.4 million in the first quarter of 2010. The increase was primarily the result of our higher production in 2011. Our DD&A per equivalent Mcf produced decreased $0.14 (4%) to $3.01 for the three months ended March 31, 2011 from $3.15 for the three months ended March 31, 2010. The lower DD&A rates per Mcfe reflect the growth in our oil and natural gas reserves primarily from our Haynesville and Bossier shale drilling program.
     We recorded $0.2 million of impairments to our oil and gas properties for the three months ended March 31, 2010. We did not have any impairments in the first quarter of 2011.
     General and administrative expense, which is reported net of overhead reimbursements, of $8.4 million for the first quarter of 2011 decreased $1.4 million (14%) from general and administrative expenses of $9.8 million for the first quarter of 2010. Included in general and administrative expense is stock-based compensation of $3.2 million and $4.2 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in stock-based compensation and general and administrative expenses is primarily due to the benefit of forfeited stock awards related to the early retirement of one of our executive officers in the first quarter of 2011.
     Interest expense increased $2.5 million to $10.3 million for the first quarter of 2011 from interest expense of $7.8 million in the first quarter of 2010. The increase was primarily related to the increase in debt outstanding in the first quarter of 2011 and the issuance of new senior notes and the early retirement of our senior notes due in 2012. We had average borrowings of $93.2 million outstanding under our bank credit facility during the first quarter of 2011 as compared to no borrowings outstanding during the first quarter of 2010. Interest expense for the three months ended March 31, 2011 includes $1.1 million for the early retirement of our 6⅞% senior notes which were due in March 2012. We capitalized interest of $3.1 million and $2.6 million on our unevaluated properties during the three months ended March 31, 2011 and 2010, respectively.

     During the first quarter of 2011 we recognized a gain of $21.2 million from the sale of approximately 1.4 million shares of common stock in Stone Energy Corporation held as marketable securities.
     Income tax expense for the first quarter of 2011 of $0.6 million increased by $0.4 million from the provision for income taxes of $0.2 million for the three months ended March 31, 2010. Our effective tax rate for the first three months of 2011 was 20.2% as compared to our effective tax rate of 2.1% from the first three months of 2010.
     We reported net income of $2.4 million for the three months ended March 31, 2011 or $0.05 per diluted share, as compared to $7.3 million, or $0.16 per diluted share, for the three months ended March 31, 2010. The decline in earnings in the first quarter of 2011 was primarily due to the lower natural gas prices in 2011.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2011, our primary source of funds were net cash flow from operations of $50.9 million, $293.4 million of net proceeds from our senior notes offering, borrowings of $70.0 million under our bank credit facility and proceeds from sales of marketable securities of $33.8 million. Our net cash flow from operating activities decreased $73.8 million (59%) in the first three months of 2011 to $50.9 million from $124.7 million for the three months ended March 31, 2010. This decrease was partially due to lower natural gas prices. Additionally, cash flows from operating activities for the three months ended March 31, 2010 included a receipt of an income tax refund of $48.8 million.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2011, we incurred capital expenditures of $158.2 million primarily for our development and exploration activities. We funded our 2011 capital program with cash flow provided by operating activities, proceeds from sales of marketable securities and borrowings, including the issuance of senior notes in February 2011.
     The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Leasehold costs	$12,655	$9,911
Development drilling	107,224	64,836
Exploratory drilling	37,272	17,031
Other development	1,041	1,909

	158,192	93,687
Other	11	359

	$158,203	$94,046

     We expect to spend approximately $570.0 million for developmental and exploratory drilling during 2011 and an additional $40.0 million to acquire additional exploratory acreage. We expect to fund our development and exploration activities with operating cash flow, proceeds from asset sales and borrowings including the issuance of senior notes in February 2011.
     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2011, we have contracted for the services of drilling rigs through September 2012 at an aggregate cost of $42.2 million and minimum future commitments for well completion services of $55.4 million through December 31, 2011. In addition, we have maximum commitments of $42.1 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2016. We record a separate liability for the fair value of these asset retirement obligations which totaled $6.8 million as of March 31, 2011.
     We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2011, the borrowing base was $468.8 million, all of which was available. Effective April 28, 2011, the borrowing base was increased to $500.0 million. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of March 31, 2011.
     On March 14, 2011, we issued $300.0 million of senior notes (the “2019 Notes”) pursuant to underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. We also have $300.0 million of 8⅜% senior notes outstanding which are due on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. Our senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries.
     On January 1, 2011, we had $172.0 million in principal amount of 6⅞% senior notes outstanding due on March 1, 2012 (the “2012 Notes”). During the first quarter of 2011, we redeemed all of the 2012 Notes for $172.4 million plus accrued interest. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.
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
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2011, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $19.0 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.1 million.
Interest Rates
     At March 31, 2011, we had total long-term debt of $596.5 million. Of this amount, $296.5 million bears interest at a fixed rate of 8⅜% with an effective interest rate of 8⅝% and $300.0 million bears interest at a fixed rate of 7 3/4%. We had no borrowings outstanding under our bank credit facility.

ITEM 4:	CONTROLS AND PROCEDURES
     As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit No.	Description

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources, Inc. Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

**	Submitted electronically herewith.
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

COMSTOCK RESOURCES, INC.
Date: May 4, 2011	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 4, 2011	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)