Form 10-Q
period 2011-06-30
COMSTOCK RESOURCES INC
filed 2011-08-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2011
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
Yes ☐   No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of August 5, 2011 was 47,647,176.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended June 30, 2011
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2011 and December 31, 2010	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2011 and 2010	5
Consolidated Statement of Stockholders’ Equity and Comprehensive Income - Six Months ended June 30, 2011	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2011 and 2010	7
Notes to Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	23

PART II. Other Information

Item 6. Exhibits	24
EX-10.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
	(In thousands)
Cash and Cash Equivalents	$3,556	$1,732
Accounts Receivable:
Oil and gas sales	40,206	28,705
Joint interest operations	11,112	15,982
Marketable Securities	62,482	84,637
Other Current Assets	13,129	4,675

Total current assets	130,485	135,731
Property and Equipment:
Unevaluated oil and gas properties	196,753	225,884
Oil and gas properties, successful efforts method	2,943,581	2,574,717
Other	18,028	18,156
Accumulated depreciation, depletion and amortization	(1,137,075)	(1,002,509)

Net property and equipment	2,021,287	1,816,248
Other Assets	16,677	12,235

	$2,168,449	$1,964,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$134,159	$123,275
Deferred Income Taxes Payable	11,427	10,339
Accrued Expenses	26,438	21,450

Total current liabilities	172,024	155,064
Long-term Debt	691,640	513,372
Deferred Income Taxes Payable	217,992	217,993
Reserve for Future Abandonment Costs	7,009	6,674
Other Non-Current Liabilities	2,499	2,580

Total liabilities	1,091,164	895,683
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 75,000,000 shares authorized, 47,647,176 and 47,706,101 shares outstanding at June 30, 2011 and December 31, 2010, respectively	23,824	23,853
Additional paid-in capital	460,928	454,499
Retained earnings	564,202	557,849
Accumulated other comprehensive income	28,331	32,330

Total stockholders’ equity	1,077,285	1,068,531

	$2,168,449	$1,964,214

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$112,451	$90,682	$200,489	$196,771

Operating expenses:
Production taxes	1,363	4,806	2,089	6,481
Gathering and transportation	6,611	3,679	12,239	8,207
Lease operating	12,437	13,988	23,985	28,148
Exploration	82	99	9,619	1,268
Depreciation, depletion and amortization	74,689	57,398	135,014	116,807
Impairment of oil and gas properties	—	28	—	187
(Gain) loss on sale of assets	(26)	797	83	797
General and administrative, net	8,917	9,764	17,345	19,565

Total operating expenses	104,073	90,559	200,374	181,460

Operating income	8,378	123	115	15,311
Other income (expenses):
Interest income	—	119	—	258
Other income	83	25	393	45
Interest expense	(10,410)	(7,599)	(20,694)	(15,443)
Gain on sale of marketable securities	8,480	5,692	29,729	5,692

Total other income (expenses)	(1,847)	(1,763)	9,428	(9,448)

Income (loss) before income taxes	6,531	(1,640)	9,543	5,863
Benefit from (provision for) income taxes	(2,582)	21	(3,190)	(140)

Net income (loss)	$3,949	$(1,619)	$6,353	$5,723

Net income (loss) per share:
Basic	$0.08	$(0.04)	$0.13	$0.12

Diluted	$0.08	$(0.04)	$0.13	$0.12

Weighted average shares outstanding:
Basic	45,992	45,579	45,983	45,494

Diluted	45,992	45,579	45,983	45,571

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock –	Paid-in	Retained	Comprehensive
	(Shares)	Par Value	Capital	Earnings	Income	Total
	(In thousands)
Balance at January 1, 2011	47,706	$23,853	$454,499	$557,849	$32,330	$1,068,531
Stock-based compensation	(59)	(29)	7,041	—	—	7,012
Excess income taxes from stock-based compensation	—	—	(612)	—	—	(612)
Net income	—	—	—	6,353	—	6,353
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	(3,999)	(3,999)

Total comprehensive income						2,354

Balance at June 30, 2011	47,647	$23,824	$460,928	$564,202	$28,331	$1,077,285

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,353	$5,723
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(29,646)	(4,895)
Deferred income taxes	2,621	(43)
Impairments	9,454	187
Depreciation, depletion and amortization	135,014	116,807
Debt issuance cost and discount amortization	2,403	1,226
Stock-based compensation	7,012	8,542
Excess income taxes from stock-based compensation	612	(1,531)
Increase in accounts receivable	(6,631)	(1,454)
(Increase) decrease in other current assets	(8,454)	49,436
Increase (decrease) in accounts payable and accrued expenses	(836)	25,226

Net cash provided by operating activities	117,902	199,224

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(332,537)	(258,493)
Proceeds from asset sales	45,648	11,624

Net cash used for investing activities	(286,889)	(246,869)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings	465,000	—
Principal payments on debt	(287,000)	(3,000)
Debt issuance costs	(6,577)	—
Proceeds from issuance of common stock	—	1,293
Excess income taxes from stock-based compensation	(612)	1,531

Net cash provided by (used for) financing activities	170,811	(176)

Net increase (decrease) in cash and cash equivalents	1,824	(47,821)
Cash and cash equivalents, beginning of period	1,732	90,472

Cash and cash equivalents, end of period	$3,556	$42,651

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —
     Basis of Presentation
          In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2011 and the related results of operations for the three months and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010.
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
          The results of operations for the three months and six months ended June 30, 2011 are not necessarily an indication of the results expected for the full year.
          These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
     Reclassifications
          Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
     Marketable Securities
          As of June 30, 2011 the Company held 2,056,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheets as marketable securities. As of June 30, 2011, the cost basis of the marketable securities was $18.9 million and the estimated fair value was $62.5 million, after recognizing an unrealized gain after income taxes of $28.3 million. The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During the three months and six months ended June 30, 2011 the Company sold 370,000 and 1,741,000 shares, respectively, of Stone Energy Corporation for $11.9 million and $45.7 million, respectively. Comstock realized a gain before income taxes on these sales of $8.5 million and $29.7

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
million, for the three months and six months ended June 30, 2011, respectively. During the three months and six months ended June 30, 2010, the Company sold 520,000 shares of Stone Energy Corporation for $10.5 million and realized gains before income taxes of $5.7 million on these sales.
     Property and Equipment
          The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. An impairment charge of $9.5 million related to certain leases that were expected to expire prior to the Company conducting drilling operations was recognized in exploration expense in the six months ended June 30, 2011.
          The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized impairment charges related to its oil and gas properties of $0.2 million during the six months ended June 30, 2010. There were no impairment charges related to oil and gas properties recognized during the three months and six months ended June 30, 2011.
     Reserve for Future Abandonment Costs
          Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Beginning future abandonment costs	$6,674	$6,561
Accretion expense	186	191
New wells placed on production and changes in estimates	191	131
Liabilities settled	(42)	(43)

Future abandonment costs — end of period	$7,009	$6,840

     Revenue Recognition and Gas Balancing
          Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2011 or December 31, 2010.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Derivative Financial Instruments
          The Company did not have any derivative financial instruments outstanding during the three months and six months ended June 30, 2011 or June 30, 2010.
     Stock-Based Compensation
          Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended June 30, 2011 and 2010, the Company recognized $3.9 million and $4.3 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock or stock options to its employees and directors. During the six months ended June 30, 2011 and 2010, the Company recognized $7.0 million and $8.5 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock or stock options.
          As of June 30, 2011, Comstock had 1,638,400 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $35.17 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $28.0 million as of June 30, 2011 is expected to be recognized over a period of 2.4 years. During the six months ended June 30, 2011 the Company awarded a total of 26,000 shares of restricted stock to its independent directors which will vest three years from the date of the grant. The grant date fair value was $26.52 per share for the 2011 awards.
     As of June 30, 2011, Comstock had outstanding options to purchase 203,150 shares of common stock at a weighted average exercise price of $36.64 per share. All of the stock options were exercisable and there were no unrecognized costs related to the options as of June 30, 2011. The Company received $1.3 million in cash proceeds from the exercise of stock options during the six months ended June 30, 2010. No stock options were exercised during the six months ended June 30, 2011.
     Income Taxes
          The following is an analysis of consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Current provision (benefit)	$410	$(33)	$569	$183
Deferred provision (benefit)	2,172	12	2,621	(43)

Provision for (benefit from) income taxes	$2,582	$(21)	$3,190	$140

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	4.3%	(35.7%)	(2.0%)	(24.2%)
State income taxes, net of federal benefit	(0.1%)	(0.5%)	0.2%	(1.2%)
Net operating loss carryback adjustments	—%	—%	—%	(6.3%)
Domestic production activities deduction	—%	3.2%	—%	0.3%
Other	0.3%	(0.7%)	0.2%	(1.2%)

Effective tax rate	39.5%	1.3%	33.4%	2.4%

          The Company’s non-deductible stock-based compensation has the effect of increasing the Company’s annualized effective tax rate in the case of an income tax provision or decreasing the effective tax rate in the case of an income tax benefit. The effective tax rate for the six months ended June 30, 2011 reflects the benefit from a decrease in non-deductible compensation which resulted from the early retirement of one of the Company’s executives. The 2010 effective tax rate was based on an expected income tax benefit for the full year and reflects a benefit from adjustments related to refund claims resulting from net operating loss carrybacks.
     The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2005. State tax returns in one state jurisdiction are currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore the Company has not established any significant reserves for uncertain tax positions.
     Fair Value Measurements
          As of June 30, 2011, the Company held certain items that are required to be measured at fair value. These included cash equivalents held in money market funds and marketable securities comprised of shares of Stone Energy Corporation common stock. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The estimated fair value for the items in the Company’s financial statement were based on Level 1 inputs where the inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following table summarizes financial assets and liabilities accounted for at fair value as of June 30, 2011:

Carrying
Value
Measured at
Fair Value
(In thousands)
Items measured at fair value on a recurring basis:
Cash equivalents — money market funds	$3,556
Marketable securities	62,482

Total assets	$66,038

          The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In thousands)
Long-term debt, including current portion	$691,640	$705,500	$513,372	$518,930
The fair market value of the Company’s fixed rate debt was based on their market prices as of June 30, 2011 and December 31, 2010. The fair value of the floating rate debt outstanding at June 30, 2011 and December 31, 2010 approximated its carrying value.
     Earnings Per Share
          Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010, respectively, were determined as follows:

	Three Months Ended June 30,
	2011			2010
			Per	Income		Per
	Income	Shares	Share	(Loss)	Shares	Share
		(In thousands, except per share amounts)
Net Income (Loss)	$3,949			$(1,619)
Income Allocable to Unvested Stock Grants	(136)			—

Basic Net Income (Loss) Attributable to Common Stock	$3,813	45,992	$0.08	$(1,619)	45,579	$(0.04)

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$3,813	45,992	$0.08	$(1,619)	45,579	$(0.04)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30,
	2011			2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
		(In thousands, except per share amounts)
Net Income	$6,353			$5,723
Income Allocable to Unvested Stock Grants	(224)			(206)

Basic Net Income Attributable to Common Stock	$6,129	45,983	$0.13	$5,517	45,494	$0.12

Effect of Dilutive Securities:
Stock Options	—	—		—	77

Diluted Net Income Attributable to Common Stock	$6,129	45,983	$0.13	$5,517	45,571	$0.12

          At June 30, 2011 and December 31, 2010, 1,638,400 and 2,069,275 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Unvested restricted stock	1,644	1,698	1,680	1,698
          The shares of unvested stock were excluded from the computation of earnings per share as anti-dilutive to earnings for the three month period ended June 30, 2010 due to the net loss in this period.
          Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands except per share data)
Weighted average anti-dilutive stock options	216	270	226	40
Weighted average exercise price	$36.39	$36.38	$36.22	$54.36
          The excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented. All stock options were excluded as anti-dilutive for the three months ended June 30, 2010 due to the net loss in that period.
     Supplementary Information With Respect to the Consolidated Statements of Cash Flows
          For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2011 and December 31, 2010 the Company’s cash investments consisted of prime shares held in institutional preferred money market funds.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
          The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash Payments:
Interest payments	$20,564	$20,284
Income tax payments (refunds)	$19	$(48,843)
          The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months and six months ended June 30, 2011, the Company capitalized interest of $3.5 million and $6.6 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties. The Company capitalized interest of $2.9 million and $5.5 million during the three months and six months ended June 30, 2010, respectively.
     Comprehensive Income (Loss)
          Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Net income (loss)	$3,949	$(1,619)	$6,353	$5,723
Other comprehensive income (loss):
Realized gain on marketable securities reclassified to earnings, net of income tax expense of $2,968, $1,992, $10,405 and $1,992	(5,512)	(3,700)	(19,324)	(3,700)
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of ($2,307), ($10,630), $8,252, and ($11,188)	(4,285)	(19,742)	15,325	(20,778)

Total comprehensive income (loss)	$(5,848)	$(25,061)	$2,354	$(18,755)

          Accumulated other comprehensive income for the three months and six months ended June 30, 2011, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
	(In thousands)
Balance as of beginning of the period	$38,128	$32,330
Realized gain on sale of marketable securities, net of income taxes, reclassified to earnings	(5,512)	(19,324)
Changes in the value of marketable securities, net of income taxes	(4,285)	15,325

Balance as of June 30, 2011	$28,331	$28,331

     Subsequent Events
          Subsequent events were evaluated through the issuance date of these consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(2) LONG-TERM DEBT —
          At June 30, 2011, long-term debt was comprised of:

(In thousands)
Bank credit facility	$95,000
8 3/8% Senior Notes due 2017	296,640
7 3/4% Senior Notes due 2019	300,000

$691,640

          The Company has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2011, the borrowing base was $500.0 million, $405.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of June 30, 2011.
          On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations of Comstock and are guaranteed by all of the Company’s material subsidiaries. Comstock also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of June 30, 2011, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.
          On January 1, 2011, Comstock had $172.0 million in principal amount of 6 7/8% senior notes outstanding due on March 1, 2012 (the “2012 Notes”). In 2011 Comstock redeemed all of the 2012 Notes for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

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
          In connection with its exploration and development activities, the Company holds contracts for drilling rigs that will expire over the next 15 months. As of June 30, 2011, the Company had commitments for contracted drilling services of $34.6 million. The Company has also entered into agreements for well completion services through June 30, 2012 which require minimum future payments totaling $6.0 million.
          The Company has entered into natural gas transportation agreements to support its production operations in North Louisiana through March 2020. Maximum commitments under these transportation agreements as of June 30, 2011 totaled $41.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Comstock Resources, Inc.
We have reviewed the consolidated balance sheet of Comstock Resources, Inc. and subsidiaries (the Company) as of June 30, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2011 and 2010. These financial statements are the responsibility of the Company’s management.
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
August 5, 2011

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	22,996	18,709	42,105	36,503
Oil (Mbbls)	159	210	297	386
Natural gas equivalent (Mmcfe)	23,954	19,970	43,889	38,817

Revenues:
Natural gas sales	$96,328	$76,526	$171,976	$170,842
Oil sales	16,123	14,156	28,513	25,929

Total oil and gas sales	$112,451	$90,682	$200,489	$196,771

Expenses:
Production taxes	$1,363	$4,806	$2,089	$6,481
Gathering and transportation	6,611	3,679	12,239	8,207
Lease operating(1)	12,437	13,988	23,985	28,148
Exploration expense	82	99	9,619	1,268
Depreciation, depletion and amortization	74,689	57,398	135,014	116,807

Average Sales Price:
Natural gas (per Mcf)	$4.19	$4.09	$4.08	$4.68
Oil (per Bbl)	$101.02	$67.37	$95.89	$67.24
Average equivalent (Mcfe)	$4.69	$4.54	$4.57	$5.07

Expenses ($ per Mcfe):
Production taxes	$0.06	$0.24	$0.05	$0.17
Gathering and transportation	$0.28	$0.18	$0.28	$0.21
Lease operating(1)	$0.51	$0.71	$0.54	$0.72
Depreciation, depletion and amortization(2)	$3.11	$2.87	$3.06	$3.00

(1)	Includes ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues —
     In the second quarter of 2011, our oil and natural gas sales increased $21.8 million (24%) to $112.5 million from $90.7 million for the second quarter of 2010. The increase was primarily related to higher production in the quarter and, to a lesser extent, higher oil and natural gas prices. Our production of 24.0 Bcfe in the second quarter of 2011 was 20% greater than the 20.0 Bcfe that we produced in the second quarter of 2010. Production in the second quarter of 2011, which averaged 263 MMcfe per day, was 19% higher than our average daily production in the first quarter of 2011 of 222 MMcfe per day. Our average realized natural gas price increased by 2% and our average realized oil price increased by 50% in the second quarter of 2011 as compared to the second quarter of 2010.
     Our oil and natural gas sales increased $3.7 million (2%) to $200.5 million for the six months ended June 30, 2011 from $196.8 million for the six months ended June 30, 2010. This increase primarily resulted from an increase in natural gas production and stronger oil prices offset in part by weaker natural gas prices. Our production in the first six months of 2011 of 43.9 Bcfe increased 13% as compared to the 38.8 Bcfe that we produced in the first six months of 2010. Our average realized natural gas price decreased by 13% while our average realized oil price increased by 43% in the first six months of 2011 as compared to the first six months of 2010.

     The higher production level in 2011 is mainly attributable to our drilling activity in the Haynesville and Bossier shale program and the resumption of completion activities which were limited in the second half of 2010 due to shortages in third party completion services available to us. Production from our Haynesville and Bossier shale properties in East Texas and North Louisiana averaged 176 MMcf per day in the second quarter of 2011, 72% higher than production of 102 MMcf per day in the second quarter of 2010. Production from our Haynesville and Bossier shale properties of 155 MMcf per day for the first six months of 2011 was 28% higher than production of 98 MMcf per day in the first half of 2010. Our Haynesville and Bossier shale wells that were drilled and waiting on completion decreased from 35 (23.4 net to us) at December 31, 2010 to 16 (7.7 net to us) at June 30, 2011.
Costs and Expenses —
     Production taxes decreased $3.4 million to $1.4 million for the second quarter of 2011 from $4.8 million in the second quarter of 2010. Production taxes also decreased by $4.4 million to $2.1 million for the first six months of 2011 from $6.5 million in the first six months of 2010. Our Haynesville and Bossier shale wells, which comprise a larger percentage of our production, qualify for exemption from certain production taxes. The exempt wells together with the lower natural gas prices for the six months ended June 30, 2011 account for the decrease.
     Gathering and transportation costs for the second quarter of 2011 increased $2.9 million to $6.6 million as compared to $3.7 million in the second quarter of 2010. Gathering and transportation costs for the first six months of 2011 increased $4.0 million to $12.2 million as compared to $8.2 million in the first six months of 2010. The increases mainly reflect the transportation costs relating to increased production from our Haynesville and Bossier shale wells.
     Our lease operating expenses decreased by $1.6 million to $12.4 million for the second quarter of 2011 as compared to $14.0 million for the second quarter of 2010. As a result of the growth in our production and the lower lease operating expenses, our lease operating expense per Mcfe produced decreased by 28% to $0.51 per Mcfe for the three months ended June 30, 2011 as compared to $0.71 per Mcfe for the three months ended June 30, 2010. Our lease operating expenses for the first six months of 2011 of $24.0 million decreased from our lease operating expenses of $28.1 million for the first six months of 2010. Our lease operating expense per Mcfe produced has decreased by 25% to $0.54 per Mcfe for the six months ended June 30, 2011 as compared to $0.72 per Mcfe for the six months ended June 30, 2010. The decreases in lease operating expenses are primarily due to the sale of our higher operating cost properties in Mississippi in the fourth quarter of 2010.
     Exploration costs of $0.1 million and $9.6 million in the three months and six months ended June 30, 2011, respectively, primarily relate to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term. Exploration costs of $0.1 million and $1.3 million in the three months and six months ended June 30, 2010, respectively, primarily related to geological and geophysical costs incurred.
     Depreciation, depletion and amortization (“DD&A”) increased $17.3 million (30%) to $74.7 million in the second quarter of 2011 from $57.4 million in the second quarter of 2010. The increase was primarily the result of our higher production in 2011 and an increase in our DD&A rate. Our DD&A per equivalent Mcf produced increased $0.24 (8%) to $3.11 for the three months ended June 30, 2011 from $2.87 for the three months ended June 30, 2010. DD&A for the first six months of 2011 increased $18.2 million (16%) to $135.0 million from $116.8 million for the six months ended June 30, 2010. Our DD&A rate per Mcfe for the first six months of 2011 of $3.06 increased $0.06 (2%) from the DD&A rate of $3.00 for the first six months of 2010. The higher DD&A rates per Mcfe mainly reflect the costs incurred during 2011 to complete the wells that were drilled but not completed during 2010.

     General and administrative expense, which is reported net of overhead reimbursements, of $8.9 million for the second quarter of 2011 decreased from general and administrative expenses of $9.8 million for the second quarter of 2010. Included in general and administrative expense is stock-based compensation of $3.9 million and $4.3 million for the three months ended June 30, 2011 and 2010, respectively. For the first six months of 2011, general and administrative expense decreased to $17.3 million from the $19.6 million for the six months ended June 30, 2010. Included in general and administrative expense is stock-based compensation of $7.0 million and $8.5 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in stock-based compensation and general and administrative expenses in 2011 is primarily due to the benefit of forfeited stock awards related to the early retirement of one of our executive officers in the first quarter of 2011 as well as the lower cost in 2011 of our stock-based compensation.
     Interest expense increased $2.8 million to $10.4 million for the second quarter of 2011 from interest expense of $7.6 million in the second quarter of 2010. The increase was primarily related to the increase in debt outstanding during 2011 including the issuance of $300.0 million in senior notes in March 2011. We had average borrowings of $58.0 million outstanding under our bank credit facility during the second quarter of 2011 as compared to no borrowings outstanding during the second quarter of 2010. We capitalized interest of $3.5 million and $2.9 million on our unevaluated properties during the three months ended June 30, 2011 and 2010, respectively. Interest expense increased $5.3 million to $20.7 million for the first six months of 2011 from interest expense of $15.4 million in the first six months of 2010. We had $66.2 million in average borrowings outstanding under our bank credit facility during the first six months of 2011 as compared to no borrowings outstanding in the first six months of 2010. We capitalized interest of $6.6 million and $5.5 million on our unevaluated properties during the six months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011 includes $1.1 million for the early retirement of our 6⅞% senior notes which were due in March 2012.
     During the three months and six months ended June 30, 2011 we recognized gains of $8.5 million and $29.7 million, respectively, from sales of 2.1 million shares of common stock in Stone Energy Corporation held as marketable securities. During the three and six months ended June 30, 2010 we recognized a gain of $5.7 million from the sale of approximately 0.5 million shares of Stone Energy Corporation common stock.
     We had a $2.6 million provision for income taxes in the second quarter of 2011 as compared to a benefit for income taxes of $21,000 for the three months ended June 30, 2010. Income tax expense for the first six months of 2011 consisted of a provision of $3.2 million as compared to a provision for income taxes of $0.1 million for the six months ended June 30, 2010. Our effective tax rate for the first six months of 2011 was 33.4% as compared to our effective tax rate of 2.4% for the first six months of 2010. Income tax expense in 2011 increased from 2010 mainly due to our higher income in 2011.
     We reported net income of $3.9 million for the three months ended June 30, 2011 or $0.08 per diluted share, as compared to a net loss of $1.6 million, or $0.04 per diluted share, for the three months ended June 30, 2010. We reported net income of $6.4 million for the six months ended June 30, 2011 or $0.13 per diluted share as compared to net income of $5.7 million or $0.12 per share for the six months ended June 30, 2010. The increases in earnings are primarily due to our higher natural gas production combined with the gains we realized from sales of marketable securities in 2011.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the six months ended June 30, 2011, our primary sources of funds were net cash flow from operations of $117.9 million, $293.4 million of net proceeds from our senior notes offering, net borrowings of $50.0 million under our bank credit facility and proceeds from sales of marketable securities of $45.7 million. Our net cash flow from operating activities decreased $81.3 million (41%) in the first six months of 2011 to $117.9 million from $199.2 million for the six months ended June 30, 2010. The decrease in operating cash flow is primarily due to working capital changes between the periods including the receipt of an income tax refund of $48.8 million in 2010.

     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2011, we incurred capital expenditures of $349.2 million primarily for our development and exploration activities. We funded our 2011 capital program with cash flow provided by operating activities, proceeds from sales of marketable securities and borrowings, including the issuance of senior notes in March 2011. Other significant uses of funds in the first six months of 2011 include the repurchase of $172.0 million of senior notes due in 2012.
     The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Leasehold costs	$35,960	$62,350
Development drilling	244,141	154,664
Exploratory drilling	65,685	23,438
Other development	3,252	3,699

	349,038	244,151
Other	134	10,747

	$349,172	$254,898

     We expect to spend approximately $570.0 million for developmental and exploratory drilling during 2011 and an additional $40.0 million to acquire additional exploratory acreage. We expect to fund our development and exploration activities with operating cash flow, proceeds from asset sales including sales of our marketable securities and borrowings including the issuance of senior notes in March 2011.
     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2011, we have contracted for the services of drilling rigs through September 2012 at an aggregate cost of $34.6 million and minimum future commitments for well completion services of $6.0 million through June 30, 2012. In addition, we have maximum commitments of $41.2 million to transport natural gas through March 2020. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2016. We record a separate liability for the fair value of these asset retirement obligations which totaled $7.0 million as of June 30, 2011.
     We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2011, the borrowing base was $500.0 million, $405.0 million of which was available. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of June 30, 2011.

     On March 14, 2011, we issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. We also have $300.0 million of 8⅜% senior notes outstanding which are due on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. Our senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2011, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $41.6 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.3 million.
Interest Rates
     At June 30, 2011, we had total long-term debt of $691.6 million. Of this amount, $296.6 million bears interest at a fixed rate of 8⅝% with an effective interest rate of 8⅜% and $300.0 million bears interest at a fixed rate of 7 3/4%. We had $95.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2011, a 100 basis point change in interest rates would change our interest expense for the six months ended June 30, 2011 by approximately $0.5 million.

ITEM 4: CONTROLS AND PROCEDURES
     As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Fifth Amendment dated June 15, 2011 to the Lease Agreement dated May 6, 2004 between the Company and Stonebriar I Office Partners, LTD.

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources, Inc. Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

**	Submitted electronically herewith.
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

COMSTOCK RESOURCES, INC.
Date: August 5, 2011	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)