Form 10-Q
period 2011-09-30
COMSTOCK RESOURCES INC
filed 2011-11-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2011
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
Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.50, as of November 4, 2011 was 47,645,226.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended September 30, 2011
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2011 and December 31, 2010	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2011 and 2010	5
Consolidated Statement of Stockholders’ Equity and Comprehensive Loss - Nine Months ended September 30, 2011	6
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2011 and 2010	7
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	22

PART II. Other Information

Item 6. Exhibits	23
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands)
ASSETS

Cash and Cash Equivalents	$4,544	$1,732
Accounts Receivable:
Oil and gas sales	40,705	28,705
Joint interest operations	8,940	15,982
Marketable Securities	31,707	84,637
Other Current Assets	3,832	4,675

Total current assets	89,728	135,731
Property and Equipment:
Unevaluated oil and gas properties	199,541	225,884
Oil and gas properties, successful efforts method	3,087,473	2,574,717
Other	18,037	18,156
Accumulated depreciation, depletion and amortization	(1,214,497)	(1,002,509)

Net property and equipment	2,090,554	1,816,248
Other Assets	15,863	12,235

	$2,196,145	$1,964,214

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$110,829	$123,275
Deferred Income Taxes Payable	1,164	10,339
Accrued Expenses	41,359	21,450

Total current liabilities	153,352	155,064
Long-term Debt	746,774	513,372
Deferred Income Taxes Payable	223,237	217,993
Reserve for Future Abandonment Costs	7,196	6,674
Other Non-Current Liabilities	2,453	2,580

Total liabilities	1,133,012	895,683
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.50 par, 75,000,000 shares authorized, 47,645,226 and 47,706,101 shares outstanding at September 30, 2011 and December 31, 2010, respectively	23,823	23,853
Additional paid-in capital	464,875	454,499
Retained earnings	565,511	557,849
Accumulated other comprehensive income	8,924	32,330

Total stockholders’ equity	1,063,133	1,068,531

	$2,196,145	$1,964,214

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$119,422	$79,720	$319,911	$276,491

Operating expenses:
Production taxes	141	3,062	2,230	9,543
Gathering and transportation	8,101	4,101	20,340	12,308
Lease operating	12,527	13,002	36,512	41,150
Exploration	447	1,238	10,066	2,506
Depreciation, depletion and amortization	77,518	46,796	212,532	163,603
Impairment of oil and gas properties	—	26	—	213
(Gain) loss on sale of assets	(26)	—	57	797
General and administrative, net	8,628	9,400	25,973	28,965

Total operating expenses	107,336	77,625	307,710	259,085

Operating income	12,086	2,095	12,201	17,406
Other income (expenses):
Interest and other income	187	105	580	408
Interest expense	(9,988)	(7,108)	(30,682)	(22,551)
Gain on sale of marketable securities	2,484	—	32,213	5,692

Total other income (expenses)	(7,317)	(7,003)	2,111	(16,451)

Income (loss) before income taxes	4,769	(4,908)	14,312	955
Benefit from (provision for) income taxes	(3,460)	208	(6,650)	68

Net income (loss)	$1,309	$(4,700)	$7,662	$1,023

Net income (loss) per share:
Basic	$0.03	$(0.10)	$0.16	$0.02

Diluted	$0.03	$(0.10)	$0.16	$0.02

Weighted average shares outstanding:
Basic	46,011	45,623	45,992	45,537

Diluted	46,011	45,623	45,992	45,589

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Nine Months Ended September 30, 2011
(Unaudited)

					Accumulated
	Common	Common	Additional		Other
	Stock	Stock-	Paid-in	Retained	Comprehensive
	(Shares)	Par Value	Capital	Earnings	Income	Total
	(In thousands)
Balance at January 1, 2011	47,706	$23,853	$454,499	$557,849	$32,330	$1,068,531
Stock-based compensation	(61)	(30)	10,988	—	—	10,958
Excess income taxes from stock-based compensation	—	—	(612)	—	—	(612)
Net income	—	—	—	7,662	—	7,662
Net change in unrealized gains and losses on marketable securities, net of income taxes	—	—	—	—	(23,406)	(23,406)

Total comprehensive loss						(15,744)

Balance at September 30, 2011	47,645	$23,823	$464,875	$565,511	$8,924	$1,063,133

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$7,662	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(32,156)	(4,895)
Deferred income taxes	6,593	131
Dry hole costs and leasehold impairments	9,819	—
Impairment of oil and gas properties	—	213
Depreciation, depletion and amortization	212,532	163,603
Debt issuance cost and discount amortization	3,351	1,834
Stock-based compensation	10,958	12,930
Excess income taxes from stock-based compensation	612	(1,503)
Decrease (increase) in accounts receivable	(4,958)	8,096
Decrease in other current assets	2,275	49,428
Increase in accounts payable and accrued expenses	861	18,376

Net cash provided by operating activities	217,549	249,236

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(489,625)	(406,778)
Proceeds from asset sales	49,077	11,624

Net cash used for investing activities	(440,548)	(395,154)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings	520,000	60,000
Principal payments on debt	(287,000)	(3,000)
Debt issuance costs	(6,577)	—
Proceeds from issuance of common stock	—	1,293
Excess income taxes from stock-based compensation	(612)	1,503

Net cash provided by financing activities	225,811	59,796

Net increase (decrease) in cash and cash equivalents	2,812	(86,122)
Cash and cash equivalents, beginning of period	1,732	90,472

Cash and cash equivalents, end of period	$4,544	$4,350

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —
   Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2011 and the related results of operations for the three months and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010.
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
     The results of operations for the three months and nine months ended September 30, 2011 are not necessarily an indication of the results expected for the full year.
     These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.
   Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
   Marketable Securities
     As of September 30, 2011 the Company held 1,956,000 shares of Stone Energy Corporation common stock which were reflected in the consolidated balance sheets as marketable securities. As of September 30, 2011, the cost basis of the marketable securities was $18.0 million and the estimated fair value was $31.7 million, after recognizing an unrealized gain after income taxes of $8.9 million. The Company does not exert influence over the operating and financial policies of Stone Energy Corporation, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During the three months and nine months ended September 30, 2011 the Company sold 100,000 and 1,841,000 shares, respectively, of Stone Energy Corporation for $3.4 million and $49.1 million, respectively. Comstock realized a gain before income taxes on these sales of $2.5 million

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
and $32.2 million for the three months and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2010, the Company sold 520,000 shares of Stone Energy Corporation for $10.5 million and realized gains before income taxes of $5.7 million on these sales.
   Property and Equipment
     The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. An impairment charge of $9.8 million related to certain leases that were expected to expire prior to the Company conducting drilling operations was recognized in exploration expense in the nine months ended September 30, 2011.
     The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized impairment charges related to its oil and gas properties of $0.2 million during the nine months ended September 30, 2010. There were no impairment charges related to oil and gas properties recognized during the three months and nine months ended September 30, 2011.
   Reserve for Future Abandonment Costs
     Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)
Beginning future abandonment costs	$6,674	$6,561
Accretion expense	282	290
New wells placed on production and changes in estimates	289	190
Liabilities settled	(49)	(66)

Future abandonment costs — end of period	$7,196	$6,975

   Revenue Recognition and Gas Balancing
     Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2011 or December 31, 2010.
   Derivative Financial Instruments
     The Company did not have any derivative financial instruments outstanding during the three months and nine months ended September 30, 2011 or September 30, 2010.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
   Stock-Based Compensation
     Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2011 and 2010, the Company recognized $3.9 million and $4.4 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock or stock options to its employees and directors. During the nine months ended September 30, 2011 and 2010, the Company recognized $11.0 million and $12.9 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock or stock options.
     As of September 30, 2011, Comstock had 1,634,450 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $35.18 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $23.9 million as of September 30, 2011 is expected to be recognized over a period of 2.2 years. During the nine months ended September 30, 2011 the Company awarded a total of 26,000 shares of restricted stock to its independent directors which will vest three years from the date of the grant. The grant date fair value was $26.52 per share for the 2011 awards.
     As of September 30, 2011, Comstock had outstanding options to purchase 203,150 shares of common stock at a weighted average exercise price of $36.64 per share. All of the stock options were exercisable and there were no unrecognized costs related to the options as of September 30, 2011. The Company received $1.3 million in cash proceeds from the exercise of stock options during the nine months ended September 30, 2010. No stock options were exercised during the nine months ended September 30, 2011.
   Income Taxes
     The following is an analysis of consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Current provision (benefit)	$(512)	$(382)	$57	$(199)
Deferred provision	3,972	174	6,593	131

Provision for (benefit from) income taxes	$3,460	$(208)	$6,650	$(68)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	41.9%	(26.6%)	12.6%	(11.9%)
State income taxes, net of federal benefit	(6.7%)	(3.1%)	(2.1%)	9.0%
Net operating loss carryback adjustments	—%	—%	—%	(38.7%)
Other	2.4%	(1.0%)	1.0%	(0.5%)

Effective tax rate	72.6%	4.3%	46.5%	(7.1%)

     The Company’s non-deductible stock-based compensation has the effect of increasing the Company’s annualized effective tax rate in the case of an income tax provision or decreasing the effective tax rate in the case of an income tax benefit. The effective tax rate for the nine months ended September 30, 2011 reflects the benefit from a decrease in non-deductible compensation which resulted from the early retirement of one of the Company’s executives. The 2010 effective tax rate was based on an expected income tax benefit for the full year and reflects a benefit from adjustments related to refund claims resulting from net operating loss carrybacks.
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
   Fair Value Measurements
     As of September 30, 2011, the Company held certain items that are required to be measured at fair value. These included cash held in bank accounts and marketable securities comprised of shares of Stone Energy Corporation common stock. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The estimated fair value for the items in the Company’s financial statement were based on Level 1 inputs where the inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table summarizes financial assets and liabilities accounted for at fair value, as determined using Level 1 inputs, as of September 30, 2011:

Carrying Value
Measured at
Fair Value
(In thousands)
Items measured at fair value on a recurring basis:
Cash held in bank accounts	$4,544
Marketable securities	31,707

Total assets	$36,251

     The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011		As of December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(In thousands)
Long-term debt, including current portion	$746,774	$724,500	$513,372	$518,930
The fair market value of the Company’s fixed rate debt was based on their market prices as of September 30, 2011 and December 31, 2010. The fair value of the floating rate debt outstanding at September 30, 2011 and December 31, 2010 approximated its carrying value.
   Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010, respectively, were determined as follows:

	Three Months Ended September 30,
	2011			2010
			Per	Income		Per
	Income	Shares	Share	(Loss)	Shares	Share
		(In thousands, except per share amounts)
Net Income (Loss)	$1,309			$(4,700)
Income Allocable to Unvested Stock Grants	(45)			—

Basic Net Income (Loss) Attributable to Common Stock	$1,264	46,011	$0.03	$(4,700)	45,623	$(0.10)

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$1,264	46,011	$0.03	$(4,700)	45,623	$(0.10)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Nine Months Ended September 30,
	2011			2010
			Per			Per
	Income	Shares	Share	Income	Shares	Share
		(In thousands, except per share amounts)
Net Income	$7,662			$1,023
Income Allocable to Unvested Stock Grants	(268)			—

Basic Net Income Attributable to Common Stock	$7,394	45,992	$0.16	$1,023	45,537	$0.02

Effect of Dilutive Securities:
Stock Options	—	—		—	52

Diluted Net Income Attributable to Common Stock	$7,394	45,992	$0.16	$1,023	45,589	$0.02

     At September 30, 2011 and December 31, 2010, 1,634,450 and 2,069,275 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands)
Unvested restricted stock	1,635	1,695	1,665	1,697
     The shares of unvested stock were excluded from the computation of earnings per share as anti-dilutive to earnings for the three month period ended September 30, 2010 due to the net loss in that period.
     Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands except per share amounts)
Weighted average anti-dilutive stock options	203	240	218	210
Weighted average exercise price	$36.64	$36.01	$36.35	$36.94
     The excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented. All stock options were excluded as anti-dilutive for the three months ended September 30, 2010 due to the net loss in that period.
   Supplementary Information With Respect to the Consolidated Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash Payments:
Interest payments	$21,733	$26,940
Income tax payments (refunds)	$(30)	$(48,844)
     The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months and nine months ended September 30, 2011, the Company capitalized interest of $3.4 million and $10.0 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties. The Company capitalized interest of $3.5 million and $9.0 million during the three months and nine months ended September 30, 2010, respectively.
   Comprehensive Income (Loss)
     Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)
Net income (loss)	$1,309	$(4,700)	$7,662	$1,023
Other comprehensive income (loss):
Realized gain on marketable securities reclassified to earnings, net of income tax expense of $869, $—, $11,274 and $1,992	(1,614)	—	(20,938)	(3,700)
Unrealized gain (loss) on marketable securities, net of income tax expense (benefit) of ($9,580), $5,994, ($1,329), and ($5,195)	(17,793)	11,132	(2,468)	(9,646)

Total comprehensive income (loss)	$(18,098)	$6,432	$(15,744)	$(12,323)

     Accumulated other comprehensive income for the three months and nine months ended September 30, 2011, which is related solely to changes in the fair value of our marketable securities, is comprised of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011
	(In thousands)

Balance as of beginning of the period	$28,331	$32,330
Realized gain on sale of marketable securities, net of income taxes, reclassified to earnings	(1,614)	(20,938)
Changes in the value of marketable securities, net of income taxes	(17,793)	(2,468)

Balance as of September 30, 2011	$8,924	$8,924

   Subsequent Events
     Subsequent events were evaluated through the issuance date of these consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
(2) LONG-TERM DEBT —
     At September 30, 2011, long-term debt was comprised of:

(In thousands)
Bank credit facility	$150,000
8⅜% Senior Notes due 2017	296,774
7¾% Senior Notes due 2019	300,000

$746,774

     The Company has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2011, the borrowing base was $500.0 million, $350.0 million of which was available. Effective October 31, 2011 the borrowing base was increased to $550.0 million. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. The Company was in compliance with these covenants as of September 30, 2011.
     On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7¾%, which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations of Comstock and are guaranteed by all of the Company’s material subsidiaries. Comstock also has $300.0 million of 8⅜% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. The subsidiary guarantors are 100% owned and all of the guarantees are full and conditional and joint and several. As of September 30, 2011, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.
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
     In connection with its exploration and development activities, the Company holds contracts for drilling rigs that will expire at various dates through June 2015. As of September 30, 2011, the Company had commitments for contracted drilling services of $56.1 million. The Company has also entered into agreements for well completion services through June 30, 2012 which require minimum future payments totaling $4.5 million.
     The Company has entered into natural gas transportation agreements to support its production operations in North Louisiana through July 2019. Maximum commitments under these transportation agreements as of September 30, 2011 totaled $37.5 million.

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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	25,057	16,154	67,162	52,657
Oil (Mbbls)	195	171	492	557
Natural gas equivalent (Mmcfe)	26,224	17,185	70,113	56,002

Revenues:
Natural gas sales	$102,396	$68,557	$274,372	$239,399
Oil sales	17,026	11,163	45,539	37,092

Total oil and gas sales	$119,422	$79,720	$319,911	$276,491

Expenses:
Production taxes	$141	$3,062	$2,230	$9,543
Gathering and transportation	8,101	4,101	20,340	12,308
Lease operating(1)	12,527	13,002	36,512	41,150
Exploration expense	447	1,238	10,066	2,506
Depreciation, depletion and amortization	77,518	46,796	212,532	163,603

Average Sales Price:
Natural gas (per Mcf)	$4.09	$4.24	$4.09	$4.55
Oil (per Bbl)	$87.55	$64.97	$92.59	$66.54
Average equivalent (Mcfe)	$4.55	$4.64	$4.56	$4.94

Expenses ($ per Mcfe):
Production taxes	$0.01	$0.18	$0.03	$0.17
Gathering and transportation	$0.31	$0.24	$0.29	$0.22
Lease operating(1)	$0.47	$0.75	$0.52	$0.73
Depreciation, depletion and amortization(2)	$2.95	$2.71	$3.02	$2.91

(1)	Includes ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues —
     In the third quarter of 2011, our oil and natural gas sales increased $39.7 million (50%) to $119.4 million from $79.7 million for the third quarter of 2010. The increase was related to higher production in the quarter offset in part by lower natural gas prices. Our production of 26.2 Bcfe in the third quarter of 2011 was 53% greater than the 17.2 Bcfe that we produced in the third quarter of 2010. Production in the third quarter of 2011, which averaged 285 MMcfe per day, was 8% higher than our average daily production in the second quarter of 2011 of 263 MMcfe per day. Our average realized natural gas price decreased by 4% and our average realized oil price increased by 35% in the third quarter of 2011 as compared to the third quarter of 2010.
     Our oil and natural gas sales increased $43.4 million (16%) to $319.9 million for the nine months ended September 30, 2011 from $276.5 million for the nine months ended September 30, 2010. This increase was also the result of an increase in natural gas production offset in part by weaker natural gas prices. Our production in the first nine months of 2011 of 70.1 Bcfe increased 25% as compared to the 56.0 Bcfe that we produced in the first nine months of 2010. Our average realized natural gas price decreased by 10% while our average realized oil price increased by 39% in the first nine months of 2011 as compared to the first nine months of 2010.

     The higher production level in 2011 is mainly attributable to our drilling activity in the Haynesville and Bossier shale program and the resumption of completion activities which were limited during 2010 due to shortages in third party completion services available to us. Production from our Haynesville and Bossier shale properties in East Texas and North Louisiana averaged 200 MMcf per day in the third quarter of 2011, 136% higher than production of 85 MMcf per day in the third quarter of 2010. Production from our Haynesville and Bossier shale properties of 170 MMcf per day for the first nine months of 2011 was 82% higher than production of 93 MMcf per day in the first nine months of 2010. Our Haynesville and Bossier shale wells that were drilled and waiting on completion decreased from 35 (23.4 net to us) at December 31, 2010 to 21 (8.9 net to us) at September 30, 2011.
Costs and Expenses —
     Production taxes decreased $3.0 million to $0.1 million for the third quarter of 2011 from $3.1 million in the third quarter of 2010. Production taxes also decreased by $7.3 million to $2.2 million for the first nine months of 2011 from $9.5 million in the first nine months of 2010. Our Haynesville and Bossier shale wells, which comprise a larger percentage of our production, qualify for exemption from certain production taxes. The exempt wells together with the lower natural gas prices for the nine months ended September 30, 2011 account for the decrease.
     Gathering and transportation costs for the third quarter of 2011 increased $4.0 million to $8.1 million as compared to $4.1 million in the third quarter of 2010. Gathering and transportation costs for the first nine months of 2011 increased $8.0 million to $20.3 million as compared to $12.3 million in the first nine months of 2010. The increases mainly reflect the transportation costs relating to increased production from our Haynesville and Bossier shale wells.
     Our lease operating expenses decreased by $0.5 million to $12.5 million for the third quarter of 2011 as compared to $13.0 million for the third quarter of 2010. As a result of the growth in our production and the lower lease operating expenses, our lease operating expense per Mcfe produced decreased by 37% to $0.47 per Mcfe for the three months ended September 30, 2011 as compared to $0.75 per Mcfe for the three months ended September 30, 2010. Our lease operating expenses for the first nine months of 2011 of $36.5 million decreased from our lease operating expenses of $41.2 million for the first nine months of 2010. Our lease operating expense per Mcfe produced has decreased by 29% to $0.52 per Mcfe for the nine months ended September 30, 2011 as compared to $0.73 per Mcfe for the nine months ended September 30, 2010. The decreases in lease operating expenses are primarily due to the sale of our higher operating cost properties in Mississippi in the fourth quarter of 2010.
     Exploration costs of $0.4 million and $10.1 million in the three months and nine months ended September 30, 2011, respectively, primarily relate to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term. Exploration costs of $1.2 million and $2.5 million in the three months and nine months ended September 30, 2010, respectively, primarily related to geological and geophysical costs incurred.
     Depreciation, depletion and amortization (“DD&A”) increased $30.7 million (66%) to $77.5 million in the third quarter of 2011 from $46.8 million in the third quarter of 2010. The increase was primarily the result of our higher production in 2011 and an increase in our DD&A rate. Our DD&A per equivalent Mcf produced increased $0.24 (9%) to $2.95 for the three months ended September 30, 2011 from $2.71 for the three months ended September 30, 2010. DD&A for the first nine months of 2011 increased $48.9 million (30%) to $212.5 million from $163.6 million for the nine months ended September 30, 2010. Our DD&A rate per Mcfe for the first nine months of 2011 of $3.02 increased $0.11 (4%) from the DD&A rate of $2.91 for the first nine months of 2010. The higher DD&A rates per Mcfe mainly reflect the costs incurred during 2011 to complete the wells that were drilled but not completed during 2010.
     General and administrative expense, which is reported net of overhead reimbursements, of $8.6 million for the third quarter of 2011 decreased from general and administrative expenses of $9.4 million for the third quarter of 2010. Included in general and administrative expense is stock-based compensation of $3.9 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively. For the first nine months of 2011, general and administrative expense decreased to $26.0 million from the $29.0 million for the nine months ended September 30, 2010. Included in general and administrative expense is stock-based compensation of $11.0 million and $12.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in stock-based compensation and general and administrative expenses in 2011 is primarily due to the benefit of forfeited stock awards related to the early retirement of one of our executive officers in the first quarter of 2011 as well as the lower cost of our stock-based compensation in 2011.
     Interest expense increased $2.9 million to $10.0 million for the third quarter of 2011 from interest expense of $7.1 million in the third quarter of 2010. The increase was primarily related to the increase in debt outstanding during 2011 including the issuance of $300.0 million in senior notes in March 2011. We had average borrowings of $129.4 million outstanding under our bank credit facility during the third quarter of 2011 as compared to $54.9 million of average borrowings outstanding during the third quarter of 2010. We capitalized interest of $3.4 million and $3.5 million on our unevaluated properties during the three months ended September 30, 2011 and 2010, respectively. Interest expense increased $8.1 million to $30.7 million for the first nine months of 2011 from interest expense of $22.6 million in the first nine months of 2010. We had $87.5 million in average borrowings outstanding under our bank credit facility during the first nine months of 2011 as compared to $8.6 million of average borrowings outstanding in the first nine months of 2010. We capitalized interest of $10.0 million and $9.0 million on our unevaluated properties during the nine months ended September 30, 2011 and 2010, respectively. Interest expense for the nine months ended September 30, 2011 includes $1.1 million for the early retirement of our 6⅞% senior notes which were due in March 2012.
     During the three months and nine months ended September 30, 2011 we recognized gains of $2.5 million and $32.2 million, respectively, from sales of 100,000 and 1.8 million shares of common stock in Stone Energy Corporation held as marketable securities. During the nine months ended September 30, 2010 we recognized a gain of $5.7 million from the sale of approximately 0.5 million shares of Stone Energy Corporation common stock.
     We had a $3.5 million provision for income taxes in the third quarter of 2011 as compared to a benefit for income taxes of $0.2 million for the three months ended September 30, 2010. Income tax expense for the first nine months of 2011 consisted of a provision of $6.7 million as compared to a benefit for income taxes of $0.1 million for the nine months ended September 30, 2010. Our effective tax rate for the first nine months of 2011 was a provision of 46.5% as compared to our effective tax rate of a benefit of 7.1% for the first nine months of 2010. Income tax expense in 2011 increased from 2010 mainly due to our higher income in 2011.
     We reported net income of $1.3 million for the three months ended September 30, 2011 or 3¢ per diluted share, as compared to a net loss of $4.7 million, or 10¢ per share, for the three months ended September 30, 2010. We reported net income of $7.7 million for the nine months ended September 30, 2011 or 16¢ per diluted share as compared to net income of $1.0 million or 2¢ per diluted share for the nine months ended September 30, 2010. The increases in earnings are primarily due to our higher natural gas production combined with the gains we realized from sales of marketable securities in 2011.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2011, our primary sources of funds were net cash flow from operations of $217.5 million, $293.4 million of net proceeds from our senior notes offering, net borrowings of $105.0 million under our bank credit facility and proceeds from sales of marketable securities of $49.1 million. Our net cash flow from operating activities decreased $31.7 million (13%) in the first nine months of 2011 to $217.5 million from $249.2 million for the nine months ended September 30, 2010. The decrease in operating cash flow is primarily due to working capital changes between the periods including the receipt of an income tax refund of $48.8 million in 2010.
     Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2011, we incurred capital expenditures of $496.1 million primarily for our development and exploration activities. We also spent $172.4 million in 2011 to retire $172.0 million in senior notes. We funded our 2011 capital program with cash flow provided by operating activities, proceeds from sales of marketable securities and borrowings, including the issuance of senior notes in March 2011.
     The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Leasehold costs	$52,621	$130,434
Development drilling	360,217	200,955
Exploratory drilling	77,607	56,237
Other development	5,547	5,326

	495,992	392,952
Other	143	11,475

	$496,135	$404,427

     We expect to spend approximately $575.0 million for developmental and exploratory drilling during 2011 and an additional $125.0 million to acquire additional acreage. We expect to fund our development and exploration activities with operating cash flow, proceeds from asset sales including sales of our marketable securities and borrowings including the issuance of senior notes in March 2011.
     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2011, we have contracted for the services of drilling rigs through June 2015 at an aggregate cost of $56.1 million and minimum future commitments for well completion services of $4.5 million through June 30, 2012. In addition, we have maximum commitments of $37.5 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2016. We record a separate liability for the fair value of these asset retirement obligations which totaled $7.2 million as of September 30, 2011.
     We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the bank credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2011, the borrowing base was $500.0 million, $350.0 million of which was available. Effective October 31, 2011 the borrowing base was increased to $550.0 million. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and maintenance of a minimum tangible net worth. We were in compliance with these covenants as of September 30, 2011.

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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
     Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2011, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $66.7 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million.
Interest Rates
     At September 30, 2011, we had total long-term debt of $746.8 million. Of this amount, $296.8 million bears interest at a fixed rate of 8⅜% with an effective interest rate of 8⅝% and $300.0 million bears interest at a fixed rate of 7 3/4%. We had $150.0 million outstanding under our bank credit facility, which bears interest at a fluctuating rate that is linked to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2011, a 100 basis point change in interest rates would change our interest expense for the nine months ended September 30, 2011 by approximately $1.1 million.

ITEM 4: CONTROLS AND PROCEDURES
     As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Assignment and First Amendment to Third Amended and Restated Credit Agreement, dated October 31, 2011, among Comstock Resources, Inc., as the borrower, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources, Inc. Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

**	Submitted electronically herewith.
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

COMSTOCK RESOURCES, INC.
Date: November 4, 2011	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)