Form 10-K
period 2011-12-31
COMSTOCK RESOURCES INC
filed 2012-02-27
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011 OR

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes  ☐     No  ☑

As of February 27, 2012, there were 48,121,346 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

“Tcfe” means one trillion cubic feet of natural gas equivalent.

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

Our oil and gas operations are concentrated in East Texas/North Louisiana, South Texas and West Texas. Our oil and natural gas properties are estimated to have proved reserves of 1.3 Tcfe with an estimated PV 10 Value of $1.5 billion as of December 31, 2011 and a standardized measure of discounted future net cash flows of $1.1 billion. Our consolidated proved oil and natural gas reserve base is 85% natural gas and 15% crude oil. Our proved reserves are 46% developed on a Bcfe basis as of December 31, 2011.

Our proved reserves at December 31, 2011 and our 2011 average daily production are summarized below:

	Reserves at December 31, 2011				2011 Average Daily Production
	Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	% of Total	Oil (MBbls/d)	Natural Gas (MMcf/d)	Total (MMcfe/d)	% of Total
East Texas / North Louisiana	1.0	911.8	917.9	70.0%	0.3	210.7	212.6	81.2%
South Texas	12.1	148.8	221.4	16.9%	1.9	30.6	42.0	16.0%
West Texas(1)	18.9	38.0	151.2	11.5%
Other Regions	0.1	20.0	20.7	1.6%	0.1	7.0	7.4	2.8%

Total	32.1	1,118.6	1,311.2	100%	2.3	248.3	262.0	100%

(1)	Acquired on December 29, 2011.

Strengths

High Quality Properties.    Our operations are focused in three primary operating areas, the East Texas/North Louisiana, South Texas and West Texas regions. Our properties have an average reserve life of approximately 13.7 years and have extensive development and exploration potential. We have a substantial acreage position in our East Texas/North Louisiana region in the Haynesville or Bossier shale resource play where we have identified 96,090 acres (81,824 net to us) prospective for Haynesville or Bossier shale development. We also have 35,335 acres (27,856 net to us) in South Texas which are prospective for development of the Eagle Ford shale. In 2011 we acquired 89,883 acres (55,466 net to us) in West Texas which are prospective for development of the Wolfcamp shale.

Successful Exploration and Development Program.    In 2011 we spent $829.1 million on exploration and development activities. We drilled 87 wells (47.7 net to us) in 2011 at a cost of $436.3 million and we spent $129.5 million to complete 34 wells that were drilled in 2010. We spent $255.7 million to acquire additional exploratory leases and $0.3 million to acquire seismic data. We also spent $7.3 million for recompletions, workovers, abandonment, production facilities and developmental leasehold. Our drilling activities in 2011 added 228.3 Bcfe to our proved reserves and increased our production by 31% in 2011.

Efficient Operator.    We operate 88% of our proved oil and natural gas reserve base as of December 31, 2011. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Successful Acquisitions.    We have had significant growth over the years as a result of our acquisition activity. In 2011, we acquired 164 Bcfe of proved oil and natural gas reserves for $218.7 million. We apply strict economic and reserve risk criteria in evaluating acquisitions. Over the last twenty years, we have added 1.1 Tcfe of proved oil and natural gas reserves from 38 acquisitions at an average cost of $1.17 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Business Strategy

Pursue Exploration Opportunities.    We conduct exploration activities to grow our reserve base and to replace our production each year. In late 2007 we identified the potential in our largest operating region, East Texas/North Louisiana, to explore for natural gas in the Haynesville shale, which was below the Cotton Valley, Hosston and Travis Peak sand formations that we have been developing. We drilled eight pilot wells in 2007 and 2008 to evaluate the prospectivity of the Haynesville shale. We undertook an active leasing program to acquire additional acreage in areas we believed would be prospective in the Haynesville shale and spent $238.0 million from 2007 through 2011 to increase our acreage position to 96,090 acres (81,824 net to us) with Haynesville or Bossier shale potential. We started the commercial development of the Haynesville shale in late 2008 and have drilled 180 successful horizontal wells (105.6 net to us) through 2011. In 2011, we drilled 62 Haynesville and Bossier shale horizontal wells (28.0 net to us) which added 139.9 Bcfe to our proved reserves in 2011. With the low natural gas price outlook in 2012, we plan to reduce our natural gas focused drilling. We have budgeted to spend $106.8 million in 2012 to complete 14 Haynesville and Bossier shale horizontal wells (9.8 net to us) that were drilled in 2011 and to drill 17 wells (5.1 net to us).

From 2010 through 2011 we spent approximately $147.7 million to acquire 35,335 acres (27,856 net to us) in South Texas which we believe to be prospective for oil in the Eagle Ford shale formation. We spent approximately $200.7 million to drill 20 wells (19.2 net to us) in 2011 on our Eagle Ford shale properties. Our Eagle Ford shale drilling program added 10.6 million barrels of oil equivalent to our proved reserves in 2011. We plan to continue to develop our Eagle Ford shale properties in 2012 and have budgeted $192.9 million to drill 24 wells (21.7 net to us) during 2012 and to complete four wells that were drilled in 2011.

During 2011 we spent approximately $345.5 million to acquire 70,036 acres (43,591 net to us) in Reeves County in West Texas which we believe to be prospective for oil in the Bone Spring and Wolfcamp shale in the Delaware Basin. This acquisition included 35 producing wells and four wells that were waiting to be completed. The proved reserves acquired with the acquisition were estimated at 25.2 million barrels of oil equivalent. We also spent $8.0 million to acquire 19,847 acres (11,875 net to us) in Gaines County that is prospective for the Wolfcamp shale. We plan to develop these properties during 2012 and have budgeted $158.3 million to drill 43 wells (33.8 net to us) during 2012.

Exploit Existing Reserves.    We seek to maximize the value of our oil and gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques. During 2011, outside of our Haynesville shale and Eagle Ford shale drilling programs, we spent $2.8 million to drill five wells

(0.5 net to us). We also spent $7.3 million for development leasehold, recompletions and workover activity in 2011.

Maintain Flexible Capital Expenditure Budget.    The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling and completion services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We have budgeted to spend approximately $458.0 million on our development and exploration projects in 2012. We intend to primarily use operating cash flow, proceeds from the sale of non-core assets and borrowings under our bank credit facility to fund our development and exploration expenditures in 2012. We may also make additional property acquisitions in 2012 that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or sales of our equity or debt securities.

Acquire High Quality Properties at Attractive Costs.    Historically, we have had a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Over the last twenty years, we have added 1.1 Tcfe of proved oil and natural gas reserves from 38 acquisitions at a total cost of $1.3 billion, or $1.17 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. During 2011 we completed two acquisitions of producing oil and gas properties. We acquired 25.2 million barrels of oil equivalent in the Delaware Basin in West Texas for $201.8 million on December 29, 2011. We also acquired 13 Bcfe of proved reserves in North Louisiana for $16.9 million on December 30, 2011. In evaluating acquisitions, we apply strict economic and reserve risk criteria. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities. We also evaluate our existing properties and consider divesting of non-strategic assets when market conditions are favorable.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our twenty largest field areas as of December 31, 2011:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)(1)%		PV 10 Value(2) (000’s)%
East Texas / North Louisiana
Logansport	44	552,189	552,452	42.1%	$282,184	19.0%
Toledo Bend	—	158,821	158,821	12.1%	81,083	5.5%
Beckville	144	49,879	50,743	3.9%	60,777	4.1%
Waskom	133	43,964	44,764	3.4%	24,556	1.7%
Blocker	116	27,109	27,805	2.1%	28,989	1.9%
Mansfield	—	25,065	25,065	1.9%	7,914	0.5%
Hico-Knowles	355	16,414	18,544	1.4%	45,689	3.1%
Darco	29	7,726	7,902	0.6%	6,410	0.4%
Douglass	7	7,440	7,480	0.6%	4,108	0.3%
Longwood	43	6,471	6,729	0.5%	5,064	0.3%
Drew	31	3,306	3,491	0.3%	4,821	0.3%
Other	113	13,385	14,061	1.1%	17,804	1.2%

	1,015	911,769	917,857	70.0%	569,399	38.3%

South Texas
Eagle Ford	10,581	8,871	72,357	5.5%	317,933	21.4%
Fandango	—	49,950	49,950	3.8%	48,935	3.3%
Double A Wells	1,122	33,270	40,003	3.1%	123,739	8.3%
Rosita	1	25,302	25,311	1.9%	21,891	1.5%
Javelina	72	11,830	12,261	0.9%	21,315	1.4%
Las Hermanitas	2	8,495	8,509	0.6%	7,817	0.5%
Segno	244	1,761	3,225	0.2%	17,069	1.1%
Other	83	9,309	9,804	0.9%	14,254	1.0%

	12,105	148,788	221,420	16.9%	572,953	38.5%

West Texas
Wolfbone	18,865	37,988	151,181	11.5%	313,159	21.1%

	18,865	37,988	151,181	11.5%	313,159	21.1%

Other
San Juan Basin	13	4,130	4,207	0.3%	6,866	0.5%
Other	101	15,957	16,564	1.3%	24,596	1.6%

	114	20,087	20,771	1.6%	31,462	2.1%

Total	32,099	1,118,632	1,311,229	100.0%	1,486,973	100.0%

Discounted Future Income Taxes					(373,478)

Standardized Measure of Discounted Future Cash Flows					$1,113,495

(1)	Crude oil is converted to natural gas equivalents by using a conversion factor of one barrel of oil for six Mcf of natural gas.

(2)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

East Texas/North Louisiana Region

Approximately 70% or 917.9 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 1,010 producing wells (602.9 net to us) in 29 field areas. We operate 679 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Beckville, Waskom, Blocker, Mansfield, Hico-Knowles, Darco, Douglass, Longwood and Drew fields. Production from this region averaged 211 MMcf of natural gas per day and 320 barrels of oil per day during 2011 or 212.6 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville or Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2011, we spent $242.3 million drilling 64 wells (28.3 net to us) and $121.2 million completing wells that were drilled in 2010. We also spent $38.4 million on leasehold costs and $4.1 million on workovers and recompletions in this region. 62 (28.0 net to us) of the 64 wells we drilled were horizontal wells that targeted the Haynesville or Bossier shale. As of December 31, 2011 we had 14 (9.8 net to us) Haynesville and Bossier shale wells that had been drilled but which were not yet completed. We plan to spend approximately $106.8 million in 2012 in this region to complete these wells and to drill 17 (5.1 net to us) Haynesville or Bossier shale wells.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville and Bossier shale formations at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 552.5 Bcfe in the Logansport field represent approximately 42% of our proved reserves. We own interests in 242 wells (152.4 net to us) and operate 168 of these wells in this field. During December 2011 net daily production attributable to our interest from this field averaged 120 MMcf of natural gas and 30 barrels of oil. In 2011 we drilled 22 (15.3 net to us) Haynesville or Bossier shale horizontal wells at Logansport, and we completed 21 wells (15.4 net to us) that were drilled in 2010. In 2012 we plan to drill three (0.6 net to us) horizontal Haynesville or Bossier shale wells at Logansport.

Toledo Bend

The Toledo Bend field in Desoto and Sabine Parishes, Louisiana was discovered in 2008 with our first horizontal Haynesville shale well. Production from the Haynesville shale in the Toledo Bend field ranges from 11,400 to 11,800 feet and from 10,880 to 11,300 feet in the Bossier shale. Our proved reserves of 158.8 Bcfe in the Toledo Bend field represent approximately 12% of our reserves. We own interests in 55 producing wells (31.7 net to us) and operate 34 of these wells in this field. During 2011 we drilled 32 (10.8 net to us) Haynesville or Bossier shale horizontal wells at Toledo Bend and we completed six wells (4.6 net to us) that were drilled in 2010. During December 2011, net daily production attributable to our interest from this field averaged 45 MMcf of natural gas. In 2012, we plan to drill eleven (3.9 net to us) horizontal Haynesville or Bossier shale wells in this field.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 50.7 Bcfe which represents approximately 4% of our proved reserves. We operate 193 wells in this field and own interests in 83 additional wells for a total of 276 wells (161.2 net to us). During December 2011, production attributable to our interest from this field averaged 10 MMcf of natural gas per day and 60 barrels of oil per day. The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 3% (44.8 Bcfe) of our proved reserves as of December 31, 2011. We own interests in 69 wells in this field (44.5 net to us) and operate 52 wells in this field. During December 2011, net daily production attributable to our interest averaged 7 MMcf of natural gas and 20 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet. We drilled one Haynesville shale well in the Waskom field in 2011.

Blocker

Our proved reserves of 27.8 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 2% of our proved reserves. We own interests in 77 wells (71.0 net to us) and operate 71 of these wells. During December 2011, net daily production attributable to our interest from this field averaged 5 MMcf of natural gas and 30 barrels of oil. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet.

Mansfield

The Mansfield field is located in DeSoto Parish Louisiana and produces from the Haynesville shale between 12,250 and 12,350 feet. We own interests in 17 wells (4.6 net to us) and operate four of these wells. During 2011 we drilled six (0.5 net to us) Haynesville shale horizontal wells and completed six wells (2.2 net to us) that were drilled but not completed in 2010 in this field. Our proved reserves in this field of 25.1 Bcfe represent approximately 2% of our reserves. During December 2011, net daily production attributable to our interest for this field averaged 9 MMcf of natural gas. In 2012, we plan to drill three (0.6 net to us) horizontal Haynesville or Bossier shale wells.

Hico-Knowles

We have 18.5 Bcfe of proved reserves in the Hico-Knowles field area located in Lincoln County, Louisiana which represent approximately 1% of our reserves. We own interests in 68 wells (24.2 net to us) and operate 22 of these wells. This field produces primarily from the Hosston/Cotton Valley formations between 7,200 and 11,000 feet. During December 2011, net daily production attributable to our interest from this field averaged 4 MMcf of natural gas and 71 barrels of oil.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 7.9 Bcfe in the Darco field represent approximately 1% of our reserves. We own interests in 24 wells (18.8 net to us) and operate all of these wells. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 4 barrels of oil.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 7.5 Bcfe in the Douglass field represent approximately 1% of our reserves. We own interests in 40 wells (25.8 net to us) and operate 33 of these wells. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas.

Longwood

The Longwood field, located in Harrison County, Texas primarily produces from stacked sandstone reservoirs of the Travis Peak and Cotton Valley formations at depths ranging from 6,000 to 10,000 feet. We own interests in 22 wells (17.9 net to us) in this field and operate 19 wells in this field. Our proved reserves of 6.7 Bcfe in the Longwood field represent approximately 1% of our reserves. During December 2011, net daily production attributable to our interest from this field averaged 2 MMcf of natural gas and 3 barrels of oil.

Drew

The Drew field located in Ouachita Parish, Louisiana has estimated proved reserves of 3.5 Bcfe which represents less than 1% of our total company proved reserves. Production is from the Cotton Valley formation between 9,000 feet and 9,600 feet. We own interest in eight wells (5.3 net to us) and operate six of these wells. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 6 barrels of oil per day.

South Texas Region

Approximately 17%, or 221.4 Bcfe, of our proved reserves are located in South Texas, where we own interests in 240 producing wells (137.6 net to us). We own interests in 15 field areas in the region, the largest of which are the Eagle Ford, Fandango, Double A Wells, Rosita, Javelina, Las Hermanitas and Segno fields. Net daily production rates from this region averaged 31 MMcf of natural gas and 1,911 barrels of oil during 2011 or 42 MMcfe per day. We spent $66.4 million in this region in 2011 to acquire acreage which is prospective for development of the Eagle Ford shale. We also spent $202.8 million to drill 20 (19.2 net to us) Eagle Ford shale wells and for other development activity. In 2012 we plan to spend approximately $192.9 million to drill 24 (21.7 net to us) Eagle Ford shale wells and to complete four (3.2 net to us) Eagle Ford shale wells that were drilled in 2011.

Eagle Ford

We have 35,335 acres (27,856 net to us) distributed across McMullen, La Salle, Atascosa, Wilson and Karnes Counties which are prospective for Eagle Ford shale development in South Texas. The Eagle Ford Shale is found between 7,500 feet and 11,500 feet across our acreage position. During December 2011 we had 19 wells (19.0 net to us) that were producing a total of 4,601 barrels of oil per day and 4 MMcf per day of natural gas net to our interest. Our Eagle Ford proved reserves are estimated to be 72.4 Bcfe (88% oil) and represent 6% of our reserves. We plan to spend approximately $192.9 million in 2012 to drill 24 (21.7 net to us) Eagle Ford shale wells and to complete four (3.2 net to us) Eagle Ford shale wells that were drilled in 2011.

Fandango

We own interests in 20 wells (20.0 net to us) in the Fandango field, located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 50 Bcfe in this field represent approximately 4% of our total reserves. Production from this field averaged 10 MMcf of natural gas per day during December 2011.

Double A Wells

Our properties in the Double A Wells field have proved reserves of 40 Bcfe, which represent 3% of our reserves. We own interests in and operate 54 producing wells (25.5 net to us) in this field in Polk County, Texas. Net daily production from the Double A Wells area averaged 5 MMcf of natural gas and 156 barrels of oil during December 2011. These wells produce from the Woodbine formation at an average depth of 14,300 feet.

Rosita

We own interests in 31 wells (16.8 net to us) in the Rosita field, located in Duval County, Texas. We operate four of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 25.3 Bcfe in this field represent approximately 2% of our total reserves. Production from this field averaged 4 MMcf of natural gas per day during December 2011.

Javelina

We own interests in and operate 18 wells (18.0 net to us) in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 12.3 Bcfe, which represents 1% of our total proved reserves. During December 2011, production attributable to our interest from this field averaged 3 MMcf of natural gas per day and 32 barrels of oil per day.

Las Hermanitas

We own interests in and operate 13 (10.6 net to us) natural gas wells in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 8.5 Bcfe in this field represent approximately 1% of our proved reserves. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas.

Segno

The Segno Field located in Polk County, Texas has estimated proved reserves of 3.2 Bcfe which represents less than 1% of our total company proved reserves. Production is from shallow Yegua sands from 5,000 feet to 5,600 feet and deep Wilcox sands between 11,300 feet to 13,350 feet. We own interests in 16 wells (11.3 net to us) and do not operate any of the wells. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 125 barrels of oil per day.

West Texas Region

Wolfbone

On December 29, 2011, we acquired interests in 70,036 acres (43,591 net to us) in the Delaware Basin in West Texas that are prospective for the Bone Spring formation from depths of 10,000 to 10,300 feet and the Wolfcamp shale formation from depths of 10,300 to 11,500 feet. Included in this acquisition were 35 wells (22.4 net to us) that were producing and four wells (2.5 net to us) that were waiting on completion. Our proved reserves of 151.2 Bcfe in the West Texas region are 75% oil and represent 12% of our proved reserves. For 2012 we have budgeted to spend $158.3 million to drill 43 wells (33.8 net to us) in this region and to complete the wells drilled in 2011. During December 2011, production from the wells acquired averaged 1,000 barrels of oil and 2 MMcf of natural gas per day.

Other Regions

Approximately 2%, or 20.8 Bcfe, of our proved reserves are in other regions, primarily in New Mexico, Kentucky and the Mid-Continent region. We own interests in 426 producing wells (162.7 net to us) in 15 fields within these regions. The field with the largest proved reserves is our San Juan Basin properties in New Mexico. Net daily production from our other regions during 2011 totaled 7 MMcf of natural gas and 65 barrels of oil or 7.4 MMcfe per day.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 4.2 Bcfe in the San Juan field represent less than 1% of our reserves. We own interests in 96 wells (14.5 net to us) in this field. During December 2011, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 3 barrels of oil.

Major Property Acquisitions

As a result of our acquisitions, we have added 1.1 Tcfe of proved oil and natural gas reserves since 1991. Our ten largest acquisitions include the following:

Delaware Basin Acquisition.    In December 2011, we acquired certain oil and gas properties from Eagle Oil & Gas Co. and other third parties for $345.5 million. The properties acquired had estimated proved reserves of approximately 151.2 Bcfe and included approximately 65,000 exploratory acres (39,100 net to us).

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

Ensight Acquisition.    In May 2005, we completed the acquisition of certain oil and natural gas properties and related assets from Ensight Energy Partners, L.P., Laurel Production, LLC, Fairfield Midstream Services, LLC and Ensight Energy Management, LLC (collectively, “Ensight”) for $190.9 million. We also purchased additional interests in those properties from other owners for $10.9 million in July 2005. The properties acquired had estimated proved reserves of approximately 121.5 billion cubic feet of natural gas equivalent and included 312 active wells, of which 119 are operated by us. Major fields acquired include the Darco, Douglass, Cadeville, and Laurel fields. We divested of the Laurel field in 2010.

Ovation Energy Acquisition.    In October 2004, we acquired producing oil and gas properties in the East Texas, Arkoma, Anadarko and San Juan basins from Ovation Energy, L.P. for $62.0 million. The properties acquired had estimated proved reserves of approximately 41.0 billion cubic feet of gas equivalent and included 165 active wells, of which 69 were operated by us.

DevX Energy Acquisition.    In December 2001, we completed the acquisition of DevX Energy, Inc. by acquiring 100% of the common stock of DevX for $92.6 million. The total purchase price including debt and other liabilities assumed in the acquisition was $160.8 million. The acquisition included 600 producing wells located onshore primarily in East and South Texas, Kentucky, Oklahoma and Kansas with 1.2 MMBbls of oil reserves and 156.5 Bcf of natural gas reserves at the time of the acquisition.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2011:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)	PV 10 Value (000’s)
Proved Developed:
Producing	7,148	434,167	477,054	$990,258
Non-producing	1,257	116,307	123,852	151,109

Total Proved Developed	8,405	550,474	600,906	1,141,367
Proved Undeveloped	23,694	568,158	710,323	345,606

Total Proved	32,099	1,118,632	1,311,229	1,486,973

Discounted Future Income Taxes				(373,478)

Standardized Measure of Discounted Future Net Cash Flows(1)				$1,113,495

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2009		2010		2011
	Oil (Mbbls)	Natural Gas (MMcf)	Oil (Mbbls)	Natural Gas (MMcf)	Oil (Mbbls)	Natural Gas (MMcf)
Proved Developed	4,894	367,102	2,961	506,809	8,405	550,474
Proved Undeveloped	2,320	315,287	1,258	518,824	23,694	568,158

Total Proved Reserves	7,214	682,389	4,219	1,025,633	32,099	1,118,632

Proved reserves that are attributable to existing producing wells are primarily determined using decline curve analysis and rate transient analysis, which incorporates the principles of hydrocarbon flow. Proved reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. Technologies relied on to establish reasonable certainty of economic producibility include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available production data, seismic data and well test data.

In connection with estimating proved undeveloped reserves for our December 31, 2011 reserve report, reserves on undrilled acreage were limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir.

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

The average prices that we realized from sales of oil and natural gas, including the effect of hedging, and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2009	2010	2011
Oil Price — $/Bbl	$50.94	$68.35	$95.73
Natural Gas Price — $/Mcf	$4.16	$4.35	$3.91
Lifting costs — $/Mcfe	$1.08	$1.10	$0.82

The oil and natural gas prices used for reserves estimation were as follows:

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)
2009	$49.60	$3.54
2010	$76.31	$4.16
2011	$92.93	$4.18

Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the point of sale. These prices have been adjusted from posted prices for both location and quality differences.

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In addition, undeveloped reserves may be estimated through the use of reliable technology in addition to flow tests and production history. As of December 31, 2011, our proved reserves included 23.7 MMBbls of crude oil and 568 Bcf of natural gas, for a total of 710 Bcfe of undeveloped reserves. Approximately 60% of our proved undeveloped reserves at December 31, 2011 were related to our Haynesville or Bossier shale properties primarily in North Louisiana, 19% was related to our Delaware Basin properties in West Texas and 6% was related to our Eagle Ford shale properties in South Texas. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and our Wilcox and Vicksburg reservoirs in South Texas. Our 2011 proved undeveloped reserves increased 184 Bcfe from 526 Bcfe at the end of 2010. This increase was primarily due to the 148 Bcfe of proved undeveloped reserves that were acquired in connection with two acquisitions that were completed in December 2011. We also added 98 Bcfe of undeveloped reserves and converted 40 Bcfe of 2010’s undeveloped reserves to proved developed reserves as a result of our 2011 drilling activity. Proved undeveloped reserves were reduced by revisions of 22 Bcfe related to revisions of previous estimates. We spent $56.3 million in 2011 to convert 2010’s undeveloped reserves and $149.1 million to convert 2010’s proved developed nonproducing reserves to proved developed producing reserves. All undeveloped drilling locations which comprise our undeveloped reserves at December 31, 2011 are scheduled to be drilled within five years of the year that such reserves were first included in our reported reserves.

Our estimates of crude oil and natural gas reserves include 342 Bcfe related to undrilled wells that have positive undiscounted future cash flows but which, based upon crude oil and natural gas prices that we use to prepare the proved reserve estimates, have a rate of return that is less than the 10% discount rate used in the Standardized Measure of Discounted Future Cash Flows attributable to the proved reserve estimates. We intend to drill the proved undeveloped wells in the time frame reflected in the estimates of proved oil and natural gas reserves as of December 31, 2011 based upon the crude oil and natural gas prices that we used to prepare the reserve estimates. We anticipate drilling such proved undeveloped locations based on our current development plans for our properties. Certain of these wells may be drilled to retain leasehold interests or to properly manage reservoir performance. To the extent that actual crude oil or natural gas prices are substantially weaker, we may have to modify our development plans or we may not fully recover our investment in drilling these wells from future cash flows.

We had proved reserve additions of 140 Bcfe in 2011 relating to discoveries resulting from our Haynesville and Bossier shale drilling program. These reserve additions related to 96 Bcfe assigned to 62 (28.0 net to us) Haynesville and Bossier shale wells that we drilled and 44 Bcfe assigned to 58 proved undeveloped locations (20.7 net to us) offsetting these wells. During 2011 we continued to drill wells to evaluate our acreage which is prospective for the Eagle Ford shale. Based on the drilling results from our first successful wells, we added 64 Bcfe (88% crude oil) to our proved reserves in 2011. We also had an additional 151 Bcfe (75% crude oil) of reserve additions from our acquisition of properties in West Texas and 13 Bcfe from our acquisition of properties which are prospective for Haynesville or Bossier shale development.

The estimates of our oil and natural gas reserves were determined by Lee Keeling and Associates, Inc. (“Lee Keeling”), an independent petroleum engineering firm. Lee Keeling has been providing consulting engineering and geological services for over fifty years. Lee Keeling’s professional staff is comprised of qualified petroleum engineers who are experienced in all productive areas of the United States. The technical person responsible for review of our reserve estimates at Lee Keeling meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Lee Keeling does not own any interests in our properties and is not employed on a contingent fee basis.

We have established, and maintain, internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC. These internal controls include documented process workflows, employing qualified professional engineering and geological personnel, and on-going education for personnel involved in our reserves estimation process. Our internal audit function routinely tests our processes and controls. Inputs to our reserves estimation process, which we provide to Lee Keeling for use in their reserves evaluation, are based upon our historical results for production history, oil and natural gas prices, lifting and development costs, ownership interests and other required data. Our Asset Management Group, comprised of qualified petroleum engineers, works with our accounting, land, marketing and other groups in order to accumulate the information required for the reserves estimation process. During the reserves estimation process our petroleum engineers work with Lee Keeling to ensure that all data we provide is properly reflected in the final reserves estimates and they consult with Lee Keeling throughout the reserves estimation process on technical questions regarding the reserve estimates. We also regularly communicate with Lee Keeling throughout the year about our operations and the potential impact of operational changes and events on our reserve estimates.

Our Asset Manager, who reports to our Vice President of Operations, is the primary person in charge of overseeing our reserve estimates. He has a degree in Petroleum Engineering and has over seventeen years of experience in various technical roles within the oil and gas industry. Working with our Asset Manager is a staff of three petroleum engineering professionals. The average experience of our petroleum engineers is 18 years. Our Vice President of Operations also reviews and approves our final reserve estimates. Our Vice President of Operations has a degree in Petroleum Engineering and has over 27 years of experience holding various technical and managerial roles in the oil and gas industry.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2009, 2010 or 2011 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2011, we drilled development and exploratory wells as set forth in the table below:

	2009		2010		2011
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	17	16.2
Gas	37	27.2	65	41.1	61	26.6
Dry	—	—	—	—	—	—

	37	27.2	65	41.1	78	42.8

Exploratory:
Oil	—	—	3	3.0	3	3.0
Gas	17	11.4	10	5.2	6	1.9
Dry	—	—	—	—	—	—

	17	11.4	13	8.2	9	4.9

Total	54	38.6	78	49.3	87	47.7

In 2012 to the date of this report, we have drilled 15 wells (9.7 net to us) and we have six wells (3.6 net to us) that are in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2011:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Arkansas	—	—	15	8.0
Kansas	—	—	9	5.0
Kentucky	—	—	86	76.1
Louisiana	17	5.4	489	260.4
New Mexico	1	—	95	14.5
Oklahoma	10	1.2	127	17.9
Texas	89	57.2	747	478.0
Wyoming	—	—	26	1.9

Total	117	63.8	1,594	861.8

We operate 974 of the 1,711 producing wells presented in the above table. As of December 31, 2011, we owned interests in 16 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2011, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	—	—
Louisiana	96,741	61,037	31,420	23,777
New Mexico	10,240	1,896	—	—
Oklahoma	38,080	5,707	—	—
Texas	134,589	79,627	115,707	74,505
Wyoming	13,440	926	—	—

Total	307,976	159,714	147,127	98,282

Our undeveloped acreage expires as follows:

Expires in 2012	40%
Expires in 2013	29%
Expires in 2014	24%
Thereafter	7%

100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights. The Company anticipates retaining ownership of a substantial amount of the acreage with primary terms expiring in 2012 through drilling activity or by extending the leases.

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

Our oil production is sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 85% of our 2011 natural gas sales were priced utilizing first of the month index prices and approximately 15% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries and Shell Oil Company and its subsidiaries accounted for 49% and 14%, respectively, of our total 2011 sales. The loss of either of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

With the significant increase in our natural gas production in North Louisiana due to our Haynesville shale drilling program, we have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have dedicated a substantial portion of our production in our Logansport and Toledo Bend fields under such agreements for terms that expire from 2016 to 2020. We have a commitment to transport a minimum of 1.1 Bcf over 3.2 years under one of these agreements.

We have also entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for 80,000 MMBtus per day for our North Louisiana natural gas production on the long-haul pipelines. These agreements expire from 2013 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

The FERC’s regulation of pipelines that transport crude oil, condensate and natural gas liquids under the Interstate Commerce Act is generally more light-handed than the FERC’s regulation of natural gas pipelines under the NGA. FERC-regulated pipelines that transport crude oil, condensate and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates are permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates governed by the Interstate Commerce Act that allowed for an increase or decrease in the transportation rates. The FERC’s regulations include a methodology for such pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates. The mandatory five year review in 2005 revised the methodology for this index to be based on Producer Price Index for Finished Goods (PPI-FG) plus 1.3 percent for the period July 1, 2006 through June 30, 2011. The mandatory five year review in 2011 revised the methodology for this index to be based on PPI-FG plus 2.65 percent for the period July 1, 2011 through June 30, 2016. The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.

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

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or “RCRA,” regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as “hazardous waste.” Disposal of such non-hazardous oil and natural gas exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the oil and natural gas industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from RCRA’s definition of “hazardous wastes,” thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

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

Other statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the Oil Pollution Act, the Emergency Planning and Community Right to Know Act, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. In addition, laws such as the National Environmental Policy Act and the Coastal Zone Management Act may make the process of obtaining certain permits more difficult or time consuming, resulting in increased costs and potential delays that could affect the viability or profitability of certain activities.

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company’s operations by regulatory agencies or the public. In 2011, the EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases (“GHGs”) in January 2011, with the first annual reports of those emissions due on March 31, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. We have determined that these new reporting requirements apply to us and we are implementing procedures to collect the required information.

Such changes in environmental laws and regulations which result in more stringent and costly reporting, or waste handling, storage, transportation, disposal or cleanup activities, could materially affect companies operating in the energy industry. Adoption of new regulations further regulating emissions from oil and gas production could adversely affect our business, financial position, results of operations and prospects, as could the adoption of new laws or regulations which levy taxes or other costs on greenhouse gas emissions from other industries, which could result in changes to the consumption and demand for natural gas. We may also be assessed administrative, civil and/or criminal penalties if we fail to comply with any such new laws and regulations applicable to oil and natural gas production.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $118,934. This lease expires on December 31, 2021. We also own production offices and pipe yard facilities near Marshall, Livingston, and Zapata, Texas; Logansport, Louisiana and Guston, Kentucky.

Employees

As of December 31, 2011, we had 124 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	56
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	51
D. Dale Gillette	Vice President of Land and General Counsel	66
Mark A. Williams	Vice President of Operations	50
Stephen E. Neukom	Vice President of Marketing	62
Daniel K. Presley	Vice President of Accounting and Controller	51
Richard D. Singer	Vice President of Financial Reporting	57
David K. Lockett	Director	57
Cecil E. Martin	Director	70
David W. Sledge	Director	55
Nancy E. Underwood	Director	60

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since 1987, and our President and Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1987 to 1988, Mr. Allison served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison was Chairman of the Board of Directors of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also currently serves as a Director of Tidewater, Inc. and is on the Board of Regents for Baylor University.

Roland O. Burns has been our Senior Vice President since 1994, Chief Financial Officer and Treasurer since 1990, our Secretary since 1991 and a director since 1999. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns was a director, Senior Vice President and the Chief Financial Officer of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant. Mr. Burns also serves on the Board of Directors of the University of Mississippi Foundation.

D. Dale Gillette has been our Vice President of Land and General Counsel since 2006. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 33 years, most recently as a partner with Gardere Wynne Sewell LLP, and before that with Locke Liddell & Sapp LLP. During that time he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

Mark A. Williams was appointed our Vice President of Operations in February 2011. From 2007 to 2010, he served as our Engineering and Operations Manager. From 1996 until 2007, Mr. Williams served as our Drilling Manager and as our South Texas District Engineer. Prior to joining Comstock Mr. Williams was a production engineer at Mitchell Energy Corporation and Citation Oil & Gas. Mr. Williams received a B.S. degree in Petroleum Engineering from Texas A&M University in 1984.

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

Daniel K. Presley has been our Vice President of Accounting since 1997 and has been with us since 1989, serving as controller since 1991. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. degree from Texas A & M University in 1983.

Richard D. Singer has been our Vice President of Financial Reporting since 2005. Mr. Singer has over 35 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from 2004 to 2005 and as assistant controller for Santa Fe International Corporation from 1988 to 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Outside Directors

David K. Lockett has served as a director since 2001.    Mr. Lockett is a Vice President with Dell Inc. and has held executive management positions in several divisions within Dell since 1991. Mr. Lockett has been employed by Dell Inc. for the past 20 years and has been in the technology industry for the past 35 years. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from 2005 until its merger with Stone Energy Corporation in 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since 1989 and is currently the chairman of our audit committee. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin was a director and chairman of the Audit Committee of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Martin also serves on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. and on the Board of Directors and Audit Committee of Garrison Capital, a privately held business development company. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David W. Sledge has served as a director since 1996.    Mr. Sledge is a Vice President of ProPetro Services, Inc. Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in April 2007 and served as a Vice President of Basic Energy Services, Inc. from April 2007 to February 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From March 2009 through October 2011, and from October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1986. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining River Hill Development Corporation in 1981. Ms. Underwood currently serves on the Executive Board and Campaign Steering Committee of the Southern Methodist University Dedman School of Law and on the Board of Trustees of the Presbyterian Hospital of Dallas Foundation.

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

If the decline in the price of natural gas that first started in 2008 continues through 2012, the lower prices will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

We have entered into certain oil price hedging arrangements on certain of our anticipated sales. In the future we may enter into additional hedging arrangements in order to reduce our exposure to price risks. Such arrangements would limit our ability to benefit from increases in oil and natural gas prices.

The recent recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries have been in a recession which could continue through 2012 and beyond, and the capital markets have experienced significant volatility. The recession has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the recession could have a further negative impact on oil and natural gas prices. Our operating cash flows and profitability will be significantly affected by declining oil and natural gas prices. Further declines in oil and natural gas prices may also impact the value of our oil and gas reserves, which could result in future impairment charges to reduce the carrying value of our oil and gas properties and our marketable securities. Our future access to capital could be limited due to tightening credit markets and volatile capital markets. If our access to capital is limited, development of our assets may be delayed or limited, and we may not be able to execute our growth strategy.

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

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as restrict our access to our oil and gas reserves.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of crude oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Wolfcamp shale, Bone Spring, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells being drilled by us in 2012 utilize hydraulic fracturing in their completion. We estimate we will incur approximately $185.0 million for hydraulic fracturing services in connection with our 2012 drilling and completion program.

The use of hydraulic fracturing in our well completion activities could expose us to liability for negative environmental effects that might occur. Although we have not had any incidents related to hydraulic fracturing operations that we believe have caused any negative environmental effects, we have established operating procedures to respond and report any unexpected fluid discharge which might occur during our operations, including plans to remediate any spills that might occur. In the event that we were to suffer a loss related to hydraulic fracturing operations, our insurance will be net of a $25,000 deductible and our ability to recover costs will be limited to a total aggregate policy limit of $26.0 million, which may or may not be sufficient to pay the full amount of our losses incurred.

Drilling and completion activities are typically regulated by state oil and natural gas commissions. Our drilling and completion activities are conducted primarily in Louisiana and Texas. Texas adopted a law in June 2011 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. Several proposals are before the United States Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. At the direction of Congress, the EPA is currently conducting an extensive, multi-year study into the potential effects of hydraulic fracturing on underground sources of drinking water, and the results of that study have the potential to impact the likelihood or scope of future legislation or regulation.

Potential changes to US federal tax regulations, if passed, could have an adverse effect on us.

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

We had $1.2 billion in debt as of December 31, 2011, and our ratio of total debt to total capitalization was approximately 54%.

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

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the respective indentures governing our 8 3/8% senior notes due 2017 and 7 3/4% senior notes due 2019. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the East Texas/North Louisiana, South Texas and West Texas regions, we may pursue acquisitions or properties located in other geographic areas.

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

If oil prices decline and natural gas prices remain low or continue to decline, we may be required to write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

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

As of December 31, 2011, 54% of our total proved reserves were undeveloped and 9% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment and otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of one or more permits before drilling commences;
•	impose limitations on where drilling can occur and/or requires mitigation before authorizing drilling in certain locations;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	require reporting of significant releases, and annual reporting of the nature and quantity of emissions, discharges and other releases into the environment;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;
•	the incurrence of investigatory or remedial obligations; and
•	the imposition of injunctive relief.

In June 2009 the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, introduced in the Senate, has not passed. Both bills contain the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. It appears that the prospects for a cap and trade system such as that proposed in these bills have dimmed significantly since the 2011 midterm elections; however, the EPA is moving ahead with its efforts to regulate GHG emissions from certain sources by rule. The EPA has issued Subpart W of the Final Mandatory Reporting of Greenhouse Gases Rule, which required petroleum and natural gas systems that emit 25,000 metric tons of CO2e or more per year to begin collecting GHG emissions data under a new reporting system beginning on January 1, 2011 with the first annual report due March 31, 2012. We are required to report under these new regulations, and are implementing the required procedures to collect the required information. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. Since all of our crude oil and natural gas production is in the United States, these laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the crude oil and natural gas we produce.

In June 2011 the Bureau of Land Management issued a proposed oil and gas leasing reform. The proposal would require, among other things, a more detailed environmental review prior to leasing oil and natural gas resources on federal lands, increased public engagement in the development of Master Leasing Plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process with greater public involvement in the identification of key environmental resource values before a parcel is leased. New leases would incorporate adaptive management stipulations, requiring lessees to monitor and respond to observed environmental impacts, possibly through the implementation of expensive new control measures or curtailment of operations, potentially reducing profitability. The proposed policy could have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly restrictions on emissions, and/or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Future environmental laws and regulations, including proposed legislation regulating climate change, may negatively impact our industry. The costs of compliance with these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

		High	Low
2010 —	First Quarter	$44.52	$29.63
	Second Quarter	$36.19	$26.67
	Third Quarter	$28.02	$19.54
	Fourth Quarter	$26.88	$20.82

2011 —	First Quarter	$31.38	$23.68
	Second Quarter	$33.00	$26.14
	Third Quarter	$33.63	$15.40
	Fourth Quarter	$20.21	$13.69

As of February 27, 2012, we had 48,121,346 shares of common stock outstanding, which were held by 233 holders of record and approximately 9,000 beneficial owners who maintain their shares in “street name” accounts.

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

During the fourth quarter of 2011, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	203,150	$36.64	2,582,455

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2011 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During 2008, we divested our interests in offshore operations which were conducted through our subsidiary Bois d’Arc Energy, Inc. (“Bois d’Arc”). Accordingly, we have adjusted the presentation of selected financial data to reflect the offshore operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Revenues:
Oil and gas sales	$331,613	$563,749	$292,583	$349,141	$434,367
Gain on sale of properties	—	26,560	213	—	—

Total revenues	331,613	590,309	292,796	349,141	434,367
Operating expenses:
Production taxes	13,830	20,648	8,643	9,894	3,670
Gathering and transportation	2,282	3,910	8,696	17,256	28,491
Lease operating(1)	48,679	62,172	53,560	53,525	46,552
Exploration	7,039	5,032	907	2,605	10,148
Depreciation, depletion and amortization	125,349	182,179	213,238	213,809	290,776
Impairment of oil and gas properties	482	922	115	224	60,817
Loss on sale of properties	—	—	—	26,632	57
General and administrative, net	27,813	32,266	39,172	37,200	35,172

Total operating expenses	225,474	307,129	324,331	361,145	475,683

Income (loss) from operations	106,139	283,180	(31,535)	(12,004)	(41,316)
Other income (expenses):
Interest and other income	1,021	1,656	378	499	790
Interest expense	(32,293)	(25,336)	(16,086)	(29,456)	(42,688)
Marketable securities impairment	—	(162,672)	—	—	—
Gain on sale of marketable securities	—	—	—	16,529	35,118

Total other income (expenses)	(31,272)	(186,352)	(15,708)	(12,428)	(6,780)

Income (loss) from continuing operations before income taxes	74,867	96,828	(47,243)	(24,432)	(48,096)
Benefit from (provision for) income taxes	(29,223)	(38,611)	10,772	4,846	14,624

Income (loss) from continuing operations	45,644	58,217	(36,471)	(19,586)	(33,472)
Income (loss) from discontinued operations	23,257	193,745 (2)	—	—	—

Net income (loss)	$68,901	$251,962	$(36,471)	$(19,586)	$(33,472)

Basic net income (loss) per share:
Continuing operations	$1.03	$1.27	$(0.81)	$(0.43)	$(0.73)
Discontinued operations	0.52	4.23	—	—	—

	$1.55	$5.50	$(0.81)	$(0.43)	$(0.73)

Diluted net income (loss) per share:
Continuing operations	$1.01	$1.26	$(0.81)	$(0.43)	$(0.73)
Discontinued operations	0.52	4.20	—	—	—

	$1.53	$5.46	$(0.81)	$(0.43)	$(0.73)

Weighted average shares outstanding:
Basic	43,415	44,524	45,004	45,561	45,997

Diluted	44,080	44,813	45,004 (3)	45,561 (3)	45,997 (3)

(1)	Includes ad valorem taxes.
(2)	Includes gain of $158.1 million, net of income taxes of $85.3 million, from the sale of our offshore operations.
(3)	Basic and diluted weighted average shares are the same due to the net loss.

Balance Sheet Data:

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Cash and cash equivalents	$5,565	$6,281	$90,472	$1,732	$8,460
Property and equipment, net	1,310,559	1,444,715	1,576,287	1,816,248	2,509,845
Net assets of discontinued operations	981,682	—	—	—	—
Total assets	2,354,387	1,577,890	1,858,961	1,964,214	2,639,884
Total debt	680,000	210,000	470,836	513,372	1,196,908
Stockholders’ equity	1,039,085	1,062,085	1,066,111	1,068,531	1,037,625

Cash Flow Data:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Cash flows provided by operating activities from continuing operations	$201,539	$450,533	$176,257	$311,662	$284,904
Cash flows used for investing activities from continuing operations	(531,493)	(289,194)	(348,777)	(440,473)	(952,086)
Cash flows provided by (used for) financing activities from continuing operations	334,357	(452,883)	256,711	40,071	673,910
Cash flows provided by (used for) discontinued operations	(66)	292,260	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,711 producing oil and natural gas wells (925.6 net to us) and we operate 974 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our future growth will be driven primarily by acquisition, development and exploration activities. In 2011 our growth in production and proved reserves was primarily driven by our successful drilling activities in the Haynesville/Bossier shale and Eagle Ford shale formations and the acquisitions we completed in 2011. Under our current drilling budget, we plan to spend approximately $458.0 million in 2012 for development and exploration activities which will primarily be focused on oil by developing our Delaware Basin properties in West Texas and our Eagle Ford shale properties in South Texas. We plan to drill 84 wells (60.6 net to us) in 2012 of which 43 wells will be in the Delaware Basin, 24 will be horizontal Eagle Ford shale wells and 17 will be Haynesville or Bossier shale wells. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not specifically budget for acquisitions as the timing and size of acquisitions are not predictable.

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

We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines. We have entered into certain gathering and treating agreements with midstream companies to transport a substantial portion of our natural gas production in North Louisiana, to long-haul gas pipelines. In addition, we have also entered into agreements for firm transportation of 80,000 MMBtus per day of natural gas on long-haul pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $14.0 million as of December 31, 2011.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Our operating data for 2010 and 2011 is summarized below:

	Year Ended December 31,
	2010	2011
Net Production Data:
Natural gas (MMcf)	68,973	90,593
Oil (MBbls)	715	838
Natural gas equivalent (MMcfe)	73,262	95,622
Average Sales Price:
Oil ($/Bbl)	$68.35	$95.73
Natural gas ($/Mcf)	$4.35	$3.91
Average equivalent price ($/Mcfe)	$4.77	$4.54
Expenses ($ per Mcfe):
Production taxes	$0.14	$0.04
Gathering and transportation	$0.24	$0.30
Lease operating(1)	$0.72	$0.48
Depreciation, depletion and amortization(2)	$2.91	$3.00

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.    Our oil and gas sales increased $85.2 million (24%) in 2011 to $434.4 million from sales of $349.1 million in 2010. This increase resulted from higher natural gas production and higher prices realized for crude oil sales in 2011. Our production in 2011 increased by 31% over 2010’s production as our successful drilling in the Haynesville/Bossier and Eagle Ford shale formations exceeded declines from our existing producing properties. Prices realized for crude oil sales increased by 40% in 2011 as compared to 2010 while the average price we realized for natural gas sales decreased by 10% in 2011 as compared to 2010. During 2011 we drilled 87 wells (47.7 net to us), 62 of which were Haynesville or Bossier shale horizontal wells and 20 of which were Eagle Ford shale horizontal wells. At December 31, 2011 we had 23 wells (15.5 net to us) that were drilled in 2011 awaiting completion.

Production taxes.    Production taxes decreased $6.2 million (63%) to $3.7 million in 2011 from $9.9 million in 2010. Our Haynesville and Bossier shale wells, which comprise a large percentage of our production, qualify for exemption from certain state production taxes. The exempt wells together with the lower natural gas prices account for the decrease.

Gathering and transportation.    Gathering and transportation costs in 2011 increased $11.2 million (65%) to $28.5 million as compared to $17.3 million in 2010 due to the transportation costs related to the higher production from our Haynesville/Bossier shale properties in North Louisiana.

Lease operating expenses.    Our lease operating expenses, including ad valorem taxes, of $46.6 million in 2011 were $6.9 million or 13% lower than our operating expenses of $53.5 million in 2010. Our lease operating expense per Mcfe produced decreased by 33% to $0.48 per Mcfe in 2011 as compared to $0.72 per Mcfe in 2010. The decreases in lease operating expenses are primarily due to the sale of our higher operating cost properties in Mississippi in 2010.

Exploration expense.    We incurred $10.1 million in exploration expense in 2011 as compared to $2.6 million in 2010. Exploration expense in 2011 consisted of $9.8 million of impairments of unevaluated leasehold costs and $0.3 million for the acquisition of seismic data. Our 2010 exploration cost primarily related to costs incurred for the acquisition of seismic data.

Depreciation, depletion and amortization expense (“DD&A”).    DD&A of $290.8 million increased $77.0 million (36%) as compared to DD&A of $213.8 million in 2010. Our DD&A rate per Mcfe produced averaged $3.00 in 2011 as compared to $2.91 for 2010. The increase in DD&A primarily resulted from our 31% growth in production in 2011.

Impairment of oil and gas properties.    We recorded impairments to our oil and gas properties of $60.8 million and $0.2 million in 2011 and 2010, respectively. These impairments relate to fields where an impairment was indicated based on estimated future cash flows from the properties. The 2011 impairment is a result of lower anticipated natural gas prices.

General and administrative expenses.    General and administrative expense of $35.2 million for 2011 was 5% lower than general and administrative expense of $37.2 million for 2010. The decrease primarily reflects our lower personnel costs in 2011. Stock based compensation decreased by $2.4 million to $15.0 million in 2011 as compared to $17.4 million in 2010.

Interest expense.    Interest expense increased $13.2 million (45%) to $42.7 million in 2011 from interest expense of $29.5 million in 2010. The increase was primarily related to the increase in outstanding debt during 2011 including the issuance of $300.0 million in senior notes in March 2011. Average borrowings under our bank credit facility increased to $121.4 million in 2011 as compared to $70.0 million for 2010. The average interest rate on the outstanding borrowings under our credit facility of 2.2% in 2011 was unchanged from 2010. We capitalized interest of $13.2 million and $13.0 million in 2011 and 2010, respectively, which reduced interest expense. Interest expense in 2011 includes $1.1 million for the early retirement of our 6 7/8% senior notes which were due in March 2012.

Income taxes.    The benefit from income taxes increased in 2011 to $14.6 million from $4.8 million in 2010 due to the higher net loss in 2011. Our effective tax rate of 30% in 2011 and 20% in 2010 differed from the federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Net loss.    We reported a loss of $33.5 million for 2011 as compared to a loss of $19.6 million for 2010. The loss per share for 2011 was $0.73 on weighted average shares outstanding of 46.0 million as compared to a loss per share of $0.43 for 2010 on weighted average shares outstanding of 45.6 million. The loss in 2011 was primarily related to the impairments to proved and unproved properties in 2011 of $70.6 million ($45.9 million after income taxes) offset in part by gains on sales of marketable securities of $35.1 million ($22.8 million after income taxes). The loss in 2010 was primarily related to the loss on our divestiture of oil and gas properties in Mississippi of $25.8 million ($16.8 million after income taxes).

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

DD&A.     DD&A of $213.8 million was comparable to DD&A of $213.2 million in 2009. Our DD&A rate per Mcfe produced averaged $2.91 in 2010 as compared to $3.25 for 2009. The increase in

DD&A resulting from our 12% growth in production was mostly offset by the decrease in our amortization rate which resulted from our reserve growth and lower finding and development costs in 2010.

Impairment of oil and gas properties.    We recorded minor impairments to our oil and gas properties of $0.2 million and $0.1 million in 2010 and 2009, respectively. These impairments relate to fields where an impairment was indicated based on estimated future cash flows from the properties.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset dispositions. Our net cash provided by operating activities in 2011 totaled $284.9 million. Our other primary sources of funds in 2011 included $293.4 million of net proceeds from our senior notes offering, $555.0 million of borrowings under our bank credit facility and $53.4 million of proceeds from sales of marketable securities. In 2010, our net cash flow provided by operating activities totaled $311.7 million. Our other primary source of funds in 2010 was $96.9 million of net proceeds from sales of oil and gas properties and marketable securities and $45.0 million of borrowings under our bank credit facility. In 2009, our net cash flow provided by operating activities from continuing operations totaled $176.3 million. Our other primary source of funds in 2009 was $289.2 million of net proceeds from the issuance of senior notes and $135.0 million of borrowings under our bank credit facility.

Our cash flow from operating activities in 2011 of $284.9 million decreased by $26.8 million from our cash from operating activities of $311.7 million in 2010 mainly due to changes in working capital at the end of 2011. Cash flow from operations excluding changes in working capital accounts of $297.6 million in 2011 increased 35% as compared to $219.7 million in 2010 due to the higher revenues we received from increased production and higher oil prices. Our cash flow from operating activities from operations in 2010 increased by $135.4 million to $311.7 million as compared to $176.3 million in 2009 primarily due to higher revenues which were mainly due to the higher oil and natural gas prices we realized in 2010.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. During 2011 our capital expenditures of $1.0 billion increased by $502.0 million as compared to 2010 capital expenditures of $545.7 million due primarily to the $218.7 million spent to acquire proved oil and gas properties and $255.7 million to acquire unproved exploration acreage in 2011. Capital expenditures in 2011 also include $129.5 million spent to complete wells drilled in 2010. In 2010, our capital expenditures of $545.7 million increased by $200.9 million as compared to 2009 capital expenditures of $344.8 million.

Our annual capital expenditure activity is summarized in the following table:

	$1,047,743	$1,047,743	$1,047,743
	Year Ended December 31,
	2009	2010	2011
	(In thousands)
Exploration and development:
Acquisitions of proved oil and gas properties	$—	$—	$218,661
Acquisitions of unproved oil and gas properties	26,040	134,728	255,699
Developmental leasehold costs	1,898	3,208	798
Development drilling	205,901	305,410	483,816
Exploratory drilling	101,049	85,140	82,028
Workovers and recompletions	9,579	5,648	6,516

	344,467	534,134	1,047,518
Other	374	11,516	225

Total	$344,841	$545,650	$1,047,743

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling and completion services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $458.0 million for development and exploration projects in 2012, which will be funded primarily by cash flows from operating activities, proceeds from asset sales and borrowings under our credit facility. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices and, in particular, natural gas prices.

We do not have a specific acquisition budget for 2012 because the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015. Indebtedness under the bank credit facility is secured by all of our and our wholly owned subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2011, the borrowing base was $610.0 million, plus an additional $90.0 million available through December 31, 2012 for a total of $700.0 million, $100.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 4.0% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 3.0%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of December 31, 2011.

We have $300.0 million of 8 3/8% senior notes outstanding which are due October 15, 2017. Interest is payable semiannually on each October 15 and April 15. We also have $300.0 million of 7 3/4% senior notes outstanding which are due April 1, 2019. Interest is paid semiannually on each April 1 and October 1. The senior notes are unsecured obligations and are guaranteed by all of our material subsidiaries.

On January 1, 2011, we had $172.0 million in principal amount of 6 7/8% senior notes outstanding due in 2012 (the “2012 Notes”). We redeemed all of the 2012 Notes in 2011 for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$600,000	$—	$—	$600,000
8 3/8% senior notes	—	—	—	—	—	300,000	300,000
7 3/4% senior notes	—	—	—	—	—	300,000	300,000
Interest on debt	62,175	62,175	62,175	61,025	48,375	74,297	370,222
Operating leases	1,927	1,927	1,955	1,994	1,994	8,761	18,558
Natural gas transportation agreements	10,338	9,061	6,508	3,638	1,277	3,245	34,067
Contracted drilling services	33,710	19,710	19,710	13,203	—	—	86,333
Contracted well completion services	3,000	—	—	—	—	—	3,000

	$111,150	$92,873	$90,348	$679,860	$51,646	$686,303	$1,712,180

Future interest costs are based upon the effective interest rates of our outstanding senior notes and the December 31, 2011 rate for our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2016. We record a separate liability for the fair value of these asset retirement obligations, which totaled $14.0 million as of December 31, 2011.

Federal Taxation

Our federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2006. We currently believe that our significant filing positions are highly certain and that all of our significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

At December 31, 2011 we had U.S. federal net operating loss carryforwards of approximately $63.2 million and Louisiana state net operating loss carryforwards of approximately $484.5 million. Utilization of $36.9 million of our U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company and a valuation allowance of $23.0 million has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $222.8 million has been established against our Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

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

Oil and natural gas reserve quantities.    The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved oil and natural gas reserves attributable to our properties. The determination of whether impairments should be recognized on our oil and gas properties is also dependent on these estimates, as well as estimates of probable reserves. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas prices may all differ materially from those assumed in these estimates. The information regarding present value of the future net cash flows attributable to our proved oil and natural gas reserves are estimates only and should not be construed as the current market value of the estimated oil and natural gas reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to proved properties included in the preceding year’s estimates. Such revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. Any future downward revisions could adversely affect our financial condition, our borrowing ability, our future prospects and the value of our common stock.

Impairment of oil and gas properties.     We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on market prices for oil and natural gas for the next three years, with a 5% escalation of prices for subsequent years. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. To the extent that oil and natural gas prices do not increase as anticipated in these assumptions or costs increase at a greater rate than assumed, certain of our evaluated properties which presently have a carrying value of $146.7 million may require impairment in the future. The amount of such impairments would be based on the write down of these properties to their then current estimated fair value. In addition to these properties, other properties may become impaired due to downward revisions in reserve or price estimates or for other reasons.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2011, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $89.8 million.

We have hedged approximately 60 to 70% of our price risk associated with our expected crude oil sales in 2012. We have entered into oil price swap agreements covering 1.7 million barrels of our expected 2012 oil production which fix the NYMEX West Texas Intermediate (“WTI”) price at $99.46 per barrel. We also have entered into oil price swap agreements for 1.1 million barrels of our expected 2013 production which fix the NYMEX WTI price at $100.33 per barrel. As of December 31, 2011, our outstanding crude oil swap agreements had a fair value of $0.5 million. The change in the fair value of our crude oil swaps that would result from a 10% change in commodities prices at December 31, 2011 would be $13.7 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Interest Rates

At December 31, 2011, we had $1.2 billion of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4% and $300.0 million bears interest at 8 3/8%. The fair market value of our fixed rate debt as of December 31, 2011 was $567.0 million based on the market price of approximately 95% of the face amount. At December 31, 2011, we had $600.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2011, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $6.0 million. We had no interest rate derivatives outstanding during 2011 or at December 31, 2011.

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

Changes in internal control over financial reporting.     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses unqualified opinions on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 27, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business — Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2011.

Code of Ethics.     We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2012 annual meeting, which will be filed with the SEC within 120 days of December 31, 2011, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-29 of this report:

2.  All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)  Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description
3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).
3.3	Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 8, 2011).
4.1	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.2	Indenture dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for debt securities (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 9, 2009).

Exhibit No.	Description
4.3	First Supplemental Indenture, dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 9, 2009).
4.4	Second Supplemental Indenture dated April 30, 2010 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8 Senior Notes due 2017 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010).
4.5	Third Supplemental Indenture dated March 14, 2011 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 7 3/4% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 14, 2011).
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated May 19, 2009).
10.4#	Form of Restricted Stock Agreement under the Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10.5	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.6	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).
10.7	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.8	Third Amendment to the Lease Agreement dated May 8, 2009 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.9	Fourth Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.10	Fifth Amendment to the Lease Agreement dated June 15, 2011 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit No.	Description
10.11	Third Amended and Restated Credit Agreement, dated November 30, 2010, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica, JP Morgan Chase Bank, N.A., and Union Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010).
10.12	Assignment and first Amendment to Third Amended and Restated Credit Agreement dated October 31, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.13	Second Amendment and Waiver to Third Amended and Restated Credit Agreement, dated December 29, 2011, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica, JP Morgan Chase Bank, N.A., and Union Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 29, 2011).
10.14	Base Contract for Sale and Purchase of Natural Gas between Comstock Oil & Gas-Louisiana, LLC and BP Energy Company dated November 7, 2008, as amended by Third Amended and Restated Special Provisions dated January 5, 2011 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10.15	Purchase and Sale Agreement dated December 5, 2011 among Eagle Oil & Gas Co., certain other sellers and Comstock Oil & Gas, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 5, 2011).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2011.
101**	The following materials from the Comstock Resources, Inc. Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.
**	Submitted electronically herewith.

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

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2012

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 27, 2012

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 27, 2012

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 27, 2012

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 27, 2012

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 27, 2012

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2010 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2010 and 2011, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 27, 2012

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2011

	December 31,
	2010	2011
	(In thousands)
ASSETS
Cash and Cash Equivalents	$1,732	$8,460
Accounts Receivable:
Oil and gas sales	28,705	47,082
Joint interest operations	15,982	6,651
Marketable Securities	84,637	47,642
Other Current Assets	4,675	3,255

Total current assets	135,731	113,090
Property and Equipment:
Unevaluated oil and gas properties	225,884	369,096
Oil and gas properties, successful efforts method	2,574,717	3,476,146
Other	18,156	18,062
Accumulated depreciation, depletion and amortization	(1,002,509)	(1,353,459)

Net property and equipment	1,816,248	2,509,845
Other Assets	12,235	16,949

	$1,964,214	$2,639,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$104,235	$94,041
Accrued Expenses	40,490	85,502
Deferred Income Taxes Payable	10,339	7,664

Total current liabilities	155,064	187,207
Long-term Debt	513,372	1,196,908
Deferred Income Taxes Payable	217,993	201,705
Reserve for Future Abandonment Costs	6,674	13,997
Other Non-Current Liabilities	2,580	2,442

Total liabilities	895,683	1,602,259
Commitments and Contingencies
Stockholders’ Equity:
Common stock—$0.50 par, 75,000,000 shares authorized, 47,706,101 and 48,125,296 shares issued and outstanding at December 31, 2010 and 2011, respectively	23,853	24,063
Additional paid-in capital	454,499	468,709
Accumulated other comprehensive income	32,330	20,476
Retained earnings	557,849	524,377

Total stockholders’ equity	1,068,531	1,037,625

	$1,964,214	$2,639,884

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2010 and 2011

	2009	2010	2011
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$292,583	$349,141	$434,367
Gain on sale of properties	213	—	—

Total revenues	292,796	349,141	434,367

Operating expenses:
Production taxes	8,643	9,894	3,670
Gathering and transportation	8,696	17,256	28,491
Lease operating	53,560	53,525	46,552
Exploration	907	2,605	10,148
Depreciation, depletion and amortization	213,238	213,809	290,776
Impairment of oil and gas properties	115	224	60,817
Loss on sale of properties	—	26,632	57
General and administrative, net	39,172	37,200	35,172

Total operating expenses	324,331	361,145	475,683

Operating loss	(31,535)	(12,004)	(41,316)
Other income (expenses):
Interest and other income	378	499	790
Interest expense	(16,086)	(29,456)	(42,688)
Gain on sale of marketable securities	—	16,529	35,118

Total other income (expenses)	(15,708)	(12,428)	(6,780)

Loss before income taxes	(47,243)	(24,432)	(48,096)
Benefit from income taxes	10,772	4,846	14,624

Net loss	$(36,471)	$(19,586)	$(33,472)

Net loss per share:
Basic	$(0.81)	$(0.43)	$(0.73)

Diluted	$(0.81)	$(0.43)	$(0.73)

Weighted average shares outstanding:
Basic	45,004	45,561	45,997

Diluted	45,004	45,561	45,997

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2009, 2010 and 2011

	2009	2010	2011
	(In thousands)
Net loss	$(36,471)	$(19,586)	$(33,472)
Unrealized hedging gains (losses), net of benefit from (provision for) income taxes of $4,891, $— and ($161)	(9,083)	—	298
Net change in unrealized gains and losses on marketable securities, net of benefit from (provision for) income taxes of ($16,487), ($923) and $6,543	30,619	1,711	(12,152)

Other comprehensive income (loss)	21,536	1,711	(11,854)

Comprehensive loss	$(14,935)	$(17,875)	$(45,326)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2010 and 2011

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehe- nsive Income	Total
	(In thousands)
Balance at December 31, 2008	46,442	$23,221	$415,875	$613,906	$9,083	$1,062,085
Exercise of stock options and warrants	113	57	2,024	—	—	2,081
Stock-based compensation	549	274	15,509	—	—	15,783
Excess income taxes from stock-based compensation	—	—	1,097	—	—	1,097
Net loss	—	—	—	(36,471)	—	(36,471)
Other comprehensive income	—	—	—	—	21,536	21,536

Balance at December 31, 2009	47,104	23,552	434,505	577,435	30,619	1,066,111
Exercise of stock options	184	92	1,335	—	—	1,427
Stock-based compensation	418	209	17,168	—	—	17,377
Excess income taxes from stock-based compensation	—	—	1,491	—	—	1,491
Net loss	—	—	—	(19,586)	—	(19,586)
Other comprehensive income	—	—	—	—	1,711	1,711

Balance at December 31, 2010	47,706	23,853	454,499	557,849	32,330	1,068,531
Stock-based compensation	419	210	14,822	—	—	15,032
Excess income taxes from stock-based compensation	—	—	(612)	—	—	(612)
Net loss	—	—	—	(33,472)	—	(33,472)
Other comprehensive loss	—	—	—	—	(11,854)	(11,854)

Balance at December 31, 2011	48,125	$24,063	$468,709	$524,377	$20,476	$1,037,625

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2010 and 2011

	63.15	63.15	63.15
	2009	2010	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,471)	$(19,586)	$(33,472)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of assets	(213)	10,103	(35,061)
Deferred income taxes	30,796	(4,617)	(14,652)
Dry hole costs and leasehold impairments	—	—	9,819
Impairment of oil and gas properties	115	224	60,817
Depreciation, depletion and amortization	213,238	213,809	290,776
Debt issuance cost and discount amortization	1,162	2,436	4,300
Stock-based compensation	15,783	17,377	15,032
Excess income taxes from stock-based compensation	(1,097)	(1,491)	612
Decrease (increase) in accounts receivable	1,997	(4,432)	(9,046)
Decrease (increase) in other current assets	(27,927)	48,070	3,311
Increase (decrease) in accounts payable and accrued expenses	(21,126)	49,769	(7,532)

Net cash provided by operating activities	176,257	311,662	284,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(349,987)	(537,400)	(1,005,503)
Proceeds from sales of properties	1,210	66,428	—
Proceeds from sales of marketable securities	—	30,499	53,417

Net cash used for investing activities	(348,777)	(440,473)	(952,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	430,713	110,000	970,000
Principal payments on debt	(170,000)	(68,000)	(287,000)
Debt issuance costs	(7,180)	(4,847)	(8,478)
Proceeds from issuance of common stock	2,081	1,427	—
Excess income taxes from stock-based compensation	1,097	1,491	(612)

Net cash provided by financing activities	256,711	40,071	673,910

Net increase (decrease) in cash and cash equivalents	84,191	(88,740)	6,728
Cash and cash equivalents, beginning of the year	6,281	90,472	1,732

Cash and cash equivalents, end of the year	$90,472	$1,732	$8,460

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

Marketable Securities

As of December 31, 2010 and 2011, the Company owned 3,797,069 and 1,806,000 shares, respectively, of Stone Energy Corporation common stock which was reflected in the consolidated balance sheets as marketable securities. As of December 31, 2010 and 2011, the cost basis of the marketable

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities was $34.9 million and $16.6 million, respectively. As of December 31, 2010 and 2011, the estimated fair value of the marketable securities was $84.6 million and $47.6 million, respectively, after recognizing unrealized gain after income taxes of $32.3 million and $20.2 million, respectively. The Company does not exert influence over the operating and financial policies of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During 2010 and 2011 the Company sold 1,520,000 and 1,991,000 shares of Stone common stock for proceeds of $30.5 million and $53.4 million, respectively. Comstock realized gains before income taxes of $16.5 million and $35.1 million on these sales during 2010 and 2011, respectively. The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Other Current Assets

Other current assets at December 31, 2010 and 2011 consist of the following:

	As of December 31,
	2010	2011
	(In thousands)
Pipe inventory	$1,552	$2,314
Drilling advances	194	—
Derivative financial instruments	—	459
Prepaid expenses	381	397
Production tax refunds receivable	2,500	—
Other	48	85

	$4,675	$3,255

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Acquisition costs for proved oil and natural gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to expense as incurred. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. During 2011 an impairment charge of $9.8 million was recognized in exploration expense related to certain leases that the Company no longer expects to drill on. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company periodically assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The fair value is based upon estimated discounted future cash flows which are derived from Level 3 inputs. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. Costs are also projected to escalate at a rate that is based upon the Company’s historical experience. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year and is limited to proved reserves. The Company recognized impairment charges related to its oil and gas properties of $0.1 million, $0.2 million and $60.8 million in 2009, 2010, and 2011, respectively.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and an airplane which are depreciated over estimated useful lives ranging from three to 31 1/2 years on a straight-line basis.

Accrued Expenses

Accrued expenses at December 31, 2010 and 2011 consist of the following:

	As of December 31,
	2010	2011
	(In thousands)
Accrued oil and gas property acquisition costs	$—	$31,988
Accrued drilling costs	19,040	29,291
Other	21,450	24,223

	$40,490	$85,502

Reserve for Future Abandonment Costs

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s total estimated liability:

	2009	2010	2011
	(In thousands)
Reserve for Future Abandonment Costs at beginning of the year	$5,480	$6,561	$6,674
New wells placed on production and changes in estimates	853	934	6,256
Acquisition liabilities assumed	—	—	741
Liabilities settled and assets disposed of	(86)	(1,212)	(56)
Accretion expense	314	391	382

Reserve for Future Abandonment Costs at end of the year	$6,561	$6,674	$13,997

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

Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments (including certain derivative instruments embedded in other contracts) as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on a discounted cash flow model and quotes obtained from the counterparties to the derivative contract. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. Derivative financial instruments that are not accounted for as hedges are adjusted to fair value through income. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

Major Purchasers

In 2011 the Company had two purchasers of its oil and natural gas production that accounted for 49% and 14%, respectively, of total oil and gas sales. In 2010 the Company had one purchaser of its oil and natural gas production that accounted for 39% of total oil and gas sales. In 2009 the Company had two purchasers of its oil and natural gas production that accounted for 22% and 11%, respectively, of total

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2010 or 2011. Sales of crude oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as operating expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $10.2 million, $10.6 million and $10.5 million in 2009, 2010 and 2011, respectively.

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

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for 2009, 2010 and 2011 were determined as follows:

	2009			2010			2011
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)
Net Loss	$(36,471)			$(19,586)			$(33,472)
Income Allocable to Unvested Stock Grants	—			—			—

Basic Net Loss Attributable to Common Stock	$(36,471)	45,004	$(0.81)	$(19,586)	45,561	$(0.43)	$(33,472)	45,997	$(0.73)

Effect of Dilutive Securities:
Stock Options	—	—		—	—		—	—

Diluted Net Loss Attributable to Common Stock	$(36,471)	45,004	$(0.81)	$(19,586)	45,561	$(0.43)	$(33,472)	45,997	$(0.73)

At December 31, 2009, 2010 and 2011, 2,036,450, 2,069,275 and 2,114,520 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2009	2010	2011
	(In thousands)
Unvested restricted stock	1,583	1,715	1,683

The shares of unvested stock were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period.

Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from determination of diluted earnings per share were as follows:

	2009	2010	2011
	(In thousands except per share data)
Weighted average anti-dilutive stock options	447	240	215
Weighted average exercise price	$24.93	$35.98	$36.42

All stock options were excluded as anti-dilutive due to the net loss in each period.

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash equivalents held in bank accounts and marketable securities comprised of shares of Stone common stock, and derivative financial instruments in the form of oil or natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

Level 1 – Inputs used to measure fair value are unadjusted quoted prices that are available in active markets for the identical assets or liabilities as of the reporting date.

Level 2 – Inputs used to measure fair value, other than quoted prices included in Level 1, are either directly or indirectly observable as of the reporting date through correlation with market data,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s cash and marketable securities valuation are based on Level 1 measurements. The Company’s oil and natural gas price swap agreements were not traded on a public exchange, and their value was determined utilizing a discounted cash flow model based on inputs that are not readily available in public markets and, according, the valuation of these swap agreements was categorized as a Level 3 measurement.

The following table summarizes financial assets accounted for at fair value as of December 31, 2011:

	Carrying Value Measured at Fair Value at December 31, 2011	Level 1	Level 3
	(In thousands)
Items measured at fair value on a recurring basis:
Cash held in bank accounts	$8,460	$8,460	$—
Marketable securities	47,642	47,642	—
Derivative financial instruments	459	—	459

Total assets	$56,561	$56,102	$459

The Company had no derivative financial instruments as of December 31, 2010. As of December 31, 2011 the Company had oil price swap agreements for 1,440,000 barrels of oil in 2012 with a fair value of $0.5 million. The Company has recognized a current asset for this amount, and has recognized an unrealized gain of $0.3 million, net of income taxes of $0.2 million, which is included in other comprehensive income.

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 3 liabilities, for the years ended December 31, 2009, 2010 and 2011:

	2009	2010	2011
	(In thousands)
Balance beginning of period	$13,974	$—	$—
Purchases and settlements (net)	(26,322)	—	—
Total realized or unrealized gains (losses):
Realized gains included in earnings	26,322	—	—
Unrealized gains (losses) included in other comprehensive income	(13,974)	—	459

Balance end of period	$—	$—	$459

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of December 31, 2010 and 2011:

	2010		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$513,372	$518,930	$1,196,908	$1,167,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of December 31, 2010 and 2011. The fair value of the floating rate debt outstanding at December 31, 2011 approximated its carrying value.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the years ended December 31, 2009, 2010 and 2011, respectively, were as follows:

	2009	2010	2011
	(In thousands)
Cash Payments:
Interest payments	$15,827	$40,467	$49,109
Income tax payments (refunds)	$(4,924)	$(48,575)	$(1,403)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $6.6 million, $13.0 million and $13.2 million in 2009, 2010 and 2011, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Income (Loss)

Comprehensive loss consists of the following:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Net Loss	$(36,471)	$(19,586)	$(33,472)
Other comprehensive loss:
Realized gain on marketable securities reclassified to earnings, net of provision for income taxes of ($5,785) in 2010 and ($12,291) in 2011	—	(10,744)	(22,827)
Unrealized hedging gains (losses), net of benefit from (provision for) income taxes of $4,891 in 2009 and ($161) in 2011	(9,083)	—	298
Unrealized gains on marketable securities, net of provision for income taxes of $16,487 in 2009, $6,707 in 2010 and $5,748 in 2011	30,619	12,455	10,675

Total comprehensive loss	$(14,935)	$(17,875)	$(45,326)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the years ended December 31, 2009, 2010 and 2011:

	Oil and Natural Gas Price Swap Agreements	Marketable Securities	Total Accumulated Comprehensive Income
	(In thousands)
Balance as of December 31, 2008	$9,083	$—	$9,083
Reclassification to earnings	26,322	—	26,322
Changes in value	(35,405)	30,619	(4,786)

Balance as of December 31, 2009	—	30,619	30,619
Reclassification to earnings	—	(10,744)	(10,744)
Changes in value	—	12,455	12,455

Balance as of December 31, 2010	—	32,330	32,330
Reclassification to earnings	—	(22,827)	(22,827)
Changes in value	298	10,675	10,973

Balance as of December 31, 2011	$298	$20,178	$20,476

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

In January 2012 the Company adopted a plan of disposal for certain of its oil and natural gas properties in South Texas and North Louisiana. Comstock has engaged an advisor to market the properties to a broad group of industry participants. These properties have a net carrying value of $91.7 million and an asset retirement obligation of $0.8 million as of December 31, 2011. The Company expects to reclassify these assets as held for sale in its financial statements in 2012.

(2)   Acquisitions and Dispositions of Oil and Gas Properties

On December 29, 2011, the Company completed an acquisition, from an unrelated party, of oil and gas properties in the Delaware Basin located in Reeves County in West Texas (the “Delaware Basin Acquisition”). Total cash consideration paid was approximately $334.7 million and was funded with borrowings under the Company’s bank credit facility. The Company acquired proved oil and gas reserves of 25.2 million barrels of oil equivalent and leases covering 43,591 net acres. The effective date of the acquisition was November 1, 2011. Concurrent with the Delaware Basin Acquisition, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. In connection with this reverse like-kind exchange, Comstock assigned the right to acquire ownership in the oil and gas properties that were acquired to a variable interest entity formed by an exchange accommodation titleholder. Comstock operates these properties pursuant to lease and management agreements with that entity, and has a call option which allows the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company is the primary beneficiary of these arrangements, the properties acquired are included in its consolidated balance sheet as of December 29, 2011, and all revenues earned and expenses incurred related to the properties will be included in the Company’s consolidated results of operations during the

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the agreements. These agreements will terminate upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock no later than June 26, 2012, the expiration date for this exchange.

The preliminary purchase price allocation, before final post-closing adjustments which are expected to be finalized during 2012, is as follows:

(In thousands)
Consideration paid:
Cash	$334,661

Total consideration paid	$334,661

Amounts recognized for the preliminary fair value of assets acquired and liabilities assumed were as follows:

(In thousands)
Proved properties	$202,523
Unproved properties	143,751
Asset retirement obligation	(741)
Liabilities assumed	(10,872)

Net fair value of properties acquired and liabilities assumed	$334,661

Comstock considered the Delaware Basin Acquisition a business combination and estimated the fair value of the properties as of December 29, 2011, the acquisition date. To estimate the fair value of the properties, the Company used a net asset value approach. The Company utilized a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows:

•	Estimated ultimate recovery of oil and natural gas;

•	Estimated future commodity prices based on NYMEX crude oil and natural gas futures prices adjusted for estimated location and quality differentials as well as related transportation costs;

•	Estimated future production rates; and

•	Estimated timing and amounts of future operating and development costs.

To estimate the fair value of proved properties, the Company discounted the future net cash flows using a market-based rate that the Company determined appropriate at the acquisition date for the various proved reserve categories. To compensate for the inherent risk of estimating and valuing unproved properties, the Company reduced the discounted future net cash flows of the unproved properties by additional risk-weighting factors. Due to the unobservable nature of the inputs, the fair values of the proved and unproved oil and gas properties are considered Level 3 fair value measurements.

On December 30, 2011, the Company acquired oil and gas properties in North Louisiana from a third party for $27.1 million. This acquisition included proved oil and gas reserves of 13 billion cubic feet of natural gas equivalent and leases covering 3,500 net acres. The purchase price was allocated $16.9 million to proved properties and $10.2 million to unproved properties.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not presented pro forma information for the acquisitions as their impact was not material to the consolidated balance sheet or results of operations for the year ended December 31, 2011. The results of operations from the acquired properties are included in the Company’s consolidated financial statements from the closing dates of December 29, 2011 and December 30, 2011, respectively. Revenue and net income related to the acquired properties for the year ended December 31, 2011 was insignificant.

In December 2010, the Company sold its oil and gas properties in Mississippi to a third party and received net proceeds of $65.3 million. Comstock recognized a loss of $25.8 million on this sale.

(3)   Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2010	2011
	(In thousands)
Unproved properties	$225,884	$369,096
Proved properties:
Leasehold costs	821,085	1,162,094
Wells and related equipment and facilities	1,753,632	2,314,052
Accumulated depreciation depletion and amortization	(996,750)	(1,349,871)

	$1,803,851	$2,495,371

Costs Incurred

	For the Years Ended December 31,
	2009	2010	2011
	(In thousands)
Property Acquisitions:
Unproved property acquisitions	$26,040	$134,728	$255,699
Proved property acquisitions	—	—	219,402
Development costs	218,191	315,041	496,506
Exploration costs	101,956	87,823	83,182

	$346,187	$537,592	$1,054,789

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)   Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2010	2011
	(In thousands)
Bank credit facility	$45,000	$600,000
6 7/8% senior notes due 2012	172,000	—
8 3/8% senior notes due 2017	300,000	300,000
Discount related to 8 3/8% senior notes due 2017	(3,628)	(3,092)
7 3/4% senior notes due 2019	—	300,000

	$513,372	$1,196,908

The discount on the 8 3/8% senior notes is being amortized over the life of the senior notes using the effective interest rate method.

The following table summarizes Comstock’s debt as of December 31, 2011 by year of maturity:

	2012	2013	2014	2015	2016	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$600,000	$—	$—	$600,000
8 3/8% senior notes	—	—	—	—	—	296,908	296,908
7 3/4% senior notes	—	—	—	—	—	300,000	300,000

	$—	$—	$—	$600,000	$—	$596,908	$1,196,908

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2011, the borrowing base was $610.0 million, plus an additional $90.0 million available through December 31, 2012 for a total of $700.0 million, $100.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 4.0% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 3.0%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of December 31, 2011.

On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations of Comstock and are guaranteed by all of the Company’s material subsidiaries. Comstock also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. Comstock controls a variable interest entity that was formed in connection with its reverse like-kind tax exchange and this entity is also a guarantor of the 2017 Notes and the 2019 Notes. As of December 31, 2011, Comstock had no material assets or operations which are independent of its subsidiaries or its consolidated variable interest entity. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

On January 1, 2011, Comstock had $172.0 million in principal amount of 6 7/8% senior notes outstanding due in 2012 (the “2012 Notes”). Comstock redeemed all of the 2012 Notes in 2011 for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

(5)   Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2009, 2010 and 2011 was $1.2 million, $1.3 million and $1.1 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)
2012	$1,927
2013	1,927
2014	1,955
2015	1,994
2016	1,994
Thereafter	8,761

$18,558

As of December 31, 2011, the Company had commitments for contracted drilling rigs of $86.3 million through November 2015. The Company has also entered into agreements for well completion services through June 30, 2012 with minimum future payments of $3.0 million.

The Company has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2011 totaled $34.1 million.

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations and no material amounts are accrued relative to these matters at December 31, 2010 or 2011.

(6)   Stockholders’ Equity

The authorized capital stock of Comstock consists of 75 million shares of common stock, $.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2010 or 2011.

(7)   Stock-based Compensation

The Company grants restricted shares of common stock and stock options to key employees and directors as part of their compensation under the 2009 Long-term Incentive Plan. Future awards of stock options, restricted stock grants or other equity awards under the 2009 Long-term Incentive Plan are available with up to 2,582,455 shares of common stock.

During 2009, 2010 and 2011, the Company had $15.8 million, $17.4 million and $15.0 million, respectively, in stock-based compensation expense which is in general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation recognized in additional paid in capital totaled $1.1 million and $1.5 million for the years ended December 31, 2009 and 2010, respectively. An excess tax provision from tax deductions associated with stock-based compensation of $0.6 million was recognized in additional paid in capital for the year ended December 31, 2011.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. Total compensation expense recognized for all outstanding stock options for the years ended December 31, 2009 and 2010 was $0.8 million and $0.4 million, respectively.

The Company did not issue any stock options during 2009, 2010 or 2011. The following table summarizes information related to stock options outstanding at December 31, 2011:

Exercise Price	Weighted Average Remaining Life (in years)	Number of Options Outstanding	Number of Options Exercisable
$29.49	0.3	30,000	30,000
$32.50	3.9	54,500	54,500
$33.22	5.0	78,650	78,650
$54.36	1.4	40,000	40,000

		203,150	203,150

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock option activity under the Company’s incentive plans for the year ended December 31, 2011:

	2011
	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	237,150	$36.05
Expired and forfeited	(34,000)	$32.53

Outstanding at December 31, 2011	203,150	$36.64

Vested and Exercisable at December 31, 2011	203,150	$36.64

	2009	2010	2011
	(In thousands)
Cash received for options exercised	$689	$1,427	$—
Actual tax benefit realized	$646	$4,221	$—

As of December 31, 2010, all compensation cost related to stock options had been recognized. Stock options outstanding at December 31, 2011 had no intrinsic value based on the closing price for the Company’s common stock on December 31, 2011. The total intrinsic value of options exercised was $0.6 million and $4.2 million for the years ended December 31, 2009 and 2010, respectively. There were no stock option exercises in 2011.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. Total compensation expense recognized for restricted stock grants was $15.0 million, $17.0 million and $15.0 million for the years ended December 31, 2009, 2010 and 2011, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price. A summary of restricted stock activity for the year ended December 31, 2011 is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2011	2,069,275	$34.99
Granted	506,070	$18.31
Vested	(373,950)	$33.81
Forfeitures	(86,875)	$33.91

Outstanding at December 31, 2011	2,114,520	$31.25

The per share weighted average fair value of restricted stock grants in 2009, 2010 and 2011 was $36.80, $25.61 and $18.31, respectively. Total unrecognized compensation cost related to unvested restricted stock of $28.5 million as of December 31, 2011 is expected to be recognized over a period of 2.6 years. The fair value of restricted stock which vested in 2009, 2010 and 2011 was $9.4 million, $15.1 million and $9.3 million, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)   Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $358,000, $341,000 and $323,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

(9)   Income Taxes

The following is an analysis of the consolidated income tax benefit:

	2009	2010	2011
	(In thousands)
Current	$(41,568)	$(229)	$28
Deferred	30,796	(4,617)	(14,652)

	$(10,772)	$(4,846)	$(14,624)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	$(14,624)	$(14,624)	$(14,624)
	2009	2010	2011
	(In thousands)
Tax expense (benefit) at statutory rate	$(16,535)	$(8,551)	$(16,834)
Tax effect of:
Nondeductible compensation	4,339	4,253	2,753
State taxes, net of federal tax benefit	441	(343)	(741)
Net operating loss carryback adjustments	—	(369)	—
Other	983	164	198

Total	$(10,772)	$(4,846)	$(14,624)

	$(14,624)	$(14,624)	$(14,624)
	2009	2010	2011
Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	(9.2)	(17.4)	(5.7)
State taxes, net of federal tax benefit	(0.9)	1.4	1.5
Net operating loss carryback adjustments	—	1.5	—
Other	(2.1)	(0.7)	(0.4)

Effective tax rate	22.8%	19.8%	30.4%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2010 and 2011 were as follows:

	2010	2011
	(In thousands)
Current deferred tax liabilities:
Marketable securities	$(10,339)	$(7,503)
Derivative financial instruments	—	(161)

Net current deferred tax liability	(10,339)	(7,664)

Noncurrent deferred tax liabilities:
Property and equipment	(249,429)	(253,580)
Other assets	7,910	8,772
Net operating loss carryforwards	36,062	47,320
Alternative minimum tax carryforward	18,916	19,093
Valuation allowance on net operating loss carryforwards	(27,125)	(19,630)
Other	(4,327)	(3,680)

Net noncurrent deferred tax liability	(217,993)	(201,705)

Net deferred tax liability	$(228,332)	$(209,369)

At December 31, 2011, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss — U.S. federal	2017 — 2031	$63,223
Net operating loss — Louisiana	2011 — 2026	$484,462
Alternative minimum tax credits	Unlimited	$19,093

Utilization of $36.9 million of the U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company, and a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $222.8 million, with a tax effect of $11.6 million, has been established against the Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

The Company’s federal income tax returns for the years subsequent to December 31, 2006 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2006. State tax returns in two state jurisdictions are currently under review. The Company currently believes that resolution of these matters will not have a material impact on its financial statements. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

(10)    Derivative Financial Instruments and Hedging Activities

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

In January 2008, Comstock entered into natural gas swaps to fix the price at $8.00 per Mmbtu (at the Houston Ship Channel) for 520,000 Mmbtu’s per month of production for the period February 2008 through December 2009. The Company designated these swaps at their inception as cash flow hedges. Realized gains and losses were included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they were effective in offsetting cash flows attributable to the hedged risk were recorded in other comprehensive income until the hedged item was recognized in earnings. Changes in fair value resulting from ineffectiveness was recognized currently in oil and natural gas sales as unrealized gains (losses). The Company realized gains of $26.3 million on the natural gas price swaps settled during 2009 which are included in oil and gas sales in the accompanying consolidated statements of operations.

In December 2011, Comstock entered into oil price swap agreements for 1,440,000 barrels of its expected 2012 oil production. The oil price swap agreements fix the NYMEX West Texas Intermediate (“WTI”) oil price at $99.17 per barrel. The Company had no derivative financial instruments outstanding as of December 31, 2010. Subsequent to December 31, 2011, the Company increased the hedged 2012 oil production to 1,710,000 barrels at an average NYMEX WTI oil price of $99.46 per barrel. Comstock also has entered into oil price swap agreements covering 1,080,000 barrels of the Company’s expected 2013 oil production at a NYMEX WTI price of $100.33 per barrel.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)    Supplementary Quarterly Financial Data (Unaudited)

	2010
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$106,089	$90,682	$79,720	$72,650	$349,141

Income (loss) from operations	$15,188	$123	$2,095	$(29,410)	$(12,004)

Net income (loss)	$7,342	$(1,619)	$(4,700)	$(20,609)	$(19,586)

Net income (loss) per share:
Basic	$0.16	$(0.04)	$(0.10)	$(0.45)	$(0.43)
Diluted	$0.16	$(0.04)	$(0.10)	$(0.45)	$(0.43)

	2011
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$88,038	$112,451	$119,422	$114,456	$434,367

Income (loss) from operations	$(8,263)	$8,378	$12,086	$(53,517)	$(41,316)

Net income (loss)	$2,404	$3,949	$1,309	$(41,134)	$(33,472)

Net income (loss) per share:
Basic	$0.05	$0.08	$0.03	$(0.89)	$(0.73)
Diluted	$0.05	$0.08	$0.03	$(0.89)	$(0.73)

Results of operations for the second and fourth quarters of 2010 included gains on sales of marketable securities of $5.7 million and $10.8 million, respectively. Results for the fourth quarter of 2010 included a loss on sale of oil and gas properties of $25.8 million. Result of operations for the first, second, third and fourth quarters of 2011 included gains on sales of marketable securities of $21.2 million, $8.5 million, $2.5 million and $2.9 million, respectively. Results of operations for the first quarter of 2011 include $9.8 million of impairments of unproved oil and natural gas properties and results of operations for the fourth quarter of 2011 include $60.8 million of impairments of proved oil and natural gas properties.

Basic and diluted per share amounts are the same for each of the quarters ended June 30, 2010, September 30, 2010, December 31, 2010, and December 31, 2011 and for the years ended December 31, 2010 and December 31, 2011 due to the net loss reported during each of these periods.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)    Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of crude oil and natural gas reserves for each of the three years ended December 31, 2011:

	2009		2010		2011
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of year	9,668	523,643	7,214	682,389	4,219	1,025,633
Revisions of previous estimates	(1,590)	(130,224)	351	(6,137)	8	(36,150)
Extensions and discoveries	19	349,920	1,484	421,657	9,845	169,188
Purchases of minerals in place	—	—	—	—	18,865	50,554
Sales of minerals in place	(108)	(130)	(4,115)	(3,303)	—	—
Production	(775)	(60,820)	(715)	(68,973)	(838)	(90,593)

End of year	7,214	682,389	4,219	1,025,633	32,099	1,118,632

Proved Developed Reserves:
Beginning of year	5,446	354,934	4,894	367,102	2,961	506,809

End of year	4,894	367,102	2,961	506,809	8,405	550,474

The proved oil and gas reserves utilized in the preparation of the financial statements were estimated by Lee Keeling and Associates, independent petroleum consultants, in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company’s reserves are located onshore in the continental United States of America.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2010 and 2011:

	2010	2011
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$4,584,382	$7,656,654
Future Costs:
Production	(1,625,133)	(2,259,147)
Development and Abandonment	(1,350,391)	(2,174,656)
Future Income Taxes	(386,919)	(843,266)

Future Net Cash Flows	1,221,939	2,379,585
10% Discount Factor	(615,803)	(1,266,090)

Standardized Measure of Discounted Future Net Cash Flows	$606,136	$1,113,495

The standardized measure of discounted future net cash flows at the end of 2010 and 2011 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $76.31 per barrel of oil and $4.16 per Mcf of natural gas for 2010 and $92.93 per barrel of oil and $4.18 per Mcf of natural gas for 2011. Prices used in determining quantities of oil and natural

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the Company’s sales point. These prices have been adjusted from posted or index prices for both location and quality differences.

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

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2009, 2010 and 2011:

	2009	2010	2011
	(In thousands)
Standardized Measure, Beginning of Year	$636,291	$426,590	$606,136
Net change in sales price, net of production costs	(436,544)	141,570	1,061
Development costs incurred during the year which were previously estimated	49,029	69,216	205,418
Revisions of quantity estimates	(176,742)	(5,433)	(50,398)
Accretion of discount	82,011	48,911	79,763
Changes in future development and abandonment costs	144,388	(15,201)	10,151
Changes in timing and other	52,762	66,657	(58,049)
Extensions and discoveries	177,264	321,909	540,937
Purchases of minerals in place	—	—	316,118
Sales of minerals in place	(1,480)	(50,651)	—
Sales, net of production costs	(221,684)	(268,466)	(355,654)
Net changes in income taxes	121,295	(128,966)	(181,988)

Standardized Measure, End of Year	$426,590	$606,136	$1,113,495