Form 10-Q
period 2012-03-31
COMSTOCK RESOURCES INC
filed 2012-05-04
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-03262

COMSTOCK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	94-1667468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034

(Address of principal executive offices)

Telephone No.: (972) 668-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of May 4, 2012 was 48,114,546.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2012

INDEX

		Page
PART I. Financial Information

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets - March 31, 2012 and December 31, 2011	4
	Consolidated Statements of Operations - Three Months ended March 31, 2012 and 2011	5
	Consolidated Statements of Comprehensive Income (Loss) - Three Months ended March 31, 2012 and 2011	6
	Consolidated Statement of Stockholders’ Equity Three Months ended March 31, 2012	7
	Consolidated Statements of Cash Flows - Three Months ended March 31, 2012 and 2011	8
	Notes to Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	23

PART II. Other Information

Item 6.	Exhibits	24

	EX-31.1
	EX-31.2
	EX-32.2
	EX-101 INSTANCE DOCUMENT
	EX-101 SCHEMA DOCUMENT
	EX-101 CALCULATION LINKBASE DOCUMENT
	EX-101 LABELS LINKBASE DOCUMENT
	EX-101 PRESENTATION LINKBASE DOCUMENT
	EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands)
ASSETS
Cash and Cash Equivalents	$3,750	$8,460
Restricted Cash	9,549	—
Accounts Receivable:
Oil and gas sales	45,010	47,082
Joint interest operations	6,908	6,651
Marketable Securities	17,154	47,642
Assets Held for Sale	91,520	—
Other Current Assets	2,908	3,255

Total current assets	176,799	113,090
Property and Equipment:
Unevaluated oil and gas properties	367,504	369,096
Oil and gas properties, successful efforts method	3,365,237	3,476,146
Other	18,047	18,062
Accumulated depreciation, depletion and amortization	(1,233,116)	(1,353,459)

Net property and equipment	2,517,672	2,509,845
Other Assets	16,201	16,949

	$2,710,672	$2,639,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$148,633	$94,041
Deferred Income Taxes	311	7,664
Accrued Expenses	93,295	85,502
Derivative Financial Instruments	7,821	—

Total current liabilities	250,060	187,207
Long-term Debt	1,207,042	1,196,908
Deferred Income Taxes	208,078	201,705
Derivative Financial Instruments	2,205	—
Reserve for Future Abandonment Costs	13,536	13,997
Other Non-Current Liabilities	2,394	2,442

Total liabilities	1,683,315	1,602,259
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 48,114,546 and 48,125,296 shares outstanding at March 31, 2012 and December 31, 2011, respectively	24,058	24,063
Additional paid-in capital	470,844	468,709
Retained earnings	531,236	524,377
Accumulated other comprehensive income	1,219	20,476

Total stockholders’ equity	1,027,357	1,037,625

	$2,710,672	$2,639,884

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$110,335	$88,038
Gain on sale of oil and gas properties	6,727	—

Total revenues	117,062	88,038

Operating expenses:
Production taxes	3,637	726
Gathering and transportation	7,892	5,628
Lease operating	14,749	11,548
Exploration	1,353	9,537
Depreciation, depletion and amortization	79,097	60,325
Impairment of oil and gas properties	49	—
Loss on sale of oil and gas properties	—	109
General and administrative, net	8,798	8,428

Total operating expenses	115,575	96,301

Operating income (loss)	1,487	(8,263)
Other income (expenses):
Interest expense	(13,237)	(10,284)
Gain on sale of marketable securities	26,621	21,249
Other income (expense)	(23)	310

Total other income (expenses)	13,361	11,275

Income before income taxes	14,848	3,012
Provision for income taxes	(7,989)	(608)

Net income	$6,859	$2,404

Net income per share:
Basic	$0.14	$0.05

Diluted	$0.14	$0.05

Weighted average shares outstanding:
Basic	46,372	45,974

Diluted	46,372	45,974

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$6,859	$2,404
Unrealized hedging losses, net of benefit from income taxes of $3,578 and $—	(6,645)	—
Net change in unrealized gains and losses on marketable securities, net of benefit from (provision for) income taxes of $6,793 and ($3,122)	(12,612)	5,798

Other comprehensive income (loss)	(19,257)	5,798

Comprehensive income (loss)	$(12,398)	$8,202

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2012	48,125	$24,063	$468,709	$524,377	$20,476	$1,037,625
Stock-based compensation	(10)	(5)	3,540	—	—	3,535
Excess income taxes from stock-based compensation	—	—	(1,405)	—	—	(1,405)
Net income	—	—	—	6,859	—	6,859
Other comprehensive loss	—	—	—	—	(19,257)	(19,257)

Balance at March 31, 2012	48,115	$24,058	$470,844	$531,236	$1,219	$1,027,357

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,859	$2,404
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of assets	(33,348)	(21,140)
Deferred income taxes	8,072	449
Dry hole costs and lease impairments	1,315	9,454
Impairment of oil and gas properties	49	—
Depreciation, depletion and amortization	79,097	60,325
Debt issuance cost and discount amortization	944	1,465
Stock-based compensation	3,535	3,162
Excess income taxes from stock-based compensation	1,405	487
Unrealized loss on derivatives	262	—
(Increase) decrease in accounts receivable	1,815	(5,299)
Increase in other current assets	(199)	(1,116)
Increase in accounts payable and accrued expenses	63,374	736

Net cash provided by operating activities	133,180	50,927

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(184,128)	(158,140)
Proceeds from asset sales	37,705	33,741

Net cash used for investing activities	(146,423)	(124,399)

CASH FLOWS FROM FINANCING ACTIVITIES:

Borrowings	10,000	370,000
Principal payments on debt	—	(287,000)
Debt issuance costs	(62)	(6,577)
Excess income taxes from stock-based compensation	(1,405)	(487)

Net cash provided by financing activities	8,533	75,936

Net increase (decrease) in cash and cash equivalents	(4,710)	2,464
Cash and cash equivalents, beginning of period	8,460	1,732

Cash and cash equivalents, end of period	$3,750	$4,196

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2012 and the related results of operations and cash flows for the three months ended March 31, 2012 and 2011.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three months ended March 31, 2012 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. The consolidated financial statements also include the accounts of a variable interest entity where the Company is the primary beneficiary of the arrangements. Intercompany balances and transactions have been eliminated in consolidation.

In connection with a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the Company has assigned the rights to acquire ownership of certain oil and gas properties acquired in 2011 to a variable interest entity formed by an exchange accommodation titleholder. The Company operates these properties pursuant to lease and management agreements with that entity, and has a call option which allows the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company is the primary beneficiary of these arrangements, the properties acquired are included in its consolidated balance sheets as of December 31, 2011 and March 31, 2012, and all revenues and expenses incurred related to the properties are included in the Company’s consolidated results of operations for the three months ended March 31, 2012. These agreements will terminate upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock no later than June 26, 2012, the expiration date of the exchange. The assets and liabilities of the variable interest entity as of March 31, 2012 included restricted cash of $9.5 million, unproved oil and gas properties of $143.8 million, proved oil and gas properties of $201.0 million, and an asset retirement obligation of $0.7 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Marketable Securities

As of March 31, 2012 the Company held 600,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheets as marketable securities. As of March 31, 2012, the cost basis of the marketable securities was $5.5 million and the estimated fair value was $17.2 million, after recognizing an unrealized gain after income taxes of $7.6 million. The Company utilizes the specific identification method to determine the cost of any securities sold. During the three months ended March 31, 2012, the Company sold 1.2 million shares of Stone Energy Corporation common stock and received proceeds of $37.7 million. Comstock realized a gain before income taxes of $26.6 million on the sale which is included in other income in the consolidated statements of operations. During the three months ended March 31, 2011 the Company sold 1,371,000 shares of Stone common stock for proceeds of $33.8 million and realized a gain before income taxes of $21.2 million.

Assets Held for Sale

At March 31, 2012, the Company classified the net book value of certain of its oil and gas properties located in Tyler and Polk counties in South Texas and Lincoln Parish in North Louisiana as assets held for sale in its consolidated balance sheet. The Company has entered into an agreement to sell these properties to a third party for $118.5 million, subject to customary purchase price adjustments and other customary closing conditions. This sale closed on May 1, 2012 with an effective date of January 1, 2012. These assets, which have a carrying value of $91.5 million, are presented at their net book value which is less than the expected net proceeds which will be realized on the sale. The asset retirement obligation related to these properties of $0.8 million is included in accrued expenses in the company’s consolidated balance sheet.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. The Company increased the capitalized costs of its West Texas proved oil and gas properties acquired in 2011 by $3.3 million due to post closing adjustments recognized during the three months ended March 31, 2012.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. During the three months ended March 31, 2012 and 2011, the Company’s assessment of its unevaluated acreage indicated that certain leases were expected to expire prior to the Company conducting drilling operations. Accordingly, impairment charges for these unevaluated properties of $1.3 million and $9.5 million were recognized in exploration expense during the three months ended March 31, 2012 and 2011, respectively.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized impairment charges related to its oil and gas properties of $0.1 million during the three months ended March 31, 2012. There were no impairment charges related to the Company’s oil and gas properties recognized during the three months ended March 31, 2011.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accrued Expenses

Accrued expenses at March 31, 2012 and December 31, 2011 consist of the following:

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Accrued oil and gas property acquisition costs	$16,900	$31,988
Accrued drilling costs	42,521	29,291
Accrued interest	23,319	11,113
Other accrued expenses	10,555	13,110

	$93,295	$85,502

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Beginning future abandonment costs	$13,997	$6,674
Accretion expense	172	92
New wells placed on production and changes in estimates	416	72
Liabilities settled and assets disposed of	(1,049)	(18)

Future abandonment costs — end of period	$13,536	$6,820

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2012 or December 31, 2011.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

All of the Company’s derivative financial instruments at March 31, 2012 and December 31, 2011 were designed as effective cash flow hedges; however, during the three months ended March 31, 2012, certain of the Company’s derivative contracts were determined to be partially ineffective. As of March 31, 2012, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume	Contract Period
Derivatives Designated as Cash Flow Hedges:

Crude Oil Price Swap Agreements	$99.53 per Bbl.	1,350 Mbbl	Apr. 2012 –Dec. 2012
Crude Oil Price Swap Agreements	$100.33 per Bbl.	1,080 Mbbl	Jan. 2013 –Dec. 2013

Realized gains and losses related to derivative financial instruments that are designated as cash flow hedges are included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in other income (expenses) as unrealized gains (losses). The Company realized losses of $1.3 million on the crude oil price swaps and recognized $0.3 million of hedge ineffectiveness during the three months ended March 31, 2012. As of March 31, 2012 the estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was a liability of $10.0 million, of which $7.8 million was classified as current and $2.2 million was classified as long-term, based on estimated settlement dates.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2012 and 2011, the Company recognized $3.5 million and $3.2 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock to its employees and directors.

As of March 31, 2012, Comstock had 1,703,795 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $30.43 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $24.6 million as of March 31, 2012 is expected to be recognized over a period of 2.5 years.

As of March 31, 2012, Comstock had outstanding options to purchase 187,150 shares of common stock at a weighted average exercise price of $36.94 per share. All of the stock options were exercisable and there were no unrecognized costs related to the stock options as of March 31, 2012. No stock options were exercised during the three months ended March 31, 2011 or 2012.

Income Taxes

The following is an analysis of consolidated income tax expense:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Current provision (benefit)	$(83)	$159
Deferred provision	8,072	449

Provision for income taxes	$7,989	$608

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended March 31,
	2012	2011
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	13.1%	(15.7%)
State income taxes, net of federal benefit	4.7%	0.7%
Other	1.0%	0.2%

Effective tax rate	53.8%	20.2%

The Company’s non-deductible stock-based compensation has the effect of increasing the Company’s annualized effective tax rate. In 2011, the effective tax rate reflected the benefit from a decrease in non-deductible compensation which resulted from the early retirement of one of the Company’s executives.

The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2006. State tax returns in two state jurisdictions are currently under review. The Company has evaluated the preliminary findings in these jurisdictions and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore the Company has not established any significant reserves for uncertain tax positions.

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash equivalents held in bank accounts and marketable securities comprised of shares of Stone Energy Corporation common stock, and derivative financial instruments in the form of oil or natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company’s cash and marketable securities valuation are based on Level 1 measurements. The Company’s oil price swap agreements were not traded on a public exchange, and their value was determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements was categorized as a Level 2 measurement.

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2012:

	Carrying Value Measured at Fair Value at March 31, 2012	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$3,750	$3,750
Restricted cash	9,549	9,549
Marketable securities	17,154	17,154

Total assets	$30,453	$30,453

Liabilities measured at fair value on a recurring basis:
Derivative financial instruments	$10,026		$10,026

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 liabilities, for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
(In thousands)
Balance beginning of period	$459
Purchases and settlements (net)	1,354
Hedge ineffectiveness recognized in earnings	262
Total realized or unrealized losses:
Realized losses included in earnings	(1,616)
Unrealized losses included in other comprehensive income	(10,485)

Balance end of period	$(10,026)

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments:

	As of March 31, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$1,207,042	$1,179,250	$1,196,908	$1,167,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of March 31, 2011 and 2012, a level 1 measurement. The fair value of the floating rate debt outstanding at March 31, 2011 and 2012 approximated its carrying value, a level 2 measurement.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, were determined as follows:

	Three Months Ended March 31,
	2012			2011
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net Income	$6,859			$2,404
Income Allocable to Unvested Stock Grants	(249)			(87)

Basic Net Income Attributable to Common Stock	$6,610	46,372	$0.14	$2,317	45,974	$0.05

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income Attributable to Common Stock	$6,610	46,372	$0.14	$2,317	45,974	$0.05

At March 31, 2012 and December 31, 2011, 1,703,795 and 2,114,520 shares of restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Unvested restricted stock	1,750	1,717

Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Weighted average anti-dilutive stock options	190	236
Weighted average exercise price per share	$36.89	$36.05

The excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011 the Company’s cash investments consisted of cash held in bank accounts and restricted cash held by an exchange accommodation titleholder as part of a reverse tax free exchange transaction. The restrictions on this cash will lapse upon termination of the reverse tax free exchange.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash Payments:
Interest payments	$5,274	$7,174
Income tax payments	$22	$—

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months ended March 31, 2012 and 2011, the Company capitalized interest of $5.2 million and $3.1 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$6,859	$2,404
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to earnings, net of a benefit from income taxes of $9,318 in 2012 and $7,437 in 2011	(17,303)	(13,812)
Unrealized gains on marketable securities, net of provision for income taxes of $2,525 in 2012 and $10,559 in 2011	4,691	19,610
Hedge ineffectiveness recognized in earnings, net of a benefit for income taxes of $92	170	—
Unrealized hedging losses, net of benefit from income taxes of $3,670	(6,815)	—

Total comprehensive income (loss)	$(12,398)	$8,202

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the three months ended March 31, 2012:

	Oil Price Swap Agreements	Marketable Securities	Total
	(In thousands)
Balance as of January 1, 2012	$298	$20,178	$20,476
Reclassification to earnings	1,354	(17,303)	(15,949)
Hedge ineffectiveness recognized in earnings	170	—	170
Changes in value	(8,169)	4,691	(3,478)

Balance as of March 31, 2012	$(6,347)	$7,566	$1,219

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2) LONG-TERM DEBT –

At March 31, 2012, long-term debt was comprised of:

(In thousands)
Bank credit facility	$610,000
8 3/8% Senior Notes due 2017	297,042
7 3/4% Senior Notes due 2019	300,000

$1,207,042

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2012, the borrowing base was $610.0 million, plus an additional $90.0 million available through December 31, 2012 for a total of $700.0 million, $90.0 million of which was available. In the connection with the sale of certain oil and gas properties on May 1, 2012, the borrowing base was reduced to $570.0 million plus an additional $85.5 million for a total of $655.5 million. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 4.0% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 3.0%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of March 31, 2012.

On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations of Comstock and are guaranteed by all of the Company’s material subsidiaries. Comstock also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. Comstock controls a variable interest entity that was formed in connection with its reverse like-kind tax exchange and this entity is also a guarantor of the 2017 Notes and the 2019 Notes. As of March 31, 2012, Comstock had no material assets or operations which are independent of its subsidiaries or its consolidated variable interest entity. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of March 31, 2012, the Company had commitments for contracted drilling services of $81.3 million. The Company has also entered into agreements for well completion services through December 31, 2012 which require minimum future payments totaling $4.5 million.

The Company has entered into natural gas transportation agreements to support its production operations in North Louisiana through July 2019. Maximum commitments under these transportation agreements as of March 31, 2012 totaled $31.1 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2011.

Results of Operations

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	506	138
Natural gas (Mmcf)	22,422	19,109
Natural gas equivalent (Mmcfe)	25,458	19,935

Revenues:
Oil sales	$52,641	$12,390
Hedging losses	(1,354)	—

Total oil sales including hedging	51,287	12,390
Natural gas sales	59,048	75,648

Total oil and gas sales	$110,335	$88,038

Expenses:
Production taxes	$3,637	$726
Gathering and transportation	7,892	5,628
Lease operating(1)	14,749	11,548
Exploration expense	1,353	9,537
Depreciation, depletion and amortization	79,097	60,325

Average Sales Price:
Natural gas (per Mcf)	$2.63	$3.96
Oil (per Bbl)	$104.02	$89.94
Oil including hedging (per Bbl)	$101.35	$89.94
Average equivalent (Mcfe)	$4.39	$4.42
Average equivalent including hedging (Mcfe)	$4.33	$4.42

Expenses ($ per Mcfe):
Production taxes	$0.14	$0.04
Gathering and transportation	$0.31	$0.28
Lease operating(1)	$0.58	$0.58
Depreciation, depletion and amortization(2)	$3.23	$3.01

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

In the first quarter of 2012, our oil and natural gas sales increased $22.3 million (25%) to $110.3 million from $88.0 million for the first quarter of 2011. The increase was primarily related to higher oil and gas production and higher oil prices in the quarter offset in part by lower natural gas prices. Our average realized natural gas price decreased by 34% while our average realized oil price increased by 13% in the first quarter of 2012 as compared to the first quarter of 2011. Our production of 25.5 Bcfe in the first quarter of 2012 was 28% higher than the 19.9 Bcfe that we produced in the first quarter of 2011. Production in the first quarter of 2012, which averaged 280 MMcfe per day, was 26% higher than our average daily production in the first quarter of 2011 of 222 MMcfe per day. Our total oil production of 506,000 barrels in the first three months of 2012 increased by 267% above our oil production of 138,000 barrels in the first three months of 2011.

Costs and Expenses –

Production taxes increased $2.9 million to $3.6 million for the first quarter of 2012 from $0.7 million in the first quarter of 2011. This increase is mainly due to our higher oil production in the first quarter of 2012.

Gathering and transportation costs for the first quarter of 2012 increased $2.3 million to $7.9 million as compared to $5.6 million in the first quarter of 2011. The increases mainly reflect the transportation costs relating to increased production from our Haynesville and Bossier shale wells.

Our lease operating expenses increased by $3.2 million to $14.7 million for the first quarter of 2012 as compared to $11.5 million for the first quarter of 2011. The increase is primarily due to the higher oil production in the first quarter of 2012. Our lease operating expense per Mcfe produced of $0.58 per Mcfe for the three months ended March 31, 2012 was comparable to the same period in 2011.

Exploration costs of $1.4 million in the first quarter of 2012 and $9.5 million in the first quarter of 2011 primarily related to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) increased $18.8 million (31%) to $79.1 million in the first quarter of 2012 from $60.3 million in the first quarter of 2011. The increase was primarily the result of our higher production in 2012. Our DD&A per equivalent Mcf produced increased $0.22 (7%) to $3.23 for the three months ended March 31, 2012 from $3.01 for the three months ended March 31, 2011. The higher DD&A rates per Mcfe reflect the higher costs of oil related properties where production has increased substantially in the quarter.

General and administrative expense, which is reported net of overhead reimbursements, of $8.8 million for the first quarter of 2012 increased $0.4 million (4%) from general and administrative expenses of $8.4 million for the first quarter of 2011. Included in general and administrative expense is stock-based compensation of $3.5 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

Interest expense increased $2.9 million to $13.2 million for the first quarter of 2012 from interest expense of $10.3 million in the first quarter of 2011. The increase was primarily related to the increase in debt outstanding during the first quarter of 2012. We had average borrowings of $603.7 million outstanding under our bank credit facility during the first quarter of 2012 as compared to average borrowings of $93.2 million outstanding under our bank credit facility during the first quarter of 2011. We capitalized interest of $5.2 million and $3.1 million on our unevaluated properties during the three months ended March 31, 2012 and 2011, respectively.

During the first quarter of 2012 we recognized a gain of $26.6 million from the sale of approximately 1.2 million shares of common stock in Stone Energy Corporation held as marketable securities and we recognized a gain of $6.7 on the sale of oil and gas properties. During the first quarter of 2011 we recognized a gain of $21.2 million from the sale of marketable securities.

Income tax expense for the first quarter of 2012 of $8.0 million increased by $7.4 million from the provision for income taxes of $0.6 million for the three months ended March 31, 2011. Our effective tax rate for the first three months of 2012 was 53.8% as compared to our effective tax rate of 20.2% for the first three months of 2011.

We reported net income of $6.9 million for the three months ended March 31, 2012 or $0.14 per diluted share, as compared to $2.4 million, or $0.05 per diluted share, for the three months ended March 31, 2011. The increase in earnings in the first quarter of 2012 was primarily due to the higher volumes produced and the gains we realized on sales of oil and gas properties and marketable securities.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the three months ended March 31, 2012, our primary source of funds were cash provided by operating activities of $133.2 million, borrowings of $10.0 million under our bank credit facility and proceeds from sales of assets of $37.7 million. Our net cash flow from operating activities increased $82.3 million (162%) in the first three months of 2012 to $133.2 million from $50.9 million for the three months ended March 31, 2011.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2012, we incurred capital expenditures of $182.3 million primarily for our development and exploration activities. We funded our 2012 capital program with cash flow provided by operating activities, proceeds from sales of assets and borrowings.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Leasehold costs	$8,187	$12,655
Acquisitions	3,333	—
Development drilling	167,162	107,224
Exploratory drilling	773	37,272
Other development	2,118	1,041

	181,573	158,192
Other	696	11

	$182,269	$158,203

We expect to spend approximately $458.0 million for developmental and exploratory drilling during 2012. We expect to fund our development and exploration activities with operating cash flow and proceeds from asset sales.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2012, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $81.3 million and minimum future commitments for well completion services of $4.5 million through December 31, 2012. In addition, we have maximum commitments of $31.1 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations which totaled $13.5 million as of March 31, 2012.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of our assets and is guaranteed by all of our wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of our future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2012, the borrowing base was $610.0 million, plus an additional $90.0 million available through December 31, 2012 for a total of $700.0 million, $90.0 million of which was available. In the connection with the sale of certain oil and gas properties on May 1, 2012, the borrowing base was reduced to $570.0 million plus an additional $85.5 million for a total of $655.5 million. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 4.0% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day

LIBOR plus 1.0%) plus 0.75% to 3.0%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of March 31, 2012.

On March 14, 2011, we issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2019 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. We also have $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017 Notes are also unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. We control a variable interest entity that was formed in connection with a reverse like-kind tax exchange and this entity is also a guarantor of the 2017 Notes and the 2019 Notes. As of March 31, 2012, we had no material assets or operations which are independent of our subsidiaries or our consolidated variable interest entity. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

We believe that our cash flow from operations, proceeds from asset sales, cash on hand and available borrowings under our bank credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2012, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $21.7 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.1 million.

We have hedged a portion of our price risks associated with our oil sales. As of March 31, 2012, our outstanding oil price swap agreements had a fair value of $10.0 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at March 31, 2012 would be $15.5 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At March 31, 2012, we had $1.2 billion of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4% and $297.0 million bears interest at a fixed rate of 8 3/8%. The fair market value of our fixed rate debt as of March 31, 2012 was $569.3 million based on the market price of approximately 95% of the face amount. At March 31, 2012, we had $610.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2012, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $1.5 million. We had no interest rate derivatives outstanding during 2011 or at March 31, 2012.

ITEM 4:	CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Comstock Resources, Inc. Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
**Submitted	electronically herewith.

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

COMSTOCK RESOURCES, INC.

Date: May 4, 2012	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)