Form 10-Q
period 2012-09-30
COMSTOCK RESOURCES INC
filed 2012-11-02
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of November 2, 2012 was 48,161,696.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2012

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2012 and December 31, 2011	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2012 and 2011	5
Consolidated Statements of Comprehensive Loss - Three Months and Nine Months ended September 30, 2012 and 2011	6
Consolidated Statement of Stockholders’ Equity Nine Months ended September 30, 2012	7
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2012 and 2011	8
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II. Other Information

Item 6. Exhibits	25

EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands)
ASSETS

Cash and Cash Equivalents	$2,569	$8,460
Accounts Receivable:
Oil and gas sales	42,095	47,082
Joint interest operations	9,812	6,651
Marketable Securities	15,072	47,642
Derivative Financial Instruments	10,823	459
Other Current Assets	7,658	2,796

Total current assets	88,029	113,090
Property and Equipment:
Unevaluated oil and gas properties	338,928	369,096
Oil and gas properties, successful efforts method	3,664,345	3,476,146
Other	18,665	18,062
Accumulated depreciation, depletion and amortization	(1,475,914)	(1,353,459)

Net property and equipment	2,546,024	2,509,845
Derivative Financial Instruments	2,836	—
Other Assets	20,950	16,949

	$2,657,839	$2,639,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$98,476	$94,041
Deferred Income Taxes	6,018	7,664
Accrued Expenses	95,592	85,502

Total current liabilities	200,086	187,207
Long-term Debt	1,238,809	1,196,908
Deferred Income Taxes	190,784	201,705
Reserve for Future Abandonment Costs	14,545	13,997
Other Non-Current Liabilities	2,301	2,442

Total liabilities	1,646,525	1,602,259
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 48,161,696 and 48,125,296 shares outstanding at September 30, 2012 and December 31, 2011, respectively	24,081	24,063
Additional paid-in capital	477,199	468,709
Retained earnings	494,944	524,377
Accumulated other comprehensive income	15,090	20,476

Total stockholders’ equity	1,011,314	1,037,625

	$2,657,839	$2,639,884

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Oil and gas sales	$117,129	$119,422	$332,154	$319,911

Operating expenses:
Production taxes	3,856	141	10,873	2,230
Gathering and transportation	6,382	8,101	21,612	20,340
Lease operating	15,503	12,527	44,200	36,512
Exploration	1,407	447	2,797	10,066
Depreciation, depletion and amortization	99,230	77,518	268,410	212,532
General and administrative, net	8,142	8,628	25,973	25,973
Impairment of oil and gas properties	—	—	5,350	—
(Gain) loss on sale of oil and gas properties	2,794	(26)	(24,271)	57

Total operating expenses	137,314	107,336	354,944	307,710

Operating income (loss)	(20,185)	12,086	(22,790)	12,201
Other income (expenses):
Interest expense	(17,535)	(9,988)	(45,301)	(30,682)
Gain on sale of marketable securities	—	2,484	26,621	32,213
Other income	153	187	675	580

Total other income (expenses)	(17,382)	(7,317)	(18,005)	2,111

Income (loss) before income taxes	(37,567)	4,769	(40,795)	14,312
Benefit from (provision for) income taxes	11,579	(3,460)	11,362	(6,650)

Net income (loss)	$(25,988)	$1,309	$(29,433)	$7,662

Net income (loss) per share:
Basic	$(0.56)	$0.03	$(0.63)	$0.16

Diluted	$(0.56)	$0.03	$(0.63)	$0.16

Weighted average shares outstanding:
Basic	46,443	46,011	46,414	45,992

Diluted	46,443	46,011	46,414	45,992

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(25,988)	$1,309	$(29,433)	$7,662
Unrealized hedging gains (losses), net of provision for (benefit from) income taxes of ($3,889), $—, $4,620 and $—	(7,223)	—	8,580	—
Net change in unrealized gains on marketable securities, net of benefit from income taxes of $46, $10,449, $7,521 and $12,603	(86)	(19,407)	(13,966)	(23,406)

Other comprehensive loss	(7,309)	(19,407)	(5,386)	(23,406)

Comprehensive loss	$(33,297)	$(18,098)	$(34,819)	$(15,744)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2012	48,125	$24,063	$468,709	$524,377	$20,476	$1,037,625
Stock-based compensation	37	18	10,171	—	—	10,189
Excess income taxes from stock-based compensation	—	—	(1,681)	—	—	(1,681)
Net loss	—	—	—	(29,433)	—	(29,433)
Other comprehensive loss	—	—	—	—	(5,386)	(5,386)

Balance at September 30, 2012	48,162	$24,081	$477,199	$494,944	$15,090	$1,011,314

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,433)	$7,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(50,892)	(32,156)
Deferred income taxes	(11,151)	6,593
Dry hole costs and lease impairments	2,685	9,819
Impairment of oil and gas properties	5,350	—
Depreciation, depletion and amortization	268,410	212,532
Debt issuance cost and discount amortization	3,689	3,351
Stock-based compensation	10,189	10,958
Excess income taxes from stock-based compensation	1,681	612
(Increase) decrease in accounts receivable	1,826	(4,958)
(Increase) decrease in other current assets	(5,059)	2,275
Increase in accounts payable and accrued expenses	28,403	861

Net cash provided by operating activities	225,698	217,549

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(468,510)	(489,625)
Proceeds from asset sales	204,391	49,077

Net cash used for investing activities	(264,119)	(440,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	430,912	520,000
Principal payments on debt	(390,000)	(287,000)
Debt issuance costs	(6,701)	(6,577)
Excess income taxes from stock-based compensation	(1,681)	(612)

Net cash provided by financing activities	32,530	225,811

Net increase (decrease) in cash and cash equivalents	(5,891)	2,812
Cash and cash equivalents, beginning of period	8,460	1,732

Cash and cash equivalents, end of period	$2,569	$4,544

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2012 and the related results of operations for the three months and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.

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

The results of operations for the three months and nine months ended September 30, 2012 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

In connection with a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the Company assigned certain oil and gas properties acquired in December 2011 to a variable interest entity formed by an exchange accommodation titleholder. The Company operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company was the primary beneficiary of these arrangements, the properties acquired are included in its consolidated balance sheets as of December 31, 2011 and all revenues and expenses incurred related to the properties are included in the Company’s consolidated results of operations for the three months and nine months ended September 30, 2012. The Company completed the reverse like-kind exchange in May 2012 after completing the planned divestiture of certain oil and gas properties. The ownership of all of the assets held by the variable interest entity was transferred to one of the Company’s wholly owned subsidiaries.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Marketable Securities

As of September 30, 2012, the Company held 600,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheet as marketable securities. As of September 30, 2012, the cost basis of the marketable securities was $5.5 million and the estimated fair value was $15.1 million, after recognizing an unrealized gain after income taxes of $6.2 million. The Company utilizes the specific identification method to determine the cost of any securities sold. During the nine months ended September 30, 2012, the Company sold 1,206,000 shares of Stone Energy Corporation common stock and received proceeds of $37.7 million. Comstock realized a gain before income taxes of $26.6 million on the sales for nine months ended September 30, 2012, which is included in other income in the consolidated statements of operations. The Company had no sales of Stone Energy Corporation common stock during the three months ended September 30, 2012. During the three months and nine months ended September 30, 2011 the Company sold 100,000 and 1,841,000 shares, respectively, of Stone common stock for proceeds of $3.4 million and $49.1 million, respectively, and realized a gain before income taxes of $2.5 million and $32.2 million, respectively.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. During the nine months ended September 30, 2012 and 2011, the Company’s assessment of its unevaluated acreage indicated that certain leases were expected to expire prior to the Company conducting drilling operations. Accordingly, impairment charges for these unevaluated properties of $1.4 million and $0.3 million were recognized in exploration expense for the three months ended September 30, 2012 and 2011, respectively, and impairment charges for unevaluated properties of $2.7 million and $9.8 million were recognized in exploration expense during the nine months ended September 30, 2012 and 2011, respectively.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized impairment charges related to certain minor oil and gas fields of $5.4 million during the nine months ended September 30, 2012. There were no impairment charges related to the Company’s oil and gas properties recognized during the three months and nine months ended September 30, 2011.

During the nine months ended September 30, 2012, the Company completed the sale of certain oil and gas properties located in Tyler and Polk counties in South Texas and Lincoln Parish in North Louisiana. The Company received net proceeds of $119.8 million and recognized a gain on disposal of $26.0 million from these transactions. During the nine months ended September 30, 2012, the Company also completed the sale of certain non-operated oil and gas properties in Reeves County, Texas and received net proceeds of $24.8 million. The Company accounted for the disposal of these properties as a retirement since they represented a small portion of the assets within one of its major oil and gas properties.

The Company prepares interim estimates of crude oil and natural gas reserves at the end of each quarter. These interim estimates, which are not audited by independent petroleum engineers, are prepared using procedures that are consistent with those used in the Company’s year-end reserves estimates. During the three months ended September 30, 2012, the average price that we used to estimate our quantities of proved natural gas reserves decreased by $1.17 per thousand cubic (“Mcf”) or 28% from $4.18 per Mcf at December 31, 2011 to $3.01 per Mcf at September 30, 2012. As a result of this significant price decline, the Company’s estimated quantities of proved undeveloped natural gas reserves have decreased by approximately 434 billion cubic feet, or 61%, from total proved undeveloped reserves as of December 31, 2011. This decrease represented approximately 33% of total proved reserves as of December 31, 2011. The decrease in proved undeveloped natural gas reserves, most of which was initially recognized during the three months ended June 30, 2012, resulted in an increase to the Company’s per unit amortization rate for its proved oil and gas properties and increased depletion, depreciation and amortization expense during this period as compared to previous periods. The changes in proved undeveloped reserves did not have a significant effect on the Company’s standardized measure of future cash flows.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 30, 2012 the Company entered into a participation agreement with Kohlberg Kravis Roberts & Co L.P. (together with its affiliates, “KKR”) providing for the participation of KKR in Comstock’s future development of its Eagle Ford shale properties in South Texas. Under the terms of the participation agreement, KKR has the right to participate for one-third of Comstock’s working interest in wells drilled on the Company’s 28,160 net acres in exchange for KKR paying $25,000 per acre for the net acreage being acquired and one-third of the wells costs. Each well that KKR participates in is intended to earn KKR approximately one-third of the Company’s working interest in approximately 80 acres. The agreement applies to wells spud by the Company on or subsequent to March 31, 2012. The Company retains all of its interest in wells spud prior to March 31, 2012. Subject to certain conditions, KKR is obligated to acquire acreage for the first 100 wells drilled on the Company’s Eagle Ford Shale acreage after July 30, 2012 and can continue to participate in additional wells drilled on the acreage under the same terms. Comstock received $23.8 million from KKR to fund its participation in drilling activity before the closing on July 30, 2012. The Company accounted for the receipt of these funds as a retirement since they represented a small portion of the costs within one of its major oil and gas properties. Comstock also received $34.0 million from KKR to be used for future costs to be incurred on behalf of KKR under the participation agreement, $24.2 million of which remains unspent at September 30, 2012 and is included in accrued expenses. Formation costs of $1.7 million incurred in connection with this joint venture are included in gain (loss) on sale of oil and gas properties for the three months and nine months ended September 30, 2012.

Accrued Expenses

Accrued expenses at September 30, 2012 and December 31, 2011 consist of the following:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Accrued oil and gas property acquisition costs	$6,541	$31,988
Advance from joint venture partner	24,168	—
Accrued drilling costs	16,552	29,291
Accrued interest	32,435	11,113
Other accrued expenses	15,896	13,110

	$95,592	$85,502

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Beginning future abandonment costs	$13,997	$6,674
Accretion expense	537	282
New wells placed on production	1,155	289
Changes in estimates	—	—
Liabilities settled and assets disposed of	(1,144)	(49)
Future abandonment costs — end of period	$14,545	$7,196

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2012 or December 31, 2011.

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

All of the Company’s derivative financial instruments at September 30, 2012 and December 31, 2011 were designated as effective cash flow hedges. As of September 30, 2012, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (Barrels)	Contract Period
Crude Oil Price Swap Agreements	$99.53 per Bbl.	450,000	October 2012 –Dec. 2012
Crude Oil Price Swap Agreements	$98.67 per Bbl.	2,160,000	Jan. 2013 – Dec. 2013

Realized gains and losses related to derivative financial instruments that are designated as cash flow hedges are included in oil and natural gas sales in the month of production. Changes in the fair value of derivative instruments designated as cash flow hedges to the extent they are effective in offsetting cash flows attributable to the hedged risk are recorded in other comprehensive income (loss) until the hedged item is recognized in earnings. Any change in fair value resulting from ineffectiveness is recognized currently in other income (expenses). The Company realized gains of $3.3 million and $4.7 million before income taxes on crude oil price swaps during the three months and nine months ended September 30, 2012, respectively. As of September 30, 2012, the estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was an asset of $13.7 million, of which $10.8 million was classified as current and $2.9 million was classified as long-term, based on estimated settlement dates.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2012 and 2011, the Company recognized $3.2 million and $3.9 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock to its employees and directors. During the nine months ended September 30, 2012 and 2011, the Company recognized $10.2 million and $11.0 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and stock options.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of September 30, 2012, Comstock had 1,716,695 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $29.38 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $18.7 million as of September 30, 2012 is expected to be recognized over a period of 2.2 years. During the nine months ended September 30, 2012, the Company awarded a total of 50,500 shares of restricted stock to its independent directors. The grant date fair value was $17.03 per share for the 2012 awards.

As of September 30, 2012, Comstock had outstanding options to purchase 157,150 shares of common stock at a weighted average exercise price of $38.36 per share. All of the stock options were exercisable and there were no unrecognized costs related to the stock options as of September 30, 2012. No stock options were exercised during the nine months ended September 30, 2012 or September 30, 2011.

Income Taxes

The following is an analysis of consolidated income tax expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Current provision (benefit)	$(12)	$(512)	$(211)	$57
Deferred provision (benefit)	(11,567)	3,972	(11,151)	6,593

Provision for (benefit from) income taxes	$(11,579)	$3,460	$(11,362)	$6,650

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(2.8%)	41.9%	(5.3%)	12.6%
State income taxes, net of federal benefit	(1.2%)	(6.7%)	(1.4%)	(2.1%)
Other	(0.2%)	2.4%	(0.4%)	1.0%

Effective tax rate	30.8%	72.6%	27.9%	46.5%

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Fair Value Measurements

The Company holds certain items that are required to be measured at fair value. These include cash held in bank accounts, marketable securities comprised of shares of Stone Energy Corporation common stock, and derivative financial instruments in the form of oil or natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company’s valuation of cash held in bank accounts is based on Level 1 measurements. The Company’s oil price swap agreements were not traded on a public exchange, and their value was determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements was categorized as a Level 2 measurement.

The following table summarizes financial assets accounted for at fair value as of September 30, 2012:

	Carrying Value Measured at Fair Value at September 30, 2012	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$2,569	$2,569	$—
Marketable securities	15,072	15,072	—
Derivative financial instruments	13,659	—	13,659

Total assets	$31,300	$17,641	$13,659

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 assets, for the three months and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Balance beginning of period	$24,771	$459
Purchases and settlements (net)	(3,292)	(4,658)
Total realized and unrealized gains (losses):
Realized gains included in earnings	3,292	4,658
Unrealized gains (losses) included in other comprehensive income	(11,112)	13,200

Balance end of period	$13,659	$13,659

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments:

	As of September 30, 2012		As of December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$1,238,809	$1,297,000	$1,196,908	$1,167,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of September 30, 2012 and December 31, 2011, a Level 1 measurement. The fair value of the floating rate debt outstanding at September 30, 2012 and December 31, 2011 approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Basic and diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011 were determined as follows:

	Three Months Ended September 30,
	2012			2011
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net Income (Loss)	$(25,988)			$1,309
Income Allocable to Unvested Stock Grants	—			(45)

Basic Net Income (Loss) Attributable to Common Stock	$(25,988)	46,443	$(0.56)	$1,264	46,011	$0.03

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$(25,988)	46,443	$(0.56)	$1,264	46,011	$0.03

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine Months Ended September 30,
	2012			2011
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net Income (Loss)	$(29,433)			$7,662
Income Allocable to Unvested Stock Grants	—			(268)

Basic Net Income (Loss) Attributable to Common Stock	$(29,433)	46,414	$(0.63)	$7,394	45,992	$0.16

Effect of Dilutive Securities:
Stock Options	—	—		—	—

Diluted Net Income (Loss) Attributable to Common Stock	$(29,433)	46,414	$(0.63)	$7,394	45,992	$0.16

At September 30, 2012 and December 31, 2011, 1,716,695 and 2,114,520 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Unvested restricted stock	1,717	1,635	1,728	1,665

The shares of unvested stock were excluded from the computation of earnings per share as anti-dilutive to earnings for the three month and nine month periods ended September 30, 2012 due to the net loss in these periods.

Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands except per share data)
Weighted average anti-dilutive stock options	157	203	172	218
Weighted average exercise price	$38.36	$36.64	$37.64	$36.35

The excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2012 and December 31, 2011 the Company’s cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2012		2011
		(In thousands)
Cash Payments:
Interest payments	$	36,749	$21,733
Income tax refunds		(58)	(30)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, the Company capitalized interest of $5.9 million and $3.4 million, and $16.5 million and $10.0 million, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$(25,988)	$1,309	$(29,433)	$7,662
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to earnings, net of a benefit from income taxes of $— and $9,318 in 2012 and $869 and $11,274 in 2011	—	(1,614)	(17,303)	(20,938)
Unrealized gains (losses) on marketable securities, net of provision for (benefit from) income taxes of ($46) and $1,797 in 2012 and ($9,580) and ($1,329) in 2011	(86)	(17,793)	3,337	(2,468)
Unrealized hedging gains (losses), net of a provision for (benefit from) income taxes of ($3,889) and $4,620 in 2012	(7,223)	—	8,580	—

Total comprehensive loss	$(33,297)	$(18,098)	$(34,819)	$(15,744)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the three months and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Oil Price Swap Agreements	Marketable Securities	Total	Oil Price Swap Agreements	Marketable Securities	Total
	(In thousands)
Balance as of beginning of the period	$16,101	$6,298	$22,399	$298	$20,178	$20,476
Reclassification to earnings	(3,292)	—	(3,292)	(4,658)	(17,303)	(21,961)
Changes in value	(3,931)	(86)	(4,017)	13,238	3,337	16,575

Balance as of September 30, 2012	$8,878	$6,212	$15,090	$8,878	$6,212	$15,090

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

(2) LONG-TERM DEBT –

At September 30, 2012, long-term debt was comprised of:

(In thousands)
Bank credit facility	$355,000
8 3/8% Senior Notes due 2017	297,310
7 3/4% Senior Notes due 2019	300,000
9 1/2% Senior Notes due 2020	286,499

$1,238,809

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. On October 29, 2012, the borrowing base was set at $570.0 million, $215.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of September 30, 2012.

On June 5, 2012, the Company issued $300.0 million of senior notes (the “2020 Notes”) pursuant to an underwritten public offering. The 2020 Notes are due on June 15, 2020 and bear interest at 9 1/2% which is payable semi-annually on each June 15 and December 15. Proceeds from the issuance of the 2020 Notes were used to pay down outstanding borrowings under the Company’s bank credit facility. On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. Comstock also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017, 2019 and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2012, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

On January 1, 2011, Comstock had $172.0 million in principal amount of 6 7/8% senior notes outstanding due in 2012 (the “2012 Notes”). During the nine months ended September 30, 2011, Comstock redeemed all of the 2012 Notes for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of September 30, 2012, the Company had commitments for contracted drilling services of $68.7 million. The Company has also entered into agreements for well completion services through December 31, 2012 which require minimum future payments totaling $1.5 million.

The Company has entered into natural gas transportation agreements to support its production operations in North Louisiana through July 2019. Maximum commitments under these transportation agreements as of September 30, 2012 totaled $28.4 million.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	659	195	1,748	492
Natural gas (Mmcf)	20,252	25,057	64,567	67,162
Natural gas equivalent (Mmcfe)	24,208	26,224	75,055	70,113

Revenues:
Oil sales	$64,013	$17,026	$174,156	$45,539
Hedging gains	3,293	—	4,658	—

Total oil sales including hedging	67,306	17,026	178,814	45,539
Natural gas sales	49,823	102,396	153,340	274,372

Total oil and gas sales	$117,129	$119,422	$332,154	$319,911

Expenses:
Production taxes	$3,856	$141	$10,873	$2,230
Gathering and transportation	6,382	8,101	21,612	20,340
Lease operating(1)	15,503	12,527	44,200	36,512
Exploration expense	1,407	447	2,797	10,066
Depreciation, depletion and amortization	99,230	77,518	268,410	212,532

Average Sales Price:
Oil (per Bbl)	$97.09	$87.55	$99.63	$92.59
Oil including hedging (per Bbl)	$102.08	$87.55	$102.30	$92.59
Natural gas (per Mcf)	$2.46	$4.09	$2.37	$4.09
Average equivalent (Mcfe)	$4.70	$4.55	$4.36	$4.56
Average equivalent including hedging (Mcfe)	$4.84	$4.55	$4.43	$4.56

Expenses ($ per Mcfe):
Production taxes	$0.16	$0.01	$0.14	$0.03
Gathering and transportation	$0.26	$0.31	$0.29	$0.29
Lease operating(1)	$0.64	$0.47	$0.59	$0.52
Depreciation, depletion and amortization(2)	$4.09	$2.95	$3.63	$3.02

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

For the three months ended September 30, 2012, our oil and natural gas sales decreased $2.3 million (2%) to $117.1 million from $119.4 million for the third quarter of 2011. The decrease was primarily related to lower natural gas prices and lower natural gas production partially offset by our higher oil production. Our average realized natural gas price decreased by 40% and our average realized oil price increased by 17% in the third quarter of 2012 as compared to the third quarter of 2011. Our production of 24.2 Bcfe in the third quarter of 2012 was 8% lower than the 26.2 Bcfe that we produced in the third quarter of 2011. Our total oil production of 659,000 barrels in the third quarter of 2012 increased by 238% above our oil production of 195,000 barrels in the third quarter of 2011. Oil increased to 16% of our total equivalent unit production in the third quarter of 2012 as compared to 4% in the third quarter of 2011.

Our oil and natural gas sales increased $12.3 million (4%) to $332.2 million for the nine months ended September 30, 2012 from $319.9 million for the nine months ended September 30, 2011. This increase was primarily related to higher oil and gas production and higher oil prices for the nine month period offset in part by lower natural gas prices. Our production in the first nine months of 2012 of 75.1 Bcfe increased 7% as compared to the 70.1 Bcfe that we produced in the first nine months of 2011. Our average realized oil price increased by 10% while our average natural gas price decreased by 42% in the first nine months of 2012 as compared to the first nine months of 2011.

Costs and Expenses –

Production taxes increased $3.8 million to $3.9 million for the third quarter of 2012 from $0.1 million in the third quarter of 2011. Production taxes also increased by $8.7 million to $10.9 million for the first nine months of 2012 from $2.2 million for the first nine months of 2011. The increases are mainly due to the higher oil production in 2012.

Gathering and transportation costs for the third quarter of 2012 decreased $1.7 million to $6.4 million as compared to $8.1 million in the third quarter of 2011. Gathering and transportation costs for the first nine months of 2012 increased $1.3 million to $21.6 million as compared to $20.3 million in the first nine months of 2011. The changes in our transportation costs primarily relate to the increase or decrease of our production of natural gas from our Haynesville and Bossier shale wells.

Our lease operating expenses increased by $3.0 million to $15.5 million for the third quarter of 2012 as compared to $12.5 million for the third quarter of 2011. Our lease operating expenses for first nine months of 2012 of $44.2 million increased $7.7 million or 21% from our lease operating expenses of $36.5 million for first nine months of 2011. The increase is primarily due to the higher cost oil production in 2012 as compared to 2011. Our lease operating expense of $0.59 per Mcfe produced for the nine months ended September 30, 2012 was $0.07 per Mcfe or 13% higher than the same period in 2011.

Exploration costs were $1.4 million and $2.8 million in the three months and nine months ended September 30, 2012, respectively, as compared to $0.4 million and $10.1 million in the three months and nine months ended September 30, 2011, respectively. During the nine months ended September 30, 2012 and 2011, we recognized $2.7 million and $9.8 million, respectively, of impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) increased $21.7 million (28%) to $99.2 million in the third quarter of 2012 from $77.5 million in the third quarter of 2011. This increase was primarily the result of our higher DD&A rate in 2012. Our DD&A per equivalent Mcf produced increased $1.14 (39%) to $4.09 for the three months ended September 30, 2012 from $2.95 for the three months ended September 30, 2011. DD&A for the first nine months of 2012 increased $55.9 million (26%) to $268.4 million from $212.5 million for the nine months ended September 30, 2011. This increase was due to our higher production and our higher DD&A rate per Mcfe. For the first nine months of 2012, our per unit DD&A rate of $3.63 increased $0.61 (20%) from the DD&A rate of $3.02 for the first nine months of 2011. The higher DD&A rates per Mcfe in 2012 reflect the higher costs of oil related properties where production has increased substantially in the first nine months of 2012 and a significant decrease in our proved undeveloped natural gas reserves as of September 30, 2012 related to the substantial decrease in natural gas prices in 2012.

General and administrative expense, which is reported net of overhead reimbursements, of $8.1 million for the third quarter of 2012 was comparable to our general and administrative expense of $8.6 million for the third quarter of 2011. Included in general and administrative expense is stock-based compensation of $3.2 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively. For the first nine months of 2012, general and administrative expense of $26.0 million was unchanged from our general and administrative expense of $26.0 million for the nine months ended September 30, 2011. Included in general and administrative expense is stock-based compensation of $10.2 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense increased $7.5 million to $17.5 million for the third quarter of 2012 from interest expense of $10.0 million in the third quarter of 2011. The increase was primarily related to the increase in debt outstanding during 2012 including the issuance of $300.0 million of senior notes in June 2012. We had average borrowings of $360.4 million outstanding under our bank credit facility during the third quarter of 2012 as compared to average borrowings of $129.4 million outstanding during the third quarter of 2011. We capitalized interest of $5.9 million and $3.4 million on our unevaluated properties during the three months ended September 30, 2012 and 2011, respectively. Interest expense increased $14.6 million to $45.3 million for the first nine months of 2012 from interest expense of $30.7 million in the first nine months of 2011. We had $503.9 million in average borrowings outstanding under our bank credit facility during the first nine months of 2012 as compared to average borrowings of $87.5 million outstanding in the first nine months of 2011. We capitalized interest of $16.5 million and $10.0 million on our unevaluated properties during the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, we recognized gains of $26.6 million from sales of approximately 1.2 million shares of common stock of Stone Energy Corporation held as marketable securities. We recognized a loss of $2.8 million and a gain of $24.3 million, respectively, on the sale of oil and gas properties during the three months and nine months ended September 30, 2012. Included in the loss for the three months ended September 30, 2012 are formation costs of $1.7 million associated with our drilling joint venture in South Texas. During the three months and nine months ended September 30, 2011, we recognized gains of $2.5 million and $32.2 million, respectively, from the sale of marketable securities.

Income taxes for the third quarter of 2012 were a benefit of $11.6 million as compared to a provision for income taxes of $3.5 million for the third quarter of 2011. Income taxes for the first nine months of 2012 consisted of a benefit of $11.4 million as compared to a provision for income taxes of $6.7 million in the nine months ended September 30, 2011. Our effective tax rate for the first nine months of 2012 was a benefit of 27.9% as compared to our effective tax rate for the first nine months of 2011 which was a provision of 46.5%. The benefit for income taxes in 2012 is attributable to the net losses reported in 2012.

We reported a net loss of $26.0 million for the three months ended September 30, 2012, or $0.56 per share, as compared to net income of $1.3 million, or $0.03 per diluted share, for the three months ended September 30, 2011. We reported a net loss of $29.4 million for the nine months ended September 30, 2012, or $0.63 per share, as compared to net income of $7.7 million, or $0.16 per diluted share, for the nine months ended September 30, 2011. The decrease in earnings in the three months and nine months ended September 30, 2012 was primarily due to weaker natural gas prices and increased costs offset in part by higher oil production.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or asset dispositions. For the nine months ended September 30, 2012, our primary source of funds were cash provided by operating activities of $225.7 million, net proceeds of $285.9 million from the issuance of senior notes due 2020, and proceeds from sales of assets of $204.4 million. Our net cash flow from operating activities increased $8.2 million (4%) in the first nine months of 2012 to $225.7 million from $217.5 million for the nine months ended September 30, 2011.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2012, we incurred capital expenditures of $453.1 million for our development and exploration activities. We funded our 2012 capital program with cash flow provided by operating activities, proceeds from sales of assets and borrowings.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Acquisitions	$3,235	$—
Exploratory leasehold	22,299	52,243
Development leasehold	1,881	378
Development drilling	419,501	360,217
Exploratory drilling	3,801	77,607
Other development	2,427	5,547

	453,144	495,992
Other	1,347	143

Total capital expenditures	454,491	496,135
Eagle Ford shale joint venture initial funding (a)	(23,804)	—

Total, net of initial joint venture funding	$430,687	$496,135

(a)	Received from joint venture partner for participation in drilling activity prior to closing.

We expect to spend approximately $475.0 million for developmental and exploratory drilling and approximately $30.0 million on leasehold costs during 2012. We expect to fund our development and exploration activities with operating cash flow and proceeds from asset sales.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2012, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $68.7 million and minimum future commitments for well completion services of $1.5 million through December 31, 2012. In addition, we have maximum commitments of $28.4 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations which totaled $14.5 million as of September 30, 2012.

We have an $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of our assets and is guaranteed by all of our wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of our future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. On October 29, 2012, the borrowing base was set at $570.0 million, $215.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of September 30, 2012.

On June 5, 2012, we issued $300.0 million of senior notes (the “2020 Notes”) pursuant to an underwritten public offering. The 2020 Notes are due on June 15, 2020 and bear interest at 9 1/2% which is payable semi-annually on each June 15 and December 15. Proceeds from the issuance of the 2020 Notes were used to pay down outstanding borrowings under our bank credit facility. On March 14, 2011, we issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019

Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. We also have $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017, 2019 and 2020 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2012, we had no material assets or operations which are independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

On July 30, 2012 we entered into a participation agreement with Kohlberg Kravis Roberts & Co L.P. (together with its affiliates, “KKR”) providing for the participation of KKR in the future development of our Eagle Ford shale properties in South Texas. Under the terms of the participation agreement, KKR has the right to participate for one-third of our working interest in wells drilled on our 28,160 net acres in exchange for KKR paying $25,000 per acre for the net acreage being acquired and one-third of the wells costs. Each well that KKR participates in is intended to earn KKR approximately one-third of our working interest in 80 acres. The agreement applies to wells spud on or subsequent to March 31, 2012. We retain all of our interest in wells spud prior to March 31, 2012. Subject to certain conditions, KKR is obligated to acquire acreage for the first 100 wells drilled on our Eagle Ford Shale acreage after July 30, 2012 and can continue to participate in additional wells drilled on the acreage under the same terms. We received $23.8 million from KKR to fund its participation in drilling activity before the closing on July 30, 2012. We also received $34.0 million from KKR to be used for future costs to be incurred on behalf of KKR under the participation agreement, $24.2 million of which remains unspent at September 30, 2012 and is included in accrued expenses. Formation costs of $1.7 million incurred in connection with this joint venture are included in net gain (loss) on disposal of oil and gas properties for the three months and nine months ended September 30, 2012.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2012, a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $62.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.5 million.

We have hedged a portion of our price risks associated with our oil sales. As of September 30, 2012, our outstanding oil price swap agreements had a fair value of $13.7 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at September 30, 2012 would be $6.7 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

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

Interest Rates

At September 30, 2012, we had $1.2 billion of long-term debt outstanding. Of this amount, $286.5 million bears interest at a fixed rate of 9 1/2%, $300.0 million bears interest at a fixed rate of 7 3/4% and $297.3 million bears interest at a fixed rate of 8 3/8%. The fair market value of our fixed rate debt as of September 30, 2012 was $942.0 million based on the market price of approximately 107% of the face amount. At September 30, 2012, we had $355.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2012, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $2.7 million. We had no interest rate derivatives outstanding during 2012 or 2011.

ITEM 4:	CONTROLS AND PROCEDURES

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1*	Third Amendment to Third Amended and Restated Credit Agreement, dated October 29, 2012, among Comstock Resources, Inc., as the borrower, the lenders from time to time party thereto, and Bank of Montreal, as administrative agent.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2012	COMSTOCK RESOURCES, INC. /s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2012	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)