Form 10-K
period 2012-12-31
COMSTOCK RESOURCES INC
filed 2013-02-28
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 OR

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐     No  ☑

As of February 28, 2013, there were 48,303,517 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was $734.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

“BOE” means one barrel of oil equivalent.

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

“MMBOE” means one million barrels of oil equivalent.

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

Our oil and gas operations are concentrated in East Texas/North Louisiana, South Texas and West Texas. Our oil and natural gas properties are estimated to have proved reserves of 711.9 Bcfe with an estimated PV 10 Value of $1.0 billion as of December 31, 2012 and a standardized measure of discounted future net cash flows of $0.8 billion. Our consolidated proved oil and natural gas reserve base is 67% natural gas and 33% oil. Our proved reserves are 62% developed on a Bcfe basis as of December 31, 2012.

Our proved reserves at December 31, 2012 and our 2012 average daily production are summarized below:

	Reserves at December 31, 2012				2012 Average Daily Production
	Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	% of Total	Oil (MBbls/d)	Natural Gas (MMcf/d)	Total (MMcfe/d)	% of Total
East Texas / North Louisiana	0.4	339.4	341.9	48.0%	0.2	194.2	195.6	74.3%
South Texas	18.4	86.2	196.5	27.6%	4.6	23.6	51.1	19.4%
West Texas	20.3	39.2	161.1	22.6%	1.4	2.0	10.5	4.0%
Other Regions	0.1	11.8	12.4	1.8%	0.1	5.6	6.1	2.3%

Total	39.2	476.6	711.9	100.0%	6.3	225.4	263.3	100.0%

Strengths

High Quality Properties.    Our operations are focused in three primary operating areas: East Texas/North Louisiana, South Texas and West Texas. Our properties have an average reserve life of approximately 7.4 years and have extensive development and exploration potential. In response to the continuing low natural gas price environment, we have focused our drilling activity primarily on oil projects. Our two primary properties that provide opportunities to increase our oil production and reserves are our South Texas Eagle Ford shale properties and our Wolfbone field in West Texas. We have 34,727 acres (27,689 net to us) in the Eagle Ford shale and we have 88,666 acres (54,355 net to us) in West Texas prospective in the Bone Spring and Wolfcamp shales. Our properties in the East Texas/North Louisiana region, including 93,620 acres (80,046 net to us) in the Haynesville or Bossier shales, are primarily prospective for natural gas.

Successful Exploration and Development Program.    In 2012 we spent $524.9 million, net of reimbursed costs from our joint venture partner, on exploration and development activities. We drilled 85 wells (54.2 net to us) in 2012 at a cost of $415.1 million and we spent $70.9 million to complete 20 wells (13.6 net to us) that were drilled in 2011. We also spent $35.1 million in 2012 to acquire additional leasehold, $0.1 million to acquire seismic data and $3.7 million for recompletions, workovers, abandonment and production facilities. 80% of our 2012 capital expenditures were directed towards oil projects. Our drilling activities in 2012 added 22.5 MMBOE to our proved reserves and increased our oil production by 175% from 2011.

Efficient Operator.    We operated 90% of our proved oil and natural gas reserve base as of December 31, 2012. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

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

Business Strategy

Pursue Exploration Opportunities.    We conduct exploration activities to grow our reserve base and to replace our production each year. During 2012 we refocused our efforts on prospects with potential for oil development, and we have limited our drilling on our natural gas properties due to the decline in natural gas prices.

From 2010 through 2012 we spent approximately $155.2 million to acquire 34,727 acres (27,689 net to us) in South Texas, which we believe to be prospective for oil in the Eagle Ford shale formation. In 2012, we spent approximately $201.7 million to drill 30 wells (20.5 net to us) on our Eagle Ford shale properties. In 2012 we entered into a joint venture arrangement to allow us to accelerate the development of our acreage. Our joint venture partner participates for a one-third interest in the wells that we drill in exchange for paying $25,000 per net acre that is earned by their participation. In 2012, our Eagle Ford shale drilling program added 13.2 MMBOE to our proved reserves. In 2013 we have budgeted to spend $219.0 million, net of reimbursements from our joint venture partner, to drill 42 wells (27.3 net to us) on our Eagle Ford shale properties and to complete six wells (3.8 net to us) that were drilled in 2012.

We have spent approximately $340.0 million to acquire 68,764 acres (41,071 net to us) in Reeves County in West Texas, which we believe to be prospective for oil in the Bone Spring and Wolfcamp shales in the Delaware Basin. During 2012 we spent $183.4 million and drilled 48 wells (30.5 net to us) in West Texas. Our drilling program added 6.9 MMBOE to our reserves in 2012. In 2013 we have budgeted $168.9 million to drill 33 wells (27.2 net to us), including eight horizontal Wolfcamp shale wells (7.3 net to us).

We have a significant acreage position of 93,620 acres (80,046 net to us) in East Texas and North Louisiana with Haynesville or Bossier shale natural gas potential but in 2012 we have deferred most of our drilling operations due to the low natural gas price environment. In 2012, we drilled seven Haynesville and Bossier shale horizontal wells (3.2 net to us) which added 14 Bcfe to our proved reserves in 2012. With the low natural gas price outlook in 2013, we continue to defer our natural gas focused drilling. We have budgeted to spend $32.1 million in 2013 to drill ten Haynesville and Bossier shale horizontal wells (3.6 net to us).

Exploit Existing Reserves.    We seek to maximize the value of our oil and gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, improved logging tools, and formation stimulation techniques.

Maintain Flexible Capital Expenditure Budget.    The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling and completion services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We have budgeted to spend approximately $420.0 million in 2013 on our development and exploration projects and $25.0 million for lease acquisition activity.

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

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our fifteen largest field areas as of December 31, 2012:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)(1)%		PV 10 Value(2) (000’s)%
East Texas / North Louisiana:
Logansport	15	212,172	212,263	29.8%	$123,779	12.1%
Toledo Bend	—	44,965	44,965	6.3%	27,810	2.7%
Beckville	125	31,130	31,880	4.5%	28,357	2.8%
Waskom	98	14,207	14,798	2.1%	14,365	1.4%
Blocker	46	10,901	11,175	1.6%	9,351	0.9%
Mansfield	—	8,614	8,614	1.2%	4,990	0.5%
Darco	12	3,845	3,919	0.6%	2,136	0.2%
Douglass	—	2,995	2,995	0.4%	976	0.1%
Other	117	10,560	11,256	1.5%	9,240	0.8%

	413	339,389	341,865	48.0%	221,004	21.5%

South Texas:
Eagleville	18,281	14,051	123,739	17.4%	532,714	51.9%
Fandango	—	37,274	37,274	5.2%	19,782	1.9%
Rosita	—	16,295	16,296	2.3%	6,601	0.6%
Javelina	39	7,809	8,046	1.1%	9,759	1.0%
Las Hermanitas	—	4,482	4,483	0.6%	2,300	0.2%
Other	61	6,335	6,696	1.0%	6,768	0.7%

	18,381	86,246	196,534	27.6%	577,924	56.3%

West Texas:
Wolfbone	20,320	39,155	161,073	22.6%	212,186	20.7%

	20,320	39,155	161,073	22.6%	212,186	20.7%

Other:
San Juan Basin	12	3,311	3,381	0.5%	4,107	0.4%
Other	93	8,499	9,064	1.3%	11,309	1.1%

	105	11,810	12,445	1.8%	15,416	1.5%

Total	39,219	476,600	711,917	100.0%	1,026,530	100.0%

Discounted Future Income Taxes					(242,313)

Standardized Measure of Discounted Future Cash Flows					$784,217

(1)	Oil is converted to natural gas equivalents by using a conversion factor of one barrel of oil for six Mcf of natural gas.

(2)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

East Texas/North Louisiana Region

Approximately 48% or 341.9 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 958 producing wells (585.8 net to us) in 28 field areas. We operate 664 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Beckville, Waskom, Blocker, Mansfield, Darco and Douglass fields. Production from this region averaged 194 MMcf of natural gas per day and 220 barrels of oil per day during 2012 or 196 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville or Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2012, we spent $101.1 million drilling seven wells (3.2 net to us) and completing 16 wells (10.4 net to us) that were drilled in 2011. We also spent $8.2 million on leasehold costs and $1.7 million on workovers and recompletions in this region. All seven of the wells we drilled in 2012 were horizontal wells that targeted the Haynesville or Bossier shales. We plan to spend approximately $32.1 million in 2013 in this region to drill ten (3.6 net to us) horizontal wells targeting the Haynesville or Bossier shales. These wells are required to retain our interest in certain undeveloped leases.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville and Bossier shale formations at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 212.3 Bcfe in the Logansport field represent approximately 30% of our proved reserves. We own interests in 254 wells (163.2 net to us) and operate 180 of these wells in this field. During December 2012 net daily production attributable to our interest from this field averaged 94 MMcf of natural gas and 20 barrels of oil. In 2012 we completed ten Haynesville or Bossier shale horizontal wells (8.2 net to us) in Logansport that were drilled in 2011. In 2013 we plan to drill three horizontal Haynesville or Bossier shale wells (0.6 net to us) in our Logansport field.

Toledo Bend

The Toledo Bend field in Desoto and Sabine Parishes, Louisiana was discovered in 2008 with our first horizontal Haynesville shale well. Production from the Haynesville shale in the Toledo Bend field ranges from 11,400 to 11,800 feet and from 10,880 to 11,300 feet in the Bossier shale. Our proved reserves of 45 Bcfe in the Toledo Bend field represent approximately 6% of our reserves. We own interests in 72 producing wells (37.3 net to us) and operate 39 of these wells in this field. During 2012 we drilled four Haynesville or Bossier shale horizontal wells (1.3 net to us) at Toledo Bend and we completed six wells (2.1 net to us) that were drilled in 2011. During December 2012, net daily production attributable to our interest from this field averaged 35 MMcf of natural gas. In 2013, we plan to drill five horizontal Haynesville or Bossier shale wells (2.6 net to us) in this field.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 31.9 Bcfe which represents approximately 5% of our proved reserves. We operate 192 wells in this field and own interests in 81 additional wells for a total of 273 wells (160.4 net to us). During December 2012, production attributable to our interest from this field averaged 8 MMcf of natural gas per day and 40 barrels of oil per day. The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 2% (14.8 Bcfe) of our proved reserves as of December 31, 2012. We own interests in 63 wells in this field (40.5 net to us) and operate 48 wells in this field. During December 2012, net daily production attributable to our interest averaged 5 MMcf of natural gas and 20 barrels of oil from this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet.

Blocker

Our proved reserves of 11.2 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 2% of our proved reserves. We own interests in 77 wells (71.0 net to us) and operate 71 of these wells. During December 2012, net daily production attributable to our interest from this field averaged 4 MMcf of natural gas and 22 barrels of oil. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet.

Mansfield

The Mansfield field is located in DeSoto Parish Louisiana and produces from the Haynesville shale between 12,250 and 12,350 feet. We own interests in 17 wells (4.6 net to us) and operate four of these wells. Our proved reserves in this field of 8.6 Bcfe represent approximately 1% of our total reserves. During December 2012, net daily production attributable to our interest for this field averaged 4 MMcf of natural gas. In 2013, we plan to drill two (0.4 net to us) horizontal Haynesville shale wells in this field.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet. Our proved reserves of 3.9 Bcfe in the Darco field represent approximately 1% of our reserves. We own interests in 23 wells (18 net to us) and operate all of these wells. During December 2012, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 3.0 Bcfe in the Douglass field represent less than 1% of our reserves. We own interests in 40 wells (25.8 net to us) and operate 33 of these wells. During December 2012, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas.

South Texas Region

Approximately 28%, or 32.8 MMBOE (196.5 Bcfe,) of our proved reserves are located in South Texas, where we own interests in 191 producing wells (116.6 net to us). We own interests in 16 field areas in the region, the largest of which are the Eagleville, Fandango, Rosita, Javelina and Las Hermanitas fields. Net daily production rates from this region averaged 4,587 barrels of oil and 24 MMcf of natural gas during 2012 or 8,521 BOE per day. We spent $202.9 million in 2012, net of cost recoveries from our joint venture partner, to drill 30 (20.5 net to us) Eagle Ford shale wells and for other development activity. We also spent $7.7 million in this region in 2012 to acquire acreage. In 2013 we plan to spend approximately $219.0 million to drill 42 horizontal wells (27.3 net to us) and to complete six Eagle Ford shale wells (3.8 net to us) that were drilled in 2012.

Eagleville

We have 34,727 acres (27,689 net to us) in McMullen, La Salle, Atascosa, Wilson and Karnes Counties which are prospective for Eagle Ford shale development in South Texas. The Eagle Ford Shale is found between 7,500 feet and 11,500 feet across our acreage position. During December 2012 we had 49 wells (40.5 net to us) that were producing a total of 4,023 barrels of oil per day and 2.4 MMcf per day of natural gas net to our interest or 4,418 BOE per day. Our proved reserves in this field are estimated to be 20.6 MMBOE (123.7 Bcfe) (89% oil) and represent 17% of our total proved reserves. All of our planned South Texas drilling activity in 2013 will be in the Eagleville field.

Fandango

We own interests in 20 wells (20.0 net to us) in the Fandango field, located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 37.3 Bcfe in this field represent approximately 5% of our total proved reserves. Production from this field averaged 9 MMcf of natural gas per day during December 2012.

Rosita

We own interests in 30 wells (16.2 net to us) in the Rosita field, located in Duval County, Texas. We operate four of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 16.3 Bcfe in this field represent approximately 2% of our total proved reserves. Production from this field averaged 3 MMcf of natural gas per day during December 2012.

Javelina

We own interests in and operate 18 wells (18.0 net to us) in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 8.0 Bcfe, which represents 1% of our total proved reserves. During December 2012, production attributable to our interest from this field averaged 3 MMcf of natural gas per day and 21 barrels of oil per day.

Las Hermanitas

We own interests in and operate 11 natural gas wells (9.0 net to us) in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 4.5 Bcfe in this field represent approximately 1% of our total proved reserves. During December 2012, net daily production attributable to our interest from this field averaged 2 MMcf of natural gas.

West Texas Region

Wolfbone

We own interests in 68,764 acres (41,071 net to us) in Reeves County in the Delaware Basin in West Texas that are prospective for the Bone Spring formation from depths of 10,000 to 10,300 feet and the Wolfcamp shale formation from depths of 10,300 to 11,500 feet, most of which was acquired by us in 2011. Our proved reserves of 26.8 MMBOE (161.1 Bcfe) in the Wolfbone field are 76% oil and represent 23% of our total proved reserves. Net daily production rates from this region averaged 1,410 barrels of oil and 2 MMcf of natural gas during 2012 or 1,744 BOE per day. During 2012 we spent $183.9 million to drill 48 (30.5 net to us) oil wells and for other development activity. We also spent $19.2 million in this region in 2012 to acquire acreage. In 2013 we have budgeted to spend $168.9 million to drill 33 wells (27.2 net to us) in this region and to complete three wells (1.0 net to us) drilled in 2012.

Other Regions

Approximately 2%, or 12.4 Bcfe, of our proved reserves are in other regions, primarily in New Mexico and the Mid-Continent region. We own interests in 421 producing wells (161.0 net to us) in 20 fields within these regions. The field with the largest proved reserves is our San Juan Basin properties in New Mexico. Net daily production from our other regions during 2012 totaled 6 MMcf of natural gas and 87 barrels of oil or 6 MMcfe per day.

San Juan

Our San Juan Basin properties are located in the west-central portion of the basin in San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 3.4 Bcfe in the San Juan field represent less than 1% of our reserves. We own interests in 93 wells (14.1 net to us) in this field. During December 2012, net daily production attributable to our interest from this field averaged 1 MMcf of natural gas and 2 barrels of oil.

Major Property Acquisitions

As a result of our acquisitions, we have added 1.1 Tcfe of proved oil and natural gas reserves since 1991. Our ten largest acquisitions include the following:

Delaware Basin Acquisition.    In December 2011, we acquired certain oil and gas properties from Eagle Oil & Gas Co. and other third parties for $348.7 million. The properties acquired had estimated proved reserves of approximately 151.2 Bcfe and included approximately 65,000 exploratory acres (39,100 net to us).

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

Black Stone Acquisition.    In May 1996, we acquired 100% of the capital stock of Black Stone Oil Company and interests in producing and undeveloped oil and gas properties located in South Texas for $100.4 million. We acquired interests in 19 wells (7.7 net to us) that were located in the Double A Wells field in Polk County, Texas and we became the operator of most of the wells in the field. The net proved reserves acquired in this acquisition were estimated at 5.9 MMBbls of oil and 100.4 Bcf of natural gas. We divested of these properties in 2012.

Sonat Acquisition.    In July 1995, we purchased interests in certain producing oil and gas properties located in East Texas and North Louisiana from Sonat Inc. for $48.1 million. We acquired interests in 319 producing wells (188.0 net to us). The acquisition included interests in the Logansport, Beckville, Waskom, Hico-Knowles, and Blocker fields. The net proved reserves acquired in this acquisition were estimated at 0.8 MMBbls of oil and 104.7 Bcf of natural gas. We divested of the Hico-Knowles field in 2012.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2012:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)	PV 10 Value (000’s)
Proved Developed:
Producing	11,503	367,140	436,157	$759,743
Non-producing	805	1,635	6,466	37,877

Total Proved Developed	12,308	368,775	442,623	797,620
Proved Undeveloped	26,911	107,825	269,294	228,910

Total Proved	39,219	476,600	711,917	1,026,530

Discounted Future Income Taxes				(242,313)

Standardized Measure of Discounted Future Net Cash Flows(1)				$784,217

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and natural gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2010		2011		2012
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Developed	2,961	506,809	8,405	550,474	12,308	368,775
Proved Undeveloped	1,258	518,824	23,694	568,158	26,911	107,825

Total Proved Reserves	4,219	1,025,633	32,099	1,118,632	39,219	476,600

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

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves. Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

The average prices that we realized from sales of oil and natural gas, excluding the effect of hedging, and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2010	2011	2012
Oil Price — $/Bbl	$68.35	$95.73	$96.95
Natural Gas Price — $/Mcf	$4.35	$3.91	$2.52
Lifting costs — $/Mcfe	$1.10	$0.82	$1.06

Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the point of sale. These prices have been adjusted from posted prices for both location and quality differences. The oil and natural gas prices used for reserves estimation were as follows:

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)
2010	$76.31	$4.16
2011	$92.93	$4.18
2012	$94.61	$2.84

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our December 31, 2012 reserve report, reserves on undrilled acreage were limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir.

The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2010, 2011 and 2012:

	Proved Undeveloped Reserves
	2010		2011		2012
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	2,320	315,287	1,258	518,824	23,694	568,158
Sales and Disposals	(1,996)	(2,378)	—	—	(5,698)	(21,459)
Acquisitions	—	—	16,959	45,792	—	—
Extension & Discoveries	1,012	241,160	5,151	66,978	10,526	11,778
Conversions from undeveloped to developed	—	(8,825)	—	(39,761)	(1,597)	(1,466)
Price, Performance and Other Revisions	(78)	(26,420)	326	(23,675)	(14)	(449,186)

Total Change	(1,062)	203,537	22,436	49,334	3,217	(460,333)

Ending Balance	1,258	518,824	23,694	568,158	26,911	107,825

The timing, by year, when our proved undeveloped reserve quantities were estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2010		2011		2012
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2011	527	107,729	—	—	—	—
2012	426	163,984	8,250	51,034	—	—
2013	305	138,831	4,909	264,497	4,402	16,220
2014	—	93,547	9,329	215,756	4,545	34,695
2015	—	14,733	925	36,311	4,769	25,472
2016	—	—	201	402	7,708	22,411
2017	—	—	80	158	5,487	9,027

Total	1,258	518,824	23,694	568,158	26,911	107,825

Our oil proved undeveloped reserves increased by 3.2 MMBbls during 2012. This increase was primarily due to our drilling program which added 8.1 MMBbls in the Eagle Ford shale and 2.4 MMBbls in West Texas. We also sold 5.7 million barrels of proved undeveloped oil reserves, and converted 1.6 million barrels to developed in 2012.

Our natural gas proved undeveloped reserves decreased by 460 Bcf at December 31, 2012 as compared with December 31, 2011. This decrease was primarily related to the decline in natural gas prices, which caused approximately 465 Bcf of our natural gas proved undeveloped reserves to become uneconomic under the natural gas price used to determine proved reserves in 2012. We also sold 22 Bcf of natural gas proved undeveloped reserves, added 11 Bcf of natural gas proved undeveloped reserves from our drilling program, and had other revisions of 16 Bcf. Included in the 465 Bcf of reserves reductions associated with downward price revisions were 330 Bcf of proved undeveloped natural gas reserves that, as of December 31, 2011 had positive undiscounted future cash flows but had a rate of return that was less than 10%. These reserves became uneconomic due to the lower natural gas prices used to determine our 2012 year end reserve estimates.

As of December 31, 2012, our proved undeveloped reserves included 26.9 MMBbls of oil and 107.8 Bcf of natural gas, for a total of 269.3 Bcfe of undeveloped reserves. Approximately 16.4 MMBbls of oil and 33 Bcf of natural gas of our proved undeveloped reserves at December 31, 2012 were associated with the future development of our West Texas properties that we acquired in December 2011 and an additional 10.5 MMBbls of oil and 7 Bcf of natural gas were associated with our Eagle Ford shale properties in South Texas. The proved undeveloped reserves associated with our Haynesville or Bossier shale properties represented approximately 55 Bcf of our natural gas proved undeveloped reserves at December 31, 2012. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and the Wilcox and Vicksburg reservoirs in South Texas. In 2012, we focused on drilling oil properties due to the weak natural gas prices. Seven of the Eagle Ford shale wells and four of the Wolfbone shale oil wells we drilled in 2012 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2012. Undeveloped natural gas reserves originally expected to be converted to developed reserves in 2012 were removed from our proved reserves due to the low natural gas prices during 2012.

Our oil proved undeveloped reserves increased by 22.4 MMBbls during 2011. This increase was primarily due to our acquisition of proved undeveloped reserves in West Texas of 17.0 MMBbls, proved undeveloped reserves additions of 4.7 MMBbls from our Eagle Ford shale properties and 0.7 MMBbls of oil additions and revisions on our other properties. Our natural gas proved undeveloped reserves increased by 49 Bcf during 2011. This increase was primarily related to our successful Haynesville and Bossier shale drilling program which added 44 Bcf of natural gas reserves, our acquisition in West Texas which added 34 Bcf and we had other additions of approximately 36 Bcf. Our proved undeveloped natural gas reserves additions were partially offset by conversions to proved developed reserves of approximately 40 Bcf during 2011 and other downward revisions to previous estimates of approximately 23 Bcf.

As of December 31, 2011, our proved undeveloped reserves included 23.7 MMBbls of oil and 568 Bcf of natural gas, for a total of 710 Bcfe of undeveloped reserves. Approximately 17.0 MMBbls of oil and 34 Bcf of natural gas of our proved undeveloped reserves at December 31, 2011 were associated with the future development of our West Texas properties that we acquired in December 2011 and an additional 6.0 MMBbls of oil and 5 Bcf of natural gas were associated with our Eagle Ford shale properties in South Texas. The proved undeveloped natural gas reserves associated with our Haynesville or Bossier shale properties represented approximately 425 Bcf of our total natural gas proved undeveloped reserves at December 31, 2011. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and our Wilcox and Vicksburg reservoirs in South Texas. During the year ended December 31, 2011, the price of oil increased significantly, and the value of oil relative to natural gas on a heating equivalent basis widened to historic levels. This, coupled with a growing over-supply of natural gas in the United States, caused us to change our strategic focus towards oil and away from natural gas. As a result, our drilling program during 2011, which was initially focused on our Haynesville and Bossier shale reserves, was refocused during the year towards our oil prone properties in the Eagle Ford shale in South Texas. Eleven of the Haynesville shale wells we drilled in 2011 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at the end of 2011. To better position the company for future growth of oil production, in late 2011 we acquired a substantial acreage position in West Texas which is prospective for oil. A portion of this acquisition was determined to contain proved undeveloped reserves.

Our estimates of oil and natural gas reserves at December 31, 2012 include 80.6 Bcfe related to undrilled wells that have positive undiscounted future cash flows but which, based upon oil and natural gas prices that we use to prepare the proved reserve estimates, have a rate of return that is less than the 10% discount rate used in the Standardized Measure of Discounted Future Cash Flows attributable to the proved reserve estimates. We intend to drill the proved undeveloped wells in the time frame reflected in the estimates of proved oil and natural gas reserves as of December 31, 2012 based upon the oil and natural gas prices that we used to prepare the reserve estimates. We anticipate drilling such proved undeveloped locations based on our current development plans for our properties. Certain of these wells may be drilled to retain leasehold interests or to properly manage reservoir performance. To the extent that actual oil or natural gas prices are substantially weaker, we may have to modify our development plans or we may not fully recover our investment in drilling these wells from future cash flows.

The following table presents the estimated timing of our estimated future development capital costs to be incurred for the years ended December 31, 2010, 2011 and 2012:

	Future Development Costs Total Proved Undeveloped Reserves
Year ended December 31,	2010	2011	2012
	(in millions)
2011	$237.3	$—	$—
2012	381.0	395.4	—
2013	299.6	734.4	122.5
2014	199.0	742.4	111.5
2015	28.4	117.9	325.8
2016	—	9.4	275.3
2017	—	4.2	233.1

Total	$1,145.3	$2,003.7	$1,068.2

The following table presents the changes in our estimated future development costs for the years ended December 31, 2011 and 2012:

	Future Development Costs — Proved Undeveloped Reserves
	Haynesville Shale	Eagle Ford Shale	West Texas Properties	All Other Properties	Total
	(in millions)
Total as of December 31, 2010	$698.9	$49.0	$—	$397.4	$1,145.3
Development Costs Incurred	(56.3)	—	—	—	(56.3)
Additions and Revisions	243.5	169.0	653.5	(151.3)	914.7

Total Changes	187.2	169.0	653.5	(151.3)	858.4

Total as of December 31, 2011	886.1	218.0	653.5	246.1	2,003.7
Development Costs Incurred	(24.7)	(43.4)	(19.2)	—	(87.3)
Sales and Disposals	—	—	—	(48.1)	(48.1)
Additions and Revisions	(777.5)	174.2	(19.5)	(177.3)	(800.1)

Total Changes	(802.2)	130.8	(38.7)	(225.4)	(935.5)

Total as of December 31, 2012	$83.9	$348.8	$614.8	$20.7	$1,068.2

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2012 of $1.1 billion decreased by $0.9 billion from our estimated future capital costs of $2.0 billion as of December 31, 2011. During 2012 we incurred approximately $87.3 million to develop proved undeveloped reserves, primarily in our Eagle Ford shale and West Texas properties. Our oil focused future capital expenditures increased by $155.0 million and our natural gas focused capital expenditures decreased by $955.0 million. Approximately $749.0 million of the reduction in our estimated future development costs in 2012 was associated with wells that, as of December 31, 2011, had positive undiscounted cash flows but had a rate of return of less than 10%.

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2011 of $2.0 billion increased by $858.0 million from our estimated future capital costs of $1.1 billion as of December 31, 2010. During 2011, we incurred approximately $56.3 million to develop proved undeveloped reserves in our Haynesville shale properties. Due to the success of our oil focused drilling programs, we increased our proved undeveloped reserve estimates in the Eagle Ford shale and we acquired properties in West Texas with significant potential for oil during 2011. During 2011 our oil focused future capital expenditures increased by $169.0 million in the Eagle Ford shale and $654.0 million in West Texas. Our future capital expenditures in the Haynesville and Bossier shales increased by $244.0 million during 2011 reflecting our 2011 drilling success on these properties, while we further reduced our forecast of capital expenditures on our remaining conventional natural gas undeveloped reserves by $151.0 million during 2011.

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

We have established, and maintain, internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC. These internal controls include documented process workflows, employing qualified professional engineering and geological personnel, and on-going education for personnel involved in our reserves estimation process. Our internal audit function routinely tests our processes and controls. Inputs to our reserves estimation process, which we provide to Lee Keeling for use in their reserves evaluation, are based upon our historical results for production history, oil and natural gas prices, lifting and development costs, ownership interests and other required data. Our Reservoir Engineering Department, comprised of qualified petroleum engineers and technical support staff, works with our operating, accounting, land and marketing departments in order to accumulate the information required for the reserves estimation process. Our Vice President of Reservoir Engineering is the primary person in charge of overseeing our reserve estimates and our Reservoir Engineering Department. He has a BS Degree and a Masters Degree in Petroleum Engineering, is a Registered Professional Engineer and has over thirty-five years of experience in various technical roles within the oil and gas industry. During the reserves estimation process our petroleum engineers work with Lee Keeling to ensure that all data we provide is properly reflected in the final reserves estimates and they consult with Lee Keeling throughout the reserves estimation process on technical questions regarding the reserve estimates. We also regularly communicate with Lee Keeling throughout the year about our operations and the potential impact of operational changes and events on our reserve estimates.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2010, 2011 or 2012 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2012, we drilled development and exploratory wells as set forth in the table below:

	2010		2011		2012
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	17	16.2	78	51.0
Gas	65	41.1	61	26.6	7	3.2
Dry	—	—	—	—	—	—

	65	41.1	78	42.8	85	54.2

Exploratory:
Oil	3	3.0	3	3.0	—	—
Gas	10	5.2	6	1.9	—	—
Dry	—	—	—	—	—	—

	13	8.2	9	4.9	—	—

Total	78	49.3	87	47.7	85	54.2

In 2013 to the date of this report, we have drilled ten wells (7.2 net to us) and we have eight wells (5.0 net to us) that are in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2012:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Arkansas	—	—	15	8.0
Kansas	—	—	9	5.0
Kentucky	—	—	86	76.1
Louisiana	17	5.4	450	251.6
New Mexico	1	—	92	14.1
Oklahoma	10	1.2	127	17.9
Texas	141	96.1	669	437.2
Wyoming	—	—	26	1.9

Total	169	102.7	1,474	811.8

We operate 962 of the 1,643 producing wells presented in the above table. As of December 31, 2012, we owned interests in 14 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2012, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Kentucky	7,206	5,773	—	—
Louisiana	95,516	60,597	24,576	18,910
New Mexico	10,240	1,896	—	—
Oklahoma	38,080	5,707	—	—
Texas	123,553	74,361	96,090	60,968
Wyoming	13,440	927	—	—

Total	295,715	154,009	120,666	79,878

Our undeveloped acreage expires as follows:

Expires in 2013	29%
Expires in 2014	38%
Expires in 2015	10%
Thereafter	23%

100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights. The Company anticipates retaining ownership of a substantial amount of the acreage with primary terms expiring in 2013 through drilling activity or by extending the leases.

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

Our oil production is currently sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 89% of our 2012 natural gas sales were priced utilizing first of the month index prices and approximately 11% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries and Shell Oil Company and its subsidiaries accounted for 42% and 27%, respectively, of our total 2012 sales. The loss of either of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for 80,000 MMBtus per day for our North Louisiana natural gas production on the long-haul pipelines. These agreements expire from 2013 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

The FERC’s regulation of pipelines that transport crude oil, condensate and natural gas liquids under the Interstate Commerce Act is generally more light-handed than the FERC’s regulation of natural gas pipelines under the NGA. FERC-regulated pipelines that transport crude oil, condensate and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates are permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates governed by the Interstate Commerce Act that allowed for an increase or decrease in the transportation rates. The FERC’s regulations include a methodology for such pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates. The mandatory five year review in 2005 revised the methodology for this index to be based on Producer Price Index for Finished Goods (PPI-FG) plus 1.3 percent for the period July 1, 2006 through June 30, 2012. The mandatory five year review in 2012 revised the methodology for this index to be based on PPI-FG plus

2.65 percent for the period July 1, 2012 through June 30, 2016. The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.

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

Our operations are also subject to the Clean Air Act, or “CAA,” and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. On April 17, 2012, the U. S. Environmental Protection Agency or “EPA” promulgated new emission standards for the oil and gas industry. These rules require a nearly 95 percent reduction in volatile organic compounds (“VOCs”) emitted from hydraulically fractured gas wells by January 1, 2015. This significant reduction in emissions is to be accomplished primarily through the use of “green completions” (i.e., capturing natural gas that currently escapes to the air). These rules also have notification and reporting requirements. Storage tanks emitting certain levels of VOCs may also require a 95% reduction of VOC emissions by October 1, 2015. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

The Federal Safe Drinking Water Act of 1974, as amended, requires EPA to develop minimum federal requirements for Underground Injection Control (“UIC”) programs and other safeguards to protect public health by preventing injection wells from contaminating underground sources of drinking water. The UIC program does not regulate wells that are solely used for production. However, EPA has authority to regulate hydraulic fracturing when diesel fuels are used in fluids or propping agents. In 2012,

EPA issued draft guidance on when UIC permitting requirements apply to fracking fluids containing diesel. We are not able to predict at this time the effect on our operations should EPA require UIC permits be obtained prior to utilizing diesel as a fracking agent. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company’s operations by regulatory agencies or the public. In 2012, the EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases (“GHGs”) in January 2012, with the first annual reports of those emissions due on September 28, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. We have determined that these new reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. Other EPA actions with respect to the reduction of greenhouse gases (such as EPA’s Greenhouse Gas Endangerment Finding, EPA’s Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $118,934. This lease expires on December 31, 2021. We also own production offices and pipe yard facilities near Marshall, Midland, Pecos and Zapata, Texas; Logansport, Louisiana and Guston, Kentucky.

Employees

As of December 31, 2012, we had 116 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors	57
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director	52
Mark A. Williams	Chief Operating Officer and Vice President of Operations	51
Gerry L. Blackshear	Vice President of Exploration	54
D. Dale Gillette	Vice President of Land and General Counsel	67
Stephen E. Neukom	Vice President of Marketing	63
Daniel K. Presley	Vice President of Accounting and Controller	52
Russell W. Romoser	Vice President of Reservoir Engineering	61
Richard D. Singer	Vice President of Financial Reporting	58
Blaine M. Stribling	Vice President of Corporate Development	42
David K. Lockett	Director	58
Cecil E. Martin	Director	71
Frederic D. Sewell	Director	78
David W. Sledge	Director	56
Nancy E. Underwood	Director	61

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

Mark A. Williams was appointed our Chief Operating Officer in May 2012. From 2011 to 2012, he served as Vice President of Operations. From 2007 to 2011, he served as our Engineering and Operations Manager. From 1996 until 2007, Mr. Williams served as our Drilling Manager and as our South Texas District Engineer. Prior to joining Comstock Mr. Williams was a production engineer at Mitchell Energy Corporation and Citation Oil & Gas. Mr. Williams received a B.S. degree in Petroleum Engineering from Texas A&M University in 1984.

Gerry L. Blackshear was named our Vice President of Exploration in May 2012. From 2007 to 2011 Mr. Blackshear served as our Geoscience Manager. Prior to joining us, Mr. Blackshear was a lead geologist at Encana Oil & Gas from 2004 to 2007. Prior to 2004 he worked as a senior geologist for several large independent oil and gas exploration and development companies. Mr. Blackshear received a B.S. degree in Geology from East Texas State University in 1981 and is a Certified Petroleum Geologist.

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

Stephen E. Neukom has been our Vice President of Marketing since 1997 and has served as our manager of oil and natural gas marketing since 1996. From 1994 to 1996, Mr. Neukom served as vice president of Comstock Natural Gas, Inc., our former wholly owned gas marketing subsidiary. Prior to joining us, Mr. Neukom was senior vice president of Victoria Gas Corporation from 1987 to 1994. Mr. Neukom received a B.B.A. degree from the University of Texas in 1972.

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

Russell W. Romoser was named our Vice President of Reservoir Engineering in May 2012. Mr. Romoser has over 35 years of experience as a reservoir engineer both with industry and with a petroleum engineering consulting firm. Prior to joining us, Mr. Romoser served eleven years as the Acquisitions Engineering Manager for EXCO Resources, Inc. Mr. Romoser received a B.S. Degree in Petroleum Engineering in 1975 and a Masters Degree in Petroleum Engineering in 1976 from the University of Texas and is a Registered Professional Engineer in Oklahoma and Texas.

Richard D. Singer has been our Vice President of Financial Reporting since 2005. Mr. Singer has over 36 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from 2004 to 2005 and as assistant controller for Santa Fe International Corporation from 1988 to 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

Blaine M. Stribling was named our Vice President of Corporate Development in May 2012. From 2007 to 2011, Mr. Stribling served as our Asset & Corporate Development Manager. Prior to joining us, Mr. Stribling managed a development project team at Encana Oil & Gas from 2005 to 2007. Prior to 2005 he worked in various petroleum engineering operations management positions of increasing responsibility for several independent oil and gas exploration and development companies. Mr. Stribling received a B.S. Degree in Petroleum Engineering from the Colorado School of Mines.

Outside Directors

David K. Lockett has served as a director since 2001. Mr. Lockett was a Vice President with Dell Inc. and held executive management positions in several divisions within Dell from 1991 until his retirement from Dell in 2012. Mr. Lockett, who has over 35 years of experience in the technology industry, is presently considering opportunities to provide consulting services for small and mid-size companies. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil E. Martin has served as a director since 1989 and is currently the chairman of our audit committee and our Lead Director. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin was a director and chairman of the Audit Committee of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Martin also serves on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. and on the Board of Directors and Audit Committee of Garrison Capital, a privately held business development company. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

Frederic D. Sewell was first elected as a director in May 2012. Mr. Sewell has extensive experience in the oil and gas industry, where he has had a distinguished career as an executive leader and a petroleum engineer. Mr. Sewell was the co-founder of Netherland, Sewell and Associates, Inc., a worldwide oil and gas consulting firm, where he served as the chairman and chief executive officer until his retirement in 2008. Mr. Sewell is presently the President and Chief Executive Officer of Sovereign Resources, LLC, an exploration and production company that he founded. Mr. Sewell holds a B.S. Degree in Petroleum Engineering from the University of Texas.

David W. Sledge has served as a director since 1996. Mr. Sledge is the Chief Operating Officer of ProPetro Services, Inc. Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in April 2007 and served as a Vice President of Basic Energy Services, Inc. from April 2007 to February 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From March 2009 through October 2011, and from October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association. He received a B.B.A. degree from Baylor University in 1979.

Nancy E. Underwood has served as a director since 2004. Ms. Underwood is owner and President of Underwood Financial Ltd., a position she has held since 1986. Ms. Underwood holds B.S. and J.D. degrees from Emory University and practiced law at an Atlanta, Georgia based law firm before joining River Hill Development Corporation in 1981. Ms. Underwood currently serves on the Executive Board and Campaign Steering Committee of the Southern Methodist University Dedman School of Law and on the Board of Directors of Texas Health Presbyterian Foundation.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future. Prices for oil remained relatively strong in 2012, but our realized natural gas prices continued to decline in 2012, reaching a thirteen year low of $2.03 per Mcf in the second quarter of 2012. The continued growth in production of natural gas in the United States has increased supply and resulted in high natural gas storage inventories. As a result, natural gas prices continue to face downward pressures.

The prices we receive for our oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil and natural gas;
•	weather conditions;
•	the price and quantity of imports of oil and natural gas;
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

If the decline in the price of natural gas that first started in 2008 continues through 2013, the lower prices will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

We have entered into certain oil price hedging arrangements on certain of our anticipated sales in 2013. In the future we may enter into additional hedging arrangements in order to reduce our exposure to price risks. Such arrangements would limit our ability to benefit from increases in oil and natural gas prices.

The recent recession could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries have been in a recession which could continue through 2013 and beyond, and the capital markets have experienced significant volatility. The recession has had an adverse impact on demand and pricing for oil and natural gas. A continuation of the recession could have a further negative impact on oil and natural gas prices. Our operating cash flows and profitability will be significantly affected by declining oil and natural gas prices. Further declines in oil and natural gas prices may also impact the value of our oil and gas reserves, which could result in future impairment charges to reduce the carrying value of our oil and gas properties and our marketable securities. Our future access to capital could be limited due to tightening credit markets and volatile capital markets. If our access to capital is limited, development of our assets may be delayed or limited, and we may not be able to execute our growth strategy.

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

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Wolfcamp shale, Bone Spring, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells being drilled by us in 2013 utilize hydraulic fracturing in their completion. We estimate we will incur approximately $178.0 million for hydraulic fracturing services in connection with our 2013 drilling and completion program.

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

Drilling and completion activities are typically regulated by state oil and natural gas commissions. Our drilling and completion activities are conducted primarily in Louisiana and Texas. Texas adopted a law in June 2012 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. Several proposals are before the United States Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. At the direction of Congress, the EPA is currently conducting an extensive, multi-year study into the potential effects of hydraulic fracturing on underground sources of drinking water, and the results of that study have the potential to impact the likelihood or scope of future legislation or regulation.

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

We had $1.3 billion in debt as of December 31, 2012, and our ratio of total debt to total capitalization was approximately 59%.

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

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the respective indentures governing our senior notes. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

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

As of December 31, 2012, 38% of our total proved reserves were undeveloped and 8% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

In June 2009 the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, introduced in the Senate, did not pass. Both bills contained the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. It appears that the prospects for a cap and trade system such as that proposed in these bills have dimmed significantly; however, the EPA has moved ahead with its efforts to regulate GHG emissions from certain sources by rule. The EPA issued Subpart W of the Final Mandatory Reporting of Greenhouse Gases Rule, which required petroleum and natural gas systems that emit 25,000 metric tons of CO2e or more per year to begin collecting GHG emissions data under a new reporting system. We believe we have met all of the reporting requirements under these new regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. Since all of our oil and natural gas production is in the United States, these laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

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

		High	Low
2011 —	First Quarter	$31.38	$23.68
	Second Quarter	$33.00	$26.14
	Third Quarter	$33.63	$15.40
	Fourth Quarter	$20.21	$13.69

2012 —	First Quarter	$17.79	$11.05
	Second Quarter	$18.54	$12.56
	Third Quarter	$20.46	$14.95
	Fourth Quarter	$21.16	$14.40

As of February 28, 2013, we had 48,303,517 shares of common stock outstanding, which were held by 221 holders of record and approximately 7,900 beneficial owners who maintain their shares in “street name” accounts.

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

During the fourth quarter of 2012, we did not repurchase any of our equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2012 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In 2008, we divested our interests in offshore operations which were conducted through our subsidiary Bois d’Arc Energy, Inc. (“Bois d’Arc”). Accordingly, we have adjusted the presentation of selected financial data to reflect the offshore operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Revenues:
Oil and gas sales	$563,749	$292,583	$349,141	$434,367	$431,923
Gain on sale of oil and gas properties	26,560	213	—	—	24,271

Total revenues	590,309	292,796	349,141	434,367	456,194
Operating expenses:
Production taxes	20,648	8,643	9,894	3,670	14,021
Gathering and transportation	3,910	8,696	17,256	28,491	27,312
Lease operating(1)	62,172	53,560	53,525	46,552	60,620
Exploration	5,032	907	2,605	10,148	61,449
Depreciation, depletion and amortization	182,179	213,238	213,809	290,776	365,286
General and administrative, net	32,266	39,172	37,200	35,172	33,798
Impairment of oil and gas properties	922	115	224	60,817	25,368
Loss on sale of oil and gas properties	—	—	26,632	57	—

Total operating expenses	307,129	324,331	361,145	475,683	587,854

Income (loss) from operations	283,180	(31,535)	(12,004)	(41,316)	(131,660)
Other income (expenses):
Gain on sale of marketable securities	—	—	16,529	35,118	26,621
Marketable securities impairment	(162,672)	—	—	—	—
Realized gain from derivatives	—	—	—	—	9,766
Unrealized gain from derivatives	—	—	—	—	11,490
Interest and other income	1,656	378	499	790	944
Interest expense	(25,336)	(16,086)	(29,456)	(42,688)	(64,575)

Total other income (expenses)	(186,352)	(15,708)	(12,428)	(6,780)	(15,754)

Income (loss) from continuing operations before income taxes	96,828	(47,243)	(24,432)	(48,096)	(147,414)
Benefit from (provision for) income taxes	(38,611)	10,772	4,846	14,624	47,354

Income (loss) from continuing operations	58,217	(36,471)	(19,586)	(33,472)	(100,060)
Income (loss) from discontinued operations	193,745 (2)	—	—	—	—

Net income (loss)	$251,962	$(36,471)	$(19,586)	$(33,472)	$(100,060)

Basic net income (loss) per share:
Continuing operations	$1.27	$(0.81)	$(0.43)	$(0.73)	$(2.16)
Discontinued operations	4.23	—	—	—	—

	$5.50	$(0.81)	$(0.43)	$(0.73)	$(2.16)

Diluted net income (loss) per share:
Continuing operations	$1.26	$(0.81)	$(0.43)	$(0.73)	$(2.16)
Discontinued operations	4.20	—	—	—	—

	$5.46	$(0.81)	$(0.43)	$(0.73)	$(2.16)

Weighted average shares outstanding:
Basic	44,524	45,004	45,561	45,997	46,422

Diluted	44,813	45,004 (3)	45,561 (3)	45,997 (3)	46,422 (3)

(1)	Includes ad valorem taxes.
(2)	Includes gain of $158.1 million, net of income taxes of $85.3 million, from the sale of our offshore operations.
(3)	Basic and diluted weighted average shares are the same due to the net loss.

Balance Sheet Data:

	As of December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Cash and cash equivalents	$6,281	$90,472	$1,732	$8,460	$4,471
Property and equipment, net	1,444,715	1,576,287	1,816,248	2,509,845	2,470,053
Total assets	1,577,890	1,858,961	1,964,214	2,639,884	2,567,143
Total debt	210,000	470,836	513,372	1,196,908	1,324,383
Stockholders’ equity	1,062,085	1,066,111	1,068,531	1,037,625	933,534

Cash Flow Data:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Cash flows provided by operating activities from continuing operations	$450,533	$176,257	$311,662	$284,904	$262,229
Cash flows used for investing activities from continuing operations	(289,194)	(348,777)	(440,473)	(952,086)	(383,720)
Cash flows provided by (used for) financing activities from continuing operations	(452,883)	256,711	40,071	673,910	117,502
Cash flows provided by discontinued operations	292,260	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,643 producing oil and natural gas wells (914.5 net to us) and we operate 962 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our future growth will be driven primarily by acquisition, development and exploration activities. In 2012 our growth in production and proved reserves was primarily driven by our successful oil focused drilling activities. Under our current drilling budget, we plan to spend approximately $420.0 million in 2013 for development and exploration activities, which will primarily be focused on oil projects. We plan to drill 85 wells (58.1 net to us) in 2013, of which 75 wells (54.5 net to us) will target oil in our South Texas and West Texas regions and ten will target natural gas in our East Texas / North Louisiana region. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not specifically budget for acquisitions as the timing and size of acquisitions are not predictable.

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

We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines. We have entered into certain transportation and treating agreements with midstream and pipeline companies to transport a substantial portion of our natural gas production in North Louisiana to long-haul gas pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $18.0 million as of December 31, 2012.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our operating data for 2011 and 2012 is summarized below:

	Year Ended December 31,
	2011	2012
Net Production Data:
Natural gas (MMcf)	90,593	82,490
Oil (MBbls)	838	2,309
Natural gas equivalent (MMcfe)	95,622	96,345
Average Sales Price:
Oil ($/Bbl)	$95.73	$96.95
Oil including hedging ($/Bbl)(1)	$95.73	$101.18
Natural gas ($/Mcf)	$3.91	$2.52
Average equivalent price ($/Mcfe)	$4.54	$4.48
Average equivalent price including hedging ($/Mcfe)(1)	$4.54	$4.58
Expenses ($ per Mcfe):
Production taxes	$0.04	$0.15
Gathering and transportation	$0.30	$0.28
Lease operating(2)	$0.48	$0.63
Depreciation, depletion and amortization(3)	$3.00	$3.83

(1)	Includes realized gains from derivatives of $9.8 million in 2012.
(2)	Includes ad valorem taxes.
(3)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.    Our oil and gas sales decreased $2.5 million (1%) in 2012 to $431.9 million from sales of $434.4 million in 2011. Our oil production in 2012 increased by 175% while our natural gas production decreased by 9% from our 2011 production levels. On an equivalent unit basis, our production in 2012 increased by 1% over 2011. Our successful drilling program grew our oil production which offset the decline in natural gas production. Prices realized for oil sales increased by 1% in 2012 as compared to 2011 while the average price we realized for natural gas sales decreased by 36% in 2012 as compared to 2011. Our oil hedging program generated $9.8 million in realized gains in 2012. Including the results of our hedging program, our average oil price in 2012 of $101.18 increased 6% above last year’s average price.

Production taxes.    Production taxes increased $10.3 million or 282% to $14.0 million in 2012 from $3.7 million in 2011. The increase in 2012 is due to the significant growth in our oil sales during the year. Much of our natural gas sales in 2011 and 2012 qualify for exemption from state production taxes.

Gathering and transportation.    Gathering and transportation costs in 2012 decreased $1.2 million (4%) to $27.3 million as compared to $28.5 million in 2011 due to the lower natural gas volumes that we produced in North Louisiana in 2012.

Lease operating expenses.    Our lease operating expenses, including ad valorem taxes, of $60.6 million in 2012 were $14.0 million or 30% higher than our operating expenses of $46.6 million in 2011. Our lease operating expense per Mcfe produced increased by 29% to $1.06 per Mcfe in 2012 as compared to $0.82 per Mcfe in 2011. The increase mainly reflects our growing oil production. Our oil wells are typically more costly to operate than our natural gas wells. Oil production comprised 14% of our total production in 2012 as compared to 5% in 2011.

Exploration expense.    We incurred $61.4 million in exploration expense in 2012 as compared to $10.1 million in 2011. Exploration expense in 2012 consisted of $61.3 million of impairments of unevaluated leasehold costs and $0.1 million for the acquisition of seismic data. Our 2011 exploration cost consisted of $9.8 million of impairments of unevaluated leasehold costs and $0.3 million for the acquisition of seismic data.

Depreciation, depletion and amortization expense (“DD&A”).    DD&A of $365.3 million was an increase of $74.5 million (26%) over DD&A of $290.8 million in 2011. Our DD&A rate per Mcfe produced averaged $3.83 in 2012 as compared to $3.00 for 2011. The increase in DD&A primarily resulted from increased development costs per Mcfe associated with the oil wells drilled in 2012, and the substantial decline in our proved natural gas reserves due to the low natural gas prices in 2012.

Impairment of oil and gas properties.    We recorded impairments to our oil and gas properties of $25.4 million and $60.8 million in 2012 and 2011, respectively. These impairments relate to fields where an impairment was indicated based on estimated future cash flows from the properties.

General and administrative expenses. General and administrative expense of $33.8 million for 2012 was 4% lower than general and administrative expense of $35.2 million for 2011. The decrease primarily reflects lower stock based compensation in 2012. Stock based compensation decreased by $1.3 million to $13.7 million in 2012 as compared to $15.0 million in 2011.

Interest expense.    Interest expense increased $21.9 million (51%) to $64.6 million in 2012 from interest expense of $42.7 million in 2011. The increase was primarily related to the increase in outstanding debt during 2012 including the issuance of $300.0 million in senior notes in June 2012. Average borrowings under our bank credit facility increased to $482.7 million in 2012 as compared to $121.4 million for 2011. The average interest rate on the outstanding borrowings under our credit facility of 3.0% in 2012 was higher than the interest rate of 2.2% in 2011. We capitalized interest of $20.9 million and $13.2 million in 2012 and 2011, respectively, which amounts reduced interest expense.

Income taxes.    The benefit from income taxes increased in 2012 to $47.4 million from $14.6 million in 2011 due to the higher net loss in 2012. Our effective tax rate of 32% in 2012 and 30% in 2011 differed from the federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Net loss.    We reported a loss of $100.1 million for 2012 as compared to a loss of $33.5 million for 2011. The loss per share for 2012 was $2.16 on weighted average shares outstanding of 46.4 million as compared to a loss per share of $0.73 for 2011 on weighted average shares outstanding of 46.0 million. The loss in 2012 was primarily related to the increase in DD&A expense and impairments of proved and unproved properties of $86.7 million ($56.3 million after income taxes) which were offset in part by gains on sales of properties of $24.3 million ($15.8 million after income taxes) and sales of marketable securities of $26.6 million ($17.3 million after income taxes) and also unrealized gains on our oil derivatives of $11.5 million ($7.5 million after tax). The loss in 2011 was primarily related to the impairments to proved and unproved properties in 2011 of $70.6 million ($45.9 million after income taxes) offset in part by gains on sales of marketable securities of $35.1 million ($22.8 million after income taxes).

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

Oil and gas sales.    Our oil and gas sales increased $85.3 million (24%) in 2011 to $434.4 million from sales of $349.1 million in 2010. This increase resulted from higher natural gas production and higher prices realized for oil sales in 2011. Our production in 2011 increased by 31% over 2010’s production as production from new wells drilled in South Texas targeting the Eagle Ford shale and in North Louisiana targeting the Haynesville/Bossier shales exceeded declines from our existing producing properties. Prices realized for oil sales increased by 40% in 2011 as compared to 2010 while the average price we realized for natural gas sales decreased by 10% in 2011 as compared to 2010. During 2011 we drilled 87 wells (47.7 net to us), 62 of which were Haynesville or Bossier shale horizontal wells and 20 of which were Eagle Ford shale horizontal wells. At December 31, 2011 we had 23 wells (15.5 net to us) that were drilled in 2011 awaiting completion.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset dispositions. Our net cash provided by operating activities in 2012 totaled $262.2 million. Our other primary sources of funds in 2012 included $285.9 million of net proceeds from a senior notes offering and $204.4 million from sales of assets. In 2011, our net cash flow provided by operating activities totaled $284.9 million, while our other primary sources of funds included $293.4 million of net proceeds from a senior notes offering, $555.0 million of borrowings under our bank credit facility and $53.4 million of proceeds from sales of marketable securities. In 2010, our net cash flow provided by operating activities from continuing operations totaled $311.7 million. Our other primary source of funds in 2010 was $96.9 million of net proceeds from sales of oil and gas properties and marketable securities and $45.0 million of borrowings under our bank credit facility.

Our cash flow from operating activities in 2012 of $262.2 million represented a decrease of $22.7 million from our cash from operating activities of $284.9 million in 2011. Cash flow from operations excluding changes in working capital accounts of $261.3 million in 2012 decreased by $36.3 million or 12% as compared to $297.6 million in 2011 due to the lower revenues we received because of the decline in natural gas prices during 2012 which was partially offset by higher oil production. Our cash flow from operating activities in 2011 decreased by $26.8 million to $284.9 million as compared to $311.7 million in 2010 primarily due to changes in working capital at the end of 2011.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. During 2012 our capital expenditures of $550.6 million decreased by $497.1 million as compared to 2011 capital expenditures of $1.0 billion due primarily to the acquisitions of proved and unproved properties we made in 2011. Capital expenditures in 2012 include $70.9 million spent to complete wells drilled in 2011. In 2011, our capital expenditures of $1.0 billion increased by $502.0 million as compared to 2010 capital expenditures of $545.7 million, mainly due to the acquisition of oil and gas properties in 2011.

Our annual capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Exploration and development:
Acquisitions of proved oil and gas properties	$—	$218,661	$3,235
Acquisitions of unproved oil and gas properties	134,728	255,699	29,677
Developmental leasehold costs	3,208	798	2,157
Development drilling	305,410	483,816	504,482
Exploratory drilling	85,140	82,028	5,317
Workovers and recompletions	5,648	6,516	3,728

	534,134	1,047,518	548,596	(1)
Other	11,516	225	1,984

Total	$545,650	$1,047,743	$550,580	(1)

(1)	Excludes reimbursements from joint venture partner for preformation well costs of $23.8 million.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling and completion services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $445.0 million for development and exploration projects and lease acquisitions in 2013, which will be funded primarily by cash flows from operating activities, proceeds from asset sales and borrowings under our credit facility. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices and, in particular, natural gas prices.

We do not have a specific acquisition budget for 2013 because the timing and size of acquisitions are unpredictable. Smaller acquisitions will generally be funded from operating cash flow. With respect to significant acquisitions, we intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 30, 2015.

Indebtedness under the bank credit facility is secured by all of our and our wholly owned subsidiaries’ assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. As of December 31, 2012, the borrowing base was $570.0 million, $130.0 million of which was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including the availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of December 31, 2012.

We have $300.0 million of 8 3/8% senior notes outstanding which are due October 15, 2017, $300.0 million of 7 3/4% senior notes outstanding which are due April 1, 2019 and $300.0 million of 9 1/2% senior notes outstanding which are due June 15, 2020. All senior notes have semi-annual interest payment obligations, are unsecured obligations and are guaranteed by all of our material subsidiaries.

On January 1, 2011, we had $172.0 million in principal amount of 6 7/8% senior notes outstanding due in 2012 (the “2012 Notes”). We redeemed all of the 2012 Notes in 2011 for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$440,000	$—	$—	$—	$440,000
8 3/8% senior notes	—	—	—	—	300,000	—	300,000
7 3/4% senior notes	—	—	—	—	—	300,000	300,000
9 1/2% senior notes	—	—	—	—	—	300,000	300,000
Interest on debt	88,843	88,843	87,846	76,875	71,641	99,126	513,174
Operating leases	1,983	2,012	2,038	1,994	2,021	6,740	16,788
Natural gas transportation agreements	9,416	6,840	4,074	1,696	1,277	1,968	25,271
Contracted drilling services	31,149	20,112	14,030	—	—	—	65,291

	$131,391	$117,807	$547,988	$80,565	$374,939	$707,834	$1,960,524

Future interest costs are based upon the effective interest rates of our outstanding senior notes and the December 31, 2012 rate for our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations, which totaled $18.0 million as of December 31, 2012.

Federal Taxation

At December 31, 2012 we had U.S. federal net operating loss carryforwards of approximately $192.3 million and Louisiana state net operating loss carryforwards of approximately $536.4 million. Utilization of $36.9 million of our U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company and a valuation allowance of $23.0 million has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $288.0 million has been established against our Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

Our federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2007. We currently believe that our significant filing positions are highly certain and that all of our significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

Impairment of oil and gas properties.    We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on market prices for oil and natural gas for the next three years, with a 5% escalation of prices for subsequent years. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. To the extent that oil and natural gas prices do not increase as anticipated in these assumptions or costs increase at a greater rate than assumed, certain of our evaluated properties which presently have a carrying value of $463.0 million may require impairment in the future. The amount of such impairments would be based on the write down of these properties to their then current estimated fair value. In addition to these properties, other properties may become impaired due to downward revisions in reserve or price estimates or for other reasons.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2012, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.6 million and a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $8.0 million.

We have entered into oil price swap agreements covering 2.2 million barrels of our expected 2013 oil production which fix the NYMEX West Texas Intermediate (“WTI”) price at $98.67 per barrel. As of December 31, 2012, our outstanding oil swap agreements had a fair value of $11.7 million. The change in the fair value of our oil swaps that would result from a 10% change in commodities prices at December 31, 2012 would be $12.9 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Interest Rates

At December 31, 2012, we had $1.3 billion of long-term debt. Of this amount, $300.0 million bears interest at 8 3/8%, $300.0 million bears interest at a fixed rate of 7 3/4%, and $300.0 million bears interest at 9 1/2%. The fair market value of our fixed rate debt as of December 31, 2012 was $942.0 million based on the market price of approximately 107% of the face amount. At December 31, 2012, we had $440.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2012, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $4.4 million. We had no interest rate derivatives outstanding during 2012 or at December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-34 of this report.

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

Evaluation of Controls and Procedures.    Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer. As described below, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

As part of the preparation of our financial statements for the year ended December 31, 2012, we undertook a review of our accounting for oil price derivative financial instruments. We use derivative financial instruments as a means of reducing our exposure to fluctuating commodity prices for oil and natural gas. During the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, we applied cash flow hedge accounting for our derivative financial instruments as provided for in Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Accordingly, we included changes from period to period in the fair value of derivative financial instruments classified as cash flow hedges as increases or decreases to Accumulated Other Comprehensive Income (“AOCI”). In order to qualify for cash flow hedge accounting treatment, specific standards and contemporaneous documentation requirements must be met. We believed that we had met those requirements and that our hedge accounting treatment was permitted under ASC 815. However, in connection with preparing our 2012 Annual Report, and based upon discussions with Ernst & Young, LLP, our independent public accounting firm, we determined that our hedge documentation was not completed in a timely manner, and as a result our commodity derivative financial instruments did not qualify for hedge accounting treatment under ASC 815.

In February 2013 the Audit Committee of our Board of Directors concluded that our previously issued consolidated financial statements contained a material error with respect to accounting for derivative financial instruments, and should be restated. Accordingly, we are restating the consolidated financial statements for each of the three months ended March 31, 2012, June 30, 2012 and September 30, 2012 to reflect the change in the fair value of our derivative financial instruments, as a separate component of other income (expenses) in our statements of operations rather than as a component of AOCI. We are also reclassifying the realized gains and losses from our derivative financial instruments as a component of other income (expenses) rather than as a component of oil and gas sales.

We have concluded, based on the circumstances involving the restatement of the financial statements for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012, that a material weakness in internal control over financial reporting existed at December 31, 2012 with respect to the design of our controls over the timeliness of documentation required to designate our derivative financial instruments as cash flow hedges in accordance with ASC 815.

Management’s Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relating to the accounting for derivative financial instruments resulted in misstatements of the aforementioned accounts and disclosures that resulted in material misstatements in our interim financial statements. Because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. Our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report included herein.

Plans for Remediation of the Material Weakness.    In response to the material weakness, we did not account for derivative financial instruments as cash flow hedges under ASC 815 in the fourth quarter of 2012 and are recognizing realized gains and losses and changes in the fair value of our derivative financial instruments in current earnings as separate components of other income (losses). We are developing a remediation plan to address the material weakness described above. The remediation plan will include designing and implementing a control framework over entering into derivative financial instruments to ensure that our accounting for derivative financial instruments which was affected by the material control weakness is appropriate. The remediation plan will involve key leaders from across the organization, including the Chief Executive Officer, the Chief Financial Officer and our internal auditors. We will report quarterly and as needed to the Audit Committee of our Board of Directors on the progress made toward completion of the remediation plan.

We continue to monitor the effectiveness of our internal control over financial reporting with respect to our accounting for derivatives which was affected by the material weakness described above. We will perform additional procedures prescribed by management, including the use of manual mitigating control procedures, and we will employ any additional tools and resources deemed necessary to ensure that our financial statements continue to be fairly stated in all material respects.

Changes in Internal Control over Financial Reporting.    Except as noted above with respect to our discontinuation of cash flow hedge accounting in the fourth quarter of 2012, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, as described above under “Plans for Remediation of Material Weaknesses,” we have initiated a process to improve the control environment and to remedy the control weakness described herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited Comstock Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Comstock Resources, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s accounting for derivative financial instruments at December 31, 2012. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 financial statements and this report does not affect our report dated February 28, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Comstock Resources, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

Dallas, Texas

February 28, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business — Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2012.

Code of Ethics.    We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2013 annual meeting, which will be filed with the SEC within 120 days of December 31, 2012, for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	845,695(1)	$38.36(2)	1,607,372

(1)	Includes performance share unit awards equivalent to 688,545 shares that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.
(2)	Price reflects the grant date fair value of 157,150 stock options that are outstanding; excludes performance share units for which the price cannot be determined until the performance targets are met.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-34 of this report:

2.  All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)  Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (c) are listed below.

Exhibit No.	Description
3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)	Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
3.2	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).

Exhibit No.	Description
3.3	Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 8, 2011).
4.1	Indenture dated February 25, 2004 between Comstock, the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.2	Indenture dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for debt securities (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 9, 2009).
4.3	First Supplemental Indenture, dated October 9, 2009 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 9, 2009).
4.4	Second Supplemental Indenture dated April 30, 2010 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for the 8 3/8 Senior Notes due 2017 (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2010).
4.5	Third Supplemental Indenture dated March 14, 2011 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 7 3/4% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 14, 2011).
4.6	Fourth Supplemental Indenture dated June 5, 2012 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 9 1/2% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 7, 2012).
10.1#	Employment Agreement dated December 22, 2008 by and between Comstock and M. Jay Allison (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 22, 2008).
10.2#	Employment Agreement dated December 22, 2008 by and between Comstock and Roland O. Burns (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 22, 2008).
10.3#	Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated May 19, 2009).
10.4*#	First Amendment to the Comstock Resources, Inc. 2009 Long-term Incentive Plan.
10.5#	Form of Restricted Stock Agreement under the Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10.6*#	Form of Performance Share Unit Agreement under the Comstock Resources, Inc. 2009 Long-term Incentive Plan.
10.7	Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).
10.8	First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description
10.9	Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.10	Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).
10.11	Fourth Amendment to the Lease Agreement dated May 8, 2009 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
10.12	Fifth Amendment to the Lease Agreement dated June 15, 2011 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.13	Third Amended and Restated Credit Agreement, dated November 30, 2010, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent and Comerica, JP Morgan Chase Bank, N.A., and Union Bank, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2010).
10.14	Assignment and First Amendment to Third Amended and Restated Credit Agreement dated October 31, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.15	Second Amendment and Waiver to Third Amended and Restated Credit Agreement, dated December 29, 2011, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 29, 2011).
10.16	Third Amendment to Third Amended and Restated Credit Agreement, dated October 29, 2012, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
10.17*	Fourth Amendment to Third Amended and Restated Credit Agreement dated February 8, 2013, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, and Bank of Montreal, as administrative agent.
10.18	Base Contract for Sale and Purchase of Natural Gas between Comstock Oil & Gas-Louisiana, LLC and BP Energy Company dated November 7, 2008, as amended by Third Amended and Restated Special Provisions dated January 5, 2010 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2009).
10.19	Purchase and Sale Agreement dated December 5, 2011 among Eagle Oil & Gas Co., certain other sellers and Comstock Oil & Gas, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 5, 2011).
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2012.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

By:	/s/ M. JAY ALLISON
M. Jay Allison President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 28, 2013

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2013

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 28, 2013

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 28, 2013

/s/ FREDERIC D. SEWELL Frederic D. Sewell	Director	February 28, 2013

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 28, 2013

/s/ NANCY E. UNDERWOOD Nancy E. Underwood	Director	February 28, 2013

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2011 and 2012, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an adverse opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

February 28, 2013

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2012

	December 31,
	2011	2012
	(In thousands)
ASSETS
Cash and Cash Equivalents	$8,460	$4,471
Accounts Receivable:
Oil and gas sales	47,082	36,150
Joint interest operations	6,651	5,608
Marketable Securities	47,642	12,312
Derivative Financial Instruments	459	11,651
Other Current Assets	2,796	6,954

Total current assets	113,090	77,146
Property and Equipment:
Unevaluated oil and gas properties	369,096	263,652
Oil and gas properties, successful efforts method	3,476,146	3,779,716
Other	18,062	19,301
Accumulated depreciation, depletion and amortization	(1,353,459)	(1,592,616)

Net property and equipment	2,509,845	2,470,053
Other Assets	16,949	19,944

	$2,639,884	$2,567,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$94,041	$86,346
Deferred Income Taxes Payable	7,664	5,340
Accrued Expenses	85,502	47,372

Total current liabilities	187,207	139,058
Long-term Debt	1,196,908	1,324,383
Deferred Income Taxes Payable	201,705	149,901
Reserve for Future Abandonment Costs	13,997	17,994
Other Non-Current Liabilities	2,442	2,273

Total liabilities	1,602,259	1,633,609
Commitments and Contingencies
Stockholders’ Equity:
Common stock—$0.50 par, 75,000,000 shares authorized, 48,125,296 and 48,408,734 shares issued and outstanding at December 31, 2011 and 2012, respectively	24,063	24,204
Additional paid-in capital	468,709	480,595
Accumulated other comprehensive income	20,476	4,418
Retained earnings	524,377	424,317

Total stockholders’ equity	1,037,625	933,534

	$2,639,884	$2,567,143

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2011 and 2012

	2010	2011	2012
	(In thousands, except per share amounts)

Oil and gas sales	$349,141	$434,367	$431,923
Gain on sale of oil and gas properties	—	—	24,271

Total revenues	349,141	434,367	456,194

Operating expenses:
Production taxes	9,894	3,670	14,021
Gathering and transportation	17,256	28,491	27,312
Lease operating	53,525	46,552	60,620
Exploration	2,605	10,148	61,449
Depreciation, depletion and amortization	213,809	290,776	365,286
General and administrative, net	37,200	35,172	33,798
Impairment of oil and gas properties	224	60,817	25,368
Loss on sale of oil and gas properties	26,632	57	—

Total operating expenses	361,145	475,683	587,854

Operating loss	(12,004)	(41,316)	(131,660)

Other income (expenses):
Gain on sale of marketable securities	16,529	35,118	26,621
Realized gain from derivatives	—	—	9,766
Unrealized gain from derivatives	—	—	11,490
Other income	499	790	944
Interest expense	(29,456)	(42,688)	(64,575)

Total other income (expenses)	(12,428)	(6,780)	(15,754)

Loss before income taxes	(24,432)	(48,096)	(147,414)
Benefit from income taxes	4,846	14,624	47,354

Net loss	$(19,586)	$(33,472)	$(100,060)

Net loss per share:
Basic	$(0.43)	$(0.73)	$(2.16)

Diluted	$(0.43)	$(0.73)	$(2.16)

Weighted average shares outstanding:
Basic	45,561	45,997	46,422

Diluted	45,561	45,997	46,422

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2010, 2011 and 2012

	2010	2011	2012
	(In thousands)

Net loss	$(19,586)	$(33,472)	$(100,060)
Unrealized hedging gains, net of provision for (benefit from) income taxes of $—, $161 and $(161)	—	298	(298)
Net change in unrealized gains and losses on marketable securities, net of benefit from (provision for) income taxes of ($923), $6,543 and $8,487	1,711	(12,152)	(15,760)

Other comprehensive income (loss)	1,711	(11,854)	(16,058)

Comprehensive loss	$(17,875)	$(45,326)	$(116,118)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2011 and 2012

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)

Balance at December 31, 2009	47,104	$23,552	$434,505	$577,435	$30,619	$1,066,111
Exercise of stock options	184	92	1,335	—	—	1,427
Stock-based compensation	418	209	17,168	—	—	17,377
Excess income taxes from stock-based compensation	—	—	1,491	—	—	1,491
Net loss	—	—	—	(19,586)	—	(19,586)
Other comprehensive income	—	—	—	—	1,711	1,711

Balance at December 31, 2010	47,706	23,853	454,499	557,849	32,330	1,068,531
Stock-based compensation	419	210	14,822	—	—	15,032
Excess income taxes from stock-based compensation	—	—	(612)	—	—	(612)
Net loss	—	—	—	(33,472)	—	(33,472)
Other comprehensive loss	—	—	—	—	(11,854)	(11,854)

Balance at December 31, 2011	48,125	24,063	468,709	524,377	20,476	1,037,625
Stock-based compensation	284	141	13,587	—	—	13,728
Excess income taxes from stock-based compensation	—	—	(1,701)	—	—	(1,701)
Net loss	—	—	—	(100,060)	—	(100,060)
Other comprehensive loss	—	—	—	—	(16,058)	(16,058)

Balance at December 31, 2012	48,409	$24,204	$480,595	$424,317	$4,418	$933,534

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2011 and 2012

	2010	2011	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,586)	$(33,472)	$(100,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of assets	10,103	(35,061)	(50,892)
Deferred income taxes	(4,617)	(14,652)	(47,192)
Dry hole costs and leasehold impairments	—	9,819	61,300
Impairment of oil and gas properties	224	60,817	25,368
Depreciation, depletion and amortization	213,809	290,776	365,286
Unrealized gains from derivatives	—	—	(11,490)
Debt issuance cost and discount amortization	2,436	4,300	5,277
Stock-based compensation	17,377	15,032	13,728
Excess income taxes from stock-based compensation	(1,491)	612	1,701
Decrease (increase) in accounts receivable	(4,432)	(9,046)	11,975
Decrease (increase) in other current assets	48,070	3,311	(4,309)
Increase (decrease) in accounts payable and accrued expenses	49,769	(7,532)	(8,463)

Net cash provided by operating activities	311,662	284,904	262,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(537,400)	(1,005,503)	(588,111)
Proceeds from sales of oil and gas properties	66,428	—	166,686
Proceeds from sales of marketable securities	30,499	53,417	37,705

Net cash used for investing activities	(440,473)	(952,086)	(383,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	110,000	970,000	515,912
Principal payments on debt	(68,000)	(287,000)	(390,000)
Debt issuance costs	(4,847)	(8,478)	(6,709)
Proceeds from issuance of common stock	1,427	—	—
Excess income taxes from stock-based compensation	1,491	(612)	(1,701)

Net cash provided by financing activities	40,071	673,910	117,502

Net increase (decrease) in cash and cash equivalents	(88,740)	6,728	(3,989)
Cash and cash equivalents, beginning of the year	90,472	1,732	8,460

Cash and cash equivalents, end of the year	$1,732	$8,460	$4,471

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The Company’s operations are primarily focused in Texas and Louisiana. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, “Comstock” or the “Company”). During 2011 and 2012 the consolidated financial statements also include the accounts of a variable interest entity where the Company was the primary beneficiary of the arrangements. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company’s accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company’s policy is to assess the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been provided.

Marketable Securities

As of December 31, 2011 and 2012, the Company owned 1,806,000 and 600,000 shares, respectively, of Stone Energy Corporation common stock which was reflected in the consolidated balance sheets as marketable securities. As of December 31, 2011 and 2012, the cost basis of the marketable

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities was $16.6 million and $5.5 million, respectively. As of December 31, 2011 and 2012, the estimated fair value of the marketable securities was $47.6 million and $12.3 million, respectively, after recognizing unrealized gain after income taxes of $20.2 million and $4.4 million, respectively. The Company does not exert influence over the operating and financial policies of Stone, and has classified its investment in these shares as an available-for-sale security in the consolidated balance sheets. Available-for-sale securities are accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilizes the specific identification method to determine the cost of any securities sold. During 2010, 2011 and 2012 the Company sold 1,520,000, 1,991,000 and 1,206,000 shares of Stone common stock for proceeds of $30.5 million, $53.4 million and $37.7 million, respectively. Comstock realized gains before income taxes of $16.5 million, $35.1 million and $26.6 million on these sales during 2010, 2011 and 2012, respectively. The Company reviews its available-for-sale securities to determine whether a decline in fair value below the respective cost basis is other than temporary. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Other Current Assets

Other current assets at December 31, 2011 and 2012 consist of the following:

	As of December 31,
	2011	2012
	(In thousands)
Pipe and oil field equipment inventory	$2,314	$1,922
Production tax refunds receivable	—	1,830
Derivative settlements receivable	—	1,693
Drilling advances	—	1,160
Prepaid expenses	397	300
Other	85	49

	$2,796	$6,954

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash equivalents held in bank accounts, marketable securities and derivative financial instruments in the form of oil price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The following table summarizes financial assets accounted for at fair value as of December 31, 2012:

	Carrying Value Measured at Fair Value at December 31, 2012	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$4,471	$4,471	$—
Marketable securities	12,312	12,312	—
Derivative financial instruments	11,651	—	11,651

Total assets	$28,434	$16,783	$11,651

As of December 31, 2012 the Company had oil price swap agreements for 2,160,000 barrels of oil to be produced in 2013 with a fair value of $11.7 million. The Company has recognized an asset for this amount, and has recognized corresponding unrealized gain which is included in other income (expenses) during 2012. At December 31, 2011 the Company had oil price swap agreements for 1,440,000 barrels of oil to be produced in 2012 with a fair value of $0.5 million. The Company recognized a current asset for this amount, and recognized an unrealized gain of $0.3 million, net of income taxes of $0.2 million, which was included in other comprehensive income.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 liabilities, for the years ended December 31, 2010, 2011 and 2012:

	2010	2011	2012
	(In thousands)
Balance beginning of period	$—	$—	$459
Purchases and settlements (net)	—	—	(9,766)
Total realized or unrealized gains:
Realized gains included in earnings	—	—	9,766
Unrealized gains included in earnings	—	—	11,651
Unrealized gains included in other comprehensive income	—	459	(459)

Balance end of period	$—	$459	$11,651

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments as of December 31, 2011 and 2012:

	2011		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$1,196,908	$1,167,000	$1,324,383	$1,382,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of December 31, 2011 and 2012, a Level 1 measurement. The fair value of the floating rate debt outstanding at December 31, 2011 and 2012 approximated its carrying value, a Level 2 measurement.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Unproved oil and gas properties are periodically assessed for impairment on a property by property basis, and any impairment in value is charged to exploration expense. During 2011 and 2012, impairment charges of $9.8 million and $61.3 million, respectively, were recognized in exploration expense related to certain leases that the Company no longer expects to drill on. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company periodically assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The fair value is based upon estimated discounted future cash flows which are derived from Level 3 inputs. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. Costs are also projected to escalate at a rate that is based upon the Company’s historical experience. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year and is limited to proved reserves. The Company recognized impairment charges related to its oil and gas properties of $0.2 million, $60.8 million and $25.4 million in 2010, 2011, and 2012, respectively.

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

Accrued Expenses

Accrued expenses at December 31, 2011 and 2012 consist of the following:

	As of December 31,
	2011	2012
	(In thousands)
Accrued drilling costs	$29,291	$14,050
Accrued interest payable	11,113	12,351
Advance from joint venture partner	—	7,286
Accrued oil and gas property acquisition costs	31,988	2,413
Other	13,110	11,272

	$85,502	$47,372

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in the Company’s total estimated liability:

	2010	2011	2012
	(In thousands)
Reserve for Future Abandonment Costs at beginning of the year	$6,561	$6,674	$13,997
New wells placed on production	338	417	1,837
Changes in estimates	596	5,839	2,736
Acquisition liabilities assumed	—	741	—
Liabilities settled and assets disposed of	(1,212)	(56)	(1,304)
Accretion expense	391	382	728

Reserve for Future Abandonment Costs at end of the year	$6,674	$13,997	$17,994

Stock-based Compensation

The Company has stock-based employee compensation plans under which stock awards, comprised of restricted stock, stock options and performance share units are issued to employees and non-employee directors. The Company follows the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Excess tax benefits on stock-based compensation are recognized as an adjustment to additional paid-in capital and as a part of cash flows from financing activities.

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

Major Purchasers

In 2012 the Company had two purchasers of its oil and natural gas production that accounted for 42% and 27%, respectively, of total oil and gas sales. In 2011 the Company had two purchasers of its oil and natural gas production that accounted for 49% and 14%, respectively, of total oil and gas sales. In 2010 the Company had one purchaser of its oil and natural gas production that accounted for 39% of total oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2011 or 2012. Sales of oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as operating expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $10.6 million, $10.5 million and $11.5 million in 2010, 2011 and 2012, respectively.

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

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units (“PSUs”) represent the right to receive a number of shares of the Company’s common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per share for 2010, 2011 and 2012 were determined as follows:

	2010			2011			2012
	Loss	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands except per share data)
Net Loss	$(19,586)			$(33,472)			$(100,060)
Income Allocable to Unvested Stock Grants	—			—			—

Basic Net Loss Attributable to Common Stock	$(19,586)	45,561	$(0.43)	$(33,472)	45,997	$(0.73)	$(100,060)	46,422	$(2.16)

Effect of Dilutive Securities:
Stock Options	—	—		—	—		—	—
Performance Stock Units	—	—		—	—		—	—

Diluted Net Loss Attributable to Common Stock	$(19,586)	45,561	$(0.43)	$(33,472)	45,997	$(0.73)	$(100,060)	46,422	$(2.16)

At December 31, 2010, 2011 and 2012, 2,069,275, 2,114,520 and 1,960,835 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2010	2011	2012
	(In thousands)
Unvested restricted stock	1,715	1,683	1,737

All stock options, unvested stock and PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period.

Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from determination of diluted earnings per share were as follows:

	2010	2011	2012
	(In thousands except per share data)
Weighted average anti-dilutive stock options	240	215	168
Weighted average exercise price	$35.98	$36.42	$37.81

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash payments made for interest and income taxes for the years ended December 31, 2010, 2011 and 2012, respectively, were as follows:

	2010	2011	2012
	(In thousands)
Cash Payments:
Interest payments	$40,467	$49,109	$79,001
Income tax refunds	$(48,575)	$(1,403)	$(58)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $13.0 million, $13.2 million and $20.9 million in 2010, 2011 and 2012, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

Comprehensive Loss

Comprehensive loss consists of the following:

	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net Loss	$(19,586)	$(33,472)	$(100,060)
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to earnings, net of provision for income taxes of ($5,785) in 2010, ($12,291) in 2011 and ($9,318) in 2012	(10,744)	(22,827)	(17,303)
Unrealized hedging gains, net of provision for (benefit from) income taxes of $161 in 2011 and ($161) in 2012	—	298	(298)
Unrealized gains on marketable securities, net of provision for income taxes of $6,707 in 2010, $5,748 in 2011 and $831 in 2012	12,455	10,675	1,543

Total comprehensive loss	$(17,875)	$(45,326)	$(116,118)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the years ended December 31, 2010, 2011 and 2012:

	Oil Price Swap Agreements	Marketable Securities	Total Accumulated Comprehensive Income
	(In thousands)
Balance as of December 31, 2009	$—	$30,619	$30,619
Reclassification to earnings	—	(10,744)	(10,744)
Changes in value	—	12,455	12,455

Balance as of December 31, 2010	—	32,330	32,330
Reclassification to earnings	—	(22,827)	(22,827)
Changes in value	298	10,675	10,973

Balance as of December 31, 2011	298	20,178	20,476
Reclassification to earnings	(298)	(17,303)	(17,601)
Changes in value	—	1,543	1,543

Balance as of December 31, 2012	$—	$4,418	$4,418

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

(2)    Acquisitions and Dispositions of Oil and Gas Properties

On December 29, 2011, the Company completed an acquisition, from an unrelated party, of oil and gas properties in the Delaware Basin located in Reeves County in West Texas (the “Delaware Basin Acquisition”). Total cash consideration paid of $337.9 million was funded with borrowings under the Company’s bank credit facility. The Company acquired proved oil and gas reserves of 25.2 million barrels of oil equivalent and leases covering 43,591 net acres. The effective date of the acquisition was November 1, 2011. Concurrent with the Delaware Basin Acquisition, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. In connection with this reverse like-kind exchange, Comstock assigned the right to acquire ownership in the oil and gas properties that were acquired to a variable interest entity formed by an exchange accommodation titleholder. Comstock operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. The exchange transaction was completed in May 2012 and the variable interest entity was then merged into a wholly owned subsidiary of the Company. Because the Company was the primary beneficiary of these arrangements, the properties acquired are included in its consolidated balance sheet as of December 31, 2011, and all revenues earned and expenses incurred related to the properties were included in the Company’s consolidated results of operations during the term of the agreements.

The purchase price allocation, including final post-closing adjustments finalized during 2012, was as follows:

(In thousands)
Consideration paid:
Cash	$337,896

Total consideration paid	$337,896

Amounts recognized for the fair value of assets acquired and liabilities assumed were as follows:

(In thousands)
Proved properties	$205,758
Unproved properties	143,751
Asset retirement obligation	(741)
Liabilities assumed	(10,872)

Net fair value of properties acquired and liabilities assumed	$337,896

On December 30, 2011, the Company acquired oil and gas properties in North Louisiana from a third party for $27.1 million. This acquisition included proved oil and gas reserves of 13 billion cubic feet of natural gas equivalent and leases covering 3,500 net acres.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comstock considered the property acquisitions as business combinations and estimated the fair value of the properties as of the acquisition date. To estimate the fair value of the properties, the Company used a net asset value approach. The Company utilized a discounted cash flow model that took into account the following inputs to arrive at estimates of future net cash flows:

•	Estimated ultimate recovery of oil and natural gas;

•	Estimated future commodity prices based on NYMEX oil and natural gas futures prices adjusted for estimated location and quality differentials as well as related transportation costs;

•	Estimated future production rates; and

•	Estimated timing and amounts of future operating and development costs.

To estimate the fair value of proved properties, the Company discounted the future net cash flows using a market-based rate that the Company determined appropriate at the acquisition date for the various proved reserve categories. Due to the unobservable nature of the inputs, the fair values of the proved and unproved oil and gas properties are considered Level 3 fair value measurements.

During 2012, the Company completed the sale of certain oil and gas properties located in Tyler and Polk counties in South Texas and Lincoln Parish in North Louisiana. The Company received aggregate net proceeds of $119.8 million and recognized a total gain of $26.0 million from these transactions. Also during 2012, the Company completed the sale of certain non-operated oil and gas properties acquired as part of the Delaware Basin Acquisition and received net proceeds of $24.8 million. The Company accounted for the disposal of these properties as a retirement since they represented a small portion of the assets within one of its major oil and gas properties.

On July 30, 2012, the Company entered into a participation agreement with Kohlberg Kravis Roberts & Co L.P. (together with its affiliates, “KKR”) providing for the participation of KKR in Comstock’s future development of its Eagle Ford shale properties in South Texas. Under the terms of the participation agreement, KKR has the right to participate for one-third of Comstock’s working interest in wells drilled on the Company’s 28,160 net acres in exchange for KKR paying $25,000 per acre for the net acreage being acquired and one-third of the wells costs. Each well that KKR participates in is intended to earn KKR approximately one-third of the Company’s working interest in approximately 80 acres. The agreement applies to wells spud by the Company on or subsequent to March 31, 2012. The Company retains all of its interest in wells that were spud prior to March 31, 2012. Subject to certain conditions, KKR is obligated to acquire acreage for the first 100 wells drilled on the Company’s Eagle Ford Shale acreage after July 30, 2012 and can continue to participate in additional wells drilled on the acreage under the same terms. Comstock received $23.8 million from KKR to fund its participation in drilling activity before the closing on July 30, 2012. During 2012 the Company also received $8.7 million for acreage and facility costs for new wells drilled subsequent to the closing. The Company accounted for the receipt of these funds as a retirement since they represented a small portion of the costs within one of its major oil and gas properties. Formation costs of $1.7 million incurred in connection with this joint venture are reflected as a reduction to the realized gain on sale of oil and gas properties in the consolidated financial statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)    Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2011	2012
	(In thousands)
Unproved properties	$369,096	$263,652
Proved properties:
Leasehold costs	1,162,094	1,125,460
Wells and related equipment and facilities	2,314,052	2,654,256
Accumulated depreciation depletion and amortization	(1,349,871)	(1,588,046)

	$2,495,371	$2,455,322

Costs Incurred

	For the Years Ended December 31,
	2010	2011	2012
	(In thousands)
Property Acquisitions:
Unproved property acquisitions	$134,728	$255,699	$29,677
Proved property acquisitions	—	219,402	3,235
Development costs	315,041	496,506	514,629
Exploration costs	87,823	83,182	5,522

	$537,592	$1,054,789	$553,063

(4)    Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2011	2012
	(In thousands)
Bank credit facility	$600,000	$440,000
8 3/8% senior notes due 2017	300,000	300,000
Discount related to 8 3/8% senior notes due 2017	(3,092)	(2,556)
7 3/4% senior notes due 2019	300,000	300,000
9 1/2% senior notes due 2020	—	300,000
Discount related to 9 1/2% senior notes due 2020	—	(13,061)

	$1,196,908	$1,324,383

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discount on the 8 3/8% and 9 1/2% senior notes are being amortized over the life of the senior notes using the effective interest rate method.

The following table summarizes Comstock’s debt as of December 31, 2012 by year of maturity:

	2013	2014	2015	2016	2017	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$440,000	$—	$—	$—	$440,000
8 3/8% senior notes	—	—	—	—	297,444	—	297,444
7 3/4% senior notes	—	—	—	—	—	300,000	300,000
9 1/2% senior notes	—	—	—	—	—	286,939	286,939

	$—	$—	$440,000	$—	$297,444	$586,939	$1,324,383

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of December 31, 2012, the borrowing base was $570.0 million, $130.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of December 31, 2012.

On June 5, 2012 the Company issued $300.0 million of senior notes (the “2020 Notes”) pursuant to an underwritten public offering. The 2020 Notes are due on June 15, 2020 and bears interest at 9 1/2%, which is payable semi-annually on each June 15 and December 15. Proceeds from the issuance of the 2020 Notes were used to pay down outstanding borrowings under the Company’s bank credit facility. On March 14, 2011, Comstock issued $300.0 million of senior notes (the “2019 Notes”) pursuant to an underwritten public offering. The 2019 Notes are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. Comstock also has $300.0 million of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The 2017, 2019 and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of December 31, 2012, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2011, Comstock had $172.0 million in principal amount of 6 7/8% senior notes outstanding due in 2012 (the “2012 Notes”). Comstock redeemed all of the 2012 Notes in March 2011 for $172.4 million. The early extinguishment of the 2012 Notes resulted in a loss of $1.1 million which is included in interest expense in the consolidated financial statements. This loss is comprised of the premium paid for the redemption of the 2012 Notes, the costs incurred related to the tender offer, and the write-off of unamortized debt issuance costs related to the 2012 Notes.

(5)    Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2010, 2011 and 2012 was $1.3 million, $1.1 million and $1.4 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)
2013	$1,983
2014	2,012
2015	2,038
2016	1,994
2017	2,021
Thereafter	6,740

$16,788

As of December 31, 2012, the Company had commitments for contracted drilling rigs of $65.3 million through November 2015.

The Company has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2012 totaled $25.3 million.

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations and no material amounts are accrued relative to these matters at December 31, 2011 or 2012.

(6)    Stockholders’ Equity

The authorized capital stock of Comstock consists of 75 million shares of common stock, $.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2011 or 2012.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)    Stock-based Compensation

The Company grants restricted shares of common stock, stock options and performance share units to key employees and directors as part of their compensation under the 2009 Long-term Incentive Plan. Future awards of stock options, restricted stock grants or other equity awards under the 2009 Long-term Incentive Plan are available with up to 1,607,372 shares of common stock.

During 2010, 2011 and 2012, the Company had $17.4 million, $15.0 million and $13.7 million, respectively, in stock-based compensation expense which is in general and administrative expenses. The excess income tax benefit realized from tax deductions associated with stock-based compensation recognized in additional paid in capital totaled $1.5 million in 2010 and excess tax provisions from tax deductions associated with stock-based compensation of $0.6 million and $1.7 million were recognized in additional paid in capital for the years ended December 31, 2011 and 2012, respectively.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. Compensation expense recognized for outstanding stock options was $0.4 million for the year ended December 31, 2010.

The Company has not issued any stock options since 2008. The following table summarizes information related to stock options outstanding at December 31, 2012:

Exercise Price	Weighted Average Remaining Life (in years)	Number of Options Outstanding	Number of Options Exercisable
$32.50	2.9	51,500	51,500
$33.22	4.0	65,650	65,650
$54.36	0.4	40,000	40,000

		157,150	157,150

The following table summarizes information related to stock option activity under the Company’s incentive plans for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2012	203,150	$36.64
Expired and forfeited	(46,000)	$30.74

Outstanding at December 31, 2012	157,150	$38.36

Vested and Exercisable at December 31, 2012	157,150	$38.36

	2010	2011	2012
	(In thousands)
Cash received for options exercised	$1,427	$—	$—
Actual tax benefit realized	$4,221	$—	$—

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, all compensation cost related to stock options had been recognized. Stock options outstanding at December 31, 2011 and 2012 had no intrinsic value based on the closing price for the Company’s common stock on December 31, 2011 and December 31, 2012. There were no stock option exercises in 2011 or 2012.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one to four years, using the straight-line method. Total compensation expense recognized for restricted stock grants was $17.0 million, $15.0 million and $13.5 million for the years ended December 31, 2010, 2011 and 2012, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price. A summary of restricted stock activity for the year ended December 31, 2012 is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2012	2,114,520	$31.25
Granted	303,530	$15.49
Vested	(437,123)	$35.07
Forfeitures	(20,092)	$26.10

Outstanding at December 31, 2012	1,960,835	$28.01

The per share weighted average fair value of restricted stock grants in 2010, 2011 and 2012 was $25.61, $18.31 and $15.49, respectively. Total unrecognized compensation cost related to unvested restricted stock of $19.1 million as of December 31, 2012 is expected to be recognized over a period of 2.3 years. The fair value of restricted stock which vested in 2010, 2011 and 2012 was $15.1 million, $9.3 million and $6.7 million, respectively.

Performance Share Units

The Company issues PSUs as part of its long-term equity incentive compensation. PSU awards can result in the issuance of common stock to the holder if certain performance criteria is met during a performance period. The performance periods consist of one year, two years and three years, respectively. The performance criteria for the PSUs are based on the Company’s annualized total stockholder return (“TSR”) for the performance period as compared with the TSR of certain peer companies for the performance period. The costs associated with PSUs are recognized as general and administrative expense over the performance periods of the awards.

The fair value of PSUs was measured at the grant date using a stochastic process method utilizing the Geometric Brownian Motion Model (“GBM Model”). A stochastic process is a mathematically defined equation that can create a series of outcomes over time. These outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the Company’s PSUs, the Company cannot predict with certainty the path its stock price or the stock prices of its peers will take over the future performance periods. By using a stochastic simulation, the Company can create multiple prospective total return pathways, statistically analyze these simulations, and ultimately make inferences to the most likely path the total return will take. As such, because future stock returns are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the GBM Model, is deemed an appropriate method by which to

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the fair value of the PSUs. Significant assumptions used in this simulation include the Company’s expected volatility and a risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the vesting periods, as well as the volatilities for each of the Company’s peers. For the PSUs granted in 2012, the valuation inputs included a risk-free interest rate of 0.4% and a range of volatilities of 29% to 70%.

The Company granted 254,133 PSUs in 2012, all of which were outstanding at December 31, 2012, with a grant date fair value of $5.4 million, or $21.14 per unit. The number of awards assumes a one multiplier. The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 688,545 shares of common stock based on the achieved performance ranges from zero to three.

Total compensation expense for PSUs was $0.2 million for the year ended December 31, 2012. As of December 31, 2012, there was $5.2 million of total unrecognized expense related to PSUs, which is being amortized through December 2015.

(8)   Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $341,000, $323,000 and $365,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

(9)   Income Taxes

The following is an analysis of the consolidated income tax benefit:

	2010	2011	2012
	(In thousands)
Current	$(229)	$28	$(162)
Deferred	(4,617)	(14,652)	(47,192)

	$(4,846)	$(14,624)	$(47,354)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	2010	2011	2012
	(In thousands)
Tax benefit at statutory rate	$(8,551)	$(16,834)	$(51,595)
Tax effect of:
Nondeductible compensation	4,253	2,753	2,545
State taxes, net of federal tax benefit	(343)	(741)	1,486
Net operating loss carryback adjustments	(369)	—	—
Other	164	198	210

Total	$(4,846)	$(14,624)	$(47,354)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2011	2012
Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	(17.4)	(5.7)	(1.7)
State taxes, net of federal tax benefit	1.4	1.5	(1.0)
Net operating loss carryback adjustments	1.5	—	—
Other	(0.7)	(0.4)	(0.2)

Effective tax rate	19.8%	30.4%	32.1%

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2011 and 2012 were as follows:

	2011	2012
	(In thousands)
Current deferred tax liabilities:
Marketable securities	$(7,503)	$(1,262)
Derivative financial instruments	(161)	(4,078)

Net current deferred tax liability	(7,664)	(5,340)

Noncurrent deferred tax liabilities:
Property and equipment	(253,580)	(247,062)
Other assets	8,772	8,319
Net operating loss carryforwards	47,320	95,180
Alternative minimum tax carryforward	19,093	19,080
Valuation allowance on net operating loss carryforwards	(19,630)	(23,009)
Other	(3,680)	(2,409)

Net noncurrent deferred tax liability	(201,705)	(149,901)

Net deferred tax liability	$(209,369)	$(155,241)

At December 31, 2012, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss — U.S. federal	2017 — 2032	$192,255
Net operating loss — Louisiana	2012 — 2027	$536,365
Alternative minimum tax credits	Unlimited	$19,080

Utilization of $36.9 million of the U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company, and a

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $288.0 million, with a tax effect of $15.0 million, has been established against the Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

The Company’s federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2007. State tax returns in two state jurisdictions are currently under review. The Company currently believes that resolution of these matters will not have a material impact on its financial statements. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

During 2012, the Company hedged 1,710,000 barrels of its oil production at an average NYMEX West Texas Intermediate (“WTI”) oil price of $99.46 per barrel. As of December 31, 2012, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted- Average Contract Price	Volume (Barrels)	Contract Period
Oil Price Swap Agreements	$98.67 per Bbl.	2,160,000	Jan. 2013 – Dec. 2013

The Company recognizes the realized gains and losses, and the unrealized gains and losses due to the change in the fair value of its derivative financial instruments, as separate components of other income (expenses). The Company had realized gains of $9.8 million on its oil swaps that settled during

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012. The estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was an asset of $11.7 million as of December 31, 2012, which is reflected as a current asset based on estimated settlement dates.

(11)   Supplementary Quarterly Financial Data (Unaudited)

	2011
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$88,038	$112,451	$119,422	$114,456	$434,367

Income (loss) from operations	$(8,263)	$8,378	$12,086	$(53,517)	$(41,316)

Net income (loss)	$2,404	$3,949	$1,309	$(41,134)	$(33,472)

Net income (loss) per share:
Basic	$0.05	$0.08	$0.03	$(0.89)	$(0.73)
Diluted	$0.05	$0.08	$0.03	$(0.89)	$(0.73)

	2012
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
	(As Restated)	(As Restated)	(As Restated)
Total oil and gas sales	$111,689	$100,736	$112,895	$106,603	$431,923

Income (loss) from operations	$2,841	$(8,046)	$(24,419)	$(102,036)	$(131,660)

Net income (loss)	$1,375	$7,165	$(30,449)	$(78,151)	$(100,060)

Net income (loss) per share:
Basic	$0.03	$0.15	$(0.66)	$(1.68)	$(2.16)
Diluted	$0.03	$0.15	$(0.66)	$(1.68)	$(2.16)

Basic and diluted per share amounts are the same for each of the quarters ended December 31, 2011, September 30, 2012, December 31, 2012 and for the years ended December 31, 2011 and December 31, 2012 due to the net loss reported during each of these periods.

Results of operations include the following non-routine items of income (expense), which are presented before the effect of income taxes:

	2011
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Gain on sales of marketable securities	$21,249	$8,480	$2,484	$2,905	$35,118

Impairments of unproved oil and gas properties	$(9,454)	$—	$(364)	$—	$(9,818)

Impairments of proved oil and gas properties	$—	$—	$—	$(60,817)	$(60,817)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Gain on sale of oil and gas properties	$6,727	$20,338	$(2,794)	$—	$24,271

Gain on sales of marketable securities	$26,621	$—	$—	$—	$26,621

Impairments of unproved oil and gas properties	$(1,315)	$—	$(1,370)	$(58,615)	$(61,300)

Impairments of proved oil and gas properties	$(49)	$(5,301)	$—	$(20,018)	$(25,368)

The Company is restating its financial statements for each of the fiscal quarters ended March 31, 2012, June 30, 2012, and September 30, 2012 with respect to the accounting and disclosures for certain derivative financial transactions under Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). The Company determined that the formal documentation it had prepared to support its initial hedge designations for effectiveness in connection with the Company’s oil hedging program was not compliant with the technical documentation requirements to qualify for cash flow hedge accounting treatment in accordance with ASC 815, and as a result, the Company was not permitted to utilize hedge accounting treatment in the preparation of its financial statements. The restatements eliminate hedge accounting treatment which had been applied in 2012 and reflect other immaterial adjustments to oil and gas sales.

Under ASC 815, the fair value of hedge contracts is recognized in the Company’s consolidated balance sheet as an asset or liability, as the case may be, and the amounts received or paid under the hedge contracts are reflected in earnings during the period in which the underlying production occurs. If the hedge contracts qualify for cash flow hedge accounting treatment, the fair value of the hedge contract is recorded in “accumulated other comprehensive income”, and changes in the fair value do not affect net income in the period. If the hedge contract does not qualify for hedge accounting treatment, the change in the fair value of the hedge contract is reflected in earnings during the period as unrealized gain or loss from derivatives. Under the cash flow hedge accounting treatment used by the Company, the fair value of the hedge contracts were recognized in the consolidated balance sheet with the resulting unrealized gain or loss recorded initially in “accumulated other comprehensive income” and later reclassified through earnings when the hedged production impacted earnings. As a result of the determination that the designation documentation failed to meet the requirements necessary to utilize cash flow hedge accounting treatment, the unrealized gain or loss should have been recorded in the consolidated statements of operations as a component of earnings. The Company has also been recognizing realized gains and losses from its derivative financial instruments in oil and gas sales, and is reclassifying these amounts as a separate component of non-operating income and expense.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the restated condensed consolidated statements of operations and statements of other comprehensive income (loss) for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012 and the nine months ended September 30, 2012, the restated condensed consolidated balance sheets as of March 31, 2012, June 30, 2012 and September 30, 2012, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2012 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012, the six months ended June 30, 2012 and the nine months ended September 30, 2012:

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2012			Three Months Ended June 30, 2012			Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)

Oil and gas sales	$110,335	$1,354	$111,689	$104,690	$(3,954)	$100,736	$117,129	$(4,234)	$112,895	$332,154	$(6,834)	$325,320
Gain on sale of oil and gas properties	6,727	—	6,727	20,338	—	20,338	(2,794)	—	(2,794)	24,271	—	24,271

Total Revenues	117,062	1,354	118,416	125,028	(3,954)	121,074	114,335	(4,234)	110,101	356,425	(6,834)	349,591
Total operating expenses	115,575	—	115,575	129,120	—	129,120	134,520	—	134,520	379,215	—	379,215

Operating income (loss)	1,487	1,354	2,841	(4,092)	(3,954)	(8,046)	(20,185)	(4,234)	(24,419)	(22,790)	(6,834)	(29,624)
Other income (expenses):
Gain on sale of marketable securities	26,621	—	26,621	—	—	—	—	—	—	26,621	—	26,621
Realized gain (loss) from derivatives	—	(1,354)	(1,354)	—	2,719	2,719	—	3,293	3,293	—	4,658	4,658
Unrealized gain (loss) from derivatives	—	(10,187)	(10,187)	—	34,797	34,797	—	(11,112)	(11,112)	—	13,498	13,498
Other income	(23)	262	239	545	(262)	283	153	—	153	675	—	675
Interest expense	(13,237)	—	(13,237)	(14,529)	—	(14,529)	(17,535)	—	(17,535)	(45,301)	—	(45,301)

Total other income (expenses)	13,361	(11,279)	2,082	(13,984)	37,254	23,270	(17,382)	(7,819)	(25,201)	(18,005)	18,156	151

Income (loss) before income taxes	14,848	(9,925)	4,923	(18,076)	33,300	15,224	(37,567)	(12,053)	(49,620)	(40,795)	11,322	(29,473)
Benefit from (provision for) income taxes	(7,989)	4,441	(3,548)	7,772	(15,831)	(8,059)	11,579	7,592	19,171	11,362	(3,798)	7,564

Net income (loss)	$6,859	$(5,484)	$1,375	$(10,304)	$17,469	$7,165	$(25,988)	$(4,461)	$(30,449)	$(29,433)	$7,524	$(21,909)

Net income (loss) per share:
Basic	$0.14	$(0.11)	$0.03	$(0.22)	$0.37	$0.15	$(0.56)	$(0.10)	$(0.66)	$(0.63)	$0.16	$(0.47)

Diluted	$0.14	$(0.11)	$0.03	$(0.22)	$0.37	$0.15	$(0.56)	$(0.10)	$(0.66)	$(0.63)	$0.16	$(0.47)

Weighted average shares outstanding:
Basic	46,372	—	46,372	46,426	—	46,426	46,443	—	46,443	46,414	—	46,414

Diluted	46,372	—	46,372	46,426	—	46,426	46,443	—	46,443	46,414	—	46,414

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31, 2012			Three Months Ended June 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net loss	$6,859	$(5,484)	$1,375	$(10,304)	$17,469	$7,165
Reclassified to earnings, net of provision for (benefit from) income taxes of $—, $161, $161, and $—, $—, $—	—	(298)	(298)	—	—	—
Unrealized hedging gains, net of provision for (benefit from) income taxes of $3,578, ($3,578), $— and ($12,087), $12,087, $—	(6,645)	6,645	—	22,448	(22,448)	—
Net change in unrealized gains and losses on marketable securities, net of benefit from (provision for) income taxes of $6,793, $—, $6,793, and $682, $—, $682	(12,612)	—	(12,612)	(1,268)	—	(1,268)

Other comprehensive income (loss)	(19,257)	6,347	(12,910)	21,180	(22,448)	(1,268)

Comprehensive income (loss)	$(12,398)	$863	$(11,535)	$10,876	$(4,979)	$5,897

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except per share amounts)
Net loss	$(25,988)	$(4,461)	$(30,449)	$(29,433)	$7,524	$(21,909)
Reclassified to earnings, net of provision for (benefit from) income taxes of $—,$—, $— and $—, $161, $161	—	—	—	—	(298)	(298)
Unrealized hedging gains, net of provision for (benefit from) income taxes of $3,889, ($3,889), $— and ($4,620), $4,620, $—	(7,223)	7,223	—	8,580	(8,580)	—
Net change in unrealized gains and losses on marketable securities, net of benefit from (provision for) income taxes of $46, $—, $46 and $7,520, $—,$7,520	(86)	—	(86)	(13,966)	—	(13,966)

Other comprehensive income (loss)	(7,309)	7,223	(86)	(5,386)	(8,878)	(14,264)

Comprehensive income (loss)	$(33,297)	$2,762	$(30,535)	$(34,819)	$(1,354)	$(36,173)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)
ASSETS
Cash and Cash Equivalents	$3,750	$—	$3,750	$3,505	$—	$3,505	$2,569	$—	$2,569
Restricted Cash	9,549	—	9,549	—	—	—	—	—	—
Accounts Receivable	51,918	—	51,918	42,122	(1,235)	40,887	51,907	(2,176)	49,731
Marketable Securities	17,154	—	17,154	15,204	—	15,204	15,072	—	15,072
Assets Held for Sale	91,520	—	91,520	—	—	—	—	—	—
Derivative Financial Instruments	—	—	—	18,536	—	18,536	10,823	—	10,823
Other Current Assets	2,908	—	2,908	6,695	—	6,695	7,658	—	7,658

Total Current Assets	176,799	—	176,799	86,062	(1,235)	84,827	88,029	(2,176)	85,853
Net Property and Equipment	2,517,672	—	2,517,672	2,547,219	—	2,547,219	2,546,024	—	2,546,024
Derivative Financial Instruments	—	—	—	6,235	—	6,235	2,836	—	2,836
Other Assets	16,201	—	16,201	21,796	—	21,796	20,950	—	20,950

	$2,710,672	$—	$2,710,672	$2,661,312	$(1,235)	$2,660,077	$2,657,839	$(2,176)	$2,655,663

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	$250,060	$—	$250,060	$176,726	—	$176,726	200,086	$—	$200,086
Long-term Debt	1,207,042	—	1,207,042	1,223,235	—	1,223,235	1,238,809	—	1,238,809
Deferred Income Taxes Payable	208,078	(863)	207,215	203,530	2,881	206,411	190,784	(822)	189,962
Reserve for Future Abandonment Costs	13,536	—	13,536	14,191	—	14,191	14,545	—	14,545
Derivative Financial Instruments	2,205	—	2,205	—	—	—	—	—	—
Other Non-Current Liabilities	2,394	—	2,394	2,337	—	2,337	2,301	—	2,301

Total Liabilities	1,683,315	(863)	1,682,452	1,620,019	2,881	1,622,900	1,646,525	(822)	1,645,703
Commitments and Contingencies
Stockholders’ Equity:
Common stock	24,058	—	24,058	24,081	—	24,081	24,081	—	24,081
Additional Paid-in Capital	470,844	—	470,844	473,881	—	473,881	477,199	—	477,199
Retained Earnings	531,236	(5,484)	525,752	520,932	11,985	532,917	494,944	7,524	502,468
Accumulated Other Comprehensive Income	1,219	6,347	7,566	22,399	(16,101)	6,298	15,090	(8,878)	6,212

Total Stockholders’ Equity	1,027,357	863	1,028,220	1,041,293	(4,116)	1,037,177	1,011,314	(1,354)	1,009,960

	$2,710,672	$—	$2,710,672	$2,661,312	$(1,235)	$2,660,077	$2,657,839	$(2,176)	$2,655,663

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares	Common Stock-Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at December 31, 2011	48,125	$24,063	$468,709	$524,377	$20,476	$1,037,625
Stock-based compensation	37	18	10,171	—	—	10,189
Excess income taxes from stock-based compensation	—	—	(1,681)	—	—	(1,681)
Net loss – as restated	—	—	—	(21,909)	—	(21,909)
Other comprehensive loss – as restated	—	—	—	—	(14,264)	(14,264)

Balance at September 30, 2012 – as restated	48,162	$24,081	$477,199	$502,468	$6,212	$1,009,960

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2012			Six Months Ended June 30, 2012			Nine Months Ended September 30, 2012
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ( loss)	$6,859	$(5,484)	$1,375	$(3,445)	$11,985	$8,540	$(29,433)	$7,524	$(21,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets	(33,348)	—	(33,348)	(53,686)	—	(53,686)	(50,892)	—	(50,892)
Deferred income taxes	8,072	(4,441)	3,631	416	11,390	11,806	(11,151)	3,798	(7,353)
Dry hole costs and leasehold impairments	1,315	—	1,315	1,315	—	1,315	2,685	—	2,685
Impairment of oil and gas properties	49	—	49	5,350	—	5,350	5,350	—	5,350
Depreciation, depletion and amortization	79,097	—	79,097	169,180	—	169,180	268,410	—	268,410
Unrealized gains from derivatives	262	9,925	10,187	—	(24,610)	(24,610)	—	(13,498)	(13,498)
Debt issuance cost and discount amortization	944	—	944	2,103	—	2,103	3,689	—	3,689
Stock-based compensation	3,535	—	3,535	6,860	—	6,860	10,189	—	10,189
Excess income taxes from stock-based compensation	1,405	—	1,405	1,670	—	1,670	1,681	—	1,681
Decrease in accounts receivable	1,815	—	1,815	11,611	1,235	12,846	1,826	2,176	4,002
Increase in other current assets	(199)	—	(199)	(4,097)	—	(4,097)	(5,059)	—	(5,059)
Increase in accounts payable and accrued expenses	63,374	—	63,374	4,621	—	4,621	28,403	—	28,403

Net cash provided by operating activities	133,180	—	133,180	141,898	—	141,898	225,698	—	225,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for investing activities	(146,423)	—	(146,423)	(164,560)	—	(164,560)	(264,119)	—	(264,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	8,533	—	8,533	17,707	—	17,707	32,530	—	32,530

Net decrease in cash and cash equivalents	(4,710)	—	(4,710)	(4,955)	—	(4,955)	(5,891)	—	(5,891)
Cash and cash equivalents, beginning of the year	8,460	—	8,460	8,460	—	8,460	8,460	—	8,460

Cash and cash equivalents, end of the year	$3,750	$—	$3,750	$3,505	$—	$3,505	$2,569	$—	$2,569

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)   Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of oil and natural gas reserves for each of the three years ended December 31, 2012:

	2010		2011		2012
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of year	7,214	682,389	4,219	1,025,633	32,099	1,118,632
Revisions of previous estimates	351	(6,137)	8	(36,150)	(397)	(531,335)
Extensions and discoveries	1,484	421,657	9,845	169,188	17,312	31,050
Purchases of minerals in place	—	—	18,865	50,554	—	—
Disposals of minerals in place	(4,115)	(3,303)	—	—	(7,486)	(59,257)
Production	(715)	(68,973)	(838)	(90,593)	(2,309)	(82,490)

End of year	4,219	1,025,633	32,099	1,118,632	39,219	476,600

Proved Developed Reserves:
Beginning of year	4,894	367,102	2,961	506,809	8,405	550,474

End of year	2,961	506,809	8,405	550,474	12,308	368,775

During 2012, the Company’s estimated quantities of proved undeveloped natural gas reserves decreased by 460 Bcf from total proved undeveloped reserves as of December 31, 2011 due to downward revisions related to the lower natural gas price that was used to determine estimated reserve quantities at December 31, 2012. Substantially all of the Company’s proved undeveloped natural gas reserves related to undrilled natural gas wells at December 31, 2011 were not economic at the lower natural gas price at December 31, 2012. The decrease in proved undeveloped natural gas reserves in 2012 resulted in an increase to the Company’s per unit amortization rate for its proved oil and gas properties and, accordingly, increased depletion, depreciation and amortization expense during 2012 as compared to previous periods.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2011 and 2012:

	2011	2012
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$7,656,654	$5,064,519
Future Costs:
Production	(2,259,147)	(1,585,309)
Development and Abandonment	(2,174,656)	(1,165,991)
Future Income Taxes	(843,266)	(552,843)

Future Net Cash Flows	2,379,585	1,760,376
10% Discount Factor	(1,266,090)	(976,159)

Standardized Measure of Discounted Future Net Cash Flows	$1,113,495	$784,217

The standardized measure of discounted future net cash flows at the end of 2011 and 2012 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $92.93 per barrel of oil and $4.18 per Mcf of natural gas for 2011 and $94.61 per barrel of oil and $2.84 per Mcf of natural gas for 2012. Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the Company’s sales point. These prices have been adjusted from posted or index prices for both location and quality differences. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2010, 2011 and 2012:

	2010	2011	2012
	(In thousands)
Standardized Measure, Beginning of Year	$426,590	$606,136	$1,113,495
Net change in sales price, net of production costs	141,570	1,061	(428,469)
Development costs incurred during the year which were previously estimated	69,216	205,418	211,020
Revisions of quantity estimates	(5,433)	(50,398)	(892,645)
Accretion of discount	48,911	79,763	148,697
Changes in future development and abandonment costs	(15,201)	10,151	653,824
Changes in timing and other	66,657	(58,049)	(16,176)
Extensions and discoveries	321,909	540,937	467,080
Purchases of minerals in place	—	316,118	—
Sales of minerals in place	(50,651)	—	(261,971)
Sales, net of production costs	(268,466)	(355,654)	(341,803)
Net changes in income taxes	(128,966)	(181,988)	131,165

Standardized Measure, End of Year	$606,136	$1,113,495	$784,217