Form 10-Q
period 2013-03-31
COMSTOCK RESOURCES INC
filed 2013-05-03
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Yes  ☐             No  ☑

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of May 3, 2013 was 48,293,067.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2013

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2013 and December 31, 2012	4

Consolidated Statements of Operations - Three Months ended March 31, 2013 and 2012	5

Consolidated Statements of Comprehensive Loss - Three Months ended March 31, 2013 and 2012	6

Consolidated Statement of Stockholders’ Equity Three Months ended March 31, 2013	7

Consolidated Statements of Cash Flows - Three Months ended March 31, 2013 and 2012	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II. Other Information

Item 6. Exhibits	25

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands)
ASSETS
Cash and Cash Equivalents	$6,844	$4,471
Restricted Cash	38,400	—
Accounts Receivable:
Oil and gas sales	38,421	32,980
Joint interest operations	19,891	5,608
Marketable Securities	—	12,312
Assets of Discontinued Operations	562,453	7,568
Derivative Financial Instruments	2,884	11,651
Other Current Assets	4,832	5,310

Total current assets	673,725	79,900
Property and Equipment:
Unevaluated oil and gas properties	96,527	112,851
Oil and gas properties, successful efforts method	3,445,855	3,373,695
Other	18,406	18,628
Accumulated depreciation, depletion and amortization	(1,630,948)	(1,546,487)

Net property and equipment	1,929,840	1,958,687
Assets of Discontinued Operations	—	511,366
Other Assets	18,942	19,944

	$2,622,507	$2,569,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$86,547	$67,798
Deferred Income Taxes	1,009	5,340
Accrued Liabilities	87,779	37,001
Liabilities of Discontinued Operations	50,516	33,280

Total current liabilities	225,851	143,419
Long-term Debt	1,334,957	1,324,383
Deferred Income Taxes	140,798	149,901
Reserve for Future Abandonment Costs	16,759	16,387
Other Non-Current Liabilities	2,260	2,273

Total liabilities	1,720,625	1,636,363
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 48,303,517 and 48,408,734 shares outstanding at March 31, 2013 and December 31, 2012, respectively	24,152	24,204
Additional paid-in capital	480,557	480,595
Retained earnings	397,173	424,317
Accumulated other comprehensive income	—	4,418

Total stockholders’ equity	901,882	933,534

	$2,622,507	$2,569,897

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$95,020	$103,772
Gain on sale of oil and gas properties	—	6,727

Total revenues	95,020	110,499

Operating expenses:
Production taxes	2,121	3,247
Gathering and transportation	4,202	7,715
Lease operating	13,206	13,458
Exploration	2,593	1,353
Depreciation, depletion and amortization	84,967	77,311
General and administrative, net	8,787	8,798
Impairment of oil and gas properties	—	49

Total operating expenses	115,876	111,931

Operating loss	(20,856)	(1,432)
Other income (expenses):
Gain on sale of marketable securities	7,877	26,621
Realized gain (loss) from derivatives	2,320	(1,354)
Unrealized loss from derivatives	(8,767)	(10,187)
Other income	245	239
Interest expense	(17,578)	(12,303)

Total other income (expenses)	(15,903)	3,016

Income (loss) before income taxes	(36,759)	1,584
Benefit from (provision for) income taxes	12,242	(167)

Income (loss) from continuing operations	(24,517)	1,417
Loss from discontinued operations, net of income taxes	(2,627)	(42)

Net income (loss)	$(27,144)	$1,375

Net income (loss) per share:
Basic – income (loss) from continuing operations	$(0.52)	$0.03
– loss from discontinued operations	(0.06)	—

– net income (loss)	$(0.58)	$0.03

Diluted – income (loss) from continuing operations	$(0.52)	$0.03
– loss from discontinued operations	(0.06)	—

– net income (loss)	$(0.58)	$0.03

Weighted average shares outstanding:
Basic	46,730	46,372

Diluted	46,730	46,372

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$(27,144)	$1,375
Unrealized gain from derivatives, net of benefit from income taxes of $161	—	(298)
Net change in unrealized gains and losses on marketable securities, net of a benefit from income taxes of $2,380 and $6,793	(4,418)	(12,612)

Other comprehensive loss	(4,418)	(12,910)

Comprehensive loss	$(31,562)	$(11,535)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2013	48,409	$24,204	$480,595	$424,317	$4,418	$933,534
Stock-based compensation, net of restricted stock used for tax withholdings	(105)	(52)	1,704	—	—	1,652
Excess income taxes from stock-based compensation	—	—	(1,742)	—	—	(1,742)
Net loss	—	—	—	(27,144)	—	(27,144)
Other comprehensive loss	—	—	—	—	(4,418)	(4,418)

Balance at March 31, 2013	48,304	$24,152	$480,557	$397,173	$—	$901,882

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,144)	$1,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	2,627	42
Gain on sale of assets	(7,877)	(33,348)
Deferred income taxes	(12,245)	250
Dry hole costs and lease impairments	2,443	1,315
Impairment of oil and gas properties	—	49
Depreciation, depletion and amortization	84,967	77,311
Unrealized loss from derivatives	8,767	10,187
Debt issuance cost and discount amortization	1,587	944
Stock-based compensation	3,218	3,535
Excess income taxes from stock-based compensation	1,742	1,405
Decrease (increase) in accounts receivable	(19,724)	5,070
Decrease in other current assets	480	110
Increase in accounts payable and accrued liabilities	34,981	48,328

Net cash provided by continuing operations	73,822	116,573
Net cash provided by discontinued operations	23,530	16,607

Net cash provided by operating activities	97,352	133,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(62,058)	(141,585)
Proceeds from sales of marketable securities	13,392	37,705

Investing activities of continuing operations	(48,666)	(103,880)
Investing activities of discontinued operations	(52,994)	(42,543)

Net cash used for investing activities	(101,660)	(146,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	35,000	10,000
Principal payments on debt	(25,000)	—
Debt issuance costs	(11)	(62)
Tax withholding payments on stock grants	(1,566)	—
Excess income taxes from stock-based compensation	(1,742)	(1,405)

Net cash provided by financing activities	6,681	8,533

Net increase (decrease) in cash and cash equivalents	2,373	(4,710)
Cash and cash equivalents, beginning of period	4,471	8,460

Cash and cash equivalents, end of period	$6,844	$3,750

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2013 and the related results of operations and cash flows for the three months ended March 31, 2013 and 2012.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. The consolidated financial statements for the three months ended March 31, 2012 also include the accounts of a variable interest entity where the Company was the primary beneficiary of the arrangements. Intercompany balances and transactions have been eliminated in consolidation.

In connection with a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the Company assigned the rights to acquire ownership of certain oil and gas properties acquired in 2012 to a variable interest entity formed by an exchange accommodation titleholder. The Company operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company was the primary beneficiary of these arrangements and all revenues and expenses incurred related to the properties are included in the Company’s consolidated results of operations for the three months ended March 31, 2012. These agreements terminated upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock in May 2012, when the exchange was finalized. The results of operations of the variable interest entity in the first three months of 2012 are reflected as the results of operations of discontinued operations presented separately in these footnotes to the financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s financial statements, consisting primarily of reclassifications to reflect the Company’s West Texas oil and gas properties as discontinued operations.

Marketable Securities

As of December 31, 2012, the Company held 600,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheet as marketable securities. During the three months ended March 31, 2013, these shares with a cost basis of $5.5 million were sold for proceeds of $13.4 million. Comstock realized a gain before income taxes of $7.9 million on the sale which is included in other income in the consolidated statements of operations. During the three months ended March 31, 2012 the Company sold 1.2 million shares of Stone Energy Corporation common stock for total proceeds of $37.7 million and realized a gain before income taxes of $26.6 million. The Company utilized the specific identification method to determine the cost of the securities that were sold.

West Texas Divestiture

On March 14, 2013, the Company entered into an agreement to sell its oil and gas properties located in Reeves and Gaines counties in West Texas to a third party for $768.0 million. This sale is expected to close on May 14, 2013 with an effective date of January 1, 2013 and is subject to customary price adjustments and closing conditions. These assets have a net carrying value of $511.9 million at March 31, 2013, which is less than the expected net proceeds which will be realized on the sale. The Company has received a cash deposit from the purchaser in the amount of $38.4 million which is being held in escrow, and which is reported as restricted cash in the consolidated balance sheet as of March 31, 2013.

Assets and liabilities of discontinued operations as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Accounts Receivable	$7,501	$5,924
Other Current Assets	1,483	1,644

Total Current Assets	8,984	7,568

Unproved Oil and Gas Properties	151,614	150,801
Proved Oil and Gas Properties:
Leasehold Costs	232,087	225,546
Wells and related equipment and facilities	229,393	180,475
Other	915	673
Accumulated depreciation, depletion and amortization	(60,540)	(46,129)

Net Property and Equipment	553,469	511,366

Total Assets of Discontinued Operations	$562,453	$518,934

Accounts Payable	$41,499	$21,302
Accrued Liabilities	7,147	10,371
Reserve for Future Abandonment Costs	1,870	1,607

Liabilities of Discontinued Operations	$50,516	$33,280

Loss from discontinued operations is comprised of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Oil and gas sales	$16,299	$7,917
Costs and expenses:
Production taxes	693	390
Gathering and transportation	331	177
Lease operating	6,308	1,291
Depletion, depreciation and amortization	8,649	1,786
Interest expense(1)	3,499	934

Total costs and expenses	19,480	4,578

Income (loss) from discontinued operations before income taxes	(3,181)	3,339
Income tax expense (benefit):
Current	—	—
Deferred	554	(3,381)

Total income tax expense (benefit)	554	(3,381)

Net loss from discontinued operations	$(2,627)	$(42)

(1)	Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $2,010 and $2,140 for the three months ended March 31, 2013 and 2012, respectively.

Net Production Data:
Oil (Mbbls)	174	73
Natural Gas (Mmcf)	269	127
Natural Gas Equivalent (Mmcfe)	1,311	566

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. During the three months ended March 31, 2013 and 2012, the Company’s assessment of its unevaluated acreage indicated that certain leases were expected to expire prior to the Company conducting drilling operations. Accordingly, impairment charges for these unevaluated properties of $2.4 million and $1.3 million were recognized in exploration expense during the three months ended March 31, 2013 and 2012, respectively.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. The Company recognized no impairment charges related to its oil and gas properties during the three months ended March 31, 2013. Impairment charges related to the Company’s oil and gas properties of $49,000 were recognized during the three months ended March 31, 2012.

Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 consist of the following:

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Deposit held in escrow for pending sale of West Texas properties	$38,400	$—
Accrued interest	31,672	12,351
Accrued drilling costs	9,897	4,726
Accrued oil and gas property acquisition costs	661	2,413
Advance from joint venture partner	—	7,286
Other accrued liabilities	7,149	10,225

	$87,779	$37,001

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Future abandonment costs – beginning of period	$17,994	$13,997
Accretion expense – continuing operations	272	163
Accretion expense – discontinued operations	34	9
New wells placed on production	329	416
Liabilities settled and assets disposed of	—	(1,049)
Liabilities reclassified to discontinued operations	(1,870)	(922)

Future abandonment costs — end of period	$16,759	$12,614

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

As of March 31, 2013, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (barrels)	Contract Period
Crude Oil Price Swap Agreements	$98.67 per Bbl.	1,620,000	April 2013 – December 2013

None of our derivative contracts have been designated as cash flow hedges or have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

The Company recognizes the realized gains and losses and unrealized gains and losses due to the change in the fair value of its derivative financial instruments, as separate components of other income (expenses). The Company had realized gains of $2.3 million and realized losses of $1.4 million on its oil swaps that settled during the three months ended March 31, 2013 and 2012, respectively. The estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was an asset of $2.9 million and $11.7 million as of March 31, 2013 and December 31, 2012, respectively, and are reflected as current assets based on estimated settlement dates. The Company had unrealized losses of $8.8 million and $10.2 million during the three months ended March 31, 2013 and 2012, respectively, due to the change in the fair value.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2013 and 2012, the Company recognized $3.2 million and $3.5 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors.

As of March 31, 2013, Comstock had 1,573,135 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $24.31 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $16.6 million as of March 31, 2013 is expected to be recognized over a period of 2.2 years. As of March 31, 2013, Comstock had 254,133 performance stock units outstanding at a weighted average grant date fair value of $21.14 per unit. Total unrecognized compensation cost related to these grants of $4.5 million as of March 31, 2013 is expected to be recognized over a period of 1.9 years.

As of March 31, 2013, Comstock had outstanding options to purchase 157,150 shares of common stock at a weighted average exercise price of $38.36 per share. All of the stock options were exercisable and there were no unrecognized costs related to the stock options as of March 31, 2013. No stock options were exercised during the three months ended March 31, 2013 or 2012.

Income Taxes

The following is an analysis of consolidated income tax expense from continuing operations:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Current provision (benefit)	$3	$(83)
Deferred provision (benefit)	(12,245)	250

Provision for (benefit from) income taxes	$(12,242)	$167

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s effective tax rate and the 35% federal statutory rate is mainly caused by non-deductible stock compensation and state taxes. The impact of these items varies based upon the Company’s projected full year income or loss and the jurisdictions that are expected to generate the projected income and/or losses. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes from continuing operations is due to the following:

	Three Months Ended March 31,
	2013	2012
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(3.2%)	(13.5%)
State income taxes, net of federal benefit	1.8%	(9.9%)
Other	(0.3%)	(1.0%)

Effective tax rate	33.3%	10.6%

The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2007. State tax returns in two state jurisdictions are currently under review. The Company has evaluated the preliminary findings in these jurisdictions and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore the Company has not established any significant reserves for uncertain tax positions.

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash equivalents held in bank accounts and derivative financial instruments in the form of oil price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company’s cash equivalents and restricted cash valuations are a Level 1 measurement. The Company’s oil price swap agreements are not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement.

The following table summarizes financial assets accounted for at fair value as of March 31, 2013:

	Carrying Value Measured at Fair Value at March 31, 2013	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$6,844	$6,844	$—
Restricted cash held in bank accounts	38,400	38,400	—
Derivative financial instruments	2,884	—	2,884

Total assets	$48,128	$45,244	$2,884

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 assets, for the three months ended March 31, 2013:

Three Months Ended March 31, 2013
(In thousands)
Balance at beginning of period	$11,651
Purchases and settlements (net)	(2,320)
Realized gains included in other income (expenses)	2,320
Unrealized losses included in other income (expenses)	(8,767)

Balance at end of period	$2,884

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments:

	As of March 31, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$1,334,957	$1,413,000	$1,324,383	$1,382,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of March 31, 2013 and 2012, a Level 1 measurement. The fair value of the floating rate debt outstanding at March 31, 2012 and 2013 approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units (“PSUs”) represent the right to receive a number of shares of the Company’s common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were determined as follows:

	Three Months Ended March 31,
	2013			2012
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net Income (Loss) From Continuing Operations	$(24,517)			$1,417
Income Allocable to Unvested Stock Grants	—			(52)

Basic Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(24,517)	46,730	$(0.52)	$1,365	46,372	$0.03

Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—

Diluted Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(24,517)	46,730	$(0.52)	$1,365	46,372	$0.03

Net Loss From Discontinued Operations	$(2,627)			$(42)
Income Allocable to Unvested Stock Grants	—			—

Basic Net Loss From Discontinued Operations Attributable to Common Stock	$(2,627)	46,730	$(0.06)	$(42)	46,372	$—

Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—

Diluted Net Loss From Discontinued Operations Attributable to Common Stock	$(2,627)	46,730	$(0.06)	$(42)	46,372	$—

At March 31, 2013 and December 31, 2012, 1,573,135 and 1,960,835 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Unvested restricted stock	1,573	1,750

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands except per share data)
Weighted average anti-dilutive stock options	157	190
Weighted average exercise price per share	$38.36	$36.89
Weighted average performance share units	20	—
Weighted average exercise price per unit	$21.14	$—

All stock options, unvested stock and PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months ended March 31, 2013 due to the net loss in the period. For the three months ended March 31, 2012, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012 the Company’s cash investments consisted of cash held in bank accounts and restricted cash held in an escrow account.

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash Payments:
Interest payments	$3,163	$5,274
Income tax payments	$2	$22

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months ended March 31, 2013 and 2012, the Company capitalized interest of $3.0 million and $5.2 million, respectively, which reduced interest expense.

Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income (loss)	$(27,144)	$1,375
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to gain on sale of marketable securities, net of a benefit from income taxes of $2,757 in 2013 and $9,318 in 2012	(5,120)	(17,303)
Unrealized gain from derivatives, net of a benefit from income taxes of $161	—	(298)
Unrealized gains on marketable securities, net of provision for income taxes of $377 in 2013 and $2,525 in 2012	702	4,691

Total comprehensive loss	$(31,562)	$(11,535)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the three months ended March 31, 2013:

Marketable Securities
(In thousands)
Balance as of January 1, 2013	$4,418
Changes in value	702
Reclassification to earnings	(5,120)

Balance as of March 31, 2013	$—

(2) LONG-TERM DEBT –

At March 31, 2013, long-term debt was comprised of:

(In thousands)
Bank credit facility	$450,000
8 3/8% Senior Notes due 2017	297,578
7 3/4% Senior Notes due 2019	300,000
9 1/2% Senior Notes due 2020	287,379

$1,334,957

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2013, the borrowing base was $570.0 million, $120.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of March 31, 2013.

Comstock has $300.0 million in principal amount of 9 1/2% senior notes (the “2020 Notes”) that we issued on June 5, 2012 and are due on June 15, 2020. Interest is payable semi-annually on each June 15 and December 15. Comstock has $300.0 million in principal amount of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The remaining $300.0 million of senior notes (the “2019 Notes”) are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2017, 2019 and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of March 31, 2013, Comstock had no material assets or operations which were independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of March 31, 2013, the Company had commitments for contracted drilling services of $58.2 million.

The Company has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2013 totaled $22.6 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2012.

Results of Operations From Continuing Operations

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	432	433
Natural gas (Mmcf)	15,628	22,295
Natural gas equivalent (Mmcfe)	18,221	24,892
Revenues:
Oil sales	$45,740	$45,528
Natural gas sales	49,280	58,244

Total oil and gas sales	$95,020	$103,772

Realized gain ( loss) from derivatives	$2,320	$(1,354)

Total oil and gas sales after hedging	$97,340	$102,418

Expenses:
Production taxes	$2,121	$3,247
Gathering and transportation	4,202	7,715
Lease operating(1)	13,206	13,458
Exploration expense	2,593	1,353
Depreciation, depletion and amortization	84,967	77,311
Average Sales Price:
Natural gas (per Mcf)	$3.15	$2.61
Oil (per Bbl)	$105.82	$105.19
Oil including hedging (per Bbl)	$111.19	$102.06
Average equivalent (Mcfe)	$5.21	$4.17
Average equivalent including hedging (Mcfe)	$5.34	$4.11
Expenses ($ per Mcfe):
Production taxes	$0.12	$0.13
Gathering and transportation	$0.23	$0.31
Lease operating(1)	$0.72	$0.54
Depreciation, depletion and amortization(2)	$4.65	$3.23

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

In the first quarter of 2013, our oil and natural gas sales from continuing operations decreased $8.8 million (8%) to $95.0 million from $103.8 million for the first quarter of 2012. The decrease was primarily related to a decline in natural gas production from our Haynesville and Bossier shale properties caused by the suspension of drilling beginning in early 2012 due to the low natural gas prices in 2012. Production of 18.2 Bcfe in the first quarter of 2013 was 27% lower than the 24.9 Bcfe that we produced in the first quarter of 2012. Our average realized natural gas price in the first three months of 2013 increased by 21% and our average realized oil price, including realized gains (losses) from derivatives, increased by 9% in the first quarter of 2013 as compared to the first quarter of 2012. Our total oil production of 432,000 barrels in the first three months of 2013 was comparable to our oil production of 433,000 barrels in the first three months of 2012.

Costs and Expenses –

Production taxes decreased $1.1 million to $2.1 million for the first quarter of 2013 from $3.2 million in the first quarter of 2012. This decrease is mainly due to our lower natural gas production in the first quarter of 2013 and refunds of severance taxes paid in 2012.

Gathering and transportation costs for the first quarter of 2013 decreased $3.5 million to $4.2 million as compared to $7.7 million in the first quarter of 2012. The decrease mainly reflects the transportation costs relating to decreased production from our Haynesville and Bossier shale wells.

Our lease operating expenses of $13.2 million for the first quarter of 2013 was comparable to operating expenses of $13.5 million for the first quarter of 2012. Our lease operating expense of $0.72 per Mcfe produced for the three months ended March 31, 2013 was $0.18 per Mcfe or 33% higher than for the same period in 2012. This increase primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs.

Exploration costs of $2.6 million in the first quarter of 2013 and $1.4 million in the first quarter of 2012 primarily related to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) increased $7.7 million (10%) to $85.0 million in the first quarter of 2013 from $77.3 million in the first quarter of 2012. The increase was primarily the result of our higher DD&A rate in 2013. Our DD&A per equivalent Mcf produced increased $1.42 (44%) to $4.65 for the three months ended March 31, 2013 from $3.23 for the three months ended March 31, 2012. The higher DD&A rates per Mcfe primarily reflect the higher capitalized costs from our oil focused drilling program and downward revisions to our proved natural gas reserves resulting from the low natural gas prices in 2012.

General and administrative expenses, which is reported net of overhead reimbursements, of $8.8 million for the first quarter of 2013 was comparable to general and administrative expenses in the first quarter of 2012. Included in general and administrative expenses are stock-based compensation of $3.2 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

Interest expense of continuing operations increased $5.3 million to $17.6 million for the first quarter of 2013 from interest expense of $12.3 million in the first quarter of 2012. The increase was primarily related to the increase in debt outstanding during the first quarter of 2013 due to the issuance of $300.0 million in senior notes in June 2012. We also had average borrowings of $461.9 million outstanding under our bank credit facility during the first quarter of 2013 as compared to average borrowings of $603.7 million outstanding under our bank credit facility during the first quarter of 2012. We capitalized interest of $1.0 million and $3.1 million on our unevaluated properties during the three months ended March 31, 2013 and 2012, respectively. Interest expense allocated to discontinued operations was $5.5 million and $3.0 million during the three months ended March 31, 2013 and 2012, respectively, of which $2.0 million and $2.1 million, respectively was capitalized.

During the first quarter of 2013 we recognized a gain of $7.9 million from the sale of 600,000 shares of common stock in Stone Energy Corporation held as marketable securities. During the first quarter of 2012 we recognized a gain of $26.6 million from the sale of 1,206,000 shares of Stone Energy common stock and we recognized a gain of $6.7 million on the sale of oil and gas properties.

Unrealized losses on derivatives reflecting the change in the fair value of our oil derivatives of $8.8 million and $10.2 million was recognized in the three months ended March 31, 2013 and 2012, respectively. Changes in unrealized losses from derivatives reflect both the lower oil swap volumes at March 31, 2013 as well as market price changes.

Income taxes related to continuing operations for the first quarter of 2013 were a benefit of $12.2 million as compared to a provision for income taxes of $0.2 million for the three months ended March 31, 2012. Our effective tax rate for the first three months of 2013 was a benefit of 33.3% as compared to a provision of 10.6% for the first three months of 2012. The effective tax rates for in 2013 and 2012 reflect our decision to sell our West Texas oil and gas properties, which resulted in the reclassification of part of our operations as discontinued operations. This reclassification significantly lowered our pre-tax income from continuing operations, increased the impact of our previously reported non-deductible expenses and changed our state tax expenses associated with the continuing operations.

We reported a net loss from continuing operations of $24.5 million for the three months ended March 31, 2013 or $0.52 per diluted share, as compared to net income of $1.4 million, or $0.03 per diluted share, for the three months ended March 31, 2012. The decrease in earnings in the first quarter of 2013 was primarily due to a decline in natural gas production, higher DD&A costs and the gains from property and marketable security sales in 2012.

The net loss from discontinued operations of $2.6 million or 0.06¢ per share, for the three months ended March 31, 2013 increased by $2.5 million from the net loss of $0.1 million for the three months ended March 31, 2012. Revenues and operating costs of discontinued operations for the first three months of 2013 increased from the first three months of 2012 mainly as a result of the higher production resulting from the Company’s drilling activity on these properties following their acquisition in December, 2011. DD&A costs of discontinued operations in the first three months of 2013 also increased from the first three months of 2012 due to the higher volumes as well as the increase in capitalized costs associated with the drilling program. Interest expense allocated to discontinued operations for the first three months of 2013 increased from the first three months of 2012 due to the increase in the net carrying value of discontinued operations in 2013 that resulted primarily from the capital expenditures on these properties. For the three months ended March 31, 2013 and 2012, the provision for income taxes included in discontinued operations reflects the difference between our tax provision computed using our overall effective tax rate, and the tax provision computed based upon our effective tax rate for continuing operations.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2013, our primary source of funds were cash provided by operating activities from continuing operations of $73.8 million, net borrowings of $10.0 million under our bank credit facility and proceeds from sales of assets of $13.4 million. Our net cash flow from operating activities of continuing operations decreased $42.8 million (37%) in the first three months of 2013 to $73.8 million from $116.6 million for the three months ended March 31, 2012 due to the changes in working capital accounts. Excluding working capital account changes operating cash flow decreased by $5.3 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2013, we incurred capital expenditures from continuing operations of $58.5 million primarily for our development and exploration activities. We also incurred capital expenditures of $56.3 million related to our discontinued operations during the three months ended March 31, 2013.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	(In thousands)
Exploration and development:
Exploratory leasehold	$1,939		$3,083
Development leasehold	184		1,561
Development drilling	53,788		132,646
Exploratory drilling	—		773
Other development	2,268		1,782

	58,179	(1)	139,845
Other	12		696

Total capital expenditures related to continuing operations	58,191		140,541
Capital expenditures related to discontinued operations	56,283		41,728

	$114,474		$182,269

(1)	Net of $8.1 million received from joint venture partner for participation in drilling activity.

We expect to spend approximately $358.9 million for developmental and exploratory drilling relating to our continued operations and leasehold costs during 2013. We expect to fund our development and exploration activities with operating cash flow and proceeds from asset sales.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2013, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $58.2 million. In addition, we have maximum commitments of $22.6 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations which totaled $16.8 million as of March 31, 2013.

The Company has entered into an agreement to sell its oil and gas properties located in Reeves and Gaines counties in West Texas to a third party for $768.0 million. This sale is expected to close on or about May 14, 2013 with an effective date of January 1, 2013 and is subject to customary purchase price adjustments and closing conditions. We plan to use the proceeds from the divestiture for debt retirement and for other corporate purposes.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of our assets and is guaranteed by all of our wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of our future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of March 31, 2013, the borrowing base was $570.0 million, $120.0 million of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, restrict the payment of cash dividends in excess of $50.0 million, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of March 31, 2013.

We have $300.0 million in principal amount of 9 1/2%, senior notes (the “2020 Notes”) that were issued on June 5, 2012 and are due on June 15, 2020. Interest is payable semi-annually on each June 15 and December 15. We have $300.0 million in principal amount of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. The remaining $300.0 million of senior notes (the “2019 Notes”) are due on April 1, 2019 and bear interest at 7 3/4%, which is payable semiannually on each April 1 and October 1. The 2017, 2019 and 2020 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of March 31, 2013, we had no material assets or operations which were independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2013, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $1.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.1 million after considering gains or losses from our oil price swap agreements.

We have hedged a portion of our price risks associated with our oil sales. As of March 31, 2013, our outstanding oil price swap agreements had a fair value of $2.9 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at March 31, 2013 would be $10.1 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Realized hedge derivative gains or losses and changes in the fair value of our swap agreements are reported as components of other income (loss) in the consolidated statement of operations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At March 31, 2013, we had $1.3 billion of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4%, $297.6 million bears interest at a fixed rate of 8 3/8% and $287.4 million bears interest at a fixed rate of 9 1/2%. The fair market value of our fixed rate debt as of March 31, 2013 was $963.0 million based on the market price of approximately 109% of the face amount. At March 31, 2013, we had $450.0 million outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2013, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $1.1 million. We had no interest rate derivatives outstanding during 2012 or at March 31, 2013.

ITEM 4:	CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In our Form 10-K for the year ended December 31, 2012 we reported that we had identified a material weakness in our internal controls over financial reporting in our accounting for our oil price derivative financial instruments. In response to the material weakness, we did not account for derivative financial instruments as cash flow hedges under ASC 815 in the fourth quarter of 2012 and the first quarter of 2013 and we are recognizing realized gains and losses and changes in the fair value of our derivative financial instruments in current earnings as separate components of other income (losses). We are implementing a remediation plan to address the material weakness should we decide to account for derivatives as cash flow hedges in the future. The remediation plan includes designing and implementing a control framework over designating derivative financial instruments as cash flow hedges to ensure that our accounting for designated derivative financial instruments which was affected by the material control weakness is appropriate. Although no new derivative financial instruments have been designated as cash flow hedges in the first quarter of 2013, we are continuing to monitor the effectiveness of our internal control over financial reporting with respect to our accounting for derivative financial instruments, and we are performing additional procedures to ensure that our financial statements continue to be fairly stated in all material respects.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: May 3, 2013	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, President and Chief
Executive Officer (Principal Executive Officer)

Date: May 3, 2013	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)