Form 10-Q
period 2013-06-30
COMSTOCK RESOURCES INC
filed 2013-08-05
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Yes  ☐    No  ☑

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of August 2, 2013 was 48,315,612.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2013

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2013 and December 31, 2012	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2013 and 2012	5
Consolidated Statements of Comprehensive Income (Loss) - Three Months and Six Months ended June 30, 2013 and 2012	6
Consolidated Statement of Stockholders’ Equity Six Months ended June 30, 2013	7
Consolidated Statements of Cash Flows - Six Months ended June 30, 2013 and 2012	8
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	25

PART II. Other Information

Item 6. Exhibits	26

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
ASSETS

Cash and Cash Equivalents	$263,737	$4,471
Accounts Receivable:
Oil and gas sales	39,057	35,734
Joint interest operations	23,045	5,608
Marketable Securities	—	12,312
Assets of Discontinued Operations	—	7,568
Derivative Financial Instruments	3,524	11,651
Other Current Assets	5,143	5,310
Total current assets	334,506	82,654
Property and Equipment:
Unevaluated oil and gas properties	74,612	112,851
Oil and gas properties, successful efforts method	3,517,588	3,373,695
Other	18,440	18,628
Accumulated depreciation, depletion and amortization	(1,700,831)	(1,546,487)
Net property and equipment	1,909,809	1,958,687
Assets of Discontinued Operations	—	511,366
Other Assets	17,907	19,944
	$2,262,222	$2,572,651

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$82,679	$70,552
Deferred Income Taxes	1,233	5,340
Accrued Liabilities	38,214	37,001
Liabilities of Discontinued Operations	—	33,280
Total current liabilities	122,126	146,173
Long-term Debt	883,324	1,324,383
Deferred Income Taxes	209,529	149,901
Reserve for Future Abandonment Costs	16,660	16,387
Other Non-Current Liabilities	2,202	2,273
Total liabilities	1,233,841	1,639,117
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 48,315,612 and 48,408,734 shares outstanding at June 30, 2013 and December 31, 2012, respectively	24,158	24,204
Additional paid-in capital	483,386	480,595
Retained earnings	520,837	424,317
Accumulated other comprehensive income	—	4,418
Total stockholders’ equity	1,028,381	933,534
	$2,262,222	$2,572,651

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
		(In thousands, except per share amounts)
	Revenues:
	Oil and gas sales	$107,820	$90,329	$202,840	$194,101
	Gain on sale of oil and gas properties	81	20,338	81	27,065
	Total revenues	107,901	110,667	202,921	221,166

	Operating expenses:
	Production taxes	3,883	2,861	6,004	6,108
	Gathering and transportation	4,354	7,106	8,556	14,821
	Lease operating	12,962	12,193	26,168	25,651
	Exploration	9,754	37	12,347	1,390
	Depreciation, depletion and amortization	85,244	85,675	170,211	162,986
	General and administrative, net	9,056	9,033	17,843	17,831
	Impairment of oil and gas properties	652	5,301	652	5,350
	Total operating expenses	125,905	122,206	241,781	234,137

	Operating loss	(18,004)	(11,539)	(38,860)	(12,971)
	Other income (expenses):
	Gain on sale of marketable securities	—	—	7,877	26,621
	Realized gain from derivatives	2,881	2,719	5,201	1,365
	Unrealized gain (loss) from derivatives	640	34,797	(8,127)	24,610
	Interest and other income	196	283	441	522
	Interest expense	(19,240)	(13,351)	(36,818)	(25,654)
	Total other income (expenses)	(15,523)	24,448	(31,426)	27,464

	Income (loss) before income taxes	(33,527)	12,909	(70,286)	14,493
	Benefit from income taxes	11,996	3,801	24,238	3,634
	Income (loss) from continuing operations	(21,531)	16,710	(46,048)	18,127
	Income (loss) from discontinued operations, net of income taxes	151,236	(9,545)	148,609	(9,587)
	Net income	$129,705	$7,165	$102,561	$8,540

	Net income (loss) per share:
Basic	- income (loss) from continuing operations	$(0.45)	$0.35	$(0.95)	$0.38
	- income (loss) from discontinued operations	3.13	(0.20)	3.07	(0.20)
	- net income	$2.68	$0.15	$2.12	$0.18

Diluted	- income (loss) from continuing operations	$(0.45)	$0.35	$(0.95)	$0.38
	- income (loss) from discontinued operations	3.13	(0.20)	3.07	(0.20)
	- net income	$2.68	$0.15	$2.12	$0.18

	Dividends per common share	$0.125	$—	$0.125	$—

	Weighted average shares outstanding:
	Basic	46,754	46,426	46,742	46,399
	Diluted	46,754	46,426	46,742	46,399

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$129,705	$7,165	$102,561	$8,540
Unrealized gain from derivatives, net of benefit from income taxes of $161	—	—	—	(298)
Net change in unrealized gains and losses on marketable securities, net of benefit from income taxes of $682, $2,380 and $7,475	—	(1,268)	(4,418)	(13,880)
Other comprehensive loss	—	(1,268)	(4,418)	(14,178)
Comprehensive income (loss)	$129,705	$5,897	$98,143	$(5,638)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2013	48,409	$24,204	$480,595	$424,317	$4,418	$933,534
Stock-based compensation	18	9	6,431	—	—	6,440
Restricted stock used for tax withholdings	(111)	(55)	(1,625)	—	—	(1,680)
Excess income taxes related to stock-based compensation	—	—	(2,015)	—	—	(2,015)
Net income	—	—	—	102,561	—	102,561
Dividends	—	—	—	(6,041)	—	(6,041)
Other comprehensive loss	—	—	—	—	(4,418)	(4,418)

Balance at June 30, 2013	48,316	$24,158	$483,386	$520,837	$—	$1,028,381

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:

Net income	$102,561	$8,540
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(148,609)	9,587
Gain on sale of assets	(7,958)	(53,686)
Deferred income taxes	(24,238)	(3,435)
Dry hole costs and lease impairments	11,908	1,315
Impairment of oil and gas properties	652	5,350
Depreciation, depletion and amortization	170,211	162,986
Unrealized loss (gain) from derivatives	8,127	(24,610)
Debt issuance cost and discount amortization	3,218	2,103
Stock-based compensation	6,440	6,860
Excess income taxes related to stock-based compensation	2,015	1,670
Decrease (increase) in accounts receivable	(20,760)	17,880
Decrease (increase) in other current assets	243	(2,889)
Increase (decrease) in accounts payable and accrued liabilities	11,917	(14,283)
Net cash provided by continuing operations	115,727	117,388
Net cash provided by (used for) discontinued operations	(7,715)	24,510
Net cash provided by operating activities	108,012	141,898

Cash Flows from Investing Activities:

Capital expenditures	(132,826)	(258,587)
Proceeds from sales of oil and gas properties	—	121,322
Proceeds from sales of marketable securities	13,392	37,705
Investing activities of continuing operations	(119,434)	(99,560)
Cash flows from investing activities of discontinued operations:
Capital expenditures	(101,037)	(89,750)
Proceeds from sale of oil and gas properties	823,701	24,750
Net cash provided by (used for) investing activities of discontinued operations	722,664	(65,000)
Net cash provided by (used for) investing activities	603,230	(164,560)

Cash Flows from Financing Activities:

Borrowings	95,000	390,912
Principal payments on debt	(537,225)	(365,000)
Debt issuance costs	(15)	(6,535)
Tax withholding related to stock grants	(1,680)	—
Excess income taxes from stock-based compensation	(2,015)	(1,670)
Dividends paid	(6,041)	—
Net cash provided by (used for) financing activities	(451,976)	17,707

Net increase (decrease) in cash and cash equivalents	259,266	(4,955)
Cash and cash equivalents, beginning of period	4,471	8,460
Cash and cash equivalents, end of period	$263,737	$3,505

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2013 and the related results of operations and cash flows for the three months and six months ended June 30, 2013 and 2012.

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

The results of operations for the three months and six months ended June 30, 2013 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. The consolidated financial statements for the three months and six months ended June 30, 2012 also include the accounts of a variable interest entity where the Company was the primary beneficiary of the arrangements. Intercompany balances and transactions have been eliminated in consolidation. In connection with a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the Company assigned the rights to acquire ownership of certain oil and gas properties acquired in 2011 to a variable interest entity formed by an exchange accommodation titleholder. The Company operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company was the primary beneficiary of these arrangements, all revenues and expenses incurred related to the properties are included in the Company’s consolidated results of operations for the three months and six months ended June 30, 2012. These agreements terminated upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock in May 2012, when the exchange was finalized. The results of operations of the variable interest entity in the three months and six months ended June 30, 2012 are reflected as the results of operations of discontinued operations presented separately in these footnotes to the financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s financial statements, consisting primarily of reclassifications to reflect the Company’s West Texas oil and gas properties as discontinued operations.

Marketable Securities

As of December 31, 2012, the Company held 600,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheet as marketable securities. During the six months ended June 30, 2013, these shares with a cost basis of $5.5 million were sold for proceeds of $13.4 million. Comstock realized a gain before income taxes of $7.9 million on the sale which is included in other income in the consolidated statements of operations. During the six months ended June 30, 2012, the Company sold 1,206,000 shares of Stone Energy Corporation common stock for total proceeds of $37.7 million and realized a gain before income taxes of $26.6 million for the six months ended June 30, 2012. The Company utilized the specific identification method to determine the cost of the securities that were sold.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. Impairment charges related to the Company’s oil and gas properties of $0.7 million were recognized during the three months and six months ended June 30, 2013 and $5.4 million were recognized during the six months ended June 30, 2012.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company’s assessments of its unevaluated acreage have indicated that certain leases were expected to expire prior to the Company conducting drilling operations.  Accordingly, impairment charges were recognized in exploration expense of $9.5 million for the three months ended June 30, 2013 and $11.9 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively.

West Texas Divestiture

On May 14, 2013, the Company completed the sale of its oil and gas properties located in Reeves and Gaines counties in West Texas to third parties for $823.7 million and realized a gain of $230.6 million which is reflected as a component of income from discontinued operations in the three and six months ended June 30, 2013.

Assets and liabilities of discontinued operations as of December 31, 2012 were as follows:

(In thousands)
Accounts Receivable	$5,924
Other Current Assets	1,644
Total Current Assets	7,568

Unproved Oil and Gas Properties	150,801
Proved Oil and Gas Properties:
Leasehold Costs	225,546
Wells and related equipment and facilities	180,475
Other	673
Accumulated depreciation, depletion and amortization	(46,129)
Net Property and Equipment	511,366
Total Assets of Discontinued Operations	$518,934

Accounts Payable	$21,302
Accrued Liabilities	10,371
Reserve for Future Abandonment Costs	1,607
Liabilities of Discontinued Operations	$33,280

Income (loss) from discontinued operations was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Oil and gas sales	$8,826	$10,407	$25,125	$18,324

Costs and expenses:
Production taxes	427	519	1,120	909
Gathering and transportation	170	232	501	409
Lease operating	3,545	1,755	9,853	3,046
Depletion, depreciation and amortization	—	4,408	8,649	6,194
Interest expense(1)	2,847	1,178	6,346	2,112
Total costs and expenses	6,989	8,092	26,469	12,670

Gain on sale of discontinued operations	230,637	—	230,637	—
Income from discontinued operations before income taxes	232,474	2,315	229,293	5,654

Income tax expense:
Current	(637)	—	(637)	—
Deferred	(80,601)	(11,860)	(80,047)	(15,241)
Total income tax expense	(81,238)	(11,860)	(80,684)	(15,241)
Net income (loss) from discontinued operations	$151,236	$(9,545)	$148,609	$(9,587)

Net Production Data:
Oil (Mbbls)	96	124	270	197
Natural Gas (Mmcf)	141	145	410	272
Natural Gas Equivalent (Mmcfe)	720	885	2,031	1,451

___________________________

  (1)Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $- and $2,253 for the three months ended June 30, 2013 and 2012, respectively, and $2,010 and $4,393 for the six months ended June 30, 2013 and 2012, respectively.

Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 consist of the following:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Accrued drilling costs	$15,140	$4,726
Accrued interest	12,244	12,351
Accrued transportation costs payable	3,075	3,553
Accrued taxes payable	3,546	—
Accrued oil and gas property acquisition costs	—	2,413
Advance from joint venture partner	—	7,286
Other accrued liabilities	4,209	6,672
	$38,214	$37,001

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Future abandonment costs – beginning of period	$16,387	$13,997
Accretion expense – continuing operations	494	331
Accretion expense – discontinued operations	—	19
New wells placed on production – continuing operations	313	503
New wells placed on production– discontinued operations	—	441
Liabilities settled and assets disposed of – continuing operations	(534)	(1,077)
Liabilities settled and assets disposed of – discontinued operations	—	(23)
Liabilities reclassified to discontinued operations	—	(1,179)
Future abandonment costs – end of period	$16,660	$13,012

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

As of June 30, 2013, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (barrels)	Contract Period

Crude Oil Price Swap Agreements	$98.69 per Barrel	1,040,000	July 2013 – December 2013

All of the Company’s derivative financial instruments are used for risk management purposes and by policy none are held for trading or speculative purposes. We attempt to minimize credit risk to counterparties of our derivative financial instruments through formal credit policies, monitoring procedures, and diversification, and all of our derivative financial instruments are with parties that are lenders under our bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility.

None of the derivative contracts have been designated as cash flow hedges. The Company recognizes the realized gains and losses and unrealized gains and losses due to the change in the fair value of its derivative financial instruments as separate components of other income (expenses). The Company had realized gains on its oil price swaps of $2.9 million and $2.7 million during the three months ended June 30, 2013 and 2012, respectively, and $5.2 million and $1.4 million during the six months ended June 30, 2013 and 2012, respectively. The estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was an asset of $3.5 million and $11.7 million as of June 30, 2013 and December 31, 2012, respectively, and are reflected as current assets based on estimated settlement dates. The Company had unrealized gains of $0.6 million and $34.8 million during the three months ended June 30, 2013 and 2012, respectively, due to the change in the fair value.  The Company had an unrealized loss of

$8.1 million and an unrealized gain of $24.6 million during the six months ended June 30, 2013 and 2012, respectively, due to the change in the fair value.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended June 30, 2013 and 2012, the Company recognized $3.2 million and $3.4 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the six months ended June 30, 2013 and 2012, the Company recognized $6.4 million and $6.9 million, respectively, of stock-based compensation expense within general and administrative expenses.

As of June 30, 2013, Comstock had 1,519,889 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $24.02 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $14.3 million as of June 30, 2013 is expected to be recognized over a period of 2.0 years. As of June 30, 2013, Comstock had 249,302 performance stock units outstanding at a weighted average grant date fair value of $21.19 per unit. Total unrecognized compensation cost related to these grants of $3.7 million as of June 30, 2013 is expected to be recognized over a period of 1.7 years.

As of June 30, 2013, Comstock had outstanding options to purchase 115,150 shares of common stock at a weighted average exercise price of $32.90 per share. All of the stock options were exercisable and there were no unrecognized costs related to the stock options as of June 30, 2013. No stock options were exercised during the six months ended June 30, 2013 or 2012.

Income Taxes

The following is an analysis of consolidated income tax benefit from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Current benefit	$3	$116	$—	$199
Deferred benefit	11,993	3,685	24,238	3,435
Benefit from income taxes	$11,996	$3,801	$24,238	$3,634

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

The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes from continuing operations is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	0.6	(55.9)	(1.4)	(51.2)
State income taxes, net of federal benefit	0.3	(4.2)	1.1	(4.8)
Other	(0.1)	(4.4)	(0.2)	(4.1)
Effective tax rate	35.8%	(29.5%)	34.5%	(25.1%)

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

The following table summarizes financial assets accounted for at fair value as of June 30, 2013:

	Carrying Value Measured at Fair Value at June 30, 2013	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$263,737	$263,737	$—
Derivative financial instruments	3,524	—	3,524
Total assets	$267,261	$263,737	$3,524

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 assets, for the three months and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Balance beginning of period	$2,884	$11,651
Purchases and settlements (net)	(2,881)	(5,201)
Realized gains included in other income (expenses)	2,881	5,201
Unrealized gains (losses) included in other income (expenses)	640	(8,127)
Balance at end of period	$3,524	$3,524

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments:

	As of June 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$883,324	$947,547	$1,324,383	$1,382,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of June 30, 2013 and December 31, 2012, a Level 1 measurement. The fair value of the floating rate debt approximated its carrying value, a Level 2 measurement.

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

Basic and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012 were determined as follows:

	Three Months Ended June 30,
	2013			2012
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net Income (Loss) From Continuing Operations	$(21,531)			$16,710
(Income) Loss Allocable to Unvested Stock Grants	697			(601)
Basic Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(20,834)	46,754	$(0.45)	$16,109	46,426	$0.35
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(20,834)	46,754	$(0.45)	$16,109	46,426	$0.35

Net Income (Loss) From Discontinued Operations	$151,236			$(9,545)
(Income) Loss Allocable to Unvested Stock Grants	(4,893)			343
Basic Net Income (Loss) From Discontinued Operations Attributable to Common Stock	$146,343	46,754	$3.13	$(9,202)	46,426	$(0.20)
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Income (Loss) From Discontinued Operations Attributable to Common Stock	$146,343	46,754	$3.13	$(9,202)	46,426	$(0.20)

	Six Months Ended June 30,
	2013			2012
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net Income (Loss) From Continuing Operations	$(46,048)			$18,127
(Income) Loss Allocable to Unvested Stock Grants	1,495			(653)
Basic Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(44,553)	46,742	$(0.95)	$17,474	46,399	$0.38
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Income (Loss) From Continuing Operations Attributable to Common Stock	$(44,553)	46,742	$(0.95)	$17,474	46,399	$0.38

Net Income (Loss) From Discontinued Operations	$148,609			$(9,587)
(Income) Loss Allocable to Unvested Stock Grants	(4,825)			345
Basic Net Income (Loss) From Discontinued Operations Attributable to Common Stock	$143,784	46,742	$3.07	$(9,242)	46,399	$(0.20)
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Income (Loss) From Discontinued Operations Attributable to Common Stock	$143,784	46,742	$3.07	$(9,242)	46,399	$(0.20)

At June 30, 2013 and December 31, 2012, 1,519,889 and 1,960,835 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Unvested restricted stock	1,563	1,732	1,568	1,733

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands except per share/unit data)
Weighted average anti-dilutive stock options	134	168	145	179
Weighted average exercise price per share	$32.90	$37.81	$32.90	$37.08
Weighted average performance share units	254	—	254	—
Weighted average grant date fair value per unit	$21.14	$—	$21.14	$—

For the three months and six months ended June 30, 2013 and 2012, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012 the Company’s cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash Payments:
Interest payments	$43,738	$34,109
Income tax payments	$2	$26

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $0.7 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.7 million and $10.6 million for the six months ended June 30, 2013 and 2012, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$129,705	$7,165	$102,561	$8,540
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to gain on sale of marketable securities, net of a benefit from income taxes of $2,757 in 2013 and $9,318 in 2012	—	—	(5,120)	(17,303)
Unrealized gain from derivatives, net of a benefit from income taxes of $161 in 2012	—	—	—	(298)
Unrealized gains (losses) on marketable securities, net of provision for (benefit from) income taxes of $ - and $377 in 2013 and $ (682) and $1,843 in 2012	—	(1,268)	702	3,423
Total comprehensive income (loss)	$129,705	$5,897	$98,143	$(5,638)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the six months ended June 30, 2013:

Six Months Ended June 30, 2013
Marketable Securities
(In thousands)
Balance as of beginning of period	$4,418
Changes in value	702
Reclassification to earnings	(5,120)
Balance as of June 30, 2013	$—

(2) STOCKHOLDERS’ EQUITY –

On May 15, 2013, the Board of Directors declared a dividend of 12.5¢ per share on the Company’s common stock, to stockholders of record at the close of business on May 31, 2013. The dividend in the amount of $6.0 million was paid on June 17, 2013. The Board of Directors also approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. The Company had not repurchased any shares under this plan as of June 30, 2013.

(3) LONG-TERM DEBT –

At June 30, 2013, long-term debt was comprised of:

(In thousands)
Bank credit facility	$—
8 3/8% Senior Notes due 2017	295,504
7 3/4% Senior Notes due 2019	300,000
9 1/2% Senior Notes due 2020	287,820
$883,324

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2013, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, limit the payment of cash dividends and repurchases of shares and the amount of consolidated debt that Comstock may incur and the ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of June 30, 2013. The outstanding balance under the bank credit facility was repaid with a portion of the proceeds from the West Texas divestiture.

Comstock has $297.8 million in principal amount of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. In June 2013, the Company repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value. The Company also has $300.0 million in principal amount of 7 3/4% senior notes (the “2019 Notes”) which mature on April 1, 2019; interest is payable semiannually on each April 1 and October 1. Comstock also has $300.0 million in principal amount of 9 1/2% senior notes (the “2020 Notes”) that were issued on June 5, 2012 and mature on June 15, 2020. Interest on the 2020 Notes is payable semi-annually on each June 15 and December 15. All of the notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of June 30, 2013, Comstock had no material assets or operations which were independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

(4) Commitments and Contingencies –

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of June 30, 2013, the Company had commitments for contracted drilling services of $53.9 million.

The Company has entered into natural gas transportation agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2013 totaled $19.9 million.

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

Results of Operations From Continuing Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	551	459	983	892
Natural gas (Mmcf)	14,206	21,748	29,834	44,043
Natural gas equivalent (Mmcfe)	17,509	24,504	35,730	49,396

Revenues:
Oil sales	$55,073	$46,747	$100,813	$92,275
Natural gas sales	52,747	43,582	102,027	101,826
Total oil and gas sales	$107,820	$90,329	$202,840	$194,101

Realized gain (loss) from derivatives	$2,881	$2,719	$5,201	$1,365

Total oil and gas sales after hedging	$110,701	$93,048	$208,041	$195,466

Expenses:
Production taxes	$3,883	$2,861	$6,004	$6,108
Gathering and transportation	4,354	7,106	8,556	14,821
Lease operating(1)	12,962	12,193	26,168	25,651
Exploration expense	9,754	37	12,347	1,390
Depreciation, depletion and amortization	85,244	85,675	170,211	162,986

Average Sales Price:
Natural gas (per Mcf)	$3.71	$2.00	$3.42	$2.31
Oil (per Bbl)	$100.06	$101.79	$102.60	$103.44
Oil including hedging (per Bbl)	$105.30	$107.71	$107.89	$104.97
Average equivalent (Mcfe)	$6.16	$3.69	$5.68	$3.93
Average equivalent including hedging (Mcfe)	$6.32	$3.80	$5.82	$3.96

Expenses ($ per Mcfe):
Production taxes	$0.22	$0.12	$0.17	$0.12
Gathering and transportation	$0.25	$0.29	$0.24	$0.30
Lease operating(1)	$0.74	$0.49	$0.73	$0.52
Depreciation, depletion and amortization(2)	$4.85	$3.53	$4.75	$3.38

___________________________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

In the second quarter of 2013, our oil and gas sales from continuing operations increased $17.5 million (19%) to $107.8 million from $90.3 million for the second quarter of 2012. The increase was primarily related to higher oil production and improved natural gas prices. Production of 17.5 Bcfe in the second quarter of 2013 was 29% lower than the 24.5 Bcfe that we produced in the second quarter of 2012 due to lower natural gas production. Our total oil production of 551,000 barrels in the second quarter of 2013 increased by 20% from our oil production of 459,000 barrels in the second quarter of 2012.  Our average realized natural gas price in the second quarter of 2013 increased by 86% and our average realized oil price, including realized gains from derivatives, decreased by 2% in the second quarter of 2013 as compared to the second quarter of 2012.

In the first six months of 2013, our oil and gas sales from continuing operations increased $8.7 million (4%) to $202.8 million from $194.1 million for the first six months of 2012. The increase was primarily related to higher oil production and improved natural gas prices.  Production of 35.7 Bcfe in the first six months of 2013 was 28% lower than the 49.4 Bcfe that we produced in the first six months of 2012 due to lower natural gas production. Our total oil production of 983,000 barrels in the first six months of 2013 increased by 10% over our oil production of 892,000 barrels in the first six months of 2012. Our average realized natural gas price in the first six months of 2013 increased by 48% and our average realized oil price, including realized gains from derivatives, increased by 3% in the first six months of 2013 as compared to the first six months of 2012.

Costs and Expenses –

Production taxes increased $1.0 million to $3.9 million for the second quarter of 2013 from $2.9 million in the second quarter of 2012 due to higher oil and gas sales. Production taxes of $6.0 million for the first six months of 2013 were comparable to production taxes of $6.1 million for the first six months of 2012.

Gathering and transportation costs for the second quarter of 2013 decreased $2.7 million to $4.4 million as compared to $7.1 million in the second quarter of 2012. Gathering and transportation costs for the first six months of 2013 decreased $6.2 million to $8.6 million as compared to $14.8 million in the first six months of 2012. The decreases related to our lower natural gas production.

Our lease operating expenses for the second quarter of 2013 of $13.0 million increased $0.8 million or 7% as compared to operating expenses of $12.2 million for the second quarter of 2012. Our lease operating expenses for the first six months of 2013 of $26.2 million increased $0.5 million or 2% from our lease operating expenses of $25.7 million for the first six months of 2012. Our lease operating expense per equivalent Mcf produced of $0.73 per Mcfe for the six months ended June 30, 2013 was $0.21 per Mcfe or 40% higher than for the same period in 2012. This increase in the rate primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs.

Exploration costs were $9.8 million and $12.3 million in the three months and six months ended June 30, 2013, respectively, and $37,000 and $1.4 million in the three months and six months ended June 30, 2012, respectively, primarily related to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) decreased $0.5 million (1%) to $85.2 million in the second quarter of 2013 from $85.7 million in the second quarter of 2012. The decrease was primarily the result of our lower production in 2013 offset by a higher amortization rate. Our DD&A per equivalent Mcf produced increased $1.32 (37%) to $4.85 for the three months ended June 30, 2013 from $3.53 for the three months ended June 30, 2012. DD&A for the first six months of 2013 increased $7.2 million (4%) to $170.2 million from $163.0 million for the six months ended June 30, 2012. For the first six months of 2013, our per unit DD&A rate of $4.75 increased $1.37 (41%) from our DD&A rate of $3.38 for the first six months of 2012. The higher DD&A rates primarily reflect the higher capitalized costs from our oil focused drilling program and downward revisions to our proved natural gas reserves resulting from the low natural gas prices in 2012.

General and administrative expenses, which is reported net of overhead reimbursements, of $9.1 million for the second quarter of 2013 was comparable to general and administrative expenses of $9.0 million in the second quarter of 2012. Included in general and administrative expenses are stock-based compensation of $3.2 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively. For the first six months of 2013, general and administrative expenses of $17.8 million was unchanged as compared to the six months ended June 30, 2012. Included in general and administrative expense is stock-based compensation of $6.4 million and $6.9 million for the six months ended June 30, 2013 and 2012, respectively.

Interest expense of continuing operations increased $5.8 million to $19.2 million for the second quarter of 2013 from interest expense of $13.4 million in the second quarter of 2012. We had average borrowings of $240.7 million outstanding under our bank credit facility during the second quarter of 2013 as compared to average borrowings of $534.6 million outstanding under our bank credit facility during the second quarter of 2012. We capitalized interest of $0.7 million and $3.1 million on our unevaluated properties during the three months ended June 30, 2013 and 2012, respectively. Interest expense allocated to discontinued operations was $2.8 million and $3.4 million during the three months ended June 30, 2013 and 2012, respectively, of which $2.3 million was capitalized during the three months ended June 30, 2012. Interest expense of continuing operations increased $11.1 million to $36.8 million for the first six months of 2013 from interest expense of $25.7 million in the first six months of 2012. The increase was primarily due to the issuance of $300.0 million in senior notes in June 2012 and a reduction in the interest we capitalized. We had average borrowings of $351.0 million outstanding under our bank credit facility during the first six months of 2013 as compared to average borrowings of $569.9 million outstanding under our bank credit facility during the first six months of 2012. We capitalized interest of $1.7 million and $6.2 million on our unevaluated properties during the six months ended June 30, 2013 and 2012, respectively. Interest expense allocated to discontinued operations was $8.4 million and $6.5 million during the six months ended June 30, 2013 and 2012, respectively, of which $2.0 million and $4.4 million, respectively was capitalized.

During the six months ended June 30, 2013, we recognized a gain of $7.9 million from the sale of 600,000 shares of common stock in Stone Energy Corporation held as marketable securities. During the first six months of 2012 we recognized a gain of $26.6 million from the sale of 1,206,000 shares of Stone Energy common stock and we recognized gains of $20.3 million and $27.1 million on the sale of oil and gas properties during the three months and six months ended June 30, 2012.

Unrealized gains on derivatives reflecting the change in the fair value of our oil derivatives of $0.6 million and $34.8 million were recognized in the three months ended June 30, 2013 and 2012, respectively, and we recognized an unrealized loss of $8.1 million and an unrealized gain of $24.6 million in the six months ended June 30, 2013 and 2012, respectively.

Income taxes related to continuing operations for the second quarter of 2013 were a benefit of $12.0 million as compared to a benefit for income taxes of $3.8 million for the three months ended June 30, 2012. Income taxes related to continuing operations for the first six months of 2013 were a benefit of $24.2 million as compared to a benefit for income taxes of $3.6 million for the six months ended June 30, 2012. Our effective tax rate was 35.8% for the three months ended June 30, 2013 and 34.5% for the first six months of 2013.  Our effective tax rate was 29.5% for the three months ended June 30, 2012 and 25.1% for the six months ended June 30, 2012.  The effective tax rates in 2013 are comparable to the customary tax rate, after giving effect to certain non-deductible expenses and state taxes.

We reported a net loss from continuing operations of $21.5 million for the three months ended June 30, 2013 or $ 0.45 per share, as compared to net income of $16.7 million, or $0.35 per diluted share, for the three months ended June 30, 2012. We reported a net loss from continuing operations of $46.0 million for the six months ended June 30, 2013 or $0.95 per share, as compared to net income of $18.1 million or $0.38 per diluted share for the six months ended June 30, 2012. The decrease in earnings in the first half of 2013 was primarily due to a decline in natural gas production, higher DD&A costs, and the gains from property and marketable security sales and unrealized gains on derivatives in 2012.

The net income from discontinued operations of $151.2 million, or $3.13 per share, for the three months ended June 30, 2013 included a pre-tax gain on the sale of our West Texas oil and gas properties of $230.6 million.   Excluding the gain, net income from discontinued operations was $1.3 million as compared to a net loss of $9.5 million for the three months ended June 30, 2012. Net income from discontinued operations for the six months ended June 30, 2013 of $148.6 million, or $3.07 per share, for the six months ended June 30, 2013, also included the gain on the sale.  Excluding the gain, the net loss from discontinued operations was $1.3 million as compared to a net loss of $9.6 million for the six months ended June 30, 2012. Revenues and operating costs of discontinued operations for the first six months of 2013 increased from the first six months of 2012 mainly as a result of the higher production resulting from the our drilling activity on these properties.   DD&A costs of discontinued operations in the first six months of 2013 increased from the first six months of 2012 mainly as a result the higher capital costs incurred from drilling operations and the higher production volumes.  We discontinued DD&A expense during the first quarter of 2013 as a result of the sale of the properties. Interest expense allocated to discontinued operations for the first six months of 2013 increased from the first six months of 2012 due to the increase in the net carrying value of discontinued operations in 2013 that resulted primarily from the capital expenditures on these properties.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2013, our primary source of funds were proceeds from sales of assets of $837.1 million, including the proceeds from the sale of our West Texas properties.  Our net cash flow from operating activities of continuing operations decreased $1.7 million (1%) in the first six months of 2013 to $115.7 million from $117.4 million for the six months ended June 30, 2012 due to changes in working capital accounts. Excluding working capital account changes, operating cash flow increased by $7.3 million due to higher oil production and improved natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2013, we incurred capital expenditures from continuing operations of $133.5 million primarily for our development and exploration activities. We also incurred capital expenditures of $91.5 million related to our discontinued operations during the six months ended June 30, 2013. After completing the divestiture of our West Texas properties, we reduced our debt by  $537.2  million.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	(In thousands)
Exploration and development:
Exploratory leasehold	$4,539		$6,468
Development leasehold	283		1,645
Development drilling	125,508		227,106
Exploratory drilling	—		2,896
Other development	3,165		1,940
Total capital expenditures related to continuing operations	133,495	(1)	240,055
Capital expenditures related to discontinued operations	91,471		90,306
	$224,966		$330,361

_________

(1)  Net of $21.5 million received from our joint venture partner for acreage and facility reimbursements.

We expect to spend approximately $359.0 million for drilling activity relating to our continuing operations and for leasehold acquisition costs during 2013. We expect to fund our expenditures for development and exploration activities with operating cash flow and available cash.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2013, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $53.9 million. In addition, we have maximum commitments of $19.9 million to transport natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations which totaled $16.7 million as of June 30, 2013.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of our assets and is guaranteed by all of our wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of our future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of June 30, 2013, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, limit the payment of cash dividends and repurchases of shares, limit the amount of consolidated debt that we may incur and our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of June 30, 2013.

We have $297.8 million in principal amount of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the “2017 Notes”). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. In June 2013, we repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value. We also have $300.0 million in principal amount of 7 3/4% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019; interest is payable semiannually on each April 1 and October 1. We also have $300.0 million in principal amount of 9 1/2% senior notes (the “2020 Notes”) that were issued on June 5, 2012 and are due on June 15, 2020. Interest is payable semi-annually on each June 15 and December 15. The 2017, 2019 and 2020 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of June 30, 2013, we had no material assets or operations which were independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

Cash Dividend Payments

On May 15, 2013, the Board of Directors declared a dividend of 12.5 cents per share on our common stock to stockholders of record at the close of business on May 31, 2013. The dividend in the amount of $6.0 million was paid on June 17, 2013.  The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on earnings, capital expenditures and various other factors.

Common Stock Repurchase Plan

On May 15, 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. We made no open market purchases under this plan during the first six months of 2013.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2013, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $2.9 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.2 million before considering any gains or losses from our oil price swap agreements.

We have economically hedged a portion of our price risks associated with our oil sales. As of June 30, 2013, our outstanding oil price swap agreements had a fair value of $3.5 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at June 30, 2013 would be $6.4 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Realized hedge derivative gains or losses and changes in the fair value of our swap agreements are reported as components of other income (loss) in the consolidated statement of operations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At June 30, 2013, we had $883.3 million of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4%, $295.5 million bears interest at a fixed rate of 8 3/8% and $287.8 million bears interest at a fixed rate of 9 1/2%. The fair market value of our fixed rate debt as of June 30, 2013 was $947.5 million based on the market price of approximately 107% of the face amount. At June 30, 2013, we had no borrowings outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. We had no interest rate derivatives outstanding during 2012 or at June 30, 2013.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In our Form 10-K for the year ended December 31, 2012 we reported that we had identified a material weakness in our internal controls over financial reporting in our accounting for our oil price derivative financial instruments. In response to the material weakness, we are not accounting for derivative financial instruments as cash flow hedges under ASC 815 in 2013 and have not entered into any new derivative financial instruments in 2013.  We are recognizing realized gains and losses and changes in the fair value of our derivative financial instruments in current earnings as separate components of other income (losses). We have designed and implemented a control framework over designating derivative financial instruments as cash flow hedges to ensure that our accounting for designated derivative financial instruments which was affected by the material control weakness is appropriate should we decide to account for derivative financial instruments as cash flow hedges in the future.  Although no new derivative financial instruments have been entered into or designated as cash flow hedges in the first six months of 2013, we are continuing to monitor the effectiveness of our internal control over financial reporting with respect to our accounting for derivative financial instruments and we are performing additional procedures to ensure that our financial statements continue to be fairly stated in all material respects.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

___________________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: August 2, 2013	/S/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2013	/S/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)