Form 10-Q
period 2013-09-30
COMSTOCK RESOURCES INC
filed 2013-11-07
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

Yes  ☐      No  ☑

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 7, 2013 was 47,684,516.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2013

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - September 30, 2013 and December 31, 2012	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2013 and 2012	5
Consolidated Statements of Comprehensive Income (Loss) - Three Months and Nine Months ended September 30, 2013 and 2012	6
Consolidated Statement of Stockholders’ Equity - Nine Months ended September 30, 2013	7
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2013 and 2012	8
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	26

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6. Exhibits	27

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands)
ASSETS

Cash and Cash Equivalents	$228,353	$4,471
Accounts Receivable:
Oil and gas sales	39,770	35,734
Joint interest operations	49,757	5,608
Marketable Securities	—	12,312
Derivative Financial Instruments	—	11,651
Assets of Discontinued Operations	—	7,568
Other Current Assets	7,300	5,310
Total current assets	325,180	82,654
Property and Equipment:
Unevaluated oil and gas properties	73,562	112,851
Oil and gas properties, successful efforts method	3,631,009	3,373,695
Other	18,612	18,628
Accumulated depreciation, depletion and amortization	(1,786,370)	(1,546,487)
Net property and equipment	1,936,813	1,958,687
Assets of Discontinued Operations	—	511,366
Derivative Financial Instruments	1,820	—
Other Assets	13,576	19,944
	$2,277,389	$2,572,651

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$120,164	$70,552
Deferred Income Taxes	—	5,340
Accrued Liabilities	60,686	37,001
Derivative Financial Instruments	2,131	—
Current Portion of Long-term Debt	195,637	—
Liabilities of Discontinued Operations	—	33,280
Total current liabilities	378,618	146,173
Long-term Debt	688,260	1,324,383
Deferred Income Taxes	198,942	149,901
Reserve for Future Abandonment Costs	17,147	16,387
Other Non-Current Liabilities	2,183	2,273
Total liabilities	1,285,150	1,639,117
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,684,516 and 48,408,734 shares outstanding at September 30, 2013 and December 31, 2012, respectively	23,842	24,204
Additional paid-in capital	477,590	480,595
Retained earnings	490,807	424,317
Accumulated other comprehensive income	—	4,418
Total stockholders' equity	992,239	933,534
	$2,277,389	$2,572,651

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Oil and gas sales	$111,590	$97,141	$314,430	$291,242

Operating expenses:
Production taxes	4,168	3,098	10,172	9,206
Gathering and transportation	4,478	6,033	13,034	20,854
Lease operating	12,955	12,962	39,123	38,613
Exploration	2,995	1,407	15,342	2,797
Depreciation, depletion and amortization	85,762	91,536	255,973	254,522
General and administrative, net	8,153	8,142	25,996	25,973
(Gain) loss on sale of oil and gas properties	2,165	2,794	2,084	(24,271)
Impairment of oil and gas properties	—	—	652	5,350
Total operating expenses	120,676	125,972	362,376	333,044

Operating loss	(9,086)	(28,831)	(47,946)	(41,802)
Other income (expenses):
Gain on sale of marketable securities	—	—	7,877	26,621
Realized gain (loss) from derivatives	(3,560)	3,293	1,641	4,658
Unrealized gain (loss) from derivatives	(3,835)	(11,112)	(11,962)	13,498
Interest and other income	423	153	864	675
Interest expense	(20,530)	(15,527)	(57,348)	(41,181)
Total other income (expenses)	(27,502)	(23,193)	(58,928)	4,271

Loss before income taxes	(36,588)	(52,024)	(106,874)	(37,531)
Benefit from income taxes	12,554	7,812	36,792	11,446
Loss from continuing operations	(24,034)	(44,212)	(70,082)	(26,085)
Income from discontinued operations, net of income taxes	—	13,763	148,609	4,176
Net income (loss)	$(24,034)	$(30,449)	$78,527	$(21,909)

Net income (loss) per share:
Basic - loss from continuing operations	$(0.52)	$(0.95)	$(1.45)	$(0.56)
- income from discontinued operations	—	0.29	3.08	0.09
- net income (loss)	$(0.52)	$(0.66)	$1.63	$(0.47)

Diluted - loss from continuing operations	$(0.52)	$(0.95)	$(1.45)	$(0.56)
- income from discontinued operations	—	0.29	3.08	0.09
- net income (loss)	$(0.52)	$(0.66)	$1.63	$(0.47)

Dividends per common share	$0.125	$—	$0.25	$—

Weighted average shares outstanding:
Basic	46,570	46,443	46,684	46,414
Diluted	46,570	46,443	46,684	46,414

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(24,034)	$(30,449)	$78,527	$(21,909)
Unrealized gain from derivatives, net of benefit from income taxes of $161	—	—	—	(298)
Net change in unrealized gains and losses on marketable securities, net of benefit from income taxes of $46, $2,380 and $7,521	—	(86)	(4,418)	(13,966)
Other comprehensive loss	—	(86)	(4,418)	(14,264)
Comprehensive income (loss)	$(24,034)	$(30,535)	$74,109	$(36,173)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2013

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at January 1, 2013	48,409	$24,204	$480,595	$424,317	$4,418	$933,534
Stock-based compensation	18	9	9,552	—	—	9,561
Tax withholdings related to stock grants	(111)	(55)	(1,625)	—	—	(1,680)
Excess income taxes related to stock-based compensation	—	—	(2,016)	—	—	(2,016)
Repurchases of common stock	(631)	(316)	(8,916)	—	—	(9,232)
Net income	—	—	—	78,527	—	78,527
Dividends paid	—	—	—	(12,037)	—	(12,037)
Other comprehensive loss	—	—	—	—	(4,418)	(4,418)
Balance at September 30, 2013	47,685	$23,842	$477,590	$490,807	$—	$992,239

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Flows from Operating Activities:

Net income (loss)	$78,527	$(21,909)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(148,609)	(4,176)
Gain on sale of assets	(5,793)	(50,892)
Deferred income taxes	(36,792)	(11,235)
Dry hole costs and lease impairments	14,903	2,685
Impairment of oil and gas properties	652	5,350
Depreciation, depletion and amortization	255,973	254,522
Unrealized loss (gain) from derivatives	11,962	(13,498)
Debt issuance cost and discount amortization	4,802	3,689
Stock-based compensation	9,561	10,189
Excess income taxes related to stock-based compensation	2,016	1,681
Decrease (increase) in accounts receivable	(48,185)	12,426
Decrease (increase) in other current assets	2,136	(1,713)
Increase in accounts payable and accrued liabilities	72,139	7,078
Net cash provided by continuing operations	213,292	194,197
Net cash provided by (used for) discontinued operations	(7,730)	31,501
Net cash provided by operating activities	205,562	225,698

Cash Flows from Investing Activities:

Capital expenditures	(250,353)	(318,742)
Proceeds from asset sales	13,215	179,641
Investing activities of continuing operations	(237,138)	(139,101)
Cash flows from investing activities of discontinued operations:
Capital expenditures	(101,037)	(149,768)
Proceeds from sale of oil and gas properties	823,701	24,750
Net cash provided by (used for) investing activities of discontinued operations	722,664	(125,018)
Net cash provided by (used for) investing activities	485,526	(264,119)

Cash Flows from Financing Activities:

Borrowings	95,000	430,912
Principal payments on debt	(537,225)	(390,000)
Debt issuance costs	(16)	(6,701)
Tax withholding related to stock grants	(1,680)	—
Excess income taxes from stock-based compensation	(2,016)	(1,681)
Repurchases of common stock	(9,232)	—
Dividends paid	(12,037)	—
Net cash provided by (used for) financing activities	(467,206)	32,530

Net increase (decrease) in cash and cash equivalents	223,882	(5,891)
Cash and cash equivalents, beginning of period	4,471	8,460
Cash and cash equivalents, end of period	$228,353	$2,569

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2013 and the related results of operations and cash flows for the three months and nine months ended September 30, 2013 and 2012.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months and nine months ended September 30, 2013 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries. The consolidated financial statements for the nine months ended September 30, 2012 also include the accounts of a variable interest entity where the Company was the primary beneficiary of the arrangements. Intercompany balances and transactions have been eliminated in consolidation. In connection with a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code, the Company assigned the rights to acquire ownership of certain oil and gas properties acquired in 2011 to a variable interest entity formed by an exchange accommodation titleholder. The Company operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. Because the Company was the primary beneficiary of these arrangements, all revenues and expenses incurred related to the properties are included in the Company's consolidated results of operations for the nine months ended September 30, 2012. These agreements terminated upon the transfer of the acquired properties from the exchange accommodation titleholder to Comstock in May 2012, when the exchange was finalized.

Reclassifications

Certain reclassifications have been made to prior period's financial statements, consisting primarily of reclassifications to reflect the Company's West Texas oil and gas properties as discontinued operations.

Marketable Securities

As of December 31, 2012, the Company held 600,000 shares of Stone Energy Corporation common stock which was reflected in the consolidated balance sheet as marketable securities. During the nine months ended September 30, 2013, these shares with a cost basis of $5.5 million were sold for proceeds of $13.4 million. Comstock realized a gain before income taxes of $7.9 million on the sale which is included in other income in the consolidated statements of operations. During the nine months ended September 30, 2012, the Company sold 1,206,000 shares of Stone Energy Corporation common stock for total proceeds of $37.7 million and realized a gain before income taxes of $26.6 million for the nine months ended September 30, 2012. The Company utilized the specific identification method to determine the cost of the securities that were sold.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. Impairment charges related to the Company's oil and gas properties of $0.7 million and $5.4 million were recognized during the nine months ended September 30, 2013 and 2012, respectively.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company's assessments of its unevaluated acreage have indicated that certain leases were expected to expire prior to the Company conducting drilling operations.  Accordingly, impairment charges were recognized in exploration expense of $3.0 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $14.9 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively.

West Texas Divestiture

On May 14, 2013, the Company completed the sale of its oil and gas properties located in Reeves and Gaines counties in West Texas to third parties for $823.7 million and realized a gain of $230.6 million which is reflected as a component of income from discontinued operations in the nine months ended September 30, 2013.

Assets and liabilities of discontinued operations as of December 31, 2012 were as follows:

(In thousands)
Accounts Receivable	$5,924
Other Current Assets	1,644
Total Current Assets	7,568

Unproved Oil and Gas Properties	150,801
Proved Oil and Gas Properties:
Leasehold Costs	225,546
Wells and related equipment and facilities	180,475
Other	673
Accumulated depreciation, depletion and amortization	(46,129)
Net Property and Equipment	511,366
Total Assets of Discontinued Operations	$518,934

Accounts Payable	$21,302
Accrued Liabilities	10,371
Reserve for Future Abandonment Costs	1,607
Liabilities of Discontinued Operations	$33,280

Income (loss) from discontinued operations was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Oil and gas sales	$—	$15,754	$25,125	$34,078

Costs and expenses:
Production taxes	—	758	1,120	1,667
Gathering and transportation	—	349	501	758
Lease operating	—	2,541	9,853	5,587
Depletion, depreciation and amortization	—	7,694	8,649	13,888
Interest expense(1)	—	2,008	6,346	4,120
Total costs and expenses	—	13,350	26,469	26,020

Gain on sale of discontinued operations	—	—	230,637	—
Income from discontinued operations before income taxes	—	2,404	229,293	8,058

Benefit from (provision for) income taxes	—	11,359	(80,684)	(3,882)
Net income (loss) from discontinued operations	$—	$13,763	$148,609	$4,176

Net Production Data:
Oil (Mbbls)	—	172	270	369
Natural Gas (Mmcf)	—	202	410	474
Natural Gas Equivalent (Mmcfe)	—	1,235	2,031	2,686

  (1) Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $2,629 for the three months ended September 30, 2012 and $2,010 and $7,022 for the nine months ended September 30, 2013 and 2012, respectively.

Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 consist of the following:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Accrued drilling costs	$12,868	$4,726
Accrued interest	31,415	12,351
Accrued transportation costs payable	2,805	3,553
Accrued ad valorem taxes payable	4,500	—
Accrued oil and gas property acquisition costs	—	2,413
Advance from joint venture partner	—	7,286
Other accrued liabilities	9,098	6,672
	$60,686	$37,001

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Future abandonment costs – beginning of period	$16,387	$13,997
Accretion expense – continuing operations	716	504
Accretion expense – discontinued operations	—	33
New wells placed on production – continuing operations	599	583
New wells placed on production – discontinued operations	—	645
Liabilities settled and assets disposed of – continuing operations	(555)	(1,194)
Liabilities settled and assets disposed of – discontinued operations	—	(23)
Liabilities reclassified to discontinued operations	—	(1,395)
Future abandonment costs – end of period	$17,147	$13,150

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

As of September 30, 2013, the Company had the following outstanding oil price derivatives:

	Weighted-Average Contract Price	Volume (barrels)	Contract Period

Crude Oil Price Swap Agreements	$98.67 per Barrel	540,000	October 2013 – December 2013
Crude Oil Price Swap Agreements	$96.31 per Barrel	1,985,000	January 2014 – December 2014

All of the Company's derivative financial instruments are used for risk management purposes and by policy none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. All of Comstock’s derivative financial instruments are with parties that are lenders under its bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility.  None of the Company's derivative financial instruments involve payment or receipt of premiums.

None of the derivative contracts have been designated as cash flow hedges. The Company recognizes the realized gains and losses and unrealized gains and losses due to the change in the fair value of its derivative financial instruments as separate components of other income (expenses). The Company had realized losses on its oil price swaps of $3.6  million and realized gains of $3.3 million during the three months ended September 30, 2013 and 2012, respectively, and realized gains of $1.6 million and $4.7 million during the nine months ended September 30, 2013 and 2012, respectively. The estimated fair value of the Company's derivative financial instruments, which equals their carrying value, was a net liability of $0.3 million as of September 30, 2013, comprised of a long term asset of $1.8 million and a current liability of $2.1 million, based on estimated settlement dates. The estimated fair value of the Company's derivative financial instruments at December 31, 2012 was $11.7 million which is reflected as a current asset. The Company had unrealized losses of $3.8 million and $11.1 million during the three months ended September 30, 2013 and 2012, respectively, due to the change in the fair value.  The Company had unrealized losses of $12.0 million and unrealized gains of $13.5 million during the nine months ended September 30, 2013 and 2012, respectively, due to the change in the fair value.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2013 and 2012, the Company recognized $3.1 million and $3.3 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the nine months ended September 30, 2013 and 2012, the Company recognized $9.6 million and $10.2 million, respectively, of stock-based compensation expense within general and administrative expenses.

As of September 30, 2013, Comstock had 1,519,889 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $24.02 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $12.0 million as of September 30, 2013 is expected to be recognized over a period of 1.9 years. As of September 30, 2013, Comstock had 249,302 performance stock units outstanding at a weighted average grant date fair value of $21.19 per unit. Total unrecognized compensation cost related to these grants of $2.9 million as of September 30, 2013 is expected to be recognized over a period of 1.6 years.

As of September 30, 2013, Comstock had outstanding options to purchase 115,150 shares of common stock at a weighted average exercise price of $32.90 per share. All of the stock options were exercisable and there were no unrecognized costs related to the stock options as of September 30, 2013. No stock options were exercised during the nine months ended September 30, 2013 or 2012.

Income Taxes

The following is an analysis of consolidated income tax benefit from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Current benefit	$—	$12	$—	$211
Deferred benefit	12,554	7,800	36,792	11,235
Benefit from income taxes	$12,554	$7,812	$36,792	$11,446

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company's effective tax rate and the 35% federal statutory rate is mainly caused by non-deductible stock compensation and state taxes. The impact of these items varies based upon the Company's projected full year income or loss and the jurisdictions that are expected to generate the projected income and/or losses.

The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes from continuing operations is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(0.6)	(18.0)	(1.1)	(5.1)
State income taxes, net of federal benefit	(0.3)	(0.6)	0.6	1.0
Other	0.3	(1.3)	(0.1)	(0.4)
Effective tax rate	34.4%	15.1%	34.4%	30.5%

The Company's federal income tax returns for the years subsequent to December 31, 2007 remain subject to examination.  The Company's income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2007. State tax returns in two state jurisdictions are currently under review. The Company has evaluated the preliminary findings in these jurisdictions and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on its financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore the Company has not established any significant reserves for uncertain tax positions.

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

The Company's cash equivalents and restricted cash valuations are a Level 1 measurement. The Company's oil price swap agreements are not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement.

The following table summarizes financial assets and liabilities accounted for at fair value as of September 30, 2013:

	Carrying Value Measured at Fair Value at September 30, 2013	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$228,353	$228,353	$—
Derivative financial instruments	1,820	—	1,820
Total assets	$230,173	$228,353	$1,820
Liabilities measured at fair value on a recurring basis:
Derivative financial instruments	$2,131	$—	$2,131

The following table summarizes the changes in the fair values of derivative financial instruments, which are Level 2 assets (liabilities), for the three months and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Balance at beginning of period	$3,524	$11,651
Purchases and settlements (net)	3,560	(1,641)
Realized gains (losses) included in other income (expenses)	(3,560)	1,641
Unrealized gains (losses) included in other income (expenses)	(3,835)	(11,962)
Balance at end of period	$(311)	$(311)

The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments:

	As of September 30, 2013		As of December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt, including current portion	$883,897	$994,186	$1,324,383	$1,382,000

The fair market value of the Company's fixed rate debt was based on the market prices as of September 30, 2013 and December 31, 2012, a Level 1 measurement. The fair value of the floating rate debt approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units ("PSUs") represent the right to receive a number of shares of the Company's common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.

Basic and diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012 were determined as follows:

	Three Months Ended September 30,
	2013			2012
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net Loss From Continuing Operations	$(24,034)			$(44,212)
Loss Allocable to Unvested Stock Grants	—			—
Basic Net Loss From Continuing Operations Attributable to Common Stock	$(24,034)	46,570	$(0.52)	$(44,212)	46,443	$(0.95)
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Loss From Continuing Operations Attributable to Common Stock	$(24,034)	46,570	$(0.52)	$(44,212)	46,443	$(0.95)

Net Income From Discontinued Operations				$13,763
Income Allocable to Unvested Stock Grants				—
Basic Net Income From Discontinued Operations Attributable to Common Stock				$13,763	46,443	$0.29
Effect of Dilutive Securities:
Stock Options				—	—
Performance Stock Units				—	—
Diluted Net Income From Discontinued Operations Attributable to Common Stock				$13,763	46,443	$0.29

	Nine Months Ended September 30,
	2013			2012
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net Loss From Continuing Operations	$(70,082)			$(26,085)
Loss Allocable to Unvested Stock Grants	2,254			—
Basic Net Loss From Continuing Operations Attributable to Common Stock	$(67,828)	46,684	$(1.45)	$(26,085)	46,414	$(0.56)
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Loss From Continuing Operations Attributable to Common Stock	$(67,828)	46,684	$(1.45)	$(26,085)	46,414	$(0.56)

Net Income From Discontinued Operations	$148,609			$4,176
Income Allocable to Unvested Stock Grants	(4,782)			—
Basic Net Income From Discontinued Operations Attributable to Common Stock	$143,827	46,684	$3.08	$4,176	46,414	$0.09
Effect of Dilutive Securities:
Stock Options	—	—		—	—
Performance Stock Units	—	—		—	—
Diluted Net Income From Discontinued Operations Attributable to Common Stock	$143,827	46,684	$3.08	$4,176	46,414	$0.09

At September 30, 2013 and December 31, 2012, 1,519,889 and 1,960,835 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote.

Weighted average shares of unvested restricted stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Unvested restricted stock	1,520	1,717	1,552	1,728

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands except per share/unit data)
Weighted average anti-dilutive stock options	115	157	135	172
Weighted average exercise price per share	$32.90	$38.36	$32.90	$37.64
Weighted average performance share units	91	—	56	—
Weighted average grant date fair value per unit	$21.19	$—	$21.15	$—

For the three months and nine months ended September 30, 2013 and 2012, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for each of the periods presented.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012 the Company's cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash Payments:
Interest payments	$44,228	$36,749
Income tax payments (refunds)	$768	$(58)

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $0.7 million and $5.9 million for the three months ended September 30, 2013 and 2012, respectively, and $4.4 million and $16.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(24,034)	$(30,449)	$78,527	$(21,909)
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to gain on sale of marketable securities, net of a benefit from income taxes of $2,757 in 2013 and $9,318 in 2012	—	—	(5,120)	(17,303)
Unrealized gain from derivatives, net of a benefit from income taxes of $161 in 2012	—	—	—	(298)
Unrealized gains (losses) on marketable securities, net of provision for (benefit from) income taxes of $- and $377 in 2013 and $(46) and $1,797 in 2012	—	(86)	702	3,337
Total comprehensive income (loss)	$(24,034)	$(30,535)	$74,109	$(36,173)

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013
Marketable Securities
(In thousands)
Balance as of beginning of period	$4,418
Changes in value	702
Reclassification to earnings	(5,120)
Balance as of September 30, 2013	$—

(2) STOCKHOLDERS' EQUITY –

On each of May 15, 2013 and August 22, 2013, the Board of Directors declared a dividend of 12.5¢ per share on the Company's common stock to stockholders of record at the close of business on May 31, 2013 and September 6, 2013.  Dividends in the aggregate amount of $12.0 million have been paid during 2013. The Board of Directors also approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market.  The Company made various open market purchases of 631,096 shares at an aggregate cost of $9.2 million under this plan during the three months and nine months ended September 30, 2013.

(3) LONG-TERM DEBT –

At September 30, 2013, long-term debt was comprised of:

(In thousands)
Bank credit facility	$—
8 3/8% Senior Notes due 2017	295,637
7 3/4% Senior Notes due 2019	300,000
9 1/2% Senior Notes due 2020	288,260
883,897
Less Current Portion of 8 3/8% Senior Notes	(195,637)
$688,260

Comstock has a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The outstanding balance under the bank credit facility was repaid in full with a portion of the proceeds from the West Texas divestiture. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of Comstock's assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the Company's future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2013, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, limit the payment of cash dividends and repurchases of shares and the amount of consolidated debt that Comstock may incur and the ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. The Company was in compliance with these covenants as of September 30, 2013.

At September 30, 2013 Comstock had $297.8 million in principal amount of 8 3/8% senior notes outstanding which mature on October 15, 2017 (the "2017 Notes"). Interest on the 2017 Notes is payable semiannually on each April 15 and October 15. In June 2013, the Company repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value. On September 13, 2013 the Company called all of the remaining 2017 Notes for redemption at the call price of 104.2% of par value and on October 15, 2013, Comstock redeemed the 2017 Senior Notes.  The redemption amount of $310.2 million was funded with cash on hand of $210.2 million and borrowings under the Company's bank credit facility.  As a result of this redemption, in the fourth quarter of 2013 the Company will realize a loss on early extinguishment of debt, before income taxes, of approximately $17.9 million comprised of the premium paid for the redemption, the costs incurred related to the redemption and the write-off of unamortized debt issuance costs, including original issuance discount.  The Company has accordingly reclassified $195.6 million of the 2017 Notes in the accompanying financial statements as short term debt as a result of the early redemption.

In addition to the 2017 Notes, the Company has $300.0 million in principal amount of 7 3/4% senior notes (the "2019 Notes") which mature on April 1, 2019; interest is payable semiannually on each April 1 and October 1, and $300.0 million in principal amount of 9 1/2% senior notes (the "2020 Notes") that were issued in June 2012 and mature on June 15, 2020; interest is payable semi-annually on each June 15 and December 15. All of the notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2013, Comstock had no material assets or operations which were independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

(4) Commitments and Contingencies –

From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations. During the three months ended September 30, 2013, the Company incurred approximately $2.0 million for a settlement with a joint interest property owner which is included in (gain) loss on disposal of properties.

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to three years. As of September 30, 2013, the Company had commitments for contracted drilling services of $50.3 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these agreements as of September 30, 2013 totaled $21.1 million.

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

Results of Operations From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	632	487	1,615	1,379
Natural gas (Mmcf)	13,612	20,050	43,446	64,093
Natural gas equivalent (Mmcfe)	17,404	22,973	53,134	72,369

Revenues:
Oil sales	$66,260	$48,394	$167,073	$140,669
Natural gas sales	45,330	48,747	147,357	150,573
Total oil and gas sales	$111,590	$97,141	$314,430	$291,242

Realized gain (loss) from derivatives	$(3,560)	$3,293	$1,641	$4,658

Total oil and gas sales, after hedging	$108,030	$100,434	$316,071	$295,900

Expenses:
Production taxes	$4,168	$3,098	$10,172	$9,206
Gathering and transportation	4,478	6,033	13,034	20,854
Lease operating(1)	12,955	12,962	39,123	38,613
Exploration expense	2,995	1,407	15,342	2,797
Depreciation, depletion and amortization	85,762	91,536	255,973	254,522

Average Sales Price:
Natural gas (per Mcf)	$3.33	$2.43	$3.39	$2.35
Oil (per Bbl)	$104.83	$99.34	$103.47	$101.99
Oil including hedging (per Bbl)	$99.20	$106.10	$104.49	$105.37
Average equivalent (Mcfe)	$6.41	$4.23	$5.92	$4.02
Average equivalent including hedging (Mcfe)	$6.21	$4.37	$5.95	$4.09

Expenses ($ per Mcfe):
Production taxes	$0.24	$0.13	$0.19	$0.13
Gathering and transportation	$0.26	$0.26	$0.25	$0.29
Lease operating(1)	$0.74	$0.57	$0.73	$0.53
Depreciation, depletion and amortization(2)	$4.91	$3.98	$4.80	$3.57

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and gas sales from continuing operations in the third quarter of 2013 increased $14.5 million (15%) to $111.6 million from $97.1 million for the third quarter of 2012. The increase was primarily related to higher oil production and improved natural gas prices. Our total oil production of 632,000 barrels in the third quarter of 2013 increased by 30% from our oil production of 487,000 barrels in the third quarter of 2012.  Our natural gas production of 13.6 Bcf decreased 32% in the third quarter of 2013 from the 20.1 Bcf we produced in the third quarter of 2012.  Our average realized natural gas price in the third quarter of 2013 increased by 37% and our average realized oil price, including realized losses from derivatives, decreased by 7% in the third quarter of 2013 as compared to the third quarter of 2012.

Our oil and gas sales from continuing operations in the first nine months of 2013 increased $23.2 million (8%) to $314.4 million from $291.2 million for the first nine months of 2012. The increase was primarily related to higher oil production and improved natural gas prices.  Our total oil production of 1,615,000 barrels in the first nine months of 2013 increased by 17% over our oil production of 1,379,000 barrels in the first nine months of 2012. Our natural gas production of 43.4 Bcf decreased 32% in the first nine months of 2013 from the 64.1 Bcf we produced in the first nine months of 2012.  Our average realized natural gas price in the first nine months of 2013 increased by 44% and our average realized oil price, including realized gains from derivatives, decreased by 1% in the first nine months of 2013 as compared to the first nine months of 2012.

Costs and Expenses –

Production taxes increased $1.1 million to $4.2 million for the third quarter of 2013 from $3.1 million in the third quarter of 2012 due to higher oil and gas sales. Production taxes of $10.2 million for the first nine months of 2013 increased by $1.0 million as compared to production taxes of $9.2 million for the first nine months of 2012 also due to higher oil and gas sales.

Gathering and transportation costs for the third quarter of 2013 decreased $1.5 million to $4.5 million as compared to $6.0 million in the third quarter of 2012. Gathering and transportation costs for the first nine months of 2013 decreased $7.9 million to $13.0 million as compared to $20.9 million in the first nine months of 2012. The decreases related to our lower natural gas production.

Our lease operating expenses for the third quarter of 2013 of $13.0 million were comparable to our lease operating expenses in the third quarter of 2012. Our lease operating expenses for the first nine months of 2013 of $39.1 million were also comparable to our lease operating expenses of $38.6 million for the first nine months of 2012. Our lease operating expense per equivalent Mcf produced of $0.73 per Mcfe for the nine months ended September 30, 2013 was $0.20 per Mcfe or 38% higher than for the same period in 2012. This increase in the rate primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs and the increase in our oil production.

Exploration costs were $3.0 million and $15.3 million in the three months and nine months ended September 30, 2013, respectively, and $1.4 million and $2.8 million in the three months and nine months ended September 30, 2012, respectively. Exploration costs primarily relate to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization ("DD&A") decreased $5.7 million (6%) to $85.8 million in the third quarter of 2013 from $91.5 million in the third quarter of 2012. The decrease was primarily the result of our lower natural gas production in 2013 offset by a higher amortization rate.  Our DD&A per equivalent Mcf produced increased $0.93 (23%) to $4.91 for the three months ended September 30, 2013 from $3.98 for the three months ended September 30, 2012. DD&A for the first nine months of 2013 increased $1.5 million (1%) to $256.0 million from $254.5 million for the nine months ended September 30, 2012. For the first nine months of 2013, our per unit DD&A rate of $4.80 increased $1.23 (34%) from our DD&A rate of $3.57 for the first nine months of 2012. The higher DD&A rates primarily reflect the higher capitalized costs from our oil focused drilling program and downward revisions to our proved natural gas reserves resulting from the low natural gas prices in 2012.

General and administrative expenses, which is reported net of overhead reimbursements, of $8.2 million for the third quarter of 2013, were comparable to our general and administrative expenses in the third quarter of 2012. Included in general and administrative expenses are stock-based compensation of $3.1 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively. For the first nine months of 2013, general and administrative expenses of $26.0 million were also comparable to general and administrative expenses in the nine months ended September 30, 2012. Included in general and administrative expense is stock-based compensation of $9.6 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense from continuing operations increased $5.0 million to $20.5 million for the third quarter of 2013 from interest expense of $15.5 million in the third quarter of 2012 primarily due to a reduction in the interest we capitalized. We had no borrowings outstanding under our bank credit facility during the third quarter of 2013 as compared to average borrowings of $360.4 million outstanding under our bank credit facility during the third quarter of 2012. We capitalized interest of $0.7 million and $3.3 million on our unevaluated properties during the three months ended September 30, 2013 and 2012, respectively. Interest expense allocated to discontinued operations was $4.6 million during the three months ended September 30, 2012, of which $2.6 million was capitalized during the three months ended September 30, 2012. Interest expense from continuing operations increased $16.1 million to $57.3 million for the first nine months of 2013 from interest expense of $41.2 million in the first nine months of 2012. The increase in interest expense in 2013 was primarily due to the issuance of $300.0 million in senior notes in June 2012 and a reduction in the interest we capitalized. We had average borrowings of $232.7 million outstanding under our bank credit facility during the first nine months of 2013 as compared to average borrowings of $503.9 million outstanding under our bank credit facility during the first nine months of 2012. We capitalized interest of $2.4 million and $9.4 million on our unevaluated properties during the nine months ended September 30, 2013 and 2012, respectively. Interest expense allocated to discontinued operations was $8.4 million and $11.1 million during the nine months ended September 30, 2013 and 2012, respectively, of which $2.0 million and $7.0 million, respectively was capitalized.

During the nine months ended September 30, 2013, we recognized a gain of $7.9 million from the sale of 600,000 shares of common stock in Stone Energy Corporation held as marketable securities. During the first nine months of 2012 we recognized a gain of $26.6 million from the sale of 1,206,000 shares of Stone Energy common stock. We had a loss of $2.8 million and a gain of $24.3 million on the sale of oil and gas properties during the three months and nine months ended September 30, 2012.

Unrealized losses on derivatives, reflecting the change in the fair value of our oil derivatives, of $3.8 million and $11.1 million were recognized in the three months ended September 30, 2013 and 2012, respectively. We recognized an unrealized loss of $12.0 million and an unrealized gain of $13.5 million for the change in value of derivatives in the nine months ended September 30, 2013 and 2012, respectively.  No premiums were paid or received on our derivative financial instruments.

Income taxes related to continuing operations for the third quarter of 2013 were a benefit of $12.6 million as compared to a benefit for income taxes of $7.8 million for the three months ended September 30, 2012. Income taxes related to continuing operations for the first nine months of 2013 were a benefit of $36.8 million as compared to a benefit for income taxes of $11.4 million for the nine months ended September 30, 2012. Our effective tax rate was 34.4% for the three months and nine months ended September 30, 2013.  Our effective tax rate was 15.1% for the three months ended September 30, 2012 and 30.5% for the nine months ended September 30, 2012.  The effective tax rates in 2013 are comparable to the customary tax rate, after giving effect to certain non-deductible expenses and state taxes.

We reported a net loss from continuing operations of $24.0 million for the three months ended September 30, 2013 or $0.52 per share, as compared to a net loss of $44.2 million, or $0.95 per share, for the three months ended September 30, 2012. We reported a net loss from continuing operations of $70.1 million for the nine months ended September 30, 2013 or $1.45 per share, as compared to a net loss of $26.1 million or $0.56 per share for the nine months ended September 30, 2012. The decrease in earnings in 2013 were primarily due to a decline in natural gas production, higher interest expense and unrealized losses on derivatives in 2013, and the gains from property and marketable security sales and unrealized gains on derivatives in 2012.

Net income from discontinued operations for the nine months ended September 30, 2013 of $148.6 million, or $3.08 per share, included a pre-tax gain on the sale of our West Texas oil and gas properties of $230.6 million.  Excluding the gain, the net loss from discontinued operations was $0.9 million as compared to net income of $4.2 million for the nine months ended September 30, 2012. Results of operations for discontinued operations for the first nine months of 2013 decreased from the first nine months of 2012 mainly as a result of the divestiture of these properties in May 2013.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2013, our primary source of funds were proceeds from sales of assets of $836.9 million, including the proceeds from the sale of our West Texas properties.  Our net cash flow from operating activities of continuing operations decreased $20.1 million (9%) in the first nine months of 2013 to $205.6 million from $225.7 million for the nine months ended September 30, 2012 due to changes in working capital accounts. Excluding working capital account changes, operating cash flow increased by $10.5 million due to higher oil production and improved natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2013, we incurred capital expenditures from continuing operations of $248.6 million primarily for our development and exploration activities. We also incurred capital expenditures of $91.5 million related to our discontinued operations during the nine months ended September 30, 2013. After completing the divestiture of our West Texas properties, we reduced our debt by $537.2 million.  On October 15, 2013 we further reduced our debt outstanding by redeeming $297.8 million of our senior notes that were outstanding on September 30, 2013.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Exploration and development:
Exploratory leasehold	$14,114	$10,150
Development leasehold	366	1,881
Development drilling	229,694	282,034
Exploratory drilling	—	3,801
Other development	4,423	2,427
Total capital expenditures related to continuing operations(1)	248,597	300,293
Capital expenditures related to discontinued operations	91,471	152,851
	$340,068	$453,144

_________

(1) Net of $34.9 million received from our joint venture partner for acreage and facility reimbursements for the nine months ended September 30, 2013.  Excludes reimbursements from joint venture partner for pre-formation costs of $23.8 million for the nine months ended September 30, 2012.

We expect to spend approximately $345.0 million for drilling activity relating to our continuing operations and an additional $140.0 million for leasehold acquisition costs during 2013. We expect to fund our expenditures for development and exploration activities with operating cash flow and borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2013, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $50.3 million. In addition, we have maximum commitments of $21.1 million to transport and process natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2017. We record a separate liability for the fair value of these asset retirement obligations which totaled $17.1 million as of September 30, 2013.

We have a $850.0 million bank credit facility with Bank of Montreal, as the administrative agent. The credit facility is a five year revolving credit commitment that matures on November 30, 2015. Indebtedness under the credit facility is secured by substantially all of our assets and is guaranteed by all of our wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of our future net cash flows of oil and gas properties. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. As of September 30, 2013, the borrowing base was $500.0 million, all of which was available. Borrowings under the credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.75% to 2.75% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.75% to 1.75%. A commitment fee of 0.5% is payable annually on the unused borrowing base. The credit facility contains covenants that, among other things, limit the payment of cash dividends and repurchases of shares, limit the amount of consolidated debt that we may incur and our ability to make certain loans and investments. The only financial covenants are the maintenance of a ratio of current assets, including availability under the bank credit facility, to current liabilities and maintenance of a leverage ratio. We were in compliance with these covenants as of September 30, 2013.

As of September 30, 2013 we had $297.8 million in principal amount of 8 3/8% senior notes outstanding that mature on October 15, 2017 (the "2017 Notes"). On October 15, 2013, we redeemed the 2017 Senior Notes at 104.2% of their par value.  The redemption amount of $310.2 million was funded with cash on hand of $210.2 million and borrowings under our bank credit facility.  As a result of this redemption, in the fourth quarter of 2013 we will realize a loss on early extinguishment of debt, before income taxes, of approximately $17.9 million comprised of the premium paid for the redemption, the costs incurred related to the redemption and the write-off of unamortized debt issuance costs, including original issuance discount. In June 2013, we repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value. We also have (i) $300.0 million in principal amount of 7 3/4% senior notes (the "2019 Notes") outstanding which are due on April 1, 2019; interest is payable semiannually on each April 1 and October 1; and (ii) $300.0 million in principal amount of 9 1/2% senior notes (the "2020 Notes") that were issued on June 5, 2012 and are due on June 15, 2020; interest is payable semi-annually on each June 15 and December 15. The Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2013, we had no material assets or operations which were independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

Cash Dividend Payments

On August 22, 2013, our Board of Directors declared a dividend of 12.5 cents per share on our common stock to stockholders of record at the close of business on September 6, 2013. The dividend in the amount of $6.0 million was paid on September 16, 2013.  Through September 30, 2013, we have paid dividends in the aggregate amount of $12.0 million to our stockholders.  The amount of future dividends is subject to declaration by the Board of Directors and primarily depends on our earnings, capital expenditures and various other factors.

Common Stock Repurchase Plan

On May 15, 2013, our Board of Directors approved an open market share repurchase plan which allows us to repurchase up to $100.0 million of our common stock on the open market.  We made open market purchases of 631,096 shares at a total cost of $9.2 million under this plan during the three months and nine months ended September 30, 2013.  All repurchased shares have been cancelled.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production from continuing operations for the nine months ended September 30, 2013, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $4.2 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.6 million before considering any gains or losses from our oil price swap agreements.

We have economically hedged a portion of our price risks associated with our oil sales. As of September 30, 2013, the fair value of our outstanding oil price swap agreements was a liability of $0.3 million. A change in the fair value of our oil swaps that would result from a 10% change in oil prices at September 30, 2013 would be $13.8 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease. Realized hedge derivative gains or losses and changes in the fair value of our swap agreements are reported as components of other income (loss) in the consolidated statement of operations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At September 30, 2013, we had $883.9 million of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4%, $295.6 million bears interest at a fixed rate of 8 3/8% and $288.3 million bears interest at a fixed rate of 9 1/2%. The fair market value of our fixed rate debt as of September 30, 2013 was $994.2 million based on the market price of approximately 107% of the face amount. At September 30, 2013, we had no borrowings outstanding under our bank credit facility, which is subject to variable rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. We had no interest rate derivatives outstanding during 2012 or at September 30, 2013.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In our Form 10-K for the year ended December 31, 2012 we reported that we had identified a material weakness in our internal controls over financial reporting in our accounting for our oil price derivative financial instruments. In 2013, we have designed and implemented a control framework over designating derivative financial instruments as cash flow hedges to ensure that our accounting for designated derivative financial instruments which was affected by the material control weakness is appropriate.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2013, our Board of Directors approved an open market share repurchase plan which allows us to repurchase up to $100.0 million of our common stock on the open market.  All purchases executed to date have been through open market transactions.  There is no expiration date associated with the authorization to repurchase our securities.  The repurchased shares have been cancelled.  The repurchases are carried out in accordance with certain volume, timing and price constraints imposed by the Securities and Exchange Commission’s rules applicable to such transactions.  The amount, timing and price of purchases otherwise depend on market conditions and other factors.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
August 2013	340,490	$14.68	340,490	$95,500
September 2013	290,606	$14.56	290,606	$90,768
Total	631,096	$14.63	631,096	$90,768

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

___________________________

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: November 7, 2013	/S/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	/S/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)