Form 10-K
period 2013-12-31
COMSTOCK RESOURCES INC
filed 2014-02-27
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

(972) 668-8800

(Registrant’s telephone number and area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.50 Par Value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	✓

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

Yes	✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	✓	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	✓

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was $705.7 million.

As of February 26, 2014, there were 47,837,224 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2013

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

“Proved developed producing” means reserves expected to be recovered from currently producing zones under continuation of present operating methods. This category includes recently completed shut-in gas wells scheduled for connection to a pipeline in the near future.

“Proved reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements.

“Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling locations offsetting productive wells that are reasonably certain of production when drilled or where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

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

PART I

ITEMS 1 and 2.   BUSINESS AND PROPERTIES

We are engaged in the acquisition, development, production and exploration of oil and natural gas. Our common stock is listed and traded on the New York Stock Exchange. In May 2013, we divested all of our oil and gas properties in West Texas and, accordingly, the discussion which follows pertains solely to our continuing oil and gas operations.

Our oil and gas operations are concentrated in Texas and Louisiana. Our oil and natural gas properties are estimated to have proved reserves of 585 Bcfe with an estimated PV 10 Value of $1.1 billion as of December 31, 2013 and a standardized measure of discounted future net cash flows of $0.8 billion. Our proved oil and natural gas reserve base is 77% natural gas and 23% oil and are 73% developed as of December 31, 2013.

Our proved reserves at December 31, 2013 and our 2013 average daily production are summarized below:

	Proved Reserves at December 31, 2013				2013 Average Daily Production
	Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	% of Total	Oil (MBbls/d)	Natural Gas (MMcf/d)	Total (MMcfe/d)	% of Total
East Texas / North Louisiana	0.4	341.3	343.8	58.8%	0.1	128.4	129.5	68.0%
South Texas	21.5	98.6	227.6	38.9%	6.1	19.7	56.3	29.5%
Other Regions	0.1	12.8	13.1	2.3%	0.1	4.5	4.8	2.5%
Total	22.0	452.7	584.5	100.0%	6.3	152.6	190.6	100.0%

Strengths

High Quality Properties.     Our operations are currently focused in two operating areas: East Texas/North Louisiana and South Texas. Our properties have an average reserve life of approximately 8.4 years and have extensive development and exploration potential. In response to the low natural gas price environment in recent years, we have focused our drilling activity primarily on oil projects and limited our natural gas drilling to wells required to hold acreage. Our Eagleville field includes 31,755 acres (25,316 net to us) located in the oil window of the Eagle Ford shale in South Texas. In 2013 94% of our drilling and completion expenditures were related to our Eagleville field development. During 2013, we acquired acreage in two additional areas that are prospective for oil, including 33,624 acres (21,034 net to us) in the oil window of the Eagleford shale in or near Burleson County, Texas, and 53,470 acres (51,017 net to us) in Mississippi and Louisiana that are prospective for development in the Tuscaloosa Marine shale. Our properties in the East Texas/North Louisiana region, which are primarily prospective for natural gas, include 84,875 acres (72,232 net to us) in the Haynesville or Bossier shale formations.

Successful Exploration and Development Program.     In 2013 we spent $481.1 million on exploration and development activities. We spent $338.0 million on drilling and completing wells in 2013. We drilled 77 wells (53.6 net to us) and completed 67 wells (44.1 net to us). We also spent $137.1 million in 2013 to acquire additional leasehold, $0.4 million to acquire seismic data and $5.6 million for recompletions, workovers, abandonment, and production facilities. Of our 2013 capital expenditures, 95% were directed towards oil projects. Our drilling activities in 2013 added 13.2 MMBOE to our proved reserves and increased our oil production in 2013 by 29% from 2012's oil production.

Efficient Operator.     We operated 95% of our proved reserve base as of December 31, 2013. As operator we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Successful Acquisitions.   We have had significant growth over the years as a result of our acquisition activity. In recent years we have focused primarily on acquiring undrilled acreage rather than producing properties. We apply strict economic and reserve risk criteria in evaluating acquisitions. Over the last twenty years, we have added 1.1 Tcfe of proved oil and natural gas reserves from 38 acquisitions of producing oil and gas properties at an average cost of $1.17 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Business Strategy

Pursue Exploration Opportunities.   Each year, we conduct exploration activities to grow our reserve base and to replace our production. In recent years we have been focused on oil development, and we limited our drilling on natural gas properties due to weak natural gas prices.

In 2013 our Eagleville field in South Texas was the primary focus of our drilling activity. From 2010 through 2013, we spent approximately $169.5 million leasing acreage in McMullen, Atascosa, Frio, La Salle, Karnes and Wilson Counties in South Texas, which we believe to be prospective for oil in the Eagle Ford shale formation. In 2012 we entered into a joint venture arrangement to allow us to accelerate the development of this field. Our joint venture partner participates for a one-third interest in the wells that we drill in exchange for paying $25,000 per net acre that is earned by their participation. Through December 31, 2013, we have drilled 128 wells (94.3 net to us) in our Eagleville field including 75 wells (51.6 net to us) drilled in 2013. Our joint venture partner participated in 96 of these wells and contributed $61.3 million through December 31, 2013 for acreage and an additional $5.0 million to reimburse us for a portion of common production facilities. In 2013, we added 6.1 MMBOE to our proved reserves from our drilling activity in Eagleville. We have budgeted to spend $344.0 million in 2014, net of reimbursements from our joint venture partner, to drill 59 wells (40.2 net to us) and to complete 18 wells (13.3 net to us) that were drilled in 2013.

In May 2013 we completed the divestiture of our West Texas properties that were acquired in 2011.  We received proceeds of $823.1 million from the sale and recognized a gain of $230.0 million ($148.6 million after income taxes).  We divested of the properties due to the substantial drilling required to maintain the leases, the opportunity to earn a substantial profit from our investment and the low returns we were realizing from our 2012 drilling activity.  The divestiture allowed us to repay $722.0 million of our long-term debt and to accelerate the development of our Eagleville field.

We spent $67.4 million in 2013 to lease 33,624 acres (21,034 net to us) in or near Burleson County,  Texas which are prospective for oil in the Eagle Ford shale formation, and we spent $53.3 million to acquire 53,470 acres (51,017 net to us) in Louisiana and Mississippi, which are prospective for oil in the Tuscaloosa Marine shale.  We have budgeted $77.0 million in 2014 for drilling 12 wells (7.4 net to us) on the new acreage.

We have a significant acreage position of 84,875 acres (72,232 net to us) in East Texas and North Louisiana with Haynesville or Bossier shale natural gas potential, but in 2013 we elected to defer most of our drilling operations until natural gas prices improve. We drilled two Haynesville and Bossier shale horizontal wells (2.0 net to us) in 2013, which added 37 Bcfe to our proved reserves.

Exploit Existing Reserves.   We seek to maximize the value of our oil and gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, horizontal drilling, enhanced logging tools, and formation stimulation techniques.

Maintain Flexible Capital Expenditure Budget.   The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments except for contracted drilling and completion services. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We have budgeted to spend approximately $450.0 million in 2014 on our development and exploration projects and $28.0 million for lease acquisition activity.

Acquire High Quality Properties at Attractive Costs.   Historically, we have had a successful track record of increasing our oil and natural gas reserves through opportunistic acquisitions. Over the last twenty years, we have added 1.1 Tcfe of proved oil and natural gas reserves from 38 acquisitions of producing oil and gas properties at a total cost of $1.3 billion, or $1.17 per Mcfe. The acquisitions were acquired at an average of 67% of their PV 10 Value in the year the acquisitions were completed. In evaluating acquisitions, we apply strict economic and reserve risk criteria. We target properties in our core operating areas with established production and low operating costs that also have potential opportunities to increase production and reserves through exploration and exploitation activities. We also evaluate our existing properties and consider divesting of non-strategic assets when market conditions are favorable.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our fifteen largest field areas as of December 31, 2013:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)(1)%		PV 10 Value(2) (000’s)%
East Texas / North Louisiana:
Logansport	28	232,642	232,811	39.8%	$169,649	16.1%
Toledo Bend	—	31,071	31,071	5.3%	31,503	3.0%
Beckville	142	29,762	30,616	5.2%	30,663	2.9%
Waskom	66	12,285	12,678	2.2%	13,435	1.3%
Blocker	47	11,864	12,146	2.1%	12,513	1.2%
Mansfield	—	7,092	7,092	1.2%	4,934	0.5%
Douglass	—	3,584	3,584	0.6%	2,007	0.2%
Darco	8	2,724	2,772	0.5%	2,403	0.2%
Other	114	10,301	10,988	1.9%	11,433	1.0%
	405	341,325	343,758	58.8%	278,540	26.4%
South Texas:
Eagleville	21,324	18,669	146,613	25.1%	688,227	65.3%
Fandango	—	45,405	45,405	7.8%	32,520	3.1%
Rosita	—	16,283	16,283	2.8%	10,315	1.0%
Javelina	34	7,552	7,757	1.3%	10,497	1.0%
Las Hermanitas	—	5,736	5,736	1.0%	5,124	0.5%
Lopeno	31	2,298	2,483	0.4%	4,624	0.4%
Other	113	2,622	3,299	0.5%	7,874	0.7%
	21,502	98,565	227,576	38.9%	759,181	72.0%
Other:
San Juan Basin	8	2,796	2,846	0.5%	3,720	0.4%
Other	61	9,967	10,331	1.8%	12,554	1.2%
	69	12,763	13,177	2.3%	16,274	1.6%
Total	21,976	452,653	584,511	100.0%	1,053,995	100.0%
Discounted Future Income Taxes					(246,778)
Standardized Measure of Discounted Future Cash Flows					$807,217

________________

(1)

Oil is converted to natural gas equivalents by using a conversion factor of one barrel of oil for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

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

East Texas/North Louisiana Region

Approximately 59% or 343.8 Bcfe of our proved reserves are located in East Texas and North Louisiana where we own interests in 956 producing wells (584.8 net to us) in 28 field areas. We operate 662 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Beckville, Waskom, Blocker, Mansfield, Douglass and Darco fields. Production from this region averaged 128 MMcf of natural gas per day and 175 barrels of oil per day during 2013 or 130 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville or Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2013, we spent $16.7 million drilling two wells (2.0 net to us) and $2.3 million on workovers and recompletions in this region. The two wells we drilled in 2013 were Bossier shale horizontal wells. We have not budgeted to drill any wells in this region in 2014.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville and Bossier shale formations at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 232.8 Bcfe in the Logansport field represent approximately 40% of our proved reserves. We own interests in 252 wells (161.9 net to us) and operate 178 of these wells in this field.

Toledo Bend

The Toledo Bend field in DeSoto and Sabine Parishes, Louisiana was discovered in 2008 with our first horizontal Haynesville shale well. Production from the Haynesville shale in the Toledo Bend field ranges from 11,400 to 11,800 feet and from 10,880 to 11,300 feet in the Bossier shale. Our proved reserves of 31.1 Bcfe in the Toledo Bend field represent approximately 5% of our reserves. We own interests in 76 producing wells (39.3 net to us) and operate 41 of these wells in this field. During 2013 we drilled two horizontal wells (2.0 net to us) at Toledo Bend and we completed two wells (0.1 net to us) that were drilled in 2012.

Beckville

The Beckville field, located in Panola and Rusk Counties, Texas, has estimated proved reserves of 30.6 Bcfe which represents approximately 5% of our proved reserves. We operate 191 wells in this field and own interests in 78 additional wells for a total of 269 wells (159.3 net to us). The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Waskom

The Waskom field, located in Harrison and Panola Counties in Texas, represents approximately 2% (12.7 Bcfe) of our proved reserves as of December 31, 2013. We own interests in 63 wells in this field (39.8 net to us) and operate 47 wells in this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet.

Blocker

Our proved reserves of 12.1 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 2% of our proved reserves. We own interests in 77 wells (71.0 net to us) and operate 71 of these wells. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet.

Mansfield

The Mansfield field is located in DeSoto Parish, Louisiana and produces from the Haynesville shale between 12,250 and 12,350 feet. We own interests in 17 wells (4.6 net to us) and operate 4 of these wells. Our proved reserves in this field of 7.1 Bcfe represent approximately 1% of our total reserves.

Douglass

The Douglass field is located in Nacogdoches County, Texas and is productive from stratigraphically trapped reservoirs in the Pettet Lime and Travis Peak formations. These reservoirs are found at depths from 9,200 to 10,300 feet. Our proved reserves of 3.6 Bcfe in the Douglass field represent less than 1% of our reserves. We own interests in 40 wells (25.8 net to us) and operate 33 of these wells.

Darco

The Darco field is located in Harrison County, Texas and produces from the Cotton Valley formation at depths from approximately 9,800 to 10,200 feet.  Our proved reserves of 2.8 Bcfe in the Darco field represent less than 1% of our reserves.  We own interests in 23 wells (18 net to us) and operate all of these wells.

South Texas Region

Approximately 39%, or 37.9 MMBOE (227.6 Bcfe), of our proved reserves are located in South Texas, where we own interests in 240 producing wells (151.7 net to us). We own interests in 13 field areas in the region, the largest of which are the Eagleville, Fandango, Rosita, Javelina, Las Hermanitas and Lopeno fields. Net daily production rates from this region averaged 6,110 barrels of oil and 20 MMcf of natural gas during 2013 or 9,388 BOE per day. We spent $325.0 million in 2013 to drill 75 oil wells (51.6 net to us) targeting the Eagle Ford shale and for other development activity. We also spent $77.2 million in this region in 2013 to acquire acreage, including $67.4 million for 33,624 acres (21,034 net to us) in or near Burleson County, Texas which are prospective in the Eagle Ford shale formation.   We plan to spend approximately $264.0 million in 2014 to drill 59 horizontal wells (40.2 net to us) in our Eagleville field, $50.0 million to drill ten wells (5.6 net to us) in our newly acquired Eagle Ford shale acreage, $80.0 million to complete 18 Eagleville wells (13.3 net to us) that were drilled in 2013 and $25.0 million on facilities, recompletions and other capital projects.

Eagleville

We have 31,755 acres (25,316 net to us) in McMullen, Atascosa, Frio, La Salle, Karnes and Wilson Counties which comprise our Eagleville field. The Eagle Ford shale is found between 7,500 feet and 11,500 feet across our acreage position. At December 31, 2013 we had 101 wells (74.6 net to us) producing in the Eagleville field. Our proved reserves in this field are estimated to be 24.4 MMBOE (146.6 Bcfe) (87% oil) and represent 25% of our total proved reserves. We plan to spend approximately $264.0 million in 2014 to drill 59 horizontal wells (40.2 net to us) and $80.0 million to complete wells that were drilled in 2013 in the Eagleville field.

Fandango

We own interests in 19 wells (19.0 net to us) in the Fandango field located in Zapata County, Texas. We operate all of these wells which produce from the Wilcox formation at depths from approximately 13,000 to 18,000 feet. Our proved reserves of 45.4 Bcfe in this field represent approximately 8% of our total proved reserves.

Rosita

We own interests in 29 wells (15.7 net to us) in the Rosita field, located in Duval County, Texas. We operate 28 of these wells which produce from the Wilcox formation at depths from approximately 9,300 to 17,000 feet. Our proved reserves of 16.3 Bcfe in this field represent approximately 3% of our total proved reserves.

Javelina

We own interests in and operate 18 wells (18.0 net to us) in the Javelina field in Hidalgo County in South Texas. These wells produce primarily from the Vicksburg formation at a depth of approximately 10,900 to 12,500 feet. Proved reserves attributable to our interests in the Javelina field are 7.8 Bcfe, which represents approximately 1% of our total proved reserves.

Las Hermanitas

We own interests in and operate 11 natural gas wells (11.0 net to us) in the Las Hermanitas field, located in Duval County, Texas. These wells produce from the Wilcox formation at depths from approximately 11,400 to 11,800 feet. Our proved reserves of 5.7 Bcfe in this field represent approximately 1% of our total proved reserves.

Lopeno

The Lopeno Field located in Zapata County, Texas has estimated proved reserves of 2.5 Bcfe which represents less than 1% of our total company proved reserves.  Production is from shallow Queen City sands between 2,200 feet and 2,600 feet and deeper Wilcox sands between 6,400 feet and 12,500 feet.  We own interests in 17 wells (2.7 net to us) and operate one of these wells.

Other Regions

Approximately 2%, or 13.1 Bcfe, of our proved reserves are in other regions, primarily in New Mexico and the Mid-Continent region. We own interests in 339 producing wells (85.3 net to us) in 15 fields within these regions. The field with the largest proved reserves is our San Juan Basin properties in New Mexico. Net daily production from our other regions during 2013 totaled 5 MMcf of natural gas and 54 barrels of oil or 5 MMcfe per day.

During 2013, we spent $53.3 million to acquire 53,470 acres (51,017 net to us) in Louisiana and Mississippi which are prospective for oil in the Tuscaloosa Marine shale.  We have budgeted $27.0 million in 2014 to drill two wells (1.8 net to us) on this acreage.

San Juan

Our San Juan Basin properties are located in the west-central portion of San Juan County, New Mexico. These wells produce from multiple sands of the Cretaceous Dakota formation and the Fruitland Coal seams. The Dakota is generally found at about 6,000 feet with the shallower Fruitland seams encountered at 2,500 to 3,000 feet. Our proved reserves of 2.8 Bcfe in the San Juan field represent less than 1% of our reserves. We own interests in 92 wells (14.0 net to us) in this field.

Major Property Acquisitions

As a result of our acquisitions of producing oil and gas properties, we have added 1.1 Tcfe of proved oil and natural gas reserves since 1991. Our ten largest acquisitions include the following:

Delaware Basin Acquisition.   In December 2011, we acquired certain oil and gas properties from Eagle Oil & Gas Co. and other third parties for $348.7 million. The properties acquired had estimated proved reserves of approximately 151.2 Bcfe and included approximately 65,000 exploratory acres (39,100 net to us). We divested of these properties in May 2013.

Shell Wilcox Acquisition.   In December 2007, we completed the acquisition of certain oil and natural gas properties and related assets from SWEPI LP, an affiliate of Shell Oil Company for $160.1 million. The properties acquired had estimated proved reserves of approximately 70.1 Bcfe. Major fields acquired in the acquisition include the Fandango and Rosita fields.

Javelina Acquisition.   In June 2007, we acquired additional working interests in oil and gas properties in the Javelina field in South Texas from Abaco Operating LLC for $31.2 million. The properties acquired had estimated proved reserves of approximately 9.1 Bcfe.

Denali Acquisition.   In September 2006, we acquired proved and unproved oil and gas properties in the Las Hermanitas field in South Texas from Denali Oil & Gas Partners LP and other working interest owners for $67.2 million. The properties acquired had estimated proved reserves of approximately 16.5 Bcfe.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves and the PV 10 Value as of December 31, 2013:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)	PV 10 Value (000’s)
Proved Developed:
Producing	10,526	290,260	353,418	$787,095
Non-producing	3,388	54,018	74,346	188,596
Total Proved Developed	13,914	344,278	427,764	975,691
Proved Undeveloped	8,062	108,375	156,747	78,304
Total Proved	21,976	452,653	584,511	1,053,995
Discounted Future Income Taxes				(246,778)
Standardized Measure of Discounted Future Net Cash Flows(1)				$807,217

____________
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

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2011		2012		2013
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Developed	6,499	546,627	8,389	362,426	13,914	344,278
Proved Undeveloped	6,735	534,017	10,510	75,019	8,062	108,375
Total Proved Reserves	13,234	1,080,644	18,899	437,445	21,976	452,653

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

The average prices that we realized from sales of oil and natural gas and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2011	2012	2013

Oil Price - $/Bbl	$95.73	$101.09	$100.20
Natural Gas Price - $/Mcf	$3.91	$2.49	$3.38
Lifting costs - $/Mcfe	$0.82	$0.96	$1.22

Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent the average first of the month prices received at the point of sale for the last twelve months. These prices have been adjusted from posted prices for both location and quality differences. The oil and natural gas prices used for reserves estimation were as follows:

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)

2011	$94.73	$4.01
2012	$101.75	$2.58
2013	$104.38	$3.37

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our December 31, 2013 reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development.

As of December 31, 2013, our proved undeveloped reserves included 8.1 MMBbls of oil and 108.4 Bcf of natural gas, for a total of 157 Bcfe of undeveloped reserves. All of our undeveloped oil reserves   and 5 Bcf of natural gas of our proved undeveloped reserves were associated with our Eagleville properties in South Texas. The proved undeveloped reserves associated with our Haynesville and Bossier shale properties represented approximately 87 Bcf of our proved undeveloped natural gas reserves at December 31, 2013. The remaining proved undeveloped natural gas reserves are primarily associated with developing reserves in our Wilcox and Vicksburg reservoirs in South Texas. In 2013, we focused on drilling oil properties due to the weak natural gas prices. 28 of the Eagle Ford shale wells we drilled in 2013 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2013. Our proved undeveloped oil reserves decreased by 2.4 MMBbls during 2013. This decrease was primarily due to converting 3.0 MMBbls of our proved undeveloped oil reserves to developed in 2013 and new reserves additions of 0.6 MMBbls. Our proved undeveloped natural gas reserves increased by 33 Bcf at December 31, 2013 as compared with December 31, 2012. This increase was primarily related to reserve additions of 36 Bcf of natural gas which were partially offset by undeveloped reserves converted to developed reserves of 3 Bcf.

As of December 31, 2012, our proved undeveloped reserves included 10.5 MMBbls of oil and 75 Bcf of natural gas, for a total of 138 Bcfe of undeveloped reserves. All of our undeveloped oil reserves and 7 Bcf of natural gas were associated with our Eagleville shale properties in South Texas. The proved undeveloped natural gas reserves associated with our Haynesville and Bossier shale properties represented approximately 55 Bcf of our total natural gas proved undeveloped reserves at December 31, 2012. The remaining proved undeveloped reserves are primarily associated with developing reserves in our Cotton Valley and Hosston sand reservoirs in East Texas/North Louisiana and our Wilcox and Vicksburg reservoirs in South Texas. In 2012, we focused on drilling oil wells due to the weak natural gas prices. Seven of the Eagleville  wells we drilled in 2012 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2012. Our oil proved undeveloped reserves increased by 3.8 MMBbls during 2012. This increase was primarily due to our drilling program which added 8.1 MMBbls in the Eagle Ford shale.  Sales of oil reserves in 2012 of 3.1 MMbls and conversions of proved developed oil reserves of 1.3 MMBbls partially offset the increase from reserve adds.  Our natural gas proved undeveloped reserves decreased by 459 Bcf during 2012. This decrease was primarily related to the decline of natural gas prices which caused 465 Bcf of our natural gas proved undeveloped reserves to become uneconomical under the natural gas prices used to determine proved reserves in 2012.

The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2011, 2012 and 2013:

	Proved Undeveloped Reserves
	2011		2012		2013
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	1,258	518,824	6,735	534,017	10,510	75,019
Sales and Disposals	—	—	(3,143)	(16,125)	—	—
Acquisitions	—	11,651	—	—	—	—
Extension & Discoveries	5,151	66,978	8,142	7,007	583	36,578
Conversions from undeveloped to developed	—	(39,761)	(1,341)	(1,095)	(3,060)	(2,930)
Price, Performance and Other Revisions	326	(23,675)	117	(448,785)	29	(292)
Total Change	5,477	15,193	3,775	(458,998)	(2,448)	33,356
Ending Balance	6,735	534,017	10,510	75,019	8,062	108,375

The timing, by year, when our proved undeveloped reserve quantities were estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2011		2012		2013
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2012	4,275	43,084	—	—	—	—
2013	1,169	256,989	2,205	11,832	—	—
2014	1,000	198,903	988	27,581	6,392	4,617
2015	291	35,041	845	17,624	1,328	369
2016	—	—	3,933	14,896	342	1,242
2017	—	—	2,539	3,086	—	56,129
2018	—	—	—	—	—	46,018
Total	6,735	534,017	10,510	75,019	8,062	108,375

Our estimates of oil and natural gas reserves at December 31, 2013 include 47 Bcfe related to undrilled wells that have positive undiscounted future cash flows but which, based upon oil and natural gas prices that we use to prepare the proved reserve estimates, have a rate of return that is less than the 10% discount rate used in the Standardized Measure of Discounted Future Cash Flows attributable to the proved reserve estimates. We intend to drill the proved undeveloped wells in the time frame reflected in the estimates of proved oil and natural gas reserves as of December 31, 2013 based upon the oil and natural gas prices that we used to prepare the reserve estimates. We anticipate drilling such proved undeveloped locations based on our current development plans for our properties. Certain of these wells may be drilled to retain leasehold interests or to properly manage reservoir performance. To the extent that actual oil or natural gas prices are substantially weaker, we may have to modify our development plans or we may not fully recover our investment in drilling these wells from future cash flows.

The following table presents the estimated timing of our estimated future development capital costs to be incurred for the years ended December 31, 2011, 2012 and 2013:

	Future Development Costs Total Proved Undeveloped Reserves
Year ended December 31,	2011	2012	2013
	(in millions)
2012	$240.2	$—	$—
2013	572.3	73.6	—
2014	452.5	53.3	265.2
2015	85.2	91.8	70.6
2016	—	130.0	24.1
2017	—	104.7	98.1
2018	—	—	85.2
Total	$1,350.2	$453.4	$543.2

The following table presents the changes in our estimated future development costs for the years ended December 31, 2012 and 2013:

	Haynesville /Bossier Shale	Eagle Ford Shale	All Other Properties	Total
	(in millions)
Total as of December 31, 2011	$886.1	$218.0	$246.1	$1,350.2
Development Costs Incurred	(24.7)	(43.4)	—	(68.1)
Sales and Disposals	—	—	(48.1)	(48.1)
Additions and Revisions	(777.5)	174.2	(177.3)	(780.6)
Total Changes	(802.2)	130.8	(225.4)	(896.8)
Total as of December 31, 2012	83.9	348.8	20.7	453.4
Development Costs Incurred	—	(105.7)	—	(105.7)
Additions and Revisions	68.2	114.5	12.8	195.5
Total Changes	68.2	8.8	12.8	89.8
Total as of December 31, 2013	$152.1	$357.6	$33.5	$543.2

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2013 of $543.2 million increased by $89.8 million from our estimated future capital costs of $453.4 million as of December 31, 2012. We incurred approximately $105.7 million during 2013 to develop proved undeveloped reserves, primarily in our Eagle Ford shale properties. Our oil focused future capital expenditures increased by $114.5 million and our natural gas focused capital expenditures increased by $68.2 million.

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2012 of $453.4 million decreased by $896.8 million from our estimated future capital costs of $1.4 billion as of December 31, 2011. During 2012, we incurred approximately $43.4 million to develop proved undeveloped reserves in our Eagle Ford shale properties. Our oil focused future capital expenditures increased by $174.2 million and our natural gas focused capital expenditures decreased by $954.8 million. Approximately $749.0 million of the reduction in our estimated future development costs in 2012 was associated with wells that, as of December 31, 2011, had positive undiscounted cash flows but had a rate of return of less than 10%.

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

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2011, 2012 or 2013 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2013, we drilled development and exploratory wells as set forth in the table below:

	2011		2012		2013
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	17	16.2	78	51.0	75	51.6
Gas	61	26.6	7	3.2	2	2.0
Dry	—	—	—	—	—	—
	78	42.8	85	54.2	77	53.6
Exploratory:
Oil	3	3.0	—	—	—	—
Gas	6	1.9	—	—	—	—
Dry	—	—	—	—	—	—
	9	4.9	—	—	—	—
Total	87	47.7	85	54.2	77	53.6

In 2014 to the date of this report, we have drilled eleven wells (8.6 net to us) and we have nine wells (6.0 net to us) in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2013:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Arkansas	—	—	15	8.0
Kansas	—	—	9	5.0
Louisiana	17	5.4	452	252.4
New Mexico	1	—	91	14.0
Oklahoma	10	1.2	132	18.5
Texas	121	79.1	661	436.3
Wyoming	—	—	26	1.9
Total	149	85.7	1,386	736.1

We operate 895 of the 1,535 producing wells presented in the above table. As of December 31, 2013, we owned interests in 14 wells containing multiple completions, which means that a well is producing from more than one completed zone. Wells with more than one completion are reflected as one well in the table above.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2013, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Arkansas	1,280	684	—	—
Kansas	6,400	4,064	—	—
Louisiana	95,138	60,726	34,699	30,298
Mississippi	—	—	34,616	32,455
New Mexico	10,240	1,896	—	—
Oklahoma	38,080	5,707	—	—
Texas	110,761	68,454	43,044	27,816
Wyoming	13,440	927	—	—
Total	275,339	142,458	112,359	90,569

Our undeveloped acreage expires as follows:

Expires in 2014	13%
Expires in 2015	11%
Expires in 2016	15%
Thereafter	61%
100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights. We anticipate retaining ownership of a substantial amount of the acreage with primary terms expiring in 2014 through drilling activity or by extending the leases.

Markets and Customers

The market for our production of oil and natural gas depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production is currently sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 87% of our 2013 natural gas sales were priced utilizing first of the month index prices and approximately 13% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries and Shell Oil Company and its subsidiaries accounted for 51% and 36%, respectively, of our total 2013 sales. The loss of either of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for 55,000 MMBtus per day for our North Louisiana natural gas production on the long-haul pipelines. These agreements expire from 2015 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

Our operations are also subject to the Clean Air Act, or “CAA,” and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. On April 17, 2012, the U. S. Environmental Protection Agency or “EPA” promulgated new emission standards for the oil and gas industry. These rules require a nearly 95 percent reduction in volatile organic compounds (“VOCs”) emitted from hydraulically fractured gas wells by January 1, 2015. This significant reduction in emissions is to be accomplished primarily through the use of “green completions” (i.e., capturing natural gas that currently escapes to the air). These rules also have notification and reporting requirements. On September 23, 2013, EPA revised the emission requirements for storage tanks emitting certain levels of VOCs requiring a 95% reduction of VOC emissions by April 15, 2014 and April 15, 2015 (depending upon the date of construction of the storage tank).  We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

The Federal Safe Drinking Water Act of 1974, as amended, requires EPA to develop minimum federal requirements for Underground Injection Control (“UIC”) programs and other safeguards to protect public health by preventing injection wells from contaminating underground sources of drinking water. The UIC program does not regulate wells that are solely used for production. However, EPA has authority to regulate hydraulic fracturing when diesel fuels are used in fluids or propping agents. In 2012, EPA issued draft guidance on when UIC permitting requirements apply to fracking fluids containing diesel. We are not able to predict at this time the effect on our operations should EPA impose changes to the UIC permitting program when utilizing diesel as a fracking agent. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company’s operations by regulatory agencies or the public. In 2012, the EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases (“GHGs”) in January 2012, with the first annual reports of those emissions due on September 28, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. Other EPA actions with respect to the reduction of greenhouse gases (such as EPA’s Greenhouse Gas Endangerment Finding, and

EPA’s Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $118,934, which escalates to $124,466 beginning August 1, 2014. This lease expires on December 31, 2021. We also own production offices and pipe yard facilities near Marshall, Pleasanton and Zapata, Texas and Logansport, Louisiana.

Employees

As of December 31, 2013, we had 131 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	58
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	53
Mark A. Williams	Chief Operating Officer and Vice President of Operations	52
Gerry L. Blackshear	Vice President of Exploration	55
D. Dale Gillette	Vice President of Land and General Counsel	68
Michael D. McBurney	Vice President of Marketing	58
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	53
Russell W. Romoser	Vice President of Reservoir Engineering	62
Richard D. Singer	Vice President of Financial Reporting	59
Blaine M. Stribling	Vice President of Corporate Development	43
David K. Lockett	Director	59
Cecil E. Martin	Director	72
Frederic D. Sewell	Director	79
David W. Sledge	Director	57
Nancy E. Underwood	Director	62

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been a director since 1987, and our Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the board of directors in 1997. From 1988 to 2013, Mr. Allison served as our President and before that he served as our Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. Mr. Allison was Chairman of the Board of Directors of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison also currently serves as a Director of Tidewater, Inc. and is on the Board of Regents for Baylor University.

Roland O. Burns has been our President since 2013, Chief Financial Officer since 1990, Secretary since 1991 and a director since 1999. Mr. Burns served as our Senior Vice President from 1994 to 2013 and Treasurer from 1990 to 2013. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns was a director, Senior Vice President and the Chief Financial Officer of Bois d’Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant. Mr. Burns also serves on the Board of Directors of the University of Mississippi Foundation and the Cotton Bowl Athletic Association.

Mark A. Williams has been our Chief Operating Officer since 2012. From 2011 to early 2012, he served as Vice President of Operations. From 2007 to 2011, he served as our Engineering and Operations Manager. From 1996 until 2007, Mr. Williams served as our Drilling Manager and as our South Texas District Engineer. Prior to joining Comstock Mr. Williams was a production engineer at Mitchell Energy Corporation and Citation Oil & Gas. Mr. Williams received a B.S. degree in Petroleum Engineering from Texas A&M University in 1984.

Gerry L. Blackshear has been our Vice President of Exploration since 2012. From 2007 to early 2012 Mr. Blackshear served as our Geoscience Manager. Prior to joining us, Mr. Blackshear was a lead geologist at Encana Oil & Gas from 2004 to 2007. Prior to 2004 he worked as a senior geologist for several large independent oil and gas exploration and development companies. Mr. Blackshear received a B.S. degree in Geology from East Texas State University in 1981 and is a Certified Petroleum Geologist.

D. Dale Gillette has been our Vice President of Land and General Counsel since 2006. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 34 years, most recently as a partner with Gardere Wynne Sewell LLP, and before that with Locke Liddell & Sapp LLP (now known as Locke Lord LLP). During that time he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

Michael D. McBurney was named our Vice President of Marketing in July 2013. Mr. McBurney has over 32 years of energy industry experience within the oil, natural gas, LNG, and power segments. For the past seven years Mr. McBurney worked for EXCO Resources, Inc., an independent exploration and production company where he was responsible for natural gas and natural gas liquids marketing. From 2000 to 2006, Mr. McBurney was with FPL Energy of Florida, where he was responsible for Fuel and Transportation logistics for large scale power generation facilities located throughout the U.S. Mr. McBurney received a B.B.A. in Finance from the University of North Texas in 1978.

Daniel K. Presley was named our Treasurer in 2013. Mr. Presley, who has been with us since 1989, also continues to serve as our Vice President of Accounting and controller, positions he has had held since 1997 and 1991, respectively. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. degree from Texas A & M University in 1983.

Russell W. Romoser has been our Vice President of Reservoir Engineering since 2012. Mr. Romoser has over 35 years of experience as a reservoir engineer both with industry and with a petroleum engineering consulting firm. Prior to joining us, Mr. Romoser served eleven years as the Acquisitions Engineering Manager for EXCO Resources, Inc. Mr. Romoser received a B.S. Degree in Petroleum Engineering in 1975 and a Masters Degree in Petroleum Engineering in 1976 from the University of Texas and is a Registered Professional Engineer in Oklahoma and Texas.

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

Blaine M. Stribling has been our Vice President of Corporate Development since 2012. From 2007 to early 2012, Mr. Stribling served as our Asset & Corporate Development Manager. Prior to joining us, Mr. Stribling managed a development project team at Encana Oil & Gas from 2005 to 2007. Prior to 2005 he worked in various petroleum engineering operations management positions of increasing responsibility for several independent oil and gas exploration and development companies. Mr. Stribling received a B.S. Degree in Petroleum Engineering from the Colorado School of Mines.

Outside Directors

David K. Lockett has served as a director since 2001. Mr. Lockett was a Vice President with Dell Inc. and held executive management positions in several divisions within Dell from 1991 until his retirement from Dell in 2012. Mr. Lockett, who has over 35 years of experience in the technology industry, is presently providing consulting services to small and mid-size companies. Mr. Lockett was a director of Bois d’Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

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

Frederic D. Sewell has served as a director since May 2012. Mr. Sewell has extensive experience in the oil and gas industry, where he has had a distinguished career as an executive leader and a petroleum engineer. Mr. Sewell was the co-founder of Netherland, Sewell & Associates, Inc., a worldwide oil and gas consulting firm, where he served as the chairman and chief executive officer until his retirement in 2008. Mr. Sewell is presently the President and Chief Executive Officer of Sovereign Resources LLC, an exploration and production company that he founded. Mr. Sewell holds a B.S. Degree in Petroleum Engineering from the University of Texas.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future. Prices for oil remained strong in 2013, and our realized natural gas prices increased by 36% in 2013 to $3.38 per Mcf. However natural gas prices by historical standards remain low.

The prices we receive for our oil and natural gas production continue to be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

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

Lower oil and natural gas prices will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

We pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

Our growth has been attributable in part to acquisitions of producing properties and companies. More recently we have been focused on acquiring acreage for our drilling program. We expect to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms we consider favorable. However, we cannot assure you that suitable acquisition candidates will be identified in the future, or that we will be able to finance such acquisitions on favorable terms. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will successfully acquire any material property interests. Further, we cannot assure you that future acquisitions by us will be integrated successfully into our operations or will increase our profits.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in Texas, Louisiana and Mississippi, we may pursue acquisitions or properties located in other geographic areas.

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

If oil and natural gas prices decline, we may be required to write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

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

Our hedging transactions could result in financial losses or could reduce our income. To the extent we have hedged a significant portion of our expected production and actual production is lower than we expected or the costs of goods and services increase, our profitability would be adversely affected.

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into and may in the future enter into hedging transactions for certain of our expected oil and natural gas production. These transactions could result in both realized and unrealized hedging losses.

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we utilize are primarily based on New York Mercantile Exchange ("NYMEX") futures prices, which may differ significantly from the actual crude oil and gas prices we realize in our operations. Furthermore, we have adopted a policy that requires, and our revolving credit facility also requires, that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative financial instruments.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative transactions. If our actual future production is higher than we estimated, we will have greater commodity price exposure than we intended. If our actual future production is lower than the nominal amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions without the benefit of the cash flow from our sale or purchase of the underlying physical commodity, resulting in a substantial diminution in our profitability and liquidity. As a result of these factors, our derivative activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows.

In addition, our hedging transactions are subject to the following risks:

•	we may be limited in receiving the full benefit of increases in oil and gas prices as a result of these transactions;
•	a counterparty may not perform its obligation under the applicable derivative financial instrument or may seek bankruptcy protection;
•	there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and
•

the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved.

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

As of December 31, 2013, 27% of our total proved reserves were undeveloped and 13% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry has experienced a shortage of drilling rigs, equipment, supplies and qualified personnel in prior years as the result of higher demand for these services. Shortages of drilling rigs, equipment or supplies or qualified personnel in the areas in which we operate could delay or restrict our exploration and development operations, which in turn could adversely affect our financial condition and results of operations because of our concentration in those areas.

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

Recently approved final rules regulating air emissions from natural gas production operations could cause us to incur increased capital expenditures and operating costs, which may be significant.

On August 16, 2012, the EPA adopted final regulations under the Clean Air Act that, among other things, require additional emissions controls for natural gas and natural gas liquids production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds ("VOCs") and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or "green completions" on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. On September 23, 2013, the EPA revised the emission requirements for storage tanks emitting certain levels of VOCs requiring a 95% reduction of VOC emissions by April 15, 2014 and April 15, 2015 (depending on the date of construction of the storage tank). Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from various sources for use in our operations. In recent years South Texas has experienced the lowest inflows of water in recent history. As a result of this severe drought, some local water districts may begin restricting the use of water subject to their jurisdiction for drilling and hydraulic fracturing in order to protect the local water supply. If we are unable to obtain water to use in our operations from local sources, we may be unable to economically produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Our operations may incur substantial liabilities to comply with environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment and otherwise relating to environmental protection. These laws and regulations:

•	require the acquisition of one or more permits before drilling commences;
•	impose limitations on where drilling can occur and/or requires mitigation before authorizing drilling in certain locations;
•	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
•	require reporting of significant releases, and annual reporting of the nature and quantity of emissions, discharges and other releases into the environment;
•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
•	impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in:

•	the assessment of administrative, civil and criminal penalties;
•	the incurrence of investigatory and/or remedial obligations; and
•	the imposition of injunctive relief.

In June 2009 the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, introduced in the Senate, did not pass. Both bills contained the basic feature of establishing a “cap and trade” system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission “allowances” corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. It appears that the prospects for a cap and trade system such as that proposed in these bills have dimmed significantly; however, the EPA has moved ahead with its efforts to regulate GHG emissions from certain sources by rule. The EPA issued Subpart W of the Final Mandatory Reporting of Greenhouse Gases Rule, which required petroleum and natural gas systems that emit 25,000 metric tons of CO2e or more per year to begin collecting GHG emissions data under a new reporting system. We believe we have met all of the reporting requirements under these new regulations. Beyond measuring and reporting, the EPA issued an “Endangerment Finding” under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. States in which we operate may also require permits and reductions in GHG emissions.  Since all of our oil and natural gas production is in the United States, these laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.

In 2010 the Bureau of Land Management began implementation of a proposed oil and gas leasing reform. The leasing reform requires, among other things, a more detailed environmental review prior to leasing oil and natural gas resources on federal lands, increased public engagement in the development of Master Leasing Plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process with greater public involvement in the identification of key environmental resource values before a parcel is leased. New leases would incorporate adaptive management stipulations, requiring lessees to monitor and respond to observed environmental impacts, possibly through the implementation of expensive new control measures or curtailment of operations, potentially reducing profitability. The leasing reform policy could have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels.

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

The enactment of derivatives legislation and regulation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), was enacted that established federal oversight regulation of over-the-counter derivatives market and entities, such as us, that participate in that market. Dodd-Frank requires the Commodities Futures Trading Commission, or CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. The final rules adopted under Dodd-Frank identify the types of products and the classes of market participants subject to regulation and will require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption from such requirements). In addition, new regulations may require us to comply with margin requirements, although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of Dodd-Frank and CFTC rules on us or the timing of such effects. Dodd-Frank may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. Dodd-Frank and associated regulations could significantly increase the cost of derivative contracts from additional recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity. Dodd-Frank could also materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of Dodd-Frank and associated regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, Dodd-Frank was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of Dodd-Frank is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as restrict our access to our oil and gas reserves.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Tuscaloosa Marine shale, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells being drilled by us in 2014 utilize hydraulic fracturing in their completion. We estimate we will incur approximately $132.0 million for hydraulic fracturing services in connection with our 2014 drilling and completion program.

The use of hydraulic fracturing in our well completion activities could expose us to liability for negative environmental effects that might occur. Although we have not had any incidents related to hydraulic fracturing operations that we believe have caused any negative environmental effects, we have established operating procedures to respond and report any unexpected fluid discharge which might occur during our operations, including plans to remediate any spills that might occur. In the event that we were to suffer a loss related to hydraulic fracturing operations, our insurance coverage will be net of a  deductible per occurrence and our ability to recover costs will be limited to a total aggregate policy limit of $26.0 million, which may or may not be sufficient to pay the full amount of our losses incurred.

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

The United States Congress continues to consider imposing new taxes and repealing many tax incentives and deductions that are currently used by independent oil and gas producers.  Such changes include, but are not limited to:

•	the repeal of the percentage depletion allowance for oil and gas properties;
•	the elimination of current deductions for intangible drilling and development costs;
•	an elimination of the deduction for U.S. oil and gas production activities;
•	an extension of the amortization period for certain geological and geophysical expenditures; and
•	implementation of a fee on non-producing leases located on federal lands.

It is unclear, however, whether any such changes will be enacted or how soon such changes could be effective.  The passage of any legislation containing these or similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such changes could negatively affect our financial condition and results of operations.  A reduction in operating cash flow could require us to reduce our drilling activities.  Since none of these proposals have yet been included in new legislation, we do not know the ultimate impact they may have on our business.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $798.7 million in debt as of December 31, 2013, and our ratio of total debt to total capitalization was approximately 46%.

Our outstanding debt will have important consequences, including, without limitation:

•	a portion of our cash flow from operations will be required to make debt service payments;
•	our ability to borrow additional amounts for capital expenditures (including acquisitions) or other purposes will be limited; and
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

We believe that the success of our business strategy and our ability to operate profitably depend on the continued employment of M. Jay Allison, Chief Executive Officer, and Roland O. Burns, our President and Chief Financial Officer, and a limited number of other senior management personnel. Loss of the services of Mr. Allison, Mr. Burns or any of those other individuals could have a material adverse effect on our operations.

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

		High	Low

2012 –	First Quarter	$17.79	$11.05
	Second Quarter	$18.54	$12.56
	Third Quarter	$20.46	$14.95
	Fourth Quarter	$21.16	$14.40

2013 –	First Quarter	$18.86	$12.83
	Second Quarter	$18.22	$14.11
	Third Quarter	$18.42	$14.21
	Fourth Quarter	$18.91	$15.83

As of February 26, 2014, we had 47,837,224 shares of common stock outstanding, which were held by 219 holders of record and approximately 9,000 beneficial owners who maintain their shares in “street name” accounts.

We paid cash dividends on our common stock in 2013 of 12.5¢ per share on June 17, September 16 and December 16, 2013. Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Our Board of Directors approved an open market share repurchase plan in 2013 which provides for the repurchase of common stock on the open market.  We made various open market purchases of a total of 631,096 shares at an aggregate cost of $9.2 million during 2013 but we did not repurchase any shares during the fourth quarter of 2013.

Stockholder Return Performance

A peer group of companies is used by our compensation committee to benchmark our executives’ compensation and to determine total stockholder return performance for purposes of vesting of performance share units granted to executives under our 2009 Long-term Incentive Plan.  Our Prior Peer Group represents those companies previously included in our peer group of companies for benchmarking our executives’ compensation and determining vesting of performance share unit awards made in 2012.

Prior Peer Group.  Our prior peer group consisted of Bill Barrett Corporation, Cheniere Energy Inc., Cimarex Energy Co., Clayton Williams Energy Inc., Contango Oil & Gas Co., EPL Oil & Gas Inc., Exco Resources Inc., Forest Oil Corp., Newfield Exploration Co., Northern Oil & Gas Inc., PDC Energy Inc., QEP Resources, Inc., SM Energy, Inc., Swift Energy Co., Ultra Petroleum Corp., W&T Offshore Inc., Whiting Petroleum Corp., and WPX Energy, Inc.

New Peer Group. During 2013, our compensation committee engaged a new independent compensation consultant to review our executive compensation plans, including the composition of our peer group.  The compensation consultant recommended that larger peer companies including Newfield Exploration, QEP Resources, Whiting Petroleum and WPX Energy, should be removed from our peer group and smaller companies including Approach Resources, Carrizo Oil & Gas, Kodiak Oil & Gas,

Laredo Petroleum, Oasis Petroleum, Quicksilver Resources, Rosetta Resources, and Stone Energy should be added to our peer group.  The compensation committee approved our New Peer Group, which consists of Approach Resources. Inc., Bill Barrett Corporation, Carrizo Oil & Gas Inc., Cimarex Energy Co., Forest Oil Corp., Kodiac Oil & Gas Corp., Laredo Petroleum Holdings Inc., Oasis Petroleum Inc., PDC Energy Inc., Quicksilver Resources Inc., Rosetta Resources Inc., SM Energy, Inc., Stone Energy Corporation, Swift Energy Co., and Ultra Petroleum Corp.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2013 with the cumulative return on the New York Stock Exchange Index, the cumulative return for our New Peer Group, and the cumulative return for our Prior Peer Group.  The graph assumes that $100.00 was invested on the last trading day of 2008, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Comstock Resources, the NYSE Composite Index,

Our New Peer Group, and our Prior Peer Group

____________

(1)	$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends, fiscal year ending December 31.
(2)

The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

	As of December 31,
Total Return Analysis	2008	2009	2010	2011	2012	2013
Comstock Resources	$100.00	$85.86	$51.98	$32.38	$32.00	$39.63
NYSE Composite	$100.00	$128.28	$145.46	$139.87	$162.23	$204.87
New Peer Group	$100.00	$165.77	$229.92	$185.35	$146.22	$210.24
Prior Peer Group	$100.00	$168.49	$237.26	$173.95	$142.82	$198.94

ITEM 6.  SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2013 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During 2013, we divested all of our interests in our West Texas operations. Accordingly, we have adjusted the presentation of selected financial data to reflect these operations on a discontinued basis.

Statement of Operations Data:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Revenues:
Oil sales	$39,457	$48,848	$80,244	$181,163	$231,837
Natural gas sales	253,126	300,293	354,123	203,651	188,453
Total oil and gas sales	292,583	349,141	434,367	384,814	420,290
Gain on sales of oil and gas properties	213	—	—	24,271	—
Total revenues	292,796	349,141	434,367	409,085	420,290
Operating expenses:
Production taxes	8,643	9,894	3,670	11,727	14,524
Gathering and transportation	8,696	17,256	28,491	26,265	17,245
Lease operating(1)	53,560	53,525	46,552	51,248	52,844
Exploration	907	2,605	10,148	61,449	33,423
Depreciation, depletion and amortization	213,238	213,809	290,776	343,858	337,134
General and administrative, net	39,172	37,200	35,172	33,798	34,767
Impairment of oil and gas properties	115	224	60,817	25,368	652
Loss on sales of oil and gas properties	—	26,632	57	—	2,033
Total operating expenses	324,331	361,145	475,683	553,713	492,622
Operating loss	(31,535)	(12,004)	(41,316)	(144,628)	(72,332)
Other income (expenses):
Gain on sale of marketable securities	—	16,529	35,118	26,621	7,877
Gains (losses) on derivative financial instruments	—	—	—	21,256	(8,388)
Loss on early extinguishment of debt	—	—	(1,096)	—	(17,854)
Other income	378	499	790	944	1,059
Interest expense	(16,086)	(29,456)	(41,592)	(57,906)	(73,242)
Total other income (expenses)	(15,708)	(12,428)	(6,780)	(9,085)	(90,548)
Loss from continuing operations before income taxes	(47,243)	(24,432)	(48,096)	(153,713)	(162,880)
Benefit from income taxes	10,772	4,846	14,624	50,634	56,157
Loss from continuing operations	(36,471)	(19,586)	(33,472)	(103,079)	(106,723)
Income from discontinued operations	—	—	—	3,019	147,752
Net income (loss)	$(36,471)	$(19,586)	$(33,472)	$(100,060)	$41,029
Basic net income (loss) per share:
Loss from continuing operations	$(0.81)	$(0.43)	$(0.73)	$(2.22)	$(2.22)
Income from discontinued operations	—	—	—	0.06	3.07
Net Income (loss)	$(0.81)	$(0.43)	$(0.73)	$(2.16)	$0.85
Diluted net income (loss) per share:
Loss from continuing operations	$(0.81)	$(0.43)	$(0.73)	$(2.22)	$(2.22)
Income from discontinued operations	—	—	—	0.06	3.07
Net Income (loss)	$(0.81)	$(0.43)	$(0.73)	$(2.16)	$0.85
Dividends per common share	$—	$—	$—	$—	$0.375
Weighted average shares outstanding:
Basic	45,004	45,561	45,997	46,422	46,553
Diluted(2)	45,004	45,561	45,997	46,422	46,553

 ____________

(1)	Includes ad valorem taxes.
(2)	Basic and diluted weighted average shares are the same due to the net loss from continuing operations.

Balance Sheet Data:

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Cash and cash equivalents	$90,472	$1,732	$8,460	$4,471	$2,967
Property and equipment, net	1,576,287	1,816,248	2,509,845	1,958,687	2,066,735
Total assets	1,858,961	1,964,214	2,639,884	2,569,897	2,139,398
Total debt	470,836	513,372	1,196,908	1,324,383	798,700
Stockholders’ equity	1,066,111	1,068,531	1,037,625	933,534	952,005

Cash Flow Data:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Cash flows provided by operating activities from continuing operations	$176,257	$311,662	$275,433	$219,721	$268,994
Cash flows used for investing activities from continuing operations	(348,777)	(440,473)	(597,809)	(205,393)	(408,678)
Cash flows provided by (used for) financing activities from continuing operations	256,711	40,071	673,381	117,502	(576,140)
Cash flows provided by (used for) operating activities of discontinued operations	—	—	—	42,508	(7,715)
Cash flows provided by (used for) investing activities of discontinued operations	—	—	(344,277)	(178,327)	722,035

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,535 producing oil and natural gas wells (821.8 net to us) and we operate 895 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

In 2011, we acquired an undeveloped acreage position and some producing oil wells in Gaines and Reeves Counties in West Texas.  We operated these properties, which we designated as our West Texas region, through May 2013 when we sold all of these properties for total proceeds of $823.1 million.  Accordingly, we are presenting our West Texas operations as discontinued operations in our financial statements for all periods presented.  Unless indicated otherwise, the amounts in the accompanying tables and discussion relate to our continuing operations.

Our growth is driven primarily by acquisition, development and exploration activities. In 2013 our growth in production and proved reserves was primarily driven by our successful oil focused drilling activities. Under our current drilling budget, we plan to spend approximately $478.0 million in 2014 for development and exploration activities, which will primarily be focused on oil projects. We plan to drill 71 horizontal wells (47.6 net to us) in 2014, of which 59 wells (40.2 net to us) will be drilled in our Eagleville field in South Texas, ten wells (5.6 net to us) wells will be in our newly acquired acreage in Burleson County, Texas and two wells (1.8 net to us) in our Tuscaloosa Marine shale properties in Mississippi and Louisiana. However, we could increase or decrease the number of wells that we drill depending on oil and natural gas prices. We do not specifically budget for acquisitions as the timing and size of acquisitions are not predictable.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $14.5 million as of December 31, 2013.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our operating data for 2012 and 2013 is summarized below:

	Year Ended December 31,
	2012	2013
Oil & Gas Sales (in thousands):
Oil sales	$181,163	$231,837
Natural gas sales	203,651	188,453
Total oil and gas sales	$384,814	$420,290
Net Production Data:
Natural gas (MMcf)	81,762	55,694
Oil (MBbls)	1,792	2,314
Natural gas equivalent (MMcfe)	92,515	69,577
Average Sales Price:
Oil ($/Bbl)	$101.09	$100.20
Natural gas ($/Mcf)	$2.49	$3.38
Average equivalent price ($/Mcfe)	$4.16	$6.04
Expenses ($ per Mcfe):
Production taxes	$0.13	$0.21
Gathering and transportation	$0.28	$0.25
Lease operating(1)	$0.55	$0.76
Depreciation, depletion and amortization(2)	$3.76	$4.83

 ____________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.   Our oil and gas sales increased $35.5 million (9%) in 2013 to $420.3 million from $384.8 million in 2012. Oil sales in 2013 increased by $50.7 million (28%) from 2012 while our natural gas sales decreased by $15.2 million (8%) from 2012. The increase in oil sales was attributable to the 29% growth in oil production offset by a 1% decrease in our realized oil prices in 2013.  Our drilling activity in the Eagleville field in South Texas generated the oil production growth.  With limited drilling in our natural gas properties in 2013, our natural gas production fell by 32% from 2012 while our realized natural gas prices increased by 36%.

Production taxes.   Production taxes increased $2.8 million or 24% to $14.5 million in 2013 from $11.7 million in 2012. The increase in 2013 is due to the 28% growth in our oil sales during the year. Much of our natural gas sales in 2012 and 2013 qualified for exemption from state production taxes.

Gathering and transportation.   Gathering and transportation costs in 2013 decreased $9.1 million (34%) to $17.2 million as compared to $26.3 million in 2012 due to the lower natural gas volumes that we produced in North Louisiana in 2013.

Lease operating expenses.   Our lease operating expenses, including ad valorem taxes, of $52.8 million in 2013 were $1.6 million or 3% higher than our operating expenses of $51.2 million in 2012. Our lease operating expense per Mcfe produced increased by 38% to $0.76 per Mcfe in 2013 as compared to $0.55 per Mcfe in 2012. The increase in operating costs mainly reflects our growing oil production. Our oil wells are typically more costly to operate than our natural gas wells. Oil production comprised 20% of our total production in 2013 as compared to 12% in 2012. The increase in the per unit costs is largely attributable to the lower production on a Mcfe basis.  Much of our operating costs are fixed in nature.

Exploration expense.   We incurred $33.4 million in exploration expense in 2013 as compared to $61.4 million in 2012. Exploration expense in 2013 consisted of $33.0 million of impairments of unevaluated leasehold costs and $0.4 million for the acquisition of seismic data. Our 2012 exploration cost consisted of $61.3 million of impairments of unevaluated leasehold costs and $0.1 million for the acquisition of seismic data.

Depreciation, depletion and amortization expense (“DD&A”).   DD&A of $337.1 million decreased by $6.8 million (2%) from DD&A of $343.9 million in 2012. Our DD&A rate per Mcfe produced averaged $4.83 in 2013 as compared to $3.76 for 2012. The decrease in DD&A primarily resulted from the decline in our natural gas production during 2013, which was partially offset by the increased development costs per Mcfe associated with the oil wells drilled in 2013 and the reduction in proved undeveloped natural gas reserves recognized in 2012 which increased our per unit DD&A rate on our natural gas properties.

General and administrative expenses.   General and administrative expense of $34.8 million for 2013 was 3% higher than general and administrative expense of $33.8 million for 2012. Stock based compensation decreased by $0.9 million to $12.8 million in 2013 as compared to $13.7 million in 2012.

Impairment of oil and gas properties.   We recorded impairments to our oil and gas properties of $0.7 million and $25.4 million in 2013 and 2012, respectively. These impairments relate to fields where an impairment was indicated based on estimated future net cash flows from the properties.

Gains (losses) from derivative financial instruments.  We utilized oil price swaps to manage our exposure to oil prices and protect returns on investment from our drilling activities in 2012 and 2013.  Gains (losses) on derivative financial instruments were a loss of $8.4 million in 2013 and a gain of $21.3 million in 2012.  Our total net cash received from derivative financial instruments was $2.3 million in 2013 and $9.8 million in 2012.  The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

Average Realized Oil Price:	2012	2013
Oil, per barrel	$101.09	$100.20
Cash settlements on derivative financial instruments, per barrel	5.44	0.99
Price per barrel, including cash settlements on derivative financial instruments	$106.53	$101.19

Interest expense.   Interest expense increased $15.3 million (26%) to $73.2 million in 2013 from interest expense of $57.9 million in 2012. The increase was primarily related to a reduction in the interest we capitalized in 2013.  We capitalized interest of $4.7 million and $20.9 million in 2013 and 2012, respectively, which reduced interest expense.  We had interest expense allocated to discontinued operations of $8.4 million and $16.3 million in 2013 and 2012, respectively, of which $2.0 million and $9.6 million, respectively, was capitalized. Average borrowings under our bank credit facility decreased to $201.5 million in 2013 as compared to $482.7 million for 2012 and the average interest rate on the outstanding borrowings under our credit facility of 2.6% in 2013 was lower than the interest rate of 3.0% in 2012. Interest expense related to our outstanding senior notes increased by 11% due to the issuance of 9½% senior notes in June 2012 offset in part the redemption of 8⅜% senior notes in November 2013.

Income taxes.   The benefit from income taxes from continuing operations increased in 2013 to $56.2 million from $50.6 million in 2012 due to the higher net loss from continuing operations in 2013. Our effective tax rate of 34.5% in 2013 and 32.9% in 2012 differed from the federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Net income.   We reported a loss from continuing operations of $106.7 million or $2.22 per share for 2013 as compared to a loss of $103.1 million or $2.22 per share for 2012. The loss in 2013 included impairments of proved and unproved properties of $33.6 million ($21.9 million after income taxes), loss on early extinguishment of debt of $17.9 million ($11.6 million after income taxes), losses on our oil derivatives of $8.4 million ($5.5 million after income taxes) and losses on sales of properties of $2.0 million ($1.3 million after income taxes) which were offset in part by gains on sales of marketable securities of $7.9 million ($5.1 million after income taxes). The loss in 2012 included impairments of proved and unproved properties of $86.7 million ($56.3 million after income taxes) which were offset in part by gains on sales of properties of $24.3 million ($15.8 million after income taxes), sales of marketable securities of $26.6 million ($17.3 million after income taxes) and gains on our oil derivatives of $21.3 million ($13.8 million after tax).

Net income from discontinued operations for 2013 of $147.8 million, or $3.07 per share, included a gain on the sale of our West Texas oil and gas properties of $230.0 million ($148.6 million after income taxes).  Excluding the gain, the net loss from discontinued operations for the year ended December 31, 2013 was $0.8 million as compared to net income of $3.0 million for the year ended December 31, 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Our operating data for 2011 and 2012 is summarized below:

	Year Ended December 31,
	2011	2012
Oil & Gas Sales (in thousands):
Oil sales	$80,244	$181,163
Natural gas sales	354,123	203,651
Total oil and gas sales	$434,367	$384,814
Net Production Data:
Natural gas (MMcf)	90,593	81,762
Oil (MBbls)	838	1,792
Natural gas equivalent (MMcfe)	95,622	92,515
Average Sales Price:
Oil ($/Bbl)	$95.73	$101.09
Natural gas ($/Mcf)	$3.91	$2.49
Average equivalent price ($/Mcfe)	$4.54	$4.16
Expenses ($ per Mcfe):
Production taxes	$0.04	$0.13
Gathering and transportation	$0.30	$0.28
Lease operating(1)	$0.48	$0.55
Depreciation, depletion and amortization(2)	$3.00	$3.76

____________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.   Our oil and gas sales decreased $49.6 million (11%) in 2012 to $384.8 million from sales of $434.4 million in 2011. Our oil production in 2012 increased by 114% while our natural gas production decreased by 10% from our 2011 production levels. On an equivalent unit basis, our production in 2012 decreased by 3% over 2011. Our successful drilling program grew our oil production which offset the decline in natural gas production. Prices realized for oil sales increased by 6% in 2012 as compared to 2011 while the average price we realized for natural gas sales decreased by 36% in 2012 as compared to 2011.

Production taxes.   Production taxes increased $8.0 million or 220% to $11.7 million in 2012 from $3.7 million in 2011. The increase in 2012 is due to the significant growth in our oil sales during the year. Much of our natural gas sales in 2011 and 2012 qualified for exemption from state production taxes.

Gathering and transportation.   Gathering and transportation costs in 2012 decreased $2.2 million (8%) to $26.3 million as compared to $28.5 million in 2011 due to the lower natural gas volumes that we produced in North Louisiana in 2012.

Lease operating expenses.   Our lease operating expenses, including ad valorem taxes, of $51.2 million in 2012 were $4.6 million or 10% higher than our operating expenses of $46.6 million in 2011. Our lease operating expense per Mcfe produced increased by 15% to $0.55 per Mcfe in 2012 as compared to $0.48 per Mcfe in 2011. The increase mainly reflects our growing oil production. Our oil wells are typically more costly to operate than our natural gas wells. Oil production comprised 12% of our total production in 2012 as compared to 5% in 2011.

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

DD&A.   DD&A of $343.9 million was an increase of $53.1 million (18%) over DD&A of $290.8 million in 2011. Our DD&A rate per Mcfe produced averaged $3.76 in 2012 as compared to $3.00 for 2011. The increase in DD&A primarily resulted from increased development costs per Mcfe associated with the oil wells drilled in 2012, and the substantial decline in our proved natural gas reserves due to the low natural gas prices in 2012.

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

Interest expense.   Interest expense increased $16.3 million (39%) to $57.9 million in 2012 from interest expense of $41.6 million in 2011. The increase was primarily related to the increase in outstanding debt during 2012 including the issuance of $300.0 million in senior notes in June 2012. Average borrowings under our bank credit facility increased to $482.7 million in 2012 as compared to $121.4 million for 2011. The average interest rate on the outstanding borrowings under our credit facility of 3.0% in 2012 was higher than the interest rate of 2.2% in 2011. We capitalized interest of $20.9 million and $13.2 million in 2012 and 2011, respectively, which amounts reduced interest expense. Interest expense allocated to discontinued operations was $16.3 million in 2012, of which $9.6 million was capitalized.  No interest was allocated to discontinued operations in 2011.

Derivative financial instruments.  We utilize oil price swaps to manage our exposure to commodity prices and protect returns on investment from our drilling activities.  We had gains on derivative financial instruments of $21.3 million and cash receipts on derivative financial instruments of $9.8 million in 2012.  We had no derivative financial instruments during 2011.  The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

Average Realized Oil Price:	2011	2012
Oil, per barrel	$95.73	$101.09
Cash settlements on derivative financial instruments, per barrel	—	5.44
Price per barrel, including cash settlements on derivative financial instruments	$95.73	$106.53

Income taxes.   The benefit from income taxes increased in 2012 to $50.6 million from $14.6 million in 2011 due to the higher net loss in 2012. Our effective tax rate of 32.9% in 2012 and 30.4% in 2011 differed from the federal income tax rate of 35% primarily due to the effect of nondeductible compensation and state income taxes.

Net loss.   We reported a loss from continuing operations of $103.1 million  or $2.22 per share for 2012 as compared to a loss of $33.5 million or $0.73 per share for 2011. The loss in 2012 included impairments of proved and unproved properties of $86.7 million ($56.3 million after income taxes) which were offset in part by gains on sales of properties of $24.3 million ($15.8 million after income taxes) and sales of marketable securities of $26.6 million ($17.3 million after income taxes) and gains on our oil derivatives of $21.3 million ($13.8 million after tax). The loss in 2011 included impairments to proved and unproved properties in 2011 of $70.6 million ($45.9 million after income taxes) and a loss on early extinguishment of debt of $1.1 million ($0.7 million after tax) offset in part by gains on sales of marketable securities of $35.1 million ($22.8 million after income taxes).  Net income from discontinued operations for 2012 was $3.0 million or $0.06 per share.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset dispositions. For 2013, our primary source of funds was proceeds from sales of assets of $836.6 million, including the proceeds from the sale of our West Texas properties.  Cash provided by operating activities from continuing operations in 2013 of $269.0 million increased $49.3 million (22%) from $219.7 million in 2012.  In 2012, our cash flow provided by operating activities of continuing operations totaled $219.7 million, while our other primary sources of funds included $285.9 million of proceeds from a senior notes offering and $179.6 million from sales of assets. In 2011, our cash flow provided by operating activities from continuing operations totaled $275.4 million. Our other primary source of funds in 2011 included $293.4 million of proceeds from a senior note offering, $555.0 million of borrowings under our bank credit facility and $53.4 million of proceeds from sales of marketable securities.

Our cash flow from operating activities from continuing operations in 2013 of $269.0 million represented an increase of $49.3 million (22%) from our cash from operating activities of $219.7 million in 2012. Cash flow from continuing operations excluding changes in working capital accounts was $249.3 million in 2013 and was 7% higher than 2012 due to increased revenues related to the increased oil production and higher natural gas prices in 2013. Our cash flow from operating activities from continuing operations in 2012 decreased by $55.7 million to $219.7 million as compared to $275.4 million in 2011 primarily due to the lower revenues related to lower natural gas prices in 2012 which was partially offset by higher oil production.

Our primary need for capital, in addition to funding our ongoing operations, relates to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. During 2013 our capital expenditures of $480.9 million increased by $132.7 million as compared to 2012 capital expenditures of $348.2 million due primarily to the acquisitions of oil and gas properties we made in 2013. In 2012, our capital expenditures of $348.2 million decreased by $346.0 million as compared to 2011 capital expenditures of $694.2 million, mainly due to the lower spending on acquisitions of oil and gas properties in 2011 and lower natural gas directed drilling activity.  During 2013 we also reduced our debt outstanding by $530.0 million through the early extinguishment of our 8 3/8% senior notes and a reduction in the amounts outstanding under our bank credit facility, primarily using funds generated from the sale of our West Texas properties.

Our capital expenditure activity related to our continuing operations is summarized in the following table:

	Year Ended December 31,
	2011	2012		2013
	(In thousands)
Exploration and development:
Acquisitions of proved oil and gas properties	$16,879	$—		$6,450
Acquisitions of unproved oil and gas properties	103,945	13,742		130,113
Developmental leasehold costs	798	2,157		461
Development drilling	483,816	321,924		338,030
Exploratory drilling	82,028	5,317		—
Workovers and recompletions	6,516	3,728		5,559
	693,982	346,868	(1)	480,613	(2)
Other	225	1,311		260
Total	$694,207	$348,179	(1)	$480,873	(2)

____________

(1)	Excludes reimbursements from joint venture partner for preformation well costs of $23.8 million in 2012.
(2)	Net of reimbursements received from joint venture partner of $51.5 million in 2013.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for contracted drilling and completion services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $478.0 million in 2014 for development and exploration projects and lease acquisitions, which will be funded primarily by cash flows from operating activities and borrowings under our bank credit facility. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices that we realize in 2014.

We do not have a specific acquisition budget for 2014 because the timing and size of acquisitions are unpredictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

We have a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of our assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and gas properties. As of December 31, 2013, the borrowing base was $625.0 million, of which $415.0 million was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to 0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. We were in compliance with these covenants as of December 31, 2013.

At December 31, 2012 we had $300.0 million in principal amount of 8 3/8% senior notes outstanding with a maturity date of October 15, 2017 (the "2017 Notes").  In June 2013, we repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value and on September 13, 2013, we called all of the remaining 2017 Notes at the call price of 104.2% of par value for redemption on October 15, 2013.  The redemption amount of $310.2 million was funded with cash on hand of $210.2 million and borrowings under our bank credit facility.  As a result of this redemption, we recognized a loss on early extinguishment of debt, before income taxes, of approximately $17.9 million comprised of the premium paid for the redemption, the costs incurred related to the redemption and the write-off of unamortized debt issuance costs, including original issuance discount.

We have $300.0 million of 7 3/4% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1.  We also have $300.0 million of 9 1/2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The 2019 and 2020 Notes are unsecured obligations which are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of December 31, 2013, we had no material assets or operations which are independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$210,000	$—	$210,000
7 3/4% senior notes	—	—	—	—	—	300,000	300,000
9 1/2% senior notes	—	—	—	—	—	300,000	300,000
Interest on debt	55,782	55,782	55,782	55,782	55,356	47,376	325,860
Operating leases	1,955	1,994	1,993	2,021	2,060	4,680	14,703
Natural gas transportation agreements	7,874	5,112	2,201	1,781	1,697	691	19,356
Contracted drilling services	31,136	13,754	—	—	—	—	44,890
	$96,747	$76,642	$59,976	$59,584	$269,113	$652,747	$1,214,809

Future interest costs are based upon the effective interest rates of our outstanding senior notes and the December 31, 2013 rate for our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2018. We record a separate liability for the fair value of these asset retirement obligations, which totaled $14.5 million as of December 31, 2013.

Federal Taxation

At December 31, 2013 we had U.S. federal net operating loss carryforwards of approximately $80.2 million and Louisiana state net operating loss carryforwards of approximately $810.6 million. Utilization of $34.7 million of our U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company and a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $528.1 million, with a tax effect of $27.5 million, has been established against our Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

Our federal income tax returns for the years subsequent to December 31, 2009 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2008. We currently believe that our significant filing positions are highly certain and that all of our significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

Impairment of oil and gas properties.   We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on market prices for oil and natural gas for the next three years, with a 5% escalation of prices for subsequent years. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. To the extent that oil and natural gas prices do not increase as anticipated in these assumptions or costs increase at a greater rate than assumed, certain of our evaluated properties which presently have a carrying value of $679.0 million may require impairment in the future. The amount of such impairments would be based on the write down of these properties to their then current estimated fair value. In addition to these properties, other properties may become impaired due to downward revisions in reserve or price estimates or for other reasons.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2013, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $2.2 million and a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.9 million.

We have entered into oil price swap agreements covering 2.0 million barrels of our expected 2014 oil production that fix the NYMEX West Texas Intermediate (“WTI”) price at $96.31 per barrel. As of December 31, 2013, our outstanding oil swap agreements had a fair value of $1.0 million. The change in the fair value of our oil swaps that would result from a 10% change in commodities prices at December 31, 2013 would be $12.2 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Interest Rates

At December 31, 2013, we had $798.7 million of long-term debt. Of this amount, $300.0 million bears interest at a fixed rate of 7 3/4% and $300.0 million bears interest at a fixed rate of 9 1/2%. The fair market value of our fixed rate debt as of December 31, 2013 was $650.3 million based on the market price of approximately 110% of the face amount. At December 31, 2013, we had $210.0 million of debt outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or a corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2013, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $2.1 million. We had no interest rate derivatives in 2013 or at December 31, 2013.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer. In our Form 10-K for the year ended December 31, 2012 we reported that we had identified a material weakness in our internal controls over financial reporting in our accounting for our oil price derivative financial instruments.  In 2013, we have designed and implemented a control framework over designating derivative financial instruments as cash flow hedges to ensure that our accounting for designated derivative financial instruments which was affected by the material control weakness is appropriate.  We are not presently accounting for any derivative financial instruments as cash flows hedges.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   As of December 31, 2013, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013.  The report, which expresses unqualified opinions on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited Comstock Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Comstock Resources, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 26, 2014

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to “Business – Directors and Executive Officers” in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2013.

Code of Ethics.   We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2014 annual meeting, which will be filed with the SEC within 120 days of December 31, 2013, for additional information regarding our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	809,326(1)	$32.90	1,588,053

 ____________

(1)	Includes performance share unit awards equivalent to 694,175 shares that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2013.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2013.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-30 of this report:
	Report of Independent Registered Public Accounting Firm	F–	2
	Consolidated Balance Sheets as of December 31, 2012 and 2013	F–	3
	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2012 and 2013	F–	4
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2012 and 2013	F–	5
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2012 and 2013	F–	6
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2012 and 2013	F–	7
	Notes to Consolidated Financial Statements	F–	8
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)	Exhibits:

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
3.1(a)	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.1(b)

Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.2	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).
3.3	Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 8, 2011).

Exhibit No.	Description
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

4.3

Fourth Supplemental Indenture dated June 5, 2012 between Comstock, the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 9 1/2% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 7, 2012).

10.1*#	Amended and Restated Employment Agreement dated February 24, 2014 by and between Comstock and M. Jay Allison.
10.2*#	Amended and Restated Employment Agreement dated February 24, 2014 by and between Comstock and Roland O. Burns.
10.3#	Comstock Resources, Inc. 2009 Long-term Incentive Plan (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated May 19, 2009).
10.4#	First Amendment to the Comstock Resources, Inc. 2009 Long-term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Annual Report on form 10-K for the year ended December 31, 2012).
10.5*#	Form of Performance-Based Restricted Stock Unit Award under the Comstock Resources, Inc. 2009 Long-term Incentive Plan.
10.6*

Fourth Amended and Restated Credit Agreement, dated November 22, 2013, among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, Bank of Montreal, as administrative agent and issuing bank.

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

10.14

Purchase and Sale Agreement dated March 14, 2013 among Comstock Oil & Gas, LP and Rosetta Resources Operating LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated Exhibit 2.1 to our Current Report on Form 8-K dated December 5, 2011).

21*	Subsidiaries of the Company.

Exhibit No.	Description
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2013.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 26, 2014		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 26, 2014
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 26, 2014
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ DAVID K. LOCKETT	Director	February 26, 2014
David K. Lockett
/s/ CECIL E. MARTIN, JR.	Director	February 26, 2014
Cecil E. Martin, Jr.
/s/ FREDERIC D. SEWELL	Director	February 26, 2014
Frederic D. Sewell
/s/ DAVID W. SLEDGE	Director	February 26, 2014
David W. Sledge
/s/ NANCY E. UNDERWOOD	Director	February 26, 2014
Nancy E. Underwood

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2012 and 2013, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Comstock Resources, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 26, 2014

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2013

	December 31,
	2012	2013
	(In thousands)
ASSETS
Cash and Cash Equivalents	$4,471	$2,967
Accounts Receivable:
Oil and gas sales	34,673	35,867
Joint interest operations	5,608	15,534
Marketable Securities	12,312	—
Assets of Discontinued Operations	7,568	—
Derivative Financial Instruments	11,651	970
Other Current Assets	3,617	1,796
Total current assets	79,900	57,134
Property and Equipment:
Unevaluated oil and gas properties	112,851	134,350
Oil and gas properties, successful efforts method	3,373,695	3,781,313
Other	18,628	18,373
Accumulated depreciation, depletion and amortization	(1,546,487)	(1,867,301)
Net property and equipment	1,958,687	2,066,735
Assets of Discontinued Operations	511,366	—
Other Assets	19,944	15,529
	$2,569,897	$2,139,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$67,798	$101,872
Deferred Income Taxes Payable	5,340	339
Current Income Taxes Payable	—	1,487
Accrued Expenses	37,001	91,297
Liabilities of Discontinued Operations	33,280	—
Total current liabilities	143,419	194,995
Long-term Debt	1,324,383	798,700
Deferred Income Taxes Payable	149,901	177,026
Reserve for Future Abandonment Costs	16,387	14,534
Other Non-Current Liabilities	2,273	2,138
Total liabilities	1,636,363	1,187,393
Commitments and Contingencies
Stockholders’ Equity:
Common stock—$0.50 par, 75,000,000 shares authorized, 48,408,734 and 47,680,516 shares issued and outstanding at December 31, 2012 and 2013, respectively	24,204	23,840
Additional paid-in capital	480,595	480,816
Accumulated other comprehensive income	4,418	—
Retained earnings	424,317	447,349
Total stockholders’ equity	933,534	952,005
	$2,569,897	$2,139,398

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2012 and 2013

	2011	2012	2013
	(In thousands, except per share amounts)
Oil sales	$80,244	$181,163	$231,837
Natural gas sales	354,123	203,651	188,453
Total oil and gas sales	434,367	384,814	420,290
Gain on sale of oil and gas properties	—	24,271	—
Total revenues	434,367	409,085	420,290
Operating expenses:
Production taxes	3,670	11,727	14,524
Gathering and transportation	28,491	26,265	17,245
Lease operating	46,552	51,248	52,844
Exploration	10,148	61,449	33,423
Depreciation, depletion and amortization	290,776	343,858	337,134
General and administrative, net	35,172	33,798	34,767
Impairment of oil and gas properties	60,817	25,368	652
Loss on sale of oil and gas properties	57	—	2,033
Total operating expenses	475,683	553,713	492,622
Operating loss	(41,316)	(144,628)	(72,332)
Other income (expenses):
Gain on sale of marketable securities	35,118	26,621	7,877
Gains (losses) from derivative financial instruments	—	21,256	(8,388)
Loss on early extinguishment of debt	(1,096)	—	(17,854)
Other income	790	944	1,059
Interest expense	(41,592)	(57,906)	(73,242)
Total other income (expenses)	(6,780)	(9,085)	(90,548)
Loss from continuing operations before income taxes	(48,096)	(153,713)	(162,880)
Benefit from income taxes	14,624	50,634	56,157
Loss from continuing operations	(33,472)	(103,079)	(106,723)
Income from discontinued operations	—	3,019	147,752
Net income (loss)	$(33,472)	$(100,060)	$41,029
Net income (loss) per share:
Basic -loss from continuing operations	$(0.73)	$(2.22)	$(2.22)
-income from discontinued operations	—	0.06	3.07
-net income (loss)	$(0.73)	$(2.16)	$0.85
Diluted -loss from continuing operations	$(0.73)	$(2.22)	$(2.22)
-income from discontinued operations	—	0.06	3.07
-net income (loss)	$(0.73)	$(2.16)	$0.85
Dividends per common share	$—	$—	$0.375
Weighted average shares outstanding:
Basic	45,997	46,422	46,553
Diluted	45,997	46,422	46,553

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2011, 2012 and 2013

	2011	2012	2013
	(In thousands)

Net income (loss)	$(33,472)	$(100,060)	$41,029
Unrealized hedging gains, net of provision for (benefit from) income taxes of $161, $(161) and $—	298	(298)	—
Net change in unrealized gains on marketable securities, net of benefit from income taxes of $6,543, $8,487 and $2,380	(12,152)	(15,760)	(4,418)
Other comprehensive loss	(11,854)	(16,058)	(4,418)
Comprehensive income (loss)	$(45,326)	$(116,118)	$36,611

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2012 and 2013

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)

Balance at December 31, 2010	47,706	$23,853	$454,499	$557,849	$32,330	$1,068,531
Stock-based compensation	419	210	14,822	—	—	15,032
Excess income taxes from stock-based compensation	—	—	(612)	—	—	(612)
Net loss	—	—	—	(33,472)	—	(33,472)
Other comprehensive loss	—	—	—	—	(11,854)	(11,854)
Balance at December 31, 2011	48,125	24,063	468,709	524,377	20,476	1,037,625
Stock-based compensation	284	141	13,587	—	—	13,728
Excess income taxes from stock-based compensation	—	—	(1,701)	—	—	(1,701)
Net loss	—	—	—	(100,060)	—	(100,060)
Other comprehensive loss	—	—	—	—	(16,058)	(16,058)
Balance at December 31, 2012	48,409	24,204	480,595	424,317	4,418	933,534
Stock-based compensation	14	7	12,778	—	—	12,785
Tax withholdings related to stock grants	(111)	(55)	(1,625)	—	—	(1,680)
Excess income taxes from stock-based compensation	—	—	(2,016)	—	—	(2,016)
Repurchases of common stock	(631)	(316)	(8,916)	—	—	(9,232)
Net income	—	—	—	41,029	—	41,029
Dividends paid	—	—	—	(17,997)	—	(17,997)
Other comprehensive loss	—	—	—	—	(4,418)	(4,418)
Balance at December 31, 2013	47,681	$23,840	$480,816	$447,349	$—	$952,005

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2012 and 2013

	2011	2012	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,472)	$(100,060)	$41,029
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	—	(3,019)	(147,752)
Gain on sale of assets	(35,061)	(50,892)	(5,844)
Deferred income taxes	(14,652)	(50,472)	(56,291)
Dry hole costs and leasehold impairments	9,819	61,300	32,984
Impairment of oil and gas properties	60,817	25,368	652
Depreciation, depletion and amortization	290,776	343,858	337,134
(Gains) losses on derivative financial instruments	—	(21,256)	8,388
Cash settlements of derivative financial instruments	—	9,766	2,293
Loss on early extinguishment of debt	1,096	—	17,854
Debt issuance cost and discount amortization	3,733	5,277	6,074
Stock-based compensation	15,032	13,728	12,785
Excess income taxes from stock-based compensation	612	1,701	2,016
Decrease (increase) in accounts receivable	(9,769)	16,166	(11,120)
Decrease (increase) in other current assets	3,311	(972)	1,905
Increase (decrease) in accounts payable and accrued expenses	(16,809)	(30,772)	26,887
Net cash provided by continuing operations	275,433	219,721	268,994
Net cash provided by (used for) discontinued operations	—	42,508	(7,715)
Net cash provided by operating activities	275,433	262,229	261,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(651,226)	(385,034)	(422,244)
Proceeds from sales of oil and gas properties	—	141,936	174
Proceeds from sales of marketable securities	53,417	37,705	13,392
Investing activities of continuing operations	(597,809)	(205,393)	(408,678)
Cash flow from investing activities of discontinued operations:
Capital expenditures	(344,277)	(203,077)	(101,037)
Proceeds from sale of oil and gas properties	—	24,750	823,072
Investing activities of discontinued operations	(344,277)	(178,327)	722,035
Net cash used for investing activities	(942,086)	(383,720)	313,357
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	970,000	515,912	305,000
Principal payments on debt	(287,000)	(390,000)	(835,000)
Costs related to early extinguishment of debt	(529)	—	(12,471)
Debt issuance costs	(8,478)	(6,709)	(2,744)
Tax withholding related to stock grants	—	—	(1,680)
Repurchases of common stock	—	—	(9,232)
Excess income taxes from stock-based compensation	(612)	(1,701)	(2,016)
Dividends paid	—	—	(17,997)
Net cash provided by (used for) financing activities	673,381	117,502	(576,140)
Net increase (decrease) in cash and cash equivalents	6,728	(3,989)	(1,504)
Cash and cash equivalents, beginning of the year	1,732	8,460	4,471
Cash and cash equivalents, end of the year	$8,460	$4,471	$2,967

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. is engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The Company’s operations are primarily focused in Texas and Louisiana. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, “Comstock” or the “Company”). The consolidated statement of operations in 2012 includes the accounts of a variable interest entity where the Company was the primary beneficiary of the arrangements. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.

Discontinued West Texas Operations

In December 2011, the Company completed an acquisition, from an unrelated party, of oil and gas properties in the Delaware Basin located in Reeves County in West Texas (the “West Texas Properties”).  The Company acquired proved oil and gas reserves of 25.2 million barrels of oil equivalent and leases covering 43,591 net acres for total cash consideration of $337.9 million.  Concurrent with acquiring the West Texas Properties, Comstock entered into a transaction structured as a reverse like-kind exchange in accordance with Section 1031 of the Internal Revenue Code. In connection with this reverse like-kind exchange, Comstock assigned the right to acquire ownership in the oil and gas properties that were acquired to a variable interest entity formed by an exchange accommodation titleholder. Comstock operated these properties pursuant to lease and management agreements with that entity, and had a call option which allowed the Company to terminate the exchange transaction at any time up and until the expiration date of the exchange. The exchange transaction was completed in May 2012 and the variable interest entity was then merged into a wholly owned subsidiary of the Company. Because the Company was the primary beneficiary of these arrangements, all revenues earned and expenses incurred related to the properties were included in the Company’s consolidated results of operations during the term of the agreements.

On May 14, 2013, the Company sold the West Texas Properties and certain other undeveloped leases to third parties for proceeds of $823.1 million and realized a gain of $230.0 million which is reflected as a component of income from discontinued operations in 2013.  As a result of this divestiture, the consolidated financial statements and the related notes thereto present the results of the Company's West Texas Properties as discontinued operations. No general and administrative cost incurred by Comstock was allocated to discontinued operations during the periods presented.  Unless indicated otherwise, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Assets and liabilities of discontinued operations as of December 31, 2012 were as follows:

(In thousands)
Accounts Receivable	$5,924
Other Current Assets	1,644
Total Current Assets	7,568
Unproved Oil and Gas Properties	150,801
Proved Oil and Gas Properties:
Leasehold Costs	225,546
Wells and related equipment and facilities	180,475
Other	673
Accumulated depreciation, depletion and amortization	(46,129)
Net Property and Equipment	511,366
Total Assets of Discontinued Operations	$518,934
Accounts Payable	$21,302
Accrued Liabilities	10,371
Reserve for Future Abandonment Costs	1,607
Liabilities of Discontinued Operations	$33,280

Income from discontinued operations is comprised of the following:

	Year Ended December 31,
	2012	2013
Revenues:	(In thousands)
Oil and gas sales	$47,109	$25,125
Costs and expenses:
Production taxes	2,294	1,120
Gathering and transportation	1,047	501
Lease operating	9,372	9,853
Depletion, depreciation and amortization	21,428	8,649
Interest expense(1)	6,669	6,346
Total costs and expenses	40,810	26,469
Gain on sale	—	230,008
Income from discontinued operations before income taxes	6,299	228,664

Income tax expense:
Current	—	(2,218)
Deferred	(3,280)	(78,694)
Total income tax expense	(3,280)	(80,912)
Net income from discontinued operations	$3,019	$147,752

____________

(1)

Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $9,582 and $2,010 for the years ended December 31, 2012 and 2013, respectively.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements consisting primarily of reclassifications to reflect the Company’s West Texas oil and gas properties as discontinued operations and a change in the presentation of our derivative financial instruments.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marketable Securities

As of December 31, 2012, the Company owned 600,000 shares of Stone Energy Corporation (“Stone”) common stock which was reflected in the consolidated balance sheets as marketable securities. During the year ended December 31, 2013 all of these shares were sold.  As of December 31, 2012, the estimated fair value of the marketable securities was $12.3 million after recognizing an unrealized gain after income taxes of $4.4 million. The Company did not exert influence over the operating and financial policies of Stone, and classified its investment in these shares as an available-for-sale security in the consolidated balance sheet. Available-for-sale securities were accounted for at fair value, with any unrealized gains and unrealized losses not determined to be other than temporary reported in the consolidated balance sheet within accumulated other comprehensive income as a separate component of stockholders’ equity. The Company utilized the specific identification method to determine the cost of any securities sold. During each of 2011, 2012 and 2013, the Company sold 1,991,000, 1,206,000 and 600,000 shares of Stone common stock for proceeds of $53.4 million, $37.7 million and $13.4 million, respectively. Comstock realized gains before income taxes of $35.1 million, $26.6 million and $7.9 million on these sales during 2011, 2012 and 2013, respectively.

Fair Value Measurements

Certain accounts within the Company's consolidated balance sheets are required to be measured at fair value. These include cash equivalents held in bank accounts, marketable securities and derivative financial instruments in the form of oil price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

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

The Company’s cash and marketable securities valuations are based on Level 1 measurements. The Company’s oil price swap agreements were not traded on a public exchange, and their value was determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements was categorized as a Level 2 measurement.

The following table summarizes financial assets accounted for at fair value as of December 31, 2013:

	Carrying Value Measured at Fair Value at December 31, 2013	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$2,967	$2,967	$—
Derivative financial instruments	970	—	970
Total assets	$3,937	$2,967	$970

At December 31, 2013, the Company had oil price swap agreements covering 1,985,000 barrels of oil to be produced in 2014 with a fair value of $970,000. At December 31, 2012, the Company had oil price swap agreements for 2,160,000 barrels of oil to be produced in 2013 with a fair value of $11.7 million.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table presents the carrying amounts and estimated fair value of the Company’s long-term debt as of December 31, 2012 and 2013:

	2012		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Fixed rate debt	$884,383	$942,000	$588,700	$650,250
Floating rate debt	$440,000	$440,000	$210,000	$210,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of December 31, 2012 and 2013, a Level 1 measurement. The fair value of the floating rate debt outstanding at December 31, 2012 and 2013 approximated its carrying value, a Level 2 measurement.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Cost centers for amortization purposes are determined on a field area basis. Costs incurred to acquire oil and gas leasehold are capitalized. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Unproved oil and gas properties are periodically assessed for impairment on a property by property basis, and any impairment in value is charged to exploration expense. During 2011, 2012 and 2013, impairment charges of $9.8 million, $61.3 million and $33.0 million, respectively, were recognized in exploration expense related to certain leases that the Company no longer expects to drill on. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company periodically assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The fair value is based upon estimated discounted future cash flows which are derived from Level 3 inputs. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. Costs are also projected to escalate at a rate that is based upon the Company’s historical experience. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

use of an average price based on the first day of each month of the preceding year and is limited to proved reserves. The Company recognized impairment charges related to its oil and gas properties of $60.8 million, $25.4 million and $0.7 million in 2011, 2012, and 2013, respectively.

Other property and equipment consists primarily of gas gathering systems, computer equipment, furniture and fixtures and an airplane which are depreciated over estimated useful lives ranging from three to 31½ years on a straight-line basis.

Other Assets

Other assets primarily consist of deferred costs associated with issuance of the Company’s senior notes and bank credit facility. These costs are amortized over the life of the senior notes and the life of the bank credit facility on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

Accrued Expenses

Accrued expenses at December 31, 2012 and 2013 consist of the following:

	As of December 31,
	2012	2013
	(In thousands)
Accrued oil and gas property acquisition costs	$2,413	$40,128
Accrued drilling costs	4,726	34,914
Accrued interest payable	12,351	7,051
Advance from joint venture partner	7,286	—
Other	10,225	9,204
	$37,001	$91,297

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

The following table summarizes the changes in the Company’s total estimated liability:

	2011	2012	2013
	(In thousands)
Reserve for Future Abandonment Costs at beginning of the year	$6,674	$13,256	$16,387
New wells placed on production	417	833	1,083
Changes in estimates	5,839	2,900	(3,324)
Liabilities settled and assets disposed of	(56)	(1,281)	(558)
Accretion expense	382	679	946
Reserve for Future Abandonment Costs at end of the year	$13,256	$16,387	$14,534

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Stock-based Compensation

The Company has stock-based employee compensation plans under which stock awards, comprised of restricted stock, stock options and performance share units, are issued to employees and non-employee directors. The Company follows the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Excess tax benefits on stock-based compensation are recognized as an adjustment to additional paid-in capital and as a part of cash flows from financing activities.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil and natural gas.

Derivative Financial Instruments and Hedging Activities

The Company accounts for derivative financial instruments (including certain derivative instruments embedded in other contracts) as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on a discounted cash flow model. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

Major Purchasers

In 2013, the Company had two purchasers of its oil and natural gas production that accounted for 51% and 36% of total oil and gas sales. In 2012, the Company had two purchasers of its oil and natural gas production that accounted for 42% and 27% of total oil and gas sales. In 2011, the Company had two purchasers of its oil and natural gas production that accounted for 49% and 14% of total oil and gas sales. The loss of any of these customers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company’s share of volumes produced and prices realized. Revisions to such estimates are recorded as actual results are known. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2012 or 2013. Sales of oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as operating expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $10.5 million, $11.5 million and $11.9 million in 2011, 2012 and 2013, respectively.

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

Basic and diluted earnings per share for 2011, 2012 and 2013 were determined as follows:

	2011			2012			2013
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands except per share data)

Net Loss From Continuing Operations	$(33,472)			$(103,079)			$(106,723)
Loss Allocable to Unvested Stock Grants	—			—			3,424
Basic Net Loss From Continuing Operations Attributable to Common Stock	$(33,472)	45,997	$(0.73)	$(103,079)	46,422	$(2.22)	$(103,299)	46,553	$(2.22)
Effect of Dilutive Securities:
Stock Options	—	—		—	—		—	—
Performance Stock Units	—	—		—	—		—	—
Diluted Net Loss From Continuing Operations Attributable to Common Stock	$(33,472)	45,997	$(0.73)	$(103,079)	46,422	$(2.22)	$(103,299)	46,553	$(2.22)
Net Income From Discontinued Operations				$3,019			$147,752
Income Allocable to Unvested Stock Grants				—			(4,742)
Basic Net Income From Discontinued Operations Attributable to Common Stock				$3,019	46,422	$0.06	$143,010	46,553	$3.07
Effect of Dilutive Securities:
Stock Options				—	—		—	—
Performance Stock Units				—	—		—	—
Diluted Net Income From Discontinued Operations Attributable to Common Stock				$3,019	46,422	$0.06	$143,010	46,553	$3.07

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At December 31, 2011, 2012 and 2013, 2,114,520, 1,960,835 and 1,515,889 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2011	2012	2013
	(In thousands)
Unvested restricted stock	1,683	1,737	1,544

All stock options, unvested stock and PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss from continuing operations in each period.

Options to purchase common stock that were outstanding and that were excluded as anti-dilutive from determination of diluted earnings per share were as follows:

	2011	2012	2013
	(In thousands except per share data)
Weighted average anti-dilutive stock options	215	168	130
Weighted average exercise price	$36.42	$37.81	$32.90
Weighted average performance share units	—	—	75
Weighted average grant date fair value per unit	$—	$—	$20.92

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the years ended December 31, 2011, 2012 and 2013, respectively, were as follows:

	2011	2012	2013
	(In thousands)
Cash Payments:
Interest payments	$49,109	$79,001	$83,560
Income tax payments (refunds)	$(1,403)	$(58)	$769

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $13.2 million, $20.9 million and $4.7 million in 2011, 2012 and 2013, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Comprehensive Loss

Comprehensive loss consists of the following:

	For the Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net income (loss)	$(33,472)	$(100,060)	$41,029
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to earnings, net of income taxes of $12,291, $9,318 and $2,757 in 2011, 2012 and 2013, respectively	(22,827)	(17,303)	(5,120)
Unrealized hedging gains, net of provision for (benefit from) income taxes of $161, ($161) , and $— in 2011, 2012 and 2013, respectively	298	(298)	—
Unrealized gains on marketable securities, net of provision for income taxes of $5,748, $831, and $377 in 2011, 2012 and 2013, respectively	10,675	1,543	702
Total comprehensive income (loss)	$(45,326)	$(116,118)	$36,611

The following table provides a summary of the amounts included in accumulated other comprehensive income, net of income taxes, for the years ended December 31, 2011, 2012 and 2013:

	Oil Price Swap Agreements	Marketable Securities	Total Accumulated Comprehensive Income
	(In thousands)
Balance as of December 31, 2010	$—	$32,330	$32,330
Reclassification to earnings	—	(22,827)	(22,827)
Changes in value	298	10,675	10,973
Balance as of December 31, 2011	298	20,178	20,476
Reclassification to earnings	(298)	(17,303)	(17,601)
Changes in value	—	1,543	1,543
Balance as of December 31, 2012	—	4,418	4,418
Reclassification to earnings	—	(5,120)	(5,120)
Changes in value	—	702	702
Balance as of December 31, 2013	$—	$—	$—

Subsequent Events

Subsequent events were evaluated through the issuance date of these consolidated financial statements.

(2)  Acquisitions and Dispositions of Oil and Gas Properties

During 2013, the Company acquired oil and gas properties in East Texas for $67.4 million and in Mississippi and Louisiana for $53.3 million.  The East Texas acquisition included one producing well and approximately 21,000 net acres which are prospective for oil in the Eagle Ford shale formation.  The Mississippi and Louisiana acquisition included approximately 51,000 net acres which are prospective for oil in the Tuscaloosa Marine shale formation.

During 2012, the Company completed the sale of certain oil and gas properties located in Tyler and Polk counties in South Texas and Lincoln Parish in North Louisiana. The Company received proceeds of $119.8 million and recognized a total gain of $26.0 million from these transactions.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

On July 30, 2012, the Company entered into a participation agreement with Kohlberg Kravis Roberts & Co L.P. (together with its affiliates, “KKR”) providing for the participation of KKR in Comstock’s future development of certain of its Eagle Ford shale properties in South Texas. Under the terms of the participation agreement, KKR has the right to participate for one-third of Comstock’s working interest in wells drilled on the Company’s acreage comprising its Eagleville field in exchange for KKR paying $25,000 per acre for the net acreage being acquired and one-third of the wells costs. Each well that KKR participates in is intended to earn KKR approximately one-third of the Company’s working interest in approximately 80 acres. The agreement applies to wells spud by the Company on or subsequent to March 31, 2012. The Company retains all of its interest in wells that were spud prior to March 31, 2012. Comstock received $23.8 million from KKR to fund its participation in drilling activity before the closing on July 30, 2012. The Company received $8.7 million and $51.5 million for acreage and facility costs for new wells drilled subsequent to the closing in 2012 and 2013, respectively. Formation costs of $1.7 million incurred in connection with this joint venture are reflected as a reduction to the gains on sales of oil and gas properties in the consolidated financial statements.

On December 30, 2011, the Company acquired oil and gas properties in North Louisiana from a third party for $27.1 million. This acquisition included proved oil and gas reserves of 13 billion cubic feet of natural gas equivalent and leases covering 3,500 net acres.

In connection with acquisitions of producing oil and gas properties, the Company estimates the value of proved properties based on estimated future net cash flows and discounts them using a market-based rate that the Company determined appropriate at the acquisition date for the various proved reserve categories. Due to the unobservable nature of the inputs, the fair values of the proved oil and gas properties are considered Level 3 fair value measurements.

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2012	2013
	(In thousands)
Unproved properties	$112,851	$134,350
Proved properties:
Leasehold costs	899,914	971,239
Wells and related equipment and facilities	2,473,781	2,810,074
Accumulated depreciation depletion and amortization	(1,541,969)	(1,861,894)
	$1,944,577	$2,053,769

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Costs Incurred

	For the Years Ended December 31,
	2011	2012	2013
	(In thousands)
Property Acquisitions:
Unproved property acquisitions	$103,946	$13,742	$130,113
Proved property acquisitions	16,879	—	6,471
Development costs	496,506	331,254	341,970
Exploration costs	83,182	5,522	439
	$700,513	$350,518	$478,993

(4) Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2012	2013
	(In thousands)
Bank credit facility	$440,000	$210,000
8⅜% senior notes due 2017	300,000	—
Discount related to 8⅜% senior notes due 2017	(2,556)	—
7 3/4% senior notes due 2019	300,000	300,000
9 1/2% senior notes due 2020	300,000	300,000
Discount related to 9 1/2% senior notes due 2020	(13,061)	(11,300)
	$1,324,383	$798,700

The discount on the senior notes is being amortized over the life of the senior notes using the effective interest rate method.

The following table summarizes Comstock’s debt as of December 31, 2012 by year of maturity:

	2014	2015	2016	2017	2018	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$210,000	$—	$210,000
7 3/4% senior notes	—	—	—	—	—	300,000	300,000
9 1/2% senior notes	—	—	—	—	—	288,700	288,700
	$—	$—	$—	$—	$210,000	$588,700	$798,700

Comstock has a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. As of December 31, 2013, the borrowing base was $625.0 million, of which $415.0 million was available. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. The Company was in compliance with these covenants as of December 31, 2013.

At December 31, 2012, Comstock had $300.0 million in principal amount of 8 3/8% senior notes outstanding with a maturity date of October 15, 2017 (the "2017 Notes").  In June 2013, the Company repurchased $2.2 million in principal amount of the 2017 Notes at 103.3% of the par value and on September 13, 2013, the Company called all of the remaining 2017 Notes at the call price of 104.2% of par value for redemption on October 15, 2013. The redemption amount of $310.2 million was funded with cash on hand of $210.2 million and borrowings under the Company's bank credit facility.  As a result of this redemption, the Company realized a loss on early extinguishment of debt, before income taxes, of approximately $17.9 million comprised of the premium paid for the redemption, the costs incurred related to the redemption and the write-off of unamortized debt issuance costs, including original issuance discount.

Comstock has $300.0 million of 7 3/4% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1.  Comstock also has $300.0 million of 9 1/2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The 2019 and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of December 31, 2013, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(5) Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2011, 2012 and 2013 was $1.1 million, $1.4 million and $1.4 million, respectively. Minimum future payments under the leases are as follows:

(In thousands)
2014	$1,955
2015	1,994
2016	1,993
2017	2,021
2018	2,060
Thereafter	4,680
$14,703

As of December 31, 2013, the Company had commitments for contracted drilling rigs of $44.9 million through November 2015.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2013 totaled $19.4 million.

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations and no material amounts are accrued relative to these matters at December 31, 2012 or 2013.

(6) Stockholders’ Equity

The authorized capital stock of Comstock consists of 75 million shares of common stock, $0.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2012 or 2013.

On each of May 15, 2013, August 22, 2013 and November 26, 2013, the Board of Directors declared a dividend of 12.5¢ per share on the Company's common stock to stockholders of record at the close of business on May 31, 2013, September 6, 2013 and December 6, 2013.  Dividends in the aggregate amount of $18.0 million were paid during 2013. The Board of Directors also approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market.  The Company made various open market purchases of 631,096 shares at an aggregate cost of $9.2 million during 2013, and all shares purchased by the Company were cancelled.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(7) Stock-based Compensation

The Company grants restricted shares of common stock, stock options and performance share units to key employees and directors as part of their compensation under the 2009 Long-term Incentive Plan. Future awards of stock options, restricted stock grants or other equity awards under the 2009 Long-term Incentive Plan are available with up to 1,588,053 shares of common stock.

During 2011, 2012 and 2013, the Company had $15.0 million, $13.7 million and $12.8 million, respectively, in stock-based compensation expense which is in general and administrative expenses. The excess income tax provisions from tax deductions associated with stock-based compensation recognized in additional paid in capital were $0.6 million, $1.7 million and $2.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Stock Options

The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method.

The Company has not issued any stock options since 2008. The following table summarizes information related to stock options outstanding at December 31, 2013:

Exercise Price	Weighted Average Remaining Life (in years)	Number of Options Outstanding	Number of Options Exercisable

$32.50	1.9	50,500	50,500
$33.22	2.9	64,650	64,650
		115,150	115,150

The following table summarizes information related to stock option activity under the Company’s incentive plans for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2013	157,150	$38.36
Expired and forfeited	(42,000)	$53.34
Outstanding at December 31, 2013	115,150	$32.90
Exercisable at December 31, 2013	115,150	$32.90

As of December 31, 2013, all compensation cost related to stock options had been recognized. Stock options outstanding at December 31, 2012 and 2013 had no intrinsic value based on the closing price for the Company’s common stock at those dates. There were no stock option exercises in 2011, 2012 or 2013.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one to four years, using the straight-line method. Total compensation expense recognized for restricted stock grants was $15.0 million, $13.5 million and $9.8 million for the years ended December 31, 2011, 2012 and

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

2013, respectively. The fair value of each restricted share on the date of grant is equal to its fair market price.

A summary of restricted stock activity for the year ended December 31, 2013 is presented below:

	Number of Restricted Shares	Weighted Average Grant Price

Outstanding at January 1, 2013	1,960,835	$28.01
Granted	44,100	$16.44
Vested	(458,634)	$40.58
Forfeitures	(30,412)	$19.74
Outstanding at December 31, 2013	1,515,889	$24.04

The per share weighted average fair value of restricted stock grants in 2011, 2012 and 2013 was $18.31, $15.49 and $16.44, respectively. Total unrecognized compensation cost related to unvested restricted stock of $9.5 million as of December 31, 2013 is expected to be recognized over a period of 1.8 years. The fair value of restricted stock which vested in 2011, 2012 and 2013 was $9.3 million, $6.7 million and $7.0 million, respectively.

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

The fair value of PSUs was measured at the grant date using a stochastic process method utilizing the Geometric Brownian Motion Model (“GBM Model”). A stochastic process is a mathematically defined equation that can create a series of outcomes over time. These outcomes are not deterministic in nature, which means that by iterating the equations multiple times, different results will be obtained for those iterations. In the case of the Company’s PSUs, the Company cannot predict with certainty the path its stock price or the stock prices of its peers will take over the future performance periods. By using a stochastic simulation, the Company can create multiple prospective total return pathways, statistically analyze these simulations, and ultimately make inferences to the most likely path the total return will take. As such, because future stock returns are stochastic, or probabilistic with some direction in nature, the stochastic method, specifically the GBM Model, is deemed an appropriate method by which to determine the fair value of the PSUs. Significant assumptions used in this simulation include the Company’s expected volatility and a risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the vesting periods, as well as the volatilities for each of the Company’s peers. For the PSUs granted in 2012, the valuation inputs included a risk-free interest rate of 0.4% and a range of volatilities of 29% to 70%.

In 2012 the Company granted 254,133 PSUs with a grant date fair value of $5.4 million, or $21.14 per unit.  No PSUs were awarded in 2013.  The fair value of PSUs is amortized over the vesting period of one to three years, using the straight-line method. Total compensation expense recognized for PSUs was $0.2 million and $3.0 million for the years ended December 31, 2012 and 2013, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

A summary of PSU activity for the year ended December 31, 2013 is presented below:

	Number of PSUs	Weighted Average Grant Price

Outstanding at January 1, 2013	254,133	$21.14
PSUs issued for dividend equivalents	5,616	—
Forfeitures	(4,831)	$18.65
Outstanding at December 31, 2013	254,918	$20.92

The number of awards assumes a one multiplier.  The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 694,175 shares of common stock based on the achieved performance ranges from zero to three.  As of December 31, 2013, there was $2.2 million of total unrecognized expense related to PSUs, which is being amortized through December 2015.

(8) Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match a certain percentage of the employees’ contributions to the plan. Matching contributions to the plan were $323,000, $365,000 and $702,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

(9) Income Taxes

The following is an analysis of the consolidated income tax expense (benefit):

	2011	2012	2013
	(In thousands)
Current	$28	$(162)	$134
Deferred	(14,652)	(50,472)	(56,291)
	$(14,624)	$(50,634)	$(56,157)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	2011	2012	2013
	(In thousands)
Tax benefit at statutory rate	$(16,834)	$(53,799)	$(57,008)
Tax effect of:
Nondeductible compensation	2,753	2,545	1,545
State taxes, net of federal tax benefit	(741)	410	(799)
Other	198	210	105
Total	$(14,624)	$(50,634)	$(56,157)

	2011	2012	2013
Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	(5.7)	(1.7)	(0.9)
State taxes, net of federal tax benefit	1.5	(0.3)	0.5
Other	(0.4)	(0.1)	(0.1)
Effective tax rate	30.4%	32.9%	34.5%

The tax effects of significant temporary differences representing the net deferred tax asset and liability at December 31, 2012 and 2013 were as follows:

	2012	2013
	(In thousands)
Current deferred tax liabilities:
Marketable securities	$(1,262)	$—
Derivative financial instruments	(4,078)	(339)
Net current deferred tax liability	(5,340)	(339)
Noncurrent deferred tax assets (liabilities):
Property and equipment	(247,062)	(238,361)
Other assets	8,319	8,221
Net operating loss carryforwards	95,180	70,207
Alternative minimum tax carryforward	19,080	21,178
Valuation allowance on net operating loss carryforwards	(23,009)	(35,507)
Other	(2,409)	(2,764)
Net noncurrent deferred tax liability	(149,901)	(177,026)
Net deferred tax liability	$(155,241)	$(177,365)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

At December 31, 2013, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss - U.S. federal	2017 – 2032	$80,165
Net operating loss - Louisiana	2014 – 2028	$810,567
Alternative minimum tax credits	Unlimited	$21,178

Utilization of $34.7 million of the U.S. federal net operating loss carryforwards is limited to approximately $1.1 million per year pursuant to a prior change of control of an acquired company, and a valuation allowance of $23.0 million, with a tax effect of $8.0 million, has been established for the estimated U.S. federal net operating loss carryforwards that will not be utilized. Realization of the remaining U.S. federal net operating loss carryforwards requires Comstock to generate taxable income within the carryforward period. A valuation allowance of $528.1 million, with a tax effect of $27.5 million, has been established against the Louisiana state net operating loss carryforwards due to the uncertainty of generating taxable income in the state of Louisiana prior to the expiration of the carryforward period.

The Company’s federal income tax returns for the years subsequent to December 31, 2009 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2008. State tax returns in two state jurisdictions are currently under review. The Company currently believes that resolution of these matters will not have a material impact on its financial statements. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

diversification. All of Comstock’s derivative financial instruments are with parties that are lenders under its bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility.  None of the Company's derivative financial instruments involve payment or receipt of premiums.

During 2013, the Company hedged 2,160,000 barrels of its oil production at an average NYMEX West Texas Intermediate oil price of $98.67 per barrel.

As of December 31, 2013, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted- Average Contract Price	Volume (Barrels)	Contract Period
Oil Price Swap Agreements	$96.31 per Bbl.	1,985,000	Jan. 2014 – Dec. 2014

None of the derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains (losses) on derivative financial instruments were a gain of $21.3 million for the year ended December 31, 2012 and a loss of $8.4 million for the year ended December 31, 2013.  Cash settlements on derivative financial instruments were $9.8 million and $2.3 million for the years ended December 31, 2012 and 2013, respectively. The estimated fair value of the Company’s derivative financial instruments, which equals their carrying value, was an asset of $11.7 million and $1.0 million as of December 31, 2012 and 2013, respectively, which are reflected as current assets based on estimated settlement dates.

(11) Supplementary Quarterly Financial Data (Unaudited)

	2012
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$103,772	$90,329	$97,141	$93,572	$384,814
Operating loss	$(1,432)	$(11,539)	$(28,831)	$(102,826)	$(144,628)
Income (loss) from continuing operations	$1,417	$16,710	$(44,212)	$(76,994)	$(103,079)
Income (loss) from discontinued operations	$(42)	$(9,545)	$13,763	$(1,157)	$3,019
Net income (loss)	$1,375	$7,165	$(30,449)	$(78,151)	$(100,060)

Basic net income (loss) per share:
Continuing operations	$0.03	$0.35	$(0.95)	$(1.66)	$(2.22)
Discontinued operations	$—	$(0.20)	$0.29	$(0.02)	$0.06
Total	$0.03	$0.15	$(0.66)	$(1.68)	$(2.16)
Diluted net income (loss) per share:
Continuing operations	$0.03	$0.35	$(0.95)	$(1.66)	$(2.22)
Discontinued operations	$—	$(0.20)	$0.29	$(0.02)	$0.06
Total	$0.03	$0.15	$(0.66)	$(1.68)	$(2.16)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

	2013
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$95,020	$107,820	$111,590	$105,860	$420,290
Operating loss	$(20,856)	$(18,004)	$(9,086)	$(24,386)	$(72,332)
Loss from continuing operations	$(24,517)	$(21,531)	$(24,034)	$(36,641)	$(106,723)
Income (Loss) from discontinued operations	$(2,627)	$151,236	$—	$(857)	$147,752
Net income (loss)	$(27,144)	$129,705	$(24,034)	$(37,498)	$41,029
Basic net income (loss) per share:
Continuing operations	$(0.52)	$(0.45)	$(0.52)	$(0.80)	$(2.22)
Discontinued operations	$(0.06)	$3.13	$—	$(0.02)	$3.07
Total	$(0.58)	$2.68	$(0.52)	$(0.82)	$0.85

Diluted net income (loss) per share:
Continuing operations	$(0.52)	$(0.45)	$(0.52)	$(0.80)	$(2.22)
Discontinued operations	$(0.06)	$3.13	$—	$(0.02)	$3.07
Total	$(0.58)	$2.68	$(0.52)	$(0.82)	$0.85

Basic and diluted per share amounts are the same for each of the quarters ended September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013 and for the years ended December 31, 2012 and 2013 due to the net loss from continuing operations reported during each of these periods.

Results of continuing operations include the following non-routine items of income (expense), which are presented before the effect of income taxes:

	2012
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Gain on sales of oil and gas properties	$6,727	$20,338	$(2,794)	$—	$24,271
Gain on sales of marketable securities	$26,621	$—	$—	$—	$26,621
Impairments of unproved oil and gas properties	$(1,315)	$—	$(1,370)	$(58,615)	$(61,300)
Impairments of proved oil and gas properties	$(49)	$(5,301)	$—	$(20,018)	$(25,368)

	2013
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Gain (loss) on sale of oil and gas properties	$—	$81	$(2,165)	$51	$(2,033)
Gain on sales of marketable securities	$7,877	$—	$—	$—	$7,877
Loss on early extinguishment of debt	$—	$—	$—	$(17,854)	$(17,854)
Impairments of unproved oil and gas properties	$(2,443)	$(9,465)	$(2,995)	$(18,081)	$(32,984)
Impairments of proved oil and gas properties	$—	$(652)	$—	$—	$(652)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(12) Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock’s net quantities of oil and natural gas reserves for its continuing operations for each of the three years in the period ended December 31, 2013:

	2011		2012		2013
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of year	4,219	1,025,633	13,234	1,080,644	18,899	437,445
Revisions of previous estimates	8	(36,150)	327	(529,272)	28	23,321
Extensions and discoveries	9,845	169,188	11,953	21,525	5,363	47,581
Purchases of minerals in place	—	12,566	—	—	—	—
Disposals of minerals in place	—	—	(4,823)	(53,690)	—	—
Production	(838)	(90,593)	(1,792)	(81,762)	(2,314)	(55,694)
End of year	13,234	1,080,644	18,899	437,445	21,976	452,653
Proved Developed Reserves:
Beginning of year	2,961	506,809	6,499	546,627	8,389	362,426
End of year	6,499	546,627	8,389	362,426	13,914	344,278

During 2012, the Company’s estimated quantities of proved undeveloped natural gas reserves decreased by 460 Bcf from total proved undeveloped reserves as of December 31, 2011 due to downward revisions related to the lower natural gas price that was used to determine estimated reserve quantities at December 31, 2012. Substantially all of the Company’s proved undeveloped natural gas reserves related to undrilled natural gas wells at December 31, 2012 were not economic at the lower natural gas price at December 31, 2012. The decrease in proved undeveloped natural gas reserves in 2012 resulted in an increase to the Company’s per unit amortization rate for its proved oil and gas properties and, accordingly, increased depletion, depreciation and amortization expense during 2012 and 2013 as compared to previous periods.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2012 and 2013:

	2012	2013
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,053,078	$3,817,982
Future Costs:
Production	(915,053)	(1,307,923)
Development and Abandonment	(544,084)	(649,758)
Future Income Taxes	(372,813)	(451,708)
Future Net Cash Flows	1,221,128	1,408,593
10% Discount Factor	(579,803)	(601,376)
Standardized Measure of Discounted Future Net Cash Flows	$641,325	$807,217

The standardized measure of discounted future net cash flows at the end of 2012 and 2013 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $101.75 per barrel of oil and $2.58 per Mcf of natural gas for 2012 and $104.38 per barrel of oil and $3.37 per Mcf of natural gas for 2013. Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the Company’s sales point. These prices have been adjusted from posted or index prices for both location and quality differences. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2011, 2012 and 2013:

	2011	2012	2013
	(In thousands)
Standardized Measure, Beginning of Year	$606,136	$887,798	$641,325
Net change in sales price, net of production costs	506	(217,925)	43,117
Development costs incurred during the year which were previously estimated	205,418	179,549	187,643
Revisions of quantity estimates	(50,399)	(886,531)	48,411
Accretion of discount	79,763	117,381	81,434
Changes in future development and abandonment costs	10,962	628,088	(157,207)
Changes in timing and other	(58,304)	27,077	80,348
Extensions and discoveries	540,937	337,223	291,582
Purchases of minerals in place	2,959	—	—
Sales of minerals in place	—	(236,925)	—
Sales, net of production costs	(355,654)	(307,407)	(335,677)
Net changes in income taxes	(94,526)	112,997	(73,759)
Standardized Measure, End of Year	$887,798	$641,325	$807,217