Form 10-Q
period 2014-03-31
COMSTOCK RESOURCES INC
filed 2014-05-06
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

Yes  ☐            No   ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of May 6, 2014 was 47,837,224.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2014

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - March 31, 2014 and December 31, 2013	4
Consolidated Statements of Operations - Three Months ended March 31, 2014 and 2013	5
Consolidated Statements of Comprehensive Income (Loss) - Three Months ended March 31, 2014 and 2013	6
Consolidated Statement of Stockholders’ Equity Three Months ended March 31, 2014	7
Consolidated Statements of Cash Flows - Three Months ended March 31, 2014 and 2013	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	20
Item 4. Controls and Procedures	21
PART II. Other Information
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
ASSETS

Cash and Cash Equivalents	$1,771	$2,967
Accounts Receivable:
Oil and gas sales	52,802	35,867
Joint interest operations	21,475	15,534
Derivative Financial Instruments	—	970
Deferred Income Taxes	938	—
Other Current Assets	2,352	1,796
Total current assets	79,338	57,134
Property and Equipment:
Unevaluated oil and gas properties	174,055	134,350
Oil and gas properties, successful efforts method	3,929,744	3,781,313
Other	18,455	18,373
Accumulated depreciation, depletion and amortization	(1,955,979)	(1,867,301)
Net property and equipment	2,166,275	2,066,735
Other Assets	15,325	15,529
	$2,260,938	$2,139,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$112,725	$101,872
Deferred Income Taxes	—	339
Current Taxes Payable	89	1,487
Derivative Financial Instruments	2,679	—
Accrued Liabilities	53,043	91,297
Total current liabilities	168,536	194,995
Long-term Debt	949,140	798,700
Deferred Income Taxes	180,077	177,026
Reserve for Future Abandonment Costs	15,088	14,534
Other Non-Current Liabilities	2,091	2,138
Total liabilities	1,314,932	1,187,393
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,837,224 and 47,680,516 shares outstanding at March 31, 2014 and December 31, 2013, respectively	23,919	23,840
Additional paid-in capital	479,553	480,816
Retained earnings	442,534	447,349
Total stockholders’ equity	946,006	952,005
	$2,260,938	$2,139,398

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Oil sales	$90,313	$45,740
Natural gas sales	51,596	49,280
Total oil and gas sales	141,909	95,020
Operating expenses:
Production taxes	5,601	2,121
Gathering and transportation	3,776	4,202
Lease operating	15,061	13,206
Exploration	—	2,593
Depreciation, depletion and amortization	88,874	84,967
General and administrative, net	8,369	8,787
Total operating expenses	121,681	115,876
Operating income (loss)	20,228	(20,856)
Other income (expenses):
Gain on sale of marketable securities	—	7,877
Loss from derivative financial instruments	(4,946)	(6,447)
Other income	251	245
Interest expense	(13,680)	(17,578)
Total other income (expenses)	(18,375)	(15,903)
Income (loss) before income taxes	1,853	(36,759)
Benefit from (provision for) income taxes	(688)	12,242
Income (loss) from continuing operations	1,165	(24,517)
Loss from discontinued operations, net of income taxes	—	(2,627)
Net income (loss)	$1,165	$(27,144)
Net income (loss) per share:
Basic – income (loss) from continuing operations	$0.02	$(0.52)
– loss from discontinued operations	—	(0.06)
– net income (loss)	$0.02	$(0.58)
Diluted – income (loss) from continuing operations	$0.02	$(0.52)
– loss from discontinued operations	—	(0.06)
– net income (loss)	$0.02	$(0.58)
Dividends per share	$0.125	$—
Weighted average shares outstanding:
Basic	46,599	46,730
Diluted	46,749	46,730

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$1,165	$(27,144)
Net change in unrealized gains and losses on marketable securities, net of a benefit from income taxes of $2,380	—	(4,418)
Comprehensive income (loss)	$1,165	$(31,562)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2014	47,681	$23,840	$480,816	$447,349	$952,005
Stock-based compensation	287	144	2,119	—	2,263
Restricted stock used for tax withholdings	(131)	(65)	(2,284)	—	(2,349)
Excess income taxes from stock-based compensation	—	—	(1,098)	—	(1,098)
Dividends paid	—	—	—	(5,980)	(5,980)
Net income	—	—	—	1,165	1,165
Balance at March 31, 2014	47,837	$23,919	$479,553	$442,534	$946,006

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$1,165	$(27,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	—	2,627
Gain on sale of assets	—	(7,877)
Deferred income taxes	674	(12,245)
Dry hole costs and lease impairments	—	2,443
Depreciation, depletion and amortization	88,874	84,967
Loss on derivative financial instruments	4,946	6,447
Settlements of derivative financial instruments	(1,297)	2,320
Debt issuance cost and discount amortization	1,163	1,587
Stock-based compensation	2,263	3,218
Excess income taxes from stock-based compensation	1,098	1,742
Increase in accounts receivable	(22,876)	(19,059)
Increase in other current assets	(554)	(185)
Increase in accounts payable and accrued liabilities	20,285	34,981
Net cash provided by continuing operations	95,741	73,822
Net cash provided by discontinued operations	—	23,530
Net cash provided by operating activities	95,741	97,352
Cash Flows from Investing Activities:
Capital expenditures	(237,460)	(62,058)
Proceeds from sales of marketable securities	—	13,392
Investing activities of continuing operations	(237,460)	(48,666)
Investing activities of discontinued operations	—	(52,994)
Net cash used for investing activities	(237,460)	(101,660)
Cash Flows from Financing Activities:
Borrowings	150,000	35,000
Principal payments on debt	—	(25,000)
Debt issuance costs	(50)	(11)
Tax withholdings related to restricted stock	(2,349)	(1,566)
Excess income taxes from stock-based compensation	(1,098)	(1,742)
Dividends paid	(5,980)	—
Net cash provided by financing activities	140,523	6,681
Net increase (decrease) in cash and cash equivalents	(1,196)	2,373
Cash and cash equivalents, beginning of period	2,967	4,471
Cash and cash equivalents, end of period	$1,771	$6,844

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2014 and the related results of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2014 and 2013.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly owned and controlled subsidiaries.

Reclassifications

Certain reclassifications have been made to prior period's financial statements, consisting primarily of reclassifications to the presentation of the Company's derivative financial instruments.

Marketable Securities

During the three months ended March 31, 2013, the Company sold 600,000 shares of Stone Energy Corporation common stock and received $13.4 million in proceeds. These shares had a cost basis of $5.5 million. Comstock realized a gain before income taxes of $7.9 million on the sale which is included in other income in the consolidated statements of operations. The Company utilized the specific identification method to determine the cost of the securities that were sold.

     Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. For the three months ended March 31, 2013, the Company recognized an impairment of $2.4 million related to certain leases that were expected to expire prior to the Company conducting drilling operations.  There were no impairments for the three months ended March 31, 2014.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property basis. The Company recognized no impairment charges related to its oil and gas properties for the three months ended March 31, 2014 and 2013.

Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 consist of the following:

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Accrued oil and gas property acquisition costs	$1,038	$40,128
Accrued drilling costs	24,874	34,914
Accrued interest payable	20,010	7,051
Other accrued liabilities	7,121	9,204
	$53,043	$91,297

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Future abandonment costs – beginning of period	$14,534	$17,994
Accretion expense – continuing operations	196	272
Accretion expense – discontinued operations	—	34
New wells placed on production	370	329
Liabilities settled and assets disposed of	(12)	—
Liabilities reclassified to discontinued operations	—	(1,870)
Future abandonment costs — end of period	$15,088	$16,759

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

As of March 31, 2014, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (barrels)	Contract Period
Crude Oil Price Swap Agreements	$96.60 per Bbl.	1,897,500	April 2014 – December 2014

All of the Company's derivative financial instruments are used for risk management purposes and by policy none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. All of Comstock's derivative financial instruments are with parties that are lenders under its bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums.

None of the derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).  The Company had losses of $4.9 million and $6.4 million related to its oil swap agreements during the three months ended March 31, 2014 and 2013, respectively. Cash settlements on derivative financial instruments were payments of $1.3 million and receipts of $2.3 million for the three months ended March 31, 2014 and 2013, respectively.  The estimated fair value of the Company's derivative financial instruments and carrying value was a liability of $2.7 million and an asset of $1.0 million as of March 31, 2014 and December 31, 2013, respectively, and are reflected as current liabilities and current assets, respectively.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2014 and 2013, the Company recognized $2.3 million and $3.2 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors.

During the three months ended March 31, 2014, the Company granted 201,315 shares of restricted stock with a grant date fair value of $3.9 million or $19.33 per share to its employees.  The fair value of each restricted share on the date of grant is equal to its market price.  As of March 31, 2014, Comstock had 1,227,036 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $19.84 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $11.8 million as of March 31, 2014 is expected to be recognized over a period of 1.7 years.

During the three months ended March 31, 2014, the Company granted 188,958 PSUs with a grant date fair value of $3.7 million or $19.81 per unit to its employees.  As of March 31, 2014, Comstock had 360,564 performance share units ("PSUs") outstanding at a weighted average grant date fair value of $20.57 per unit. The number of shares to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of zero to 844,825 shares of common stock. Total unrecognized compensation cost related to these grants of $5.2 million as of March 31, 2014 is expected to be recognized over a period of 1.8 years.

As of March 31, 2014, Comstock had outstanding options to purchase 115,150 shares of common stock at a weighted average exercise price of $32.90 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of March 31, 2014. No stock options were exercised during the three months ended March 31, 2014 or 2013.

Income Taxes

The following is an analysis of consolidated income tax expense (benefit) from continuing operations:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Current provision	$14	$3
Deferred provision (benefit)	674	(12,245)
Provision for (benefit from) income taxes	$688	$(12,242)

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

	Three Months Ended March 31,
	2014	2013
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	1.7%	(3.2%)
State income taxes, net of federal benefit	—%	1.8%
Other	0.4%	(0.3%)
Effective tax rate	37.1%	33.3%

The Company's federal income tax returns for the years subsequent to December 31, 2009, remain subject to examination.  The Company's income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2008. State tax returns in one state jurisdiction are currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company's financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

The Company's cash equivalents valuation is a Level 1 measurement. The Company's oil price swap agreements are not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement.

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2014:

	Carrying Value Measured at Fair Value at March 31, 2014	Level 1	Level 2
		(In thousands)

Assets measured at fair value on a recurring basis:
Cash held in bank accounts	$1,771	$1,771	$—
Total assets	$1,771	$1,771	$—

Liabilities measured at fair value on a recurring basis:
Derivative financial instruments	$2,679	$—	$2,679
Total liabilities	$2,679	$—	$2,679

The following table presents the carrying amounts and estimated fair value of the Company's other financial instruments:

	As of March 31, 2014
	Carrying Value	Fair Value
	(In thousands)
Fixed rate debt	$589,140	$660,000
Floating rate debt	$360,000	$360,000

The fair market value of the Company's fixed rate debt was based on the market prices as of March 31, 2014, a Level 1 measurement. The fair value of the floating rate debt outstanding at March 31, 2014 approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were determined as follows:

	Three Months Ended March 31,
	2014			2013
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) from continuing operations	$1,165			$(24,517)
Income allocable to unvested restricted stock	(139)			—
Basic net income (loss) from continuing operations attributable to common stock	$1,026	46,599	$0.02	$(24,517)	46,730	$(0.52)
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	150		—	—
Diluted net income (loss) from continuing operations attributable to common stock	$1,026	46,749	$0.02	$(24,517)	46,730	$(0.52)

Net loss from discontinued operations				$(2,627)
Income allocable to unvested restricted stock				—
Basic net loss from discontinued operations attributable to common stock				$(2,627)	46,730	$(0.06)
Effect of dilutive securities:
Stock options				—	—
Performance share units				—	—
Diluted net loss from discontinued operations attributable to common stock				$(2,627)	46,730	$(0.06)

At March 31, 2014 and December 31, 2013, 1,227,036 and 1,515,889 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Unvested restricted stock	1,113	1,573

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands except per share data)
Weighted average anti-dilutive stock options	115	157
Weighted average exercise price per share	$32.90	$38.36
Weighted average performance share units	—	20
Weighted average grant date fair value per unit	$—	$21.14

For the three months ended March 31, 2014, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price for that period. All stock options, unvested restricted stock and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months ended March 31, 2013 due to the net loss in the period.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company's cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash Payments:
Interest payments	$1,794	$3,163
Income tax payments	$1,408	$2

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. For the three months ended March 31, 2014 and 2013, the Company capitalized interest of $2.2 million and $1.0 million, respectively, which reduced interest expense.

Comprehensive Loss

Comprehensive loss consists of the following:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income (loss)	$1,165	$(27,144)
Other comprehensive income (loss):
Realized gains on marketable securities reclassified to gain on sale of marketable securities, net of a benefit from income taxes of $2,757	—	(5,120)
Unrealized gains on marketable securities, net of provision for income taxes of $377	—	702
Total comprehensive income (loss)	$1,165	$(31,562)

Discontinued Operations

On March 14, 2013, the Company entered into an agreement to sell its oil and gas properties located in Reeves and Gaines counties in West Texas to a third party.  The sale closed on May 14, 2013 with an effective date of January 1, 2013. Loss from discontinued operations for the three months ended March 31, 2013 is comprised of the following:

(In thousands)
Revenues:
Oil and gas sales	$16,299
Costs and expenses:
Production taxes	693
Gathering and transportation	331
Lease operating	6,308
Depletion, depreciation and amortization	8,649
Interest expense(1)	3,499
Total costs and expenses	19,480
Loss from discontinued operations before income taxes	(3,181)
Income tax benefit:
Current	—
Deferred	554
Total income tax benefit	554
Net loss from discontinued operations	$(2,627)

(1)

Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $2,010 for the three months ended March 31, 2013.

(2) STOCKHOLDERS' EQUITY –

On February 20, 2014, the Board of Directors declared a dividend of 12.5¢ per share on the Company's common stock to stockholders of record at the close of business on March 7, 2014.  Dividends of $6.0 million were paid through March 31, 2014. No dividends were paid during the three months ended March 31, 2013.  In 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market.  The Company made no purchases under this plan during the three months ended March 31, 2014 and repurchases of up to $90.8 million remain available under this plan in future periods.

(3) LONG-TERM DEBT –

At March 31, 2014, long-term debt was comprised of:

(In thousands)
Bank credit facility	$360,000
7 3⁄4% Senior Notes due 2019	300,000
9 1⁄2% Senior Notes due 2020	289,140
$949,140

Comstock has a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of Comstock's assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the Company's future net cash flows of oil and natural gas properties. As of March 31, 2014, the borrowing base was $625.0 million, of which $265.0 million was available. On May 5, 2014 the borrowing base was increased to $700.0 million to be effective on June 15, 2014.  The borrowing base may be affected by the performance of Comstock's properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at Comstock's option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to 0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that Comstock may incur and limit the Company's ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. The Company was in compliance with these covenants as of March 31, 2014.

Comstock has $300.0 million of 7 3/4% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1. Comstock also has $300.0 million of 9 1/2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The 2019 Notes and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock's material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of March 31, 2014, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to two years. As of March 31, 2014, the Company had commitments for contracted drilling services of $34.0 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2014 totaled $17.4 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2013.

Results of Operations From Continuing Operations

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	935	432
Natural gas (Mmcf)	10,979	15,628
Natural gas equivalent (Mmcfe)	16,589	18,221
Revenues:
Oil sales	$90,313	$45,740
Natural gas sales	51,596	49,280
Total oil and gas sales	$141,909	$95,020
Expenses:
Production taxes	$5,601	$2,121
Gathering and transportation	3,776	4,202
Lease operating(1)	15,061	13,206
Exploration expense	—	2,593
Depreciation, depletion and amortization	88,874	84,967
Average Sales Price:
Natural gas (per Mcf)	$4.70	$3.15
Oil (per Bbl)	$96.59	$105.82
Average equivalent (Mcfe)	$8.55	$5.21
Expenses ($ per Mcfe):
Production taxes	$0.34	$0.12
Gathering and transportation	$0.23	$0.23
Lease operating(1)	$0.90	$0.72
Depreciation, depletion and amortization(2)	$5.34	$4.65

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales increased $46.9 million (49%) in the first quarter of 2014 to $141.9 million from $95.0 million in the first quarter of 2013. Oil sales in the first quarter of 2014 increased by $44.6 million (97%) from 2013 and our natural gas sales increased by $2.3 million (5%) from 2013.  The increase in oil sales was attributable to the 116% growth in oil production offset by a 9% decrease in our realized prices in 2014.  Our drilling activity in the Eagleville field in South Texas generated the oil production growth.  With the limited drilling in our natural gas properties, our natural gas production fell by 30% from 2013 while our realized natural gas price improved by 49%.

Costs and Expenses –

Production taxes increased $3.5 million to $5.6 million for the first quarter of 2014 from $2.1 million in the first quarter of 2013. This increase is mainly related to increased oil and gas sales in the first quarter of 2014.

Gathering and transportation costs for the first quarter of 2014 decreased $0.4 million to $3.8 million as compared to $4.2 million in the first quarter of 2013. The decrease mainly reflects the transportation costs relating to decreased natural gas production.

Our lease operating expenses of $15.1 million for the first quarter of 2014 increased $1.9 million (14%) from operating expenses of $13.2 million for the first quarter of 2013. Our lease operating expense of $0.90 per Mcfe produced for the three months ended March 31, 2014 was $0.18 per Mcfe or 25% higher than for the same period in 2013. This increase primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs as well as increased lifting costs associated with new oil wells put on production in the first quarter of 2014.

Exploration costs of $2.6 million in the first quarter of 2013 primarily related to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) increased $3.9 million (5%) to $88.9 million in the first quarter of 2014 from $85.0 million in the first quarter of 2013. The increase was primarily the result of our higher DD&A rate in 2014. Our DD&A per equivalent Mcf produced increased $0.69 (15%) to $5.34 for the three months ended March 31, 2014 from $4.65 for the three months ended March 31, 2013. The higher DD&A rate per Mcfe primarily reflects the higher capitalized costs related to oil wells drilled in 2013 and 2014.

General and administrative expenses, which are reported net of overhead reimbursements, decreased $0.4 million (5%) to $8.4 million for the first quarter of 2014 from $8.8 million in the first quarter of 2013. Included in general and administrative expenses are stock-based compensation of $2.3 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense decreased $3.9 million to $13.7 million for the first quarter of 2014 from interest expense from continuing operations of $17.6 million in the first quarter of 2013. The decrease was primarily related to the decrease in debt outstanding in 2014 due to the redemption of $300.0 million of our 8⅜% senior notes in October 2013. We had average borrowings of $294.9 million outstanding under our bank credit facility during the first quarter of 2014 as compared to average borrowings of $461.9 million outstanding under our bank credit facility during the first quarter of 2013. We capitalized interest of $2.2 million and $1.0 million on our unevaluated properties during the three months ended March 31, 2014 and 2013, respectively. Interest expense allocated to discontinued operations was $5.5 million during the three months ended March 31, 2013, of which $2.0 million was capitalized.

During the first quarter of 2013, we recognized a gain of $7.9 million from the sale of 600,000 shares of common stock in Stone Energy Corporation held as marketable securities.

We utilized oil price swaps to manage our exposure to oil prices and protect returns on investment from our drilling activities in 2014 and 2013. Losses related to our derivative financial instruments were $4.9 million and $6.4 million in the three months ended March 31, 2014 and 2013, respectively. The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2014	2013

Average Realized Oil Price:
Oil, per barrel	$96.59	$105.82
Cash settlements of derivative financial instruments, per barrel	(1.39)	5.37
Price per barrel, including cash settlements of derivative financial instruments	$95.20	$111.19

Income taxes related to continuing operations for the first quarter of 2014 were a provision of $0.7 million as compared to a benefit for income taxes of $12.2 million for the three months ended March 31, 2013. Our effective tax rate for the first three months of 2014 was a provision of 37% as compared to a benefit of 33% for the first three months of 2013. The effective tax rates for in 2014 and 2013 primarily reflect the effect of certain non-deductible expenses and our state tax expenses.

We reported net income from continuing operations of $1.2 million for the three months ended March 31, 2014 or $0.02 per diluted share, as compared to a net loss of $24.5 million, or $0.52 per share, for the three months ended March 31, 2013. The net change in the first quarter of 2014 was primarily due to higher oil production, improved natural gas prices, and lower interest expense, which was partially offset by higher DD&A, higher operating expenses and the gains from sales of marketable securities in 2013. We had a net loss from discontinued operations of $2.6 million, or 6¢ per share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2014, our primary source of funds were cash provided by operating activities from continuing operations of $95.7 million and net borrowings of $150.0 million under our bank credit facility. Our net cash flow from operating activities of continuing operations increased $21.9 million (30%) in the first three months of 2014 to $95.7 million from $73.8 million for the first three months of 2013 mainly due to higher revenues resulting from increased oil production and improved natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2014, we incurred capital expenditures from continuing operations of $188.3 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	(In thousands)
Exploration and development:
Proved property acquisitions	$2,400		$—
Exploratory leasehold	39,705		1,939
Development leasehold	2,669		184
Development drilling	140,691		53,788
Other development	2,313		2,268
	187,778	(1)	58,179	(1)
Other	551		12
Total capital expenditures related to continuing operations(1)	188,329		58,191
Capital expenditures related to discontinued operations	—		56,283
	$188,329		$114,474

(1)	Net of $5.5 million and $8.1 million received from joint venture partner for participation in drilling activity for the three months ended March 31, 2014 and 2013, respectively.

We expect to spend approximately $565.0 million for developmental and exploratory drilling and for acquisition of leases during 2014. We expect to fund our development and exploration activities with operating cash flow and borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2014, we have contracted for the services of drilling rigs through November 2015 at an aggregate cost of $34.0 million. In addition, we have maximum commitments of $17.4 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2019. We record a separate liability for the fair value of these asset retirement obligations which totaled $15.1 million as of March 31, 2014.

We have a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of our assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks' estimates of the future net cash flows of our oil and gas properties. As of March 31, 2014, the borrowing base was $625.0 million, of which $265.0 million was available. On May 5, 2014 the borrowing base was increased to $700.0 million to be effective on June 15, 2014. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to 0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. We were in compliance with these covenants as of March 31, 2014.

We have $300.0 million of 7 3/4% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1. We also have $300.0 million of 9 1/2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The 2019 Notes and 2020 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of March 31, 2014, we had no material assets or operations which are independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2014, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $1.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.6 million after considering gains or losses from our oil price swap agreements.

We have hedged a portion of our price risks associated with our oil sales. As of March 31, 2014, our outstanding oil price swap agreements had a fair value liability of $2.7 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at March 31, 2014 would be $11.8 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Gains and losses on settlements and changes in the fair value of our swap agreements are reported as a separate component of other income (loss) in the consolidated statement of operations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At March 31, 2014, we had $949.1 million of long-term debt outstanding. Of this amount, $300.0 million bears interest at a fixed rate of 7 3⁄4% and $300.0 million bears interest at a fixed rate of 9 1⁄2%. The fair market value of our fixed rate debt as of March 31, 2014 was $660.0 million based on the market price of approximately 112% of the face amount. At March 31, 2014, we had $360.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2014, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $0.9 million. We had no interest rate derivatives outstanding during 2014 or at March 31, 2014.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information with respect to repurchases by the Company of its shares of common stock during the first quarter of 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 2014	110,775	$18.29	—
February 2014	19,457	$16.59	—
March 2014	—	$—	—
Total	130,232	$18.04	—	$90,768

(1)	During the first quarter of 2014, all purchased shares related to stock received by the Company for the payment of withholding taxes due on employee stock plan share transactions.

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: May 6, 2014	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 6, 2014	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)