Form 10-Q
period 2014-09-30
COMSTOCK RESOURCES INC
filed 2014-11-05
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of November 5, 2014 was 47,860,582.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2014

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - September 30, 2014 and December 31, 2013	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2014 and 2013	5
Consolidated Statements of Comprehensive Income (Loss) - Three Months and Nine Months ended September 30, 2014 and 2013	6
Consolidated Statement of Stockholders’ Equity Nine Months ended September 30, 2014	7
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2014 and 2013	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	22
Item 4. Controls and Procedures	22
PART II. Other Information
Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS

Cash and Cash Equivalents	$6,433	$2,967
Accounts Receivable:
Oil and gas sales	46,610	35,867
Joint interest operations	25,658	15,534
Derivative Financial Instruments	3,909	970
Other Current Assets	3,547	1,796
Total current assets	86,157	57,134
Property and Equipment:
Unevaluated oil and gas properties	192,595	134,350
Oil and gas properties, successful efforts method	4,158,563	3,781,313
Other	19,621	18,373
Accumulated depreciation, depletion and amortization	(2,150,346)	(1,867,301)
Net property and equipment	2,220,433	2,066,735
Other Assets	15,761	15,529
	$2,322,351	$2,139,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$126,744	$101,872
Deferred Income Taxes	1,368	339
Current Taxes Payable	—	1,487
Accrued Liabilities	56,801	91,297
Total current liabilities	184,913	194,995
Long-term Debt	1,000,298	798,700
Deferred Income Taxes	179,371	177,026
Reserve for Future Abandonment Costs	16,118	14,534
Other Non-Current Liabilities	2,025	2,138
Total liabilities	1,382,725	1,187,393
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,860,582 and 47,680,516 shares outstanding at September 30, 2014 and December 31, 2013, respectively	23,930	23,840
Additional paid-in capital	485,132	480,816
Retained earnings	430,564	447,349
Total stockholders’ equity	939,626	952,005
	$2,322,351	$2,139,398

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
		(In thousands, except per share amounts)
	Revenues:
	Oil sales	$107,899	$66,260	$309,283	$167,073
	Natural gas sales	37,084	45,330	133,332	147,357
	Total revenues	144,983	111,590	442,615	314,430
	Operating expenses:
	Production taxes	6,369	4,168	18,437	10,172
	Gathering and transportation	3,125	4,478	10,039	13,034
	Lease operating	15,858	12,955	44,899	39,123
	Exploration	11,449	2,995	11,449	15,342
	Depreciation, depletion and amortization	99,977	85,762	283,390	255,973
	General and administrative, net	7,927	8,153	25,910	25,996
	Impairment of oil and gas properties	15	—	271	652
	Loss on sale of oil and gas properties	—	2,165	—	2,084
	Total operating expenses	144,720	120,676	394,395	362,376
	Operating income (loss)	263	(9,086)	48,220	(47,946)
	Other income (expenses):
	Gain on sale of marketable securities	—	—	—	7,877
	Gain (loss) from derivative financial instruments	12,033	(7,395)	(2,763)	(10,321)
	Other income	223	423	513	864
	Interest expense	(14,912)	(20,530)	(43,359)	(57,348)
	Total other income (expenses)	(2,656)	(27,502)	(45,609)	(58,928)
	Income (loss) before income taxes	(2,393)	(36,588)	2,611	(106,874)
	Benefit from (provision for) income taxes	490	12,554	(1,451)	36,792
	Income (loss) from continuing operations	(1,903)	(24,034)	1,160	(70,082)
	Income from discontinued operations, net of income taxes	—	—	—	148,609
	Net income (loss)	$(1,903)	$(24,034)	$1,160	$78,527
	Net income (loss) per share:
Basic	- income (loss) from continuing operations	$(0.04)	$(0.52)	$0.02	$(1.45)
	- income from discontinued operations	—	—	—	3.08
	- net income (loss)	$(0.04)	$(0.52)	$0.02	$1.63
Diluted	- income (loss) from continuing operations	$(0.04)	$(0.52)	$0.02	$(1.45)
	- income from discontinued operations	—	—	—	3.08
	- net income (loss)	$(0.04)	$(0.52)	$0.02	$1.63
	Dividends per share	$0.125	$0.125	$0.375	$0.250
	Weighted average shares outstanding:
	Basic	46,651	46,570	46,628	46,684
	Diluted	46,651	46,570	46,948	46,684

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(In thousands)

Net income (loss)	$(1,903)	$(24,034)	$1,160	$78,527
Net change in unrealized gains and losses on marketable securities, net of a benefit from income taxes of $2,380	—	—	—	(4,418)
Comprehensive income (loss)	$(1,903)	$(24,034)	$1,160	$74,109

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)

Balance at January 1, 2014	47,681	$23,840	$480,816	$447,349	$952,005
Stock-based compensation	310	155	7,687	—	7,842
Restricted stock used for tax withholdings	(130)	(65)	(2,284)	—	(2,349)
Excess income taxes from stock-based compensation	—	—	(1,087)	—	(1,087)
Dividends paid	—	—	—	(17,945)	(17,945)
Net income	—	—	—	1,160	1,160
Balance at September 30, 2014	47,861	$23,930	$485,132	$430,564	$939,626

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Flows from Operating Activities:
Net income	$1,160	$78,527
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	(148,609)
Gain on sale of assets	—	(5,793)
Deferred income taxes	1,487	(36,792)
Dry hole costs and lease impairments	11,449	14,903
Impairment of oil and gas properties	271	652
Depreciation, depletion and amortization	283,390	255,973
Loss on derivative financial instruments	2,763	10,321
Settlements of derivative financial instruments	(5,702)	1,641
Amortization of debt discount, premium and issuance costs	3,140	4,802
Stock-based compensation	7,842	9,561
Excess income taxes from stock-based compensation	1,087	2,016
Increase in accounts receivable	(20,867)	(49,246)
(Increase) decrease in other current assets	(951)	443
Increase in accounts payable and accrued liabilities	43,914	74,893
Net cash provided by continuing operations	328,983	213,292
Net cash used for discontinued operations	—	(7,730)
Net cash provided by operating activities	328,983	205,562
Cash Flows From Investing Activities:
Capital expenditures	(502,362)	(250,353)
Proceeds from asset sales	—	13,215
Investing activities of continuing operations	(502,362)	(237,138)
Cash flow from investing activities of discontinued operations:
Capital expenditures	—	(101,037)
Proceeds from sale of oil and gas properties	—	823,701
Net cash provided by investing activities of discontinued operations	—	722,664
Net cash provided by (used for) investing activities	(502,362)	485,526
Cash Flows from Financing Activities:
Borrowings	300,750	95,000
Principal payments on debt	(100,000)	(537,225)
Debt issuance costs	(2,524)	(16)
Tax withholdings related to restricted stock	(2,349)	(1,680)
Excess income taxes from stock-based compensation	(1,087)	(2,016)
Repurchases of common stock	—	(9,232)
Dividends paid	(17,945)	(12,037)
Net cash provided by (used for) financing activities	176,845	(467,206)

Net increase in cash and cash equivalents	3,466	223,882
Cash and cash equivalents, beginning of period	2,967	4,471
Cash and cash equivalents, end of period	$6,433	$228,353

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of September 30, 2014, the related results of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013.

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

The results of operations for the three months and nine months ended September 30, 2014 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

Reclassifications

Certain reclassifications have been made to prior periods’ financial statements, consisting primarily of reclassifications to the presentation of the Company’s derivative financial instruments, to conform to the current periods’ presentation.

Marketable Securities

During the nine months ended September 30, 2013, the Company sold 600,000 shares of Stone Energy Corporation common stock and received $13.4 million in proceeds. These shares had a cost basis of $5.5 million. Comstock realized a gain before income taxes of $7.9 million on the sale which is included in other income in the consolidated statements of operations. The Company utilized the specific identification method to determine the cost of the securities that were sold.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. For the three months and nine months ended September 30, 2013, the Company recognized impairment charges in exploration expense of $3.0 million and $14.9 million, respectively, related to certain leases that were expected to expire prior to the Company conducting drilling operations. There were no unproved property impairments during the nine months ended September 30, 2014.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property basis. The Company recognized impairment charges of $15,000 for the three months ended September 30, 2014, and $0.3 million and $0.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, related to its oil and gas properties.

Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 consist of the following:

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Accrued oil and gas property acquisition costs	$—	$40,128
Accrued drilling costs	19,904	34,914
Accrued interest	23,880	7,051
Accrued ad valorem taxes	4,800	—
Other accrued liabilities	8,217	9,204
	$56,801	$91,297

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Future abandonment costs – beginning of period	$14,534	$16,387
Accretion expense	615	716
New wells placed on production	1,045	599
Liabilities settled and assets disposed of	(76)	(555)
Future abandonment costs — end of period	$16,118	$17,147

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

As of September 30, 2014, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (barrels)	Contract Period
Crude Oil Price Swap Agreements	$96.60 per Bbl.	633,000	October 2014 – December 2014

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

None of the derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company had gains of $12.0 million and losses of $7.4 million related to its oil swap agreements during the three months ended September 30, 2014 and 2013, respectively, and losses of $2.8 million and $10.3 million during the nine months ended September 30, 2014 and 2013, respectively. Cash settlements on derivative financial instruments were payments of $0.4 million and $3.6 million for the three months ended September 30, 2014 and 2013, respectively, and payments of $5.7 million and receipts of $1.6 million during the nine months ended September 30, 2014 and 2013, respectively. The estimated fair value and carrying value of the Company’s derivative financial instruments was an asset of $3.9 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively, which were classified as current assets.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2014 and 2013, the Company recognized $2.8 million and $3.1 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the nine months ended September 30, 2014 and 2013, the Company recognized $7.8 million and $9.6 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the nine months ended September 30, 2014, the Company granted 235,524 shares of restricted stock with a grant date fair value of $4.8 million or $20.24 per share to its employees and non-employee directors. The fair value of each restricted share on the date of grant is equal to its market price. As of September 30, 2014, Comstock had 1,209,694 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $19.91 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $8.8 million as of September 30, 2014 is expected to be recognized over a period of 1.2 years.

During the nine months ended September 30, 2014, the Company granted 188,958 performance share units (“PSUs”) with a grant date fair value of $3.7 million or $19.81 per unit to its employees. As of September 30, 2014, Comstock had 364,332 PSUs outstanding at a weighted average grant date fair value of $20.36 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company’s stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 853,658 shares of common stock. Total unrecognized compensation cost related to these grants of $3.4 million as of September 30, 2014 is expected to be recognized over a period of 1.5 years.

As of September 30, 2014, Comstock had outstanding options to purchase 115,150 shares of common stock at a weighted average exercise price of $32.90 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of September 30, 2014. No stock options were exercised during the three months or nine months ended September 30, 2014 or 2013.

Income Taxes

The following is an analysis of consolidated income tax expense (benefit) from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Current benefit	$(73)	$—	$(36)	$—
Deferred provision (benefit)	(417)	(12,554)	1,487	(36,792)
Provision for (benefit from) income taxes	$(490)	$(12,554)	$1,451	$(36,792)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s effective tax rate and the 35% federal statutory rate is mainly caused by non-deductible stock compensation and state taxes.  The Company estimated the income tax provision for the three months and nine months ended September 30, 2014 using the discrete method.  The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to (i) the high degree of uncertainty in estimating annual pretax earnings and (ii) the wide variability in the effective tax rate given the significant impact of permanent items.

The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes from continuing operations is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(15.1)	(0.6)	20.1	(1.1)
State income taxes, net of federal benefit	5.5	(0.3)	(5.5)	0.6
Other	(4.9)	0.3	6.0	(0.1)
Effective tax rate	20.5%	34.4%	55.6%	34.4%

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

The Company’s valuation of cash and cash equivalents is a Level 1 measurement. The Company’s oil price swap agreements are not traded on a public exchange. Their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement.

The following table summarizes financial assets accounted for at fair value as of September 30, 2014:

	Carrying Value Measured at Fair Value at September 30, 2014	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$6,433	$6,433	$—
Derivative financial instruments	3,909	—	3,909
Total assets	$10,342	$6,433	$3,909

The following table presents the carrying amounts and estimated fair value of the Company’s other financial instruments:

	As of September 30, 2014
	Carrying Value	Fair Value
	(In thousands)
Fixed rate debt	$695,298	$745,000
Floating rate debt	$305,000	$305,000

The fair market value of the Company’s fixed rate debt was based on the market prices as of September 30, 2014, a Level 1 measurement. The fair value of the floating rate debt outstanding at September 30, 2014 approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company’s common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings per share for the three months and nine months ended September 30, 2014 and 2013 were determined as follows:

	Three Months Ended September 30,
	2014			2013
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net loss from continuing operations	$(1,903)			$(24,034)
Income allocable to unvested restricted stock	(151)			(195)
Basic net loss from continuing operations attributable to common stock	$(2,054)	46,651	$(0.04)	$(24,229)	46,570	$(0.52)
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	—
Diluted net loss from continuing operations attributable to common stock	$(2,054)	46,651	$(0.04)	$(24,229)	46,570	$(0.52)

	Nine Months Ended September 30,
	2014			2013
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) from continuing operations	$1,160			$(70,082)
(Income) loss allocable to unvested restricted stock	(444)			2,254
Basic net income (loss) from continuing operations attributable to common stock	$716	46,628	$0.02	$(67,828)	46,684	$(1.45)
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	320		—	—
Diluted net income (loss) from continuing operations attributable to common stock	$716	46,948	$0.02	$(67,828)	46,684	$(1.45)
Net income from discontinued operations				$148,609
Income allocable to unvested restricted stock				(4,782)
Basic net income from discontinued operations attributable to common stock				$143,827	46,684	$3.08
Effect of dilutive securities:
Stock options				—	—
Performance share units				—	—
Diluted net income from discontinued operations attributable to common stock				$143,827	46,684	$3.08

At September 30, 2014 and December 31, 2013, 1,209,694 and 1,515,889 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company’s stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Unvested restricted stock	1,210	1,520	1,184	1,552

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands except per share/unit data)
Weighted average anti-dilutive stock options	115	115	115	135
Weighted average exercise price per share	$32.90	$32.90	$32.90	$32.90
Weighted average performance share units	257	91	—	56
Weighted average grant date fair value per unit	$20.71	$21.19	$—	$21.15

For the three months and nine months ended September 30, 2014 and 2013, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. All stock options and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2013 due to the net loss in the periods.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, the Company’s cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash Payments:
Interest payments	$30,441	$44,228
Income tax payments	$1,467	$768

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $2.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $7.5 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively, which reduced interest expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(1,903)	$(24,034)	$1,160	$78,527
Other comprehensive income:
Realized gains on marketable securities reclassified to gain on sale of marketable securities, net of a benefit from income taxes of $2,757	—	—	—	(5,120)
Unrealized gains on marketable securities, net of provision for income taxes of $377	—	—	—	702
Total comprehensive income (loss)	$(1,903)	$(24,034)	$1,160	$74,109

Discontinued Operations

On March 14, 2013, the Company entered into an agreement to sell its oil and gas properties located in Reeves and Gaines counties in West Texas to a third party. The sale closed on May 14, 2013 with an effective date of January 1, 2013. Income from discontinued operations for the nine months ended September 30, 2013 is comprised of the following:

Nine Months Ended September 30, 2013
(In thousands)
Revenues:
Oil and gas sales	$25,125
Costs and expenses:
Production taxes	1,120
Gathering and transportation	501
Lease operating	9,853
Depletion, depreciation and amortization	8,649
Interest expense(1)	6,346
Total costs and expenses	26,469

Gain on sale of discontinued operations	230,637
Income from discontinued operations before income taxes	229,293
Income tax expense:
Current	(637)
Deferred	(80,047)
Total income tax expense	(80,684)
Net income from discontinued operations	$148,609

(1)

Interest expense was allocated to discontinued operations based on the ratio of the net assets of discontinued operations to our consolidated net assets plus long-term debt. Interest expense is net of capitalized interest of $2,010 for the nine months ended September 30, 2013, respectively.

(2) STOCKHOLDERS’ EQUITY –

On each of February 20, May 21, and August 21, 2014, Comstock’s Board of Directors declared a dividend of 12.5¢ per share on the Company’s common stock to stockholders of record at the close of business on March 7, June 6 and September 5, 2014, respectively. Dividends of $17.9 million and $12.0 million were paid during the nine months ended September 30, 2014 and September 30, 2013, respectively. In 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. The Company made various open market purchases of 631,096 shares at an aggregate cost of $9.2 million under this plan during the three months and nine months ended September 30, 2013. The Company did not make any purchases under this plan during the nine months ended September 30, 2014, and repurchases of up to $90.8 million remain available under this plan in future periods as of September 30, 2014.

(3) LONG-TERM DEBT –

At September 30, 2014, long-term debt was comprised of:

(In thousands)
Bank credit facility	$305,000
7 3⁄4 % Senior Notes due 2019	405,277
9 1⁄2% Senior Notes due 2020	290,021
$1,000,298

Comstock has a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of Comstock’s assets and is guaranteed by all of its wholly owned subsidiaries. The credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the Company’s future net cash flows of oil and natural gas properties. As of September 30, 2014, the borrowing base was $700.0 million, of which $395.0 million was available. The borrowing base may be affected by the performance of Comstock’s properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at Comstock’s option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to 0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that Comstock may incur and limit the Company’s ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. The Company was in compliance with these covenants as of September 30, 2014.

Comstock has $400.0 million of 7¾% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1. Comstock also has $300.0 million of 9½% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. During the nine months ended September 30, 2014, the Company issued $100.0 million of the 2019 Notes in a public offering. Net proceeds from the issuance of the additional 2019 Notes of $103.3 million were used to pay down borrowings under the Company’s bank credit facility. The 2019 Notes and 2020 Notes are unsecured obligations of Comstock and are guaranteed by all of Comstock’s material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2014, Comstock had no material assets or operations which are independent of its subsidiaries. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs under terms of up to two years. As of September 30, 2014, the Company had commitments for contracted drilling services of $56.3 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of September 30, 2014 totaled $13.4 million.

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

Results of Operations From Continuing Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	1,125	632	3,172	1,615
Natural gas (Mmcf)	9,641	13,612	30,722	43,446
Natural gas equivalent (Mmcfe)	16,390	17,404	49,752	53,134
Revenues:
Oil sales	$107,899	$66,260	$309,283	$167,073
Natural gas sales	37,084	45,330	133,332	147,357
Total oil and gas sales	$144,983	$111,590	$442,615	$314,430
Expenses:
Production taxes	$6,369	$4,168	$18,437	$10,172
Gathering and transportation	3,125	4,478	10,039	13,034
Lease operating(1)	15,858	12,955	44,899	39,123
Exploration	11,449	2,995	11,449	15,342
Depreciation, depletion and amortization	99,977	85,762	283,390	255,973
Average Sales Price:
Natural gas (per Mcf)	$3.85	$3.33	$4.34	$3.39
Oil (per Bbl)	$95.92	$104.83	$97.51	$103.47
Average equivalent (Mcfe)	$8.85	$6.41	$8.90	$5.92
Expenses ($ per Mcfe):
Production taxes	$0.39	$0.24	$0.37	$0.19
Gathering and transportation	$0.19	$0.26	$0.20	$0.25
Lease operating(1)	$0.97	$0.74	$0.90	$0.73
Depreciation, depletion and amortization(2)	$6.08	$4.91	$5.68	$4.80

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales increased $33.4 million (30%) in the third quarter of 2014 to $145.0 million from $111.6 million in the third quarter of 2013. Oil sales in the third quarter of 2014 increased by $41.6 million (63%) from 2013 while our natural gas sales decreased by $8.2 million (18%) from 2013. The increase in oil sales was principally attributable to the 78% growth in oil production, which was partially offset by an 8% decrease in realized oil prices. Our drilling activity in the Eagleville field in South Texas generated the primary growth in oil production. Due to limited drilling in our natural gas properties, our natural gas production fell by 29% from the third quarter of 2013 while our realized natural gas price improved by 16%.

In the first nine months of 2014, our oil and natural gas sales increased $128.2 million (41%) to $442.6 million from $314.4 million in the first nine months of 2013. Oil sales in the first nine months of 2014 increased by $142.2 million (85%) from 2013 while our natural gas sales decreased by $14.0 million (10%) from 2013. The increase in oil sales was principally attributable to the 96% growth in oil production offset by a 6% decrease in our realized prices in 2014. Our natural gas production fell by 29% from 2013 while our realized natural gas price improved by 28%.

Costs and Expenses –

Production taxes increased $2.2 million to $6.4 million for the third quarter of 2014 from $4.2 million in the third quarter of 2013. Production taxes of $18.4 million for the first nine months of 2014 increased $8.2 million over production taxes of $10.2 million for the first nine months of 2013. This increase is mainly related to increased oil and gas sales in 2014.

Gathering and transportation costs for the third quarter of 2014 decreased $1.4 million to $3.1 million as compared to $4.5 million in the third quarter of 2013. Gathering and transportation costs for the first nine months of 2014 decreased $3.0 million to $10.0 million as compared to $13.0 million for the first nine months of 2013. The decrease mainly reflects the transportation costs relating to decreased natural gas production.

Our lease operating expenses of $15.9 million for the third quarter of 2014 increased $2.9 million (22%) from operating expenses of $13.0 million for the third quarter of 2013. Our lease operating expense for the first nine months of 2014 of $44.9 million increased $5.8 million or 15% from our lease operating expense of $39.1 million for the first nine months of 2013. Our lease operating expense of $0.90 per Mcfe produced for the nine months ended September 30, 2014 was $0.17 per Mcfe or 24% higher than for the same period in 2013. This increase primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs as well as increased lifting costs associated with new oil wells put on production during 2014.

Exploration costs of $11.4 million in the three months and nine months ended September 30, 2014 relate to exploratory well costs that are being expensed as the result of mechanical problems encountered during completion which caused us to abandon the well.  Exploration costs of $3.0 million and $15.3 million in the three and nine months ended September 30, 2013, respectively, primarily related to impairments on certain of our unevaluated properties where we no longer expect to conduct drilling operations prior to the expiration of the lease term.

Depreciation, depletion and amortization (“DD&A”) increased $14.2 million (17%) to $100.0 million in the third quarter of 2014 from $85.8 million in the third quarter of 2013. The increase was primarily the result of our higher DD&A rate in 2014. Our DD&A per equivalent Mcf produced increased $1.17 (24%) to $6.08 for the three months ended September 30, 2014 from $4.91 for the three months ended September 30, 2013. DD&A for the first nine months of 2014 increased $27.4 million (11%) to $283.4 million from $256.0 million for the nine months ended September 30, 2013. For the first nine months of 2014, our per unit DD&A rate of $5.68 increased $0.88 (18%) from our DD&A rate of $4.80 for the first nine months of 2013. The higher DD&A rate per Mcfe primarily reflects the higher capitalized costs related to oil wells drilled in 2013 and 2014.

General and administrative expenses, which are reported net of overhead reimbursements, decreased slightly to $7.9 million for the third quarter of 2014 from $8.2 million in the third quarter of 2013. Included in general and administrative expenses are stock-based compensation of $2.8 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively. For the first nine months of 2014, general and administrative expenses of $25.9 million were essentially unchanged from general and administrative expenses of $26.0 million for the first nine months of 2013. Included in general and administrative expense is stock-based compensation of $7.8 million and $9.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense decreased $5.6 million to $14.9 million for the third quarter of 2014 from interest expense from continuing operations of $20.5 million in the third quarter of 2013. The decrease was primarily related to the lower interest rates on our debt outstanding in 2014. We had average borrowings of $306.5 million outstanding under our bank credit facility during the third quarter of 2014 as compared to no borrowings outstanding under our bank credit facility during the third quarter of 2013. We capitalized interest of $2.7 million and $0.7 million on our unevaluated properties during the three months ended September 30, 2014 and 2013, respectively. Interest expense decreased $13.9 million to $43.4 million for the first nine months of 2014 from interest expense of $57.3 million in the first nine months of 2013. The decrease was primarily due to the decrease in debt outstanding in 2014 and the lower interest rates on our debt following the redemption of $300.0 million of our 8 3⁄8% senior notes in October 2013. We had average borrowings of $309.7 million outstanding under our bank credit facility during the first nine months of 2014 as compared to average borrowings of $232.7 million outstanding under our bank credit facility during the first nine months of 2013. We capitalized interest of $7.5 million and $2.4 million on our unevaluated properties during the nine months ended September 30, 2014 and 2013, respectively. Interest expense allocated to discontinued operations was $8.4 million during the nine months ended September 30, 2013, of which $2.0 million was capitalized.

During the nine months ended September 30, 2013, we recognized a gain of $7.9 million from the sale of 600,000 shares of common stock in Stone Energy Corporation held as marketable securities.

We utilized oil price swaps to manage our exposure to oil prices and protect returns on investment from our drilling activities in 2014 and 2013. Gains related to our derivative financial instruments were $12.0 million in the three months ended September 30, 2014 and losses related to our derivative financial instruments were $7.4 million in the three months ended September 30, 2013. Losses related to our derivative financial instruments were $2.8 million and $10.3 million in the nine months ended September 30, 2014 and 2013, respectively. The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average Realized Oil Price:
Oil, per barrel	$95.92	$104.83	$97.51	$103.47
Cash settlements of derivative financial instruments, per barrel	(0.33)	(5.63)	(1.80)	1.02
Price per barrel, including cash settlements of derivative financial instruments	$95.59	$99.20	$95.71	$104.49

Income taxes related to continuing operations for the third quarter of 2014 were a benefit of $0.5 million as compared to a benefit of $12.6 million for the three months ended September 30, 2013. Income taxes related to continuing operations for the nine months ended September 30, 2014 were a provision of $1.5 million as compared to a benefit for income taxes of $36.8 million for the nine months ended September 30, 2013. Our effective tax rate for the three months ended September 30, 2014 was a benefit of 20.5% as compared to a benefit of 34.4% for the three months ended September 30, 2013. Our effective tax rate was 55.6% for the nine months ended September 30, 2014 as compared to 34.4% for the nine months ended September 30, 2013. The effective tax rates for 2014 and 2013 primarily reflect the effect of certain non-deductible expenses and our state tax expenses.

We reported a net loss from continuing operations of $1.9 million for the three months ended September 30, 2014 or 4¢ per share, as compared to a net loss of $24.0 million, or $0.52 per share, for the three months ended September 30, 2013. We reported net income from continuing operations of $1.2 million, or 2¢ per diluted share, for the nine months ended September 30, 2014, as compared to a net loss from continuing operations of $70.1 million for the nine months ended September 30, 2013 or $1.45 per share. The net change in the nine months ended September 30, 2014 was primarily due to higher oil production, improved natural gas prices, lower interest expense and lower losses on derivative financial instruments, which were partially offset by lower natural gas volumes, higher DD&A, higher operating expenses and the gains from sales of marketable securities in 2013. We had net income from discontinued operations of $148.6 million or $3.08 per share for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2014, our primary source of funds were cash provided by operating activities from continuing operations of $329.0 million, net borrowings of $95.0 million under our bank credit facility and net proceeds from our senior notes offering of $103.3 million. Our net cash flow from operating activities of continuing operations increased $115.7 million (54%) in the first nine months of 2014 to $329.0 million from $213.3 million for the first nine months of 2013 mainly due to higher revenues resulting from increased oil production and improved natural gas prices.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2014, we incurred capital expenditures, on an accrual basis from continuing operations, of $446.0 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	(In thousands)
Exploration and development:
Proved property acquisitions	$2,400		$—
Exploratory leasehold	65,750		14,114
Development leasehold	2,909		366
Exploratory drilling	30,787		—
Development drilling	334,967		229,694
Other development	9,163		4,423
Total capital expenditures related to continuing operations(1)	445,976	(1)	248,597	(1)
Capital expenditures related to discontinued operations	—		91,471
	$445,976		$340,068

(1)	Net of $26.0 million and $34.9 million received from joint venture partner for participation in drilling activity for the nine months ended September 30, 2014 and 2013, respectively.

We expect to spend approximately $580.0 million for developmental and exploratory drilling and for acquisition of leases during 2014. We expect to fund our development and exploration activities with operating cash flow and borrowings under our bank credit facility.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2014, we have contracted for the services of drilling rigs through May 2017 at an aggregate cost of $56.3 million. In addition, we have maximum commitments of $13.4 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2019. We record a separate liability for these asset retirement obligations which totaled $16.1 million as of September 30, 2014.

We have a $1.0 billion bank credit facility with Bank of Montreal, as the administrative agent. The bank credit facility is a five-year revolving credit commitment that matures on November 22, 2018. Indebtedness under the bank credit facility is secured by all of our assets and is guaranteed by all of our wholly owned subsidiaries. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and gas properties. As of September 30, 2014, the borrowing base was $700.0 million, of which $395.0 million was available. The borrowing base may be affected by the performance of our properties and changes in oil and natural gas prices. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. Borrowings under the bank credit facility bear interest, based on the utilization of the borrowing base, at our option at either (1) LIBOR plus 1.5% to 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 0.5% to 1.5%. A commitment fee of 0.375% to 0.5%, based on the utilization of the borrowing base, is payable annually on the unused borrowing base. The bank credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock in excess of $120.0 million per year, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans and investments. The only financial covenants are the maintenance of a leverage ratio and the maintenance of an interest coverage ratio. We were in compliance with these covenants as of September 30, 2014.

We have $400.0 million of 7¾% senior notes (the “2019 Notes”) outstanding which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1. We also have $300.0 million of 9½% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. During the three months ended September 30, 2014 we issued $100.0 million of the 2019 Notes in a public offering. Net proceeds from the issuance of the additional 2019 Notes of $103.3 million were used to pay down borrowings under our bank credit facility. The 2019 Notes and 2020 Notes are unsecured obligations and are guaranteed by all of our material subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. As of September 30, 2014, we had no material assets or operations which are independent of our subsidiaries. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2014, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $2.9 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.3 million after considering gains or losses from our oil price swap agreements.

We have hedged a portion of our price risks associated with our oil sales. As of September 30, 2014, our outstanding oil price swap agreements had a fair asset value of $3.9 million. A change in the fair value of our oil swaps that would result from a 10% change in commodities prices at September 30, 2014 would be $3.7 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Gains and losses on settlements and changes in the fair value of our swap agreements are reported as a separate component of other income (loss) in the consolidated statement of operations. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At September 30, 2014, we had approximately $1.0 billion of long-term debt outstanding. Of this amount, $400.0 million bears interest at a fixed rate of 7¾% and $300.0 million bears interest at a fixed rate of 9½%. The fair market value of our fixed rate debt as of September 30, 2014 was $745.0 million based on the market price of approximately 107% of the face amount. At September 30, 2014, we had $305.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2014, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $2.3 million. We had no interest rate derivatives outstanding during 2013 or at September 30, 2014.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: November 5, 2014	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: November 5, 2014	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)