Form 10-Q
period 2015-03-31
COMSTOCK RESOURCES INC
filed 2015-05-11
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2015

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of May 11, 2015 was 47,727,516.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2015

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - March 31, 2015 and December 31, 2014	4
Consolidated Statements of Operations - Three Months ended March 31, 2015 and 2014	5
Consolidated Statement of Stockholders’ Equity Three Months ended March 31, 2015	6
Consolidated Statements of Cash Flows - Three Months ended March 31, 2015 and 2014	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	19
PART II. Other Information
Item 6. Exhibits	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands)
ASSETS

Cash and Cash Equivalents	$228,896	$2,071
Accounts Receivable:
Oil and gas sales	23,157	32,849
Joint interest operations	10,803	16,192
Other Current Assets	2,419	10,105
Total current assets	265,275	61,217
Property and Equipment:
Unevaluated oil and gas properties	161,013	201,459
Oil and gas properties, successful efforts method	4,405,422	4,282,088
Other	19,324	19,630
Accumulated depreciation, depletion and amortization	(2,397,103)	(2,305,008)
Net property and equipment	2,188,656	2,198,169
Other Assets	26,230	14,951
	$2,480,161	$2,274,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$116,285	$117,329
Accrued Liabilities	48,882	44,842
Total current liabilities	165,167	162,171
Long-term Debt	1,393,653	1,070,445
Deferred Income Taxes	114,404	154,547
Reserve for Future Abandonment Costs	15,311	14,900
Other Non-Current Liabilities	—	2,002
Total liabilities	1,688,535	1,404,065
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,575,711 and 46,858,415 shares outstanding at March 31, 2015 and December 31, 2014, respectively	23,788	23,429
Additional paid-in capital	479,931	480,434
Retained earnings	287,907	366,409
Total stockholders’ equity	791,626	870,272
	$2,480,161	$2,274,337

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues:
Oil sales	$45,953	$90,313
Natural gas sales	20,569	51,596
Total revenues	66,522	141,909
Operating expenses:
Production taxes	2,974	5,601
Gathering and transportation	2,853	3,776
Lease operating	15,136	15,061
Exploration	42,229	—
Depreciation, depletion and amortization	91,889	88,874
General and administrative, net	7,966	8,369
Impairment of oil and gas properties	403	—
Total operating expenses	163,450	121,681
Operating income (loss)	(96,928)	20,228
Other income (expenses):
Net loss on extinguishment of debt	(2,735)	—
Loss from derivative financial instruments	—	(4,946)
Other income	287	251
Interest expense	(20,754)	(13,680)
Total other income (expenses)	(23,202)	(18,375)
Income (loss) before income taxes	(120,130)	1,853
Benefit from (provision for) income taxes	41,628	(688)
Net income (loss)	$(78,502)	$1,165
Net income (loss) per share:
Basic	$(1.71)	$0.02
Diluted	$(1.71)	$0.02
Dividends per share	$—	$0.125
Weighted average shares outstanding:
Basic	46,027	46,599
Diluted	46,027	46,749

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)

Balance at January 1, 2015	46,858	$23,429	$480,434	$366,409	$870,272
Stock-based compensation	795	398	1,494	—	1,892
Restricted stock used for tax withholdings	(77)	(39)	(487)	—	(526)
Excess income taxes from stock-based compensation	—	—	(1,510)	—	(1,510)
Net loss	—	—	—	(78,502)	(78,502)
Balance at March 31, 2015	47,576	$23,788	$479,931	$287,907	$791,626

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(78,502)	$1,165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(41,691)	674
Leasehold impairments and other exploration costs	42,229	—
Impairment of oil and gas properties	403	—
Depreciation, depletion and amortization	91,889	88,874
Loss on derivative financial instruments	—	4,946
Settlements of derivative financial instruments	—	(1,297)
Net loss on extinguishment of debt	2,735	—
Amortization of debt discount, premium and issuance costs	1,061	1,163
Stock-based compensation	1,892	2,263
Excess income taxes from stock-based compensation	1,510	1,098
(Increase) decrease in accounts receivable	15,081	(23,015)
(Increase) decrease in other current assets	7,724	(415)
Increase in accounts payable and accrued liabilities	16,527	20,285
Net cash provided by operating activities	60,858	95,741
Cash Flows From Investing Activities:
Capital expenditures	(141,027)	(237,460)
Cash used for investing activities	(141,027)	(237,460)
Cash Flows from Financing Activities:
Borrowings	740,000	150,000
Principal payments on debt	(415,000)	—
Debt issuance costs	(15,970)	(50)
Tax withholdings related to restricted stock	(526)	(2,349)
Excess income taxes from stock-based compensation	(1,510)	(1,098)
Dividends paid	—	(5,980)
Net cash provided by financing activities	306,994	140,523

Net increase (decrease) in cash and cash equivalents	226,825	(1,196)
Cash and cash equivalents, beginning of period	2,071	2,967
Cash and cash equivalents, end of period	$228,896	$1,771

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of March 31, 2015, the related results of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. Net income (loss) and comprehensive income (loss) are the same in all periods presented.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. For the three months ended March 31, 2015, the Company recognized impairment charges in exploration expense of $40.4 million related to certain leases that the Company currently does not plan to develop. There were no impairments of unproved property during the three months ended March 31, 2014.

The Company also assesses the need for an impairment of the costs capitalized for its oil and gas properties on a property basis. The Company recognized impairment charges of $0.4 million for the three months ended March 31, 2015.  The Company did not recognize any impairment charges related to its oil and gas properties for the three months ended March 31, 2014.

In January 2015, the Company purchased a 20% interest in an airplane that previously had been owned 80% by the Company and 20% by two executive officers of the Company.  The purchase price for the 20% interest of $1.7 million was based on the then fair market value of the airplane determined by a third party.  This related party transaction was approved by the Company’s audit committee and board of directors.

Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 consist of the following:

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Accrued drilling costs	$10,674	$26,269
Accrued interest	27,501	9,011
Accrued ad valorem taxes	1,500	—
Accrued rig termination fees	3,767	2,600
Other accrued liabilities	5,440	6,962
	$48,882	$44,842

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Future abandonment costs – beginning of period	$14,900	$14,534
Accretion expense	198	196
New wells placed on production	213	370
Liabilities settled and assets disposed of	—	(12)
Future abandonment costs — end of period	$15,311	$15,088

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

As of March  31, 2015, the Company had no outstanding commodity derivatives.  None of the Company's derivative contracts in 2014 were designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company had losses of $4.9 million related to its oil swap agreements during the three months ended March 31, 2014. Cash settlements on derivative financial instruments were payments of $1.3 million for the three months ended March 31, 2014.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2015 and 2014, the Company recognized $1.9 million and $2.3 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors.

During the three months ended March 31, 2015, the Company granted 845,899 shares of restricted stock with a grant date fair value of $4.6 million or $5.49 per share to its employees. The fair value of each restricted share on the date of grant is equal to its market price. As of March 31, 2015, Comstock had 1,497,219 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $10.98 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $9.1 million as of March 31, 2015 is expected to be recognized over a period of 2.1 years.

During the three months ended March 31, 2015, the Company granted 471,249 performance share units (“PSUs”) with a grant date fair value of $2.1 million or $4.38 per unit to its employees. As of March 31, 2015, Comstock had 669,604 PSUs outstanding at a weighted average grant date fair value of $9.13 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company’s stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,400,173 shares of common stock. Total unrecognized compensation cost related to these grants of $3.7 million as of March 31, 2015 is expected to be recognized over a period of 2.3 years.

As of March 31, 2015, Comstock had outstanding options to purchase 104,150 shares of common stock at a weighted average exercise price of $32.95 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of March 31, 2015. No stock options were exercised during the three months ended March 31, 2015 or 2014.

Income Taxes

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Current provision	$63	$14
Deferred provision (benefit)	(41,691)	674
Provision for (benefit from) income taxes	$(41,628)	$688

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

The difference between the Company’s customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended March 31,
	2015	2014
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Nondeductible stock-based compensation	(0.2)	1.7
Other	(0.1)	0.4
Effective tax rate	34.7%	37.1%

The Company’s federal income tax returns for the years subsequent to December 31, 2010, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination from various periods subsequent to December 31, 2009. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company’s financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

As of March 31, 2015, the Company's financial assets accounted for at fair value were comprised of cash held in bank accounts, a Level 1 measurement.  As of March 31, 2015, the Company’s other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.4 billion and a fair value of $963.4 million.  The fair market value of the Company’s fixed rate debt was based on quoted prices as of March 31, 2015, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company’s common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 were determined as follows:

	Three Months Ended March 31,
	2015			2014
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss)	$(78,502)			$1,165
Income allocable to unvested stock grants	—			(139)
Basic net income (loss) attributable to common stock	$(78,502)	46,027	$(1.71)	$1,026	46,599	$0.02
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	150
Diluted net income (loss) attributable to common stock	$(78,502)	46,027	$(1.71)	$1,026	46,749	$0.02

At March 31, 2015 and December 31, 2014, 1,497,219 and 1,207,527 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company’s stockholders. Weighted average shares of unvested restricted stock outstanding during the three months ended March  31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Unvested restricted stock	1,166	1,113

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands except per share/unit data)
Weighted average stock options	111	115
Weighted average exercise price per share	$32.95	$32.90
Weighted average performance share units	111	—
Weighted average grant date fair value per unit	$9.13	$—

For the three months ended March 31, 2014, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. All stock options and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months ended March 31, 2015 due to the net loss in the period.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and December 31, 2014, the Company’s cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash Payments:
Interest payments	$2,093	$1,794
Income tax payments	$11	$1,408

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $0.9 million and $2.2 million for the three months ended March 31, 2015 and March 31, 2014 which reduced interest expense.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  ASU 2015-03 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company does not expect adoption of ASU 2015-03 to have a material impact on its consolidated financial condition or results of operations.

(2) STOCKHOLDERS’ EQUITY –

The Company paid dividends of $6.0 million to its common stockholders during the three months ended March 31, 2014. No dividends were paid in the first quarter of 2015.  In 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. The Company did not make any purchases under this plan during the three months ended March 31, 2015 or 2014, and future repurchases under this plan are limited under the terms of the Company’s debt.

(3) LONG-TERM DEBT –

At March 31, 2015, long-term debt was comprised of:

(In thousands)
7 3⁄4 % Senior Notes due 2019	$404,691
10 % Senior Secured Notes due 2020	700,000
9 1⁄2% Senior Notes due 2020	288,962
$1,393,653

In March 2015, Comstock issued $700.0 million of 10% senior secured notes (the “Secured Notes”) which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire the Company’s bank credit facility and for general corporate purposes.  Comstock also has outstanding (i) $400.0 million of 7¾% senior notes (the “2019 Notes”) which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $298.0 million of 9½% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first-priority basis equally and ratably with the Company’s revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of the Company's and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and the 2020 Notes are general obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.  As of March 31, 2015, Comstock had no material assets or operations which are independent of its subsidiaries.

During the three months ended March 31, 2015, the Company purchased $2.0 million in principal amount of the 2020 Notes for $0.9 million.  The gain of $1.0 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with the Company's bank credit facility of $3.7 million are included in the net loss on extinguishment of debt which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, Comstock entered into a new $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A.  The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of Comstock’s  and its subsidiaries’ assets.  Borrowings under the revolving credit facility bear interest, at Comstock’s option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company’s ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of March 31, 2015.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs.  As of March 31, 2015, the Company had commitments for contracted drilling services through November, 2015 of $6.3 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2015 totaled $9.7 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2014.

Results of Operations

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	1,036	935
Natural gas (Mmcf)	8,200	10,979
Natural gas equivalent (Mmcfe)	14,418	16,589
Revenues:
Oil sales	$45,953	$90,313
Natural gas sales	20,569	51,596
Total oil and gas sales	$66,522	$141,909
Expenses:
Production taxes	$2,974	$5,601
Gathering and transportation	2,853	3,776
Lease operating(1)	15,136	15,061
Exploration	42,229	—
Depreciation, depletion and amortization	91,889	88,874
Average Sales Price:
Natural gas (per Mcf)	$2.51	$4.70
Oil (per Bbl)	$44.34	$96.59
Average equivalent (Mcfe)	$4.61	$8.55
Expenses ($ per Mcfe):
Production taxes	$0.21	$0.34
Gathering and transportation	$0.20	$0.23
Lease operating(1)	$1.04	$0.90
Depreciation, depletion and amortization(2)	$6.35	$5.34

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales decreased $75.4 million (53%) in the first quarter of 2015 to $66.5 million from $141.9 million in the first quarter of 2014 primarily due to a decline in oil and natural gas prices. Oil sales in the first quarter of 2015 decreased by $44.4 million (49%) from 2014 and our natural gas sales decreased by $31.0 million (60%) from 2014. The decrease in oil sales was principally attributable to the 53% decrease in realized oil prices. Our natural gas production declined by 25% from the first quarter of 2014 due to a lack of drilling, and our realized natural gas price decreased by 47%.  We are restarting our natural gas drilling program in 2015.

Costs and Expenses –

Production taxes decreased $2.6 million to $3.0 million for the first quarter of 2015 from $5.6 million in the first quarter of 2014. This decrease is mainly related to lower oil and gas sales in the first quarter of 2015.

Gathering and transportation costs for the first quarter of 2015 decreased $0.9 million to $2.9 million as compared to $3.8 million in the first quarter of 2014. The decrease mainly reflects the transportation costs relating to decreased natural gas production.

Our lease operating expenses of $15.1 million for the first quarter of 2015 was comparable to operating expenses in the first quarter of 2014. Our lease operating expense of $1.04 per Mcfe produced for the three months ended March 31, 2015 was $0.14 per Mcfe or 13% higher than for the same period in 2014. This increase primarily reflects our lower natural gas production and the fixed nature of much of our lifting costs as well as increased lifting costs associated with our oil wells put on production during 2014.

Exploration costs of $42.2 million in the three months ended March 31, 2015 relate to impairments of unevaluated acreage of $40.4 million and rig termination fees of $1.8 million.

Depreciation, depletion and amortization (“DD&A”) increased $3.0 million (3%) to $91.9 million in the first quarter of 2015 from $88.9 million in the first quarter of 2014. The increase was primarily the result of our higher DD&A rate in the first quarter of 2015. Our DD&A per equivalent Mcf produced increased $1.01 (19%) to $6.35 for the three months ended March 31, 2015 from $5.34 for the three months ended March 31, 2014. The higher DD&A rate per Mcfe primarily reflects the higher capitalized costs related to oil wells drilled in 2014 and 2015.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $8.0 million for the first quarter of 2015 from $8.4 million in the first quarter of 2014. Included in general and administrative expenses are stock-based compensation of $1.9 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense increased $7.1 million to $20.8 million for the first quarter of 2015 from interest expense of $13.7 million in the first quarter of 2014. The increase was primarily related to an increase in debt outstanding in 2015, including the issuance of $700.0 million of senior secured notes in March 2015, and the reduction in our capitalized interest in 2015 due to the deferral of our oil-focused exploration activities during 2015 as a result of the recent decline in oil prices. We capitalized interest of $0.9 million and $2.2 million during the three months ended March 31, 2015 and 2014.

We utilized oil price swaps to manage our exposure to oil prices and protect returns on investment from our drilling activities in 2014.  We had no oil price swaps outstanding during the three months ended March 31, 2015.  Losses related to our derivative financial instruments were $4.9 million in the three months ended March 31, 2014.  The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2015	2014
Average Realized Oil Price:
Oil, per barrel	$44.34	$96.59
Cash settlements of derivative financial instruments, per barrel	—	(1.39)
Price per barrel, including cash settlements of derivative financial instruments	$44.34	$95.20

Income taxes for the first quarter of 2015 were a benefit of $41.6 million as compared to a provision of $0.7 million for the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015 was a benefit of 34.7% as compared to a provision of 37.1% for the three months ended March 31, 2014. The effective tax rates for 2015 and 2014 primarily reflect the effect of certain non-deductible expenses.

We reported a net loss of $78.5 million for the three months ended March 31, 2015 or $1.71 per share, as compared net income of $1.2 million, or $0.02 per diluted share, for the three months ended March 31, 2014. The net loss in the three months ended March 31, 2015 was primarily due to lower oil and natural gas prices, higher DD&A charges, exploration costs and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2015, our primary source of funds were cash provided by operating activities of $60.9 million, net borrowings of $40.0 million under our bank credit facility and net proceeds from our senior secured notes offering of $684.0 million. Our net cash flow from operating activities decreased $34.8 million (36%) in the first three months of 2015 to $60.9 million from $95.7 million for the first three months of 2014 mainly due to lower revenues resulting from lower oil and natural gas prices.   We used $415.0 million of the proceeds from our senior secured notes offering to retire our then existing bank credit facility during the first quarter of 2015.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2015, we incurred capital expenditures, on an accrual basis, of $124.9 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	(In thousands)
Exploration and development:
Proved property acquisitions	$—		$2,400
Exploratory leasehold	1,305		39,705
Development leasehold	377		2,669
Development drilling	109,490		140,691
Exploratory drilling	11,715		—
Other development	2,016		2,313
Total capital expenditures	$124,903	(1)	$187,778	(1)

(1)	Net of $0.5 million and $5.5 million received from joint venture partner for participation in drilling activity for the three months ended March 31, 2015, and 2014, respectively.

We expect to spend approximately $122 million for developmental and exploratory drilling and for acquisition of leases during the remaining nine months of 2015. We expect to fund our development and exploration activities with operating cash flow and from cash on hand.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. In March 2015, we released one of the contracted drilling rigs for the payment of a $1.8 million early termination fee.  As of March 31, 2015, we have contracted for the services of one drilling rig through November 2015 at an aggregate cost of $6.3 million. In addition, we have maximum commitments of $9.7 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2019. We record a separate liability for these asset retirement obligations which totaled $15.3 million as of March 31, 2015.

In March 2015, we issued $700.0 million of 10% senior secured notes (the “Secured Notes”) which are due on March 15, 2020.  Interest on the Secured Notes is payable semi-annually on each March 15 and September 15.  Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire our bank credit facility and for general corporate purposes.  We also have outstanding (i) $400.0 million of 7¾% senior notes (the “2019 Notes”) which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $298.0 million of 9½% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The Secured Notes are secured on a first priority basis equally and ratably with our revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of our and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and 2020 Notes are our general obligations and are guaranteed by all of our subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations.  There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.    As of March 31, 2015, we had no material assets or operations which are independent of our subsidiaries.

During the three months ended March 31, 2015, we purchased $2.0 million in principal amount of the 2020 Notes for $0.9 million.  The gain of $1.0 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with our prior bank credit facility of $3.7 million are included in the net loss on extinguishment of debt which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, we entered into a new $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is secured by all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. Borrowings under the revolving credit facility bear interest at our option at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of March 31, 2015.

We believe that our cash flow from operations, proceeds from asset sales, cash on hand and available borrowings under our revolving credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2015, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $0.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.0 million.

Interest Rates

At March 31, 2015, we had approximately $1.4 billion of long-term debt outstanding. Of this amount, $700.0 million bears interest at a fixed rate of 10%, $400.0 million bears interest at a fixed rate of 7¾% and $298.0 million bears interest at a fixed rate of 9½%. The fair market value of our fixed rate debt as of March 31, 2015 was $963.4 million based on the market price of approximately 69% of the face amount. At March 31, 2015, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option.

ITEM 4: CONTROLS AND PROCEDURES

As of March 15, 2015, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: May 11, 2015	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 11, 2015	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)