Form 10-Q
period 2015-06-30
COMSTOCK RESOURCES INC
filed 2015-08-05
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of August 5, 2015 was 47,727,516.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2015

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - June 30, 2015 and December 31, 2014	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2015 and 2014	5
Consolidated Statement of Stockholders’ Equity Six Months ended June 30, 2015	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2015 and 2014	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risk	20
Item 4. Controls and Procedures	20
PART II. Other Information
Item 6. Exhibits	21
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands)
ASSETS

Cash and Cash Equivalents	$130,214	$2,071
Accounts Receivable:
Oil and gas sales	26,995	32,849
Joint interest operations	4,921	16,192
Derivative Financial Instruments	627	—
Assets Held for Sale	103,368	—
Other Current Assets	2,505	10,105
Total current assets	268,630	61,217
Property and Equipment:
Unevaluated oil and gas properties	85,525	201,459
Oil and gas properties, successful efforts method	4,266,725	4,282,088
Other	19,477	19,630
Accumulated depreciation, depletion and amortization	(2,459,920)	(2,305,008)
Net property and equipment	1,911,807	2,198,169
Other Assets	24,821	14,951
	$2,205,258	$2,274,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$60,806	$117,329
Current Deferred Income Taxes Payable	220	—
Accrued Liabilities	49,700	44,842
Total current liabilities	110,726	162,171
Long-term Debt	1,379,434	1,070,445
Deferred Income Taxes	41,908	154,547
Reserve for Future Abandonment Costs	14,935	14,900
Other Non-Current Liabilities	—	2,002
Total liabilities	1,547,003	1,404,065
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,727,516 and 46,858,415 shares outstanding at June 30, 2015 and December 31, 2014, respectively	23,864	23,429
Additional paid-in capital	481,552	480,434
Retained earnings	152,839	366,409
Total stockholders’ equity	658,255	870,272
	$2,205,258	$2,274,337

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:	(In thousands, except per share amounts)
Oil sales	$51,124	$111,071	$97,077	$201,384
Natural gas sales	26,188	44,652	46,757	96,248
Total revenues	77,312	155,723	143,834	297,632

Operating expenses:
Production taxes	3,807	6,467	6,781	12,068
Gathering and transportation	3,260	3,138	6,113	6,914
Lease operating	17,827	13,980	32,963	29,041
Exploration	23,040	—	65,269	—
Depreciation, depletion and amortization	90,573	94,539	182,462	183,413
General and administrative	7,176	9,614	15,142	17,983
Impairment of oil and gas properties	1,984	256	2,387	256
Loss on sale of oil and gas properties	111,830	—	111,830	—
Total operating expenses	259,497	127,994	422,947	249,675

Operating income (loss)	(182,185)	27,729	(279,113)	47,957

Other income (expenses):
Interest income	142	—	170	—
Net gain on extinguishment of debt	7,267	—	4,532	—
Gain (loss) on derivative financial instruments	627	(9,850)	627	(14,796)
Other income	214	39	473	290
Interest expense	(33,807)	(14,767)	(54,561)	(28,447)

Total other income (expenses)	(25,557)	(24,578)	(48,759)	(42,953)

Income (loss) before income taxes	(207,742)	3,151	(327,872)	5,004
Benefit from (provision for) income taxes	72,674	(1,253)	114,302	(1,941)
Net income (loss)	$(135,068)	$1,898	$(213,570)	$3,063

Net income (loss) per share:
Basic	$(2.93)	$0.04	$(4.64)	$0.06
Diluted	$(2.93)	$0.04	$(4.64)	$0.06

Dividends per common share	$—	$0.125	$—	$0.250

Weighted average shares outstanding:
Basic	46,122	46,633	46,075	46,616
Diluted	46,122	46,991	46,075	46,918

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)

Balance at January 1, 2015	46,858	$23,429	$480,434	$366,409	$870,272
Stock-based compensation	948	474	3,508	—	3,982
Restricted stock used for tax withholdings	(78)	(39)	(487)	—	(526)
Excess income taxes from stock-based compensation	—	—	(1,903)	—	(1,903)
Net loss	—	—	—	(213,570)	(213,570)
Balance at June 30, 2015	47,728	$23,864	$481,552	$152,839	$658,255

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(213,570)	$3,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of oil and gas properties	111,830	—
Deferred income taxes	(114,785)	1,904
Leasehold impairments and other exploration costs	65,269	—
Impairment of oil and gas properties	2,387	256
Depreciation, depletion and amortization	182,462	183,413
(Gain) loss on derivative financial instruments	(627)	14,796
Settlements of derivative financial instruments	—	(5,334)
Net gain on extinguishment of debt	(4,532)	—
Amortization of debt discount, premium and issuance costs	2,564	2,183
Stock-based compensation	3,982	4,997
Excess income taxes from stock-based compensation	1,903	1,019
(Increase) decrease in accounts receivable	17,125	(29,405)
(Increase) decrease in other current assets	7,600	(796)
Increase (decrease) in accounts payable and accrued liabilities	(37,370)	29,199
Net cash provided by operating activities	24,238	205,295
Cash Flows From Investing Activities:
Capital expenditures	(197,263)	(362,351)
Cash used for investing activities	(197,263)	(362,351)
Cash Flows from Financing Activities:
Borrowings	740,000	275,750
Principal payments on debt	(420,288)	(100,000)
Debt issuance costs	(16,115)	(2,517)
Tax withholdings related to restricted stock	(526)	(2,349)
Excess income taxes from stock-based compensation	(1,903)	(1,019)
Dividends paid	—	(11,963)
Net cash provided by financing activities	301,168	157,902

Net increase in cash and cash equivalents	128,143	846
Cash and cash equivalents, beginning of period	2,071	2,967
Cash and cash equivalents, end of period	$130,214	$3,813

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of June 30, 2015, the related results of operations for the three months and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. Net income (loss) and comprehensive income (loss) are the same in all periods presented.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months and six months ended June 30, 2015 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

Assets Held for Sale

At June 30, 2015, the Company reflected certain of its oil and gas properties located in and near Burleson County, Texas as assets held for sale in the accompanying consolidated balance sheet.  In June 2015, Comstock entered into an agreement to sell these properties to a third party for approximately $115.0 million, subject to customary purchase price adjustments and other customary closing conditions.  This sale closed on July 22, 2015 with an effective date of May 1, 2015.  At June 30, 2015, these assets were reflected on the balance sheet at a carrying value of $103.4 million, representing their net realizable value.  Under the terms of certain of the Company’s debt instruments, the net proceeds from the sale have to be reinvested in oil and gas acquisition, development or exploration activities or used for debt retirement.  The Company has recognized a loss on this pending sale of $111.8 million in the three months and six months ended June 30, 2015 operating results.  The asset retirement obligation related to these properties of $0.6 million is included in accrued liabilities in the Company's consolidated balance sheet.  Results of operations for these properties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Total oil and gas sales	$11,041	$1,467	$15,797	$2,485
Total operating expenses(1)	(14,152)	(1,161)	(65,914)	(1,892)
Operating income (loss)	$(3,111)	$306	$(50,117)	$593

(1)	Includes direct operating expenses, depreciation, depletion and amortization and exploration expense. Excludes interest expense and general and administrative expenses.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. For the three months and six months ended June 30, 2015, the Company recognized impairment charges in exploration expense of $23.1 million and $63.5 million, respectively, related to certain leases that the Company currently does not plan to develop. There were no impairments of unproved property during the three months and six months ended June 30, 2014.

The Company also assesses the need for an impairment of the capitalized costs for its oil and gas properties on a property basis. The Company recognized impairment charges of $2.4 million and $0.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  The net book value of the Company's Eagleville field in South Texas at June 30, 2015 was approximately $779.0 million.  As of June 30, 2015 there was no impairment of this property based on the Company's forward oil and gas pricing assumptions.  In its interim impairment review, the Company noted that a 7% decline in the future cash flow estimates for these properties could result in an impairment being recorded, absent other changes to reserve estimates for this property.  Crude oil future prices have declined by approximately 15% since June 30, 2015.  If the recording of an impairment charge becomes necessary for the Eagleville field properties as of September 30, 2015, it is possible that the amount of such charge could be at least $325.0 million.

In January 2015, the Company purchased a 20% interest in an airplane that previously had been owned 80% by the Company and 20% by two executive officers of the Company.  The purchase price for the 20% interest of $1.7 million was based on the then fair market value of the airplane determined by a third party.  This related party transaction was approved by the Company's audit committee and board of directors.

Accrued Liabilities

Accrued liabilities at June 30, 2015 and December 31, 2014 consist of the following:

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Accrued drilling costs	$7,502	$26,269
Accrued interest	30,062	9,011
Accrued ad valorem taxes	3,000	—
Accrued rig termination fees	296	2,600
Other accrued liabilities	8,840	6,962
	$49,700	$44,842

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Future abandonment costs — beginning of period	$14,900	$14,534
Accretion expense	401	402
New wells placed on production	262	728
Liabilities settled and assets disposed of	(628)	(34)
Future abandonment costs — end of period	$14,935	$15,630

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

As of June 30, 2015, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Volume (Mmcf)	Contract Period
Price Swap Agreements	$3.20 per Mcf	3,600	July 2015 – June 2016

None of the Company's derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).  The Company recognized a gain of $0.6 million related to the change in fair value of its natural gas swap agreements during the three months and six months ended June 30, 2015.  The Company had losses of $9.9 million and $14.8 million related to its oil swap agreements during the three months and six months ended June 30, 2014, respectively. Cash settlements on derivative financial instruments were payments of $4.0 million and $5.3 million for the three months and six months ended June 30, 2014, respectively.  The estimated fair value and carrying value of the Company's derivative financial instruments was an asset of $0.6 million as of June 30, 2015, and was classified as a current asset.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended June 30, 2015 and 2014, the Company recognized $2.1 million and $2.7 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the six months ended June 30, 2015 and 2014, the Company recognized $4.0 million and $5.0 million, respectively, of stock based compensation expense within general and administrative expenses.

During the six months ended June 30, 2015, the Company granted 1,010,371 shares of restricted stock with a grant date fair value of $5.4 million or $5.34 per share to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of June 30, 2015, Comstock had 1,577,642 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $9.90 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $15.6 million as of June 30, 2015 is expected to be recognized over a period of 1.9 years.

During the six months ended June 30, 2015, the Company granted 471,249 performance share units ("PSUs") with a grant date fair value of $2.1 million or $4.38 per unit to its employees. As of June 30, 2015, Comstock had 669,604 PSUs outstanding at a weighted average grant date fair value of $9.13 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,400,173 shares of common stock. Total unrecognized compensation cost related to these grants of $6.1 million as of June 30, 2015 is expected to be recognized over a period of 2.0 years.

As of June 30, 2015, Comstock had outstanding options to purchase 104,150 shares of common stock at a weighted average exercise price of $32.95 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of June 30, 2015. No stock options were exercised during the three months or six months ended June 30, 2015 or 2014.

Income Taxes

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Current provision	$420	$23	$483	$37
Deferred provision (benefit)	(73,094)	1,230	(114,785)	1,904
Provision for (benefit from) income taxes	$(72,674)	$1,253	$(114,302)	$1,941

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

The difference between the Company's customary rate of 35% and the effective tax rate on income before income taxes is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
State income taxes net of federal benefit and valuation allowance	0.2	(0.4)	—	(0.3)
Nondeductible stock-based compensation	(0.1)	4.2	(0.1)	3.3
Other	(0.1)	1.0	—	0.8
Effective tax rate	35.0%	39.8%	34.9%	38.8%

The Company's federal income tax returns for the years subsequent to December 31, 2010, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2009. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company's financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Future use of the Company’s federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of Comstock's net operating loss carryforwards being eliminated or becoming restricted, and the Company would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. The Company may also need to recognize additional valuation allowances on its net operating loss carryforwards in future periods if it incurs significant losses and accordingly a tax benefit may not be recognized on such losses.

Fair Value Measurements

The Company holds or has held certain items that are required to be measured at fair value. These include cash and cash equivalents held in bank accounts and derivative financial instruments in the form of oil and natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company's valuation of cash and cash equivalents is a Level 1 measurement. The Company's oil price swap agreements are not traded on a public exchange. Their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement.

The following table summarizes financial assets and liabilities accounted for at fair value as of June 30, 2015:

	Carrying Value Measured at Fair Value at June 30, 2015	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$130,214	$130,214	$—
Derivative financial instruments	627	—	627
Total assets	$130,841	$130,214	$627

As of June 30, 2015, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.4 billion and a fair value of $937.2 million.  The fair market value of the Company's fixed rate debt was based on quoted prices as of June 30, 2015, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings (loss) per share for the three months and six months ended June 30, 2015 and 2014 were determined as follows:

	Three Months Ended June 30,
	2015			2014
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss)	$(135,068)			$1,898
Income allocable to unvested stock grants	—			(153)
Basic net income (loss) attributable to common stock	$(135,068)	46,122	$(2.93)	$1,745	46,633	$0.04
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	358
Diluted net income (loss) attributable to common stock	$(135,068)	46,122	$(2.93)	$1,745	46,991	$0.04

	Six Months Ended June 30,
	2015			2014
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss)	$(213,570)			$3,063
Income allocable to unvested stock grants	—			(293)
Basic net income (loss) attributable to common stock	$(213,570)	46,075	$(4.64)	$2,770	46,616	$0.06
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	302
Diluted net income (loss) attributable to common stock	$(213,570)	46,075	$(4.64)	$2,770	46,918	$0.06

At June 30, 2015 and December 31, 2014, 1,577,642 and 1,207,527 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Unvested restricted stock	1,545	1,222	1,356	1,168

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands except per share/unit data)
Weighted average stock options	104	115	108	115
Weighted average exercise price per share	$32.95	$32.90	$32.95	$32.90
Weighted average performance share units	670	—	612	—
Weighted average grant date fair value per unit	$9.13	$—	$9.13	$—

For the three months and six months ended June 30, 2014, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. All stock options and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months and six months ended June 30, 2015 due to the net loss in the periods.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, the Company's cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash Payments:
Interest payments	$31,836	$28,907
Income tax payments	$11	$1,408

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $2.6 million for the three months ended June 30, 2014 and $0.9 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively, which reduced interest expense.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is not permitted and entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company has elected to not adopt ASU 2014-15 early and does not expect adoption of ASU 2014-15 to have any impact on its consolidated financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  ASU 2015-03 is effective for annual periods ending after December 15, 2015 and interim periods thereafter. Early adoption is permitted. The Company The Company has elected to not adopt ASU 2015-03 early and does not expect adoption of ASU 2015-03 to have a material impact on its consolidated financial condition or results of operations.

(2) STOCKHOLDERS’ EQUITY –

The Company did not pay dividends during the six months ended June 30, 2015, but paid dividends of $12.0 million during the six months ended June 30, 2014. In 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. The Company did not make any purchases under this plan during the six months ended June 30, 2015 or 2014, and future repurchases under this plan are limited under the terms of the Company’s outstanding debt.

(3) LONG-TERM DEBT –

At June 30, 2015, long-term debt was comprised of:

(In thousands)
7 3⁄4 % Senior Notes due 2019	$404,397
10 % Senior Secured Notes due 2020	700,000
9 1⁄2% Senior Notes due 2020	275,037
$1,379,434

In March 2015, Comstock issued $700.0 million of 10% senior secured notes (the “Secured Notes”) which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire the Company’s bank credit facility and for general corporate purposes.  Comstock also has outstanding (i) $400.0 million of 7¾% senior notes (the “2019 Notes”) which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $283.2 million of 9½% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first-priority basis equally and ratably with the Company’s revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of the Company's and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and the 2020 Notes are general obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.  As of June 30, 2015, Comstock had no material assets or operations which are independent of its subsidiaries.

During the six months ended June 30, 2015, the Company purchased $16.8 million in principal amount of the 2020 Notes for $7.8 million.  The gain of $8.2 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with the Company's bank credit facility of $3.7 million are included in the net gain on extinguishment of debt, which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, Comstock entered into a new $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A.  The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of Comstock’s  and its subsidiaries’ assets.  Borrowings under the revolving credit facility bear interest, at Comstock’s option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company’s ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of June 30, 2015.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs.  As of June 30, 2015, the Company had commitments for contracted drilling services through November 2015 of $3.8 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2015 totaled $8.1 million.

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

The prices for crude oil and natural gas have been highly volatile recently, and we are currently experiencing a period of low prices primarily due to an oversupply of crude oil and natural gas.  If these low prices continue, we will continue to experience lower revenues and cash flows until these prices improve.  We expect our oil production to continue to decline until we resume drilling on these properties.  We expect our natural gas production to increase through our 2015 drilling and recompletion program on our Haynesville shale properties.  We may also recognize further impairments of our producing oil and gas properties if oil and natural gas prices remain low and as a result the expected future cash flows from these properties becomes insufficient to recover their carrying value.  In addition we may recognize additional impairments of our unevaluated oil and gas properties should we determine that we no longer intend to retain these properties for future oil and natural gas development.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis. The net book value of our Eagleville field in South Texas at June 30, 2015 was approximately $779.0 million.  As of June 30, 2015 there was no impairment of this property based on our forward oil and gas pricing assumptions.  In our interim impairment review, we noted that a 7% decline in the future cash flow estimates for these properties could result in an impairment being recorded, absent other changes to reserve estimates for this property.  Crude oil future prices have declined by approximately 15% since June 30, 2015.  If the recording of an impairment charge becomes necessary for the Eagleville field properties as of September 30, 2015, it is possible that the amount of such charge could be at least $325.0 million.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	924	1,112	1,960	2,047
Natural gas (Mmcf)	11,073	10,102	19,273	21,081
Natural gas equivalent (Mmcfe)	16,616	16,773	31,034	33,362
Revenues:
Oil sales	$51,124	$111,071	$97,077	$201,384
Natural gas sales	26,188	44,652	46,757	96,248
Total oil and gas sales	$77,312	$155,723	$143,834	$297,632
Expenses:
Production taxes	$3,807	$6,467	$6,781	$12,068
Gathering and transportation	3,260	3,138	6,113	6,914
Lease operating(1)	17,827	13,980	32,963	29,041
Exploration expense	23,040	—	65,269	—
Depreciation, depletion and amortization	90,573	94,539	182,462	183,413
Average Sales Price:
Natural gas (per Mcf)	$2.37	$4.42	$2.43	$4.57
Oil (per Bbl)	$55.34	$99.90	$49.53	$98.39
Average equivalent (Mcfe)	$4.65	$9.28	$4.63	$8.92
Expenses ($ per Mcfe):
Production taxes	$0.23	$0.39	$0.22	$0.36
Gathering and transportation	$0.20	$0.19	$0.20	$0.21
Lease operating(1)	$1.07	$0.83	$1.06	$0.87
Depreciation, depletion and amortization(2)	$5.43	$5.62	$5.86	$5.48

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales decreased $78.4 million (50%) in the second quarter of 2015 to $77.3 million from $155.7 million in the second quarter of 2014 primarily due to the decline in oil and natural gas prices. Oil sales in the second quarter of 2015 decreased by $59.9 million (54%) from 2014 and our natural gas sales decreased by $18.5 million (41%) from 2014. The decrease in oil sales was principally attributable to the 17% decrease in our oil production and the 45% decrease in realized oil prices. Our natural gas production increased by 10% from the second quarter of 2014 while our realized natural gas price decreased by 46%.  Our successful natural gas drilling program in 2015 is driving the increase in our natural gas production.

In the first six months of 2015, our oil and natural gas sales decreased by $153.8 million (52%) to $143.8 million from $297.6 million in the first six months of 2014.  Oil sales in the first six months of 2015 decreased by $104.3 million (52%) from 2014 while our natural gas sales decreased by $49.5 million (51%) from 2014.  The decrease in oil sales is attributable to the decline in realized oil prices and slightly lower production.  Our natural gas production decreased by 9% from 2014 whiles our realized natural gas price decreased by 47%.

Costs and Expenses –

Production taxes decreased $2.7 million to $3.8 million for the second quarter of 2015 from $6.5 million in the second quarter of 2014. Production taxes of $6.8 million for the first six months of 2015 decreased $5.3 million as compared with production taxes of $12.1 million for the first six months of 2014.  These decreases are mainly related to our lower oil and gas sales in 2015.

Gathering and transportation costs for the second quarter of 2015 increased $0.2 million to $3.3 million as compared to $3.1 million in the second quarter of 2014. Gathering and transportation costs for the first six months of 2015 decreased $0.8 million to $6.1 million as compared to $6.9 million for the first six months of 2014.  The changes in our gathering and transportation costs primarily reflect our natural gas volumes, which increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, but which are down slightly in the first six months of 2015 as compared to the first six months of 2014.

Our lease operating expenses of $17.8 million for the second quarter of 2015 increased $3.8 million (28%) from operating expenses of $14.0 million for the second quarter of 2014. Our lease operating expense for the first six months of 2015 of $33.0 million increased $4.0 million or 14% from our lease operating expense of $29.0 million for the first six months of 2014.  Our lease operating expense of $1.06 per Mcfe produced for the six months ended June 30, 2015 was $0.19 per Mcfe higher than the lease operating expense per Mcfe for the same period in 2014.  This increase primarily reflects increased lifting costs associated with our oil wells put onto production in 2014 as well as additional costs incurred related to the installation of artificial lift on many of our oil wells.

Exploration costs of $23.0 million and $65.3 million in the three and six months ended June 30, 2015 primarily include impairments of unevaluated leases and rig termination fees.

Depreciation, depletion and amortization ("DD&A") decreased $3.9 million (4%) to $90.6 million in the second quarter of 2015 from $94.5 million in the second quarter of 2014. Our DD&A per equivalent Mcf produced decreased $0.19 (3%) to $5.43 for the three months ended June 30, 2015 from $5.62 for the three months ended June 30, 2014. The lower rate in the second quarter of 2015 reflects the lower finding costs of natural gas wells drilled in 2015.  DD&A for the first six months of 2015 of $182.5 million was essentially unchanged from DD&A expense of $183.4 million for the six months ended June 30, 2014.  For the first six months of 2015, our per unit DD&A rate of $5.86 increased $0.38 (7%) from our DD&A rate of $5.48 for the first six months of 2014.  The higher DD&A rate per Mcfe primarily reflects the higher capitalized costs related to oil wells drilled in 2014 and 2015.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $7.2 million for the second quarter of 2015 from $9.6 million in the second quarter of 2014. Included in general and administrative expenses are stock-based compensation of $2.1 million and $2.7 million for the three months ended June 30, 2015 and 2014, respectively. For the first six months of 2015, general and administrative expenses of $15.1 million decreased $2.9 million (16%) from general and administrative expenses for the six months ended June 30, 2014 of $18.0 million.  Included in general and administrative expense is stock-based compensation of $4.0 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.  The lower general and administrative costs are attributable to a reduction in personnel and related compensation costs in 2015.

Interest expense increased $19.0 million to $33.8 million for the second quarter of 2015 from interest expense of $14.8 million in the second quarter of 2014. We capitalized no interest during the three months ended June 30, 2015 and we capitalized interest of $2.6 million during the three months ended June 30, 2014.  Interest expense increased $26.2 million to $54.6 million for the first six months of 2015 from interest expense of $28.4 million in the first six months of 2014.  We capitalized interest of $0.9 million and $4.8 million on our unevaluated properties during the six months ended June 30, 2015 and 2014, respectively.  In addition to the lower capitalized interest, these increases are primarily related to the increase in debt outstanding during 2015, including the issuance of $700.0 million of senior secured notes in March, 2015.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  During the three months ended June 30, 2015, we entered into new natural gas price swaps covering the period July 1, 2015 through June 30, 2016.  Gains related to our natural gas derivative financial instruments were $0.6 million for the three months and six months ended June 30, 2015.  In 2014 we had crude oil price swaps that covered a portion of our production.  Losses related to our oil derivative financial instruments were $9.9 million and $14.8 million in the three months and six months ended June 30, 2014, respectively.  The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average Realized Oil Price:
Oil, per barrel	$55.34	$99.90	$49.53	$98.39
Cash settlements of derivative financial instruments, per barrel	—	(3.63)	—	(2.61)
Price per barrel, including cash settlements of derivative financial instruments	$55.34	$96.27	$49.53	$95.78

We recognized a loss of $111.8 million related to the pending sale of certain oil and gas properties during the three months ended June 30, 2015.  This loss adjusted the carrying value of these assets held for sale to their net realizable value as of June 30, 2015.

Income taxes for the second quarter of 2015 were a benefit of $72.7 million as compared to a provision of $1.3 million for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was a benefit of 35.0% as compared to a provision of 39.8% for the three months ended June 30, 2014. Income taxes for the six months ended June 30, 2015 were a benefit of $114.3 million as compared to a provision of $1.9 million for the six months ended June 30, 2014.  Our effective tax rate was 34.9% for the first six months of 2015 as compared to 38.8% for the first six months of 2014.  The effective tax rates for 2015 and 2014 primarily reflect the effect of certain non-deductible expenses.

We reported a net loss of $135.1 million, or $2.93 per share, for the three months ended June 30, 2015 as compared to net income of $1.9 million, or $0.04 per diluted share, for the three months ended June 30, 2014. We reported a net loss of $213.6 million, or $4.64 per share, for the six months ended June 30, 2015, as compared to net income of $3.1 million, or 6¢ per diluted share, for the six months ended June 30, 2014.  The net loss in the six months ended June 30, 2015 was primarily due to the loss on sale of oil and gas properties, lower oil and natural gas prices, higher exploration costs and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2015, our primary source of funds were cash provided by operating activities of $24.0 million, net borrowings of $40.0 million under our bank credit facility and net proceeds from our senior secured notes offering of $684.0 million. Our net cash flow from operating activities (excluding working capital changes) decreased $170.3 million (83%) in the first six months of 2015 to $35.0 million from $205.3 million for the first six months of 2014.  This decrease primarily reflects our lower revenues from oil and natural gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2015, we incurred capital expenditures, on an accrual basis, of $176.6 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	(In thousands)
Exploration and development:
Proved property acquisitions	$—		$2,400
Exploratory leasehold	6,928		47,595
Development leasehold	377		2,832
Development drilling	155,828		231,398
Exploratory drilling	11,521		16,738
Other development	1,993		7,308
Total capital expenditures	$176,647	(1)	$308,271	(1)

(1)	Net of $0.5 million and $16.5 million received from joint venture partner for participation in drilling activity for the six months ended June 30, 2015 and June 30, 2014, respectively.

We expect to spend approximately $68.0 million for developmental and exploratory drilling and for acquisition of leases during the remaining six months of 2015. We expect to fund our development and exploration activities with operating cash flow and from cash on hand.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. In March 2015, we released one of the contracted drilling rigs for the payment of a $1.8 million early termination fee.  As of June 30, 2015, we have one drilling rig under contract through November 2015 at a cost of $3.8 million. In addition, we have maximum commitments of $8.1 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2019. We record a separate liability for these asset retirement obligations which totaled $14.9 million as of June 30, 2015.

In March 2015, we issued $700.0 million of 10% senior secured notes (the "Secured Notes") which are due on March 15, 2020.  Interest on the Secured Notes is payable semi-annually on each March 15 and September 15.  Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire our bank credit facility and for general corporate purposes.  We also have outstanding (i) $400.0 million of 7¾% senior notes (the "2019 Notes") which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $283.2 million of 9½% senior notes (the "2020 Notes") which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The Secured Notes are secured on a first priority basis equally and ratably with our revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of our and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and 2020 Notes are our general obligations and are guaranteed by all of our subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations.  There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans.    As of June 30, 2015, we had no material assets or operations which are independent of our subsidiaries.

During the six months ended June 30, 2015, we purchased $16.8 million in principal amount of the 2020 Notes for $7.8 million.  The gain of $8.2 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with our prior bank credit facility of $3.7 million are included in the net gain on extinguishment of debt, which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, we entered into a new $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is secured by substantially all of our and our subsidiaries' assets and is guaranteed by all of our subsidiaries. Borrowings under the revolving credit facility bear interest at our option at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of June 30, 2015.

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

Federal Taxation

Future use of our federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. We may also need to recognize additional valuation allowances on our net operating loss carryforwards in future periods if we incur significant losses and accordingly a tax benefit may not be recognized on such losses.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2015, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $1.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.9 million.

Interest Rates

At June 30, 2015, we had approximately $1.383 billion of long-term debt outstanding. Of this amount, $700.0 million bears interest at a fixed rate of 10%, $400.0 million bears interest at a fixed rate of 7¾% and $283.2 million bears interest at a fixed rate of 9½%. The fair market value of our fixed rate debt as of June 30, 2015 was $937.2 million based on the market price of approximately 68% of the face amount. At June 30, 2015, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*

Amendment and Waiver To Credit Agreement, dated June 19, 2015, among Comstock Resources, Inc., as the borrower, Bank of Montreal as Administrative Agent and Issuing Bank and Lender, and Bank and Bank of America, N.A. as a Lender.

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

COMSTOCK RESOURCES, INC.
Date: August 5, 2015	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: August 5, 2015	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)