Form 10-Q
period 2015-09-30
COMSTOCK RESOURCES INC
filed 2015-11-05
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of November 5, 2015 was 47,720,176.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2015

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - September 30, 2015 and December 31, 2014	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2015 and 2014	5
Consolidated Statement of Stockholders’ Equity Nine Months ended September 30, 2015	6
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2015 and 2014	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	22
PART II. Other Information
Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands)
ASSETS

Cash and Cash Equivalents	$163,840	$2,071
Accounts Receivable:
Oil and gas sales	19,680	32,849
Joint interest operations	4,084	16,192
Derivative Financial Instruments	1,314	—
Other Current Assets	2,933	10,105
Total current assets	191,851	61,217
Property and Equipment:
Unevaluated oil and gas properties	80,449	201,459
Oil and gas properties, successful efforts method	4,299,265	4,282,088
Other	19,515	19,630
Accumulated depreciation, depletion and amortization	(3,083,879)	(2,305,008)
Net property and equipment	1,315,350	2,198,169
Other Assets	22,473	14,951
	$1,529,674	$2,274,337

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$51,213	$117,329
Accrued Liabilities	39,764	44,842
Total current liabilities	90,977	162,171
Long-term Debt	1,297,312	1,070,445
Deferred Income Taxes	10,981	154,547
Reserve for Future Abandonment Costs	15,106	14,900
Other Non-Current Liabilities	—	2,002
Total liabilities	1,414,376	1,404,065
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.50 par, 75,000,000 shares authorized, 47,725,176 and 46,858,415 shares outstanding at September 30, 2015 and December 31, 2014, respectively	23,863	23,429
Additional paid-in capital	483,592	480,434
Accumulated earnings (deficit)	(392,157)	366,409
Total stockholders’ equity	115,298	870,272
	$1,529,674	$2,274,337

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:	(In thousands, except per share amounts)
Oil sales	$27,706	$107,899	$124,783	$309,283
Natural gas sales	33,654	37,084	80,411	133,332
Total revenues	61,360	144,983	205,194	442,615

Operating expenses:
Production taxes	2,170	6,369	8,951	18,437
Gathering and transportation	3,729	3,125	9,842	10,039
Lease operating	16,687	15,858	49,650	44,899
Exploration	5,040	11,449	70,309	11,449
Depreciation, depletion and amortization	79,445	99,977	261,907	283,390
General and administrative	5,653	7,927	20,795	25,910
Impairment of oil and gas properties	544,714	15	547,101	271
(Gain) loss on sale of oil and gas properties	(52)	—	111,778	—
Total operating expenses	657,386	144,720	1,080,333	394,395

Operating income (loss)	(596,026)	263	(875,139)	48,220

Other income (expenses):
Interest income	138	—	308	—
Net gain on extinguishment of debt	51,054	—	55,586	—
Gain (loss) on derivative financial instruments	1,078	12,033	1,705	(2,763)
Other income	273	223	746	513
Interest expense	(32,159)	(14,912)	(86,720)	(43,359)

Total other income (expenses)	20,384	(2,656)	(28,375)	(45,609)

Income (loss) before income taxes	(575,642)	(2,393)	(903,514)	2,611
Benefit from (provision for) income taxes	30,646	490	144,948	(1,451)
Net income (loss)	$(544,996)	$(1,903)	$(758,566)	$1,160

Net income (loss) per share:
Basic	$(11.81)	$(0.04)	$(16.45)	$0.02
Diluted	$(11.81)	$(0.04)	$(16.45)	$0.02

Dividends per common share	$—	$0.125	$—	$0.375

Weighted average shares outstanding:
Basic	46,150	46,651	46,100	46,628
Diluted	46,150	46,651	46,100	46,948

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2015	46,858	$23,429	$480,434	$366,409	$870,272
Stock-based compensation	945	473	5,588	—	6,061
Restricted stock used for tax withholdings	(78)	(39)	(487)	—	(526)
Excess income taxes from stock-based compensation	—	—	(1,943)	—	(1,943)
Net loss	—	—	—	(758,566)	(758,566)
Balance at September 30, 2015	47,725	$23,863	$483,592	$(392,157)	$115,298

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(758,566)	$1,160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sale of oil and gas properties	111,778	—
Deferred income taxes	(146,118)	1,487
Leasehold impairments, dry hole costs and other exploration costs	70,309	11,449
Impairment of oil and gas properties	547,101	271
Depreciation, depletion and amortization	261,907	283,390
(Gain) loss on derivative financial instruments	(1,705)	2,763
Settlements of derivative financial instruments	391	(5,702)
Net gain on extinguishment of debt	(55,586)	—
Amortization of debt discount, premium and issuance costs	3,952	3,140
Stock-based compensation	6,061	7,842
Excess income taxes from stock-based compensation	1,943	1,087
(Increase) decrease in accounts receivable	25,277	(20,257)
(Increase) decrease in other current assets	7,292	(1,561)
Increase (decrease) in accounts payable and accrued liabilities	(50,560)	43,914
Net cash provided by operating activities	23,476	328,983
Cash Flows From Investing Activities:
Capital expenditures	(232,896)	(502,362)
Proceeds from asset sales	102,674	—
Net cash used for investing activities	(130,222)	(502,362)
Cash Flows from Financing Activities:
Borrowings	790,000	300,750
Principal payments on debt	(502,815)	(100,000)
Debt issuance costs	(16,201)	(2,524)
Tax withholdings related to restricted stock	(526)	(2,349)
Excess income taxes from stock-based compensation	(1,943)	(1,087)
Dividends paid	—	(17,945)
Net cash provided by financing activities	268,515	176,845

Net increase in cash and cash equivalents	161,769	3,466
Cash and cash equivalents, beginning of period	2,071	2,967
Cash and cash equivalents, end of period	$163,840	$6,433

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2015, the related results of operations for the three months and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. Net income (loss) and comprehensive income (loss) are the same in all periods presented.   All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the three months and nine months ended September 30, 2015 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company recognized impairment charges in exploration expense of $5.1 million and $68.6 during the three and nine months ended September 30, 2015, respectively, related to certain leases that the Company currently does not plan to develop. There were no impairments of unproved property in the first nine months of 2014.

The Company also assesses the need for an impairment of the capitalized costs for its oil and gas properties on a property basis. During the three months ended September 30, 2015, reductions to management's oil and natural gas price outlook resulted in indications of impairment of the Company's oil properties in South Texas and certain natural gas properties in Texas and Louisiana.  Accordingly, the Company recognized an impairment of $544.7 million and $547.1 million for the three months and nine months ended September 30, 2015, respectively, to reduce the carrying value of these properties to their estimated fair value.

The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk adjusted probable reserves.  Undrilled acreage can also be valued based on sales transactions in comparable areas. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for oil and natural gas prices, production costs, capital expenditures, and future production as well as estimated proved reserves and risk-adjusted probable reserves. Management's oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.

The following table presents the fair value and impairments recorded by the Company during the three months ended September 30, 2015, as well as the average oil price per barrel and gas price per thousand cubic feet over the life of the properties and the applicable discount rates utilized in the Company's assessments:

	Fair Value	Impairment	Management's Price Outlook		Annual Discount Rate
			Oil	Gas
	(In thousands)		(Per barrel)	(Per Mcf)
Oil properties	$330,257	$405,308	$73.70	$4.04	10%
Natural gas properties	$61,625	$139,406	$75.91	$3.91	10%

It is reasonably possible that the Company's estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable and possible oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, or if in the future the Company does not have access to sufficient capital to develop all of its proved and risk-adjusted probable  reserves used in its assessment, there may be further impairments in the carrying values of these or other properties.

During the three months ended September 30, 2015, the Company completed the sale of certain oil and gas properties located in and near Burleson County, Texas.  The Company received net proceeds of $102.7 million and recognized a net loss on sale of $111.8 million.  Results of operations for these properties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Total oil and gas sales	$2,239	$4,170	$18,036	$6,655
Total operating expenses(1)	(337)	(14,735)	(66,251)	(16,627)
Operating income (loss)	$1,902	$(10,565)	$(48,215)	$(9,972)

(1)	Includes direct operating expenses, depreciation, depletion and amortization and exploration expense. Excludes interest expense and general and administrative expenses.

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

Accrued Liabilities

Accrued liabilities at September 30, 2015 and December 31, 2014 consist of the following:

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Accrued drilling costs	$4,492	$26,269
Accrued interest	23,796	9,011
Accrued ad valorem taxes	4,500	—
Current deferred income taxes payable	460	—
Accrued rig termination fees	—	2,600
Other accrued liabilities	6,516	6,962
	$39,764	$44,842

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Future abandonment costs — beginning of period	$14,900	$14,534
Accretion expense	600	615
New wells placed on production	309	1,045
Liabilities settled and assets disposed of	(703)	(76)
Future abandonment costs — end of period	$15,106	$16,118

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

Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. All of Comstock's derivative financial instruments are with parties that are lenders under its bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums.

As of September 30, 2015, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (Mmcf)	Contract Period
Price Swap Agreements	$3.20 per Mcf	2,700	October 2015 – June 2016

None of the Company's derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized a gain of $1.1 million and $1.7 million related to the change in fair value of its natural gas swap agreements during the three months and nine months ended September 30, 2015, respectively.  Cash settlements on natural gas derivative financial instruments were receipts of $0.4 million for the three months and nine months ended September 30, 2015, respectively.  The Company had gains of $12.0 million and losses of $2.8 million related to its oil swap agreements during the three months and nine months ended September 30, 2014, respectively. Cash settlements on oil derivative financial instruments were payments of $0.4 million and $5.7 million for the three months and nine months ended September 30, 2014, respectively. The estimated fair value and carrying value of the Company's derivative financial instruments was an asset of $1.3 million as of September 30, 2015, and was classified as a current asset. There were no derivative financial instruments outstanding on December 31, 2014.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2015 and 2014, the Company recognized $2.1 million and $2.8 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the nine months ended September 30, 2015 and 2014, the Company recognized $6.1 million and $7.8 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the nine months ended September 30, 2015, the Company granted 1,010,371 shares of restricted stock with a grant date fair value of $5.4 million or $5.34 per share to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of September 30, 2015, Comstock had 1,575,302 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $9.90 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $6.6 million as of September 30, 2015 is expected to be recognized over a period of 1.5 years.

During the nine months ended September 30, 2015, the Company granted 471,249 performance share units ("PSUs") with a grant date fair value of $2.1 million, or $4.38 per unit, to its employees. As of September 30, 2015, Comstock had 669,604 PSUs outstanding at a weighted average grant date fair value of $9.13 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,400,173 shares of common stock. Total unrecognized compensation cost related to these grants of $2.6 million as of September 30, 2015 is expected to be recognized over a period of 1.9 years.

As of September 30, 2015, Comstock had outstanding options to purchase 102,650 shares of common stock at a weighted average exercise price of $32.94 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of September 30, 2015. No stock options were exercised during the three months or nine months ended September 30, 2015 or 2014.

Income Taxes

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized and, therefore, has established a valuation allowance of $178.6 million and $71.6 million against its net federal deferred tax assets and state deferred tax assets, respectively, at September 30, 2015. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Current provision	$687	$(73)	$1,170	$(36)
Deferred provision (benefit)	(31,333)	(417)	(146,118)	1,487
Provision for (benefit from) income taxes	$(30,646)	$(490)	$(144,948)	$1,451

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company's effective tax rate and the 35% federal statutory rate is caused by non-deductible stock compensation, state taxes and the establishing of a valuation allowance on deferred taxes.  The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses.

The difference between the Company's customary rate of 35% and the effective tax rate on income (loss) before income taxes is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
State income taxes net of federal benefit	2.0	5.5	2.1	(5.5)
Nondeductible stock-based compensation	—	(15.1)	(0.1)	20.1
Valuation allowance on deferred tax assets – Federal	(31.0)	—	(19.8)	—
Valuation allowance on deferred tax asset – State	(0.7)	—	(1.2)	—
Other	—	(4.9)	—	6.0
Effective tax rate	5.3%	20.5%	16.0%	55.6%

The Company's federal income tax returns for the years subsequent to December 31, 2011, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2009. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company's financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period. Such a change in ownership could result in a substantial portion of Comstock's net operating loss carryforwards being eliminated or becoming restricted, and the Company may need to recognize an additional valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred.  The Company established a rights plan on October 1, 2015 to deter ownership changes that would trigger this limitation (see Note 5).

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

The following table summarizes financial assets and liabilities accounted for at fair value as of September 30, 2015:

	Carrying Value Measured at Fair Value at September 30, 2015	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$163,840	$163,840	$—
Derivative financial instruments	1,314	—	1,314
Total assets	$165,154	$163,840	$1,314

As of September 30, 2015, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.3 billion and a fair value of $645.6 million.  The fair market value of the Company's fixed rate debt was based on quoted prices as of September 30, 2015, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to three times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted earnings (loss) per share for the three months and nine months ended September 30, 2015 and 2014 were determined as follows:

	Three Months Ended September 30,
	2015			2014
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net loss	$(544,996)			$(1,903)
Income allocable to unvested stock grants	—			(151)
Basic net loss attributable to common stock	$(544,996)	46,150	$(11.81)	$(2,054)	46,651	$(0.04)
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	—
Diluted net loss attributable to common stock	$(544,996)	46,150	$(11.81)	$(2,054)	46,651	$(0.04)

	Nine Months Ended September 30,
	2015			2014
	Loss	Shares	Per Share	Income (Loss)	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss)	$(758,566)			$1,160
Income allocable to unvested stock grants	—			(444)
Basic net income (loss) attributable to common stock	$(758,566)	46,100	$(16.45)	$716	46,628	$0.02
Effect of dilutive securities:
Stock options	—	—		—	—
Performance share units	—	—		—	320
Diluted net income (loss) attributable to common stock	$(758,566)	46,100	$(16.45)	$716	46,948	$0.02

At September 30, 2015 and December 31, 2014, 1,575,302 and 1,207,527 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Unvested restricted stock	1,576	1,210	1,430	1,184

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands except per share/unit data)
Weighted average stock options	103	115	106	115
Weighted average exercise price per share	$32.94	$32.90	$32.98	$32.90
Weighted average performance share units	670	257	631	—
Weighted average grant date fair value per unit	$9.13	$20.71	$9.13	$—

For the nine months ended September 30, 2014, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. All stock options and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the three months ended September 30, 2014 and the three months and nine months ended September 30, 2015 due to the net loss in the periods.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, the Company's cash investments consisted of cash held in bank accounts.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Interest payments	$68,877	$30,914
Income tax payments	$77	$1,467

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $2.7 million for the three months ended September 30, 2014 and $0.9 million and $7.5 million for the nine months ended September 30, 2015 and 2014, respectively, which reduced interest expense.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted beginning with periods after December 15, 2016 and entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

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

(2) STOCKHOLDERS' EQUITY –

The Company did not pay dividends during the nine months ended September 30, 2015, but paid dividends of $17.9 million during the nine months ended September 30, 2014. In 2013, the Board of Directors approved an open market share repurchase plan which permits the Company to repurchase up to $100.0 million of its common stock on the open market. The Company did not make any purchases under this plan during the nine months ended September 30, 2015 or 2014, and future repurchases under this plan are limited under the terms of the Company's outstanding debt.

(3) LONG-TERM DEBT –

At September 30, 2015, long-term debt was comprised of:

(In thousands)
7 3⁄4 % Senior Notes due 2019	$391,496
10 % Senior Secured Notes due 2020	700,000
9 1⁄2% Senior Notes due 2020	205,816
$1,297,312

In March 2015, Comstock issued $700.0 million of 10% senior secured notes (the "Secured Notes") which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire the Company's bank credit facility and for general corporate purposes.  Comstock also has outstanding (i) $387.5 million of 7¾% senior notes (the "2019 Notes") which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $211.6 million of 9½% senior notes (the "2020 Notes") which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first-priority basis equally and ratably with the Company's revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of the Company's and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and the 2020 Notes are general obligations of Comstock and are guaranteed by all of Comstock's subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.  As of September 30, 2015, Comstock had no material assets or operations which are independent of its subsidiaries.

During the nine months ended September 30, 2015, the Company purchased $12.5 million in principal amount of the 2019 Notes and $88.4 million in principal amount of the 2020 Notes for $37.8 million.  The gain of $59.3 million recognized on the purchase of the 2019 Notes and 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with the Company's bank credit facility of $3.7 million are included in the net gain on extinguishment of debt, which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, Comstock entered into a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A.  The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of September 30, 2015.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs.  As of September 30, 2015, the Company had commitments for contracted drilling services through November 2015 of $1.3 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of September 30, 2015 totaled $7.1 million.

(5) SUBSEQUENT EVENTS –

On October 1, 2015, the Company entered into a net operating loss carryforwards ("NOLs") rights plan (the "Rights Plan") with American Stock Transfer & Trust Company, LLC, as rights agent.  In connection therewith, the board of directors of the Company declared a dividend of one preferred share purchase right ("Right") for each outstanding share of the Company's common stock.  The dividend was payable on October 16, 2015 to stockholders of record as of the close of business on October 12, 2015.  In addition, one Right automatically attached to each share of common stock issued between the record date and the date when the Rights become exercisable.

The Rights Plan was adopted in an effort to prevent potential significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), on Comstock's ability to utilize its current NOLs to reduce its future tax liabilities.  If Comstock experiences an "ownership change," as defined in Section 382 of the Code, the Company's ability to fully utilize its NOLs on an annual basis will be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could accordingly significantly impair the value of those benefits. The Rights Plan works by imposing a significant penalty upon any person or group that acquires 4.9% or more of the Company's outstanding common stock without the approval of the board of directors (an "Acquiring Person").  The Rights Plan also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.9% or more of the outstanding common stock but do own 4.9% or more in value of the Company's outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. Stockholders who currently own 4.9% or more of the Company's common stock will not trigger the Rights unless they acquire additional shares, subject to certain exceptions set forth in the Rights Plan. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company's securities from the Rights Plan if the board of directors determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company.

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

The prices for crude oil and natural gas have been highly volatile over the last twelve months, and we are currently experiencing a period of low prices primarily due to an oversupply of oil and natural gas.  If these prices remain low, we will continue to experience lower revenues and cash flows.  We expect our oil production to continue to decline until we resume drilling on our properties.  We anticipate that our natural gas production will increase through our 2015 drilling program focused on our Haynesville shale properties.  We may also recognize further impairments of our producing oil and gas properties if oil and natural gas prices remain low and as a result the expected future cash flows from these properties becomes insufficient to recover their carrying value or the Company does not have sufficient capital to develop any undeveloped reserves required to recover their carrying value.  In addition, we may recognize additional impairments of our unevaluated oil and gas properties should we determine that we no longer intend to retain these properties for future oil and natural gas development.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	635	1,125	2,595	3,172
Natural gas (Mmcf)	13,474	9,641	32,747	30,722
Natural gas equivalent (Mmcfe)	17,284	16,390	48,318	49,752
Revenues:
Oil sales	$27,706	$107,899	$124,783	$309,283
Natural gas sales	33,654	37,084	80,411	133,332
Total oil and gas sales	$61,360	$144,983	$205,194	$442,615
Expenses:
Production taxes	$2,170	$6,369	$8,951	$18,437
Gathering and transportation	3,729	3,125	9,842	10,039
Lease operating(1)	16,687	15,858	49,650	44,899
Exploration expense	5,040	11,449	70,309	11,449
Depreciation, depletion and amortization	79,445	99,977	261,907	283,390
Average Sales Price:
Natural gas (per Mcf)	$2.50	$3.85	$2.46	$4.34
Oil (per Bbl)	$43.63	$95.92	$48.08	$97.51
Average equivalent (Mcfe)	$3.55	$8.85	$4.25	$8.90
Expenses ($ per Mcfe):
Production taxes	$0.13	$0.39	$0.19	$0.37
Gathering and transportation	$0.22	$0.19	$0.20	$0.20
Lease operating(1)	$0.96	$0.97	$1.03	$0.90
Depreciation, depletion and amortization(2)	$4.58	$6.08	$5.40	$5.68

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales decreased $83.6 million (58%) in the third quarter of 2015 to $61.4 million from $145.0 million in the third quarter of 2014 primarily due to the decline in oil and natural gas prices. Gas sales in the third quarter decreased 9% to $33.7 million due to lower gas prices offset in part by higher gas production.  Our natural gas production increased by 40% from the third quarter of 2014 while our realized natural gas price decreased by 35% during the same period.  The increase in our natural gas production has been driven by our successful natural gas drilling program in 2015. Oil sales in the third quarter of 2015 decreased by

74% to $27.7 million from the third quarter of 2014 due to a 44% decrease in our oil production and a 55% decrease in our realized oil prices as compared with the third quarter of 2014.

In the first nine months of 2015, our oil and natural gas sales decreased by $237.4 million (54%) to $205.2 million from $442.6 million in the first nine months of 2014.  Natural gas sales decreased by $52.9 million (40%) from 2014 and our oil sales in the first nine months of 2015 decreased by $184.5 million (60%) from 2014.  The decrease in natural gas sales is due to lower realized gas prices of 43% offset in part by 7% higher natural gas production.  The decrease in oil sales is attributable to the 51% decline in realized oil prices and an 18% decrease in production as compared with the first nine months of 2014.

Costs and Expenses –

Production taxes decreased $4.2 million to $2.2 million for the third quarter of 2015 from $6.4 million in the third quarter of 2014. Production taxes of $9.0 million for the first nine months of 2015 decreased $9.4 million as compared with production taxes of $18.4 million for the first nine months of 2014.  These decreases are mainly related to our lower oil and gas sales in 2015 as well as state exemptions on our Haynesville shale wells drilled in 2015.

Gathering and transportation costs for the third quarter of 2015 increased $0.6 million to $3.7 million as compared to $3.1 million in the third quarter of 2014. Gathering and transportation costs for the first nine months of 2015 decreased $0.2 million to $9.8 million as compared to $10.0 million for the first nine months of 2014.  Our gathering and transportation costs have been reduced with the benefit of the volume growth from our Haynesville shale drilling program.

Our lease operating expense of $16.7 million for the third quarter of 2015 increased $0.8 million (5%) from operating expense of $15.9 million for the third quarter of 2014. Our lease operating expense for the first nine months of 2015 of $49.7 million increased $4.8 million or 11% from our lease operating expense of $44.9 million for the first nine months of 2014.  This increase primarily reflects increased lifting costs associated with our oil wells put onto production in 2014 as well as additional costs incurred related to the installation of artificial lift on many of our oil wells.  Our lease operating expense of $1.03 per Mcfe produced for the nine months ended September 30, 2015 was $0.13 per Mcfe higher than the lease operating expense per Mcfe for the same period in 2014.

Exploration costs of $5.0 million and $70.3 million in the three months and nine months ended September 30, 2015, respectively, primarily include impairments of unevaluated leases and rig termination fees. Exploration costs of $11.4 million in the three months and nine months ended September 30, 2014 relate to exploratory well costs that were expensed as a result of mechanical problems encountered during completion which caused us to abandon the well.

Depreciation, depletion and amortization ("DD&A") decreased $20.6 million (21%) to $79.4 million in the third quarter of 2015 from $100.0 million in the third quarter of 2014. Our DD&A per equivalent Mcf produced decreased $1.50 (25%) to $4.58 for the three months ended September 30, 2015 from $6.08 for the three months ended September 30, 2014. The lower rate in the third quarter of 2015 reflects the lower finding costs of natural gas wells drilled in 2015.  DD&A for the first nine months of 2015 of $261.9 million decreased $21.5 million (8%) from DD&A expense of $283.4 million for the nine months ended September 30, 2014.  For the first nine months of 2015, our per unit DD&A rate of $5.40 decreased $0.28 (5%) from our DD&A rate of $5.68 for the first nine months of 2014.  The lower DD&A rate per Mcfe primarily reflects the lower finding costs related to our natural gas production.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  During the three months ended September 30, 2015, we recognized an impairment charge of $544.7 million on our oil and gas properties due to the decline in management's oil and natural gas price outlook.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $5.7 million for the third quarter of 2015 from $7.9 million in the third quarter of 2014. Included in general and administrative expenses are stock-based compensation of $2.1 million and $2.8 million for the three months ended September 30, 2015 and 2014, respectively. For the first nine months of 2015, general and administrative expenses of $20.8 million decreased $5.1 million (20%) from general and administrative expenses for the nine months ended September 30, 2014 of $25.9 million.  Included in general and administrative expense is stock-based compensation of $6.1 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively.  The lower general and administrative costs are attributable to a reduction in personnel and related compensation costs in 2015.

Interest expense increased $17.3 million to $32.2 million for the third quarter of 2015 from interest expense of $14.9 million in the third quarter of 2014. We did not capitalize any interest during the three months ended September 30, 2015 and we capitalized interest of $2.7 million during the three months ended September 30, 2014.  Interest expense increased $43.3 million to $86.7 million for the first nine months of 2015 from interest expense of $43.4 million in the first nine months of 2014.  We capitalized interest of $0.9 million and $7.5 million on our unevaluated properties during the nine months ended September 30, 2015 and 2014, respectively.  In addition to the lower capitalized interest, these increases are primarily related to the increase in debt outstanding during 2015, including the issuance of $700.0 million of senior secured notes in March 2015.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments that covered a portion of our production were $1.1 million and $1.7 million for the three months and nine months ended September 30, 2015.  In 2014, we had crude oil price swaps that covered a portion of our production.  Gains related to our oil derivative financial instruments were $12.0 million in the three months ended September 30, 2014 and losses related to our derivative financial statements were $2.8 million in the nine months ended September 30, 2014.  The following table presents our crude oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average Realized Oil Price:
Oil, per barrel	$43.63	$95.92	$48.08	$97.51
Cash settlements of derivative financial instruments, per barrel	—	(0.33)	—	(1.80)
Price per barrel, including cash settlements of derivative financial instruments	$43.63	$95.59	$48.08	$95.71

The following table presents our natural gas equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average Realized Oil Price:
Natural gas, per Mcf	$2.50	$3.85	$2.46	$4.34
Cash settlements of derivative financial instruments, per Mcf	0.03	—	0.01	—
Price per Mcf, including cash settlements of derivative financial instruments	$2.53	$3.85	$2.47	$4.34

We recognized a loss of $111.8 million related to the sale of certain oil and gas properties and a net gain on extinguishment of debt of $55.6 million during the nine months ended September 30, 2015.

Income taxes for the third quarter of 2015 were a benefit of $30.6 million as compared to a benefit of $0.5 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was a benefit of 5.3% as compared to a benefit of 20.5% for the three months ended September 30, 2014. Income taxes for the nine months ended September 30, 2015 were a benefit of $144.9 million as compared to a provision of $1.5 million for the nine months ended September 30, 2014.  Our effective tax rate was 16.0% for the first nine months of 2015 as compared to 55.6% for the first nine months of 2014.  The effective tax rates for 2015 and 2014 primarily reflect the effect of certain non-deductible expenses and a valuation allowance recognized on deferred tax assets in 2015 of $189.4 million.

We reported a net loss of $545.0 million, or $11.81 per share, for the three months ended September 30, 2015 as compared to a net loss of $1.9 million, or 4¢ per share, for the three months ended September 30, 2014. We reported a net loss of $758.6 million, or $16.45 per share, for the nine months ended September 30, 2015, as compared to net income of $1.2 million, or 2¢ per diluted share, for the nine months ended September 30, 2014.  The net loss in the nine months ended September 30, 2015 was primarily due to the substantial oil and gas property impairment charges recognized, the loss on sale of oil and gas properties, lower oil and natural gas prices, higher exploration costs and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2015, our primary source of funds were cash provided by operating activities of $23.5 million, net borrowings of $40.0 million under our bank credit facility and net proceeds from our senior secured notes offering of $684.0 million. Our net cash flow from operating activities (excluding working capital changes) decreased $266.3 million (87%) in the first nine months of 2015 to $39.5 million from $305.8 million for the first nine months of 2014.  This decrease primarily reflects our lower revenues from oil and gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2015, we incurred capital expenditures, on an accrual basis, of $209.2 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Exploration and development:
Proved property acquisitions	$—	$2,400
Exploratory leasehold	8,892	65,750
Development leasehold	478	2,909
Development drilling	186,072	334,967
Exploratory drilling	11,824	30,787
Other development	1,966	9,163
Total capital expenditures	$209,232	$445,976	(1)

(1)	Net of $26.0 million received from joint venture partner for participation in drilling activity for the nine months September 30, 2014.

We expect to spend approximately $28 million for developmental and exploratory drilling and for acquisition of leases during the fourth quarter of 2015. We expect to fund our development and exploration activities with operating cash flow and from cash on hand.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. In March 2015, we released one of the contracted drilling rigs for the payment of a $1.7 million early termination fee.  As of September 30, 2015, we have one drilling rig under contract through November 2015 at a cost of $1.3 million. In addition, we have maximum commitments of $7.1 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2019. We record a separate liability for these asset retirement obligations which totaled $15.1 million as of September 30, 2015.

In March 2015, we issued $700.0 million of 10% senior secured notes (the "Secured Notes") which are due on March 15, 2020.  Interest on the Secured Notes is payable semi-annually on each March 15 and September 15.  Net proceeds from the issuance of the Secured Notes of $684.0 million were used to retire our bank credit facility and for general corporate purposes.  We also have outstanding (i) $387.5 million of 7¾% senior notes (the "2019 Notes") which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $211.6 million of 9½% senior notes (the "2020 Notes") which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The Secured Notes are secured on a first priority basis equally and ratably with our revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of our and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and 2020 Notes are our general obligations and are guaranteed by all of our subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations.  There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans. As of September 30, 2015, we had no material assets or operations which are independent of our subsidiaries.

During the nine months ended September 30, 2015, we purchased $12.5 million in principal amount of the 2019 Notes and $88.4 million in principal amount of the 2020 Notes for $37.8 million.  The gain of $59.3 million recognized on the purchase of the 2019 Notes and 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with our prior bank credit facility of $3.7 million are included in the net gain on extinguishment of debt, which is reported as a component of other income (loss).

In connection with the issuance of the Secured Notes, we entered into a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is secured by substantially all of our and our subsidiaries' assets and is guaranteed by all of our subsidiaries. Borrowings under the revolving credit facility bear interest at our option at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of September 30, 2015.

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

Federal Taxation

Future use of our federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. We may also need to recognize additional valuation allowances on our net operating loss carryforwards in future periods if we incur significant losses and accordingly a tax benefit may not be recognized on such losses.  On October 1, 2015, we adopted a Rights Plan intended to prevent these potential limitations on our ability to utilize our net operating loss carryforwards.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2015, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow from continuing operations by approximately $3.1 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $2.5 million.

We have hedged a portion of our price risks associated with our gas sales.  As of September 30, 2015, our outstanding gas price swap agreements had a fair asset value of $1.3 million.  A change in the fair value of our gas swaps that would result from a 10% change in commodities prices at September 30, 2015 would be $0.4 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Gains and losses on settlements and changes in the fair value of our swap agreements are reported as a separate component of other income (expenses) in the consolidated statement of operations.  None of our derivatives contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At September 30, 2015, we had approximately $1.3 billion of long-term debt outstanding. Of this amount, $700.0 million bears interest at a fixed rate of 10%, $387.5 million bears interest at a fixed rate of 7¾% and $211.6 million bears interest at a fixed rate of 9½%. The fair market value of our fixed rate debt as of September 30, 2015 was $645.6 million based on the market price of approximately 50% of the face amount. At September 30, 2015, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: November 5, 2015	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: November 5, 2015	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)