Form 10-Q
period 2016-03-31
COMSTOCK RESOURCES INC
filed 2016-05-04
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 4, 2016 was 60,889,146.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2016

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - March 31, 2016 and December 31, 2015	4
Consolidated Statements of Operations - Three Months ended March 31, 2016 and 2015	5
Consolidated Statement of Stockholders' Deficit Three Months ended March 31, 2016	6
Consolidated Statements of Cash Flows - Three Months ended March 31, 2016 and 2015	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	20
Item 4. Controls and Procedures	21
PART II. Other Information
Item 1A. Risk Factors	22
Item 6. Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS

Cash and Cash Equivalents	$89,323	$134,006
Accounts Receivable:
Oil and gas sales	11,751	15,241
Joint interest operations	2,755	3,552
Derivative Financial Instruments	1,104	1,446
Assets Held for Sale	42,542	—
Other Current Assets	1,884	1,993
Total current assets	149,359	156,238
Property and Equipment:
Unproved oil and gas properties	76,391	84,144
Oil and gas properties, successful efforts method	3,783,992	4,332,222
Other	19,521	19,521
Accumulated depreciation, depletion and amortization	(2,945,283)	(3,397,467)
Net property and equipment	934,621	1,038,420
Other Assets	1,156	1,192
	$1,085,136	$1,195,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$41,583	$57,276
Accrued Liabilities	30,667	38,444
Total current liabilities	72,250	95,720
Long-term Debt	1,210,582	1,249,330
Deferred Income Taxes	6,423	1,965
Reserve for Future Abandonment Costs	16,100	20,093
Total liabilities	1,305,355	1,367,108
Commitments and Contingencies
Stockholders' Deficit:
Common stock – $0.50 par, 75,000,000 shares authorized, 53,148,937 and 47,720,176 shares outstanding at March 31, 2016 and December 31, 2015, respectively	26,574	23,860
Additional paid-in capital	490,484	485,582
Accumulated deficit	(737,277)	(680,700)
Total stockholders' deficit	(220,219)	(171,258)
	$1,085,136	$1,195,850

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues:
Oil sales	$11,016	$45,953
Natural gas sales	25,147	20,569
Total oil and gas sales	36,163	66,522
Gain on exchange of oil and gas properties	740	—
Total revenues	36,903	66,522

Operating expenses:
Production taxes	1,186	2,974
Gathering and transportation	4,365	2,853
Lease operating	12,960	15,136
Exploration	7,753	42,229
Depreciation, depletion and amortization	38,836	91,889
General and administrative	5,575	7,966
Impairment of oil and gas properties	22,718	403
Total operating expenses	93,393	163,450

Operating loss	(56,490)	(96,928)

Other income (expenses):
Net gain (loss) on extinguishment of debt	33,380	(2,735)
Gain on derivative financial instruments	656	—
Other income	281	287
Interest expense	(29,944)	(20,754)

Total other income (expenses)	4,373	(23,202)

Loss before income taxes	(52,117)	(120,130)
(Provision for) benefit from income taxes	(4,460)	41,628
Net loss	$(56,577)	$(78,502)

Net loss per share – basic and diluted	$(1.14)	$(1.71)

Weighted average shares outstanding – basic and diluted	49,512	46,027

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2016

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2016	47,720	$23,860	$485,582	$(680,700)	$(171,258)
Stock-based compensation	1,023	512	818	—	1,330
Restricted stock used for tax withholdings	(209)	(105)	(207)	—	(312)
Stock issued in exchange for debt	4,615	2,307	4,291	—	6,598
Net loss	—	—	—	(56,577)	(56,577)
Balance at March 31, 2016	53,149	$26,574	$490,484	$(737,277)	$(220,219)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(56,577)	$(78,502)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on exchange of oil and gas properties	(740)	—
Deferred income taxes	4,446	(41,691)
Leasehold impairments, dry hole costs and other exploration costs	7,753	42,229
Impairment of oil and gas properties	22,718	403
Depreciation, depletion and amortization	38,836	91,889
Gain on derivative financial instruments	(656)	—
Settlements of derivative financial instruments	998	—
Net (gain) loss on extinguishment of debt	(33,380)	2,735
Amortization of debt discount, premium and issuance costs	1,281	1,061
Stock-based compensation	1,330	1,892
Excess income taxes from stock-based compensation	—	1,510
Decrease in accounts receivable	4,287	15,081
Decrease in other current assets	109	7,724
Increase (decrease) in accounts payable and accrued liabilities	(21,444)	15,897
Net cash provided by (used for) operating activities	(31,039)	60,228
Cash Flows From Investing Activities:
Capital expenditures	(14,185)	(140,397)
Proceeds from asset sales	868	—
Net cash used for investing activities	(13,317)	(140,397)
Cash Flows from Financing Activities:
Borrowings	—	740,000
Principal payments on debt	—	(415,000)
Debt issuance costs	(15)	(15,970)
Tax withholdings related to restricted stock	(312)	(526)
Excess income taxes from stock-based compensation	—	(1,510)
Net cash provided by (used for) financing activities	(327)	306,994

Net increase (decrease) in cash and cash equivalents	(44,683)	226,825
Cash and cash equivalents, beginning of period	134,006	2,071
Cash and cash equivalents, end of period	$89,323	$228,896

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of March 31, 2016, the related results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. Net loss and comprehensive loss are the same in all periods presented.   All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

At March 31, 2016, the Company reflected certain of its natural gas properties located in South Texas as assets held for sale in the accompanying consolidated balance sheet.  The Company engaged financial advisors in February 2016 to sell the properties.  At March 31, 2016, these assets were reflected on the balance sheet at $42.5 million, representing their estimated net realizable value on a sale less costs to sell.  The Company has recognized an impairment charge of $20.8 million to adjust the carrying value of these assets to their net realizable value.  The impairment, which is a Level 3 fair value measurement, was computed using a discounted cash flow valuation approach which is consistent with the Company's methodology for determining impairments of its proved oil and gas properties. The asset retirement obligation related to these properties of $3.4 million is included in accrued liabilities.  During 2016 and 2015, the Company sold certain oil and gas properties for total proceeds of $0.9 million in the three months ended March 31, 2016 and $102.5 million in the third quarter of 2015.  Results of operations for the properties that were sold or are being held for sale were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Total oil and gas sales	$1,699	$8,424
Total operating expenses(1)	(1,469)	(54,087)
Operating income (loss)	$230	$(45,663)

(1)	Includes direct operating expenses, depreciation, depletion and amortization and exploration expense. Excludes interest expense and general and administrative expenses.

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange.  Under the exchange, the Company received 3,637 net acres in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net).  The Company exchanged 2,547 net acres in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties.  The Company has recognized a gain of $0.7 million on this transaction which is included in the gain on exchange of oil and gas properties for the three months ended March 31, 2016.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company recognized impairment charges in exploration expense of $7.8 million and $40.4 million during the three months ended March 31, 2016 and 2015, respectively, related to certain leases that the Company currently does not plan to develop.

The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis. During the three months ended March 31, 2016, reductions to management's oil and natural gas price outlook resulted in indications of impairment of certain of the Company's properties.  Accordingly, the Company recognized additional impairments of its oil and gas properties of $1.9 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively, to reduce the carrying value of these properties to their estimated fair value.

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

It is reasonably possible that the Company's estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, or if in the future the Company does not have access to sufficient capital to develop any undrilled reserves used in its assessment, there may be further impairments in the carrying values of these or other properties.

Accrued Liabilities

Accrued liabilities at March 31, 2016 and December 31, 2015 consist of the following:

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Accrued interest	$21,572	$29,075
Accrued drilling costs	—	5,306
Accrued ad valorem taxes	1,200	—
Asset retirement obligation of assets held for sale	3,442	—
Other accrued liabilities	4,453	4,063
	$30,667	$38,444

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Future abandonment costs — beginning of period	$20,093	$14,900
Accretion expense	274	198
New wells placed on production	1	213
Assets held for sale	(3,442)	—
Liabilities settled and assets disposed of	(826)	—
Future abandonment costs — end of period	$16,100	$15,311

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

As of March 31, 2016, the Company had the following outstanding commodity derivatives:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (Mmbtu)	Contract Period
Natural Gas Price Swap Agreements	$3.20 per Mmbtu	900,000	April 2016 – June 2016

None of the Company's derivative contracts have been designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized a gain of $0.7 million related to the change in fair value of its natural gas swap agreements during the three months ended March 31, 2016.  Cash settlements on the Company's natural gas derivative financial instruments were receipts of $1.0 million for the three months ended March 31, 2016.  The Company had no derivative financial instruments outstanding during the three months ended March 31, 2015.  The estimated fair value and carrying value of the Company's derivative financial instruments was $1.1 million as of March 31, 2016, and was classified as a current asset.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2016 and 2015, the Company recognized $1.3 million and $1.9 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors.

During the three months ended March 31, 2016, the Company granted 998,091 shares of restricted stock with a grant date fair value of $1.1 million, or $1.11 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of March 31, 2016, Comstock had 1,822,604 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $3.46 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $5.1 million as of March 31, 2016 is expected to be recognized over a period of 2.2 years.

During the three months ended March 31, 2016, the Company granted 300,064 performance share units ("PSUs") with a grant date fair value of $0.4 million, or $1.40 per unit, to its employees. As of March 31, 2016, Comstock had 673,133 PSUs outstanding at a weighted average grant date fair value of $4.42 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,346,266 shares of common stock. Total unrecognized compensation cost related to these grants of $2.1 million as of March 31, 2016 is expected to be recognized over a period of 2.2 years.

As of March 31, 2016, Comstock had outstanding options to purchase 58,650 shares of common stock at a weighted average exercise price of $33.22 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of March 31, 2016. No stock options were granted or exercised during the three months ended March 31, 2016 or 2015.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The deferred tax provision in the first three months of 2016 related to an increase in the Company's deferred income tax liability resulting from state tax law changes enacted during the period.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized and, therefore, has recorded an additional valuation allowance of $19.7 million and $4.0 million against its net federal deferred tax assets and state deferred tax assets (net of the federal tax benefit), respectively, at March 31, 2016. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Current provision	$14	$63
Deferred provision (benefit)	4,446	(41,691)
Provision for (benefit from) income taxes	$4,460	$(41,628)

The difference between the Company's effective tax rate and the 35% federal statutory rate is caused by valuation allowances on deferred taxes and state taxes.  The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses.  The difference between the Company's customary rate of 35% and the effective tax rate on the loss before income taxes is due to the following:

	Three Months Ended March 31,
	2016	2015
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(45.4)	—
State income taxes net of federal benefit	2.1	—
Other	(0.3)	(0.3)
Effective tax rate	(8.6)%	34.7%

The Company's federal income tax returns for the years subsequent to December 31, 2011, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for the year ended December 31, 2008 and for various periods subsequent to December 31, 2010. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company's financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period. Such a change in ownership could result in a substantial portion of Comstock's net operating loss carryforwards being eliminated or becoming restricted, and the Company may need to recognize an additional valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred.  In October 2015, the Company established a rights plan to deter ownership changes that would trigger this limitation.

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

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2016:

	Carrying Value Measured at Fair Value at March 31, 2016	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$89,323	$89,323	$—
Derivative financial instruments	1,104	—	1,104
Total assets	$90,427	$89,323	$1,104

As of March 31, 2016, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.2 billion and a fair value of $415.4 million.  The fair market value of the Company's fixed rate debt was based on quoted prices as of March 31, 2016, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted losses per share for the three months ended March 31, 2016 and 2015 were determined as follows:

	Three Months ended March 31,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and Diluted net loss attributable to common stock	$(56,577)	49,512	$(1.14)	$(78,502)	46,027	$(1.71)

At March 31, 2016 and December 31, 2015, 1,822,604 and 1,570,302 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Unvested restricted stock	1,571	1,166

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands except per share/unit data)
Weighted average stock options	59	111
Weighted average exercise price per share	$33.22	$32.95
Weighted average performance share units	—	111
Weighted average grant date fair value per unit	$—	$9.13

For the three months ended March 31, 2016 and 2015, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. All stock options and unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the periods presented due to the net loss in those periods.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of cash payments made for interest and income taxes:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest payments	$36,167	$2,093
Income tax payments	$1	$11

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. No interest was capitalized during the three months ended March 31, 2016.  The Company capitalized interest of $0.9 million for the three months ended March 31, 2015 which reduced interest expense.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, ("ASU 2016-02"). ASU 2016-02 requires lessees to put most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02. ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter. Early adoption is permitted.  The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,  ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments, including recognizing the income tax effects of awards in the income statement when the awards vest or are settled.  ASC 2016-09 revises guidance on employers' accounting for employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the treatment of forfeitures.  ASU 2016-09 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted, but all guidance must be adopted in the same period.  The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

(2) STOCKHOLDERS' EQUITY–

On March 24, 2016, the Company received a notification from the New York Stock Exchange (the “NYSE”) notifying the Company that it was not in compliance with the NYSE's continued listing standards. The Company is considered below criteria established by the NYSE as a result of the Company's average stock price trading below $1.00 per share and its average market capitalization being less than $50 million, in each case over a consecutive 30 trading-day period.

The Company will submit a plan to the NYSE to outline steps to be taken to cure the deficiency in its stock price and market capitalization.  If the Company fails to cure its stock price deficiency within six months, or its market capitalization deficit within eighteen months, it will be subject to suspension or delisting by the NYSE. The Company's stock will continue to trade on the NYSE pending acceptance by the NYSE of the Company's plan. In the event that the NYSE does not accept the Company's plan, the Company will be subject to suspension and delisting procedures by the NYSE.

(3) LONG-TERM DEBT –

At March 31, 2016, long-term debt was comprised of:

(In thousands)
7 3⁄4 % Senior Notes due 2019:
Principal	$336,090
Premium, net of amortization	2,955
Debt issue costs, net of amortization	(3,131)
9½ % Senior Notes due 2020:
Principal	194,367
Discount, net of amortization	(4,755)
Debt issue costs, net of amortization	(2,261)
10% Senior Secured Notes due 2020:
Principal	700,000
Debt issue costs, net of amortization	(12,683)
$1,210,582

In March 2015, Comstock issued $700.0 million of 10% senior secured notes (the "Secured Notes") which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $683.8 million were used to retire the Company's bank credit facility and for general corporate purposes.  Comstock also has outstanding (i) $336.1 million of 7¾% senior notes (the "2019 Notes") which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $194.4 million of 9½% senior notes (the "2020 Notes") which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first-priority basis equally and ratably with the Company's revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of the Company's and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and the 2020 Notes are general obligations of Comstock and are guaranteed by all of Comstock's subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans.  As of March 31, 2016, Comstock had no material assets or operations which are independent of its subsidiaries.

During the three months ended March 31, 2016, the Company exchanged $40.0 million in principal amount of the 2019 Notes for the issuance of 4,614,655 shares of common stock.  A gain of $33.4 million recognized on the exchange of the 2019 Notes is included in the net gain on extinguishment of debt for the difference between the market value of the stock on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A.  The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of March 31, 2016.

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

In connection with its exploration and development activities, the Company contracts for drilling rigs.  As of March 31, 2016, the Company had commitments for contracted drilling services through May 2016 of $1.0 million.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2016 totaled $5.9 million.

(5) SUBSEQUENT EVENTS –

In April and May 2016, the Company retired $64.3 million of principal of its outstanding debt comprised of $47.6 million of its 2019 Notes and $16.7 million of its 2020 Notes.  The senior notes were acquired in several transactions in exchange for the issuance of 7,627,358 shares of common stock and $3.5 million in cash for total consideration of $9.2 million based on the stock price on the closing dates of the transactions plus accrued interest.  The effect on the consolidated financial statements of the Company is to decrease the carrying value of long-term debt by $63.7 million and increase stockholders' equity by $60.2 million, comprised of $5.7 million of value for the common stock issued and a gain on retirement of debt of $54.5 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2015.

The prices for crude oil and natural gas have been highly volatile over the last twelve months, and we continue to experience a period of low prices primarily due to an oversupply of oil and natural gas.  As these prices remain low, we continue to experience lower revenues and cash flows.  We expect our oil production to continue to decline until we resume drilling on our properties.  We anticipate that our natural gas production will increase through our 2016 drilling program focused on our Haynesville shale properties.  We may also recognize further impairments of our producing oil and gas properties if oil and natural gas prices remain low and as a result the expected future cash flows from these properties becomes insufficient to recover their carrying value or we do not have sufficient capital to develop undeveloped reserves required to recover their carrying value.  In addition, we may recognize additional impairments of our unevaluated oil and gas properties should we determine that we no longer intend to retain these properties for future development.

Results of Operations

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	13,825	8,200
Oil (Mbbls)	417	1,036
Natural gas equivalent (Mmcfe)	16,325	14,418
Revenues:
Natural gas sales	$25,147	$20,569
Oil sales	11,016	45,953
Total oil and gas sales	$36,163	$66,522
Expenses:
Production taxes	$1,186	$2,974
Gathering and transportation	4,365	2,853
Lease operating(1)	12,960	15,136
Exploration expense	7,753	42,229
Depreciation, depletion and amortization	38,836	91,889
Average Sales Price:
Natural gas (per Mcf)	$1.82	$2.51
Oil (per Bbl)	$26.44	$44.34
Average equivalent (Mcfe)	$2.22	$4.61
Expenses ($ per Mcfe):
Production taxes	$0.07	$0.21
Gathering and transportation	$0.27	$0.20
Lease operating(1)	$0.79	$1.04
Depreciation, depletion and amortization(2)	$2.36	$6.35

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales decreased $30.3 million (46%) in the first quarter of 2016 to $36.2 million from $66.5 million in the first quarter of 2015, primarily due to a substantial decline in oil and natural gas prices. Gas sales in the first quarter increased 22% to $25.1 million due to higher gas production offset in part by lower natural gas prices.  Our natural gas production increased by 69% from the first quarter of 2015 while our realized natural gas price decreased by 27% during the same period.  The increase in our natural gas production has been driven by our successful natural gas drilling program that we commenced in 2015. Oil sales in the first quarter of 2016 decreased by 76% to $11.0 million from the first quarter of 2016 due to a 60% decrease in our oil production and a 40% decrease in our realized oil prices as compared with the first quarter of 2015. The decline in oil production is attributable to the sale of our East Texas Eagle Ford shale properties in or near Burleson, Texas and the lack of drilling activity in our South Texas Eagle Ford shale properties in South Texas.

Costs and Expenses –

Production taxes decreased $1.8 million to $1.2 million for the first quarter of 2016 from $3.0 million in the first quarter of 2015. These decreases are mainly related to our lower oil and gas sales in 2016 as well as state exemptions on our Haynesville shale wells drilled in 2015 and 2016.

Gathering and transportation costs for the first quarter of 2016 increased $1.5 million to $4.4 million as compared to $2.9 million in the first quarter of 2015. Our gathering and transportation costs have increased due to the volume growth from our Haynesville shale drilling program.

Our lease operating expense of $13.0 million for the first quarter of 2016 decreased $2.1 million (14%) from operating expense of $15.1 million for the first quarter of 2015. This decrease primarily reflects lower costs associated with our declining oil production.  Our lease operating expense of $0.79 per Mcfe produced for the three months ended March 31, 2016 was $0.25 per Mcfe lower than the lease operating expense of $1.04 per Mcfe for the same period in 2015.

Exploration costs of $7.8 million and $42.2 million in the three months ended March 31, 2016 and 2015, respectively, primarily related to impairments of unevaluated leases and rig termination fees in 2015.

Depreciation, depletion and amortization ("DD&A") decreased $53.1 million (58%) to $38.8 million in the first quarter of 2016 from $91.9 million in the first quarter of 2015. Our DD&A per equivalent Mcf produced decreased $3.99 (63%) to $2.36 for the three months ended March 31, 2016 from $6.35 for the three months ended March 31, 2015. The lower rate in the first quarter of 2016 reflects the impairments we recognized in 2015 as well as the increase in production from the lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $5.6 million for the first quarter of 2016 from $8.0 million in the first quarter of 2015. The lower general and administrative costs are attributable to a reduction in personnel and related compensation costs in 2016.  Included in general and administrative expenses are stock-based compensation of $1.3 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  We recognized impairment charges of $1.9 million and $0.4 million on our oil and gas properties during the three months ended March 31, 2016 and March 31, 2015, respectively, primarily due to the decline in management's oil and natural gas price outlook. Also included in impairments for the three months ended March 31, 2016 is an impairment of $20.8 million to reduce the carrying value of our South Texas natural gas properties classified as assets held for sale to their net realizable value less costs to sell.  The gain on exchange of oil and gas properties of $0.7 million for the three months ended March 31, 2016 relates to an asset exchange transaction.

Interest expense increased $9.1 million to $29.9 million for the first quarter of 2016 from interest expense of $20.8 million in the first quarter of 2015. We did not capitalize interest during the three months ended March 31, 2016 and we capitalized interest of $0.9 million during the three months ended March 31, 2015. The increase in interest expense primarily relates to the issuance of $700.0 million of senior secured notes in March 2015.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments that covered a portion of our production were $0.7 million for the three months ended March 31, 2016.  We had no crude oil or natural gas swaps during the three months ended March 31, 2015.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2016	2015
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.82	$2.51
Cash settlements of derivative financial instruments, per Mcf	0.07	—
Price per Mcf, including cash settlements of derivative financial instruments	$1.89	$2.51

During the three months ended March 31, 2016 and 2015, we recognized a net gain on extinguishment of debt of $33.4 million and net loss on extinguishment of debt of $2.7 million, respectively.  We retired $40.0 million and $2.0 million of principal of our senior notes in the three months ended March 31, 2016 and 2015, respectively.  The loss for the three months ended March 31, 2015 primarily relates to certain debt issuance costs that were written off as part of our senior notes offering transaction during that period.

Income taxes for the three months ended March 31, 2016 were a provision of $4.5 million as compared to a benefit of $41.6 million for the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was a provision of 8.6% as compared to a benefit of 34.7% for the three months ended March 31, 2015. During the first quarter of 2016, Louisiana changed its tax laws with respect to the utilization of net operating losses. As a result of this tax law change we increased our deferred income tax liability related to state income taxes by $4.5 million.  No benefit for income taxes was reflected on the loss in the first quarter of 2016 due to the increase to our valuation allowances related to federal and certain state net operating losses.  The effective tax rate for 2015 differed slightly from the expected rate of 35% primarily because of state taxes.

We reported a net loss of $56.6 million, or $1.14 per share, for the three months ended March 31, 2016 as compared to a net loss of $78.5 million, or $1.71 per share, for the three months ended March 31, 2015. The net loss in the three months ended March 31, 2016 was primarily due to the substantial oil and gas property impairment charges recognized, lower oil and natural gas prices and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2016, our primary source of funds was cash on hand.  Cash used for operating activities for the three months ended March 31, 2016 was $31.0 million as compared to cash provided by operating activities of $60.2 million for the first three months of 2015.  This decrease primarily reflects our lower revenues from oil and gas sales and working capital changes.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2016, we incurred capital expenditures of $8.9 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Exploration and development:
Exploratory leasehold	$—	$1,305
Development leasehold	132	377
Development drilling	7,109	94,499
Exploratory drilling	—	10,763
Other development	1,638	16,162
Total capital expenditures	$8,879	$123,106

We expect to spend approximately $81.2 million for our drilling program in 2016 to drill nine Haynesville shale wells and other development activity. We expect to fund our development and exploration activities with future operating cash flow, proceeds from anticipated asset sales and from cash on hand. Our cash flows for the first three months of 2016 were significantly impacted by the low oil and natural gas prices and a reduction in accounts payable due to the timing of our interest payments and our lower drilling activity.  We presently anticipate that the use of funds for working capital changes in future periods should decrease, and our future cash flows will increase as oil and natural gas prices improve. The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2016, we have one drilling rig under contract through May 2016 at a cost of $1.0 million. We may elect to reduce our planned drilling activity based on the outlook for natural gas prices and our liquidity. We also have maximum commitments of $5.9 million to transport and treat natural gas through July 2019. We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2020.

In March 2015, we issued $700.0 million of 10% senior secured notes (the "Secured Notes") which are due on March 15, 2020.  Interest on the Secured Notes is payable semi-annually on each March 15 and September 15.  Net proceeds from the issuance of the Secured Notes of $683.8 million were used to retire our bank credit facility and for general corporate purposes.  We also have outstanding (i) $336.1 million of 7¾% senior notes (the "2019 Notes") which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $194.4 million of 9½% senior notes (the "2020 Notes") which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15.  The Secured Notes are secured on a first priority basis equally and ratably with our revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of our and its subsidiaries' oil and gas properties.  The Secured Notes, the 2019 Notes and 2020 Notes are our general obligations and are guaranteed by all of our subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations.  There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans. As of March 31, 2016, we had no material assets or operations which are independent of our subsidiaries.

During the three months ended March 31, 2016, we exchanged $40.0 million in principal amount of the 2019 Notes for approximately 4.6 million shares of our common stock.  The gain of $33.4 million recognized on the exchange of the 2019 Notes is included in the net gain on extinguishment of debt for the difference between the market value on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

In April and May 2016, we retired $64.3 million of our outstanding debt comprised of $47.6 million of our 2019 Notes and $16.7 million of our 2020 Notes.  The senior notes were acquired in several transactions in exchange for the issuance of 7,627,358 shares of common stock and $3.5 million in cash for total consideration of $9.2 million plus accrued interest.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is secured by substantially all of our and our subsidiaries' assets and is guaranteed by all of our subsidiaries. Borrowings under the revolving credit facility bear interest at our option at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of March 31, 2016.

We believe that our future cash flow from operations, proceeds from asset sales, cash on hand and available borrowings under our revolving credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Federal Taxation

Future use of our federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. We may also need to recognize additional valuation allowances on our net operating loss carryforwards in future periods if we incur significant losses and accordingly a tax benefit may not be recognized on such losses.  In 2015, we adopted a Rights Plan intended to prevent these potential limitations on our ability to utilize our net operating loss carryforwards.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the three months ended March 31, 2016 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $1.3 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.4 million.

We have hedged a portion of our price risks associated with our gas sales.  As of March 31, 2016, our outstanding natural gas price swap agreements had a fair asset value of $1.1 million.  A change in the fair value of our natural gas price swap agreements that would result from a 10% change in natural gas prices at March 31, 2016 would be $0.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.  Gains and losses on settlements and changes in the fair value of our swap agreements are reported as a separate component of other income (expenses) in the consolidated statement of operations.  None of our derivatives contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At March 31, 2016, we had approximately $1.2 billion of long-term debt outstanding. Of this amount, $700.0 million bears interest at a fixed rate of 10%, $336.1 million bears interest at a fixed rate of 7¾% and $194.4 million bears interest at a fixed rate of 9½%. The fair market value of our fixed rate debt as of March 31, 2016 was $415.4 million based on the market price of approximately 34% of the face amount. At March 31, 2016, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report"). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

We have received a notice of non-compliance with continued listing standards from the New York Stock Exchange (the “NYSE”) for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.

On March 24, 2016, we received a notification from the NYSE informing us that we were no longer in compliance with the NYSE's continued listing standards for our common stock because the average closing price of our common stock and our average market capitalization have fallen below the NYSE's requirements.  The NYSE’s continued listing standards require that (i) the average closing price of a listed company's common stock be at least $1.00 per share and (ii) a listed company’s equity market capitalization be at least $50 million, in each case over a consecutive 30 trading-day period.  As of May 3, 2016, the average closing price of our common stock over the preceding 30 trading-day period was $0.78 per share and our average equity market capitalization over the same period was $43.8 million.

We intend to submit a business plan to the NYSE demonstrating our intent to regain compliance with the NYSE’s continued listing standards.  The plan is subject to NYSE review, and rejection of the plan will result in the commencement of suspension and delisting procedures. We may regain compliance with the NYSE’s stock price standard at any time during a six-month cure period commencing on receipt of the NYSE notification if our common stock has a closing stock price of at least $1.00 and an average closing stock price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. We must regain compliance with respect to our market capitalization, pending acceptance of our business plan, within eighteen months of receipt of the NYSE notification. Failure to regain compliance with the NYSE’s continued listing standards within the applicable time periods will result in the commencement of suspension and delisting procedures.

The NYSE notification did not affect our business operations or our SEC reporting requirements and did not conflict with or cause an event of default under any of our material debt or other agreements. However, if our common stock ultimately were to be delisted for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

COMSTOCK RESOURCES, INC.
Date: May 4, 2016	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 4, 2016	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)