Form 10-Q
period 2016-06-30
COMSTOCK RESOURCES INC
filed 2016-08-01
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2016

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.50, as of August 1, 2016 was 12,504,562.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2016

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - June 30, 2016 and December 31, 2015	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2016 and 2015	5
Consolidated Statement of Stockholders’ Deficit - Six Months ended June 30, 2016	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2016 and 2015	7
Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II. Other Information

Item 1A. Risk Factors	25

Item 6. Exhibits	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS

Cash and Cash Equivalents	$67,412	$134,006
Accounts Receivable:
Oil and gas sales	16,075	15,241
Joint interest operations	2,387	3,552
Derivative Financial Instruments	—	1,446
Assets Held for Sale	42,542	—
Other Current Assets	2,339	1,993

Total current assets	130,755	156,238
Property and Equipment:
Unproved oil and gas properties	76,391	84,144
Oil and gas properties, successful efforts method	3,768,602	4,332,222
Other	19,532	19,521
Accumulated depreciation, depletion and amortization	(2,949,175)	(3,397,467)

Net property and equipment	915,350	1,038,420
Other Assets	1,121	1,192

	$1,047,226	$1,195,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts Payable	$46,601	$57,276
Accrued Liabilities	40,220	38,444

Total current liabilities	86,821	95,720
Long-term Debt	1,145,190	1,249,330
Deferred Income Taxes	6,510	1,965
Reserve for Future Abandonment Costs	15,972	20,093

Total liabilities	1,254,493	1,367,108
Commitments and Contingencies
Stockholders’ Deficit:
Common stock — $0.50 par, 50,000,000 shares authorized, 12,504,562 and 9,544,035 shares outstanding at June 30, 2016 and December 31, 2015, respectively	6,253	4,772
Additional paid-in capital	518,905	504,670
Accumulated deficit	(732,425)	(680,700)

Total stockholders’ deficit	(207,267)	(171,258)

	$1,047,226	$1,195,850

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$25,727	$26,188	$50,874	$46,757
Oil sales	14,988	51,124	26,004	97,077

Total oil and gas sales	40,715	77,312	76,878	143,834

Operating expenses:
Production taxes	1,327	3,807	2,513	6,781
Gathering and transportation	4,025	3,260	8,390	6,113
Lease operating	12,988	17,827	25,948	32,963
Exploration	—	23,040	7,753	65,269
Depreciation, depletion and amortization	36,029	90,573	74,865	182,462
General and administrative	5,663	7,176	11,238	15,142
Impairment of oil and gas properties	1,742	1,984	24,460	2,387
Net loss on sales and exchange of oil and gas properties	1,647	111,830	907	111,830

Total operating expenses	63,421	259,497	156,074	422,947

Operating loss	(22,706)	(182,185)	(79,196)	(279,113)

Other income (expenses):
Net gain on extinguishment of debt	56,196	7,267	89,576	4,532
Gain on derivative financial instruments	18	627	674	627
Other income	314	356	595	643
Interest expense	(28,882)	(33,807)	(58,826)	(54,561)

Total other income (expenses)	27,646	(25,557)	32,019	(48,759)

Income (loss) before income taxes	4,940	(207,742)	(47,177)	(327,872)
(Provision for) benefit from income taxes	(88)	72,674	(4,548)	114,302

Net income (loss)	$4,852	$(135,068)	$(51,725)	$(213,570)

Net income (loss) per share — basic and diluted	$0.41	$(14.64)	$(4.82)	$(23.18)

Weighted average shares outstanding — basic and diluted	11,557	9,224	10,729	9,215

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2016

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2016	9,544	$4,772	$504,670	$(680,700)	$(171,258)
Stock-based compensation	232	116	2,377	—	2,493
Restricted stock used for tax withholdings	(42)	(21)	(292)	—	(313)
Stock issued in exchange for debt	2,771	1,386	12,150	—	13,536
Net loss	—	—	—	(51,725)	(51,725)

Balance at June 30, 2016	12,505	$6,253	$518,905	$(732,425)	$(207,267)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,725)	$(213,570)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Net loss on sales and exchange of oil and gas properties	907	111,830
Deferred income taxes	4,519	(114,785)
Leasehold impairments and other exploration costs	7,753	65,269
Impairment of oil and gas properties	24,460	2,387
Depreciation, depletion and amortization	74,865	182,462
Gain on derivative financial instruments	(674)	(627)
Settlements of derivative financial instruments	2,120	—
Net gain on extinguishment of debt	(89,576)	(4,532)
Amortization of debt discount, premium and issuance costs	2,533	2,564
Stock-based compensation	2,493	3,982
Excess income taxes from stock-based compensation	—	1,903
Decrease in accounts receivable	331	17,125
Decrease (increase) in other current assets	(346)	7,600
Decrease in accounts payable and accrued liabilities	(8,864)	(37,370)

Net cash provided by (used for) operating activities	(31,204)	24,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,654)	(197,263)
Proceeds from asset sales	2,067	—

Net cash used for investing activities	(31,587)	(197,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	740,000
Payments to retire debt	(3,397)	(420,288)
Debt and equity issuance costs	(93)	(16,115)
Tax withholdings related to restricted stock	(313)	(526)
Excess income taxes from stock-based compensation	—	(1,903)

Net cash provided by (used for) financing activities	(3,803)	301,168

Net increase (decrease) in cash and cash equivalents	(66,594)	128,143
Cash and cash equivalents, beginning of period	134,006	2,071

Cash and cash equivalents, end of period	$67,412	$130,214

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —

Basis of Presentation

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries (“Comstock” or the “Company”) as of June 30, 2016, the related results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. Net loss and comprehensive loss are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock’s Annual Report on Form 10-K for the year ended December 31, 2015 and its current report for Form 8-K dated August 1, 2016.

The results of operations for the three and six months ended June 30, 2016 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

On July 19, 2016, the Company announced a one-for-five (1:5) reverse split of its issued and outstanding common stock which became effective on July 29, 2016. All amounts disclosed in these financial statements have been adjusted to give effect to the effect of this reverse stock split in all periods.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

At June 30, 2016, the Company reflected certain of its natural gas properties located in South Texas as assets held for sale in the accompanying consolidated balance sheet. The Company engaged financial advisors in February 2016 to sell the properties. At June 30, 2016, these assets were reflected on the balance sheet at $42.5 million, representing their estimated net realizable value on a sale less costs to sell. The Company has recognized an impairment charge of $20.8 million during the six months ended June 30, 2016 to adjust the carrying value of these assets to their net realizable value. The impairment, which is a Level 3 fair value measurement, was computed using a discounted cash flow valuation approach which is consistent with the Company’s methodology for determining impairments of its proved oil and gas properties. The asset retirement obligation related to these properties of $3.4 million is included in accrued liabilities at June 30, 2016. In June 30, 2015, Comstock entered into an agreement to sell certain of its oil and gas properties located in and near Burleson County, Texas to a third party. This sale closed on July 22, 2015 with an effective date of May 1, 2015 and the Company received net proceeds from this sale of $102.5 million in the third quarter of 2015. The Company recognized a loss on this sale of $111.8 million in the three months and six months ended June 30, 2015 operating results.

Results of operations for the properties that were sold or are being held for sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Total oil and gas sales	$1,728	$14,208	$3,528	$22,755
Total operating expenses(1)	(1,712)	(18,616)	(3,399)	(72,977)

Operating income (loss)	$16	$(4,408)	$129	$(50,222)

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense. Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange. Under the exchange, the Company received 3,637 net acres in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net). The Company exchanged 2,547 net acres in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties. The Company recognized a gain of $0.7 million on this transaction which is included in the net loss on sales and exchange of oil and gas properties for the six months ended June 30, 2016. The Company also sold certain oil and gas properties during the first six months of 2016 for total proceeds of $2.1 million. The Company recognized a loss of $1.6 million on these divestitures.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company recognized impairment charges in exploration expense of $23.0 million during the three months ended June 30, 2015 and $7.8 million and $63.5 million during the six months ended June 30, 2016 and 2015, respectively, related to certain leases that the Company currently does not plan to develop. No unproved impairments were recognized during the three months ended June 30, 2016.

The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis. Reductions to management’s oil and natural gas price outlooks in 2016 and 2015 resulted in indications of impairment of certain of the Company’s properties. Accordingly, the Company recognized additional impairments of its oil and gas properties of $1.7 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively, and $3.7 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively, to reduce the carrying value of these properties to their estimated fair value.

The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk adjusted probable reserves. Undrilled acreage can also be valued based on sales transactions in comparable areas. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management’s outlook for oil and natural gas prices, production costs, capital expenditures, and future production as well as estimated proved reserves and risk-adjusted probable reserves. Management’s oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property’s fair value.

It is reasonably possible that the Company’s estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs. As a result of these changes, or if in the future the Company does not have access to sufficient capital to develop any undrilled reserves used in its assessment, there may be further impairments in the carrying values of these or other properties.

Accrued Liabilities

Accrued liabilities at June 30, 2016 and December 31, 2015 consist of the following:

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Accrued interest	$26,892	$29,075
Accrued drilling costs	2,005	5,306
Accrued ad valorem taxes	2,400	—
Asset retirement obligation of assets held for sale	3,442	—
Other accrued liabilities	5,481	4,063

	$40,220	$38,444

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability for such obligations during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Future abandonment costs — beginning of period	$20,093	$14,900
Accretion expense	496	401
New wells placed on production	2	262
Assets held for sale	(3,442)	(628)
Liabilities settled and assets disposed of	(1,177)	—

Future abandonment costs — end of period	$15,972	$14,935

Derivative Financial Instruments and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. All of the Company’s derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. All of Comstock’s derivative financial instruments are with parties that are lenders under its bank credit facility. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company’s derivative financial instruments involve payment or receipt of premiums.

As of June 30, 2016, the Company had no outstanding commodity derivatives. The Company had derivative financial instruments outstanding on June 30, 2015 that hedged production for the subsequent twelve month period. None of the Company’s derivative contracts were designated as cash flow hedges. The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized gains of $18,000 and $0.7 million related to the change in fair value of its natural gas swap agreements during the three months and six months ended June 30, 2016, respectively. The Company recognized a gain of $0.6 million related to the change in fair value of its natural gas swap agreements during the three and six months ended June 30, 2015. Cash settlements on the Company’s natural gas derivative financial instruments were receipts of $1.1 million and $2.1 million for the three months and six months ended June 30, 2016, respectively. The Company had no cash settlements from derivative financial instruments in the first six months of 2015.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended June 30, 2016 and 2015, the Company recognized $1.2 million and $2.1 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units to its employees and directors. For the six months ended June 30, 2016 and 2015, the Company recognized $2.5 million and $4.0 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the six months ended June 30, 2016, the Company granted 229,618 shares of restricted stock with a grant date fair value of $1.3 million, or $5.45 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of June 30, 2016, Comstock had 354,974 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $15.25 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $4.4 million as of June 30, 2016 is expected to be recognized over a period of 2.1 years.

During the six months ended June 30, 2016, the Company granted 60,013 performance share units (“PSUs”) with a grant date fair value of $0.4 million, or $7.00 per unit, to its employees. As of June 30, 2016, Comstock had 134,627 PSUs outstanding at a weighted average grant date fair value of $22.09 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company’s stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 269,253 shares of common stock. Total unrecognized compensation cost related to these grants of $1.7 million as of June 30, 2016 is expected to be recognized over a period of 1.7 years.

As of June 30, 2016, Comstock had outstanding options to purchase 11,730 shares of common stock at a weighted average exercise price of $166.10 per share. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of June 30, 2016. No stock options were granted or exercised during the six months ended June 30, 2016.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first six months of 2016 related to an increase in the Company’s deferred income tax liability resulting from state tax law changes enacted during the period. In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized and, therefore, has recorded a valuation allowance of $17.9 million and $4.9 million against its net federal deferred tax assets and state deferred tax assets (net of the federal tax benefit), respectively, during the six months ended June 30, 2016. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Current provision	$15	$420	$29	$483
Deferred provision (benefit)	73	(73,094)	4,519	(114,785)

Provision for (benefit from) income taxes	$88	$(72,674)	$4,548	$(114,302)

The difference between the Company’s effective tax rate and the 35% federal statutory rate is caused by valuation allowances on deferred taxes and state taxes. The impact of these items varies based upon the Company’s projected full year loss and the jurisdictions that are expected to generate the projected losses. The difference between the Company’s customary rate of 35% and the effective tax rate on the loss before income taxes is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(22.1)	(3.2)	(48.5)	(2.1)
State income taxes net of federal benefit	(11.8)	3.4	4.2	2.1
Other	0.7	(0.2)	(0.3)	(0.1)

Effective tax rate	1.8%	35.0%	(9.6)%	34.9%

The Company’s federal income tax returns for the years subsequent to December 31, 2011, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for the year ended December 31, 2008 and for various periods subsequent to December 31, 2010. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company’s financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Future use of the Company’s federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock’s common stock by more than 50% occurs within a three-year period. Such a change in ownership could result in a substantial portion of Comstock’s net operating loss carryforwards being eliminated or becoming restricted, and the Company may need to recognize an additional valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. In October 2015, the Company established a rights plan to deter ownership changes that would trigger this limitation.

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

The Company’s valuation of cash and cash equivalents is a Level 1 measurement. The Company’s natural gas price swap agreements are not traded on a public exchange. Their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement. There were no price swap agreements outstanding as of June 30, 2016.

As of June 30, 2016, the Company’s financial assets and liabilities accounted for at fair value consisted of cash and cash equivalents of $67.4 million, a Level 1 measurement. As of June 30, 2016, the Company’s other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $730.2 million. The fair market value of the Company’s fixed rate debt was based on quoted prices as of June 30, 2016, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or PSUs and diluted earnings per share is determined with the effect of outstanding stock options and PSUs that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company’s common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Basic and diluted income (loss) per share for the three months and six ended June 30, 2016 and 2015 were determined as follows:

	Three Months Ended June 30,
	2016			2015
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss)	$4,852			$(135,068)
Income allocable to unvested stock grants	(143)			—

Basic and diluted net income (loss) attributable to common stock	$4,709	11,557	$0.41	$(135,068)	9,224	$(14.64)

	Six Months Ended June 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Basic and Diluted net loss attributable to common stock	$(51,725)	10,729	$(4.82)	$(213,570)	9,215	$(23.18)

At June 30, 2016 and December 31, 2015, 354,974 and 314,060 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company’s stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Unvested restricted stock	350	309	332	271

Options to purchase common stock and PSUs that were outstanding and that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands except per share/unit data)
Weighted average stock options	12	21	12	22
Weighted average exercise price per share	$166.10	$164.75	$166.10	$164.75
Weighted average performance share units	135	134	138	122
Weighted average grant date fair value per unit	$22.10	$45.65	$22.10	$45.65

For the three and six months ended June 30, 2016 and 2015, the excluded options that were anti-dilutive were at exercise prices in excess of the average stock price. Except for the three months ended June 30, 2016, all unvested PSUs were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in the periods presented due to the net loss in those periods.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Interest payments	$58,476	$31,836
Income tax payments	$—	$11

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. No interest was capitalized during the six months ended June 30, 2016. The Company capitalized interest of $0.9 million for the six months ended June 30, 2015 which reduced interest expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles. This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted beginning with periods after December 15, 2016 and entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company has elected to not adopt ASU 2014-15 early and does not expect adoption of ASU 2014-15 to have any impact on its consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 requires lessees to put most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02. ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (“ASU 2016-09”). ASU 2016-09 will change how companies account for certain aspects of share-based payments, including recognizing the income tax effects of awards in the income statement when the awards vest or are settled. ASC 2016-09 revises guidance on employers’ accounting for employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and the treatment of forfeitures. ASU 2016-09 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted, but all guidance must be adopted in the same period. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.

(2) STOCKHOLDERS’ EQUITY —

On March 24, 2016, the Company received a notification from the New York Stock Exchange (the “NYSE”) notifying the Company that it was not in compliance with the NYSE’s continued listing standards. The Company is considered below criteria established by the NYSE as a result of the Company’s average stock price trading below $1.00 per share and its average market capitalization being less than $50.0 million, in each case over a consecutive 30 trading-day period. The Company has submitted and the NYSE has accepted a business plan to regain compliance with the NYSE’s continued listing standards. Comstock may regain compliance with the NYSE’s stock price standard at any time during a six-month cure period commencing on receipt of the NYSE notification if its common stock has a closing stock price of at least $1.00 and an average closing stock price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. The Company must regain compliance with respect to its market capitalization within eighteen months of receipt of the NYSE notification. Failure to regain compliance with the NYSE’s continued listing standards within the applicable time periods will result in the commencement of suspension and delisting procedures. On July 29, 2016, Comstock completed a one-for-five (1:5) reverse split of its common stock to address the minimum stock price requirement.

At the Company’s 2016 annual meeting of stockholders, the stockholders approved an amendment to the Company’s restated articles of incorporation to increase the authorized shares of common stock to 50 million shares (such number adjusted for the one-for-five (1:5) reverse stock split).

(3) LONG-TERM DEBT —

At June 30, 2016, long-term debt was comprised of:

(In thousands)
7 3⁄4 % Senior Notes due 2019:
Principal	$288,516
Premium, net of amortization	2,325
Debt issue costs, net of amortization	(2,464)
9 1⁄2 % Senior Notes due 2020:
Principal	174,607
Discount, net of amortization	(4,008)
Debt issue costs, net of amortization	(1,913)
10% Senior Secured Notes due 2020:
Principal	700,000
Debt issue costs, net of amortization	(11,873)

$1,145,190

In March 2015, Comstock issued $700.0 million of 10% senior secured notes (the “Secured Notes”) which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $683.8 million were used to retire the Company’s bank credit facility and for general corporate purposes. Comstock also has outstanding (i) $288.5 million of 7 3⁄4% senior notes (the “2019 Notes”) which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $174.6 million of 9 1⁄2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first-priority basis equally and ratably with the Company’s revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of the Company’s and its subsidiaries’ oil and gas properties. The Secured Notes, the 2019 Notes and the 2020 Notes are general obligations of Comstock and are guaranteed by all of Comstock’s subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on the ability of Comstock to obtain funds from its subsidiaries through dividends or loans. As of June 30, 2016, Comstock had no material assets or operations which are independent of its subsidiaries.

During the six months ended June 30, 2016, Comstock has retired $87.5 million in principal amount of the 2019 Notes and $19.8 million of the 2020 Notes in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash. A gain of $89.6 million was recognized on the exchanges and purchases of the 2019 Notes and the 2020 Notes during the six months ended June 30, 2016 for the difference between the market value of the stock on the closing date of the exchanges and sales and the net carrying value of the debt and the related net premium and net debt issuance costs. The gain is included in the net gain on extinguishment of debt, which is reported as a component of other income (loss). During the six months ended June 30, 2015, the Company purchased $16.8 million in principal amount of the 2020 Notes for $7.8 million. The gain of $8.2 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with the Company’s bank credit facility of $3.7 million are included in the net gain on extinguishment of debt.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company’s subsidiaries and is secured by substantially all of Comstock’s and its subsidiaries’ assets. Borrowings under the revolving credit facility bear interest, at Comstock’s option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company’s ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of June 30, 2016.

(4) COMMITMENTS AND CONTINGENCIES —

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2016 totaled $5.3 million.

(5) SUBSEQUENT EVENTS —

On August 1, 2016 the Company filed with the Securities and Exchange Commission a registration statement on Form S-4 and commenced an exchange offer (the “Exchange Offer”) of new secured notes, and in certain instances warrants, in exchange for all of the Company’s Secured Notes, 2019 Notes and 2020 Notes. The Company is offering to exchange (i) new senior secured notes and warrants for the $700.0 million principal amount of the of Secured Notes and (ii) second lien convertible notes for $463.1 million principal amount of the 2019 Notes and 2020 Notes. The new notes would contain the same interest rates and maturity dates as the existing notes but would in certain circumstances and terms allow the Company to pay the interest in-kind and with respect to the new second lien notes, subject to the Company obtaining stockholder approval, be convertible into shares of the Company’s common stock.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2015 and as adjusted by our Current Report on Form 8-K dated August 1, 2016.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	13,519	11,073	27,344	19,273
Oil (Mbbls)	355	924	772	1,960
Natural gas equivalent (Mmcfe)	15,649	16,616	31,974	31,034
Revenues:
Natural gas sales	$25,727	$26,188	$50,874	$46,757
Oil sales	14,988	51,124	26,004	97,077

Total oil and gas sales	$40,715	$77,312	$76,878	$143,834

Expenses:
Production taxes	$1,327	$3,807	$2,513	$6,781
Gathering and transportation	4,025	3,260	8,390	6,113
Lease operating(1)	12,988	17,827	25,948	32,963
Exploration expense	—	23,040	7,753	65,269
Depreciation, depletion and amortization	36,029	90,573	74,865	182,462
Average Sales Price:
Natural gas (per Mcf)	$1.90	$2.37	$1.86	$2.43
Oil (per Bbl)	$42.21	$55.34	$33.69	$49.53
Average equivalent (Mcfe)	$2.60	$4.65	$2.40	$4.63
Expenses ($ per Mcfe):
Production taxes	$0.08	$0.23	$0.08	$0.22
Gathering and transportation	$0.26	$0.20	$0.26	$0.20
Lease operating(1)	$0.83	$1.07	$0.81	$1.06
Depreciation, depletion and amortization(2)	$2.28	$5.43	$2.32	$5.86

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues —

Our oil and natural gas sales decreased $36.6 million (47%) in the second quarter of 2016 to $40.7 million from $77.3 million in the second quarter of 2015, primarily due to the substantial decline in oil and natural gas prices and a decline in our oil production. Natural gas sales in the second quarter decreased 2% to $25.7 million due to lower natural gas prices offset in part by higher production. Our natural gas production increased by 22% from the second quarter of 2015 while our realized natural gas price decreased by 20% during the same period. The increase in our natural gas production has been driven by our successful natural gas drilling program that we commenced in 2015. Oil sales in the second quarter of 2016 decreased by 71% to $15.0 million from the second quarter of 2016 due to a 62% decrease in our oil production and a 24% decrease in our realized oil prices as compared with the second quarter of 2015. The decline in oil production is attributable to the sale of our East Texas Eagle Ford shale properties in or near Burleson, Texas in 2015 and the lack of drilling activity in our South Texas Eagle Ford shale properties in South Texas.

In the first six months of 2016, our oil and natural gas sales decreased by $66.9 million (47%) to $76.9 million from $143.8 million in the first six months of 2015. Natural gas sales in the first six months of 2016 increased by $4.1 million (9%) from 2015 while oil sales decreased by $71.1 million (73%) from 2015. Our natural gas production increased by 42% from 2015 while our realized natural gas price decreased by 23%. The decrease in oil sales is attributable to the 61% decline in our production and the 32% decrease in realized oil prices.

Costs and Expenses —

Production taxes decreased $2.5 million to $1.3 million for the second quarter of 2016 from $3.8 million in the second quarter of 2015. Production taxes of $2.5 million for the first six months of 2016 decreased $4.3 million as compared with production taxes of $6.8 million for the first six months of 2015. These decreases are mainly related to our lower oil and gas sales in 2016 as well as state exemptions on our Haynesville shale wells drilled in 2015 and 2016.

Gathering and transportation costs for the second quarter of 2016 increased $0.7 million to $4.0 million as compared to $3.3 million in the second quarter of 2015. Gathering and transportation costs for the first six months of 2016 increased $2.3 million to $8.4 million as compared to $6.1 million for the first six months of 2015. Our gathering and transportation costs have increased due to the volume growth from our Haynesville shale drilling program.

Our lease operating expense of $13.0 million for the second quarter of 2016 decreased $4.8 million (27%) from operating expense of $17.8 million for the second quarter of 2015. Our lease operating expense for the first six months of 2016 of $25.9 million decreased $7.1 million or 21% from our lease operating expense of $33.0 million for the first six months of 2015. This decrease primarily reflects lower costs associated with our declining oil production. Our lease operating expense of $0.81 per Mcfe produced for the six months ended June 30, 2016 was $0.25 per Mcfe lower than the lease operating expense of $1.06 per Mcfe for the same period in 2015.

Exploration costs of $7.8 million in the six months ended June 30, 2016 primarily related to impairments of unevaluated leases recognized in the first quarter of 2016. Exploration costs of $23.0 million and $65.3 million in the three and six months ended June 30, 2015, respectively, primarily include impairments of unevaluated leases and rig termination fees.

Depreciation, depletion and amortization (“DD&A”) decreased $54.6 million (60%) to $36.0 million in the second quarter of 2016 from $90.6 million in the second quarter of 2015. Our DD&A per equivalent Mcf produced decreased $3.15 (58%) to $2.28 for the three months ended June 30, 2016 from $5.43 for the three months ended June 30, 2015. DD&A for the first six months of 2016 of $74.9 million decreased $107.6 million

(59%) from DD&A expense of $182.5 million for the six months ended June 30, 2015. For the first six months of 2016, our per unit DD&A rate of $2.32 decreased $3.54 (60%) from our DD&A rate of $5.86 for the first six months of 2015. The lower rates in 2016 reflect the impairments we recognized in 2015 as well as the increase in production from the lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $5.7 million for the second quarter of 2016 from $7.2 million in the second quarter of 2015. Included in general and administrative expenses are stock-based compensation of $1.2 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. For the first six months of 2016, general and administrative expenses of $11.2 million decreased $3.9 million (26%) from general and administrative expenses for the six months ended June 30, 2015 of $15.1 million. Included in general and administrative expense is stock-based compensation of $2.5 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. The lower general and administrative costs are attributable to a reduction in personnel and related compensation costs in 2016.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis. We recognized impairment charges of $3.7 million and $2.4 million on our oil and gas properties during the six months ended June 30, 2016 and June 30, 2015, respectively, primarily due to the decline in management’s oil and natural gas price outlook. Also included in impairments for the six months ended June 30, 2016 is an impairment of $20.8 million to reduce the carrying value of our South Texas natural gas properties classified as assets held for sale to their net realizable value less costs to sell. The net loss on sales and exchange of oil and gas properties of $0.9 million for the first six months of 2016 reflects the non-monetary exchange we completed in January, 2016 and the sale of certain other oil and gas properties. The loss on sale of oil and gas properties of $111.8 million for the six months ended June 30, 2015 relates to our sale of our Burleson County, Texas oil properties.

Interest expense decreased $4.9 million to $28.9 million for the second quarter of 2016 from interest expense of $33.8 million in the second quarter of 2015. We did not capitalize interest during the three months ended June 30, 2016 and 2015. The decrease in interest expense for the three months ended June 30, 2016 mainly reflects the interest savings from our repurchases of our senior notes. Interest expense increased $4.2 million to $58.8 million for the first six months of 2016 from interest expense of $54.6 million in the first six months of 2015. We did not capitalize any interest during the six months ended June 30, 2016 and we capitalized interest of $0.9 million on our unevaluated properties during the six months ended June 30, 2015. The increase in interest expense for the six months ended June 30, 2016 primarily relates to the issuance of $700.0 million of senior secured notes in March 2015, which was partially offset by the lower interest from our debt reduction program.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities. Gains related to our natural gas derivative financial instruments that covered a portion of our production were $18,000 and $0.7 million for the three months and six months ended June 30, 2016, respectively. We had no cash settlements for crude oil or natural gas swaps during the three months and six months ended June 30, 2015. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average Realized Oil Price:
Natural gas, per Mcf	$1.90	$2.37	$1.86	$2.43
Cash settlements of derivative financial instruments, per Mcf	0.09	—	0.08	—

Price per Mcf, including cash settlements of derivative financial instruments	$1.99	$2.37	$1.94	$2.43

During the six months ended June 30, 2016 and 2015, we recognized a net gain on extinguishment of debt of $89.6 million and $4.5 million, respectively. We retired $87.5 million and $19.8 million of principal of the 2019 Notes and the 2020 Notes in the six months ended June 30, 2016 and 2015, respectively, as part of our debt reduction program.

Income taxes for the three months ended June 30, 2016 were a provision of $88,000 as compared to a benefit of $72.7 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was a provision of 1.8% as compared to a benefit of 35.0% for the three months ended June 30, 2015. Income taxes for the six months ended June 30, 2016 were a provision of $4.5 million as compared to a benefit of $114.3 million for the six months ended June 30, 2015. Our effective tax rate was a provision of 9.6% for the first six months of 2016 as compared to a benefit of 34.9% for the first six months of 2015. During the first quarter of 2016, Louisiana changed its tax laws with respect to the utilization of net operating losses. As a result of this tax law change we increased our deferred income tax liability related to state income taxes by $4.5 million. No benefit for income taxes was reflected on the loss in the first six months of 2016 due to the increase to our valuation allowances related to federal and certain state net operating losses. The effective tax rate for the first six months of 2015 differed slightly from the expected rate of 35% primarily because of state taxes.

We reported net income of $4.9 million, or $0.41 per diluted share, for the three months ended June 30, 2016 as compared to a net loss of $135.1 million, or $14.64 per share, for the three months ended June 30, 2015. We reported a net loss of $51.7 million, or $4.82 per share, for the six months ended June 30, 2016, as compared to a net loss of $213.6 million, or $23.18 per share, for the six months ended June 30, 2015. The net loss in the six months ended June 30, 2016 was primarily due to the oil and gas property impairment charges recognized, lower oil and natural gas prices and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2016, our primary source of funds was cash on hand. Cash used for operating activities for the six months ended June 30, 2016 was $31.2 million as compared to cash provided by operating activities of $24.2 million for the first six months of 2015. This decrease primarily reflects our lower revenues from oil and gas sales and working capital changes.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2016, we incurred capital expenditures of $30.3 million primarily for our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Exploration and development:
Exploratory leasehold	$—	$6,928
Development leasehold	1,089	377
Development drilling	26,798	133,870
Exploratory drilling	—	11,534
Other development	2,455	23,938

Total capital expenditures	$30,342	$176,647

We expect to fund our development and exploration activities with future operating cash flow, proceeds from anticipated asset sales and from cash on hand. Our cash flows for the first six months of 2016 were significantly impacted by the low oil and natural gas prices and a reduction in accounts payable due to our lower drilling activity. The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We presently have no contracts for future drilling services. We have maximum commitments of $5.3 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2020.

With the substantial decline in oil and natural gas prices in 2015, which have continued into 2016, we continue to experience declining cash flows and reductions in our overall liquidity. At current oil and natural gas prices, operating cash flow was not sufficient to cover our fixed debt service costs. Our capital expenditures have been funded with asset sale proceeds or from cash on hand. Beginning in 2015, we redirected our drilling program to natural gas and drilled ten successful horizontal wells on Haynesville and Bossier shale properties in North Louisiana employing an enhanced completion design using longer laterals and larger well stimulations. The well results were successful but natural gas prices substantially declined in response to a very warm winter. In order to preserve liquidity, we recently released our last operated rig after drilling and completing three additional successful Haynesville shale wells in 2016. While the reduction in drilling activity will allow us to preserve more of the cash on our balance sheet, it will result in future reductions to our natural gas production and proved oil and natural gas reserves.

We are planning to resume our drilling program later this year. We are planning to drill five (4.5 net) additional wells in 2016 and 19 (15.7 net) wells in 2017. Capital expenditures for this program would approximate $46.0 million in the second half of 2016 and $147.0 million in 2017. Restarting the drilling program is dependent on successful completion of the Exchange Offer. The Exchange Offer, if successful, would free up cash flow from operations to fund our capital expenditures. To the extent that the Exchange Offer is not completed, we will pursue other initiatives to enhance liquidity, which may not be sufficient to fund this drilling program. Such initiatives could include additional asset divestitures or entering into a drilling joint venture on our Haynesville shale properties.

In March 2015, we issued $700.0 million of 10% senior secured notes (the “Secured Notes”) which are due on March 15, 2020. Interest on the Secured Notes is payable semi-annually on each March 15 and September 15. Net proceeds from the issuance of the Secured Notes of $683.8 million were used to retire our bank credit facility and for general corporate purposes. We also have outstanding (i) $288.5 million of 7 3⁄4% senior notes (the “2019 Notes”) which are due on April 1, 2019 and bear interest which is payable semi-annually on each April 1 and October 1 and (ii) $174.6 million of 9 1⁄2% senior notes (the “2020 Notes”) which are due on June 15, 2020 and bear interest which is payable semi-annually on each June 15 and December 15. The Secured Notes are secured on a first priority basis equally and ratably with our revolving credit facility described below, subject to payment priorities in favor of the revolving credit facility by the collateral securing the revolving credit facility, which consists of, among other things, at least 80% of our and its subsidiaries’ oil and gas properties. The Secured Notes, the 2019 Notes and 2020 Notes are our general obligations and are guaranteed by all of our subsidiaries. Such subsidiary guarantors are 100% owned and all of the guarantees are full and unconditional and joint and several obligations. There are no restrictions on our ability to obtain funds from our subsidiaries through dividends or loans. As of June 30, 2016, we had no material assets or operations which are independent of our subsidiaries.

During the six months ended June 30, 2016, we retired $87.5 million in principal amount of the 2019 Notes and $19.8 million of the 2020 Notes in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash. A gain of $89.6 million was recognized on the exchanges and purchases of the 2019 Notes and the 2020 Notes during the six months ended June 30, 2016 for the difference between the market value of the stock on the closing date of the exchanges and sales and the net carrying value of the debt and the related net premium and net debt issuance costs. The gain is included in the net gain on extinguishment of debt, which is reported as a component of other income (loss). During the six months ended June 30, 2015, we purchased $16.8 million in principal amount of the 2020 Notes for $7.8 million. The gain of $8.2 million recognized on the purchase of the 2020 Notes and the loss resulting from the write-off of deferred loan costs associated with our bank credit facility of $3.7 million are included in the net gain on extinguishment of debt.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility is a four year credit commitment that matures on March 4, 2019. Indebtedness under the revolving credit facility is secured by substantially all of our and our subsidiaries’ assets and is guaranteed by all of our subsidiaries. Borrowings under the revolving credit facility bear interest at our option at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent’s prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line. The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of consolidated debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to total debt outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of June 30, 2016.

On August 1, 2016 we filed with the Securities and Exchange Commission a registration statement on Form S-4 and commenced an exchange offer (the “Exchange Offer”) of new secured notes, and in certain instances warrants, in exchange for all of our Secured Notes, 2019 Notes and 2020 Notes. We are offering to exchange (i) new senior secured notes and warrants for the $700.0 million principal amount of the Secured Notes and (ii) second lien convertible notes for $463.1 million principal amount of the 2019 Notes and 2020 Notes. The new notes would contain the same interest rates and maturity dates as the existing notes but would in certain circumstances and terms allow us to pay the interest in-kind and with respect to the new second lien notes, subject to our obtaining stockholder approval, be convertible into shares of the Company’s common stock.

Upon successful completion of the Exchange Offer, we believe that our future cash flow from operations, proceeds from asset sales, cash on hand and available borrowings under our revolving credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Federal Taxation

Future use of our federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. We may also need to recognize additional valuation allowances on our net operating loss carryforwards in future periods if we incur significant losses and accordingly a tax benefit may not be recognized on such losses. In 2015, we adopted a Rights Plan intended to prevent these potential limitations on our ability to utilize our net operating loss carryforwards. We expect an ownership change to occur if we are able to complete the Exchange Offer that we initiated on August 1, 2016.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the six months ended June 30, 2016 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $2.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.7 million.

Interest Rates

At June 30, 2016, we had approximately $1.2 billion principle amount of long-term debt outstanding. Of this amount, $700.0 million bears interest at a fixed rate of 10%, $288.5 million bears interest at a fixed rate of 7 3⁄4% and $174.6 million bears interest at a fixed rate of 9 1⁄2%. The fair market value of our fixed rate debt as of June 30, 2016 was $730.2 million based on the market price of approximately 64% of the face amount. At June 30, 2016, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Annual Report”). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

We have received a notice of non-compliance with continued listing standards from the New York Stock Exchange (the “NYSE”) for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.

On March 24, 2016, we received a notification from the NYSE informing us that we were no longer in compliance with the NYSE’s continued listing standards for our common stock because the average closing price of our common stock and our average market capitalization have fallen below the NYSE’s requirements. The NYSE’s continued listing standards require that (i) the average closing price of a listed company’s common stock be at least $1.00 per share and (ii) a listed company’s equity market capitalization be at least $50.0 million, in each case over a consecutive 30 trading-day period. As of July 29, 2016, the average closing price of our common stock over the preceding 30 trading-day period was $0.84 per share and our average equity market capitalization over the same period was $52.5 million.

We have submitted and the NYSE has accepted a business plan to regain compliance with the NYSE’s continued listing standards. We may regain compliance with the NYSE’s stock price standard at any time during a six-month cure period commencing on receipt of the NYSE notification if our common stock has a closing stock price of at least $1.00 and an average closing stock price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or the last trading day of the cure period. We must regain compliance with respect to our market capitalization within eighteen months of receipt of the NYSE notification. Failure to regain compliance with the NYSE’s continued listing standards within the applicable time periods will result in the commencement of suspension and delisting procedures. On July 29, 2016, we completed a one-for-five (1:5) reverse split of our common stock to address the minimum stock price requirement.

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

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: August 1, 2016	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)

Date: August 1, 2016	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)