Form 10-Q
period 2016-09-30
COMSTOCK RESOURCES INC
filed 2016-11-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2016

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 9, 2016 was 13,455,559.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2016

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - September 30, 2016 and December 31, 2015	4
Consolidated Statements of Operations - Three Months and Nine Months ended September 30, 2016 and 2015	5
Consolidated Statement of Stockholders' Deficit - Nine Months ended September 30, 2016	6
Consolidated Statements of Cash Flows - Nine Months ended September 30, 2016 and 2015	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	22
PART II. Other Information
Item 1A. Risk Factors	23
Item 6. Exhibits	23
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS

Cash and Cash Equivalents	$26,584	$134,006
Accounts Receivable:
Oil and gas sales	16,659	15,241
Joint interest operations	2,033	3,552
Derivative Financial Instruments	—	1,446
Assets Held for Sale	29,442	—
Other Current Assets	1,975	1,993
Total current assets	76,693	156,238
Property and Equipment:
Unproved oil and gas properties	—	84,144
Oil and gas properties, successful efforts method	3,774,780	4,332,222
Other	19,577	19,521
Accumulated depreciation, depletion and amortization	(2,986,614)	(3,397,467)
Net property and equipment	807,743	1,038,420
Other Assets	1,076	1,192

	$885,512	$1,195,850

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$37,786	$57,276
Accrued Liabilities	20,398	38,444
Total current liabilities	58,184	95,720
Long-term Debt	1,025,522	1,249,330
Deferred Income Taxes	5,677	1,965
Reserve for Future Abandonment Costs	16,152	20,093
Total liabilities	1,105,535	1,367,108
Commitments and Contingencies
Stockholders' Deficit:
Common stock — $0.50 par, 50,000,000 shares authorized, 13,383,016 and 9,544,035 shares outstanding at September 30, 2016 and December 31, 2015, respectively	6,692	4,772
Common stock warrants	7,938	—
Additional paid-in capital	526,248	504,670
Accumulated deficit	(760,901)	(680,700)
Total stockholders' deficit	(220,023)	(171,258)

	$885,512	$1,195,850

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$36,852	$33,654	$87,726	$80,411
Oil sales	13,478	27,706	39,482	124,783
Total oil and gas sales	50,330	61,360	127,208	205,194

Operating expenses:
Production taxes	1,556	2,170	4,069	8,951
Gathering and transportation	3,829	3,729	12,219	9,842
Lease operating	12,301	16,687	38,249	49,650
Exploration	76,391	5,040	84,144	70,309
Depreciation, depletion and amortization	37,545	79,445	112,410	261,907
General and administrative	4,188	5,653	15,426	20,795
Impairment of oil and gas properties	113	544,714	24,573	547,101
Loss (gain) on sales and exchange of oil and gas properties	13,196	(52)	14,103	111,778
Total operating expenses	149,119	657,386	305,193	1,080,333

Operating loss	(98,789)	(596,026)	(177,985)	(875,139)

Other income (expenses):
Net gain on extinguishment of debt	100,540	51,054	190,116	55,586
Gain from derivative financial instruments	—	1,078	674	1,705
Other income	175	411	770	1,054
Interest expense	(31,227)	(32,159)	(90,053)	(86,720)
Total other income (expenses)	69,488	20,384	101,507	(28,375)

Loss before income taxes	(29,301)	(575,642)	(76,478)	(903,514)
Benefit from (provision for) income taxes	825	30,646	(3,723)	144,948
Net loss	$(28,476)	$(544,996)	$(80,201)	$(758,566)

Net loss per share – basic and diluted	$(2.32)	$(59.05)	$(7.13)	$(82.27)

Weighted average shares outstanding – basic and diluted	12,293	9,230	11,255	9,220

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2016	9,544	$4,772	$—	$504,670	$(680,700)	$(171,258)
Stock-based compensation	232	116	—	3,455	—	3,571
Restricted stock used for tax withholdings	(42)	(21)	—	(292)	—	(313)
Stock issued in exchange for debt	2,771	1,385	—	12,218	—	13,603
Common stock warrants issued	—	—	14,051	—	—	14,051
Common stock warrants exercised	878	440	(6,113)	6,300	—	627
Stock issuance costs	—	—	—	(103)	—	(103)
Net loss	—	—	—	—	(80,201)	(80,201)

Balance at September 30, 2016	13,383	$6,692	$7,938	$526,248	$(760,901)	$(220,023)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(80,201)	$(758,566)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss on sales and exchange of oil and gas properties	14,103	111,778
Impairment of unproved oil and gas properties	84,144	70,309
Impairment of proved oil and gas properties	24,573	547,101
Depreciation, depletion and amortization	112,410	261,907
Gain on derivative financial instruments	(674)	(1,705)
Settlements of derivative financial instruments	2,120	391
Net gain on extinguishment of debt	(190,116)	(55,586)
Amortization of debt discount, premium and issuance costs	6,413	3,952
Interest paid in-kind	2,576	—
Deferred income taxes	3,687	(146,118)
Stock-based compensation	3,571	6,061
Excess income taxes from stock-based compensation	—	1,943
Decrease in accounts receivable	101	25,277
Decrease in other current assets	18	7,292
Decrease in accounts payable and accrued liabilities	(37,443)	(50,560)

Net cash provided by (used for) operating activities	(54,718)	23,476
Cash Flows From Investing Activities:
Capital expenditures	(41,142)	(232,896)
Proceeds from asset sales	2,067	102,674

Net cash used for investing activities	(39,075)	(130,222)
Cash Flows from Financing Activities:
Borrowings	—	790,000
Payments to retire debt	(3,388)	(502,815)
Debt and equity issuance costs	(9,928)	(16,201)
Tax withholdings related to restricted stock	(313)	(526)
Excess income taxes from stock-based compensation	—	(1,943)

Net cash provided by (used for) financing activities	(13,629)	268,515

Net increase (decrease) in cash and cash equivalents	(107,422)	161,769
Cash and cash equivalents, beginning of period	134,006	2,071
Cash and cash equivalents, end of period	$26,584	$163,840

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of September 30, 2016, the related results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015.  Net loss and comprehensive loss are the same in all periods presented.   All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2015 and its Current Report on Form 8-K dated August 1, 2016.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned and controlled subsidiaries.

On July 29, 2016, the Company effected a one-for-five (1:5) reverse split of its outstanding shares of common stock. All amounts disclosed in these financial statements have been adjusted to give effect to this reverse stock split in all periods.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

At September 30, 2016, the Company reflected certain of its natural gas properties located in South Texas as assets held for sale in the accompanying consolidated balance sheet.  On October 14, 2016, the Company entered into an agreement with a third party to sell such properties for $28.0 million, with an effective date of August 1, 2016.  The sale is expected to close in December 2016 and is subject to customary closing conditions. At September 30, 2016, these assets were reflected on the balance sheet at $29.4 million, representing their estimated net realizable value from the pending sale less selling costs.  The asset retirement obligation related to these properties of $3.4 million is included in accrued liabilities at September 30, 2016.  The Company has recognized a loss on the pending sale totaling $13.2 million for the three and nine months ended September 30, 2016, respectively in addition to an impairment charge of $20.8 million that was recognized in the nine months ended September 30, 2016 to adjust the carrying value of these assets to their net realizable value.   The Company also sold certain oil and gas properties during the first nine months of 2016 for total proceeds of $2.1 million.  The Company recognized a loss of $1.6 million on these divestitures.  During the nine months ended September 30, 2015, the Company completed the sale of certain oil and gas properties located in and near Burleson County, Texas under which it received net proceeds of $102.7 million and recognized a net loss on sale of $111.8 million.

Results of operations for the properties that were sold or are being held for sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Total oil and gas sales	$2,345	$5,096	$5,873	$27,851
Total operating expenses(1)	(1,124)	(5,022)	(4,522)	(77,999)
Operating income (loss)	$1,221	$74	$1,351	$(50,148)

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange.  Under the exchange, the Company received 3,637 net acres in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net).  The Company exchanged 2,547 net acres in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties.  The Company recognized a gain of $0.7 million on this transaction which is included in the loss on sales and exchange of oil and gas properties for the nine months ended September 30, 2016.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The capitalized costs reflected as unproved oil and gas properties at December 31, 2015 related to the Company's undeveloped leases in the Tuscaloosa Marine shale in Louisiana and Mississippi.  Given the continued low oil prices, the Company has determined that it is unlikely that oil prices will recover in a time period to allow the development of its Tuscaloosa Marine shale leases prior to their expiration.  Accordingly, the Company recognized an impairment included in exploration expense of $76.4 million in the three months ended September 30, 2016.  Comstock had $5.1 million of impairments in the three months ended September 30, 2015 and $84.1 million and $68.6 million during the nine months ended September 30, 2016 and 2015, respectively.

The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  Reductions to management's oil and natural gas price outlooks in 2016 and 2015 resulted in indications of impairment of certain of the Company's properties.  Accordingly, the Company recognized additional impairments of its oil and gas properties of $0.1 million and $544.7 million for the three months ended September 30, 2016 and 2015, respectively, and $24.6 million and $547.1 million for the nine months ended September 30, 2016 and 2015, respectively, to reduce the carrying value of these properties to their estimated fair value.

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

Accrued Liabilities

Accrued liabilities at September 30, 2016 and December 31, 2015 consist of the following:

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Accrued interest	$5,685	$29,075
Accrued drilling costs	876	5,306
Accrued ad valorem taxes	3,600	—
Asset retirement obligation of assets held for sale	3,442	—
Accrued transportation costs	2,466	2,818
Other accrued liabilities	4,329	1,245
	$20,398	$38,444

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Future abandonment costs — beginning of period	$20,093	$14,900
Accretion expense	716	600
New wells placed on production	2	309
Liabilities settled and assets disposed of	(1,217)	(703)
Assets held for sale	(3,442)	—
Future abandonment costs — end of period	$16,152	$15,106

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

The Company had derivative financial instruments outstanding on December 31, 2015 that hedged production through June 30, 2016 and had no derivative financial instruments outstanding on September 30, 2016. None of the Company's derivative contracts were designated as cash flow hedges. The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized gains of $0.7 million related to the change in fair value of its natural gas swap agreements during the nine months ended September 30, 2016. The Company recognized a gain of $1.1 million and $1.7 million related to the change in fair value of its natural gas swap agreements during the three and nine months ended September 30, 2015, respectively. The Company received cash settlements of $2.1 million and $0.4 million from derivative financial instruments for the nine months ended September 30, 2016 and 2015, respectively.

Subsequent to September 30, 2016, the Company has entered into natural gas swaps for approximately 12.6 billion cubic feet of natural gas to be produced in 2017 at an average price of $3.27 per Mcf.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended September 30, 2016 and 2015, the Company recognized $1.1 million and $2.1 million, respectively, of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors. For the nine months ended September 30, 2016 and 2015, the Company recognized $3.6 million and $6.1 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the nine months ended September 30, 2016, the Company granted 229,644 shares of restricted stock with a grant date fair value of $1.8 million, or $5.46 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of September 30, 2016, Comstock had 354,986 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $15.27 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $3.6 million as of September 30, 2016 is expected to be recognized over a period of 1.5 years.

During the nine months ended September 30, 2016, the Company granted 60,015 PSUs with a grant date fair value of $0.4 million, or $7.00 per unit, to its employees. As of September 30, 2016, Comstock had 134,650 PSUs outstanding at a weighted average grant date fair value of $22.09 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 269,300 shares of common stock. Total unrecognized compensation cost related to these grants of $1.4 million as of September 30, 2016 is expected to be recognized over a period of 1.5 years.

As of September 30, 2016, Comstock had outstanding options to purchase 11,730 shares of common stock at a weighted average exercise price of $166.10 per share which expire on December 14, 2016. All of the stock options were exercisable and there were no unrecognized compensation costs related to the stock options as of September 30, 2016. No stock options were granted or exercised during the nine months ended September 30, 2016.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first nine months of 2016 related to an increase in the Company's deferred income tax liability resulting from certain state tax law changes enacted during the period. In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized and, therefore, has recorded a valuation allowance of $27.6 million and $8.3 million against its net federal deferred tax assets and state deferred tax assets (net of the federal tax benefit), respectively, during the nine months ended September 30, 2016. The Company will continue to assess the valuation allowance against deferred tax assets considering all available information obtained in future reporting periods.

The following is an analysis of consolidated income tax expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Current provision	$7	$687	$36	$1,170
Deferred provision (benefit)	(832)	(31,333)	3,687	(146,118)
Provision for (benefit from) income taxes	$(825)	$(30,646)	$3,723	$(144,948)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(45.0)	(31.7)	(47.8)	(21.0)
State income taxes net of federal benefit	12.4	2.0	7.8	2.1
Nondeductible stock-based compensation	0.4	—	—	(0.1)
Other	0.1	—	—	—
Effective tax rate	2.9%	5.3%	(5.0)%	16.0%

The Company's federal income tax returns for the years subsequent to December 31, 2012, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for the year ended December 31, 2008 and for various periods subsequent to December 31, 2010. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material effect on the Company's financial statements. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

As a result of the debt exchange the Company completed on September 6, 2016 and repurchases of its senior notes in exchange for common stock and cash that occurred prior to the debt exchange, Comstock generated approximately $258.5 million of taxable cancellation of debt income which is expected to be offset by utilizing net operating loss carryforwards.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of the Company's net operating loss carryforwards being eliminated or becoming restricted, and the Company may need to recognize an additional valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. It is highly likely that a change in ownership that would result from conversion of the Company's convertible notes would result in limits on the future use of its net operating loss carryforwards.

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

The Company's valuation of cash and cash equivalents is a Level 1 measurement. The Company's natural gas price swap agreements are not traded on a public exchange. Their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements is categorized as a Level 2 measurement. There were no price swap agreements outstanding as of September 30, 2016.

As of September 30, 2016, the Company's financial assets and liabilities accounted for at fair value consisted of cash and cash equivalents of $26.6 million, a Level 1 measurement. As of September 30, 2016, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.0 billion and a fair value of $980.9 million.  The fair market value of the Company's fixed rate debt was based on quoted prices as of September 30, 2016, a Level 2 measurement. As part of the Company's debt exchange in September 2016, the Company determined the fair value of its new two new convertible second lien PIK notes based upon the average trading prices for those notes subsequent to closing of the exchange.  This valuation, a Level 2 measurement, resulted in the determination of discounts to the face value of these notes of $111.9 million which was recognized as a component of the net gain on extinguishment of debt for the three and nine months ended September 30, 2016.  The discounts are being amortized over the life of the notes using the effective interest rate method.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, PSUs, unexercised common stock warrants or shares issuable for convertible debt and diluted earnings per share is determined with the effect of outstanding stock options, PSUs, unexercised stock warrants and shares issuable for convertible debt that are potentially dilutive.  Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and are included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  Unexercised common stock warrants represent the right to convert the warrants into common stock at an exercise price of $0.01 per share.  The treasury stock method is used to measure the dilutive effect of unexercised common stock warrants.  The shares that would be issuable upon exercise of the conversion rights contained in the Company's convertible debt for each period are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion.

Basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 were determined as follows:

	Three Months Ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and Diluted net loss attributable to common stock	$(28,476)	12,293	$(2.32)	$(544,996)	9,230	$(59.05)

	Nine Months Ended September 30,
	2016			2015
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and Diluted net loss attributable to common stock	$(80,201)	11,255	$(7.13)	$(758,566)	9,220	$(82.27)

At September 30, 2016 and December 31, 2015, 354,986 and 314,060 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Unvested restricted stock	355	315	340	286

For the three and nine months ended September 30, 2016 and 2015, all stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in all periods presented due to the net loss in those periods.  Options to purchase common stock, warrants exercisable into common stock, PSUs that were outstanding and contingently issuable shares related to the convertible debt that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands except per share/unit data)
Weighted average stock options	12	21	12	21
Weighted average exercise price per share	$166.10	$164.72	$166.10	$164.89

Weighted average warrants for common stock	377	—	127	—
Weighted average exercise price per share	$0.01	$—	$0.01	$—

Weighted average PSUs	135	134	137	126
Weighted average grant date fair value per unit	$22.09	$45.67	$22.09	$45.67

Weighted average contingently convertible shares	9,770	—	3,257	—
Weighted average conversion price per share	$12.32	$—	$12.32	$—

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Interest payments	$109,642	$68,877
Income tax payments	$—	$77

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. No interest was capitalized during the nine months ended September 30, 2016.  The Company capitalized interest of $0.9 million for the nine months ended September 30, 2015 which reduced interest expense.  Interest of $2.6 million in the three months and nine months ended September 30, 2016 is being paid in kind.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and sets rules for how this information should be disclosed in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted. The Company has elected to not adopt ASU 2014-15 early.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting,  ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments, including recognizing the income tax effects of awards in the income statement when the awards vest or are settled.  ASC 2016-09 revises guidance on employers' accounting for employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the treatment of forfeitures.  ASU 2016-09 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early adoption is permitted, but all guidance must be adopted in the same period.  The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.

(2) LONG-TERM DEBT –

At September 30, 2016, long-term debt was comprised of the following:

(In thousands)

10 % Senior Secured Toggle Notes due 2020:
Principal	$697,195
Discount, net of amortization	(13,072)
7 3⁄4 % Convertible Second Lien PIK Notes due 2019:
Principal	$270,557
Accrued interest payable in kind	1,456
Discount, net of amortization	(67,944)
9½ % Convertible Second Lien PIK Notes due 2020:
Principal	169,747
Accrued interest payable in kind	1,120
Discount, net of amortization	(41,618)
10% Senior Notes due 2020:
Principal	2,805
7 3⁄4 % Senior Notes due 2019:
Principal	17,959
Premium, net of amortization	132
9½ % Senior Notes due 2020:
Principal	4,860
Discount, net of amortization	(105)
Debt issuance costs, net of amortization	(17,570)
$1,025,522

On September 6, 2016, Comstock completed a debt exchange offer with the holders of approximately 98% of the Company's outstanding senior notes.  Specifically, the Company issued (i) $697.2 million of new 10% Senior Secured Toggle Notes due 2020 and warrants exercisable for 1,917,342 shares of Comstock's common stock, in exchange for $697.2 million of the Company's 10% Senior Secured Notes due 2020, (ii) $270.6 million of new 7¾% Convertible Second Lien PIK Notes due 2019 in exchange for $270.6 million of the Company's 7¾% Senior Notes due 2019, and (iii) $169.7 million of new 9½% Convertible Second Lien PIK Notes due 2020 in exchange for $169.7 million of the Company's 9½% Senior Notes due 2020.  Accrued and unpaid interest on notes tendered for exchange was paid in cash on the closing date. Following the exchange, $2.8 million of the 10% Senior Notes, $18.0 million of the 7¾% Senior Notes and $4.9 million of the 9½% Senior Notes remained outstanding.

The exchange of the 10% Senior Secured Notes for the 10% Senior Secured Toggle Notes was accounted for as a modification of debt.  Accordingly no gain or loss was recognized on the exchange.  The value of the warrants issued to the noteholders in consideration of the exchange of $13.4 million is being amortized to interest expense over the life of the notes.  Transaction costs of $4.4 million related to the exchange have been recognized in the three months ended September 30, 2016 as a reduction to the gain on extinguishment of debt which is reported as a component of other income (loss).  The exchange of the 7¾% Senior Notes and the 9½% Senior Notes for the Convertible Second Lien PIK Notes was accounted for as a debt extinguishment given the substantial difference in the terms of the exchanged notes.  A gain of $106.2 million on extinguishment of debt was recognized on this exchange representing the difference between the fair market value of the new convertible second lien notes and the carrying amount of the 7¾% Senior Notes and the 9½% Senior Notes that were exchanged.  Transaction costs of $6.5 million related to these exchanges have been reflected as debt issuance costs which are being amortized to interest expense over the life of the notes.

Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15, commencing March 15, 2017 and the notes mature on March 15, 2020.  The Company has the option to pay up to $75.0 million of interest on these notes in kind.  To the extent that interest is paid in kind the interest rate increases to 12¼% only for that interest payment.

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1, commencing April 1, 2017 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15, commencing December 15, 2016 and these notes mature on June 15, 2020.  Interest on the convertible second lien notes is only payable in kind.  Each series of the convertible second lien notes are convertible, at the option of the holder, into 81.2 shares of the Company's common stock for each $1,000 of principal amount of notes.  The convertible second lien notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of the Company's common stock is equal to or greater than $12.32 per share.

Prior to the completion of the debt exchange, the Company retired $87.5 million in principal amount of the 7¾% Senior Notes and $19.8 million of the 9½% Senior Notes in 2016 in exchange for the issuance of 2,748,403 shares of common stock and $3.5 million in cash.  A gain of $89.6 million was recognized on the retirement of the senior notes during the nine months ended September 30, 2016 for the difference between the market value of the stock on the closing date of the exchanges and the net carrying value of the debt. The gain is included in the net gain on extinguishment of debt. During the nine months ended September 30, 2015, the Company acquired $12.5 million in principal amount of the 7¾% Senior Notes and $88.4 million in principal amount of the 9½% Senior Notes for $37.8 million, and recognized a gain of $59.3 million on the retirement of such notes.  The Company also retired its bank credit facility in 2015 with the issuance of the 10% Senior Secured Notes and incurred a $3.7 million loss on the early retirement.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. The revolving credit facility matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amount outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of September 30, 2016.

All of the Company's subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the other outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible second lien notes are secured by liens on substantially all of the assets of the Company and its subsidiaries.  The allocation of proceeds related to the liens on the Company's assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible second lien notes are also subject to the priority of the 10% Senior Secured Toggle Notes.  The liens that previously secured the 10% Senior Secured Notes that were not tendered for exchange were released and these notes are no longer secured.

(3) STOCKHOLDERS' EQUITY –

On September 6, 2016, the Company completed a debt exchange in which it issued warrants to acquire 1,917,342 shares of Comstock's common stock for $0.01 per share.  As of September 30, 2016, warrants have been exercised for 877,026 shares of common stock, and 1,040,316 warrants remained outstanding.

At a special meeting of stockholders held on November 8, 2016, the stockholders (i) approved an amendment to the Company's restated articles of incorporation to increase the authorized shares of common stock to 75 million shares, (ii) authorized the issuance of up to 46,444,212 shares of common stock upon the potential conversion of the Company's second lien convertible debt, and (iii) authorized 2,500,000 shares for future awards under the Company's amended and restated 2009 Long-term Incentive Plan.

In March 2016, the Company received a notification from the New York Stock Exchange (the "NYSE") notifying the Company that it was not in compliance with the NYSE's continued listing standards. The Company was considered below criteria established by the NYSE as a result of the Company's average stock price trading below $1.00 per share and its average market capitalization being less than $50.0 million, in each case over a consecutive 30 trading-day period. The Company submitted and the NYSE accepted a business plan to regain compliance with the NYSE's continued listing standards. On July 29, 2016, Comstock effected a one-for-five (1:5) reverse split of its common stock to address the minimum stock price requirement.  On September 2, 2016, the Company received a notification from the NYSE informing the Company that it had regained compliance with the NYSE's continued listing requirements related to the minimum required stock price. The NYSE will review the Company's compliance with the minimum market capitalization in November 2016.

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of September 30, 2016 totaled $4.8 million. As of September 30, 2016, the Company had commitments for contracted drilling services through October 2016 of $0.4 million.

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

The prices for crude oil and natural gas have been highly volatile and we continue to experience a period of low prices primarily due to an oversupply of oil and natural gas.  As these prices remain low, we continue to experience lower revenues and cash flows.  We expect our oil production to continue to decline until we resume drilling on developing our properties.  We anticipate that our natural gas production will increase through our 2016 and 2017 drilling programs focused on our Haynesville shale properties.  We may also recognize further impairments of our producing oil and gas properties if oil and natural gas prices remain low and as a result the expected future cash flows from these properties becomes insufficient to recover their carrying value or we do not have sufficient capital to develop undeveloped reserves required to recover their carrying value.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	14,074	13,474	41,418	32,747
Oil (Mbbls)	320	635	1,092	2,595
Natural gas equivalent (Mmcfe)	15,997	17,284	47,971	48,318
Revenues:
Natural gas sales	$36,852	$33,654	$87,726	$80,411
Oil sales	13,478	27,706	39,482	124,783
Total oil and gas sales	$50,330	$61,360	$127,208	$205,194
Expenses:
Production taxes	$1,556	$2,170	$4,069	$8,951
Gathering and transportation	3,829	3,729	12,219	9,842
Lease operating(1)	12,301	16,687	38,249	49,650
Exploration expense	76,391	5,040	84,144	70,309
Depreciation, depletion and amortization	37,545	79,445	112,410	261,907
Average Sales Price:
Natural gas (per Mcf)	$2.62	$2.50	$2.12	$2.46
Oil (per Bbl)	$42.07	$43.63	$36.15	$48.08
Average equivalent (Mcfe)	$3.15	$3.55	$2.65	$4.25
Expenses ($ per Mcfe):
Production taxes	$0.10	$0.13	$0.08	$0.19
Gathering and transportation	$0.24	$0.22	$0.25	$0.20
Lease operating(1)	$0.77	$0.96	$0.81	$1.03
Depreciation, depletion and amortization(2)	$2.33	$4.58	$2.33	$5.40

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales decreased $11.1 million (18%) in the third quarter of 2016 to $50.3 million from $61.4 million in the third quarter of 2015, primarily due to the decline in our oil production and realized oil prices. Natural gas sales in the third quarter increased 10% to $36.9 million due to higher natural gas prices and higher production.  Our natural gas production increased by 4% and our realized natural gas price increased by 5% as compared to the third quarter of 2015.  Oil sales in the third quarter of 2016 decreased by 51% to $13.4 million from the third quarter of 2016 due to a 50% decrease in our oil production and a 4% decrease in our realized oil prices as compared with the third quarter of 2015. The decline in oil production is attributable to the sale of our East Texas Eagle Ford shale properties in or near Burleson, Texas in 2015 and the lack of drilling activity in our South Texas Eagle Ford shale properties in South Texas.

In the first nine months of 2016, our oil and natural gas sales decreased by $78.0 million (38%) to $127.2 million from $205.2 million in the first nine months of 2015. Natural gas sales in the first nine months of 2016 increased by $7.3 million (9%) from 2015 while oil sales decreased by $85.3 million (68%) from 2015. Our natural gas production increased by 26% from 2015 while our realized natural gas price decreased by 14%. The decrease in oil sales is attributable to the 58% decline in oil production combined with a 25% decrease in realized oil prices.

Costs and Expenses —

Production taxes decreased $0.6 million to $1.6 million for the third quarter of 2016 from $2.2 million in the third quarter of 2015. Production taxes of $4.1 million for the first nine months of 2016 decreased $4.9 million as compared with production taxes of $9.0 million for the first nine months of 2015. These decreases are mainly related to our lower oil sales in 2016 as well as state exemptions on our Haynesville shale natural gas wells drilled in 2015 and 2016.

Gathering and transportation costs for the third quarter of 2016 increased $0.1 million to $3.8 million as compared to $3.7 million in the third quarter of 2015. Gathering and transportation costs for the first nine months of 2016 increased $2.4 million to $12.2 million as compared to $9.8 million for the first nine months of 2015. Our gathering and transportation costs have increased due to the volume growth from our Haynesville shale drilling program.

Our lease operating expense of $12.3 million for the third quarter of 2016 decreased $4.4 million (26%) from operating expense of $16.7 million for the third quarter of 2015. Our lease operating expense for the first nine months of 2016 of $38.2 million decreased $11.5 million or 23% from our lease operating expense of $49.7 million for the first nine months of 2015. This decrease primarily reflects lower costs associated with our Haynesville shale properties and our declining oil production.  Our lease operating expense of $0.81 per Mcfe produced for the nine months ended September 30, 2016 was $0.22 per Mcfe lower than the lease operating expense of $1.03 per Mcfe for the same period in 2015.

Exploration costs of $76.4 million and $84.1 million in the three months and nine months ended September 30, 2016, respectively, primarily related to impairments of our unevaluated leases. Exploration costs of $5.0 million and $70.3 million in the three and nine months ended September 30, 2015, respectively, primarily include impairments of unevaluated leases and rig termination fees.

Depreciation, depletion and amortization ("DD&A") decreased $41.9 million (53%) to $37.5 million in the third quarter of 2016 from $79.4 million in the third quarter of 2015. Our DD&A per equivalent Mcf produced decreased $2.25 (49%) to $2.33 for the three months ended September 30, 2016 from $4.58 for the three months ended September 30, 2015. DD&A for the first nine months of 2016 of $112.4 million decreased $149.5 million (57%) from DD&A expense of $261.9 million for the nine months ended September 30, 2015. For the first nine months of 2016, our per unit DD&A rate of $2.33 decreased $3.07 (57%) from our DD&A rate of $5.40 for the first nine months of 2015. The lower rates in 2016 reflect the impairments we recognized in 2015 as well as the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $4.2 million for the third quarter of 2016 from $5.7 million in the third quarter of 2015. Included in general and administrative expenses are stock-based compensation of $1.1 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively. For the first nine months of 2016, general and administrative expenses of $15.4 million decreased $5.4 million (26%) from general and administrative expenses for the nine months ended September 30, 2015 of $20.8 million. Included in general and administrative expense is stock-based compensation of $3.6 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. The lower general and administrative costs are attributable to a reduction in personnel and related compensation costs in 2016.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  We recognized impairment charges of $24.6 million and $547.1 million on our oil and gas properties during the nine months ended September 30, 2016 and 2015, respectively, primarily due to the decline in management's oil and natural gas price outlook. Also included in impairments for the nine months ended September 30, 2016 is an impairment of $20.8 million to reduce the carrying value of our South Texas natural gas properties classified as assets held for sale.  The loss on sales and exchange of oil and gas properties of $14.1 million for the first nine months of 2016 reflects the non-monetary exchange we completed in January 2016, the sale of certain other oil and gas properties and a $13.2 million adjustment to further reduce the carrying value of our assets held for sale. The loss on sale of oil and gas properties of $111.8 million for the nine months ended September 30, 2015 relates to the sale of our Burleson County, Texas oil properties.

Interest expense decreased $1.0 million to $31.2 million for the third quarter of 2016 from interest expense of $32.2 million in the third quarter of 2015. The decrease in interest expense for the three months ended September 30, 2016 mainly reflects the interest savings from our repurchases of our senior notes. Interest expense increased $3.4 million to $90.1 million for the first nine months of 2016 from interest expense of $86.7 million in the first nine months of 2015. We did not capitalize any interest during the nine months ended September 30, 2016 and we capitalized interest of $0.9 million on our unevaluated properties during the nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016 primarily relates to the issuance of $700.0 million of senior secured notes in March 2015.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments were $0.7 million for the nine months ended September 30, 2016 and $1.1 million and $1.7 million for the three months and nine months ended September 30, 2015, respectively.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.62	$2.50	$2.12	$2.46
Cash settlements of derivative financial instruments, per Mcf	—	0.03	0.05	0.01
Price per Mcf, including cash settlements of derivative financial instruments	$2.62	$2.53	$2.17	$2.47

During the nine months ended September 30, 2016 and 2015, we recognized a net gain on extinguishment of debt of $190.1 million and $55.6 million, respectively.  $100.5 million of the net gain in 2016 was associated with the debt exchange we completed on September 6, 2016.  Prior to the exchange we retired $107.3 million and $100.9 million of principal of our unsecured notes in the nine months ended September 30, 2016 and 2015, respectively.

Income taxes for the three months ended September 30, 2016 were a benefit of $0.8 million as compared to a benefit of $30.6 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was a benefit of 2.9% as compared to a benefit of 5.3% for the three months ended September 30, 2015. Income taxes for the nine months ended September 30, 2016 were a provision of $3.7 million as compared to a benefit of $144.9 million for the nine months ended September 30, 2015. Our effective tax rate was a provision of 5.0% for the first nine months of 2016 as compared to a benefit of 16.0% for the first nine months of 2015. During the first quarter of 2016, Louisiana changed its tax laws with respect to the utilization of net operating losses. As a result of this tax law change we increased our deferred income tax liability related to state income taxes by $3.7 million.  No benefit for income taxes was reflected on the loss in the first nine months of 2016 due to the increase to our valuation allowances related to federal and certain state net operating losses. The effective tax rates for 2015 primarily reflect state income taxes and a valuation allowance recognized on deferred tax assets of $189.4 million.

We reported a net loss of $28.5 million, or $2.32 per share, for the three months ended September 30, 2016 as compared to a net loss of $545.0 million, or $59.05 per share, for the three months ended September 30, 2015. We reported a net loss of $80.2 million, or $7.13 per share, for the nine months ended September 30, 2016, as compared to a net loss of $758.6 million, or $82.27 per share, for the nine months ended September 30, 2015. The net losses in 2016 was primarily due to the proved and unproved oil and gas property impairment charges recognized and lower oil and natural gas prices partially offset by gains on the extinguishment of debt.  The net losses in 2015 were primarily due to the oil and gas property impairment charges recognized, the loss on sale of oil and gas properties and lower oil and natural gas prices.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2016, our primary source of funds was cash on hand.  Cash used for operating activities for the nine months ended September 30, 2016 was $54.7 million as compared to cash provided by operating activities of $23.5 million for the first nine months of 2015.  This decrease in operating cash flow is due to lower oil and gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first nine months of 2016, we incurred capital expenditures of $36.7 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Exploration and development:
Exploratory leasehold	$—	$8,892
Development leasehold	2,772	478
Development drilling	29,503	159,231
Exploratory drilling	—	11,824
Other development	4,381	28,807
Total capital expenditures	$36,656	$209,232

We expect to fund our ongoing development and exploration activities with future operating cash flow, proceeds from asset sales and from cash on hand. Our operating cash flows for the first nine months of 2016 were negatively impacted by the lower oil and natural gas prices and a reduction in accounts payable due to our lower drilling activity. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have maximum commitments of $4.8 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2020.

Through September 30, 2016, we drilled and completed three (2.8 net) successful horizontal Haynesville shale wells.  We are planning to drill five (3.7 net) additional wells in the fourth quarter of 2016 and 22 (17.1 net) wells in 2017. Capital expenditures for this program are estimated at $20.9 million in the fourth quarter of 2016 and $142.9 million in 2017.

On September 6, 2016, we completed a debt exchange with the holders of approximately 98% of our outstanding senior notes. Specifically, we issued (i) $697.2 million of new 10% Senior Secured Toggle Notes due 2020 and warrants exercisable for 1,917,342 shares of our common stock, in exchange for $697.2 million of our 10% Secured Notes due 2020 (ii) $270.6 million of new 7¾% Convertible Second Lien PIK Notes due 2019 in exchange for $270.6 million of our 7¾% Senior Notes due 2019 and (iii) $169.7 million of new 9½% Convertible Second Lien PIK Notes due 2020 in exchange for $169.7 million of our 9½% Senior Notes due 2020.  Accrued and unpaid interest on notes tendered in the exchange was paid in cash on the closing date. Following the exchange, $2.8 million of our 10% senior notes, $18.0 million of our 7¾% senior notes and $4.9 million of our 9½% senior notes remained outstanding. Interest on 10% Senior Secured Toggle Notes is payable on March 15 and September 15, commencing March 15, 2017 and the notes mature on March 15, 2020. We have the option to pay up to $75.0 million of interest on these notes in kind.  To the extent that interest is paid in kind the interest rate increases to 12¼% only for that interest payment. Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1, commencing April 1, 2017 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15, commencing December 15, 2016 and these notes mature on June 15, 2020.  Interest on the convertible second lien notes is only payable in kind.  In addition, the convertible second lien notes are convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes. The convertible second lien notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of the our common stock is equal to or greater than $12.32 per share.

Prior to the completion of the debt exchange, we retired $87.5 million in principal amount of the 7¾% Senior Notes and $19.8 million of the 9½% Senior Notes in 2016 in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash. A gain of $89.6 million was recognized on the retirement of the senior notes during the nine months ended September 30, 2016 for the difference between the market value of the stock on the closing date of the exchanges and sales and the net carrying value of the debt. The gain is included in the net gain on extinguishment of debt, which is reported as a component of other income (loss).  During the nine months ended September 30, 2015, we acquired $12.5 million in principal amount of the 7¾% Senior Notes and $88.4 million in principal amount of the 9½% Senior Notes for $37.8 million. A gain of $59.3 million was recognized on the retirement of the senior notes.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A.  The revolving credit facility matures on March 4, 2019. Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and our subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit the our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to the amount outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of September 30, 2016.

All of our subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible second lien notes are secured by liens on substantially all of our and our subsidiaries assets.  The allocation of proceeds related to the liens on our assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible second lien notes are also subject to the priority of the 10% Senior Secured Toggle Notes.  The liens that previously secured the 10% Senior Secured Notes that were not tendered for exchange were released and these notes are no longer secured.

Federal Taxation

Future use of our federal net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period. Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize a valuation allowance reflecting the restricted use of these net operating loss carryforwards in the period when such an ownership change occurred. We may also need to recognize additional valuation allowances on our net operating loss carryforwards in future periods if we incur significant losses and accordingly a tax benefit may not be recognized on such losses. It is highly likely that a change in ownership that would result from conversion of our convertible notes would result in limits on the future use of our net operating loss carryforwards.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production for the nine months ended September 30, 2016 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $3.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $1.1 million.

We have hedged a portion of our price risks associated with our natural gas sales.  As of November 8, 2016, we have entered into natural gas price swap agreements to hedge approximately 12.6 billion cubic feet of our 2017 production at an average price of $3.27 per Mcf.  None of our derivatives contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Interest Rates

At September 30, 2016, we had approximately $1.2 billion principal amount of long-term debt outstanding. All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, our second lien notes of $270.6 million bear interest at a fixed rate of 7¾% and our second lien notes of $169.7 million bear interest at a fixed rate of 9½%. At our option, up to $75.0 million of the interest on the first lien debt is payable in-kind.  All of the interest on the second lien debt is payable in kind, and these senior notes are convertible into our common stock either at the option of the note holders, or mandatorily upon the attainment of certain specific contractual terms.  The $25.6 million of unsecured senior notes bear interest rates of between 7¾% to 10% that mature in 2019 and 2020.  The fair market value of our fixed rate debt as of September 30, 2016 was $980.9 million based on the market price of approximately 84% of the face amount of such debt. At September 30, 2016, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors.

The following risk factor updates the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report"). Except as set forth below, there have been no material changes to the risks described in the Annual Report.

We have received a notice of non-compliance with continued listing standards from the New York Stock Exchange (the "NYSE") for our common stock. If we are unable to avoid the delisting of our common stock from the NYSE, it could have a substantial effect on our liquidity and results of operations.

On March 24, 2016, we received a notification from the NYSE informing us that we were no longer in compliance with the NYSE's continued listing standards for our common stock because the average closing price of our common stock and our average market capitalization have fallen below the NYSE's requirements.  The NYSE's continued listing standards require that (i) the average closing price of a listed company's common stock be at least $1.00 per share and (ii) a listed company's equity market capitalization be at least $50.0 million, in each case over a consecutive 30 trading-day period.

We have submitted and the NYSE has accepted a business plan to regain compliance with the NYSE's continued listing standards.  We have regained compliance with the NYSE's stock price standard, and we must regain compliance with respect to our market capitalization within eighteen months of receipt of the NYSE notification. Failure to regain compliance with the NYSE's continued listing standards within the applicable time period will result in the commencement of suspension and delisting procedures.

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

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1*	Amendment No. 1 to Warrant Agreement between Comstock Resources, Inc. and American Stock Transfer & Trust Company, LLC, dated November 7, 2016 to be effective as of September 6, 2016.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: November 9, 2016	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: November 9, 2016	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)