Form 10-K
period 2016-12-31
COMSTOCK RESOURCES INC
filed 2017-02-24
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	✓
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	✓

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), was $48.4 million.

As of February 24, 2017, there were 15,195,043 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2016

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

PART I

ITEMS 1 and 2.   BUSINESS AND PROPERTIES

We are engaged in the acquisition, development, production and exploration of oil and natural gas. Our common stock is listed and traded on the New York Stock Exchange under the symbol "CRK".

Our oil and gas operations are primarily concentrated in Texas and Louisiana. Our oil and natural gas properties are estimated to have proved reserves of 916 Bcfe with a standardized measure of discounted future net cash flows of $429.3 million as of December 31, 2016. Our proved oil and natural gas reserve base is 95% natural gas and 5% oil and was 40% developed as of December 31, 2016.

Our proved reserves at December 31, 2016 and our 2016 average daily production are summarized below:

	Proved Reserves at December 31, 2016				2016 Average Daily Production
	Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	% of Total	Oil (MBbls/d)	Natural Gas (MMcf/d)	Total (MMcfe/d)	% of Total
East Texas / North Louisiana	0.3	857.8	859.4	93.8%	0.2	129.9	131.0	77.3%
South Texas	7.0	9.9	51.6	5.6%	3.5	13.9	35.2	20.8%
Other Regions	—	4.8	5.1	0.6%	0.1	2.9	3.2	1.9%
Total	7.3	872.5	916.1	100.0%	3.8	146.7	169.4	100.0%

Strengths

High Quality Properties.     Our operations are principally focused in two operating areas: East Texas/North Louisiana and South Texas. Our properties have an average reserve life of approximately 14.8 years and have extensive development and exploration potential. Our properties in the East Texas/North Louisiana region, which are primarily prospective for natural gas, include 78,437 acres (66,172 net to us) in the Haynesville or Bossier shale formations.  Advances in drilling and completion technology have allowed us to increase the reserves recovered through longer horizontal lateral length and substantially larger well stimulation.  As a result of the improved economic returns that we achieved with our Haynesville shale natural gas wells, and continued low oil prices, our 2015 and 2016 drilling activity primarily targeted natural gas in the Haynesville shale.  In our South Texas region, our Eagleville field includes 25,949 acres (19,046 net to us) located in the oil window of the Eagle Ford shale. In addition to our acreage in the Eagle Ford shale, we have 71,813 acres (66,698 net to us) in Mississippi and Louisiana that are prospective for oil development in the Tuscaloosa Marine shale. We currently have no plans to develop the Tuscaloosa Marine shale properties prior to the expiration of the leases unless oil prices improve significantly in the near term.

Successful Drilling Program.     We spent $59.5 million on development activities in 2016, of which $50.7 million was for drilling activities and the remainder was for leasehold and other developmental costs.  We drilled 13 wells (7.9 net to us) and completed six wells (5.8 net to us).  Primarily all of our 2016 capital expenditures were directed towards natural gas projects. Our natural gas drilling program in 2016 resulted in an increase in our natural gas production by 13% over 2015 and contributed to the 53% growth we had in our natural gas reserves from 2015.

Efficient Operator.     We operated 98% of our proved reserve base as of December 31, 2016. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Successful Acquisitions.   We have had significant growth in prior years as a result of our acquisition activity. We apply strict economic and reserve risk criteria in evaluating acquisitions. Over the past 25 years, we have added 1.1 Tcfe of proved oil and natural gas reserves from 38 acquisitions of producing oil and gas properties at an average cost of $1.17 per Mcfe. Our application of strict economic and reserve risk criteria have enabled us to successfully evaluate and integrate acquisitions.

Business Strategy

Grow Oil and Natural Gas Reserves and Production.  Each year, we conduct exploration and development activities to grow our reserve base and to replace our production.  In 2016, we focused on our Haynesville shale properties in North Louisiana as these properties provide us the highest returns within our opportunity set.  We deferred further development of our oil and other natural gas properties given the low oil and natural gas prices.

Our Haynesville shale properties were the primary focus of our drilling activity in 2016. We have 78,437 acres (66,172 net to us) in East Texas and North Louisiana with Haynesville shale natural gas potential.  In January 2016, we exchanged acreage with another operator which increased our Haynesville shale properties by 3,637 net acres in DeSoto Parish, Louisiana.  We initiated a drilling program in the Haynesville shale in 2015 based on a new well design that significantly enhanced the economics of these wells.  We drilled a total of 21 wells (17.4 net to us) targeting the Haynesville or Bossier shale in 2015 and 2016.  These wells had an average per well initial production rate of 24 MMcf per day.  We currently expect to drill 22 additional wells targeting the Haynesville and Bossier shale in 2017.

In January 2017, we entered an agreement to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas which was acquired by our joint venture partner.  We will manage the drilling program on the acreage and operate any wells drilled.  We will receive a 12.5% working interest in the acreage contributed by our joint venture partner in consideration for serving as operator and will have the opportunity to acquire an additional 12.5% working interest in each well drilled by reimbursing our joint venture partner for the related acreage costs of the well being drilled.  Initially, our joint venture partner is contributing 3,315 net acres to the venture.  We currently estimate that a minimum of 20 wells will be drilled to develop this acreage and we plan to add a third operated drilling rig in April 2017 to drill the joint venture wells. We also intend to work with our joint venture partner to acquire additional acreage for future joint development.

We have 25,949 acres (19,046 net to us) in South Texas prospective for oil in the Eagle Ford shale.  Our Eagleville field includes 189 producing wells that we drilled in 2010 through 2014.  As a result of the substantial drop in oil prices in late 2014, we suspended our oil-focused drilling activity to focus on higher return natural gas projects.  We participated in two non-operated wells (0.1 net to us) in 2016.  We believe the success of these wells combined with improving oil prices may provide for future development opportunities on our Eagle Ford shale properties.

We own 71,813 acres (66,698 net to us) in Louisiana and Mississippi which are prospective for oil in the Tuscaloosa Marine shale.  We are not currently anticipating any drilling activity on this acreage unless oil prices substantially improve.  The lease terms on our key acreage in this area were modified during 2015 to allow us to defer drilling activity until 2018.

Enhance Liquidity and Reduce Leverage.  With the substantial decline in oil and natural gas prices since mid-2014, much of our efforts in 2015 and 2016 were focused on reducing debt and improving our liquidity.  We substantially reduced our capital spending in 2015 and shut down our drilling program during parts of 2016.  During 2015 and 2016, we retired $236.8 million in principal amount of our senior notes in exchange for cash of $46.1 million and the issuance of 2.8 million shares of our common stock.  These repurchases reduced our annual interest expense by $20.6 million.  In September 2016 we completed a debt exchange transaction with the holders of approximately 98% of our outstanding senior notes, which significantly reduced our cash interest payments until 2019 and 2020 and further increased our liquidity through the addition of a $75.0 million payment-in-kind toggle interest feature that is part of our new 10% senior secured notes.

Exploit Existing Reserves.   We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including horizontal drilling, enhanced logging and steering tools, and formation stimulation techniques.

Maintain Flexible Capital Expenditure Budget.   The timing of most of our capital expenditures is discretionary because we have limited our exposure to longer-term capital expenditure commitments. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions.  We have three operated drilling rigs under contract for 2017 and currently plan to drill up to twenty-two wells. We do not have any contractual requirements to drill any wells and could reduce the number of wells drilled in 2017 based on industry conditions.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our largest fields as of December 31, 2016:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)(1)	%
East Texas / North Louisiana:
Logansport	19	738,907	739,019	80.7%
Toledo Bend	—	74,170	74,170	8.1%
Beckville	91	22,667	23,210	2.5%
Waskom	57	8,038	8,377	0.9%
Blocker	24	5,191	5,335	0.6%
Other	88	8,778	9,314	1.0%
	279	857,751	859,425	93.8%
South Texas:
Eagleville	6,950	9,915	51,613	5.6%

Other	48	4,802	5,093	0.6%
Total	7,277	872,468	916,131	100.0%

________________

(1)

Oil is converted to natural gas equivalents by using a conversion factor of one barrel of oil for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

East Texas/North Louisiana Region

Approximately 94%, or 859.4 Bcfe of our proved reserves are located in East Texas and North Louisiana, where we own interests in 896 producing wells (563.2 net to us) in 25 field areas. We operate 632 of these wells. The largest of our fields in this region are the Logansport, Beckville, Toledo Bend, Waskom and Blocker fields. Production from this region averaged 130 MMcf of natural gas per day and 168 barrels of oil per day during 2016 or 131 MMcfe per day. Most of the reserves in this area produce from the upper Jurassic aged Haynesville shale, Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation. In 2016, we spent $50.4 million drilling 11 wells (7.8 net to us) and $2.6 million on other development and leasehold costs in this region.  We currently plan to spend approximately $160.5 million in 2017 to drill 22 Haynesville or Bossier shale natural gas wells and to complete an additional three (2.6 net to us) Haynesville shale wells we drilled in 2016.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville and Bossier shale formations at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 739.0 Bcfe in the Logansport field represent approximately 81% of our proved reserves. We own interests in 252 wells (173.8 net to us) and operate 187 of these wells in this field. Most of our drilling activities have been focused on our Logansport field where we drilled 9 wells (8.6 net to us) and 11 wells (7.8 net to us) in 2015 and 2016, respectively. We plan to drill 16 wells in Logansport in 2017 targeting the Haynesville shale formation.

Toledo Bend

The Toledo Bend field, located in DeSoto and Sabine parishes in Louisiana, is productive in the Haynesville shale from 11,400 to 11,800 feet and in the Bossier shale from 10,880 to 11,300 feet.  Our proved reserves of 74.2 Bcfe in the Toledo Bend field represent approximately 8% of our reserves. We own interests in 77 producing wells (40.2 net to us) and operate 42 of these wells in this field. In 2017, we plan to drill two horizontal wells targeting the Bossier shale in Toledo Bend.

Beckville

The Beckville field, located in Panola and Rusk counties, Texas, has estimated proved reserves of 23.2 Bcfe which represents approximately 3% of our proved reserves. We operate 183 wells in this field and own interests in 70 additional wells for a total of 253 wells (152.9 net to us). The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Waskom

The Waskom field, located in Harrison and Panola counties in Texas and Caddo parish in Louisiana, represents approximately 1% (8.4 Bcfe) of our proved reserves. We own interests in 53 wells (34.2 net to us) and operate 41 wells in this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet. In 2017, we plan to drill four horizontal wells (1.0 net to us) targeting the Haynesville shale in the Waskom field.

Blocker

Our proved reserves of 5.3 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 1% of our proved reserves. We own interests in 74 wells (68.0 net to us) and operate 68 of these wells. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet.

South Texas Region

Approximately 6% (51.6 Bcfe) of our proved reserves are located in South Texas, where we own interests in 189 producing wells (132.9 net to us) in our Eagleville field. Net daily production rates from this region averaged 3,546 barrels of oil and 14 MMcf of natural gas per day during 2016, which includes volumes from certain natural gas properties that we sold in December 2016.

Eagleville

We have 25,949 acres (19,046 net to us) in McMullen, Atascosa, Frio, La Salle, Karnes and Wilson Counties which comprise our Eagleville field. The Eagle Ford shale is found between 7,500 feet and 11,500 feet across our acreage position. At December 31, 2016 we had 189 wells (132.9 net to us) producing in the Eagleville field.  Our proved reserves in this field are estimated to be 8.6 MMBOE (51.6 Bcfe) (81% oil) and represent 6% of our total proved reserves. In 2016 we participated in two  non-operated wells (0.1 net to us) at Eagleville.  The success of these wells combined with improving oil prices provide for future development opportunities on our Eagle Ford shale properties.

Other Regions

Approximately 1%, or 5.1 Bcfe, of our proved reserves are in other regions, primarily in New Mexico and the Mid-Continent region.  We also have a large acreage position in Mississippi and Louisiana in the Tuscaloosa Marine shale play.  We own interests in 286 producing wells (41.1 net to us) in 11 fields within these regions.  Net daily production from our other regions during 2016 totaled 3 MMcf of natural gas and 78 barrels of oil or 3 MMcfe per day.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves as of December 31, 2016:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)
Proved Developed:
Producing	7,160	274,580	317,540
Non-producing	117	46,947	47,650
Total Proved Developed	7,277	321,527	365,190
Proved Undeveloped	—	550,941	550,941
Total Proved	7,277	872,468	916,131

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2014		2015		2016
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Developed	16,247	324,598	9,229	311,130	7,277	321,527
Proved Undeveloped	4,607	170,668	—	258,466	—	550,941
Total Proved Reserves	20,854	495,266	9,229	569,596	7,277	872,468

Proved reserves that are attributable to existing producing wells are primarily determined using decline curve analysis and rate transient analysis, which incorporates the principles of hydrocarbon flow. Proved reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. Technologies relied on to establish reasonable certainty of economic producibility include electrical logs, radioactivity logs, core analyses, geologic maps and available production data, seismic data and well test data.

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

The average prices that we realized from sales of oil and natural gas and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2014	2015	2016

Oil Price - $/Bbl	$90.37	$46.19	$38.24
Natural Gas Price - $/Mcf	$4.16	$2.30	$2.28
Lifting Costs - $/Mcfe	$1.48	$1.35	$1.10

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

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)

2014	$92.55	$3.96
2015	$46.88	$2.34
2016	$37.62	$2.29

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. We only include wells in our proved undeveloped reserves that we currently plan to drill and in which we have adequate capital resources to enable us to drill them.  Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development.

As of December 31, 2016, our proved undeveloped reserves were comprised of 550.9 Bcf of natural gas. All of our proved undeveloped reserves were associated with our Haynesville and Bossier shale properties where our drilling program in 2016 was focused.  Our natural gas proved undeveloped reserves increased by 292.5 Bcf during 2016.  This increase was primarily related to the reserve additions and performance related revisions which totaled 347.8 Bcf of natural gas which were comprised of 253.6 Bcf of new undeveloped locations resulting from our successful Haynesville and Bossier shale drilling program and expanded future drilling plans and 94.2 Bcf of upward performance revisions attributable to our Haynesville and Bossier shale undeveloped reserves added in prior years. The reserve additions were partially offset by 55.3 Bcf of reserves converted to developed reserves. Five of the Haynesville shale wells we drilled in 2016 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2016.

As of December 31, 2015, our proved undeveloped reserves were comprised of 258.5 Bcf of natural gas. All of our proved undeveloped reserves are associated with our Haynesville and Bossier shale properties. Our natural gas proved undeveloped reserves increased by 87.8 Bcf during 2015. This increase was primarily related to the reserve additions of 135.6 Bcf of natural gas related to our Haynesville and Bossier shale drilling program which were partially offset by undeveloped reserves converted to developed reserves of 55.1 Bcf. Seven of the Haynesville shale wells we drilled in 2015 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2015. Our proved undeveloped oil reserves decreased by 4.6 MMBbls during 2015.  This decrease was primarily due to converting 0.1 MMBbls of proved undeveloped oil reserves to proved developed, the divestiture of properties accounting for 2.4 MMBbls and price related downward revisions of 2.1 MMBbls attributable to proved undrilled locations that were no longer economic to drill.

The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2014, 2015 and 2016:

	Proved Undeveloped Reserves
	2014		2015		2016
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	8,062	108,375	4,607	170,668	—	258,466
Divestitures	—	—	(2,354)	(2,393)	—	—
Extension & Discoveries	2,640	76,009	—	135,574	—	253,589
Conversions from undeveloped to developed	(4,676)	(2,053)	(100)	(55,098)	—	(55,338)
Price, Performance and Other Revisions	(1,419)	(11,663)	(2,153)	9,715	—	94,224
Total Change	(3,455)	62,293	(4,607)	87,798	—	292,475
Ending Balance	4,607	170,668	—	258,466	—	550,941

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2014		2015		2016
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2015	375	43,659	—	—	—	—
2016	680	57,118	—	75,797	—	—
2017	1,475	25,924	—	92,912	—	101,024
2018	1,738	43,967	—	78,487	—	128,531
2019	339	—	—	11,270	—	121,611
2020	—	—	—	—	—	96,888
2021	—	—	—	—	—	102,887
Total	4,607	170,668	—	258,466	—	550,941

The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2014, 2015 and 2016:

	Future Development Costs Total Proved Undeveloped Reserves
Year ended December 31,	2014	2015	2016
	(in millions)
2015	$69.6	$—	$—
2016	108.8	76.9	—
2017	113.5	96.5	84.0
2018	157.6	83.1	89.3
2019	13.5	13.5	92.9
2020	—	—	74.6
2021	—	—	86.5
Total	$463.0	$270.0	$427.3

The following table presents the changes in our estimated future development costs for the years ended December 31, 2015 and 2016:

	Haynesville/ Bossier Shale	Eagle Ford Shale	All Other Properties	Total
	(in millions)
Total as of December 31, 2014	$194.0	$235.4	$33.6	$463.0
Development Costs Incurred	(73.0)	(11.7)	—	(84.7)
Divestitures	—	(111.9)	—	(111.9)
Additions and Revisions	149.0	(111.8)	(33.6)	3.6
Total Changes	76.0	(235.4)	(33.6)	(193.0)
Total as of December 31, 2015	270.0	—	—	270.0
Development Costs Incurred	(38.0)	—	—	(38.0)
Additions and Revisions	195.3	—	—	195.3
Total Changes	157.3	—	—	157.3
Total as of December 31, 2016	$427.3	$—	$—	$427.3

We incurred approximately $38.0 million during 2016 in development costs related to proved undeveloped reserves in our Haynesville and Bossier shale properties.  Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2016 of $427.3 million increased by $157.3 million from our estimated future capital costs of $270.0 million as of December 31, 2015. This increase is primarily attributable to the inclusion of 32 additional proved undeveloped locations at December 31, 2016.

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2015 of $270.0 million decreased by $193.0 million from our estimated future capital costs of $463.0 million as of December 31, 2014. We incurred approximately $84.7 million during 2015 to develop proved undeveloped reserves primarily in our Haynesville and Bossier shale properties. Our Haynesville and Bossier shale natural gas focused future capital expenditures increased by $76.0 million, our Eagle Ford shale oil focused future capital expenditures decreased by $235.4 million and our other properties future capital expenditures decreased by $33.6 million.

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

We have established, and maintain, internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC. These internal controls include documented process workflows, employing qualified professional engineering and geological personnel, and on-going education for personnel involved in our reserves estimation process. Our internal audit function routinely tests our processes and controls. Inputs to our reserves estimation process, which we provide to Lee Keeling for use in their reserves evaluation, are based upon our historical results for production history, oil and natural gas prices, lifting and development costs, ownership interests and other required data. Our Reservoir Engineering Department, comprised of qualified petroleum engineers and technical support staff, works with our operating, accounting, land and marketing departments in order to accumulate the information required for the reserves estimation process. Our Vice President of Reservoir Engineering is the primary person in charge of overseeing our reserve estimates and our Reservoir Engineering Department. He has a B.S. Degree and a Masters Degree in Petroleum Engineering, is a Registered Professional Engineer and has over forty years of experience in various technical roles within the oil and gas industry. During the reserves estimation process our petroleum engineers work with Lee Keeling to ensure that all data we provide is properly reflected in the final reserves estimates and they consult with Lee Keeling throughout the reserves estimation process on technical questions regarding the reserve estimates. We also regularly communicate with Lee Keeling throughout the year about our operations and the potential impact of operational changes and events on our reserve estimates.

We did not provide estimates of total proved oil and natural gas reserves during the three year period ended December 31, 2016 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2016, we drilled development and exploratory wells as set forth in the table below:

	2014		2015		2016
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	76	51.0	4	4.0	2	0.1
Gas	1	0.2	10	9.6	11	7.8
Dry	—	—	—	—	—	—
	77	51.2	14	13.6	13	7.9
Exploratory:
Oil	3	2.8	1	—	—	—
Gas	—	—	—	—	—	—
Dry	1	1.0	—	—	—	—
	4	3.8	1	—	—	—
Total	81	55.0	15	13.6	13	7.9

In 2017 to the date of this report, we have drilled one well (0.9 net to us) and we have two wells (1.6 net to us) currently in the process of being drilled and three wells (2.5 net to us) that were being completed or were waiting on completion.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2016:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Kansas	—	—	8	4.4
Louisiana	17	5.2	429	251.7
Mississippi	2	1.0	—	—
New Mexico	1	—	92	14.2
Oklahoma	10	1.2	126	14.8
Texas	203	134.9	457	307.9
Wyoming	—	—	26	1.9
Total	233	142.3	1,138	594.9

We operate 817 of the 1,371 producing wells presented in the above table. As of December 31, 2016, we owned interests in no wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2016, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Kansas	6,400	4,064	—	—
Louisiana	88,061	57,969	44,932	39,571
Mississippi	2,016	1,944	36,236	32,686
New Mexico	12,757	2,740	—	—
Oklahoma	37,440	5,336	—	—
Texas	76,124	46,662	3,262	2,046
Wyoming	13,440	927	—	—
Total	236,238	119,642	84,430	74,303

Of our total undeveloped acres, 69,797 gross acres (64,754 net) are in the Tuscaloosa Marine shale within the states of Louisiana and Mississippi.

Our undeveloped acreage expires as follows:

Expires in 2017	46%
Expires in 2018	4%
Expires in 2019	40%
Thereafter	10%
100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our secured notes and our bank credit facility. As is customary in the oil and gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights.

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

Our oil production is currently sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 31% of our 2016 natural gas sales were priced utilizing first of the month index prices and approximately 69% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries, Shell Oil Company and its subsidiaries, Texla Energy and CIMA Energy accounted for 42%, 17%, 14% and 12%, respectively, of our total 2016 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for 10,000 MMBtu per day for our North Louisiana natural gas production on the long-haul pipelines. These agreements expire from 2017 to 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon "cap and trade" programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. The Trump Administration and new Congress are expected to make changes to laws and regulations applicable to us, and those changes may be favorable, but we are unable to predict the scope, timing, or impacts of such changes.  There are also costs associated with responding to changing regulations, whether such regulations are more or less stringent.  As such, there can be no assurance that material cost and liabilities will not be incurred in the future.

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

Certain oil and gas wastes may also contain naturally occurring radioactive materials (“NORM”), which is regulated by the federal Occupational Safety and Health Administration and state agencies.  These regulations require certain worker protections and waste handling and disposal procedures.  We believe our operations comply in all material respects with these worker protection and waste handling and disposal requirements

Our operations are also subject to the Clean Air Act, or "CAA", and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. On April 17, 2012, the U. S. Environmental Protection Agency or "EPA" promulgated new emission standards for the oil and gas industry. These rules require a nearly 95 percent reduction in volatile organic compounds ("VOCs") emitted from hydraulically fractured gas wells by January 1, 2015. This significant reduction in emissions is to be accomplished primarily through the use of "green completions" (i.e., capturing natural gas that currently escapes to the air). These rules also have notification and reporting requirements.  On September 23, 2014, EPA revised the emission requirements for storage tanks emitting certain levels of VOCs requiring a 95% reduction of VOC emissions by April 15, 2014 and April 15, 2015 (depending upon the date of construction of the storage tank).  On December 19, 2014, EPA finalized updates and clarifications to these emission standards for the oil and gas industry.  Recently, EPA finalized a set of new regulations on June 3, 2016 that require further reductions specifically regarding methane emissions.  In addition to reducing emissions from hydraulically fractured wells, the set of rules allows EPA to aggregate emissions sources within a quarter mile of each other, thus potentially requiring emission reductions further downstream, including equipment in the natural gas transmission segment of the industry.  We believe our operations comply in all material respects with these emission limitations.  The EPA has also indicated that it will propose similar rules for existing air emission sources, and has issued an information collection request in association with this effort.  Should these rules on existing sources be proposed and adopted by EPA, we may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

The Federal Safe Drinking Water Act of 1974, as amended, requires EPA to develop minimum federal requirements for Underground Injection Control ("UIC") programs and other safeguards to protect public health by preventing injection wells from contaminating underground sources of drinking water. The UIC program does not regulate wells that are solely used for production. However, EPA has authority to regulate hydraulic fracturing when diesel fuels are used in fluids or propping agents. In February 2014, EPA issued new guidance on when UIC permitting requirements apply to fracking fluids containing diesel.  We believe that our operations comply in all material respects with the requirements of the Federal Safe Drinking Water Act and similar state statutes.  We believe the requirements are not any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In 2015, the United States Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. More recently, in March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas.  In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Also, the EPA has agreed to determine whether rules are needed to govern the disposal of wastewater from oil and gas development in order to address the potential for induced seismicity from wastewater injection.  These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing.

In December 2016, the EPA finalized its report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances.  Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies have the potential to impact the likelihood or scope of future legislation or regulation.

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

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company's operations by regulatory agencies or the public. In 2012, the EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases ("GHGs") in January 2012, with the first annual reports of those emissions due on September 28, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met.  These greenhouse gas reporting rules were amended on October 22, 2015 to expand the number of sources and operations that are subject to these rules, and again on November 18, 2016 to provide less burdensome reporting requirements.  We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. Other EPA actions with respect to the reduction of greenhouse gases (such as EPA's Greenhouse Gas Endangerment Finding, and EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

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

In June 2009, the United States House of Representatives passed the American Clean Energy and Security Act of 2009. A similar bill, the Clean Energy Jobs and American Power Act, introduced in the Senate, did not pass. Both bills contained the basic feature of establishing a "cap and trade" system for restricting greenhouse gas emissions in the United States. Under such a system, certain sources of greenhouse gas emissions would be required to obtain greenhouse gas emission "allowances" corresponding to their annual emissions of greenhouse gases. The number of emission allowances issued each year would decline as necessary over time to meet overall emission reduction goals. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. It appears that the prospects for a cap and trade system such as that proposed in these bills have dimmed significantly; however, the EPA has moved ahead with its efforts to regulate GHG emissions from certain sources by rule. The EPA issued Subpart W of the Final Mandatory Reporting of Greenhouse Gases Rule, which required petroleum and natural gas systems that emit 25,000 metric tons of CO2e or more per year to begin collecting GHG emissions data under a new reporting system. We believe we have met all of the reporting requirements under these new regulations. Beyond measuring and reporting, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities.  States in which we operate may also require permits and reductions in GHG emissions.  Additionally, the EPA published a set of final rules in 2016 that require reductions in VOC and methane generation from new sources, and EPA has announced plans to issue rules regulating existing sources.  Since all of our oil and natural gas production is in the United States, these laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United

Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The United States signed the Paris Agreement on April 22, 2016. The Paris Agreement requires ratifying countries to review and “represent a progression” in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years.

The Obama Administration also indicated that other federal agencies, including the Bureau of Land Management, would impose new or more stringent regulations on the oil and gas sector that will have the effect of further reducing methane emissions. In 2010 the Bureau of Land Management began implementation of a proposed oil and gas leasing reform. The leasing reform requires, among other things, a more detailed environmental review prior to leasing oil and natural gas resources on federal lands, increased public engagement in the development of Master Leasing Plans prior to leasing areas where intensive new oil and gas development is anticipated, and a comprehensive parcel review process with greater public involvement in the identification of key environmental resource values before a parcel is leased. New leases would incorporate adaptive management stipulations, requiring lessees to monitor and respond to observed environmental impacts, possibly through the implementation of expensive new control measures or curtailment of operations, potentially reducing profitability. The leasing reform policy could have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels.  In June 2016, the Bureau of Land Management cancelled certain oil and gas leases in areas identified to be closed for leasing based on Clean Air Act requirements. Additionally, on March 26, 2015, the Bureau of Land Management adopted a new rule concerning hydraulic fracturing on federal land.  The new rule requires increased well integrity testing, increased requirements for the managing of fluids, and the disclosure of chemicals used in fracturing.  This rule was challenged in federal district court in Wyoming and the District Court overturned the rule in June 2016.  The federal government has appealed this decision to the U.S. Court of Appeals for the Tenth Circuit.  Due to the ongoing litigation and the uncertainty on whether the courts will uphold the rule in whole or in part, we cannot predict what effect the new rule will have on our operations.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $126,771. This lease expires on December 31, 2021. We also own production offices and pipe yard facilities near Marshall and Jourdanton, Texas and Logansport, Louisiana.

Employees

As of December 31, 2016, we had 117 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	61
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	56
Mack D. Good	Chief Operating Officer	66
D. Dale Gillette	Vice President of Legal and General Counsel	71
Michael D. McBurney	Vice President of Marketing	61
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	56
Russell W. Romoser	Vice President of Reservoir Engineering	65
LaRae L. Sanders	Vice President of Land	54
Richard D. Singer	Vice President of Financial Reporting	62
Blaine M. Stribling	Vice President of Corporate Development	46
Elizabeth B. Davis	Director	54
David K. Lockett	Director	62
Cecil E. Martin	Director	75
Frederic D. Sewell	Director	82
David W. Sledge	Director	60
Jim L. Turner	Director	71

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

Roland O. Burns has been our President since 2013, Chief Financial Officer since 1990, Secretary since 1991 and a director since 1999. Mr. Burns served as our Senior Vice President from 1994 to 2013 and Treasurer from 1990 to 2013. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm's oil and gas audit practice. Mr. Burns was a director, Senior Vice President and the Chief Financial Officer of Bois d'Arc Energy, Inc. from the time of its formation in 2004 until its merger with Stone Energy Corporation in 2008. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant. Mr. Burns also serves on the Board of Directors of the Cotton Bowl Athletic Association and the University of Mississippi Foundation.

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

Michael D. McBurney has been our Vice President of Marketing since 2013. Mr. McBurney has over 34 years of energy industry experience within the oil, natural gas, LNG, and power segments. Prior to joining us, Mr. McBurney worked for EXCO Resources, Inc., an independent exploration and production company where he was responsible for natural gas and natural gas liquids marketing. From 2000 to 2006, Mr. McBurney was with FPL Energy of Florida, where he was responsible for Fuel and Transportation logistics for large scale power generation facilities located throughout the U.S. Mr. McBurney received a B.B.A. in Finance from the University of North Texas in 1978.

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

Russell W. Romoser has been our Vice President of Reservoir Engineering since 2012. Mr. Romoser has over 40 years of experience as a reservoir engineer both with industry and with a petroleum engineering consulting firm. Prior to joining us, Mr. Romoser served eleven years as the Acquisitions Engineering Manager for EXCO Resources, Inc. Mr. Romoser received a B.S. Degree in Petroleum Engineering in 1975 and a Masters Degree in Petroleum Engineering in 1976 from the University of Texas and is a Registered Professional Engineer in Oklahoma and Texas.

LaRae L. Sanders was named our Vice President of Land in 2014.  Ms. Sanders has been with us since 1995.  She has served as Land Manager since 2007, and has been instrumental in all of our active development programs and major acquisitions.  Prior to joining us, Ms. Sanders held positions with Bridge Oil Company and Kaiser-Francis Oil Company, as well as other independent exploration and production companies.  Ms. Sanders is a Certified Professional Landman with 36 years of experience.  She became the nation's first Certified Professional Lease and Title Analyst in 1990.

Richard D. Singer has been our Vice President of Financial Reporting since 2005. Mr. Singer has over 40 years of experience in financial accounting and reporting. Prior to joining us, Mr. Singer most recently served as an assistant controller for Holly Corporation from 2004 to 2005 and as assistant controller for Santa Fe International Corporation from 1988 to 2002. Mr. Singer received a B.S. degree from the Pennsylvania State University in 1976 and is a Certified Public Accountant.

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

David W. Sledge has served as a director since 1996. Mr. Sledge has been the Chief Operating Officer of ProPetro Services, Inc. since 2012.  Mr. Sledge was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services, Inc. in April 2007 and served as a Vice President of Basic Energy Services, Inc. from April 2007 to February 2009. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From March 2009 through October 2011, and from October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge was a director of Bois d'Arc Energy, Inc. from May 2005 until its merger with Stone Energy Corporation in August 2008. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the Permian Basin chapter of this association.

Jim L. Turner has served as a director since 2014.  Mr. Turner currently serves as principal of JLT Beverages, L.P., a position he has held since 1996. Mr. Turner is also Chief Executive Officer of JLT Automotive, Inc. Mr. Turner served as President and Chief Executive Officer of Dr. Pepper/Seven Up Bottling Group, Inc., from its formation in 1999 through 2005, when he sold his interest in that company. Prior to that, Mr. Turner served as Owner/Chairman of the Board and Chief Executive Officer of the Turner Beverage Group, the largest privately owned independent bottler in the United States. Mr. Turner currently serves as a non-executive chairman of the board of directors for Dean Foods Company and as chairman of the board of trustees of Baylor Scott and White Health, the largest not-for-profit healthcare system in the state of Texas.  He is also a director of Crown Holdings, Inc. and INSURICA.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future.  Oil and natural gas prices declined substantially starting in mid-2014 and, while improving in late 2016, have remained relatively low into 2017.  For example, during the year ended December 31, 2016, commodity prices changed significantly, with the settlement price for West Texas Intermediate ("WTI") crude oil ranging from a high of approximately $54.06 per barrel to a low of approximately $26.21 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $3.93 per Mcf to a low of approximately $1.64 per Mcf.  Oil and natural gas price volatility has continued into 2017 and, through February 24, 2017, the WTI settlement price of crude oil had a low of approximately $50.82 per barrel, and the Henry Hub settlement price of natural gas had a low of approximately $2.56 per Mcf.

The prices we receive for our oil and natural gas production are subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil, natural gas liquids and natural gas;
•	weather conditions;
•	the price and quantity of imports of oil and natural gas;
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

We had $1.2 billion principal amount of debt as of December 31, 2016.

Our outstanding debt has important consequences, including, without limitation:

•

a portion of our cash flow from operations is required to make debt service payments, although under the terms of our outstanding notes we may, subject to certain conditions, issue additional notes in lieu of making cash interest payments;

•	our ability to borrow additional amounts for capital expenditures (including acquisitions) or other purposes is limited; and
•

our debt limits our ability to capitalize on significant business opportunities, our flexibility in planning for or reacting to changes in market conditions and our ability to withstand competitive pressures and economic downturns.

Because we have, subject to certain conditions, the ability to pay the interest on our outstanding notes by issuing additional notes, we are likely to incur substantial additional indebtedness over the terms of our outstanding notes.  In addition, future acquisition or development activities may require us to alter our capitalization significantly. These changes in capitalization may significantly increase our debt. Moreover, our ability to meet our debt service obligations and to reduce our total debt will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our indebtedness and to meet other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements.

Our debt agreements contain a number of significant covenants. These covenants limit our ability to, among other things:

•	borrow additional money;
•	merge, consolidate or dispose of assets;
•	make certain types of investments;
•	enter into transactions with our affiliates; and
•	pay dividends.

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the respective indentures governing our outstanding notes. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Issuances of our common stock in connection with the conversion of our convertible notes would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share.

As part of the debt exchange transaction we completed in September 2016, we have $442.6 million of notes that are convertible into shares of our common stock outstanding at December 31, 2016. As a result, substantial amounts of our common stock may be issued in the future.  If all outstanding convertible notes were converted at December 31, 2016, they would represent 72% of our outstanding shares. The future issuances of shares from the conversion of the notes could result in substantial decreases to our stock price and earnings per share.

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

Accounting rules applicable to us require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We recognized impairments that totaled $801.3 million and $27.1 million during 2015 and 2016, respectively, which reduced the carrying value of our oil and natural gas properties.  We may incur additional non-cash charges in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves.

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

As of December 31, 2016, 60% of our total proved reserves were undeveloped and 5% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in Texas and Louisiana, we may pursue acquisitions or properties located in other geographic areas.

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

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of oil and gas, we have entered into and may in the future enter into hedging transactions for certain of our expected oil and natural gas production. These transactions could result in both realized and unrealized hedging losses. Further, these hedges may be inadequate to protect us from continuing and prolonged declines in the price of oil and natural gas. To the extent that the prices of oil and natural gas remain at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Tuscaloosa Marine shale, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells currently being drilled by us utilize hydraulic fracturing in their completion. We estimate we will incur approximately $57.0 million for hydraulic fracturing services in connection with our 2017 drilling and completion program.

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

Drilling and completion activities are typically regulated by state oil and natural gas commissions. Our drilling and completion activities are conducted primarily in Louisiana and Texas. Texas adopted a law in June 2012 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. Several proposals are before the United States Congress that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. In June 2015, the EPA released a draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there may be above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report is expected to be finalized after a public comment period and a formal review by the EPA’s Science Advisory Board. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies have the potential to impact the likelihood or scope of future legislation or regulation.

State and federal regulatory agencies have recently focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Colorado, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In 2015, the United States Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. More recently, in March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas.  In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing.

Potential changes to US federal tax regulations, if passed, could have an adverse effect on us.

The United States Congress has considered imposing new taxes and repealing many tax incentives and deductions that are currently used by independent oil and gas producers.  Such changes include, but are not limited to:

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

Though the Trump Administration and the new Congress may be less likely to implement such changes, the passage of any legislation containing these or similar changes in U.S. federal income tax law could eliminate or defer certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such changes could negatively affect our financial condition and results of operations.  A reduction in operating cash flow could require us to reduce our drilling activities.  Since none of these proposals have yet been included in new legislation, we do not know the ultimate impact they may have on our business.

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

We are subject to the risk of loss resulting from nonpayment and/or nonperformance by our customers and counterparties in the ordinary course of our business.  Our credit procedures and policies may not be adequate to fully eliminate customer and counterparty credit risk particularly in light of the sustained declines in oil and natural gas prices since mid-2014.  We cannot predict to what extent our business would be impacted by deteriorating conditions in the economy, including declines in our customers' and counterparties' creditworthiness.  If we fail to adequately assess the creditworthiness of existing or future customers and counterparties, unanticipated deterioration in their creditworthiness and any resulting increase in nonpayment and/or nonperformance by them could cause us to write-down or write-off doubtful accounts.  Such write-downs or write-offs could negatively affect our operating results in the periods in which they occur and, if significant, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Substantial exploration and development activities could require significant outside capital, which could dilute the value of our common shares and restrict our activities. Also, we may not be able to obtain needed capital or financing on satisfactory terms, which could lead to a limitation of our future business opportunities and a decline in our oil and natural gas reserves.

We expect to expend substantial capital in the acquisition of, exploration for and development of oil and natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares, and may not be possible on terms acceptable to us given the current volatility in the financial markets. The issuance of additional debt would likely require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Our cash flow from operations and access to capital is subject to a number of variables, including:

•	our estimated proved reserves;
•	the level of oil and natural gas we are able to produce from existing wells;
•	our ability to extract natural gas liquids from the natural gas we produce;
•	the prices at which oil, natural gas liquids and natural gas are sold; and
•	our ability to acquire, locate and produce new reserves.

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

Provisions of our restated articles of incorporation, bylaws and Nevada law will make it more difficult to effect a change in control of us, which could adversely affect the price of our common stock.

Nevada corporate law and our restated articles of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of us. These provisions include:

•	allowing for authorized but unissued shares of common and preferred stock;
•

requiring special stockholder meetings to be called only by our chairman of the board, our chief executive officer, a majority of the board, a majority of our executive committee or the holders of a majority of our outstanding stock;

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.   All share and per share amounts below give effect to the one-for-five reverse stock split that became effective on July 29, 2016.

		High	Low
2015 –	First Quarter	$36.10	$16.15
	Second Quarter	$27.20	$16.45
	Third Quarter	$20.35	$4.95
	Fourth Quarter	$16.90	$8.00

2016 –	First Quarter	$9.40	$3.20
	Second Quarter	$5.45	$2.75
	Third Quarter	$8.61	$2.64
	Fourth Quarter	$11.62	$7.18

As of February 24, 2017, we had 15,195,043 shares of common stock outstanding, which were held by 57 holders of record and approximately 10,500 beneficial owners who maintain their shares in "street name" accounts.

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

Stockholder Return Performance

A peer group of companies is used by our compensation committee to benchmark our executives' compensation and to determine total stockholder return performance for purposes of vesting of performance share units granted to executives under our 2009 Long-term Incentive Plan.  For 2016, the compensation committee utilized a peer group, which consisted of Approach Resources, Inc., Bill Barrett Corporation, Bonanza Creek Energy, Inc., Callon Petroleum Holdings, Inc., Carrizo Oil & Gas Inc., Eclipse Resources Corporation, Jones Energy, Inc., Laredo Petroleum Holdings Inc., Matador Resources, Inc., Oasis Petroleum Inc., Parsley Energy Corporation, PDC Energy Inc., Rex Energy Corporation, Stone Energy Corporation, and Ultra Petroleum Corp.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2016 with the cumulative return on the New York Stock Exchange Index and the cumulative return for our peer group.  The graph assumes that $100.00 was invested on the last trading day of 2011, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Comstock, the NYSE Composite Index, and Our Peer Group

____________

(1)	$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends, fiscal year ending December 31.
(2)

The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

	As of December 31,
Total Return Analysis	2011	2012	2013	2014	2015	2016
Comstock	$100.00	$98.82	$122.37	$47.08	$12.93	$13.62
NYSE Composite	$100.00	$115.99	$146.47	$156.36	$149.97	$167.87
Peer Group	$100.00	$83.27	$122.26	$65.53	$41.38	$65.22

ITEM 6.  SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2016 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Statement of Operations Data:

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Revenues:
Natural gas sales	$203,651	$188,453	$165,461	$109,753	$122,623
Oil sales	181,163	231,837	389,770	142,669	53,083
Total oil and gas sales	384,814	420,290	555,231	252,422	175,706
Gain on sales of oil and gas properties	24,271	—	—	—	—
Total revenues	409,085	420,290	555,231	252,422	175,706
Operating expenses:
Production taxes	11,727	14,524	23,797	10,286	4,933
Gathering and transportation	26,265	17,245	12,897	14,298	15,824
Lease operating(1)	51,248	52,844	60,283	64,502	47,696
Exploration	61,449	33,423	19,403	70,694	84,144
Depreciation, depletion and amortization	343,858	337,134	378,275	321,323	141,487
General and administrative, net	33,798	34,767	32,379	23,541	23,963
Impairment of oil and gas properties	25,368	652	60,268	801,347	27,134
Loss on sale of oil and gas properties	—	2,033	—	112,085	14,315
Total operating expenses	553,713	492,622	587,302	1,418,076	359,496
Operating loss	(144,628)	(72,332)	(32,071)	(1,165,654)	(183,790)
Other income (expenses):
Gain on sale of marketable securities	26,621	7,877	—	—	—
Gain (loss) from derivative financial instruments	21,256	(8,388)	8,175	2,676	(5,356)
Net gain (loss) on extinguishment of debt	—	(17,854)	—	78,741	189,052
Interest expense	(57,906)	(73,242)	(58,631)	(118,592)	(128,743)
Other income	944	1,059	727	1,275	872
Total other income (expenses)	(9,085)	(90,548)	(49,729)	(35,900)	55,825
Loss from continuing operations before income taxes	(153,713)	(162,880)	(81,800)	(1,201,554)	(127,965)
Benefit from (provision for) income taxes	50,634	56,157	24,689	154,445	(7,169)
Loss from continuing operations	(103,079)	(106,723)	(57,111)	(1,047,109)	(135,134)
Income from discontinued operations, net of income taxes	3,019	147,752	—	—	—
Net income (loss)	$(100,060)	$41,029	$(57,111)	$(1,047,109)	$(135,134)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(11.10)	$(11.09)	$(6.20)	$(113.53)	$(11.52)
Income from discontinued operations	0.32	15.36	—	—	—
Net Income (loss)	$(10.78)	$4.27	$(6.20)	$(113.53)	$(11.52)
Dividends per common share	$—	$1.88	$2.50	$—	$—
Basic and diluted weighted average shares outstanding	9,284	9,311	9,309	9,223	11,729

 ____________

(1)	Includes ad valorem taxes.

Balance Sheet Data:

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)

Cash and cash equivalents	$4,471	$2,967	$2,071	$134,006	$65,904
Property and equipment, net	1,958,687	2,066,735	2,198,169	1,038,420	798,662
Total assets	2,554,930	2,130,112	2,264,546	1,195,850	889,874
Total debt	1,309,416	789,414	1,060,654	1,249,330	1,044,506
Stockholders' equity (deficit)	933,534	952,005	870,272	(171,258)	(271,269)

Cash Flow Data:

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Cash flows provided by (used for) operating activities from continuing operations	$219,721	$268,994	$400,984	$30,086	$(23,728)
Cash flows used for investing activities from continuing operations	(205,393)	(408,678)	(634,787)	(161,725)	(29,569)
Cash flows provided by (used for) financing activities from continuing operations	117,502	(576,140)	232,907	263,574	(14,805)
Cash flows provided by (used for) operating activities of discontinued operations	42,508	(7,715)	—	—	—
Cash flows provided by (used for) investing activities of discontinued operations	(178,327)	722,035	—	—	—

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our selected historical consolidated financial data and our accompanying consolidated financial statements and the notes to those financial statements included elsewhere in this report. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements." All share and per share data presented herein has been restated to give effect to our one-for-five (1:5) reverse stock split that became effective on July 29, 2016.

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,371 producing oil and natural gas wells (737.2 net to us) and we operate 817 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders' equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our growth is driven primarily by our acquisition, development and exploration activities. In 2016 our growth in natural gas production and proved reserves was primarily driven by our successful drilling activities. Under our current drilling budget, we plan to spend up to $167.5 million in 2017 for development and exploration activities, which will primarily be focused on natural gas projects. We are currently planning to drill 22 horizontal natural gas wells (17.2 net to us) in 2017, targeting the Haynesville and Bossier shales. The actual number of wells that we drill in 2017 will depend on oil and natural gas prices.

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

We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines or terminals. We have entered into certain transportation and treating agreements with midstream and pipeline companies to transport a substantial portion of our natural gas production in North Louisiana to long-haul gas pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas.  Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future. Oil and natural gas prices declined substantially starting in mid-2014 and have continued to remain relatively low into early 2017.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $15.8 million as of December 31, 2016.

Prices for crude oil and natural gas have been highly volatile, and we are currently experiencing a period of low prices primarily due to an oversupply of crude oil and natural gas.  As prices remain low, we will continue to experience low revenues and cash flows.  We expect our oil production to continue to decline until we resume drilling on our South Texas oil properties.  We expect our natural gas production to decline in the future to the extent that we do not offset this decline from production from the new wells we plan to drill in 2017 and future periods. Depending upon future prices and our production volumes, our cash flows from our operating activities may not be sufficient to fund our capital expenditures, and we may need to either curtail drilling activity or we may seek additional borrowings which would increase our interest expense in 2017 and in future periods.

We recognized $27.1 million of impairments of our proved oil and gas properties in 2016. We may need to recognize further impairments if oil and natural gas prices remain low, and as a result, the expected future cash flows from these properties becomes insufficient to recover their carrying value.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Our operating data for 2015 and 2016 is summarized below:

	Year Ended December 31,
	2015	2016
Oil and Gas Sales (in thousands):
Natural gas sales	$109,753	$122,623
Oil sales	142,669	53,083
Total oil and gas sales	$252,422	$175,706
Net Production Data:
Natural gas (MMcf)	47,646	53,678
Oil (MBbls)	3,089	1,388
Natural gas equivalent (MMcfe)	66,207	62,006
Average Sales Price:
Natural gas ($/Mcf)	$2.30	$2.28
Oil ($/Bbl)	$46.19	$38.24
Average equivalent price ($/Mcfe)	$3.81	$2.83
Expenses ($ per Mcfe):
Production taxes	$0.16	$0.08
Gathering and transportation	$0.22	$0.26
Lease operating(1)	$0.97	$0.76
Depreciation, depletion and amortization(2)	$4.84	$2.26

____________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.   Our oil and gas sales decreased $76.7 million (30%) in 2016 to $175.7 million from $252.4 million in 2015 due to the decline in our oil production and lower oil and natural gas prices. Oil sales decreased by $89.6 million (63%) from 2015 while our natural gas sales increased by $12.9 million (12%) from 2015.  The decrease in oil sales was attributable to the 55% decline in oil production combined with a 17% decrease in our realized oil price in 2016.  Our natural gas production increased by 13% from 2015 while our realized natural gas price decreased by 1%.  Our drilling activity primarily in the Haynesville shale fields in North Louisiana generated the natural gas production growth.

Production taxes.   Our production taxes decreased $5.4 million or 52% to $4.9 million in 2016 from $10.3 million in 2015. The decrease in 2016 is mainly due to the 63% decline in our oil sales during the year. Much of our natural gas sales in 2015 and 2016 qualified for temporary exemption from state production taxes.

Gathering and transportation.   Gathering and transportation costs in 2016 increased $1.5 million (11%) to $15.8 million as compared to $14.3 million in 2015 due to the 13% increase in natural gas we produced during 2015.  Gathering and transportation per Mcf produced improved from 2015 as the additional volumes produced in the Haynesville shale properties allowed us to lower our unit transportation costs.

Lease operating expenses.   Our lease operating expenses, including ad valorem taxes, of $47.7 million in 2016 were $16.8 million or 26% lower than our operating expenses of $64.5 million in 2015. Our lease operating expense per Mcfe produced decreased by 22% to $0.76 per Mcfe in 2016 as compared to $0.97 per Mcfe in 2015.  The decrease is mainly due to our divestitures made in 2015 and

2016, the lower oil production level and our efforts to reduce field operating costs related to our oil properties.

Exploration expense.   We incurred $84.1 million in exploration expense in 2016 as compared to $70.7 million in 2015. Exploration expense in 2016 related to impairments of unevaluated leasehold costs. Our 2015 exploration cost consisted of $69.0 million of impairments of unevaluated leasehold costs, and $1.7 million in rig termination fees.

Depreciation, depletion and amortization expense ("DD&A"). DD&A of $141.5 million decreased by $179.8 million (56%) from DD&A of $321.3 million in 2015. Our DD&A rate per Mcfe produced averaged $2.26 in 2016 as compared to $4.84 for 2015. The decrease in DD&A expense and the DD&A rate primarily resulted from the impairments to the carrying values of our producing properties that we recognized in 2015 and the increase in production from our lower cost natural gas properties in 2016.

General and administrative expenses.   General and administrative expense of $24.0 million for 2016 was 2% higher than general and administrative expense of $23.5 million for 2015 primarily due to higher employee compensation in 2016.  In 2015 we did not pay any employee bonuses.  Bonuses of $5.9 million were earned for 2016.  Stock based compensation which is included in general and administrative costs decreased to $4.7 million in 2016 as compared to $8.1 million in 2015.

Impairment of oil and gas properties.  We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  During 2016, we recognized an impairment charge of $27.1 million on our oil and gas properties, primarily to impair our South Texas properties that were classified as held for sale during most of 2016 until the properties were sold in December 2016.  During 2015 we recognized an impairment charge of $801.3 million which mainly reflected the substantial decline in management's estimates of longer-term future oil and natural gas prices.

Derivative financial instruments.  We utilized natural gas price swaps to manage our exposure to commodity prices and protect returns on investment from our drilling activities.  We had a loss of $5.4 million and a gain $2.7 million related to our derivative financial instruments in 2016 and 2015, respectively. The total net cash received from our derivative financial instruments was $2.1 million and $1.2 million in 2016 and 2015, respectively.

The following tables present our oil and natural gas prices before and after the effect of cash settlements of our derivative financial instruments held for natural gas price risk management:

Average Realized Natural Gas Price:	2015	2016
Natural gas, per Mcf	$2.30	$2.28
Cash settlements on derivative financial instruments, per Mcf	0.03	0.04
Price per Mcf, including cash settlements on derivative financial instruments	$2.33	$2.32

Interest expense.   Interest expense increased $10.1 million (9%) to $128.7 million in 2016 from interest expense of $118.6 million in 2015. We did not capitalize any interest in 2016 and we capitalized interest of $0.9 million in 2015 related to our unevaluated properties.  $11.9 million of our interest expense in 2016 related to our convertible notes, which is paid in-kind and due on maturity of the notes.  $12.6 million of our interest expense in 2016 relates to the discount recorded from the debt exchange we completed with our senior note holders in September 2016.  The original issue discount is being recognized over the lives of the new senior notes that were issued in the debt exchange and results from the $106.2 million gain recognized on the exchange of our unsecured senior notes for the convertible notes.

Income taxes.   We had a provision for income taxes in 2016 of $7.2 million and a benefit from income taxes of $154.4 million in 2015.   The provision in 2016 relates to state law changes enacted in 2016 which limit our ability to use state net operating loss carryforwards in the future.  We had no federal tax provision in 2016 due to the net loss for the year, against which we recognized a full valuation allowance.  Our tax rate of 13% in 2015 differed from the federal income tax rate of 35% primarily due to the recognition of a valuation allowance on deferred tax assets of $283.6 million.

Net loss.   We reported a loss of $135.1 million or $11.52 per share for 2016 as compared to a loss of $1.0 billion or $113.53 per share for 2015. The losses in 2016 and 2015 were primarily related to lower oil and natural gas prices, oil and gas property impairment charges recognized, and the loss on sale of oil and gas properties.

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

Oil and gas sales.   Our oil and gas sales decreased $302.8 million (55%) in 2015 to $252.4 million from $555.2 million in 2014. Oil sales in 2015 decreased by $247.1 million (63%) from 2014 while our natural gas sales decreased by $55.7 million (34%) from 2014. The decrease in oil sales was attributable to the 28% decline in oil production and a 49% decrease in our realized oil prices in 2015. Our natural gas production increased by 20% from 2014 while our realized natural gas prices decreased by 45%.

Production taxes.   Production taxes decreased $13.5 million or 57% to $10.3 million in 2015 from $23.8 million in 2014. The decrease in 2015 was due to the 63% decline in our oil sales during the year. Much of our natural gas sales in 2014 and 2015 qualified for a temporary exemption from state production taxes.

Gathering and transportation.   Gathering and transportation costs in 2015 increased $1.4 million (11%) to $14.3 million as compared to $12.9 million in 2014 due to the 20% increase in natural gas we produced during 2015.  Gathering and transportation per Mcf produced improved from 2014 as the additional volumes produced in Haynesville shale properties allowed us to lower our unit transportation costs.

Lease operating expenses.   Our lease operating expenses, including ad valorem taxes, of $64.5 million in 2015 were $4.2 million or 7% higher than our operating expenses of $60.3 million in 2014. Our lease operating expense per Mcfe produced increased by 6% to $0.97 per Mcfe in 2015 as compared to $0.92 per Mcfe in 2014. The increase in operating costs mainly reflects the higher lifting costs associated with our oil wells including additional costs incurred related to adding artificial lift to many of our producing oil wells.

Exploration expense.   We incurred $70.7 million in exploration expense in 2015 as compared to $19.4 million in 2014. Exploration expense in 2015 consisted of $69.0 million of impairments of unevaluated leasehold costs and $1.7 million in rig termination fees. Our 2014 exploration cost consisted of $11.8 million in dry hole costs, $6.7 million in rig termination fees, $0.5 million of impairments of unevaluated leasehold costs, and $0.4 million for the acquisition of seismic data.

Depreciation, depletion and amortization expense.   DD&A of $321.3 million decreased by $57.0 million (15%) from DD&A of $378.3 million in 2014. Our DD&A rate per Mcfe produced averaged $4.84 in 2015 as compared to $5.74 for 2014. The decrease in DD&A primarily resulted from higher production from our lower cost natural gas properties.

General and administrative expenses.   General and administrative expense of $23.5 million for 2015 was 27% lower than general and administrative expense of $32.4 million for 2014. The decrease is primarily related to lower employee compensation in 2015.  The Company did not pay any performance bonuses in 2015 due to industry conditions.  Stock-based compensation also decreased by $2.6 million to $8.1 million in 2015 as compared to $10.7 million in 2014.

Impairment of oil and gas properties.   We recorded impairments to our oil and gas properties of $801.3 million and $60.3 million in 2015 and 2014, respectively. These impairments relate to our lower estimates of oil and natural gas prices in 2015 and to our older, conventional oil and gas properties with declining production and limited potential for future investments in 2014.

Derivative financial instruments.  We utilized oil and natural gas price swaps to manage our exposure to commodity prices and protect returns on investment from our drilling activities.  We had a gain of $2.7 million and $8.2 million on derivative financial instruments in 2015 and 2014, respectively.  Our total net cash received from derivative financial instruments was $1.2 million in 2015 and $9.1 million in 2014.

The following table presents our natural gas and oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

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

Interest expense.   Interest expense increased $60.0 million (102%) to $118.6 million in 2015 from interest expense of $58.6 million in 2014. The increase was primarily related to the refinancing of our bank credit facility with $700.0 million of 10% secured senior notes in March 2015 and a reduction in the interest we capitalized in 2015.  We capitalized interest of $0.9 million and $10.2 million in 2015 and 2014, respectively, related to our unevaluated properties.

Income taxes.   The benefit from income taxes increased in 2015 to $154.4 million from $24.7 million in 2014 due to the higher net loss in 2015. Our effective tax rate of 13% in 2015 differed from the federal income tax rate of 35% primarily due to a valuation allowance on deferred tax assets of $283.6 million.

Net loss.   We reported a net loss of $1.0 billion or $113.53 per share for 2015 as compared to a loss of $57.1 million or $6.20 per share for 2014. The net loss in 2015 was primarily due to the oil and gas property impairment charges recognized, the loss on sale of oil and gas properties, lower oil and natural gas prices, higher exploration costs and higher interest expense.  The net loss in 2014 was primarily due to impairments of proved and unproved properties and other exploration costs.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset sales. For 2016, our primary source of funds was cash on hand and proceeds from asset sales of $27.9 million.  Cash used for operating activities in 2016 was $23.7 million as compared to cash provided by operating activities of $30.1 million in 2015. This decrease in operating cash flow is primarily due to lower oil and gas sales.

In 2015, our primary sources of funds were operating cash flow, borrowings and proceeds from asset sales.  Cash provided by operating activities decreased by $370.9 million (92%) to $30.1 million in 2015 from $401.0 million in 2014 primarily due to the decreased oil production and the lower oil and natural gas prices along with higher interest expense. Our other primary source of funds during 2015 included $683.8 million of proceeds from the issuance of 10% senior secured notes, $40.0 million of borrowings under our bank credit facility and net proceeds from asset sales of $102.5 million.

In addition to funding our ongoing operations, our primary need for capital relates to the acquisition, development and exploration of our oil and gas properties and servicing and retirement of our debt. We retired $129.5 million and $107.3 million of our debt in 2016 and 2015, respectively.  In 2016, our capital expenditures of $59.6 million represented a decrease of $183.6 million as compared to 2015 capital expenditures of $243.2 million, mainly due to our significant reduction in drilling activity during 2016 in response to the low commodity price environment. During 2015, our capital expenditures of $243.2 million represented a decrease of $345.4 million as compared to 2014 capital expenditures of $588.6 million due primarily to our significant reduction of drilling activity during 2015.

Our capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2014		2015	2016
	(In thousands)
Exploration and development:
Acquisitions of proved oil and gas properties	$2,400		$—	$—
Acquisitions of unproved oil and gas properties	91,960		12,972	—
Developmental leasehold costs	3,386		767	3,267
Development drilling	398,604		184,393	50,711
Exploratory drilling	51,725		11,985	—
Other development costs	39,282		31,237	5,569
	587,357	(1)	241,354	59,547
Other	1,257		1,893	69
Total	$588,614	(1)	$243,247	$59,616

____________

(1)	Net of reimbursements received from joint venture partner of $28.7 million in 2014.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $167.5 million in 2017 for development and exploration projects to drill 22 wells and to complete wells drilled in 2016. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices that we realize in 2017. We operate most of our properties and as a result have significant discretion over the amount and timing of our future capital expenditures.

We do not have a specific acquisition budget for 2017 because the timing and size of acquisitions are unpredictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

On September 6, 2016, we completed a debt exchange with the holders of approximately 98% of our then outstanding senior notes.  Specifically, we issued (i) $697.2 million of new 10% Senior Secured Toggle Notes due 2020 and warrants exercisable for 1,917,342 shares of our common stock, in exchange for $697.2 million of our 10% Senior Secured Notes due 2020, (ii) $270.6 million of new 7¾% Convertible Second Lien PIK Notes due 2019 in exchange for $270.6 million of our 7¾% Senior Notes due 2019, and (iii) $169.7 million of new 9½% Convertible Second Lien PIK Notes due 2020 in exchange for $169.7 million of our 9½% Senior Notes due 2020.  Accrued and unpaid interest on notes tendered in the exchange was paid in cash. Following the exchange, $2.8 million of our 10% Senior Secured Notes, $18.0 million of our 7¾% Senior Notes and $4.9 million of our 9½% Senior Notes remained outstanding.

The exchange of the 10% Senior Secured Notes due 2020 for the 10% Senior Secured Toggle Notes due 2020 was accounted for as a modification of debt.  Accordingly, no gain or loss was recognized on the exchange.  The value of the warrants issued to the noteholders in consideration of the exchange is being amortized to interest expense over the life of the notes.  Transaction costs of $4.5 million related to the exchange were recognized in the year ended December 31, 2016 as a reduction to the gain on extinguishment of debt, which is reported as a component of other income (loss).  The exchange of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 for the Convertible Second Lien PIK Notes was accounted for as a debt extinguishment given the substantial difference in the terms of the exchanged notes.  A gain of $106.2 million on extinguishment of debt was recognized on this exchange representing the difference between the fair market value of the new convertible notes and the carrying amount of the 7¾% Senior Notes and the 9½% Senior Notes that were exchanged.  Transaction costs of $6.5 million related to these exchanges have been reflected as debt issuance costs which are being amortized to interest expense over the lives of the notes.

Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15, and the notes mature on March 15, 2020. We have the option to pay up to $75.0 million of accrued interest by issuing additional notes.  To the extent that interest is paid in-kind, the interest rate increases to 12¼% only for that interest payment and would result in an additional $91.9 million of notes outstanding.

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1, and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15, and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in-kind.  Each series of the convertible notes are convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes. The convertible notes will mandatorily convert into 81.2 shares of common stock for each $1,000 of principal amount of the notes following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share.

Prior to the completion of the debt exchange, we retired $87.5 million in principal amount of the 7¾% Senior Notes and $19.8 million of the 9½% Senior Notes in 2016 in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash. A gain on extinguishment of debt of $89.6 million was recognized on the retirement of the senior notes during 2016 for the difference between the market value of the stock and the net carrying value of the debt. During 2015, we acquired $23.9 million in principal amount of the 7¾% Senior Notes and $105.6 million in principal amount of the 9½% Senior Notes for an aggregate purchase price of $42.7 million. The gain of $82.4 million recognized on the purchase of the senior notes and the loss resulting from the write-off of deferred loan costs associated with our prior bank credit facility of $3.7 million are included in the net gain on extinguishment of debt in 2015.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019. As of December 31, 2016 there were no borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and our subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a ratio of current assets, including availability under the credit facility, to current liabilities of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed oil and natural gas reserves to the amount outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of December 31, 2016.

All of our subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the other outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible notes are secured by liens on substantially all of our and our subsidiaries assets.  The allocation of proceeds related to the liens on our assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible notes are also subject to the priority of the 10% Senior Secured Toggle Notes.  The liens that previously secured the 10% Senior Secured Notes that were not tendered for exchange were released and these notes are no longer secured.

We believe that our cash on hand and cash flow from operations and available borrowings under our bank credit facility is sufficient to fund our 2017 planned operating activities.  If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings to replace any liquidity that may be lost from low oil and natural gas prices.  We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2017	2018	2019	2020	2021	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$—	$—
10% Senior Secured Toggle Notes due 2020	—	—	—	697,195	—	697,195
7¾% Convertible Second Lien PIK Notes due 2019	—	—	327,190	—	—	327,190
9½% Convertible Second Lien PIK Notes due 2020	—	—	—	242,193	—	242,193
10% Senior Secured Notes due 2020	—	—	—	2,805	—	2,805
7¾% Senior Notes due 2019	—	—	17,959	—	—	17,959
9½% Senior Notes due 2020	—	—	—	4,860	—	4,860
Interest	71,855	71,855	70,811	14,795	—	229,316
Operating leases	1,521	1,560	1,560	1,560	1,560	7,761
Transportation and treating agreements	1,820	1,730	682	—	—	4,232
Drilling rigs	2,804	—	—	—	—	2,804
	$78,000	$75,145	$418,202	$963,408	$1,560	$1,536,315

Future interest costs are based upon the effective interest rates of our outstanding senior notes. Future principal amounts due for our convertible notes are inclusive of paid in-kind interest through the maturity dates of these notes.  The table assumes that interest on the 10% Senior Secured Toggle Notes is not paid in-kind.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2021. We record a separate liability for these asset retirement obligations, which totaled $15.8 million as of December 31, 2016.

Federal and State Taxation

At December 31, 2016, we had $745.2 million in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards.  We have established a valuation allowance against all of the federal loss carryforwards and $1.4 billion of the state loss carryforwards due to the uncertainty of generating future taxable income prior to the expiration of the net operating loss carryforward periods.

Future use of our net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership that would result from conversion of our convertible notes would result in limits on the future use of its net operating loss carryforwards.

Our federal income tax returns for the years subsequent to December 31, 2012 remain subject to examination. Our income tax returns in one major state income tax jurisdiction remains subject to examination for the year ended December 31, 2008 and various periods subsequent to December 31, 2010. We have evaluated the preliminary findings in this jurisdiction and believe it is more likely than not that the ultimate resolution of these matters will not have a material impact on our consolidated financial statements. We currently believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

Impairment of oil and gas properties.   We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property's proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on a corporate forecast which considers forecasts from multiple independent price forecasts. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. During 2016 we recognized impairment charges of $27.1 million to reduce the capitalized costs of our evaluated oil and natural gas properties, which included $20.8 million that was recognized to reduce the carrying value of certain of our assets to their fair value prior to their sale.  It is reasonably possible that our estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, there may be further impairments in the carrying values of our evaluated oil and gas properties.

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

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of our deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  We believe that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, we are not able to determine that it is more likely than not that all of our deferred tax assets will be realized. As a result, we established valuation allowances for our deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.  We will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future reporting periods.

Future use of our federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period.  Such a change in ownership would result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted, and we would need to recognize additional valuation allowances reflecting the restricted use of the net operating loss carryforwards in the period when such an ownership change occurred.  It is highly likely that a change in ownership that would result from conversion of our convertible notes would result in limits on the future use of its net operating loss carryforwards.

Stock-based compensation.   We follow the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

Recent accounting pronouncements. In 2016, we adopted ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). Upon adoption, we have assessed that we meet the criteria of a going concern.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.  Early adoption is permitted beginning with periods after December 15, 2016 and entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09.  We are currently reviewing our primary oil and natural gas marketing agreements in order to assess the impact of adoption.  At this time, adopting this standard is not expected to have a material impact on our financial statements because recognition of revenue is not expected to materially change under the new standard, since most of our revenue will continue to be recognized as production is delivered.  However, we are still evaluating the ultimate impact of this accounting standard on our consolidated results of operations, financial position, cash flows and financial disclosures.  This evaluation will continue throughout 2017, and we are currently planning to adopt this new standard in the first quarter of 2018.  We have not yet determined which method of adoption we will apply for this new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to include most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02.  ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter. Early adoption is permitted.  We are currently evaluating the new guidance and anticipate that certain operating leases that we have in place will be reflected as both an asset and a liability in our consolidated balance sheet.  We have not determined which method of adoption we will apply for this new standard.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments, including recognizing the income tax effects of awards in the income statement when the awards vest or are settled.  ASC 2016-09 revises guidance on employers' accounting for employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the treatment of forfeitures.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods thereafter. Early adoption is permitted, but all guidance must be adopted in the same period.  We are currently evaluating this standard but at this time we do not anticipate that adoption of this new standard will have a material impact on its financial statements.  We expect to use the prospective method of adoption for classification of the income tax effects of vested equity awards in our consolidated statements of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2016, and taking into account any oil or natural gas price swap agreements we had in place, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.3 million and a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $5.0 million.

As of December 31, 2016, we have entered into natural gas price swap agreements covering 23.4 Bcf of our expected 2017 natural gas production that fix the NYMEX price at $3.37 per Mcf.  As of December 31, 2016, our outstanding natural gas swap agreements represented a liability with a fair value of $6.0 million.  The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at December 31, 2016 would be $4.8 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease. Since December 31, 2016, we have entered into additional natural gas price swap agreements which increased our hedged natural gas production to 25.9 Bcf with a fixed NYMEX price of $3.38 per Mcf.

Interest Rates

At December 31, 2016, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, $268.4 million of our convertible notes bear interest at a fixed rate of 7¾% and $174.2 million of our convertible notes bear interest at a fixed rate of 9½%.  At our option, up to $75.0 million of the interest payable on the first lien notes can be paid in-kind.  All of the interest on the convertible notes is payable in-kind, and these notes are convertible into our common stock either at the option of the note holders, or mandatorily upon the attainment of certain specific contractual terms.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of December 31, 2016 was $1.1 billion based on the market price of approximately 96% of the face amount of such debt.  At December 31, 2016, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-27 of this report.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   As of December 31, 2016, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Comstock Resources, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Comstock Resources, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 24, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance.  Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC.  Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2016, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them, except Carl H. Westcott, a 10% beneficial owner, filed a Form 4 on May 20, 2016 reporting a transaction that occurred on May 16, 2016.

Code of Ethics.   We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2017 annual meeting, which will be filed with the SEC within 120 days of December 31, 2016, for additional information regarding our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	269,300(1)	$—	2,524,523

 ____________

(1)	Represents performance share unit awards equivalent to 269,300 shares that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2016.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2016.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-27 of this report:
	Report of Independent Registered Public Accounting Firm	F–	2
	Consolidated Balance Sheets as of December 31, 2015 and 2016	F–	3
	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2015 and 2016	F–	4
	Consolidated Statements of Stockholders' Equity (Deficit)	F–	5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2015 and 2016	F–	6
	Notes to Consolidated Financial Statements	F–	7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)	Exhibits:

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
3.1	Restated Articles of Incorporation dated June 2, 1995 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
3.2

Certificate of Amendment to the Restated Articles of Incorporation dated July 1, 1997 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

3.3	Certificate of Amendment to the Restated Articles of Incorporation dated May 19, 2009 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-3 dated October 5, 2009).

Exhibit No.	Description
3.4	Certificate of Amendment to the Restated Articles of Incorporation dated June 1, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 22, 2016).
3.5	Certificate of Change to the Restated Articles of Incorporation dated July 20, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 22, 2016).
3.6	Certificate of Amendment to the Restated Articles of Incorporation dated November 8, 2016 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated November 8, 2016).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
4.1

Indenture dated October 9, 2009 between Comstock Resources, Inc., the guarantors and The Bank of New York Trust Company, N.A., Trustee for debt securities issued by Comstock Resources, Inc. (incorporated by reference to our Current Report on Form 8-K dated October 14, 2009).

4.2

Third Supplemental Indenture dated March 14, 2011 between Comstock Resources, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 7¾% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 14, 2011).

4.3

Fourth Supplemental Indenture dated June 5, 2012 between Comstock Resources, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., for the 9½% Senior Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 7, 2012).

4.4

Fifth Supplemental Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, as successor Trustee for the 7¾% Senior Notes due 2019 (incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K dated September 8, 2016).

4.5

Sixth Supplemental Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, as successor Trustee for the 9½% Senior Notes due 2020 (incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K dated September 8, 2016).

4.6

Indenture dated March 13, 2015 between Comstock Resources, Inc., the guarantors and The Bank of New York Mellon Trust Company, N.A., Trustee for senior secured debt securities issued by Comstock Resources, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 13, 2015).

4.7

First Supplemental Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, as successor Trustee for the 10% Senior Secured Notes due 2020 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated September 8, 2016).

4.8

Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 7¾% Convertible Secured PIK Notes due 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated September 8, 2016).

4.9*

First Supplemental Indenture dated November 17, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 7¾% Convertible Secured PIK Notes due 2019.

4.10

Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 9½% Convertible Secured PIK Notes due 2020 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated September 8, 2016).

4.11*

First Supplemental Indenture dated November 17, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 9½% Convertible Secured PIK Notes due 2020.

Exhibit No.	Description
4.12

Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the Senior Secured Toggle Notes due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated September 8, 2016).

4.13

Amended and Restated Priority Lien Intercreditor Agreement dated September 6, 2016, among Comstock Resources, Inc., the Grantors party thereto, Bank of Montreal, as pari passu collateral agent, and American Stock Transfer & Trust Company, LLC, Trustee for the Senior Secured Toggle Notes due 2020, 7¾% Convertible Secured PIK Notes due 2019, 9½% Convertible Secured PIK Notes due 2020, 10% Senior Secured Notes due 2020, 7¾% Senior Notes due 2019 and 9½% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7 to our Current Report on Form 8-K dated September 8, 2016).

4.14

Junior Lien Intercreditor Agreement dated September 6, 2016, between Bank of Montreal, as priority lien collateral agent, and Bank of Montreal, as second lien collateral agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated September 8, 2016).

4.15

Warrant Agreement dated September 6, 2016, between Comstock Resources, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated September 8, 2016).

4.16

Amendment No. 1 to Warrant Agreement between Comstock Resources, Inc. and American Stock Transfer & Trust Company, LLC, dated November 7, 2016 to be effective as of September 6, 2016 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q dated November 9, 2016).

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

10.4#

Comstock Resources, Inc. 2009 Long-term Incentive Plan Amended and Restated Effective as of November 8, 2016 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated December 7, 2016).

10.5

Credit Agreement dated March 4, 2015 among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, and Bank of Montreal as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 4, 2015).

10.6

Amendment and Waiver to Credit Agreement dated June 9, 2015, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.7

Second Amendment to Credit Agreement dated September 6, 2016, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 8, 2016).

10.8

Lease between Stonebriar I Office Partners, Ltd., and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).

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

21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2016.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 24, 2017		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 24, 2017
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 24, 2017
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 24, 2017
Elizabeth B. Davis
/s/ DAVID K. LOCKETT	Director	February 24, 2017
David K. Lockett
/s/ CECIL E. MARTIN, JR.	Director	February 24, 2017
Cecil E. Martin, Jr.
/s/ FREDERIC D. SEWELL	Director	February 24, 2017
Frederic D. Sewell
/s/ DAVID W. SLEDGE	Director	February 24, 2017
David W. Sledge
/s/ JIM L. TURNER	Director	February 24, 2017
Jim L. Turner

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Comstock Resources, Inc.

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Comstock Resources, Inc. and subsidiaries at December 31, 2015 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Comstock Resources, Inc. and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 24, 2017

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2016

	December 31,
	2015	2016
	(In thousands)
ASSETS
Cash and Cash Equivalents	$134,006	$65,904
Accounts Receivable:
Oil and gas sales	15,241	19,339
Joint interest operations	3,552	3,105
Derivative Financial Instruments	1,446	—
Other Current Assets	1,993	1,824
Total current assets	156,238	90,172
Property and Equipment:
Unevaluated oil and gas properties	84,144	—
Oil and gas properties, successful efforts method	4,332,222	3,797,101
Other	19,521	19,590
Accumulated depreciation, depletion and amortization	(3,397,467)	(3,018,029)
Net property and equipment	1,038,420	798,662
Other Assets	1,192	1,040
	$1,195,850	$889,874
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts Payable	$57,276	$45,311
Derivative Financial Instruments	—	6,030
Accrued Expenses	38,444	40,366
Total current liabilities	95,720	91,707
Long-term Debt	1,249,330	1,044,506
Deferred Income Taxes Payable	1,965	9,126
Reserve for Future Abandonment Costs	20,093	15,804
Total liabilities	1,367,108	1,161,143
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock—$0.50 par, 75,000,000 shares authorized, 9,544,035 and 13,937,627 shares issued and outstanding at December 31, 2015 and 2016, respectively	4,772	6,969
Common stock warrants	—	5,672
Additional paid-in capital	504,670	531,924
Accumulated deficit	(680,700)	(815,834)
Total stockholders' deficit	(171,258)	(271,269)
	$1,195,850	$889,874

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2014, 2015 and 2016

	2014	2015	2016
	(In thousands, except per share amounts)
Natural gas sales	$165,461	$109,753	$122,623
Oil sales	389,770	142,669	53,083
Total oil and gas sales	555,231	252,422	175,706
Operating expenses:
Production taxes	23,797	10,286	4,933
Gathering and transportation	12,897	14,298	15,824
Lease operating	60,283	64,502	47,696
Exploration	19,403	70,694	84,144
Depreciation, depletion and amortization	378,275	321,323	141,487
General and administrative, net	32,379	23,541	23,963
Impairment of oil and gas properties	60,268	801,347	27,134
Loss on sale of oil and gas properties	—	112,085	14,315
Total operating expenses	587,302	1,418,076	359,496
Operating loss	(32,071)	(1,165,654)	(183,790)
Other income (expenses):
Gain (loss) from derivative financial instruments	8,175	2,676	(5,356)
Net gain on extinguishment of debt	—	78,741	189,052
Interest expense	(58,631)	(118,592)	(128,743)
Other income	727	1,275	872
Total other income (expenses)	(49,729)	(35,900)	55,825
Loss before income taxes	(81,800)	(1,201,554)	(127,965)
Benefit from (provision for) income taxes	24,689	154,445	(7,169)
Net loss	$(57,111)	$(1,047,109)	$(135,134)

Net loss per share – basic and diluted	$(6.20)	$(113.53)	$(11.52)

Dividends per common share	$2.50	$—	$—
Basic and diluted weighted average shares outstanding	9,309	9,223	11,729

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Shares	Common Stock- Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)
						Total

Balance at January 1, 2014	9,536	$4,768	$—	$499,888	$447,349	$952,005
Stock-based compensation	62	31	—	10,666	—	10,697
Tax withholdings related to equity awards	(26)	(13)	—	(2,336)	—	(2,349)
Taxes related to equity award vesting	—	—	—	(1,055)	—	(1,055)
Repurchases of common stock	(200)	(100)	—	(7,986)	—	(8,086)
Net loss	—	—	—	—	(57,111)	(57,111)
Dividends paid	—	—	—	—	(23,829)	(23,829)
Balance at December 31, 2014	9,372	4,686	—	499,177	366,409	870,272
Stock-based compensation	188	94	—	8,055	—	8,149
Tax withholdings related to equity awards	(16)	(8)	—	(518)	—	(526)
Taxes related to equity award vesting	—	—	—	(2,044)	—	(2,044)
Net loss	—	—	—	—	(1,047,109)	(1,047,109)
Balance at December 31, 2015	9,544	4,772	—	504,670	(680,700)	(171,258)
Stock-based compensation	232	116	—	4,544	—	4,660
Tax withholdings related to equity awards	(41)	(20)	—	(293)	—	(313)
Common stock issued for debt conversion	176	88	—	1,551	—	1,639
Common stock issued in exchange for debt	2,771	1,385	—	12,218	—	13,603
Common stock warrants issued	—	—	15,623	—	—	15,623
Common stock warrants exercised	1,256	628	(9,951)	9,336	—	13
Stock issuance costs	—	—	—	(102)	—	(102)
Net Loss	—	—	—	—	(135,134)	(135,134)
Balance at December 31, 2016	13,938	$6,969	$5,672	$531,924	$(815,834)	$(271,269)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2015 and 2016

	2014	2015	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,111)	$(1,047,109)	$(135,134)
Adjustments to reconcile net loss to net cash provided by(used for) operating activities:
Loss on sale of oil and gas properties	—	112,085	14,315
Deferred income taxes	(24,677)	(155,249)	7,105
Dry hole costs, exploratory lease impairments and other exploration costs	19,003	70,694	84,144
Impairment of oil and gas properties	60,268	801,347	27,134
Depreciation, depletion and amortization	378,275	321,323	141,487
(Gain) loss on derivative financial instruments	(8,175)	(2,676)	5,356
Cash settlements of derivative financial instruments	9,145	1,230	2,120
Net gain on extinguishment of debt	—	(78,741)	(189,052)
Amortization of debt discount, premium and issuance costs	4,097	5,144	17,788
Interest paid in-kind	—	—	11,860
Stock-based compensation	10,697	8,149	4,660
Taxes related to equity award vesting	1,055	2,044	—
Decrease (increase) in accounts receivable	2,221	30,248	(3,651)
Decrease (increase) in other current assets	(7,366)	8,112	169
Increase (decrease) in accounts payable and accrued expenses	13,552	(46,515)	(12,029)
Net cash provided by (used for) operating activities	400,984	30,086	(23,728)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(634,787)	(264,210)	(57,424)
Proceeds from sales of oil and gas properties	—	102,485	27,855
Net cash used for investing activities	(634,787)	(161,725)	(29,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	370,750	790,000	—
Principal payments on debt	(100,000)	(465,000)	—
Payments to retire debt	—	(42,655)	(3,397)
Debt and equity issuance costs	(2,524)	(16,201)	(11,108)
Tax withholdings related to equity awards	(2,349)	(526)	(313)
Repurchases of common stock	(8,086)	—	—
Taxes related to equity award vesting	(1,055)	(2,044)	—
Common stock warrants exercised	—	—	13
Dividends paid	(23,829)	—	—
Net cash provided by (used for) financing activities	232,907	263,574	(14,805)
Net increase (decrease) in cash and cash equivalents	(896)	131,935	(68,102)
Cash and cash equivalents, beginning of the year	2,967	2,071	134,006
Cash and cash equivalents, end of the year	$2,071	$134,006	$65,904

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. and its subsidiaries are engaged in oil and natural gas exploration, development and production, and the acquisition of producing oil and natural gas properties. The Company's operations are primarily focused in Texas and Louisiana. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, "Comstock" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.  Net loss and comprehensive loss are the same in all periods presented.

On July 29, 2016, the Company effected a one for five (1:5) reverse split of its outstanding shares of common stock.  All amounts disclosed in these financial statements have been adjusted to give effect to this reverse stock split in all periods.

Management of the Company has assessed the Company's financial condition, the current capital markets and its future plans given different scenarios of oil and natural gas prices and believes the Company has adequate liquidity to fund its operations for at least 12 months from the date of issuance of these financial statements, which is the requirement to be considered a going concern under generally accepted accounting principles.  Management cannot predict how an extended period of low oil and natural gas prices will affect the Company's future operations and liquidity levels.

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

Other Current Assets

Other current assets at December 31, 2015 and 2016 consist of the following:

	As of December 31,
	2015	2016
	(In thousands)
Pipe and oil field equipment inventory	$1,198	$1,183
Other	795	641
	$1,993	$1,824

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

The following table summarizes financial assets and liabilities accounted for at fair value as of December 31, 2016:

	Carrying Value Measured at Fair Value at December 31, 2016	Level 1	Level 2
	(In thousands)
Items measured at fair value on a recurring basis:
Assets:
Cash and cash equivalents	$65,904	$65,904	$—
Liabilities:
Derivative financial instruments	$6,030	$—	$6,030

At December 31, 2016, the Company had  a liability for the fair value of its natural gas price swap agreements of $6.0 million.  The Company had an asset for the fair value of derivative financial instruments outstanding at December 31, 2015 of $1.4 million.  The change in fair value of these natural gas swaps was recognized as a gain or loss and included as a component of other income (expense).

As of December 31, 2016, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $1.1 billion.  As of December 31, 2015, the Company's fixed rate debt had a carrying value of $1.3 billion and a fair value of $428.8 million.  The fair market value of the Company's fixed rate debt was based on quoted prices as of December 31, 2016 and December 31, 2015, a Level 2 measurement.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Amortization is calculated at the field level. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Unproved oil and gas properties are periodically assessed for impairment on a property by property basis, and any impairment in value is charged to exploration expense. During 2014, 2015 and 2016, impairment charges of $0.5 million, $68.9 million and $84.1 million, respectively, were recognized in exploration expense related to certain leases that the Company no longer expects to drill on. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company periodically assesses the need for an impairment of the costs capitalized for its evaluated oil and gas properties on a property basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk-adjusted probable reserves.  Undrilled acreage is valued based on sales transactions in comparable areas.  Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for oil and natural gas prices, future oil and natural gas production, production costs, capital expenditures, and the total proved and risk-adjusted probable oil and natural gas reserves expected to be recovered.  Management's oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date.  The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.  The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year.

In 2016, the Company recognized impairments of $27.1 million on certain of its oil and gas properties, including an impairment of $20.8 million to adjust the carrying value of the Company's South Texas natural gas properties to fair value of $42.5 million when the assets were designated as held for sale in the first quarter of 2016.  The fair value of the other properties impaired in 2016 was $21.1 million.

In 2015, reductions to management's oil and natural gas price outlook resulted in impairments of $801.3 million of the Company's oil properties in South Texas and Mississippi, and certain of its natural gas properties in Texas and Louisiana.  The following table presents the fair value and impairments recorded by the Company in the third quarter and fourth quarter of 2015, as well as the average oil price per barrel and gas price per thousand cubic feet over the life of the properties and the applicable discount rates utilized in the Company's assessments:

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

 In 2014, the Company recognized an impairment of $60.3 million on certain of its oil and gas properties which had a fair value of $18.0 million.

The Company's estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and natural gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, there may be further impairments in the carrying values of these or other properties.

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

Accrued Expenses

Accrued expenses at December 31, 2015 and 2016 consist of the following:

	As of December 31,
	2015	2016
	(In thousands)
Accrued interest payable	$29,075	$22,721
Accrued drilling costs	5,306	7,498
Accrued employee compensation	107	6,292
Accrued transportation costs	2,818	2,227
Other	1,138	1,628
	$38,444	$40,366

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

The following table summarizes the changes in the Company's total estimated liability:

	2015	2016
	(In thousands)
Reserve for Future Abandonment Costs at beginning of the year	$14,900	$20,093
New wells placed on production	310	3
Changes in estimates and timing	4,927	(553)
Liabilities settled	(89)	(409)
Asset divestitures	(628)	(4,268)
Accretion expense	673	938
Reserve for Future Abandonment Costs at end of the year	$20,093	$15,804

Stock-based Compensation

The Company has stock-based employee compensation plans under which stock awards, comprised primarily of restricted stock and performance share units, are issued to employees and non-employee directors. The Company follows the fair value based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. The income tax effects of vested stock awards are recognized as an adjustment to additional paid-in capital and as a part of cash flows from financing activities.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of oil and natural gas.

Derivative Financial Instruments and Hedging Activities

The Company accounts for derivative financial instruments (including derivative instruments embedded in other contracts) as either an asset or liability measured at its fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met. The Company estimates fair value based on a discounted cash flow model. The fair value of derivative contracts that expire in less than one year are recognized as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. If the derivative is designated as a cash flow hedge, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

Major Purchasers

In 2016, the Company had four major purchasers of its oil  and natural gas production that accounted for 42%, 17%, 14% and 12% of its total oil and gas sales.  In 2015, the Company also had two major purchasers of its oil and natural gas production that represented 52% and 25% of its total oil and gas sales.  In 2014, the Company had two major purchasers of its oil and natural gas production that represented 53% and 35% of its total oil and gas sales.  The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is typically recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2015 or 2016. Sales of oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $13.2 million, $13.9 million and $12.4 million in 2014, 2015 and 2016, respectively.

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

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options and diluted earnings per share is determined with the effect of outstanding stock options that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participatory securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units ("PSUs") represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  Unexercised common stock warrants represent the right to convert the warrants into common stock at an exercise price of $0.01 per share.  The treasury stock method is used to measure the dilutive effect of unexercised common stock warrants.  The shares that would be issuable upon exercise of the conversion rights contains in the Company's convertible debt for each period are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion.

Basic and diluted earnings per share for 2014, 2015 and 2016 were determined as follows:

	2014			2015			2016
	Income (Loss)	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands except per share data)

Net Loss	$(57,111)			$(1,047,109)			$(135,134)
Income Allocable to Unvested Stock Grants	(595)			—			—
Basic and Diluted Net Loss Attributable to Common Stock	$(57,706)	9,309	$(6.20)	$(1,047,109)	9,223	$(113.53)	$(135,134)	11,729	$(11.52)

Basic and diluted per share amounts are the same for the years ended December 31, 2014, 2015, and 2016 due to the net loss reported during each of those years.

At December 31, 2014, 2015 and 2016, 241,505, 314,048 and 354,986 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2014	2015	2016
	(In thousands)
Unvested restricted stock	238	293	344

All stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period were as follows:

	2014	2015	2016
	(In thousands except per share data)

Weighted average anti-dilutive stock options	23	20	11
Weighted average exercise price per share	$164.50	$164.75	$166.10
Weighted average warrants for common stock	—	—	337
Weighted average exercise price per share	$—	$—	$0.01
Weighted average PSUs	100	136	136
Weighted average grant date fair value per unit	$99.40	$35.35	$22.17
Weighted average contingently convertible shares	—	—	11,574
Weighted average conversion price per share	$—	$—	$12.32

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the years ended December 31, 2014, 2015 and 2016, respectively, were as follows:

	2014	2015	2016
	(In thousands)
Cash payments for:
Interest	$62,812	$94,177	$105,449
Income taxes	$682	$77	$—

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company capitalized interest of $10.2 million and $0.9 million in 2014 and 2015, respectively, which reduced interest expense and increased the carrying value of its unevaluated oil and gas properties.  The Company did not capitalize interest in 2016.    The Company also paid in-kind $11.9 million of interest on its convertible notes in 2016.

Recent accounting pronouncements

In 2016, the Company adopted ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15").  Upon adoption, the Company has assessed that it meets the criteria of a going concern.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted beginning with periods after December 15, 2016 and entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently reviewing its primary oil and natural gas marketing agreements in order to assess the impact of adoption.  At this time, adopting this standard is not expected to have a material impact on the Company's financial statements because recognition of revenue is not expected to materially change under the new standard, since most of the Company's revenue will continue to be recognized as production is delivered.

However, the Company is still evaluating the ultimate impact of this accounting standard on its consolidated results of operations, financial position, cash flows and financial disclosures.  This evaluation will continue throughout 2017, and the Company is currently planning to adopt this new standard in the first quarter of 2018.  The Company has not yet determined which method of adoption it will apply for this new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02").  ASU 2016-02 requires lessees to include most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02.  ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim period thereafter.  Early adoption is permitted.  The Company is currently evaluating the new guidance and anticipates that certain operating leases that it has in place will be reflected as an asset and a liability in its consolidated balance sheet.  The Company has not yet determined which method of adoption it will apply for this new standard.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 will change how companies account for certain aspects of share-based payments, including recognizing the income tax effects of awards in the income statement when the awards vest or are settled.  ASC 2016-09 revises guidance on employers' accounting for employee's use of shares to satisfy the employer's statutory income tax withholding obligation and the treatment of forfeitures.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods thereafter. Early adoption is permitted, but all guidance must be adopted in the same period.  The Company is currently evaluating this standard but at this time it does not anticipate that adoption of this new standard will have a material impact on its financial statements.  The Company expects to use the prospective method of adoption for classification of the income tax effects of vested equity awards in its consolidated statements of operations and cash flows.

(2)  Acquisitions and Dispositions of Oil and Gas Properties

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange.  Under the exchange, the Company received 3,637 net acres in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net).  The Company exchanged 2,547 net acres in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties.  The Company recognized a gain of $0.7 million on this transaction which was included in the loss on sale of oil and gas properties for the year ended December 31, 2016.

In December 2016, the Company sold certain of its natural gas properties located in South Texas realizing net proceeds of $25.8 million.  The Company recognized a loss on the sale of these assets in 2016 totaling $13.4 million and an impairment of $20.8 million in the first quarter of 2016 to adjust the carrying value of these assets to their fair value.  The Company also sold certain other oil and gas properties during 2016 for total proceeds of $2.1 million.  The Company recognized a loss of $1.6 million on these divestitures.  In July 2015, the Company sold its Burleson County, Texas properties for proceeds of $102.5 million, recognizing a net loss on sale of $112.1 million.

Results of operations for the properties that were sold in 2015 and 2016 were as follows:

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Total oil and gas sales	$32,984	$30,169	$7,480
Total operating expenses(1)	(47,639)	(83,275)	(5,690)
Operating income (loss)	$(14,655)	$(53,106)	$1,790

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

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2015	2016
	(In thousands)
Unproved properties	$84,144	$—
Proved properties:
Leasehold costs	982,915	662,022
Wells and related equipment and facilities	3,349,307	3,135,079
Accumulated depreciation depletion and amortization	(3,389,786)	(3,009,236)
	$1,026,580	$787,865

Costs Incurred

	For the Years Ended December 31,
	2014	2015	2016
	(In thousands)
Property Acquisitions:
Unproved property acquisitions	$91,960	$12,972	$—
Proved property acquisitions	2,400	—	—
Development costs	440,848	221,265	58,587
Exploration costs	52,080	12,265	—
	$587,288	$246,502	$58,587

(4) Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2015	2016
	(In thousands)
10% Senior Secured Toggle Notes due 2020:
Principal	$—	$697,195
Discount, net of amortization	—	(11,955)
7¾% Convertible Second Lien PIK Notes due 2019:
Principal	—	268,432
Accrued interest payable in kind	—	6,645
Discount, net of amortization	—	(61,230)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	—	174,182
Accrued interest payable in kind	—	735
Discount, net of amortization	—	(38,959)
10% Senior Secured Notes due 2020:
Principal	700,000	2,805
7¾% Senior Notes due 2019:
Principal	376,090	17,959
Premium, net of amortization	3,583	118
9½% Senior Notes due 2020:
Principal	194,367	4,860
Discount, net of amortization	(5,040)	(98)
		0
Debt issuance costs, net of amortization	(19,670)	(16,183)
	$1,249,330	$1,044,506

The premium and discount on the senior notes are being amortized over the lives of the senior notes using the effective interest rate method. Issuance costs are amortized over the lives of the senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt as of December 31, 2016 by year of maturity:

	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
10% Senior Secured Toggle Notes due 2020	$—	$—	$—	$697,195	$—	$—	$697,195
7¾% Convertible Second Lien PIK Notes due 2019	$—	$—	$268,432	$—	$—	$—	$268,432
9½% Convertible Second Lien PIK Notes due 2020	—	—	—	174,182	—	—	174,182
10% Senior Secured Notes due 2020	—	—	—	2,805	—	—	2,805
7¾% Senior Notes due 2019	—	—	17,959	—	—	—	17,959
9½% Senior Notes due 2020	—	—	—	4,860	—	—	4,860
	$—	$—	$286,391	$879,042	$—	$—	$1,165,433

On September 6, 2016, Comstock completed a debt exchange with the holders of approximately 98% of its then outstanding senior notes.  Specifically, the Company issued (i) $697.2 million of new 10% Senior Secured Toggle Notes due 2020 and warrants exercisable for 1,917,342 shares of common stock, in exchange for $697.2 million of the Company's 10% Senior Secured Notes due 2020, (ii) $270.6 million of new 7¾% Convertible Second Lien PIK Notes due 2019 in exchange for $270.6 million of the Company's 7¾% Senior Notes due 2019, and (iii) $169.7 million of new 9½% Convertible Second Lien PIK Notes due 2020 in exchange for $169.7 million of the Company's 9½% Senior Notes due 2020.  Accrued and unpaid interest on notes tendered in the exchange was paid in cash.  Following the exchange, $2.8 million of the 10% Senior Secured Notes, $18.0 million of the 7¾% Senior Notes and $4.9 million of the 9½% Senior Notes remained outstanding.

The exchange of the 10% Senior Secured Notes due 2020 for the 10% Senior Secured Toggle Notes due 2020 was accounted for as a modification of debt.  Accordingly no gain or loss was recognized on the exchange.  The value of the warrants issued to the noteholders on September 6, 2016, a Level 2 measurement, is being amortized to interest expense over the life of the notes.  Transaction costs of $4.5 million related to the exchange were recognized in the year ended December 31, 2016 as a reduction to the gain on extinguishment of debt which is reported as a component of other income (loss).  The exchange of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 for the Convertible Second Lien PIK Notes was accounted for as a debt extinguishment given the substantial difference in the terms of the exchanged notes.  A gain of $106.2 million on extinguishment of debt was recognized on this exchange representing the difference between the fair market value of the new convertible notes and the carrying amount of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 that were exchanged.  Transaction costs of $6.5 million related to these exchanges have been reflected as debt issuance costs which are being amortized to interest expense over the lives of the notes.  The Company has determined the fair value of the convertible notes based upon the average trading prices for the notes subsequent to closing of the exchange.  This valuation was a Level 2 measurement.

Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15, and the notes mature on March 15, 2020.  The Company has the option to pay up to $75.0 million of accrued interest by issuing additional notes.  To the extent that interest is paid in-kind, the interest rate increases to 12¼% only for that interest payment and would result in an additional $91.9 million of notes outstanding.

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1, and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15, and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of the Company's common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into 81.2 shares of common stock for each $1,000 of principal amount of the notes following a 15 consecutive trading day period during which the daily volume weighted average price of the Company's common stock is equal to or greater than $12.32 per share.

Prior to the completion of the debt exchange, the Company retired $87.5 million in principal amount of the 7¾% Senior Notes and $19.8 million of the 9½% Senior Notes in 2016 in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash.  A gain on extinguishment of debt of $89.6 million was recognized on the retirement of the senior notes during 2016 for the difference between the market value of the stock and the net carrying value of the debt.  During 2015, the Company acquired $23.9 million in principal amount of the 7¾% Senior Notes and $105.6 million in principal amount of the 9½% Senior Notes for an aggregate purchase price of $42.7 million.  The gain of $82.4 million recognized on the purchase of the senior notes and the loss resulting from the write-off of deferred loan costs associated with the Company's prior bank credit facility of $3.7 million are included in the net gain on extinguishment of debt in 2015.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019. As of December 31, 2016, there were no borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%.  A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the revolving credit facility, to current liabilities of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed oil and natural gas reserves to the amount outstanding under the revolving credit facility of at least 2.5 to 1.0.  The Company was in compliance with these covenants as of December 31, 2016.

All of the Company's subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the other outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible notes are secured by liens on substantially all of the Company's and its subsidiaries assets.  The allocation of proceeds related to the liens on our assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible notes are also subject to the priority of the 10% Senior Secured Toggle Notes.  The liens that previously secured the 10% Senior Secured Notes that were not tendered for exchange were released and these notes are no longer secured.

(5) Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for each of the years ended December 31, 2014, 2015 and 2016 was $1.5 million.  Minimum future payments under the leases at December 31, 2016 are as follows:

(In thousands)
2017	$1,521
2018	1,560
2019	1,560
2020	1,560
2021	1,560
$7,761

As of December 31, 2016, the Company had commitments for contracted drilling rigs of $2.8 million through April 2017 and it has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2016 totaled $4.2 million.

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2015 or 2016.

(6) Stockholders' Equity

The authorized capital stock of the Company consists of 75 million shares of common stock, $0.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2015 or 2016.

The Company paid dividends to its common stockholders of $23.8 million in 2014.  The Company made open market purchases of 200,000 shares of common stock with an aggregate cost of $8.1 million in 2014.  The Company did not purchase any shares of its common stock in 2015 or 2016.

In December 2016, holders of the Company's convertible notes converted $2.1 million in principal of the notes into 176,175 shares of the Company's common stock.  In 2017 through February 24, 2017, holders of the convertible notes converted an additional $9.2 million of principal amount of the notes into 767,353 shares of common stock.

In connection with the debt exchange completed on September 6, 2016, the Company issued warrants to acquire 1,917,342 shares of common stock for $0.01 per share.  As of December 31, 2016, warrants have been exercised for 1,255,462 shares of common stock, and 661,880 of the warrants remained outstanding.

(7) Stock-based Compensation

The Company grants restricted shares of common stock and performance share units to key employees and directors as part of their compensation under the 2009 Long-term Incentive Plan. Future awards of performance share units, restricted stock grants or other equity awards are available under the stockholder approved 2009 Long-term Incentive Plan for 2,524,523 shares of common stock.

During 2014, 2015 and 2016, the Company had $10.7 million, $8.1 million and $4.7 million, respectively, in stock-based compensation expense which is included in general and administrative expenses. The income taxes associated with the vesting of equity awards included in additional paid in capital were $1.1 million and $2.0 million for the years ended December 31, 2014 and 2015, respectively. No income taxes associated with the vesting of equity awards were included in additional paid in capital in 2016.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one to three years, using the straight-line method. Total compensation expense recognized for restricted stock grants was $7.3 million, $6.0 million and $3.4 million for the years ended December 31, 2014, 2015 and 2016, respectively. The fair value of each restricted share on the date of grant is equal to the fair market price of a share of the Company's stock.

A summary of restricted stock activity for the year ended December 31, 2016 is presented below:

	Number of Restricted Shares	Weighted Average Grant Price

Outstanding at January 1, 2016	314,048	$49.57
Granted	237,187	$5.46
Vested	(191,004)	$58.80
Forfeitures	(5,245)	$32.07
Outstanding at December 31, 2016	354,986	$15.60

The per share weighted average fair value of restricted stock grants in 2014, 2015 and 2016 was $101.20, $26.70 and $5.46, respectively. Total unrecognized compensation cost related to unvested restricted stock of $2.8 million as of December 31, 2016 is expected to be recognized over a period of 1.4 years. The fair value of restricted stock which vested in 2014, 2015 and 2016 was $10.0 million, $3.7 million and $1.3 million, respectively.

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

Significant assumptions use to value PSUs in 2014, 2015 and 2016 included:

	For the Years Ended December 31,
	2014	2015	2016

Risk free interest rate	0.6%	1.1%	0.9%
Range of implied volatility:
Minimum	38%	37%	47%
Maximum	70%	65%	92%

In 2014, the Company granted 37,792 PSUs with a grant date fair value of $3.7 million, or $99.05 per unit.  In 2015, the Company granted 94,250 PSUs with a grant date fair value of $0.7 million, or $7.30 per unit.  In 2016, the Company granted 60,015 PSUs with a grant date fair value of $0.4 million, or $7.00 per unit.  The fair value of PSUs is amortized over the vesting period of one to three years, using the straight-line method. Total compensation expense recognized for PSUs was $3.4 million, $2.1 million and $1.3 million for the years ended December 31, 2014, 2015 and 2016, respectively.

A summary of PSU activity for the year ended December 31, 2016 is presented below:

	Number of PSUs	Weighted Average Grant Price

Outstanding at January 1, 2016	133,931	$45.27
Granted	60,015	$7.00
Earned	(7,540)	$21.90
Unearned or forfeited	(51,756)	$64.40
Outstanding at December 31, 2016	134,650	$22.17

The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 269,300 shares of common stock based on the achieved performance ranges from zero to two.  As of December 31, 2016, there was $1.1 million of total unrecognized expense related to PSUs, which is being amortized through December 31, 2017.

Stock Options

The Company had no employee stock options outstanding at December 31, 2016.  The following table summarizes information related to stock option activity under the Company's 2009 Long-term Incentive Plan for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price

Outstanding at January 1, 2016	11,730	$166.10
Expired	(11,730)	$166.10
Outstanding at December 31, 2016	—	$—

(8) Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were $834,000, $888,000 and $758,000 for the years ended December 31, 2014, 2015 and 2016, respectively.

(9) Income Taxes

The following is an analysis of the consolidated income tax provision (benefit):

	For the Years Ended December 31,
	2014	2015	2016
	(In thousands)
Current - Federal	$—	$—	$—
- State	(12)	804	64

Deferred - Federal	(27,652)	(149,171)	—
- State	2,975	(6,078)	7,105
	$(24,689)	$(154,445)	$7,169

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

In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The valuation allowances recognized and the related tax effect for 2014, 2015 and 2016 are as follows:

	For the Years Ended December 31,
	2014	2015	2016
	(In thousands)
Federal taxes:
Valuation allowance	$—	$775,304	$132,482
Tax effect	—	271,356	46,369

State taxes:
Valuation allowance	213,066	264,188	434,561
Tax effect	11,099	12,228	23,521

 The Company will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future periods.

The difference between the Company's customary rate of 35% and the effective tax rate on losses is due to the following:

	For the Years Ended December 31,
	2014	2015	2016
	(In thousands)
Tax benefit at statutory rate	$(28,630)	$(420,544)	$(44,788)
Tax effect of:
Nondeductible compensation	756	539	73
State taxes, net of federal tax benefit	(8,121)	(18,218)	(18,860)
Valuation allowance on deferred tax assets	11,099	283,585	69,890
Other	207	193	854
Total	$(24,689)	$(154,445)	$7,169

	For the Years Ended December 31,
	2014	2015	2016
Statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Nondeductible compensation	(0.9)	—	(0.1)
State taxes, net of federal tax benefit	9.9	1.4	14.7
Valuation allowance on deferred tax assets	(13.6)	(23.5)	(54.6)
Other	(0.2)	—	(0.6)
Effective tax rate	30.2%	12.9%	(5.6%)

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2015 and 2016 were as follows:

	2015	2016
	(In thousands)
Deferred tax assets:
Property and equipment	$58,993	$15,164
Net operating loss carryforwards	255,571	339,914
Alternative minimum tax carryforward	20,435	20,435	Alternative minimum tax carryforward
Unrealized hedging loss	—	2,110
Gain on debt exchange	—	20,194
Other	7,895	8,523
	342,894	406,340
Valuation allowance on deferred tax assets	(330,372)	(398,120)
Deferred tax assets	12,522	8,220

Deferred tax liabilities:
Property and equipment	(9,047)	(9,203)
Unrealized hedging income	(506)	—
Original issue discount	—	(4,025)
Other	(4,934)	(4,118)
Deferred tax liabilities	(14,487)	(17,346)
Net deferred tax liability	$(1,965)	$(9,126)

At December 31, 2016, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss - U.S. federal	2017 – 2036	$745,190
Net operating loss – state taxes	2020 – 2036	$1,521,847
Alternative minimum tax credits	Unlimited	$20,435

At December 31, 2016, the Company had $745.2 million in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards.  A valuation allowance has been established against all of the federal loss carryforwards and $1.4 billion of the state loss carryforwards due to the uncertainty of generating future taxable income prior to the expiration of the net operating loss carryforward periods.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period.  Such a change in ownership would result in a substantial portion of Comstock's net operating loss carryforwards being eliminated or becoming restricted, and the Company would need to recognize additional valuation allowances reflecting the restricted use of the net operating loss carryforwards in the period when such an ownership change occurred.  It is highly likely that a change in ownership that would result from conversion of the Company’s convertible notes would result in limits on the future use of its net operating loss carryforwards.

The Company's federal income tax returns for the years subsequent to December 31, 2012 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for the year ended December 31, 2008 and for various periods subsequent to December 31, 2010. A state tax return in one state jurisdiction is currently under review. The Company has evaluated the preliminary findings in this jurisdiction and believes it is more likely than not that the ultimate resolution of these matters will not have a material impact on its financial statements. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

During 2014, the Company hedged 2,438,000 barrels of its oil production at an average NYMEX West Texas Intermediate oil price of $96.56 per barrel. The Company hedged 1,800,000 MMBtus of its natural gas production in each of 2015 and 2016 at an average NYMEX Henry Hub natural gas price of $3.20 per MMBtu.

The Company had the following outstanding derivative financial instruments used for oil and natural gas price risk management:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (MMBtu)	Contract Period
December 31, 2015:
Natural Gas Swap Agreements	$3.20 per MMBtu	1,800,000	2016
December 31, 2016:
Natural Gas Swap Agreements	$3.37 per MMBtu	23,400,000	2017

In 2017, through February 24, 2017, the Company has entered into additional natural gas price swap agreements which increased the 2017 natural gas volumes hedged to 25,875,000 MMBtus at an average fixed NYMEX price at $3.38 per MMBtu.

None of the derivative contracts were designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

The Company recognized a loss of $8.2 million, a gain of $2.7 million and a loss of $5.4 million from its derivative financial instruments for the years ended December 31, 2014, 2015 and 2016, respectively.  Cash settlements received on derivative financial instruments were $9.1 million, $1.2 million and $2.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. The estimated fair value and carrying value of the Company's derivative financial instruments, was a current asset of $1.4 million as of December 31, 2015 and was a current liability of $6.0 million as of December 31, 2016.

(11) Supplementary Quarterly Financial Data (Unaudited)

	2015
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$66,522	$77,312	$61,360	$47,228	$252,422
Operating loss	$(96,928)	$(182,185)	$(596,026)	$(290,515)	$(1,165,654)
Net loss	$(78,502)	$(135,068)	$(544,996)	$(288,543)	$(1,047,109)
Loss per share:
Basic and diluted	$(8.53)	$(14.64)	$(59.05)	$(31.26)	$(113.53)

	2016
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$36,163	$40,715	$50,330	$48,498	$175,706
Operating loss	$(56,490)	$(22,706)	$(98,789)	$(5,805)	$(183,790)
Net income (loss)	$(56,577)	$4,852	$(28,476)	$(54,933)	$(135,134)
Income (loss) per share:
Basic and diluted	$(5.71)	$0.42	$(2.32)	$(4.48)	$(11.52)

Basic and diluted per share amounts are the same for each of the quarters and for the years ended where a net loss was reported.

Results of operations include the following non-routine items of income (expense), which are presented before the effect of income taxes:

	2015
	First	Second	Third	Fourth	Total
	(In thousands)
Gain (loss) on sale of oil and gas properties	$—	$(111,830)	$52	$(307)	$(112,085)
Net gain (loss) on extinguishment of debt	$(2,735)	$7,267	$51,054	$23,155	$78,741
Impairments of unproved oil and gas properties	$(40,432)	$(23,040)	$(5,090)	$(385)	$(68,947)
Impairments of proved oil and gas properties	$(403)	$(1,984)	$(544,714)	$(254,246)	$(801,347)

	2016
	First	Second	Third	Fourth	Total
	(In thousands)
Gain (loss) on sale of oil and gas properties	$740	$(1,647)	$(13,196)	$(212)	$(14,315)
Net gain (loss) on extinguishment of debt	$33,380	$56,196	$100,540	$(1,064)	$189,052
Impairments of unproved oil and gas properties	$(7,753)	$—	$(76,391)	$—	$(84,144)
Impairments of proved oil and gas properties	$(22,718)	$(1,742)	$(113)	$(2,561)	$(27,134)

(12) Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock's net quantities of oil and natural gas reserves for each of the three years in the period ended December 31, 2016:

	2014		2015		2016
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of year	21,976	452,653	20,854	495,266	9,229	569,596
Revisions of previous estimates	(2,182)	3,998	(5,096)	(41,437)	(406)	130,416
Extensions and discoveries	5,373	78,383	231	168,539	64	285,076
Sales of minerals in place	—	—	(3,671)	(5,096)	(222)	(58,942)
Production	(4,313)	(39,768)	(3,089)	(47,676)	(1,388)	(53,678)
End of year	20,854	495,266	9,229	569,596	7,277	872,468
Proved Developed Reserves:
Beginning of year	13,914	344,278	16,247	324,598	9,229	311,130
End of year	16,247	324,598	9,229	311,130	7,277	321,527

The upward revisions of previous estimates in 2016 were primarily performance-related and were attributable to the Company's well performance in the Haynesville shale as well as the expansion of the Company's future drilling plans. The downward revisions in 2015 were primarily price-related and were attributable to the decline in oil and natural gas prices from 2014.

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2015 and 2016:

	2015	2016
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$1,763,146	$2,267,877
Future Costs:
Production	(705,146)	(798,454)
Development and Abandonment	(362,874)	(502,848)
Future Income Taxes	(1,231)	(6,488)
Future Net Cash Flows	693,895	960,087
10% Discount Factor	(321,756)	(530,812)
Standardized Measure of Discounted Future Net Cash Flows	$372,139	$429,275

The standardized measure of discounted future net cash flows at the end of 2015 and 2016 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $46.88 per barrel of oil and $2.34 per Mcf of natural gas for 2015 and $37.62 per barrel of oil and $2.29 per Mcf of natural gas for 2016. Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the Company's sales point. These prices have been adjusted from posted or index prices for both location and quality differences. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
	(In thousands)
Standardized Measure, Beginning of Year	$807,217	$1,090,660	$372,139
Net change in sales price, net of production costs	5,911	(751,774)	(45,379)
Development costs incurred during the year which were previously estimated	344,590	157,390	45,648
Revisions of quantity estimates	(40,993)	(111,454)	113,583
Accretion of discount	105,400	114,427	37,251
Changes in future development and abandonment costs	(10,909)	14,901	5,315
Changes in timing and other	(19,028)	(44,439)	(38,071)
Extensions and discoveries	163,559	56,216	70,149
Sales of minerals in place	—	(43,694)	(22,449)
Sales, net of production costs	(458,254)	(163,336)	(107,253)
Net changes in income taxes	193,167	53,242	(1,658)
Standardized Measure, End of Year	$1,090,660	$372,139	$429,275