Form 10-Q
period 2017-03-31
COMSTOCK RESOURCES INC
filed 2017-05-08
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 8, 2017 was 15,372,400.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2017

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets – March 31, 2017 and December 31, 2016	4
Consolidated Statements of Operations - Three Months ended March 31, 2017 and 2016	5
Consolidated Statement of Stockholders' Deficit - Three Months ended March 31, 2017	6
Consolidated Statements of Cash Flows - Three Months ended March 31, 2017 and 2016	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	20
PART II. Other Information
Item 6. Exhibits	21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands)
ASSETS

Cash and Cash Equivalents	$30,440	$65,904
Accounts Receivable:
Oil and gas sales	18,404	19,339
Joint interest operations	6,088	3,105
Derivative Financial Instruments	1,325	—
Other Current Assets	1,462	1,824
Total current assets	57,719	90,172
Property and Equipment:
Oil and gas properties, successful efforts method	3,835,361	3,797,101
Other	19,593	19,590
Accumulated depreciation, depletion and amortization	(3,047,692)	(3,018,029)
Net property and equipment	807,262	798,662
Other Assets	1,005	1,040

	$865,986	$889,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$57,073	$45,311
Derivative Financial Instruments	—	6,030
Accrued Expenses	17,398	40,366
Total current liabilities	74,471	91,707
Long-term Debt	1,051,357	1,044,506
Deferred Income Taxes	9,561	9,126
Reserve for Future Abandonment Costs	16,013	15,804
Total liabilities	1,151,402	1,161,143
Commitments and Contingencies
Stockholders' Deficit:
Common stock — $0.50 par, 75,000,000 shares authorized, 15,283,624 and 13,937,627 shares outstanding at March 31, 2017 and December 31, 2016, respectively	7,642	6,969
Common stock warrants	4,364	5,672
Additional paid-in capital	541,343	531,924
Accumulated deficit	(838,765)	(815,834)
Total stockholders' deficit	(285,416)	(271,269)

	$865,986	$889,874

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$40,940	$25,147
Oil sales	12,861	11,016
Total oil and gas sales	53,801	36,163
Gain on sale of oil and gas properties	—	740
Total revenue	53,801	36,903

Operating expenses:
Production taxes	1,097	1,186
Gathering and transportation	4,128	4,365
Lease operating	9,889	12,960
Exploration	—	7,753
Depreciation, depletion and amortization	29,905	38,836
General and administrative	6,401	5,575
Impairment of oil and gas properties	—	22,718
Total operating expenses	51,420	93,393

Operating income (loss)	2,381	(56,490)

Other income (expenses):
Gain on extinguishment of debt	—	33,380
Gain from derivative financial instruments	7,860	656
Other income	163	281
Interest expense	(32,900)	(29,944)
Total other income (expenses)	(24,877)	4,373

Loss before income taxes	(22,496)	(52,117)
Provision for income taxes	(435)	(4,460)
Net loss	$(22,931)	$(56,577)

Net loss per share – basic and diluted	$(1.61)	$(5.71)

Weighted average shares outstanding – basic and diluted	14,225	9,902

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2017	13,938	$6,969	$5,672	$531,924	$(815,834)	$(271,269)
Stock-based compensation	394	197	—	1,068	—	1,265
Tax withholdings related to equity awards	(27)	(13)	—	(258)	—	(271)
Common stock issued for debt conversions	826	413	—	7,376	—	7,789
Common stock warrants exercised	153	76	(1,308)	1,233	—	1
Net loss	—	—	—	—	(22,931)	(22,931)

Balance at March 31, 2017	15,284	$7,642	$4,364	$541,343	$(838,765)	$(285,416)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(22,931)	$(56,577)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	359	4,446
Gain on sale of oil and gas properties	—	(740)
Exploratory lease impairments	—	7,753
Impairment of oil and gas properties	—	22,718
Depreciation, depletion and amortization	29,905	38,836
Gain on derivative financial instruments	(7,860)	(656)
Cash settlements of derivative financial instruments	505	998
Gain on extinguishment of debt	—	(33,380)
Amortization of debt discount, premium and issuance costs	5,435	1,281
Interest paid in-kind	9,240	—
Stock-based compensation	1,265	1,330
(Increase) decrease in accounts receivable	(2,048)	4,287
Decrease in other current assets	362	109
Decrease in accounts payable and accrued expenses	(11,025)	(21,444)

Net cash provided by (used for) operating activities	3,207	(31,039)
Cash Flows From Investing Activities:
Capital expenditures	(38,401)	(14,185)
Proceeds from sales of oil and gas properties	—	868

Net cash used for investing activities	(38,401)	(13,317)
Cash Flows from Financing Activities:
Common stock warrants exercised	1	—
Debt and equity issuance costs	—	(15)
Tax withholdings related to equity awards	(271)	(312)

Net cash used for financing activities	(270)	(327)

Net decrease in cash and cash equivalents	(35,464)	(44,683)
Cash and cash equivalents, beginning of period	65,904	134,006
Cash and cash equivalents, end of period	$30,440	$89,323

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of March 31, 2017, the related results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016.  Net loss and comprehensive loss are the same in all periods presented.   All adjustments are of a normal recurring nature unless otherwise disclosed. Included in interest expense for the three months ended March 31, 2017 is a reduction of $2.9 million associated with the amortization of the discount on long-term debt to correct the calculation of interest expense under the effective interest method.  This amount, which is being accounted for as correction of an accounting error, relates to the period from September 6, 2016 through December 31, 2016.  The Company believes the error is immaterial to the consolidated financial statements for the year ended December 31, 2016, the three months ended September 30, 2016 and the three months ended December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries.

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

In January 2016, the Company designated certain of its natural gas properties located in South Texas as held for sale and recognized an impairment charge of $20.8 million in the three months ended March 31, 2016 to adjust the carrying value of these assets to their estimated net realizable value. The sale of these properties was finalized in December 2016.  The Company also sold certain other oil and gas properties during the first three months of 2016 for total proceeds of $0.9 million.

Results of operations for the properties that were sold or held for sale were as follows:

Three Months Ended March 31, 2016
(In thousands)
Total oil and gas sales	$1,699
Total operating expenses(1)	(1,469)
Operating income	$230

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange.  Under the exchange, the Company received acreage in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net).  The Company exchanged acreage in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties.  The Company recognized a gain of $0.7 million on this transaction which is included in the gain on sale of oil and gas properties for the three months ended March 31, 2016.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company recognized an impairment included in exploration expense of $7.8 million in the three months ended March 31, 2016 related to leases that were expiring on certain of its unproved oil and gas properties.

The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  Accordingly, the Company recognized additional impairments of its oil and gas properties of $1.9 million for the three months ended March 31, 2016 to reduce the carrying value of certain properties to their estimated fair value.

The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk adjusted probable oil and natural gas reserves.  Undrilled acreage can also be valued based on sales transactions in comparable areas.  Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for oil and natural gas prices, production costs, capital expenditures, and future production as well as estimated proved oil and gas reserves and risk-adjusted probable oil and natural gas reserves.  Management's oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date.  The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.

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

In January 2017, the Company entered an agreement to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas with USG Properties Haynesville, LLC ("USG").  The Company will operate the wells to be drilled and will manage the drilling program and will receive a 12.5% working interest in the acreage in consideration for serving as operator, with the opportunity to acquire an additional 12.5% working interest in each well drilled by reimbursing USG for the related acreage costs of the well being drilled.    Comstock and USG continue to acquire additional acreage for the joint development venture.

Accrued Expenses

Accrued expenses at March 31, 2017 and December 31, 2016 consist of the following:

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Accrued drilling costs	$7,393	$7,498
Accrued interest payable	4,090	22,721
Accrued transportation costs	2,577	2,227
Accrued employee compensation	1,280	6,292
Accrued ad valorem taxes	900	—
Other	1,158	1,628
	$17,398	$40,366

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Future abandonment costs — beginning of period	$15,804	$20,093
Accretion expense	220	274
New wells placed on production	1	1
Liabilities settled and assets disposed of	(12)	(335)
Assets held for sale	—	(3,933)
Future abandonment costs — end of period	$16,013	$16,100

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

The Company had the following outstanding derivative financial instruments used for oil and natural gas price risk management at March 31, 2017:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (MMBtu)	Contract Period

Natural Gas Swap Agreements	$3.38 per MMBtu	28,125,000	April 2017 – March 2018

None of the Company's derivative contracts were designated as cash flow hedges. The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized a gain of $7.9 million and $0.7 million related to the change in fair value of its natural gas swap agreements during the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company recognized $1.3 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors in each of the three months ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, the Company granted 393,938 shares of restricted stock with a grant date fair value of $4.7 million, or $11.88 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of March 31, 2017, Comstock had 617,934 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $11.74 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $6.6 million as of March 31, 2017 is expected to be recognized over a period of 2.3 years.

During the three months ended March 31, 2017, the Company granted 241,814 PSUs with a grant date fair value of $4.4 million, or $18.17 per unit, to its employees. As of March 31, 2017, Comstock had 313,248 PSUs outstanding at a weighted average grant date fair value of $17.12 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 626,496 shares of common stock. Total unrecognized compensation cost related to these grants of $5.1 million as of March 31, 2017 is expected to be recognized over a period of 2.6 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first three months of 2017 related to valuation allowances on state net operating loss carryforwards.  The deferred income tax provision for the first three months of 2016 related to an increase in the Company's deferred income tax liability resulting from certain state tax law changes enacted during the period. In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The following is an analysis of consolidated income tax expense:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Current - State	$76	$14
- Federal	—	—

Deferred - State	359	4,446
- Federal	—	—
	$435	$4,460

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

	Three Months Ended March 31,
	2017	2016
Tax at statutory rate	35.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(38.7)	(45.4)
State income taxes net of federal benefit	4.2	2.1
Other	(2.4)	(0.3)
Effective tax rate	(1.9%)	(8.6%)

The Company's federal income tax returns for the years subsequent to December 31, 2012, remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2011. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of the Company's net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership that would result from the future conversion of the Company's convertible notes would result in limits on the future use of its net operating loss carryforwards.

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

The following table summarizes financial assets and liabilities accounted for at fair value as of March 31, 2017:

	Carrying Value Measured at Fair Value at March 31, 2017	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$30,440	$30,440	$—
Derivative financial instruments	1,325	—	1,325
Total assets	$31,765	$30,440	$1,325

As of March 31, 2017, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $1.1 billion.  The fair market value of the Company's fixed rate debt was based on quoted prices as of March 31, 2017, a Level 2 measurement.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive securities and diluted earnings per share is determined with the effect of any outstanding securities that are potentially dilutive. Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. Common stock warrants represent the right to convert the warrants into common stock at an exercise price of

$0.01 per share.  The treasury stock method is used to measure the dilutive effect of outstanding PSUs and common stock warrants.  The shares that would be issuable upon exercise of the conversion rights contained in the Company's convertible debt for each period are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion.

Basic and diluted loss per share for the three months ended March 31, 2017 and 2016 were determined as follows:

	Three Months Ended March 31,
	2017			2016
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and Diluted net loss attributable to common stock	$(22,931)	14,225	$(1.61)	$(56,577)	9,902	$(5.71)

At March 31, 2017 and December 31, 2016, 617,934 and 354,986 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
	(In thousands)
Unvested restricted stock	503	314

For the three months ended March 31, 2017 and 2016, all stock options, unvested PSUs, common stock warrants and contingently issuable shares related to the convertible debt were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in all periods presented due to the net loss in those periods.  Options to purchase common stock, warrants exercisable into common stock, PSUs that were outstanding and contingently issuable shares related to the convertible debt that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands except per share/unit data)
Weighted average anti-dilutive stock options	—	12
Weighted average exercise price per share	—	$166.10

Weighted average warrants for common stock	590	—
Weighted average exercise price per share	$0.01	—

Weighted average PSUs	233	135
Weighted average grant date fair value per unit	$17.12	$22.10

Weighted average contingently convertible shares	36,409	—
Weighted average conversion price per share	$12.32	—

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the three months ended March 31, 2017 and 2016, respectively, were as follows:

	2017	2016
	(In thousands)
Interest payments	$36,856	$36,167
Income tax payments	$3	$1

 Interest of $9.2 million related to its convertible notes was paid in-kind during the three months ended March 31, 2017.

Recent Accounting Pronouncements

On January 1, 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The adoption of this new standard did not have a material impact on the Company's financial statements.  The Company is accounting for forfeitures in compensation cost as they occur, and it is applying the prospective transition method for presentation of the income tax effects of vested equity awards in its consolidated statements of cash flows.

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

(2) LONG-TERM DEBT –

At March 31, 2017, long-term debt was comprised of the following:

(In thousands)

10% Senior Secured Toggle Notes due 2020:
Principal	$697,195
Discount, net of amortization	(11,515)
7¾% Convertible Second Lien PIK Notes due 2019:
Principal	262,204
Accrued interest payable in kind	11,628
Discount, net of amortization	(56,596)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	170,482
Accrued interest payable in kind	4,748
Discount, net of amortization	(37,718)
10% Senior Notes due 2020:
Principal	2,805
7¾% Senior Notes due 2019:
Principal	17,959
Premium, net of amortization	105
9½% Senior Notes due 2020:
Principal	4,860
Discount, net of amortization	(91)
Debt issuance costs, net of amortization	(14,709)
$1,051,357

Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  The Company has the option to pay up to $75.0 million of accrued interest by issuing additional notes. To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in an additional $91.9 million of notes outstanding.

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of the Company's common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of the Company's common stock is equal to or greater than $12.32 per share.  $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,080 shares of common stock during the three months ended March 31, 2017.

During the three months ended March 31, 2016, the Company exchanged $40.0 million in principal amount of the 2019 Notes for the issuance of 922,931 shares of common stock.  A gain of $33.4 million recognized on the exchange of the 2019 Notes is included in the net gain on extinguishment of debt for the difference between the market value of the stock on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019. As of March 31, 2017, the Company did not have any borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of March 31, 2017.

All of the Company's subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the other outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible notes are secured by liens on substantially all of the assets of the Company and its subsidiaries.  The allocation of proceeds related to the liens on the Company's assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible notes are also subject to the priority of the 10% Senior Secured Toggle Notes.

(3) STOCKHOLDERS' EQUITY –

At March 31, 2017 the Company had warrants outstanding to purchase 509,138 shares of common stock at $0.01 per share.  Warrants for 152,742 shares of common stock were exercised during the three months ended March 31, 2017.  Subsequent to March 31, 2017, an additional 93,776 in warrants were exercised.

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2017 totaled $3.8 million.  As of March 31, 2017, the Company had commitments for contracted drilling services through April 2018 of $10.8 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2016.

Results of Operations

	Three Months Ended March 31,
	2017	2016
Net Production Data:
Natural gas (Mmcf)	13,999	13,825
Oil (Mbbls)	265	417
Natural gas equivalent (Mmcfe)	15,587	16,325
Revenues:
Natural gas sales	$40,940	$25,147
Oil sales	12,861	11,016
Total oil and gas sales	$53,801	$36,163
Expenses:
Production taxes	$1,097	$1,186
Gathering and transportation	4,128	4,365
Lease operating(1)	9,889	12,960
Exploration expense	—	7,753
Depreciation, depletion and amortization	29,905	38,836
Average Sales Price:
Natural gas (per Mcf)	$2.92	$1.82
Oil (per Bbl)	$48.60	$26.44
Average equivalent (Mcfe)	$3.45	$2.22
Expenses ($ per Mcfe):
Production taxes	$0.07	$0.07
Gathering and transportation	$0.26	$0.27
Lease operating(1)	$0.64	$0.79
Depreciation, depletion and amortization(2)	$1.90	$2.36

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales grew 49% in the first quarter of 2017 to $53.8 million from $36.2 million in the first quarter of 2016, primarily due to the increase in our natural gas production driven by our Haynesville shale drilling program and higher oil and natural gas prices. Natural gas sales in the first quarter increased 63% to $40.9 million due to higher natural gas prices and higher production.  Our natural gas production increased by 1% and our realized natural gas price increased by 60% as compared to the first quarter of 2016.  Oil sales in the first quarter of 2017 increased by 17% to $12.9 million from the first quarter of 2016 due to higher oil prices, offset in part by a 36% decrease in our oil production.  Oil prices in the first quarter of 2017 improved by 84% from the first quarter of 2016.  The decline in oil production is attributable to the lack of drilling activity in our Eagle Ford shale properties in South Texas.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments were $7.9 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2017	2016
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.92	$1.82
Cash settlements of derivative financial instruments, per Mcf	0.04	0.07
Price per Mcf, including cash settlements of derivative financial instruments	$2.96	$1.89

Costs and Expenses —

Our production taxes decreased $0.1 million to $1.1 million for the first quarter of 2017 from $1.2 million in the first quarter of 2016. The decrease is mainly due to our divestiture of certain oil and natural gas properties in 2016.

Gathering and transportation costs for the first quarter of 2017 decreased $0.3 million to $4.1 million as compared to $4.4 million in the first quarter of 2016. Our gathering and transportation costs have decreased due to the renegotiation of certain of our Haynesville shale gathering contracts at lower rates.

Our lease operating expense of $9.9 million for the first quarter of 2017 decreased $3.1 million (24%) from lease operating expense of $13.0 million for the first quarter of 2016. This decrease primarily reflects lower costs associated with our Haynesville shale properties as well as the divestiture of high lifting cost properties in 2016.  Our lease operating expense of $0.64 per Mcfe produced for the three months ended March 31, 2017 was $0.15 per Mcfe lower than the lease operating expense of $0.79 per Mcfe for the same period in 2016.

Exploration costs of $7.8 million in the three months ended March 31, 2016, related to the impairments of certain unevaluated leases.

Depreciation, depletion and amortization ("DD&A") decreased $8.9 million (23%) to $29.9 million in the first quarter of 2017 from $38.8 million in the first quarter of 2016. Our DD&A per equivalent Mcf produced improved by $0.46 (19%) to $1.90 for the three months ended March 31, 2017 from $2.36 for the three months ended March 31, 2016. The lower rates in 2017 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $6.4 million for the first quarter of 2017 from $5.6 million in the first quarter of 2016. Included in general and administrative expenses are stock-based compensation of $1.3 million in both the three months ended March 31, 2017 and 2016, respectively.  The increase in 2017 primarily relates to higher compensation costs for our employees.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  We recognized impairment charges of $1.9 million on our oil and gas properties during the three months ended March 31, 2016. Also included in impairments for the three months ended March 31, 2016 is an impairment of $20.8 million which reduced the carrying value of our South Texas natural gas properties classified as assets held for sale.  The gain on sale of oil and gas properties of $0.7 million for the three months ended March 31, 2016 related to an asset exchange transaction.

Interest expense increased $3.0 million to $32.9 million for the first quarter of 2017 from interest expense of $29.9 million in the first quarter of 2016. The increase in interest expense for the three months ended March 31, 2017 mainly reflects the amortization of the debt discounts recognized as a result of the gain recognized on debt exchange that we completed in September 2016 of $4.1 million and the amortization of costs incurred on the exchange of $1.3 million, which were partially offset by lower interest expense of $2.4 million as a result of the reduction in the principal amount of our debt outstanding due to our debt reduction program in 2016.

During the three months ended March 31, 2016, we recognized a net gain on extinguishment of debt of $33.4 million related to the retirement of $40.0 million of principal of our unsecured notes in the three months ended March 31, 2016.

Income taxes for the three months ended March 31, 2017 were a provision of $0.4 million as compared to $4.5 million for the three months ended March 31, 2016. Our effective tax rate for the three months ended March 31, 2017 was a provision of 1.9% as compared to 8.6% for the three months ended March 31, 2016. The effective rate for the first three months of 2017 primarily reflects valuation allowances against our federal and state net operating loss carryforwards.  During the first quarter of 2016, Louisiana changed its tax laws with respect to the utilization of net operating losses. As a result of this tax law change we increased our deferred income tax liability related to state income taxes by $4.5 million.  No benefit for income taxes was reflected on the loss in the first three months of 2016 due to the increase to our valuation allowances related to federal and certain state net operating losses.

We reported a net loss of $22.9 million, or $1.61 per share, for the three months ended March 31, 2017 as compared to a net loss of $56.6 million, or $5.71 per share, for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2017 was primarily due to our interest expense, which includes the higher non-cash interest expense recognized in 2017 related to the amortization of discounts and costs recognized on our senior notes exchange.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2017, our primary source of funds was operating cash flow and cash on hand. Cash provided from operating activities for the three months ended March 31, 2017 was $3.2 million as compared to cash used for operating activities of $31.0 million for the first three months of 2016.  This increase in operating cash flow is due to higher oil and gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2017, we incurred capital expenditures of $38.3 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Exploration and development:
Development leasehold	$735	$132
Development drilling	35,680	7,109
Other development	1,878	1,638
Total capital expenditures	$38,293	$8,879

We expect to fund our ongoing development and exploration activities with future operating cash flow and from cash on hand. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2017, we have three drilling rigs under contract through April 2018 at a cost of $10.8 million and commitments of $3.8 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2022.

Through March 31, 2017, we drilled and completed three (2.5 net) successful horizontal Haynesville shale wells.  We are planning to drill an additional 19 (14.5 net) additional wells in 2017. Capital expenditures for the remaining nine months of 2017 are estimated at $129.2 million. We may reduce the number of wells we drill this year depending upon the natural gas prices that we realize.

At March 31, 2017 we have $697.2 million of 10% Senior Secured Toggle Notes due 2020, $262.2 million of 7¾% Convertible Second Lien PIK Notes due 2019 and $170.5 million of 9½% Convertible Second Lien PIK Notes due 2020.  We also have $25.6 million of unsecured notes outstanding due in 2019 and 2020. Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  We have the option to pay up to $75.0 million of accrued interest by issuing additional notes.  To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in an additional $91.9 million of notes outstanding.  Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share. $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,080 shares of common stock during the three months ended March 31, 2017.

During the three months ended March 31, 2016, we exchanged $40.0 million in principal amount of the 2019 Notes for the issuance of 922,931 shares of common stock.  A gain of $33.4 million recognized on the exchange of the 2019 Notes is included in the net gain on extinguishment of debt for the difference between the market value of the stock on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019.  As of March 31, 2017, there were no borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of March 31, 2017.

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

Federal Taxation

Future use of our net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership that would result from the future conversion of our convertible notes would result in limits on the future use of our net operating loss carryforwards.

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

As of March 31, 2017, we have entered into natural gas price swap agreements to hedge approximately 28.1 billion cubic feet of our 2017 and 2018 production at an average price of $3.38 per Mcf.  None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2017 would be $5.5 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended March 31, 2017 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $0.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.3 million.

Interest Rates

At March 31, 2017, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, our second lien notes of $262.2 million bear interest at a fixed rate of 7¾% and our second lien notes of $170.5 million bear interest at a fixed rate of 9½%.  At our option, up to $75.0 million of the interest on the first lien debt is payable in-kind.  All of the interest on the second lien debt is payable in kind.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of March 31, 2017 was $1.1 billion based on the market price of approximately 95% of the face amount of such debt.  At March 31, 2017, we did not have any borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: May 8, 2017	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 8, 2017	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)