Form 10-Q
period 2017-06-30
COMSTOCK RESOURCES INC
filed 2017-08-07
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 7, 2017 was 15,478,775.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2017

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets – June 30, 2017 and December 31, 2016	4
Consolidated Statements of Operations - Three Months and Six Months ended June 30, 2017 and 2016	5
Consolidated Statement of Stockholders' Deficit - Six Months ended June 30, 2017	6
Consolidated Statements of Cash Flows - Six Months ended June 30, 2017 and 2016	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	21
PART II. Other Information
Item 6. Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands)
ASSETS

Cash and Cash Equivalents	$35,321	$65,904
Accounts Receivable:
Oil and gas sales	22,547	19,339
Joint interest operations	9,554	3,105
Derivative Financial Instruments	5,229	—
Other Current Assets	2,732	1,824
Total current assets	75,383	90,172
Property and Equipment:
Oil and gas properties, successful efforts method	3,883,681	3,797,101
Other	19,598	19,590
Accumulated depreciation, depletion and amortization	(3,077,800)	(3,018,029)
Net property and equipment	825,479	798,662
Other Assets	969	1,040

	$901,831	$889,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$72,455	$45,311
Derivative Financial Instruments	—	6,030
Accrued Expenses	38,163	40,366
Total current liabilities	110,618	91,707
Long-term Debt	1,070,240	1,044,506
Deferred Income Taxes	10,077	9,126
Reserve for Future Abandonment Costs	16,203	15,804
Total liabilities	1,207,138	1,161,143
Commitments and Contingencies
Stockholders' Deficit:
Common stock — $0.50 par, 75,000,000 shares authorized, 15,478,775 and 13,937,627 shares outstanding at June 30, 2017 and December 31, 2016, respectively	7,739	6,969
Common stock warrants	3,557	5,672
Additional paid-in capital	543,604	531,924
Accumulated deficit	(860,207)	(815,834)
Total stockholders' deficit	(305,307)	(271,269)

	$901,831	$889,874

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:	(In thousands, except per share amounts)
Natural gas sales	$50,437	$25,727	$91,377	$50,874
Oil sales	11,034	14,988	23,895	26,004
Total oil and gas sales	61,471	40,715	115,272	76,878

Operating expenses:
Production taxes	1,143	1,327	2,240	2,513
Gathering and transportation	3,545	4,025	7,673	8,390
Lease operating	9,433	12,988	19,322	25,948
Exploration	—	—	—	7,753
Depreciation, depletion and amortization	30,321	36,029	60,226	74,865
General and administrative	6,559	5,663	12,960	11,238
Impairment of oil and gas properties	—	1,742	—	24,460
Net loss on sale of oil and gas properties	—	1,647	—	907
Total operating expenses	51,001	63,421	102,421	156,074

Operating income (loss)	10,470	(22,706)	12,851	(79,196)

Other income (expenses):
Gain on extinguishment of debt	—	56,196	—	89,576
Gain from derivative financial instruments	5,295	18	13,155	674
Other income	65	314	228	595
Interest expense	(36,755)	(28,882)	(69,655)	(58,826)
Total other income (expenses)	(31,395)	27,646	(56,272)	32,019

Income (loss) before income taxes	(20,925)	4,940	(43,421)	(47,177)
Provision for income taxes	(517)	(88)	(952)	(4,548)
Net income (loss)	$(21,442)	$4,852	$(44,373)	$(51,725)

Net income (loss) per share – basic and diluted	$(1.45)	$0.41	$(3.06)	$(4.82)

Weighted average shares outstanding – basic and diluted	14,749	11,557	14,488	10,729

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2017	13,938	$6,969	$5,672	$531,924	$(815,834)	$(271,269)
Stock-based compensation	495	248	—	2,567	—	2,815
Tax withholdings related to equity awards	(27)	(13)	—	(258)	—	(271)
Common stock issued for debt conversions	826	412	—	7,377	—	7,789
Common stock warrants exercised	247	123	(2,115)	1,994	—	2
Net loss	—	—	—	—	(44,373)	(44,373)

Balance at June 30, 2017	15,479	$7,739	$3,557	$543,604	$(860,207)	$(305,307)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(44,373)	$(51,725)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred income taxes	855	4,519
Net loss on sale of oil and gas properties	—	907
Exploratory lease impairments	—	7,753
Impairment of oil and gas properties	—	24,460
Depreciation, depletion and amortization	60,226	74,865
Gain on derivative financial instruments	(13,155)	(674)
Cash settlements of derivative financial instruments	1,896	2,120
Gain on extinguishment of debt	—	(89,576)
Amortization of debt discount, premium and issuance costs	15,000	2,533
Interest paid in-kind	18,594	—
Stock-based compensation	2,815	2,493
Decrease (increase) in accounts receivable	(9,657)	331
Increase in other current assets	(908)	(346)
Increase (decrease) in accounts payable and accrued expenses	24,222	(8,864)

Net cash provided by (used for) operating activities	55,515	(31,204)
Cash Flows From Investing Activities:
Capital expenditures	(85,829)	(33,654)
Proceeds from sales of oil and gas properties	—	2,067

Net cash used for investing activities	(85,829)	(31,587)
Cash Flows from Financing Activities:
Payments to retire debt	—	(3,397)
Common stock warrants exercised	2	—
Debt and equity issuance costs	—	(93)
Tax withholdings related to equity awards	(271)	(313)

Net cash used for financing activities	(269)	(3,803)

Net decrease in cash and cash equivalents	(30,583)	(66,594)
Cash and cash equivalents, beginning of period	65,904	134,006
Cash and cash equivalents, end of period	$35,321	$67,412

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES —

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and subsidiaries ("Comstock" or the "Company") as of June 30, 2017, the related results of operations for the three months and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016.  Net loss and comprehensive loss are the same in all periods presented.   All adjustments are of a normal recurring nature unless otherwise disclosed. Included in the operating results for the six months ended June 30, 2017 is an adjustment reducing interest expense by $2.9 million recorded in the first quarter of 2017 related to the amortization of the discount on long-term debt to correct the calculation of interest expense under the effective interest method.  This amount, which is being accounted for as correction of an accounting error, relates to the period from September 6, 2016 through December 31, 2016.  The Company believes the error is immaterial to the consolidated financial statements for the year ended December 31, 2016, the three months ended September 30, 2016 and the three months ended December 31, 2016.

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

The results of operations for the three months and six months ended June 30, 2017 are not necessarily an indication of the results expected for the full year.

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

In January 2017, the Company entered an agreement to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas with USG Properties Haynesville, LLC ("USG").  As of June 30, 2017, USG has acquired 6,382 net acres prospective for Haynesville shale development for the joint development program.  The Company operates wells drilled on USG's acreage and has the right to acquire a 25% working interest in the acreage by reimbursing USG for the attributable acreage costs of the wells being drilled.    Comstock received $80,000 for each well drilled as consideration for the Company's services managing the drilling program in addition to customary operating fees.  Comstock and USG plan to continue to acquire additional acreage for the joint development venture.

In January 2016, the Company designated certain of its natural gas properties located in South Texas as held for sale and recognized an impairment charge of $20.8 million in the six months ended June 30, 2016 to adjust the carrying value of these assets to their estimated net realizable value. The sale of these properties was completed in December 2016.

In January 2016, the Company exchanged certain oil and gas properties with another operator in a non-monetary exchange.  Under the exchange, the Company received acreage in DeSoto Parish, Louisiana, prospective for the Haynesville shale, including four producing wells (3.5 net).  The Company exchanged acreage in Atascosa County, Texas, including seven producing wells (5.3 net) for the Haynesville shale properties.  The Company recognized a gain of $0.7 million on this transaction which is included in the loss on sale of oil and gas properties for the six months ended June 30, 2016. The Company also sold certain other oil and gas properties during the first six months of 2016 for total proceeds of $2.1 million. The Company recognized a loss of $1.6 million on these divestitures.

Results of operations for the properties that were sold or held for sale were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(In thousands)
Total oil and gas sales	1,728	3,528
Total operating expenses(1)	(1,712)	(3,399)
Operating income	$16	$129

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis. The Company recognized an impairment included in exploration expense of $7.8 million in the six months ended June 30, 2016 related to leases that were expiring on certain of its unproved oil and gas properties.

The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  Accordingly, the Company recognized additional impairments of its oil and gas properties of $1.7 million and $3.7 million for the three months and six months ended June 30, 2016, respectively, to reduce the carrying value of certain properties to their estimated fair value.

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

Accrued Expenses

Accrued expenses at June 30, 2017 and December 31, 2016 consist of the following:

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Accrued drilling costs	$8,313	$7,498
Accrued interest payable	20,938	22,721
Accrued transportation costs	2,785	2,227
Accrued employee compensation	2,561	6,292
Accrued ad valorem taxes	1,800	—
Other	1,766	1,628
	$38,163	$40,366

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Future abandonment costs — beginning of period	$15,804	$20,093
Accretion expense	431	496
New wells placed on production	4	2
Assets held for sale	—	(3,442)
Liabilities settled and assets disposed of	(36)	(1,177)
Future abandonment costs — end of period	$16,203	$15,972

Derivative Financial Instruments and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices and interest rates. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference.  Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums.  The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity and counterparty.

The Company had the following outstanding derivative financial instruments used for oil and natural gas price risk management at June 30, 2017:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (MMBtu)	Contract Period

Natural Gas Swap Agreements	$3.38 per MMBtu	20,745,000	July 2017 – March 2018

None of the Company's derivative contracts were designated as cash flow hedges. The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized gains of $5.3 million and $18 thousand in the three months ended June 30, 2017 and 2016, respectively, and $13.2 million and $0.7 million in the six months ended June 30, 2017 and 2016, respectively, related to the change in fair value of its natural gas swap agreements.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company recognized $1.5 million and $1.2 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors in the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized $2.8 million and $2.5 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the six months ended June 30, 2017, the Company granted 500,002 shares of restricted stock with a grant date fair value of $5.6 million, or $11.11 per share, to its employees and directors. The fair value of each restricted share on the date of grant was equal to its market price. As of June 30, 2017, Comstock had 688,998 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $11.50 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $6.5 million as of June 30, 2017 is expected to be recognized over a period of 2.0 years.

During the six months ended June 30, 2017, the Company granted 241,814 PSUs with a grant date fair value of $4.4 million, or $18.17 per unit, to its employees. As of June 30, 2017, Comstock had 313,248 PSUs outstanding at a weighted average grant date fair value of $17.12 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 626,496 shares of common stock. Total unrecognized compensation cost related to these grants of $4.6 million as of June 30, 2017 is expected to be recognized over a period of 2.4 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first three months and six months of 2017 related to adjustments to the valuation allowances on state net operating loss carryforwards.  The deferred income tax provision for the first three months and six months of 2016 related to an increase in the Company's deferred income tax liability resulting from certain state tax law changes enacted during the period. In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The following is an analysis of consolidated income tax expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Current - State	$21	$15	$97	$29
- Federal	—	—	—	—

Deferred - State	496	73	855	4,519
- Federal	—	—	—	—
	$517	$88	$952	$4,548

The difference between the Company's effective tax rate and the 35% federal statutory rate is caused by valuation allowances on deferred taxes and state taxes. The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses. The difference between the federal statutory rate of 35% and the effective tax rate on the income (loss) before income taxes is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Tax at statutory rate	35.0%	35.0%	35.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(42.1)	(22.1)	(40.1)	(48.5)
State income taxes, net of federal benefit	5.0	(11.8)	4.3	4.2
Other	(0.4)	0.7	(1.4)	(0.3)
Effective tax rate	(2.5)%	1.8%	(2.2)%	(9.6)%

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

The following table summarizes financial assets accounted for at fair value as of June 30, 2017:

	Carrying Value Measured at Fair Value at June 30, 2017	Level 1	Level 2
	(In thousands)
Assets measured at fair value on a recurring basis:
Cash and cash equivalents held in bank accounts	$35,321	$35,321	$—
Derivative financial instruments	5,229	—	5,229
Total assets	$40,550	$35,321	$5,229

As of June 30, 2017, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $1.1 billion.  The fair market value of the Company's fixed rate debt was based on quoted prices as of June 30, 2017, a Level 2 measurement.

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

Basic and diluted loss per share for the three months and six months ended June 30, 2017 and 2016 were determined as follows:

	Three Months Ended June 30,
	2017			2016
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)

Net income (loss)	$(21,442)			$4,852
Income allocable to unvested stock grants	—			(143)
Basic and diluted net income (loss) attributable to common stock	$(21,442)	14,749	$(1.45)	$4,709	11,557	$0.41

	Six Months Ended June 30,
	2017			2016
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(44,373)	14,488	$(3.06)	$(51,725)	10,729	$(4.82)

At June 30, 2017 and December 31, 2016, 688,998 and 354,986 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding during the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Unvested restricted stock	659	350	582	332

For the three months ended June 30, 2017 and 2016, all stock options, unvested PSUs, common stock warrants and contingently issuable shares related to the convertible debt were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share in all periods presented due to the net loss in those periods.  Options to purchase common stock, warrants exercisable into common stock, PSUs that were outstanding and contingently issuable shares related to the convertible debt that were excluded as anti-dilutive from the determination of diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands except per share/unit data)
Weighted average stock options	—	12	—	12
Weighted average exercise price per share	$—	$166.10	$—	$166.10

Weighted average warrants for common stock	433	—	511	—
Weighted average exercise price per share	$0.01	$—	$0.01	$—

Weighted average PSUs	313	135	273	138
Weighted average grant date fair value per unit	$17.12	$22.10	$17.12	$22.10

Weighted average contingently convertible shares	36,181	—	36,331	—
Weighted average conversion price per share	$12.32	$—	$12.32	$—

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the six months ended June 30, 2017 and 2016, respectively, were as follows:

	Six Months Ended June 30
	2017	2016
	(In thousands)
Interest payments	$37,846	$58,476
Income tax payments	$3	$—

 Interest of $18.6 million related to the Company's convertible notes was paid in-kind during the six months ended June 30, 2017.

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

(2) LONG-TERM DEBT –

At June 30, 2017, long-term debt was comprised of the following:

(In thousands)

10% Senior Secured Toggle Notes due 2020:
Principal	$697,195
Discount, net of amortization	(10,673)
7¾% Convertible Second Lien PIK Notes due 2019:
Principal	273,832
Accrued interest payable in kind	5,276
Discount, net of amortization	(50,999)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	178,580
Accrued interest payable in kind	728
Discount, net of amortization	(35,963)
10% Senior Notes due 2020:
Principal	2,805
7¾% Senior Notes due 2019:
Principal	17,959
Premium, net of amortization	92
9½% Senior Notes due 2020:
Principal	4,860
Discount, net of amortization	(84)
Debt issuance costs, net of amortization	(13,368)
$1,070,240

Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  The Company has the option to pay up to $75.0 million of accrued interest by issuing additional notes. To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in up to an additional $91.9 million of notes outstanding.

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of the Company's common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of the Company's common stock is equal to or greater than $12.32 per share.  $9.9 million of principal amount of the convertible notes plus accrued interest thereon were converted into 826,327 shares of common stock during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company retired $87.5 million in principal amount of the 2019 Notes and $19.8 million of the 2020 Notes in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash.  A gain of $89.6 million was recognized on the exchanges and purchases of the 2019 Notes and the 2020 Notes during the six months ended June 30, 2016.  The gain is included in the net gain on extinguishment of debt for the difference between the market value of the stock on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019. As of June 30, 2017, the Company did not have any borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of June 30, 2017.

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

(3) STOCKHOLDERS' EQUITY –

At June 30, 2017 the Company had warrants outstanding to purchase 415,087 shares of common stock at an exercise price of $0.01 per share.  Warrants for 246,793 shares of common stock were exercised during the six months ended June 30, 2017, respectively.

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2017 totaled $3.3 million.  As of June 30, 2017, the Company had commitments for contracted drilling services through April 2018 of $9.9 million.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	17,321	13,519	31,320	27,344
Oil (Mbbls)	243	355	508	772
Natural gas equivalent (Mmcfe)	18,781	15,649	34,368	31,974
Revenues:
Natural gas sales	$50,437	$25,727	$91,377	$50,874
Oil sales	11,034	14,988	23,895	26,004
Total oil and gas sales	$61,471	$40,715	$115,272	$76,878
Expenses:
Production taxes	$1,143	$1,327	$2,240	$2,513
Gathering and transportation	3,545	4,025	7,673	8,390
Lease operating(1)	9,433	12,988	19,322	25,948
Exploration expense	—	—	—	7,753
Depreciation, depletion and amortization	30,321	36,029	60,226	74,865
Average Sales Price:
Natural gas (per Mcf)	$2.91	$1.90	$2.92	$1.86
Oil (per Bbl)	$45.34	$42.21	$47.04	$33.69
Average equivalent (Mcfe)	$3.27	$2.60	$3.35	$2.40
Expenses ($ per Mcfe):
Production taxes	$0.06	$0.08	$0.07	$0.08
Gathering and transportation	$0.19	$0.26	$0.22	$0.26
Lease operating(1)	$0.50	$0.83	$0.56	$0.81
Depreciation, depletion and amortization(2)	$1.60	$2.28	$1.74	$2.32

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales grew 51% in the second quarter of 2017 to $61.5 million from $40.7 million in the second quarter of 2016, primarily due to the increase in our natural gas production driven by our Haynesville shale drilling program and higher oil and natural gas prices. Natural gas sales in the second quarter increased 96% to $50.4 million due to higher natural gas prices and production growth.  Our natural gas production increased by 28% and our realized natural gas price increased by 53% as compared to the second quarter of 2016.  Oil sales in the second quarter of 2017 decreased by 26% to $11.0 million from the second quarter of

2016 due to a 32% decrease in our oil production which was offset in part by a 7% increase in oil prices.  The decline in oil production is attributable to the lack of drilling activity in our Eagle Ford shale properties in South Texas.

In the first six months of 2017, our oil and natural gas sales increased by $38.4 million (50%) to $115.3 million from $76.9 million in the first six months of 2016. Natural gas sales in the first six months of 2017 increased by $40.5 million (80%) from 2016 while oil sales decreased by $2.1 million (8%) from 2016. Our natural gas production increased by 15% from 2016 and our realized natural gas price increased by 57%. The decrease in oil sales is attributable to the 34% decline in our production which was partially offset by the 40% increase in realized oil prices.

We utilize oil and natural gas price swaps to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments were $5.3 million and $18,000 for the three months ended June 30, 2017 and 2016, respectively, and $13.2 million and $0.7 million for the six months ended June 30, 2017 and 2016, respectively.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.91	$1.90	$2.92	$1.86
Cash settlements of derivative financial instruments, per Mcf	0.08	0.09	0.06	0.08
Price per Mcf, including cash settlements of derivative financial instruments	$2.99	$1.99	$2.98	$1.94

Costs and Expenses —

Our production taxes decreased $0.2 million to $1.1 million for the first quarter of 2017 from $1.3 million in the second quarter of 2016 despite the increase in sales. Production taxes of $2.2 million for the first six months of 2017 decreased $0.3 million as compared with production taxes of $2.5 million for the first six months of 2016. The decrease is mainly due to our lower oil sales. Much of the increase in natural gas sales is attributable to new wells drilled which are initially exempt from production taxes.

Gathering and transportation costs for the first quarter of 2017 decreased $0.5 million to $3.5 million as compared to $4.0 million in the second quarter of 2016. Gathering and transportation costs for the first six months of 2017 decreased $0.7 million to $7.7 million as compared to $8.4 million for the first six months of 2016. Our gathering and transportation costs have decreased due to lower transportation rates we have negotiated for our natural gas production.

Our lease operating expense of $9.4 million for the first quarter of 2017 decreased $3.6 million (27%) from lease operating expense of $13.0 million for the first quarter of 2016 despite the increase in production. This decrease primarily reflects lower costs associated with our Haynesville shale properties as well as the divestiture of certain high lifting cost properties in 2016.  Our lease operating expense for the first six months of 2017 of $19.3 million decreased $6.6 million or 26% from our lease operating expense of $25.9 million for the first six months of 2016. Our lease operating expense of $0.56 per Mcfe produced for the six months ended June 30, 2017 was $0.25 per Mcfe lower than the lease operating expense of $0.81 per Mcfe for the same period in 2016.

Exploration costs of $7.8 million in the three months ended March 31, 2016, related to the impairments of certain unevaluated leases.

Depreciation, depletion and amortization (“DD&A”) decreased $5.7 million (16%) to $30.3 million in the second quarter of 2017 from $36.0 million in the second quarter of 2016. Our DD&A per equivalent Mcf produced decreased $0.68 (30%) to $1.60 for the three months ended June 30, 2017 from $2.28 for the three months ended June 30, 2016. DD&A for the first six months of 2017 of $60.2 million decreased by $14.6 million (20%) from DD&A expense of $74.9 million for the six months ended June 30, 2016. For the first six months of 2017, our per unit DD&A rate of $1.74 decreased $0.58 (25%) from our DD&A rate of $2.32 for the first six months of 2016. The lower rates in 2017 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $6.6 million for the first quarter of 2017 from $5.7 million in the first quarter of 2016. Included in general and administrative expenses are stock-based compensation of $1.5 million and $1.2 million for the three months ended June 30, 2017 and 2016, respectively.  For the first six months of 2017, general and administrative expenses of $13.0 million increased $1.8 million (15%) from general and administrative expenses for the six months ended June 30, 2016 of $11.2 million. Included in general and administrative expense is stock-based compensation of $2.8 million and $2.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in 2017 primarily relates to higher compensation costs for our employees.

We assess the need for impairment of the capitalized costs for our oil and gas properties on a property basis.  We recognized impairment charges of $1.7 million and $24.5 million on our oil and gas properties during the three months and six months ended June 30, 2016, respectively. Included in impairments for the six months ended June 30, 2016 is an impairment of $20.8 million which reduced the carrying value of our South Texas natural gas properties classified as assets held for sale.  We also had a net loss on sale of oil and gas properties of $1.6 million and $0.9 million for the three months and six months ended June 30, 2016, respectively.

Interest expense increased $7.9 million to $36.8 million for the first quarter of 2017 from interest expense of $28.9 million in the first quarter of 2016. Interest expense increased $10.9 million to $69.7 million for the first six months of 2017 from interest expense of $58.8 million in the first six months of 2016. The increase in interest expense mainly reflects the amortization of the debt discounts recognized as a result of the gain recognized on debt exchange that we completed in September 2016 and the amortization of costs incurred on the exchange.  These increases were partially offset by lower interest expense as a result of the reduction in the principal amount of our debt outstanding due to our debt reduction program in 2016.

During the six months ended June 30, 2016, we recognized a net gain on extinguishment of debt of $89.6 million due to the retirement of $87.5 million principal of the 2019 Notes and $19.8 million principal of the 2020 Notes as part of our debt reduction program.

Income taxes for the three months ended June 30, 2017 were a provision of $0.5 million as compared to a provision of $88,000 for the three months ended June 30, 2016. Income taxes for the six months ended June 30, 2017 were a provision of $1.0 million as compared to a provision of $4.5 million for the six months ended June 30, 2016. The provisions primarily related to adjustments of the valuation allowances against our federal and state net operating loss carryforwards.  During the first quarter of 2016, Louisiana changed its tax laws with respect to the utilization of net operating losses. As a result of this tax law change we increased our deferred income tax liability related to state income taxes by $4.5 million.

We reported a net loss of $21.4 million, or $1.45 per share, for the three months ended June 30, 2017 as compared to net income of $4.9 million, or $0.41 per diluted share, for the three months ended June 30, 2016. We reported a net loss of $44.4 million, or $3.06 per share, for the six months ended June 30, 2017, as compared to a net loss of $51.7 million, or $4.82 per share, for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2017 was primarily due to our interest expense, which includes the higher non-cash interest expense recognized in 2017 related to the amortization of discounts and costs recognized on our senior notes exchange.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2017, our primary source of funds was operating cash flow and cash on hand.  Cash provided from operating activities for the six months ended June 30, 2017 was $55.5 million as compared to cash used for operating activities of $31.2 million for the first six months of 2016.  This increase in operating cash flow is due to higher oil and gas sales and the reduction in cash interest.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2017, we incurred capital expenditures of $86.6 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Exploration and development:
Development leasehold	$1,064	$1,089
Development drilling	81,544	26,798
Other development	4,028	2,455
Total capital expenditures	$86,636	$30,342

We expect to fund our ongoing development and exploration activities with future operating cash flow and from cash on hand. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2017, we have three drilling rigs under contract through April 2018 at a cost of $9.9 million and commitments of $3.3 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2022.

Through June 30, 2017, we drilled nine (8.1 net) and completed ten (8.8 net) operated horizontal Haynesville shale wells and one non-operated well.  We are currently planning to drill 18 (9.0 net) additional wells in 2017. Capital expenditures for the remainder of 2017 are estimated at $81.0 million. We may reduce the number of wells we drill this year depending upon the natural gas prices that we realize.

At June 30, 2017 we had outstanding $697.2 million of 10% Senior Secured Toggle Notes due 2020, $273.8 million of 7¾% Convertible Second Lien PIK Notes due 2019 and $178.6 million of 9½% Convertible Second Lien PIK Notes due 2020.  We also had $25.6 million of unsecured notes outstanding due in 2019 and 2020. Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  We have the option to pay up to $75.0 million of accrued interest by issuing additional notes.  To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in up to an additional $91.9 million of notes outstanding.  Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share. $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,327 shares of common stock during the six months ended June 30, 2017.

During the six months ended June 30, 2016, we retired $87.5 million in principal amount of the 2019 Notes and $19.8 million of the 2020 Notes in exchange in the aggregate for the issuance of 2,748,403 shares of common stock and $3.5 million in cash.  A gain of $89.6 million was recognized on the exchanges and purchases of the 2019 Notes and the 2020 Notes during the six months ended June 30, 2016.  The gain is included in the net gain on extinguishment of debt for the difference between the market value of the stock on the closing date of the exchange and the net carrying value of the debt and the related net premium and net debt issuance costs.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019.  As of June 30, 2017, there were no borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of June 30, 2017.

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

As of June 30, 2017, we have entered into natural gas price swap agreements to hedge approximately 20.7 billion cubic feet of our 2017 and 2018 production at an average price of $3.38 per Mcf. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2017 would be $3.6 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the six months ended June 30, 2017 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $1.7 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow from continuing operations for such period by approximately $0.5 million.

Interest Rates

At June 30, 2017, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, our second lien notes of $273.8 million bear interest at a fixed rate of 7¾% and our second lien notes of $178.6 million bear interest at a fixed rate of 9½%.  At our option, up to $75.0 million of the interest on the first lien debt is payable in-kind.  All of the interest on the second lien debt is payable in kind.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of June 30, 2017 was $1.1 billion based on the market price of approximately 91% of the face amount of such debt.  At June 30, 2017, we did not have any borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: August 7, 2017	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: August 7, 2017	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)