Form 10-K
period 2017-12-31
COMSTOCK RESOURCES INC
filed 2018-02-27
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if smaller reporting company)
Emerging growth company

If an emerging growth company, indicate by check mark if registrant has elected to not use the extended transition period for complying with any new or revised final accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Emerging growth company ____

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	✓

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter), was $99.9 million.

As of February 26, 2018, there were 16,166,564 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

Our oil and gas operations are primarily concentrated in Texas and Louisiana. Our oil and natural gas properties are estimated to have proved reserves of 1,162 Bcfe with a standardized measure of discounted future net cash flows of $881.5 million as of December 31, 2017. Our proved oil and natural gas reserve base is 96% natural gas and 4% oil and was 41% developed as of December 31, 2017.

Our proved reserves at December 31, 2017 and our 2017 average daily production are summarized below:

	Proved Reserves at December 31, 2017				2017 Average Daily Production
	Oil (MMBbls)	Natural Gas (Bcf)	Total (Bcfe)	% of Total	Oil (MBbls/d)	Natural Gas (MMcf/d)	Total (MMcfe/d)	% of Total
East Texas / North Louisiana	0.3	1,103.0	1,105.0	95.1%	0.1	196.1	197.0	90.7%
Other Regions	0.2	3.5	4.1	0.3%	0.1	1.5	1.9	0.9%
	0.5	1,106.5	1,109.1	95.4%	0.2	197.6	198.9	91.6%
South Texas(1)	7.1	10.5	53.2	4.6%	2.4	3.8	18.2	8.4%
Total	7.6	1,117.0	1,162.3	100.0%	2.6	201.4	217.1	100.0%

_______________

(1)	South Texas properties are classified as held for sale in the Company's consolidated financial statements.

Strengths

High Quality Properties.     Our operations are principally focused in East Texas/North Louisiana. Our properties have an average reserve life of approximately 15 years and have extensive development and exploration potential. Our properties in the East Texas/North Louisiana region, which are primarily prospective for natural gas, include 87,945 acres (68,310 net to us) in the Haynesville or Bossier shale formations.  Advances in drilling and completion technology have allowed us to increase the reserves recovered through longer horizontal lateral length and substantially larger well stimulation.  As a result of the improved economic returns that we achieved with our Haynesville shale natural gas wells, and continued low oil prices, our 2017 drilling activity primarily targeted natural gas in the Haynesville shale.  Our South Texas region, which consists of our Eagleville field, includes 25,540 acres (18,670 net to us) located in the oil window of the Eagle Ford shale. These properties were classified as held for sale as of December 31, 2017.  There can be no assurances that we will be able to consummate the sale of these properties.  We also have 34,544 acres (32,898 net to us) in Mississippi and Louisiana that are prospective for oil development in the Tuscaloosa Marine shale. We currently have no plans to develop the Tuscaloosa Marine shale properties prior to the expiration of the leases.

Successful Drilling Program.     We spent $178.8 million on development activities in 2017, of which $164.5 million was for drilling activities and the remainder was for leasehold and other developmental costs.  We drilled 30 wells (15.7 net to us) and completed 25 wells (16.3 net to us).  Primarily all of our 2017 capital expenditures were directed towards natural gas projects. Our natural gas drilling program in 2017 resulted in an increase in our natural gas production by 37% over 2016 and contributed to the 27% growth we had in our natural gas reserves from 2016.

Efficient Operator.     We operated 98% of our proved reserve base as of December 31, 2017. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Grow Natural Gas Reserves and Production.  We conduct exploration and development activities with the goal to grow our reserve base and to replace production each year.  In 2017, we focused on our Haynesville shale properties in North Louisiana as these properties provide us the highest returns within our opportunity set.  We deferred further development of our oil and other natural gas properties given low oil and natural gas prices.

Our Haynesville shale properties were the primary focus of our drilling activity in 2017. We have 87,945 acres (68,310 net to us) in East Texas and North Louisiana with Haynesville shale natural gas potential. We initiated a drilling program in the Haynesville shale in 2015 based on a new well design that significantly enhanced the economics of these wells.  We have drilled and completed a total of 35 operated wells (30.3 net to us) targeting the Haynesville or Bossier shale since 2014. These wells had an average per well initial production rate of 25 MMcf per day.  We currently expect to drill 31 additional wells targeting the Haynesville and Bossier shale in 2018.

During 2017, we entered agreements to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas with USG Properties Haynesville, LLC ("USG").  As of December 31, 2017, USG had acquired approximately 6,300 net acres prospective for Haynesville shale development for the joint development program primarily in Caddo Parish, Louisiana.  We operate wells drilled on USG's acreage and have the right to acquire a 25% working interest in the acreage by reimbursing USG for the attributable acreage costs of the wells being drilled. Our working interest increases to 40% starting with the 13th well drilled.  USG is also participating in four wells being drilled in our Bossier shale acreage in Sabine Parish, Louisiana and in a Haynesville shale drilling program on approximately 5,700 acres of our acreage in Harrison County, Texas.  Under the terms of the participation agreements for Sabine Parish and Harrison County acreage owned by us, we will receive between $1.1 million and $1.4 million, respectively, for 50% of our interest for each location for acreage and infrastructure related to each well location, with $400,000 of that amount being paid only if each well meets or exceeds established production targets.  We also receive $80,000 for each well drilled as consideration for our services managing the joint drilling program in addition to customary operating fees for each well drilled except for the four Bossier shale wells.  We plan to continue to acquire additional acreage in coordination with USG for the joint development venture.

We have 25,540 acres (18,670 net to us) in South Texas prospective for oil in the Eagle Ford shale.  Our Eagleville field includes 191 producing wells that we drilled from 2010 through 2016.  These properties were classified as held for sale at December 31, 2017 as we are marketing these properties for sale.

We own 34,544 acres (32,898 net to us) in Louisiana and Mississippi which are prospective for oil in the Tuscaloosa Marine shale.  We are not currently anticipating any drilling activity on this acreage.

Enhance Liquidity and Reduce Leverage.  We substantially reduced our capital spending in 2015 and shut down our drilling program during parts of 2016.  During 2015 and 2016, we retired $236.8 million in principal amount of our senior notes in exchange for cash of $46.1 million and the issuance of 2.8 million shares of our common stock.  These repurchases reduced our annual interest expense by $20.6 million.  In September 2016 we completed a debt exchange transaction with the holders of approximately 98% of our outstanding senior notes, which significantly reduced our cash interest payments until 2019 and 2020 and further increased our liquidity through the addition of a $75.0 million payment-in-kind toggle interest feature that is part of our new 10% senior secured notes.

Exploit Existing Reserves.   We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through development drilling and workover, recompletion and exploitation activities. We utilize advanced industry technology, including horizontal drilling, enhanced logging and steering tools, and formation stimulation techniques.  In 2018 we plan to restimulate five of our existing Haynesville shale horizontal wells.  If successful we have approximately 117 operated and 58 non-operated  older producing natural gas shale wells which could be restimulated in the future.

Maintain Flexible Capital Expenditure Budget.   The timing of most of our capital expenditures is discretionary because we have limited our exposure to longer-term capital expenditure commitments. We operate most of the drilling projects in which we participate. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions.  We have three operated drilling rigs under contract for 2018 and currently plan to drill up to 31 wells in 2018. We do not have any contractual requirements to drill any wells and could reduce the number of wells drilled in 2018 based on industry conditions.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves for our largest fields as of December 31, 2017:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)(1)	%
East Texas / North Louisiana:
Logansport	22	869,376	869,510	74.8%
Toledo Bend	—	111,176	111,176	9.6%
Waskom	56	83,848	84,183	7.2%
Beckville	112	24,106	24,779	2.1%
Blocker	24	5,828	5,971	0.5%
Other	134	8,627	9,428	0.9%
	348	1,102,961	1,105,047	95.1%
Other	88	3,511	4,045	0.3%
	436	1,106,472	1,109,092	95.4%

South Texas(2):
Eagleville	7,116	10,484	53,178	4.6%
Total	7,552	1,116,956	1,162,270	100.0%

________________

(1)

Oil is converted to natural gas equivalents by using a conversion factor of one barrel of oil for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

(2)	Our South Texas properties are classified as held for sale as of December 31, 2017.

East Texas/North Louisiana Region

Approximately 95%, or 1,105.0 Bcfe of our proved reserves, are located in East Texas and North Louisiana, where we own interests in 872 producing wells (558.1 net to us) in 23 field areas. We operate 625 of these wells. The largest of our fields in this region are the Logansport, Toledo Bend, Waskom, Beckville and Blocker fields. Production from this region averaged 196 MMcf of natural gas per day and 145 barrels of oil per day or 197 MMcfe per day during 2017. Most of the reserves in this area produce from the upper Jurassic aged Haynesville shale, Bossier shale or Cotton Valley formations and the Cretaceous aged Travis Peak/Hosston formation.  We spent $163.8 million drilling 30 wells (15.7 net to us) and $11.3 million on other development and leasehold costs in this region in 2017.  We currently plan to spend approximately $150.0 million in 2018 to drill 31 Haynesville shale natural gas wells and to complete an additional 14 (2.8 net to us) Haynesville or Bossier shale wells we drilled in 2017.

Logansport

The Logansport field located in DeSoto Parish, Louisiana primarily produces from the Haynesville and Bossier shale formations at a depth of 11,100 to 11,500 feet and from multiple sands in the Cotton Valley and Hosston formations at an average depth of 8,000 feet. Our proved reserves of 869.5 Bcfe in the Logansport field represent approximately 75% of our proved reserves. We own interests in 253 wells (181.6 net to us) and operate 196 of these wells in this field. Most of our drilling activities have been focused on our Logansport field where we drilled 16 wells (12.9 net to us) in 2017. We plan to drill ten wells in Logansport in 2018 targeting the Haynesville shale formation.

Toledo Bend

The Toledo Bend field, located in DeSoto and Sabine parishes in Louisiana, is productive in the Haynesville shale from 11,400 to 11,800 feet and in the Bossier shale from 10,880 to 11,300 feet.  Our proved reserves of 111.2 Bcfe in the Toledo Bend field represent approximately 10% of our reserves.  We own interests in 78 producing wells (41.1 net to us) and operate 43 of these wells in this field. We drilled seven wells (1.3 net to us) in the Toledo Bend field in 2017.  In 2018, we plan to drill three horizontal well targeting the Bossier shale in Toledo Bend.

Waskom

The Waskom field, located in Harrison and Panola counties in Texas and Caddo parish in Louisiana, represents approximately 7% (84.2 Bcfe) of our proved reserves. We own interests in 52 wells (32.7 net to us) and operate 39 wells in this field. The Waskom field produces from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet and from the Haynesville shale formation at depths of 10,800 to 10,900 feet.  In 2017 we added 8,300 net acres in the Waskom field through leasing or in connection with our joint development venture with USG Properties Haynesville, LLC.  We drilled six wells (1.5 net to us) in the Waskom field in 2017.  In 2018 we plan to drill 18 horizontal wells (5.6 net to us) targeting the Haynesville shale in the Waskom field.

Beckville

The Beckville field, located in Panola and Rusk counties, Texas, has estimated proved reserves of 24.8 Bcfe which represents approximately 2% of our proved reserves. We operate 182 wells in this field and own interests in 68 additional wells for a total of 250 wells (152.4 net to us). The Beckville field produces primarily from the Cotton Valley formation at depths ranging from 9,000 to 10,000 feet. The field is also prospective for future Haynesville shale development.

Blocker

Our proved reserves of 6.0 Bcfe in the Blocker field located in Harrison County, Texas represent approximately 1% of our proved reserves. We own interests in 68 wells (63.0 net to us) and operate 63 of these wells. Most of this production is from the Cotton Valley formation between 8,600 and 10,150 feet and the Haynesville shale formation between 11,100 and 11,450 feet.

Other Regions

Less than 1%, or 4.0 Bcfe, of our proved reserves are in other regions, primarily in New Mexico and the Mid-Continent region.  We own interests in 246 producing wells (30.2 net to us) in nine fields within these regions.  Net daily production from our other regions during 2017 totaled 2 MMcf of natural gas and 60 barrels of oil or 2 MMcfe per day.

South Texas Region

Approximately 5% (53.2 Bcfe) of our proved reserves are located in South Texas, where we own interests in 191 producing wells (132.9 net to us) in our Eagleville field. Net daily production rates from this region averaged 2,399 barrels of oil and 4 MMcf of natural gas per day during 2017. We have 25,540 acres (18,670 net to us) in McMullen, Atascosa, Frio, La Salle, Karnes and Wilson Counties which comprise our Eagleville field. The Eagle Ford shale is found between 7,500 feet and 11,500 feet across our acreage position. Our proved reserves in this field are estimated to be 8.9 MMBOE (53.2 Bcfe) (80% oil) and represent 5% of our total proved reserves. These properties were classified as held for sale as of December 31, 2017 as we are actively marketing them for sale.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves as of December 31, 2017:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MMcfe)
Proved Developed:
Producing	7,259	370,306	413,859
Non-producing	293	65,808	67,569
Total Proved Developed	7,552	436,114	481,428
Proved Undeveloped	—	680,842	680,842
Total Proved	7,552	1,116,956	1,162,270

Proved developed reserves of assets held for sale	7,116	10,484	53,178

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2015		2016		2017
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Developed	9,229	311,130	7,277	321,527	7,552	436,114
Proved Undeveloped	—	258,466	—	550,941	—	680,842
Total Proved Reserves	9,229	569,596	7,277	872,468	7,552	1,116,956

Proved reserves of assets held for sale	8,701	9,119	6,950	9,915	7,116	10,484

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

The average prices that we realized from sales of oil and natural gas and lifting costs including severance and ad valorem taxes and transportation costs, for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2015	2016	2017

Oil Price - $/Bbl	$46.19	$38.24	$49.02
Natural Gas Price - $/Mcf	$2.30	$2.28	$2.84
Lifting Costs - $/Mcfe	$1.35	$1.10	$0.77

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

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)

2015	$46.88	$2.34
2016	$37.62	$2.29
2017	$48.71	$2.88

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

As of December 31, 2017, our proved undeveloped reserves were comprised of 680.8 Bcf of natural gas. All of our proved undeveloped reserves were associated with our Haynesville and Bossier shale properties where our 2017 drilling program was focused.  Our natural gas proved undeveloped reserves increased by 129.9 Bcf during 2017.  This increase was primarily related to the reserve additions which totaled 238.7 Bcf of natural gas, which were comprised of 220.1 Bcf of new undeveloped locations resulting from our successful Haynesville and Bossier shale drilling program and expanded future drilling plans and 18.6 Bcf of upward performance revisions attributable to our Haynesville and Bossier shale undeveloped reserves added in prior years. The reserve additions were partially offset by 103.5 Bcf of reserves converted to developed reserves. Eleven of the Haynesville shale wells we drilled in 2017 resulted in conversions of proved undeveloped reserves to proved developed producing reserves at December 31, 2017.

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

The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2015, 2016 and 2017:

	Proved Undeveloped Reserves
	2015		2016		2017
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	4,607	170,668	—	258,466	—	550,941
Divestitures	(2,354)	(2,393)	—	—	—	(5,264)
Extension & Discoveries	—	135,574	—	253,589	—	220,048
Conversions from undeveloped to developed	(100)	(55,098)	—	(55,338)	—	(103,506)
Price, Performance and Other Revisions	(2,153)	9,715	—	94,224	—	18,623
Total Change	(4,607)	87,798	—	292,475	—	129,901
Ending Balance	—	258,466	—	550,941	—	680,842

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2015		2016		2017
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2016	—	75,797	—	—	—	—
2017	—	92,912	—	101,024	—	—
2018	—	78,487	—	128,531	—	166,801
2019	—	11,270	—	121,611	—	140,953
2020	—	—	—	96,888	—	156,568
2021	—	—	—	102,887	—	119,640
2022	—	—	—	—	—	96,880
Total	—	258,466	—	550,941	—	680,842

All of our future development costs are associated with our Haynesville/Bossier shale properties.   The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2015, 2016 and 2017:

	Future Development Costs Total Proved Undeveloped Reserves
Year ended December 31,	2015	2016	2017
	(in millions)
2016	$76.9	$—	$—
2017	96.5	84.0	—
2018	83.1	89.3	149.1
2019	13.5	92.9	123.7
2020	—	74.6	138.4
2021	—	86.5	116.2
2022	—	—	89.9
Total	$270.0	$427.3	$617.3

The following table presents the changes in our estimated future development costs for the years ended December 31, 2016 and 2017:

Haynesville/Bossier Shale
(in millions)
Total as of December 31, 2015	$270.0
Development Costs Incurred	(38.0)
Additions and Revisions	195.3
Total Changes	157.3
Total as of December 31, 2016	427.3
Development Costs Incurred	(93.4)
Asset Disposals	(2.3)
Additions and Revisions	285.7
Total Changes	190.0
Total as of December 31, 2017	$617.3

We incurred approximately $93.4 million during 2017 in development costs related to proved undeveloped reserves.  Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2017 of $617.3 million increased by $190.0 million from our estimated future capital costs of $427.3 million as of December 31, 2016.  This increase is primarily attributable to the inclusion of 32 additional proved undeveloped locations at December 31, 2017.

We incurred approximately $38.0 million during 2016 in development costs related to proved undeveloped reserves in our Haynesville and Bossier shale properties.  Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2016 of $427.3 million increased by $157.3 million from our estimated future capital costs of $270.0 million as of December 31, 2015. This increase was primarily attributable to the inclusion of 32 additional proved undeveloped locations at December 31, 2016.

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

We did not provide estimates of total proved oil and natural gas reserves during the three year period ended December 31, 2017 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2017, we drilled development and exploratory wells as set forth in the table below:

	2015		2016		2017
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	4	4.0	2	0.1	—	—
Gas	10	9.6	11	7.8	30	15.7
Dry	—	—	—	—	—	—
	14	13.6	13	7.9	30	15.7
Exploratory:
Oil	1	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	1	—	—	—	—	—
Total	15	13.6	13	7.9	30	15.7

In 2018 to the date of this report, we have drilled five wells (1.6 net to us) and we have seven wells (3.3 net to us) currently in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2017:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	15	4.7	425	257.6
Mississippi	2	1.0	—	—
New Mexico	1	—	90	13.9
Oklahoma	6	0.5	100	9.2
Texas	202	135.0	442	297.4
Wyoming	—	—	26	1.9
Total	226	141.2	1,083	580.0

Producing wells included in assets held for sale	190	131.9	1	1.0

We operate 810 of the 1,309 producing wells presented in the above table. As of December 31, 2017, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2017, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	91,380	60,881	12,719	8,724
Mississippi	2,016	1,944	30,997	29,475
New Mexico	12,757	2,740	—	—
Oklahoma	26,080	3,382	—	—
Texas	72,879	45,151	6,157	4,296
Wyoming	13,440	927	—	—
Total	218,552	115,025	49,873	42,495

Acreage included in assets held for sale	21,998	16,315	3,542	2,355

Of our total undeveloped acres, 32,528 gross acres (30,953 net) are in the Tuscaloosa Marine shale within the states of Louisiana and Mississippi.

Our undeveloped acreage expires as follows:

Expires in 2018	80%
Expires in 2019	2%
Expires in 2020	4%
Thereafter	14%
100%

Title to our oil and natural gas properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the oil and gas industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our oil and natural gas properties are pledged as collateral under our secured notes and our bank credit facility. As is customary in the oil and natural gas industry, we are generally able to retain our ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights.

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

Our oil production is currently sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. Approximately 42% of our 2017 natural gas sales were priced utilizing first of the month index prices and approximately 58% were priced utilizing daily spot prices. BP Energy Company and its subsidiaries, Shell Oil Company and its subsidiaries, CIMA Energy and EOG Resources accounted for 34%, 17%, 16% and 15%, respectively, of our total 2017 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We have entered into certain agreements with a major natural gas marketing company to provide us with firm transportation for 10,000 MMBtu per day for our North Louisiana natural gas production on the long-haul pipelines. These agreements expire in 2019. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements in North Louisiana is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon "cap and trade" programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. The Trump Administration and Congress have made some changes and are expected to make additional changes to laws, regulations, and policies applicable to us.  Executive Order 13783 directs federal agencies to review actions that potentially burden the development or use of domestically produced energy resources, and as a result, more regulatory changes are expected.  Those changes may be favorable, but we are unable to predict the scope, timing, or impacts of such changes.  There are also costs associated with responding to changing regulations and policies, whether such regulations are more or less stringent.  As such, there can be no assurance that material cost and liabilities will not be incurred in the future.

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

Certain oil and gas wastes may also contain naturally occurring radioactive materials ("NORM"), which is regulated by the federal Occupational Safety and Health Administration and state agencies.  These regulations require certain worker protections and waste handling and disposal procedures.  We believe our operations comply in all material respects with these worker protection and waste handling and disposal requirements.

Our operations are also subject to the Clean Air Act, or "CAA", and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. On April 17, 2012, the U. S. Environmental Protection Agency or "EPA" promulgated new emission standards for the oil and gas industry. These rules require a nearly 95 percent reduction in volatile organic compounds ("VOCs") emitted from hydraulically fractured gas wells by January 1, 2015. This significant reduction in emissions is to be accomplished primarily through the use of "green completions" (i.e., capturing natural gas that currently escapes to the air). These rules also have notification and reporting requirements.  In 2014, EPA revised the emission requirements for storage tanks emitting certain levels of VOCs requiring a 95% reduction of VOC emissions by April 15, 2014 and April 15, 2015 (depending upon the date of construction of the storage tank).  In 2016, EPA finalized regulations that required further reductions specifically regarding methane emissions; however, in 2017, EPA announced that it is proposing to stay certain of these requirements for certain periods of time.  Issues related to the proposed stay are subject to public comment and court review.  If implemented as previously finalized, the set of rules allows EPA to aggregate emissions sources within a quarter mile of each other, thus potentially requiring emission reductions further downstream, including equipment in the natural gas transmission segment of the industry.  There are costs associated with following the status and impacts of these changes, and implementing any changes as they become effective.  However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

In December 2016, the EPA finalized its report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities could impact drinking water resources under some circumstances.  Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies have the potential to impact the likelihood or scope of future legislation or regulation.

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

Other statutes that provide protection to animal and plant species and which may apply to our operations include, but are not necessarily limited to, the Oil Pollution Act, the Emergency Planning and Community Right to Know Act, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and may limit or prohibit construction, drilling and other activities on certain lands lying within wilderness or wetlands and other protected areas and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. In addition, laws such as the National Environmental Policy Act and the Coastal Zone Management Act may make the process of obtaining certain permits more difficult or time consuming, resulting in increased costs and potential delays that could affect the viability or profitability of certain activities. Administrative policies with respect to such laws are also changing, and we incur costs to follow such changes and comply as changes become effective.

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company's operations by regulatory agencies or the public. In 2012, the EPA adopted a new reporting requirement, the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to begin collecting data on their emissions of greenhouse gases ("GHGs") in January 2012, with the first annual reports of those emissions due on September 28, 2012. GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met.  These greenhouse gas reporting rules were amended on October 22, 2015 to expand the number of sources and operations that are subject to these rules, and again on November 18, 2016 to provide less burdensome reporting requirements.  We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. It is possible that these requirements may be loosened or otherwise changed in the future.  Other EPA actions with respect to the reduction of greenhouse gases (such as EPA's Greenhouse Gas Endangerment Finding, and EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and

various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

The U.S. has not passed legislation to expressly address GHGs; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities.  States in which we operate may also require permits and reductions in GHG emissions.  Additionally, the EPA published a set of final rules in 2016 that require reductions in VOC and methane generation from new sources, and EPA has announced plans to issue rules regulating existing sources.  However, these rules have been challenged in court, and in 2017, the EPA took steps to institute a two-year delay in implementing the rules.  Similarly, the Bureau of Land Management announced plans to suspend and revise a 2016 rule relating to methane venting, flaring, and leaks from oil and gas production on public lands.  Since all of our oil and natural gas production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years.  The United States signed the Paris Agreement on April 22, 2016; however, the Trump Administration has stated that it intends to withdraw from the Paris Agreement.  The Agreement allows for the U.S. to formally announce its intention to withdraw in November 2019 with the withdrawal effective in November 2020.  Considering the extended timeline for this action, impacts to our operations are uncertain; however, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in oil and natural gas exploration and production activities.

In 2010 the Bureau of Land Management began implementation of a proposed oil and gas leasing reform that would increase environmental review requirements and was expected to have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels.  Further, in June 2016, the Bureau of Land Management cancelled certain oil and gas leases in areas identified to be closed for leasing based on Clean Air Act requirements. The lease cancellations have been challenged in court, and under the Trump Administration, BLM has announced that it intends to make changes to speed up the permitting process.  Additionally, the Bureau of Land Management has formally proposed to rescind a rule the Bureau adopted in 2015 concerning hydraulic fracturing on federal land.  The rule would have required increased well integrity testing, increased requirements for the managing of fluids, and the disclosure of chemicals used in fracturing.  The rule never went into effect due to legal challenges.  Due to the ongoing regulatory and legal uncertainty, we cannot predict what effect these changes will have on our operations, though the changes may be advantageous.  We expect that the impacts to our operations will be similar to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Regulation of oil and natural gas exploration and production.   Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which oil and natural gas can be produced from our properties. It is also possible that certain states may increase regulatory activity in response to changing federal regulations or policies.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $129,998. This lease expires on December 31, 2021. We also own production offices and pipe yard facilities near Carthage, Marshall and Jourdanton, Texas and Homer and Logansport, Louisiana.

Employees

As of December 31, 2017, we had 113 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	62
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	57
D. Dale Gillette	Vice President of Legal and General Counsel	72
Daniel S. Harrison	Vice President of Operations	54
Michael D. McBurney	Vice President of Marketing	62
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	57
Russell W. Romoser	Vice President of Reservoir Engineering	66
LaRae L. Sanders	Vice President of Land	55
Richard D. Singer	Vice President of Financial Reporting	63
Blaine M. Stribling	Vice President of Corporate Development	47
Elizabeth B. Davis	Director	55
Morris E. Foster	Director	74
David K. Lockett	Director	63
Cecil E. Martin	Director	76
Frederic D. Sewell	Director	83
David W. Sledge	Director	61
Jim L. Turner	Director	72

A brief biography of each person who serves as an executive officer or director follows below.

Executive Officers

M. Jay Allison has been our Chief Executive Officer since 1988. Mr. Allison was elected Chairman of the Board in 1997 and has been a director since 1987. From 1988 to 2013, Mr. Allison served as our President. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison presently serves on the Board of Regents for Baylor University.

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

Daniel S. Harrison became our Vice President of Operations in September 2017.  Mr. Harrison has been with us since 2008 and served in various engineering and operations management positions of increasing responsibility during that time. Prior to joining us, Mr. Harrison was an operations engineer at Cimarex Energy Company from 2005 to 2008. Prior to 2005 he worked in various petroleum engineering operations management positions for several independent oil and gas exploration and development companies. Mr. Harrison received a B.S. Degree in Petroleum Engineering from the Louisiana State University in 1985.

D. Dale Gillette has been our Vice President of Legal since 2014 and General Counsel since 2006.  From 2006 until 2014, Mr. Gillette was also our Vice President of Land. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 34 years, most recently as a partner with Gardere Wynne Sewell LLP, and before that with Locke Liddell & Sapp LLP (now known as Locke Lord LLP). During that time he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

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

Morris E. Foster was elected to the Board of Directors in May 2017. Mr. Morris retired in 2008 as Vice President of ExxonMobil Corporation and President of ExxonMobil Production Company following more than 40 years of service with the ExxonMobil group. Mr. Foster served in a number of production engineering and management roles domestically as well as in the United Kingdom and Malaysia prior to his appointment in 1995 as a Senior Vice President in charge of the upstream business of Exxon Company, USA. In 1998, Mr. Foster was appointed President of Exxon Upstream Development Company, and following the merger of Exxon and Mobil in 1999, he was named to the position of President of ExxonMobil Development Company. In 2004, Mr. Foster was named President of Exxon Mobil Production Company, the division responsible for ExxonMobil's upstream oil and gas exploration and production business, and a Vice President of ExxonMobil Corporation. Mr. Foster currently serves as Chairman of Stagecoach Properties Inc., a real estate holding corporation with properties in Salado, Houston and College Station, Texas and Carmel, California and as a member of the Board of Regents of Texas A&M University. In addition, Mr. Foster currently serves on the board of directors of Scott & White Medical Institute and First State Bank of Temple, Texas.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future.  Oil and natural gas prices declined substantially starting in mid-2014 and, while improving in late 2016, remained relatively low thereafter.  During 2017, commodity prices fluctuated significantly, with the settlement price for West Texas Intermediate ("WTI") crude oil ranging from a high of approximately $60.42 per barrel to a low of approximately $42.53 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $3.42 per Mcf to a low of approximately $2.56 per Mcf.  Oil and natural gas price volatility has continued into 2018 and, through February 26, 2018, the WTI settlement price of crude oil had a low of approximately $59.19 per barrel, and the Henry Hub settlement price of natural gas had a low of approximately $2.55 per Mcf.

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

We had $1.2 billion principal amount of debt as of December 31, 2017.

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

As part of the debt exchange transaction we completed in September 2016, as of December 31, 2017 we have $477.9 million of notes that are convertible into shares of our common stock outstanding. As a result, substantial amounts of our common stock may be issued in the future.  If all outstanding convertible notes were converted at December 31, 2017, they would represent 72% of our outstanding shares. The future issuances of shares from the conversion of the notes could result in substantial decreases to our stock price and earnings per share.

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

Accounting rules applicable to us require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We recognized impairments that totaled $801.3 million, $27.1 million and $44.0 million during 2015, 2016 and 2017, respectively, which reduced the carrying value of our oil and natural gas properties.  We may incur additional non-cash charges in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves.

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

As of December 31, 2017, 59% of our total proved reserves were undeveloped and 6% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly restrictions on emissions, and/or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination or if our operations met previous standards in the industry at the time they were performed. Future environmental laws and regulations, including proposed legislation regulating GHGs or climate change, may negatively impact our industry. The costs of compliance with these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

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

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Tuscaloosa Marine shale, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells currently being drilled by us utilize hydraulic fracturing in their completion and hydraulic fracturing services comprise approximately 45% of our capital budget in 2018.

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

Drilling and completion activities are typically regulated by state oil and natural gas commissions. Our drilling and completion activities are conducted primarily in Louisiana and Texas. Texas adopted a law in June 2012 requiring disclosure to the Railroad Commission of Texas and the public of certain information regarding the components used in the hydraulic-fracturing process. The United States Congress has considered legislation that, if implemented, would subject the process of hydraulic fracturing to regulation under the Safe Drinking Water Act. In June 2015, the EPA released a draft report on the potential impacts of hydraulic fracturing on drinking water resources, which concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there may be above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. The draft report was finalized in December 2016. Other governmental agencies, including the U.S. Department of Energy, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies have the potential to impact the likelihood or scope of future legislation or regulation.

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

Changes in taxation as well as the inherent difficulty in quantifying potential tax effects of business decisions could have a material adverse effect on our results of operations, financial condition, or cash flows.

We make judgments regarding the utilization of existing income tax credits and the potential tax effects of various financial transactions and results of operations to estimate our obligations to taxing authorities.  Tax obligations include income, franchise, real estate, sales and use, and employment-related taxes.  These judgments include reserves for potential adverse outcomes regarding tax positions that have been taken.  Changes in federal, state, or local tax laws, adverse tax audit results, or adverse tax rulings on positions taken by us could have a material adverse effect on our results of operations, financial condition, or cash flows.

The Budget Reconciliation Act, commonly referred to as the Tax Cuts and Jobs Act (hereinafter "Tax Cuts and Jobs Act"), was signed into law on December 22, 2017.  In 2017 the Tax Cuts and Jobs Act resulted in a net tax benefit to us of approximately $19.1 million, which is attributable primarily to the termination of the corporate alternative minimum tax.  The Tax Cuts and Jobs Act is expected to have a favorable impact on our effective tax rate and net income as reported under generally accepted accounting principles in future reporting periods to which the Tax Cuts and Jobs Act is effective.  However, we are still assessing the full impact of the Tax Cuts and Jobs Act, including the impact on state taxes, and there can be no assurances that it will have a favorable impact on us or our future financial results.

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

As an oil and natural gas producer, we face various security threats, including cyber-security threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security or operation of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts.  Cyber-security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing.  If any of these events were to materialize, either to the Company or a third party upon which we rely, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

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

		High	Low
2016 –	First Quarter	$9.40	$3.20
	Second Quarter	$5.45	$2.75
	Third Quarter	$8.61	$2.64
	Fourth Quarter	$11.62	$7.18

2017 –	First Quarter	$13.42	$7.94
	Second Quarter	$10.28	$5.52
	Third Quarter	$7.56	$5.75
	Fourth Quarter	$8.89	$4.01

As of February 26, 2018, we had 16,166,564 shares of common stock outstanding, which were held by 198 holders of record and approximately 9,400 beneficial owners who maintain their shares in "street name" accounts.

We have not paid dividend on our common stock since 2014.  Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Stockholder Return Performance

A peer group of companies is used by our compensation committee to benchmark our executives' compensation and to determine total stockholder return performance for purposes of vesting of performance share units granted to executives under our 2009 Long-term Incentive Plan.  For 2017, the compensation committee utilized a peer group, which consisted of Approach Resources, Inc., Bill Barrett Corporation, Bonanza Creek Energy, Inc., Callon Petroleum Holdings, Inc., Carrizo Oil & Gas Inc., Eclipse Resources Corporation, Jones Energy, Inc., Laredo Petroleum Holdings Inc., Matador Resources, Inc., Oasis Petroleum Inc., Parsley Energy Corporation, PDC Energy Inc., Rex Energy Corporation, Stone Energy Corporation, and Ultra Petroleum Corp.  For 2018, the compensation committee revised the peer group companies to include Approach Resources, Inc., Bill Barrett Corporation, Carrizo Oil and Gas, Inc., Contango Oil & Gas Company, Eclipse Resources Corporation, Jagged Peak Energy, Inc., Jones Energy, Inc., Matador Resources Company, PetroQuest Energy, Inc., Resolute Energy Corporation and Rex Energy Corporation.

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2017 with the cumulative return on the New York Stock Exchange Index and the cumulative return for our peer group.  The graph assumes that $100.00 was invested on the last trading day of 2012, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Comstock, the NYSE Composite Index, and Our Peer Group

____________

(1)	$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends, fiscal year ending December 31.
(2)

The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

	As of December 31,
Total Return Analysis	2012	2013	2014	2015	2016	2017
Comstock	$100.00	$123.83	$47.64	$13.08	$13.78	$11.84
NYSE Composite	$100.00	$126.28	$134.81	$129.29	$144.73	$171.83
Peer Group	$100.00	$152.61	$80.13	$55.53	$85.33	$65.55

ITEM 6.  SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the years in the five-year period ended December 31, 2017 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Statement of Operations Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share data)
Revenues:
Natural gas sales	$188,453	$165,461	$109,753	$122,623	$208,741
Oil sales	231,837	389,770	142,669	53,083	46,590
Total oil and gas sales	420,290	555,231	252,422	175,706	255,331
Operating expenses:
Production taxes	14,524	23,797	10,286	4,933	5,373
Gathering and transportation	17,245	12,897	14,298	15,824	17,538
Lease operating(1)	52,844	60,283	64,502	47,696	37,859
Exploration	33,423	19,403	70,694	84,144	—
Depreciation, depletion and amortization	337,134	378,275	321,323	141,487	123,557
General and administrative	34,767	32,379	23,541	23,963	26,137
Impairment of oil and gas properties	652	60,268	801,347	27,134	43,990
Loss on sale of oil and gas properties	2,033	—	112,085	14,315	1,060
Total operating expenses	492,622	587,302	1,418,076	359,496	255,514
Operating loss	(72,332)	(32,071)	(1,165,654)	(183,790)	(183)
Other income (expenses):
Gain on sale of marketable securities	7,877	—	—	—	—
Gain (loss) from derivative financial instruments	(8,388)	8,175	2,676	(5,356)	16,753
Gain (loss) on extinguishment of debt	(17,854)	—	78,741	189,052	—
Interest expense	(73,242)	(58,631)	(118,592)	(128,743)	(146,449)
Other income	1,059	727	1,275	872	530
Total other income (expenses)	(90,548)	(49,729)	(35,900)	55,825	(129,166)
Loss from continuing operations before income taxes	(162,880)	(81,800)	(1,201,554)	(127,965)	(129,349)
Benefit from (provision for) income taxes	56,157	24,689	154,445	(7,169)	17,944
Loss from continuing operations	(106,723)	(57,111)	(1,047,109)	(135,134)	(111,405)
Income from discontinued operations, net of income taxes(2)	147,752	—	—	—	—
Net income (loss)	$41,029	$(57,111)	$(1,047,109)	$(135,134)	$(111,405)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(11.09)	$(6.20)	$(113.53)	$(11.52)	$(7.61)
Income from discontinued operations(2)	15.36	—	—	—	—
Net Income (loss)	$4.27	$(6.20)	$(113.53)	$(11.52)	$(7.61)
Dividends per common share	$1.88	$2.50	$—	$—	$—
Basic and diluted weighted average shares outstanding	9,311	9,309	9,223	11,729	14,644

 ____________

(1)	Includes ad valorem taxes.
(2)	Discontinued operations comprised of the Company's West Texas oil and gas properties which were sold in May 2013.

Balance Sheet Data:

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)

Cash and cash equivalents	$2,967	$2,071	$134,006	$65,904	$61,255
Property and equipment, net	2,066,735	2,198,169	1,038,420	798,662	607,929
Total assets	2,130,112	2,264,546	1,195,850	889,874	930,419
Total debt	789,414	1,060,654	1,249,330	1,044,506	1,110,529
Stockholders' equity (deficit)	952,005	870,272	(171,258)	(271,269)	(369,272)

Cash Flow Data:

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Cash flows provided by (used for) operating activities from continuing operations	$268,994	$400,984	$30,086	$(23,728)	$174,614
Cash flows used for investing activities from continuing operations	(408,678)	(634,787)	(161,725)	(29,569)	(178,953)
Cash flows provided by (used for) financing activities from continuing operations	(576,140)	232,907	263,574	(14,805)	(310)
Cash flows provided by (used for) operating activities of discontinued operations	(7,715)	—	—	—	—
Cash flows provided by (used for) investing activities of discontinued operations	722,035	—	—	—	—

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. We own interests in 1,309 producing oil and natural gas wells (721.2 net to us) and we operate 810 of these wells. In managing our business, we are concerned primarily with maximizing return on our stockholders' equity. To accomplish this goal, we focus on profitably increasing our oil and natural gas reserves and production.

Our growth is driven primarily by our acquisition, development and exploration activities. In 2017 our growth in natural gas production and proved reserves was primarily driven by our successful drilling activities. Under our current drilling budget, we plan to spend up to $170.0 million in 2018 for development and exploration activities, which will primarily be focused on natural gas projects. We are currently planning to drill 31 horizontal natural gas wells (12.4 net to us) in 2018, targeting the Haynesville shales. The actual number of wells that we drill in 2018 will depend on natural gas prices.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $10.4 million as of December 31, 2017.

Prices for crude oil and natural gas have been highly volatile, and we are currently experiencing a period of low prices primarily due to an oversupply of crude oil and natural gas.  As prices remain low, we will continue to experience low revenues and cash flows.  We expect our oil production to continue to decline until we resume drilling on our South Texas oil properties, which properties were classified as held for sale as of December 31, 2017.  We expect our natural gas production to decline in the future to the extent that we do not offset this decline from production from the new wells we plan to drill in 2018 and future periods. Depending upon future prices and our production volumes, our cash flows from our operating activities may not be sufficient to fund our capital expenditures, and we may need to either curtail drilling activity or we may seek additional borrowings which would increase our interest expense in 2018 and in future periods.

We recognized $44.0 million of impairments of our proved oil and gas properties in 2017, primarily to adjust the carrying value of our assets held for sale to the estimated fair value less costs to sell at the end of the year. We may need to recognize further impairments if oil and natural gas prices remain low, and as a result, the expected future cash flows from these properties becomes insufficient to recover their carrying value.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Our operating data for 2016 and 2017 is summarized below:

	Year Ended December 31,
	2016	2017
Oil and Gas Sales (in thousands):
Natural gas sales	$122,623	$208,741
Oil sales	53,083	46,590
Total oil and gas sales	$175,706	$255,331
Net Production Data:
Natural gas (MMcf)	53,678	73,521
Oil (MBbls)	1,388	951
Natural gas equivalent (MMcfe)	62,006	79,224
Average Sales Price:
Natural gas ($/Mcf)	$2.28	$2.84
Oil ($/Bbl)	$38.24	$49.02
Average equivalent price ($/Mcfe)	$2.83	$3.22
Expenses ($ per Mcfe):
Production taxes	$0.08	$0.07
Gathering and transportation	$0.26	$0.22
Lease operating(1)	$0.76	$0.48
Depreciation, depletion and amortization(2)	$2.26	$1.55

 ____________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Oil and gas sales.   Our oil and gas sales increased $79.6 million (45%) in 2017 to $255.3 million from $175.7 million in 2016 primarily due to the growth in our natural gas production driven by our Haynesville shale drilling program and higher oil and natural gas prices.  Natural gas sales increased by $86.1 million (70%) from 2016 while oil sales decreased by $6.5 million from 2016.  Our natural gas production increased by 37% from 2016 while our realized natural gas prices increased by 25%. The decrease in oil sales was attributable to the 31% decline in oil production which was partially offset by a 28% increase in our realized oil prices in 2017.

Production taxes.   Production taxes increased $0.5 million or 9% to $5.4 million in 2017 from $4.9 million in 2016.  The increase in 2017 was mainly due to the higher natural gas volumes and prices, which was partially offset by our lower oil revenues. Much of our natural gas sales in 2016 and 2017 qualified for a temporary exemption from state production taxes.

Gathering and transportation.   Gathering and transportation costs in 2017 increased $1.7 million (11%) to $17.5 million as compared to $15.8 million in 2016 due to the 37% increase in natural gas we produced during 2017.  Gathering and transportation per Mcf produced improved from 2016 as we were able to reduce the rates on certain of our transportation contracts in 2016 and 2017.

Lease operating expenses.   Our lease operating expenses, including ad valorem taxes, of $37.9 million in 2017 were $9.8 million or 21% lower than our operating expenses of $47.7 million in 2016. Our lease operating expense per Mcfe produced decreased by 37% to $0.48 per Mcfe in 2017 as compared to $0.76 per Mcfe in 2016.  The decrease in operating costs mainly reflects the higher volumes of natural gas produced, and lower costs associated with our declining oil production.

Exploration expense.   We incurred exploration expense of $84.1 million in 2016 related to impairments of unevaluated leasehold costs. We did not incur any exploration expense in 2017.

Depreciation, depletion and amortization expense ("DD&A").   DD&A of $123.6 million decreased by $17.9 million (13%) from DD&A of $141.5 million in 2016. Our DD&A rate per Mcfe produced averaged $1.55 in 2017 as compared to $2.26 for 2016. The decrease in DD&A primarily resulted from the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses.   General and administrative expense of $26.1 million for 2017 was 9% higher than general and administrative expense of $24.0 million for 2016. The increase is primarily related to higher compensation costs for our employees. Stock-based compensation increased by $1.2 million to $5.9 million in 2017 as compared to $4.7 million in 2016.

Impairment of oil and gas properties.   We recorded impairments to our oil and gas properties of $44.0 million and $27.1 million in 2017 and 2016, respectively. These impairments primarily relate to our South Texas oil assets held for sale at December 31, 2017 and our natural gas properties in South Texas that we sold in 2016.

Derivative financial instruments.  We utilized oil and natural gas price swaps to manage our exposure to commodity prices and protect returns on investment from our drilling activities.  We had a gain of $16.8 million and loss of $5.4 million on derivative financial instruments in 2017 and 2016, respectively.  Our total net cash received from derivative financial instruments was $9.4 million in 2017 and $2.1 million in 2016.

The following table presents our natural gas and oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

Average Realized Natural Gas Price:	2016	2017
Natural gas, per Mcf	$2.28	$2.84
Cash settlements on derivative financial instruments, per Mcf	0.04	0.13
Price per Mcf, including cash settlements on derivative financial instruments	$2.32	$2.97

Interest expense.   Interest expense increased $17.7 million (14%) to $146.4 million in 2017 from interest expense of $128.7 million in 2016. The increase was primarily related to the amortization of the debt discounts recognized as a result of the gain recognized on debt exchange that we completed in 2016 and the amortization of costs incurred on the exchange.

Income taxes.   Income taxes decreased in 2017 to a benefit of $17.9 million from a provision of $7.2 million in 2016 due to the effect of the tax law change in 2017.   Our effective tax rate of 14% in 2017 differed from the federal income tax rate of 35% primarily due to recognition of the effect of the Tax Cuts and Jobs Act, which primarily reflects the favorable effect of eliminating the corporate alternative minimum tax.

Net loss.   We reported a net loss of $111.4 million or $7.61 per share for 2017 as compared to a loss of $135.1 million or $11.52 per share for 2016. The net loss in 2017 was primarily due to the amortization of debt premium and deferred financing costs related to our 2016 debt restructuring and the impairment of our assets held for sale.  The net loss in 2016 was primarily due to impairments of proved and unproved properties and other exploration costs.

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

DD&A. DD&A of $141.5 million decreased by $179.8 million (56%) from DD&A of $321.3 million in 2015. Our DD&A rate per Mcfe produced averaged $2.26 in 2016 as compared to $4.84 for 2015. The decrease in DD&A expense and the DD&A rate primarily resulted from the impairments to the carrying values of our producing properties that we recognized in 2015 and the increase in production from our lower cost natural gas properties in 2016.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset sales. For 2017, our primary source of funds was operating cash flow.  Cash provided by operating activities in 2017 was $174.6 million as compared to cash used for operating activities of $23.7 million in 2016. This increase in operating cash flow is primarily due to our higher natural gas sales volumes and higher oil and natural gas prices.

For 2016, our primary source of funds was cash on hand and proceeds from asset sales of $27.9 million.  Cash used for operating activities in 2016 was $23.7 million as compared to cash provided by operating activities of $30.1 million in 2015.  The decrease in operating cash flow is primarily due to lower oil and gas sales.

Our capital expenditure activity is summarized in the following table:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Exploration and development:
Acquisitions of unproved oil and gas properties	$12,972	$—	$—
Developmental leasehold costs	767	3,267	4,698
Development drilling	184,393	50,711	164,472
Exploratory drilling	11,985	—	—
Other development costs	31,237	5,569	9,644
	241,354	59,547	178,814
Other	1,893	69	43
Total	$243,247	$59,616	$178,857

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $170.0 million in 2018 for development and exploration projects including drilling 31 horizontal wells, completing 14 wells drilled in 2017, to re-frac five existing wells and for other development projects. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices that we realize in 2018. We operate most of our properties and as a result have significant discretion over the amount and timing of our future capital expenditures.

We do not have a specific acquisition budget for 2018 because the timing and size of acquisitions are unpredictable. We intend to use borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

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

The exchange of the 10% Senior Secured Notes due 2020 for the 10% Senior Secured Toggle Notes due 2020 was accounted for as a modification of debt.  Accordingly, no gain or loss was recognized on the exchange.  The value of the warrants issued to the noteholders in consideration of the exchange is being amortized to interest expense over the life of the notes.  Transaction costs of $4.5 million related to the exchange were recognized in 2016 as a reduction to the gain on extinguishment of debt, which is reported as a component of other income (loss).  The exchange of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 for the Convertible Second Lien PIK Notes was accounted for as a debt extinguishment given the substantial difference in the terms of the exchanged notes.  A gain of $106.2 million on extinguishment of debt was recognized in 2016 on this exchange representing the difference between the fair market value of the new convertible notes and the carrying amount of the 7¾% Senior Notes and the 9½% Senior Notes that were exchanged.  Transaction costs of $6.5 million related to these exchanges have been reflected as debt issuance costs which are being amortized to interest expense over the lives of the notes.

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

Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1, and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15, and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in-kind.  Each series of the convertible notes are convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes. The convertible notes will mandatorily convert into 81.2 shares of common stock for each $1,000 of principal amount of the notes following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share.  $9.9 million of principal amount of the convertible notes plus accrued interest thereon were converted into 826,327 shares of common stock during 2017.

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

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019. As of December 31, 2017 there were no borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and our subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a ratio of current assets, including availability under the credit facility, to current liabilities of at least 0.9 to 1.0 which increases to 1.0 to 1.0 on March 31, 2018 and the maintenance of an asset coverage ratio of proved developed oil and natural gas reserves to the amount outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of December 31, 2017.

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

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2018	2019	2020	2021	2022	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$—	$—
10% Senior Secured Toggle Notes due 2020	—	—	697,195	—	—	697,195
7¾% Convertible Second Lien PIK Notes due 2019	—	318,807	—	—	—	318,807
9½% Convertible Second Lien PIK Notes due 2020	—	—	235,915	—	—	235,915
10% Senior Secured Notes due 2020	—	—	2,805	—	—	2,805
7¾% Senior Notes due 2019	—	17,959	—	—	—	17,959
9½% Senior Notes due 2020	—	—	4,860	—	—	4,860
Interest	71,855	70,811	14,795	—	—	157,461
Operating leases	1,560	1,560	1,560	1,560	—	6,240
Transportation and treating agreements	1,730	682	—	—	—	2,412
Drilling rigs	7,422	—	—	—	—	7,422
	$82,567	$409,819	$957,130	$1,560	$—	$1,451,076

Future interest costs are based upon the effective interest rates of our outstanding senior notes. Future principal amounts due for our convertible notes are inclusive of paid in-kind interest through the maturity dates of these notes.  The table assumes that interest on the 10% Senior Secured Toggle Notes is not paid in-kind.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2021. We record a separate liability for these asset retirement obligations, which totaled $10.4 million as of December 31, 2017.

We believe that our cash on hand and cash flow from operations and available borrowings under our bank credit facility is sufficient to fund our 2018 planned operating activities.  If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings to replace any liquidity that may be lost from low oil and natural gas prices.  We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Federal and State Taxation

At December 31, 2017, we had $923.7 million in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards.  We have established a valuation allowance against all of the federal loss carryforwards and $1.4 billion of the state loss carryforwards due to the uncertainty of generating future taxable income prior to the expiration of the net operating loss carryforward periods.

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

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that affect us are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later of up to 70% of our taxable income for the taxable year.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows us to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, we have made reasonable estimates of the effects on our existing deferred tax balances.  We have remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of our deferred federal tax balance was $140.4 million, which was subject to a valuation allowance at December 31, 2017. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020 with any remaining AMT credit carryforward being fully refunded in 2021.  We accordingly reversed the valuation allowance on our AMT credit carryforward of $19.1 million that will now be refundable through 2021 and have reclassified this amount from a deferred tax asset to a non-current receivable.  We are still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining our calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Our estimates may also be affected in the future as we gain a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

Our federal income tax returns for the years subsequent to December 31, 2013 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. We currently believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

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

Impairment of oil and gas properties.   We evaluate our properties on a field area basis for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property's proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on a corporate forecast which considers forecasts from multiple independent price forecasts. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. During 2017, we recognized impairment charges of $44.0 million to reduce the capitalized costs of our evaluated oil and natural gas properties, which included $43.8 million that was recognized to reduce the carrying value of certain of our assets to their fair value less costs to sell prior to their sale.  It is reasonably possible that our estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, there may be further impairments in the carrying values of our evaluated oil and gas properties.

Income Taxes.  We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change in rate is enacted.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017.  We have completed our review of our primary oil and natural gas marketing agreements in order to assess the impact of adoption, and we have assessed that adoption of this standard will not have a material impact on our financial statements because revenue will continue to be recognized as production is delivered.  We are adopting this new standard in the first quarter of 2018 using the modified retrospective method.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2017, and taking into account any oil or natural gas price swap agreements we had in place, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.9 million and a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $4.1 million.

As of December 31, 2017, we have entered into natural gas price swap agreements covering 2.6 Bcf of our expected 2018 natural gas production that fix the NYMEX price at $3.38 per Mcf.  As of December 31, 2017, our outstanding natural gas swap agreements represented an asset with a fair value of $1.3 million.  The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at December 31, 2017 would be $0.3 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.  Since December 31, 2017, we have entered into additional natural gas price swap agreements which increased our hedged natural gas production to 24.2 Bcf with a fixed NYMEX price of $3.04 per Mcf.

Interest Rates

At December 31, 2017, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, $284.4 million of our convertible notes bear interest at a fixed rate of 7¾% and $187.1 million of our convertible notes bear interest at a fixed rate of 9½%.  At our option, up to $75.0 million of the interest payable on the first lien notes can be paid in-kind.  All of the interest on the convertible notes is payable in-kind, and these notes are convertible into our common stock either at the option of the note holders, or mandatorily upon the attainment of certain specific contractual terms.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of December 31, 2017 was $1.2 billion based on the market price of approximately 99% of the face amount of such debt.  At December 31, 2017, we had no borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate.

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

Our registered independent public accountants, Ernst & Young LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with auditing standards generally accepted in the United States to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   As of December 31, 2017, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, follows below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comstock Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Comstock Resources, Inc. and subsidiaries as of December 31, 2016 and 2017 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 26, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2017.

Section 16(a) Beneficial Ownership Reporting Compliance.  Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC.  Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2017, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics.   We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2018 annual meeting, which will be filed with the SEC within 120 days of December 31, 2017, for additional information regarding our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	307,070(1)	$—	1,983,864

 ____________

(1)	Represents performance share unit awards equivalent to 307,070 shares that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2017.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2017.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-27 of this report:
	Report of Independent Registered Public Accounting Firm	F–	2
	Consolidated Balance Sheets as of December 31, 2016 and 2017	F–	3
	Consolidated Statements of Operations for the Years Ended December 31, 2015, 2016 and 2017	F–	4
	Consolidated Statements of Stockholders' Deficit	F–	5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2016 and 2017	F–	6
	Notes to Consolidated Financial Statements	F–	7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)	Exhibits:

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
3.1	Restated Articles of Incorporation dated June 2, 1995 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 1995).
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

4.2

Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 7¾% Convertible Secured PIK Notes due 2019 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated September 8, 2016).

4.3

First Supplemental Indenture dated November 17, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 7¾% Convertible Secured PIK Notes due 2019 (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2016).

4.4

Indenture dated September 6, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 9½% Convertible Secured PIK Notes due 2020 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated September 8, 2016).

4.5

First Supplemental Indenture dated November 17, 2016, among Comstock Resources, Inc., the Subsidiary Guarantors party thereto, and American Stock Transfer & Trust Company, LLC, Trustee for the 9½% Convertible Secured PIK Notes due 2020  (incorporated by reference to Exhibit 4.11 to our Annual Report on From 10-K for the year ended December 31, 2016).

4.6

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

4.7

Junior Lien Intercreditor Agreement dated September 6, 2016, between Bank of Montreal, as priority lien collateral agent, and Bank of Montreal, as second lien collateral agent (incorporated by reference to Exhibit 4.8 to our Current Report on Form 8-K dated September 8, 2016).

4.8

Warrant Agreement dated September 6, 2016, between Comstock Resources, Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.9 to our Current Report on Form 8-K dated September 8, 2016).

4.9

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

Exhibit No.	Description
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

10.4

Credit Agreement dated March 4, 2015 among Comstock Resources, Inc., as the borrower, the lenders from time to time thereto, and Bank of Montreal as administrative agent and issuing bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 4, 2015).

10.5

Amendment and Waiver to Credit Agreement dated June 19, 2015, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.6

Second Amendment to Credit Agreement dated September 6, 2016, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 8, 2016).

10.7

Third Amendment to Credit Agreement dated September 30, 2017, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.8

Lease between Stonebriar I Office Partners, Ltd., and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.9

First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005).

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

21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
99.1*	Report of Independent Petroleum Engineers on Proved Reserves as of December 31, 2017.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 26, 2018		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 26, 2018
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 26, 2018
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 26, 2018
Elizabeth B. Davis
/s/ Morris E. Foster	Director	February 26, 2018
Morris E. Foster
/s/ DAVID K. LOCKETT	Director	February 26, 2018
David K. Lockett
/s/ CECIL E. MARTIN, JR.	Director	February 26, 2018
Cecil E. Martin, Jr.
/s/ FREDERIC D. SEWELL	Director	February 26, 2018
Frederic D. Sewell
/s/ DAVID W. SLEDGE	Director	February 26, 2018
David W. Sledge
/s/ JIM L. TURNER	Director	February 26, 2018
Jim L. Turner

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Comstock Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2017, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2003.
Dallas, Texas

February 26, 2018

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2017

	December 31,
	2016	2017
	(In thousands)
ASSETS
Cash and Cash Equivalents	$65,904	$61,255
Accounts Receivable:
Oil and gas sales	19,339	26,700
Joint interest operations	3,105	11,872
Derivative Financial Instruments	—	1,318
Assets Held for Sale	—	198,615
Other Current Assets	1,824	2,745
Total current assets	90,172	302,505
Property and Equipment:
Oil and gas properties, successful efforts method	3,797,101	2,631,750
Other	19,590	18,918
Accumulated depreciation, depletion and amortization	(3,018,029)	(2,042,739)
Net property and equipment	798,662	607,929
Income Taxes Receivable	—	19,086
Other Assets	1,040	899
	$889,874	$930,419
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$45,311	$126,034
Derivative Financial Instruments	6,030	—
Accrued Expenses	40,366	42,455
Total current liabilities	91,707	168,489
Long-term Debt	1,044,506	1,110,529
Deferred Income Taxes	9,126	10,266
Reserve for Future Abandonment Costs	15,804	10,407
Total liabilities	1,161,143	1,299,691
Commitments and Contingencies
Stockholders' Deficit:
Common stock—$0.50 par, 75,000,000 shares authorized, 13,937,627 and 15,427,561 shares issued and outstanding at December 31, 2016 and 2017, respectively	6,969	7,714
Common stock warrants	5,672	3,557
Additional paid-in capital	531,924	546,696
Accumulated deficit	(815,834)	(927,239)
Total stockholders' deficit	(271,269)	(369,272)
	$889,874	$930,419

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2016 and 2017

	2015	2016	2017
	(In thousands, except per share amounts)
Natural gas sales	$109,753	$122,623	$208,741
Oil sales	142,669	53,083	46,590
Total oil and gas sales	252,422	175,706	255,331
Operating expenses:
Production taxes	10,286	4,933	5,373
Gathering and transportation	14,298	15,824	17,538
Lease operating	64,502	47,696	37,859
Exploration	70,694	84,144	—
Depreciation, depletion and amortization	321,323	141,487	123,557
General and administrative, net	23,541	23,963	26,137
Impairment of oil and gas properties	801,347	27,134	43,990
Loss on sale of oil and gas properties	112,085	14,315	1,060
Total operating expenses	1,418,076	359,496	255,514
Operating loss	(1,165,654)	(183,790)	(183)
Other income (expenses):
Gain (loss) from derivative financial instruments	2,676	(5,356)	16,753
Net gain on extinguishment of debt	78,741	189,052	—
Interest expense	(118,592)	(128,743)	(146,449)
Other income	1,275	872	530
Total other income (expenses)	(35,900)	55,825	(129,166)
Loss before income taxes	(1,201,554)	(127,965)	(129,349)
Benefit from (provision for) income taxes	154,445	(7,169)	17,944
Net loss	$(1,047,109)	$(135,134)	$(111,405)

Net loss per share – basic and diluted	$(113.53)	$(11.52)	$(7.61)
Basic and diluted weighted average shares outstanding	9,223	11,729	14,644

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Shares	Common Stock- Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)
						Total
	(In thousands)

Balance at January 1, 2015	9,372	$4,686	$—	$499,177	$366,409	$870,272
Stock-based compensation	188	94	—	8,055	—	8,149
Income tax withholdings related to equity awards	(16)	(8)	—	(518)	—	(526)
Income taxes related to equity award vesting	—	—	—	(2,044)	—	(2,044)
Net loss	—	—	—	—	(1,047,109)	(1,047,109)
Balance at December 31, 2015	9,544	4,772	—	504,670	(680,700)	(171,258)
Stock-based compensation	232	116	—	4,544	—	4,660
Income tax withholdings related to equity awards	(41)	(20)	—	(293)	—	(313)
Common stock issued for debt conversion	176	88	—	1,551	—	1,639
Common stock issued in exchange for debt	2,771	1,385	—	12,218	—	13,603
Common stock warrants issued	—	—	15,623	—	—	15,623
Common stock warrants exercised	1,256	628	(9,951)	9,336	—	13
Stock issuance costs	—	—	—	(102)	—	(102)
Net loss	—	—	—	—	(135,134)	(135,134)
Balance at December 31, 2016	13,938	6,969	5,672	531,924	(815,834)	(271,269)
Stock-based compensation	451	225	—	5,698	—	5,923
Income tax withholdings related to equity awards	(34)	(16)	—	(296)	—	(312)
Common stock issued for debt conversion	826	412	—	7,377	—	7,789
Common stock warrants exercised	247	124	(2,115)	1,993	—	2
Net Loss	—	—	—	—	(111,405)	(111,405)
Balance at December 31, 2017	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2016 and 2017

	2015	2016	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,047,109)	$(135,134)	$(111,405)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Deferred and non-current income taxes	(155,249)	7,105	(18,080)
Loss on sale of oil and gas properties	112,085	14,315	1,060
Impairment of oil and gas properties	801,347	27,134	43,990
Dry hole costs, exploratory lease impairments and other exploration costs	70,694	84,144	—
Depreciation, depletion and amortization	321,323	141,487	123,557
(Gain) loss on derivative financial instruments	(2,676)	5,356	(16,753)
Cash settlements of derivative financial instruments	1,230	2,120	9,405
Gain on extinguishment of debt	(78,741)	(189,052)	—
Amortization of debt discount, premium and issuance costs	5,144	17,788	35,880
Interest paid in-kind	—	11,860	38,073
Stock-based compensation	8,149	4,660	5,923
Income taxes related to equity award vesting	2,044	—	—
Decrease (increase) in accounts receivable	30,248	(3,651)	(16,128)
Decrease (increase) in other current assets	8,112	169	(921)
Increase (decrease) in accounts payable and accrued expenses	(46,515)	(12,029)	80,013
Net cash provided by (used for) operating activities	30,086	(23,728)	174,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(264,210)	(57,424)	(180,481)
Proceeds from sales of oil and gas properties	102,485	27,855	1,528
Net cash used for investing activities	(161,725)	(29,569)	(178,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	790,000	—	8,000
Principal payments on debt	(465,000)	—	(8,000)
Payments to retire debt	(42,655)	(3,397)	—
Debt and equity issuance costs	(16,201)	(11,108)	—
Income tax withholdings related to equity awards	(526)	(313)	(312)
Income taxes related to equity award vesting	(2,044)	—	—
Common stock warrants exercised	—	13	2
Net cash provided by (used for) financing activities	263,574	(14,805)	(310)
Net increase (decrease) in cash and cash equivalents	131,935	(68,102)	(4,649)
Cash and cash equivalents, beginning of the year	2,071	134,006	65,904
Cash and cash equivalents, end of the year	$134,006	$65,904	$61,255

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

Management of the Company has assessed the Company's financial condition, the current capital markets and its future plans given different scenarios of oil and natural gas prices and believes the Company has adequate liquidity to fund its operations for at least twelve months from the date of issuance of these financial statements, which is the requirement to be considered a going concern under generally accepted accounting principles.  Management cannot predict how an extended period of low oil and natural gas prices will affect the Company's future operations and liquidity levels.

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

Other Current Assets

Other current assets at December 31, 2016 and 2017 consist of the following:

	As of December 31,
	2016	2017
	(In thousands)
Pipe and oil field equipment inventory	$1,183	$998
Production tax refunds receivable	303	1,409
Other	338	338
	$1,824	$2,745

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement. There are no financial assets or liabilities accounted for at fair value as of December 31, 2017 that are a Level 3 measurement.

At December 31, 2017, the Company had an asset for the fair value of its natural gas price swap agreements of $1.3 million.  The Company had a liability for the fair value of derivative financial instruments outstanding at December 31, 2016 of $6.0 million.  There were no offsetting swap positions in 2016 or 2017. The change in fair value of these natural gas swaps was recognized as a gain or loss and included as a component of other income (expense).

As of December 31, 2017, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $1.2 billion.  As of December 31, 2016, the Company's fixed rate debt had a carrying value of $1.1 billion and a fair value of $1.1 billion.  The fair market value of the Company's fixed rate debt was based on quoted prices as of December 31, 2017 and December 31, 2016, a Level 2 measurement.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. Amortization is calculated at the field level. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Unproved oil and gas properties are periodically assessed for impairment on a property by property basis, and any impairment in value is charged to exploration expense. During 2015 and 2016, impairment charges of $68.9 million and $84.1 million, respectively, were recognized in exploration expense related to certain leases that the Company no longer expects to drill on. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company periodically assesses the need for an impairment of the costs capitalized for its evaluated oil and gas properties on a property-by-property basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk-adjusted probable reserves.  Undrilled acreage is valued based on sales transactions in comparable areas.  Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for oil and natural gas prices, future oil and natural gas production, production costs, capital expenditures, and the total proved and risk-adjusted probable oil and natural gas reserves expected to be recovered.  Management's oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date.  The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.  The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year.

Comstock sold various oil and gas properties in 2017 for total proceeds of $1.5 million and recognized a loss of $1.1 million on these divestitures. The Company also recognized an impairment of $43.8 million to adjust the carrying value of the Company's South Texas oil properties to fair value less costs to sell of $198.6 million when the assets were designated as held for sale in the fourth quarter of 2017.  We determined the fair value based on estimated discounted future net cash flows of the properties appropriately risk adjusted based on indication of values received from potential acquirers in a competitive bid process.  There can be no assurance that we will ultimately be able to complete a sale of the properties at the estimated fair value. In 2016, the Company recognized impairments of $27.1 million on certain of its oil and gas properties, including an impairment of $20.8 million to adjust the carrying value of the Company's South Texas natural gas properties to fair value of $42.5 million when the assets were designated as held for sale in the first quarter of 2016.  The fair value of the other properties impaired in 2016 was $21.1 million.

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

Accrued Expenses

Accrued expenses at December 31, 2016 and 2017 consist of the following:

	As of December 31,
	2016	2017
	(In thousands)
Accrued drilling costs	7,498	$5,874
Accrued interest payable	$22,721	21,277
Accrued transportation costs	2,227	3,269
Accrued employee compensation	6,292	6,449
Asset retirement obligation – assets held for sale	—	4,557
Other	1,628	1,029
	$40,366	$42,455

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

The following table summarizes the changes in the Company's total estimated liability:

	2016	2017
	(In thousands)
Reserve for Future Abandonment Costs at beginning of the year	$20,093	$15,804
New wells placed on production	3	7
Changes in estimates and timing	(553)	(1,260)
Liabilities settled	(409)	(77)
Assets held for sale	—	(4,557)
Asset divestitures	(4,268)	(320)
Accretion expense	938	810
Reserve for Future Abandonment Costs at end of the year	$15,804	$10,407

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

Major Purchasers

In 2015, the Company had two major purchasers of its oil  and natural gas production that represented 52% and 25% of its total oil and gas sales.  In 2016, the Company also had four major purchasers of its oil and natural gas production that represented 42%, 17%, 14% and 12% of its total oil and gas sales.  In 2017, the Company had four major purchasers of its oil and natural gas production that accounted for 34%, 17%, 16% and 15% of its total oil and gas sales.  The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock utilizes the sales method of accounting for oil and natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of oil or natural gas sold to purchasers. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2016 or 2017. Sales of oil and natural gas generally occur at the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $13.9 million, $12.4 million and $11.7 million in 2015, 2016 and 2017, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the tax consequences attributable to the future utilization of existing net operating loss and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change in rate is enacted.

Earnings Per Share

Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units ("PSUs") represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  Unexercised common stock warrants represent the right to convert the warrants into common stock at an exercise price of $0.01 per share.  The treasury stock method is used to measure the dilutive effect of unexercised common stock warrants.  The shares that would be issuable upon exercise of the conversion rights contains in the Company's convertible debt for each period are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion. None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Basic and diluted earnings per share for the years ended December 31, 2015, 2016 and 2017 were determined as follows:

	2015			2016			2017
	Income (Loss)	Shares	Per Share	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands except per share data)

Basic and Diluted Net Loss Attributable to Common Stock	$(1,047,109)	9,223	$(113.53)	$(135,134)	11,729	$(11.52)	$(111,405)	14,644	$(7.61)

Basic and diluted per share amounts are the same for the years ended December 31, 2015, 2016, and 2017 due to the net loss reported during each of those years.

At December 31, 2015, 2016 and 2017, 314,048, 354,986 and 619,867 shares of unvested restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	2015	2016	2017
	(In thousands)
Unvested restricted stock	293	344	612

All stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period were as follows:

	2015	2016	2017
	(In thousands except per share data)

Weighted average stock options	20	11	—
Weighted average exercise price per share	$164.75	$166.10	—
Weighted average warrants for common stock	—	337	463
Weighted average exercise price per share	$—	$0.01	$0.01
Weighted average PSUs	136	136	274
Weighted average grant date fair value per unit	$35.35	$22.17	$17.12
Weighted average contingently convertible shares	—	11,574	37,046
Weighted average conversion price per share	$—	$12.32	$12.32

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the years ended December 31, 2015, 2016 and 2017, respectively, were as follows:

	2015	2016	2017
	(In thousands)
Interest payments	$94,177	$105,449	$73,941
Income tax payments	$77	$—	$3

The Company capitalizes interest on its unevaluated oil and gas property costs during periods when it is conducting exploration activity on this acreage. The Company did not capitalize interest in 2017 or 2016.  The Company capitalized interest of $0.9 million in 2015.  The Company also paid in-kind $11.9 million and $38.1 million of interest on its convertible notes in 2016 and 2017, respectively.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. The Company has completed its review of its primary oil and natural gas marketing agreements in order to assess the impact of adoption, and it has assessed that adoption of this standard will not have a material impact on the Company's financial statements because revenue will continue to be recognized as production is delivered.  The Company is adopting this standard in the first quarter of 2018 utilizing the modified retrospective method.

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

(2)  Acquisitions and Dispositions of Oil and Gas Properties

In 2017, the Company entered agreements to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas with USG Properties Haynesville, LLC ("USG").  As of December 31, 2017, USG had acquired approximately 6,300 net acres prospective for Haynesville shale development for the joint development program primarily in Caddo Parish, Louisiana.  The Company operates wells drilled on USG's acreage and has the right to acquire a 25% working interest in the acreage by reimbursing USG for the attributable acreage costs of the wells being drilled increasing to 40% starting with the 13th well drilled. USG is also participating in four wells being drilled in the Company's Bossier shale acreage in Sabine Parish, Louisiana and in a Haynesville shale drilling program on approximately 5,700 acres of Comstock's acreage in Harrison County, Texas.  Under the terms of the participation agreements for Sabine Parish and Harrison County acreage owned by the Company, Comstock will receive between $1.1 million and $1.4 million, respectively, for 50% of Comstock's interest for each location for acreage and infrastructure related to each well location, with $400,000 of that amount being paid only if each well meets or exceeds established production targets.  Comstock also receives $80,000 for each well drilled as consideration for the Company's services managing the joint development program in addition to customary operating fees for each well drilled except for the four Bossier shale wells.  Comstock and USG plan to continue to acquire additional acreage for the joint development program.

Results of operations for the properties that were sold and classified as held for sale in 2015, 2016 and 2017 were as follows:

	Year Ended December 31,
	2015	2016	2017
	(In thousands)
Total oil and gas sales	$157,956	$63,303	$48,949
Total operating expenses(1)	(274,651)	(80,467)	(44,861)
Operating income (loss)	$(116,695)	$(17,164)	$4,088

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

In October 2017, Comstock adopted a plan of sale for its oil properties located in South Texas.  The Company recognized an impairment of $43.8 million in the fourth quarter of 2017 to adjust the carrying value of these assets to their fair value less costs to sell.  We determined the fair value based on estimated discounted future net cash flows of the properties appropriately risk adjusted based on indication of values received from potential acquirers in a competitive bid process.  There can be no assurance that we will ultimately be able to complete a sale of the properties at the estimated fair value. The asset retirement liability of $4.6 million associated with these assets was reclassified to current liabilities as of December 31, 2017.  In December 2016, the Company sold certain of its natural gas properties located in South Texas realizing net proceeds of $25.8 million.  The Company recognized a loss on the sale of these assets in 2016 totaling $13.4 million and an impairment of $20.8 million in the first quarter of 2016 to adjust the carrying value of these assets to their fair value.  The Company also sold certain other oil and gas properties during 2016 for total proceeds of $2.1 million.  The Company recognized a loss of $1.6 million on these divestitures.  In July 2015, the Company sold its Burleson County, Texas properties for proceeds of $102.5 million, recognizing a net loss on sale of $112.1 million.

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

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2016	2017
	(In thousands)
Proved properties:
Leasehold costs	$662,022	$491,507
Wells and related equipment and facilities	3,135,079	2,140,243
Accumulated depreciation depletion and amortization	(3,009,236)	(2,032,927)
	$787,865	$598,823

Costs Incurred

	For the Years Ended December 31,
	2015	2016	2017
	(In thousands)
Unproved property acquisitions	$12,972	$—	$—
Development costs	221,265	58,587	177,432
Exploration costs	12,265	—	—
	$246,502	$58,587	$177,432

(4) Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2016	2017
	(In thousands)
10% Senior Secured Toggle Notes due 2020:
Principal	$697,195	$697,195
Discount, net of amortization	(11,955)	(8,901)
7¾% Convertible Second Lien PIK Notes due 2019:
Principal	268,432	284,442
Accrued interest payable in kind	6,645	5,572
Discount, net of amortization	(61,230)	(38,748)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	174,182	187,062
Accrued interest payable in kind	735	817
Discount, net of amortization	(38,959)	(31,844)
10% Senior Notes due 2020:
Principal	2,805	2,805
7¾% Senior Notes due 2019:
Principal	17,959	17,959
Premium, net of amortization	118	65
9½% Senior Notes due 2020:
Principal	4,860	4,860
Discount, net of amortization	(98)	(70)
	0
Debt issuance costs, net of amortization	(16,183)	(10,685)
	$1,044,506	$1,110,529

The premium and discount on the senior notes are being amortized over the lives of the senior notes using the effective interest rate method. Issuance costs are amortized over the lives of the senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt, and any associated paid-in kind interest payable, as of December 31, 2017 by year of maturity:

	2018	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
10% Senior Secured Toggle Notes due 2020	$—	$—	$697,195	$—	$—	$—	$697,195
7¾% Convertible Second Lien PIK Notes due 2019	$—	$290,014	$—	$—	$—	$—	$290,014
9½% Convertible Second Lien PIK Notes due 2020	—	—	187,879	—	—	—	187,879
10% Senior Notes due 2020	—	—	2,805	—	—	—	2,805
7¾% Senior Notes due 2019	—	17,959	—	—	—	—	17,959
9½% Senior Notes due 2020	—	—	4,860	—	—	—	4,860
	$—	$307,973	$892,739	$—	$—	$—	$1,200,712

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

The exchange of the 10% Senior Secured Notes due 2020 for the 10% Senior Secured Toggle Notes due 2020 was accounted for as a modification of debt.  Accordingly no gain or loss was recognized on the exchange.  The value of the warrants issued to the noteholders on September 6, 2016, a Level 2 measurement, is being amortized to interest expense over the life of the notes.  Transaction costs of $4.5 million related to the exchange were recognized in 2016 as a reduction to the gain on extinguishment of debt which is reported as a component of other income (loss).  The exchange of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 for the Convertible Second Lien PIK Notes was accounted for as a debt extinguishment given the substantial difference in the terms of the exchanged notes.  A gain of $106.2 million on extinguishment of debt was recognized in 2016 on this exchange representing the difference between the fair market value of the new convertible notes and the carrying amount of the 7¾% Senior Notes due 2019 and the 9½% Senior Notes due 2020 that were exchanged.  Transaction costs of $6.5 million related to these exchanges have been reflected as debt issuance costs which are being amortized to interest expense over the lives of the notes.  The Company determined the fair value of the convertible notes based upon the average trading prices for the notes subsequent to closing of the exchange.  This valuation was a Level 2 measurement.

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

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019. As of December 31, 2017, there were no borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%.  A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures.  The only financial covenants are the maintenance of a ratio of current assets, including availability under the revolving credit facility, to current liabilities of at least 0.9 to 1.0 which increases to 1.0 to 1.0 on March 31, 2018 and the maintenance of an asset coverage ratio of proved developed oil and natural gas reserves to the amount outstanding under the revolving credit facility of at least 2.5 to 1.0.  The Company was in compliance with these covenants as of December 31, 2017.

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

(5) Commitments and Contingencies

Commitments

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the years ended December 31, 2015, 2016 and 2017 was $1.5 million, $1.5 million and $1.6 million, respectively.  Minimum future payments under the leases at December 31, 2017 are as follows:

(In thousands)
2018	$1,560
2019	1,560
2020	1,560
2021	1,560
2022	—
$6,240

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of December 31, 2017 totaled $2.4 million.  As of December 31, 2017, the Company had contracted for contract drilling services through June 2018 of $7.4 million.

Contingencies

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2016 or 2017.

(6) Stockholders' Equity

The authorized capital stock of the Company consists of 75 million shares of common stock, $0.50 par value per share, and 5 million shares of preferred stock, $10.00 par value per share. The preferred stock may be issued in one or more series, and the terms and rights of such stock will be determined by the Board of Directors. There were no shares of preferred stock outstanding at December 31, 2016 or 2017.

In 2017, holders of the Company's convertible notes converted $9.9 million of principal amount of the notes into 826,327 shares of common stock.  In 2016, holders of the Company's convertible notes converted $2.1 million in principal of the notes into 176,175 shares of the Company's common stock.

The Company issued warrants to acquire 1,917,342 shares of common stock for $0.01 per share in connection with the 2016 debt exchange.  As of December 31, 2017, warrants have been exercised for 1,502,255 shares of common stock, and 415,087 of the warrants remained outstanding.

(7) Stock-based Compensation

The Company grants restricted shares of common stock and performance share units to key employees and directors as part of their compensation under the 2009 Long-term Incentive Plan. Future awards of performance share units, restricted stock grants or other equity awards are available under the stockholder approved 2009 Long-term Incentive Plan for 1,983,864 shares of common stock.

During 2015, 2016 and 2017, the Company had $8.1 million, $4.7 million and $5.9 million, respectively, in stock-based compensation expense which is included in general and administrative expenses.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one to three years, using the straight-line method. Total compensation expense recognized for restricted stock grants was $6.0 million, $3.4 million and $3.9 million for the years ended December 31, 2015, 2016 and 2017, respectively. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.

A summary of restricted stock activity for the year ended December 31, 2017 is presented below:

	Number of Restricted Shares	Weighted Average Grant Price

Outstanding at January 1, 2017	354,986	$15.60
Granted	500,002	$11.11
Vested	(185,652)	$18.88
Forfeitures	(49,469)	$13.10
Outstanding at December 31, 2017	619,867	$11.14

The per share weighted average fair value of restricted stock grants in 2015, 2016 and 2017 was $26.70, $5.46 and $11.11, respectively. Total unrecognized compensation cost related to unvested restricted stock of $3.8 million as of December 31, 2017 is expected to be recognized over a period of 1.8 years. The fair value of restricted stock which vested in 2015, 2016 and 2017 was $3.7 million, $1.3 million and $1.7 million, respectively.

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

The fair value of PSUs was measured at the grant date using the Geometric Brownian Motion Model ("GBM Model") an equation that can create a series of outcomes over time. The GBM model allows the Company to create multiple prospective total return pathways, statistically analyze these simulations, and ultimately make inferences to the most likely path the total return will take. Significant assumptions used in this simulation include the Company's expected volatility and a risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the vesting periods, as well as the volatilities for each of the Company's peers. Assumptions regarding volatility included the historical volatility of each company's stock and the implied volatilities of publicly traded stock options.

Significant assumptions use to value PSUs in 2015, 2016 and 2017 included:

	For the Years Ended December 31,
	2015	2016	2017

Risk free interest rate	1.1%	0.9%	1.6%
Range of implied volatility:
Minimum	37%	47%	37%
Maximum	65%	92%	134%

In 2015, the Company granted 94,250 PSUs with a grant date fair value of $0.7 million, or $7.30 per unit.  In 2016, the Company granted 60,015 PSUs with a grant date fair value of $0.4 million, or $7.00 per unit. In 2017, the Company granted 241,814 PSUs with a grant date fair value of $4.4 million, or $18.17 per unit.   The fair value of PSUs is amortized over the vesting period of one to three years, using the straight-line method. Total compensation expense recognized for PSUs was $2.1 million, $1.3 million and $2.0 million for the years ended December 31, 2015, 2016 and 2017, respectively.

A summary of PSU activity for the year ended December 31, 2017 is presented below:

	Number of PSUs	Weighted Average Grant Price

Outstanding at January 1, 2017	134,650	$22.17
Granted	241,814	$18.17
Unearned or forfeited	(94,664)	$27.01
Outstanding at December 31, 2017	281,800	$17.12

The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 269,300 shares of common stock based on the achieved performance ranges from zero to two.  As of December 31, 2017, there was $3.0 million of total unrecognized expense related to PSUs, which is being amortized through December 31, 2019.  85,987 PSUs were earned in 2018 and 10,857 were forfeited based on completion of a performance period.

(8) Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were $888,000, $758,000 and $760,590 for the years ended December 31, 2015, 2016 and 2017, respectively.

(9) Income Taxes

The following is an analysis of the consolidated income tax provision (benefit):

	For the Years Ended December 31,
	2015	2016	2017
	(In thousands)
Current - Federal	$—	$—	$(19,086)
- State	804	64	136

Deferred - Federal	(149,171)	—	—
- State	(6,078)	7,105	1,006
	$(154,445)	$7,169	$(17,944)

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's effective tax rate and the 35% federal statutory rate for 2015 to 2017 and 21% for 2018 and future years is caused by the elimination of the corporate alternative minimum tax pursuant to the Tax Cuts and Jobs Act enacted on December 22, 2017, non-deductible stock compensation, state taxes and the establishment of a valuation allowance on deferred taxes.  The impact of these items varies based upon the Company's full year loss and the jurisdictions that are expected to generate the projected losses.

In recording deferred income tax assets, the Company considers whether it is more likely than not that its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The Company will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future periods.

The difference between the customary rate of 35% for 2015 to 2017 and the effective tax rate on losses is due to the following:

	For the Years Ended December 31,
	2015	2016	2017
	(In thousands)
Tax benefit at statutory rate	$(420,544)	$(44,788)	$(45,272)
Tax effect of:
Effect of the Tax Cuts and Jobs Act net of valuation allowance	—	—	(19,086)
Valuation allowance on deferred tax assets	283,585	69,890	41,116
State income taxes, net of federal benefit	(18,218)	(18,860)	(892)
Nondeductible stock-based compensation	539	73	1,408
Net operating loss expirations	—	—	1,548
Other	193	854	3,234
Total	$(154,445)	$7,169	$(17,944)

	For the Years Ended December 31,
	2015	2016	2017
Tax at statutory rate	35.0%	35.0%	35.0%
Tax effect of:
Effect of the Tax Cuts and Jobs Act net of valuation allowance	—	—	14.8
Valuation allowance on deferred tax assets	(23.5)	(54.6)	(31.8)
State taxes, net of federal tax benefit	1.4	14.7	0.7
Nondeductible compensation	—	(0.1)	(1.1)
Net operating loss expirations	—	—	(1.2)
Other	—	(0.6)	(2.5)
Effective tax rate	12.9%	(5.6%)	13.9%

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2016 and 2017 were as follows:

	2016	2017
	(In thousands)
Deferred tax assets:
Property and equipment	$10,536	$—
Asset retirement obligation	4,628	3,489
Net operating loss carryforwards	339,914	289,803
Alternative minimum tax carryforward	20,435	1,349
Unrealized hedging loss	2,110	—
Gain on debt exchange and original issue discount	16,169	4,336
Other	8,523	3,782
	402,315	302,759
Valuation allowance on deferred tax assets	(398,120)	(298,539)
Deferred tax assets	4,195	4,220

Deferred tax liabilities:
Property and equipment	(9,203)	(11,878)
Unrealized hedging income	—	(277)
Other	(4,118)	(2,331)
Deferred tax liabilities	(13,321)	(14,486)
Net deferred tax liability	$(9,126)	$(10,266)

At December 31, 2017, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss - U.S. federal	2018-2037	$923,736
Net operating loss – state taxes	2020-2037	$1,517,214
Alternative minimum tax credits	Unlimited	$1,349

At December 31, 2017, the Company had $923.7 million in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards.  A valuation allowance has been established against all of the federal loss carryforwards and $1.4 billion of the state loss carryforwards due to the uncertainty of generating future taxable income prior to the expiration of the net operating loss carryforward periods.  During 2017 the Company established an additional valuation allowance of $41.1 million for its estimated U.S. federal and state net operating loss carryforwards and other deferred tax assets that are not expected to be utilized due to uncertainty of generating taxable income prior to the expiration of the respective state carry-over periods, and $1.5 million of the Company's federal net operating losses expired.

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later of up to 70% of its taxable income for the taxable year.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows the Company to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, it has made reasonable estimates of the effects on its existing deferred tax balances.  The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of its deferred federal tax balance was $140.4 million, which was subject to a valuation allowance at December 31, 2017. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company accordingly reversed the valuation allowance on its AMT credit carryforward of $19.1 million that will now be refundable through 2021 and has reclassified this amount from a deferred tax asset to a non-current receivable.  The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Comstock's estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

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

The Company's federal income tax returns for the years subsequent to December 31, 2013 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

(10) Derivative Financial Instruments and Hedging Activities

Comstock periodically uses swaps, floors and collars to hedge oil and natural gas prices in order to manage oil and natural gas price risk. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

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

The Company had the following outstanding derivative financial instruments used for oil and natural gas price risk management:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (MMBtu)	Contract Period
December 31, 2016:
Natural Gas Swap Agreements	$3.37 per MMBtu	23,400,000	2017
December 31, 2017:
Natural Gas Swap Agreements	$3.38 per MMBtu	2,565,000	2018

  None of the derivative contracts were designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Since January 1, 2018 Comstock has added 21,600,000 MMBtu of additional natural gas swap agreements at an average contract price of $3.00 per MMBtu.  These contracts begin in March and April 2018 and expire in February and March 2019.

The Company recognized a gain of $2.7 million, a loss of $5.4 million and a gain of $16.8 million from its derivative financial instruments for the years ended December 31, 2015, 2016 and 2017, respectively.  Cash settlements received on derivative financial instruments were $1.2 million, $2.1 million and $9.4 million for the years ended December 31, 2015, 2016 and 2017, respectively. The estimated fair value and carrying value of the Company's derivative financial instruments, was a current liability of $6.0 million as of December 31, 2016 and was a current asset of $1.3 million as of December 31, 2017.

(11) Supplementary Quarterly Financial Data (Unaudited)

	2016
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$36,163	$40,715	$50,330	$48,498	$175,706
Operating loss	$(56,490)	$(22,706)	$(98,789)	$(5,805)	$(183,790)
Net income (loss)	$(56,577)	$4,852	$(28,476)	$(54,933)	$(135,134)
Income (loss) per share:
Basic and diluted	$(5.71)	$0.42	$(2.32)	$(4.48)	$(11.52)

	2017
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Total oil and gas sales	$53,801	$61,471	$66,811	$73,248	$255,331
Operating income (loss)	$2,381	$10,470	$11,190	$(24,224)	$(183)
Net loss	$(22,931)	$(21,442)	$(24,736)	$(42,296)	$(111,405)
Loss per share:
Basic and diluted	$(1.61)	$(1.45)	$(1.67)	$(2.86)	$(7.61)

Basic and diluted per share amounts are the same for each of the quarters and for the years ended where a net loss was reported.

Results of operations include the following non-routine items of income (expense), which are presented before the effect of income taxes:

	2016
	First	Second	Third	Fourth	Total
	(In thousands)
Gain (loss) on sale of oil and gas properties	$740	$(1,647)	$(13,196)	$(212)	$(14,315)
Net gain (loss) on extinguishment of debt	$33,380	$56,196	$100,540	$(1,064)	$189,052
Impairments of unproved oil and gas properties	$(7,753)	$—	$(76,391)	$—	$(84,144)
Impairments of proved oil and gas properties	$(22,718)	$(1,742)	$(113)	$(2,561)	$(27,134)

	2017
	First	Second	Third	Fourth	Total
	(In thousands)
Gain (loss) on sale of oil and gas properties	$(24)	$—	$(1,036)	$—	$(1,060)
Impairments of proved oil and gas properties	$—	$—	$—	$(43,990)	$(43,990)

(12) Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock's net quantities of oil and natural gas reserves for each of the three years in the period ended December 31, 2017:

	2015		2016		2017
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of year	20,854	495,266	9,229	569,596	7,277	872,468
Revisions of previous estimates	(5,096)	(41,437)	(406)	130,416	1,232	33,721
Extensions and discoveries	231	168,539	64	285,076	1	291,881
Sales of minerals in place	(3,671)	(5,096)	(222)	(58,942)	(7)	(7,593)
Production	(3,089)	(47,676)	(1,388)	(53,678)	(951)	(73,521)
End of year	9,229	569,596	7,277	872,468	7,552	1,116,956
Proved Developed Reserves:
Beginning of year	16,247	324,598	9,229	311,130	7,277	321,527
End of year	9,229	311,130	7,277	321,527	7,552	436,114
Proved Undeveloped Reserves:
Beginning of year	4,607	170,668	—	258,466	—	550,941
End of year	—	258,466	—	550,941	—	680,842

Reserves associated with Assets Held for Sale:
Proved Reserves
Beginning of year	16,282	14,716	8,701	9,119	6,950	9,915
End of year	8,701	9,119	6,950	9,915	7,116	10,484
Proved Developed Reserves
Beginning of year	14,028	14,071	8,701	9,119	6,950	9,915
End of year	8,701	9,119	6,950	9,915	7,116	10,484
Proved Undeveloped Reserves
Beginning of year	2,253	645	—	—	—	—
End of year	—	—	—	—	—	—

The upward revisions to previous estimates in 2016 were primarily performance-related and were attributable to the Company's well performance in the Haynesville shale as well as the expansion of the Company's future drilling plans. The revisions in 2015 and 2017 were primarily related to changes in oil and natural gas prices.

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

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2016 and 2017:

	2016	2017
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$2,267,877	$3,588,764
Future Costs:
Production	(798,454)	(986,398)
Development and Abandonment	(502,848)	(672,559)
Future Income Taxes	(6,488)	5,239
Future Net Cash Flows	960,087	1,935,046
10% Discount Factor	(530,812)	(1,053,502)
Standardized Measure of Discounted Future Net Cash Flows	$429,275	$881,544
Standardized Measure of Discounted Future Net Cash Flows Related to Assets Held for Sale	$77,146	$109,134

The standardized measure of discounted future net cash flows at the end of 2016 and 2017 was determined based on the simple average of the first of month market prices for oil and natural gas for each year. Prices were $37.62 per barrel of oil and $ 2.29 per Mcf of natural gas for 2016 and $48.71 per barrel of oil and $ 2.88 per Mcf of natural gas for 2017. Prices used in determining quantities of oil and natural gas reserves and future cash inflows from oil and natural gas reserves represent prices received at the Company's sales point. These prices have been adjusted from posted or index prices for both location and quality differences. Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2015, 2016 and 2017:

	2015	2016	2017
	(In thousands)
Standardized Measure, Beginning of Year	$1,090,660	$372,139	$429,275
Net change in sales price, net of production costs	(751,774)	(45,379)	326,662
Development costs incurred during the year which were previously estimated	157,390	45,648	119,864
Revisions of quantity estimates	(111,454)	113,583	57,042
Accretion of discount	114,427	37,251	43,130
Changes in future development and abandonment costs	14,901	5,315	(62,509)
Changes in timing and other	(44,439)	(38,071)	(15,565)
Extensions and discoveries	56,216	70,149	167,135
Sales of minerals in place	(43,694)	(22,449)	(6,027)
Sales, net of production costs	(163,336)	(107,253)	(194,562)
Net changes in income taxes	53,242	(1,658)	17,099
Standardized Measure, End of Year	$372,139	$429,275	$881,544