Form 10-K/A
period 2017-12-31
COMSTOCK RESOURCES INC
filed 2018-04-30
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2018, there were 16,166,564 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Comstock Resources, Inc. ("Comstock", the "Company", "we", "our" or "us") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2018 (the "Original Filing"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we may not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the date of the Original Filing.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. No financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K. Further, because no financial statements are included in this Amendment No. 1, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMSTOCK RESOURCES, INC.

FORM 10-K/A

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors as of April 30, 2018:

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	62
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	58
D. Dale Gillette	Vice President of Legal and General Counsel	72
Daniel S. Harrison	Vice President of Operations	54
Michael D. McBurney	Vice President of Marketing	62
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	57
Russell W. Romoser	Vice President of Reservoir Engineering	66
LaRae L. Sanders	Vice President of Land	56
Richard D. Singer	Vice President of Financial Reporting	63
Blaine M. Stribling	Vice President of Corporate Development	47
Elizabeth B. Davis	Director	55
Morris E. Foster	Director	75
David K. Lockett	Director	63
Cecil E. Martin	Director	76
Frederic D. Sewell	Director	83
David W. Sledge	Director	61
Jim L. Turner	Director	72

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

Mr. Allison has 30 years of executive leadership experience in the oil and gas industry. Mr. Allison combines his educational background in business and in commercial law, along with his entrepreneurial spirit, his driven work ethic and extensive knowledge of the oil and gas industry, to pursue disciplined investments intended to enhance stockholder value.

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

Mr. Burns is an experienced financial executive with extensive knowledge and experience in financial reporting, internal controls in the oil and gas industry, treasury and risk management, mergers and acquisitions, and regulatory compliance. Mr. Burns works with Mr. Allison to evaluate and consider business development opportunities and financing proposals. Mr. Burns, who is our principal contact with investors and investment bankers, updates the Board on trends in the capital markets, including the availability of debt and equity financing and transactional activity in the oil and gas industry.

Daniel S. Harrison became our Vice President of Operations in September 2017.  Mr. Harrison has been with us since 2008 and served in various engineering and operations management positions of increasing responsibility during that time. Prior to joining us, Mr. Harrison was an operations engineer at Cimarex Energy Company from 2005 to 2008. Prior to 2005, he worked in various petroleum engineering operations management positions for several independent oil and gas exploration and development companies. Mr. Harrison received a B.S. degree in Petroleum Engineering from the Louisiana State University in 1985.

D. Dale Gillette has been our Vice President of Legal since 2014 and General Counsel since 2006.  From 2006 until 2014, Mr. Gillette was also our Vice President of Land. Prior to joining us, Mr. Gillette practiced law extensively in the energy sector for 34 years, most recently as a partner with Gardere Wynne Sewell LLP (now known as Foley Gardere and before that with Locke Liddell & Sapp LLP (now known as Locke Lord LLP). During that time, he represented independent exploration and production companies and large financial institutions in numerous oil and gas transactions. Mr. Gillette has also served as corporate counsel in the legal department of Mesa Petroleum Co. and in the legal department of Enserch Corp. Mr. Gillette holds B.A. and J.D. degrees from the University of Texas and is a member of the State Bar of Texas.

Michael D. McBurney has been our Vice President of Marketing since 2013. Mr. McBurney has over 34 years of energy industry experience within the oil, natural gas, LNG and power segments. Prior to joining us, Mr. McBurney worked for EXCO Resources, Inc., an independent exploration and production company where he was responsible for natural gas and natural gas liquids marketing. From 2000 to 2006, Mr. McBurney was with FPL Energy of Florida, where he was responsible for fuel and transportation logistics for large scale power generation facilities located throughout the U.S. Mr. McBurney received a B.B.A. in Finance from the University of North Texas in 1978.

Daniel K. Presley was named our Treasurer in 2013. Mr. Presley, who has been with us since 1989, also continues to serve as our Vice President of Accounting and Controller, positions he has had held since 1997 and 1991, respectively. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a B.B.A. degree from Texas A&M University in 1983.

Russell W. Romoser has been our Vice President of Reservoir Engineering since 2012. Mr. Romoser has over 40 years of experience as a reservoir engineer both with industry and with a petroleum engineering consulting firm. Prior to joining us, Mr. Romoser served 11 years as the Acquisitions Engineering Manager for EXCO Resources, Inc. Mr. Romoser received a B.S. degree in Petroleum Engineering in 1975 and a Masters degree in Petroleum Engineering in 1976 from the University of Texas and is a Registered Professional Engineer in Oklahoma and Texas.

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

Blaine M. Stribling has been our Vice President of Corporate Development since 2012. From 2007 to 2012, Mr. Stribling served as our Asset & Corporate Development Manager. Prior to joining us, Mr. Stribling managed a development project team at Encana Oil & Gas from 2005 to 2007. Prior to 2005, he worked in various petroleum engineering operations management positions of increasing responsibility for several independent oil and gas exploration and development companies. Mr. Stribling received a B.S. degree in Petroleum Engineering from the Colorado School of Mines.

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

Dr. Davis brings to the Board executive experience from her leadership roles in higher education as well as expertise in finance and accounting from her teaching and research experiences.

Morris E. Foster was elected to the Board of Directors in May 2017. Mr. Foster retired in 2008 as Vice President of ExxonMobil Corporation and President of ExxonMobil Production Company following more than 40 years of service with the ExxonMobil group. Mr. Foster served in a number of production engineering and management roles domestically as well as in the United Kingdom and Malaysia prior to his appointment in 1995 as a Senior Vice President in charge of the upstream business of Exxon Company, USA. In 1998, Mr. Foster was appointed President of Exxon Upstream Development Company, and following the merger of Exxon and Mobil in 1999, he was named to the position of President of ExxonMobil Development Company. In 2004, Mr. Foster was named President of Exxon Mobil Production Company, the division responsible for ExxonMobil's upstream oil and gas exploration and production business, and a Vice President of ExxonMobil Corporation. Mr. Foster currently serves as Chairman of Stagecoach Properties Inc., a real estate holding corporation with properties in Salado, Houston and College Station, Texas and Carmel, California and as a member of the Board of Regents of Texas A&M University. In addition, Mr. Foster currently serves on the board of directors of Scott & White Medical Institute and First State Bank of Temple, Texas.

Mr. Foster brings to the Board extensive executive management experience in the oil and gas industry.  He additionally brings his substantial experience in international operations and mergers and acquisitions gained from his career at one of the world’s largest companies.

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

Mr. Lockett joined Dell during its start-up years and worked in executive level positions at Dell throughout his tenure there. He is an experienced manager, having supervised large organizations through a series of business cycles in the highly competitive personal computer/peripheral business. Mr. Lockett shares the good business judgment and insight gained from these experiences with the Board and also provides guidance from the perspective gained from a long career in a global market-focused company

Cecil E. Martin has served as a director since 1989 and is currently the chairman of our audit committee and our Lead Director. Mr. Martin is an independent commercial real estate investor who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also served on the board of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. until their merger with EnLink Midstream and EnLink Midstream Partners LP, respectively, in March 2014.  Mr. Martin currently serves on the board of directors of Garrison Capital, Inc. He served as chairman of the compensation committee at Crosstex Energy L.P. and currently serves as chairman of the audit committee at Garrison Capital, Inc.  Mr. Martin is a Certified Public Accountant.

Mr. Martin brings to our Board a combination of financial literacy and business management experience as well as an excellent understanding of the capital markets. Mr. Martin has a strong background in internal controls, financial reporting and financial analysis. He works closely with our Chief Financial Officer, independent public accountants and internal auditors on a wide range of issues. His service on the compensation and audit committees of other publicly traded companies allows him to bring a wide range of experience and insights as part of his service on our Board.

Frederic D. Sewell has served as a director since 2012. Mr. Sewell has extensive experience in the oil and gas industry, where he has had a distinguished career as an executive leader and a petroleum engineer. Mr. Sewell was the co-founder of Netherland, Sewell & Associates, Inc., a worldwide oil and gas consulting firm, where he served as Chairman and Chief Executive Officer until his retirement in 2008. Mr. Sewell is presently the President and Chief Executive Officer of Sovereign Resources LLC, an exploration and production company that he founded.

Mr. Sewell has over 50 years of experience as a petroleum engineer. During his career with NSAI, Mr. Sewell established relationships with many of the leading energy firms in the United States and gained extensive knowledge of domestic and international oil and gas operations. Mr. Sewell managed the growth of NSAI, which he co-founded in 1969, into one of the most respected worldwide upstream petroleum consulting organizations in the world. Mr. Sewell brings expertise and extensive knowledge of petroleum engineering, the geology of North American oil and gas basins and the estimation of oil and gas reserves to our Board.

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

Mr. Sledge is an experienced oil field executive who has managed and started drilling and oil field service companies during a career that spans more than 30 years. Mr. Sledge’s experience ranges from founding and directing the operations of a drilling rig business to serving as an executive manager for one of the largest drilling companies in the United States. Mr. Sledge has extensive contacts in the oil and gas industry, which, coupled with his oil field experience, makes him a valuable resource in understanding industry trends, operating practices and business prospects.

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

Mr. Turner brings his extensive business experience as chairman and chief executive officer of a large corporation to the Board. Mr. Turner has valuable experience in business development, finance and mergers and acquisitions. Mr. Turner’s service as a director of two NYSE-listed companies, including his service as the chairman of the board and chairman of the compensation committee, provides substantial experience and insight to our Board.

Audit Committee

The Company has an audit committee which is composed entirely of independent directors.  The members of the audit committee are as follows:  Cecil E. Martin, Elizabeth B. Davis and Frederic D. Sewell.

Audit Committee Financial Experts

Our Board has determined that the chairman of our audit committee, Mr. Martin, and Dr. Davis both meet the qualifications of an “audit committee financial expert” as that term is used in SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file with the SEC and the NYSE initial reports of ownership of our common stock and other equity securities, and reports of certain transactions in our securities. Such persons are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. The SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2017, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by the New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer (the “CEO”) and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our CEO and senior financial officers on our website in accordance with applicable SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses the material elements of our executive compensation policies and decisions and important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers (“NEOs”) and is intended to place in perspective the information presented in the following tables and the corresponding narrative.

Compensation Philosophy

Comstock’s executive compensation programs are intended to align pay outcomes with performance achievements, grow stockholder value, attract and retain executive talent and support the Company’s business strategy. We believe that our executive compensation programs as currently designed align our executives’ pay with Company performance, stockholder expectations and prevailing market practices.

Key Compensation Program Features

•

Aligns pay and performance, using an annual incentive bonus plan that is based entirely on achieving financial performance goals and by providing a portion of our long-term incentive (“LTI”) equity awards in PSUs based on relative TSR versus our peer group

•

Market competitive, by benchmarking compensation against a peer group of appropriately sized oil and gas exploration and production companies and by using similar pay practices that directly reflect the practices of this peer group

•

Incorporates stockholder interests, by aligning pay with stockholder value creation, holding discussions with large stockholders to obtain their feedback on our compensation programs and implementing many of their suggestions

•

Employs best practices in corporate governance, including adopting stock ownership guidelines, clawback and anti-hedging policies and eliminating excise and other tax gross-ups in our compensation plans

•	Governed by independent directors that are advised by independent consultants

Compensation Program Objectives

Our compensation committee has responsibility for establishing and administering the compensation objectives, policies and plans for our executive officers. The compensation program and the executive officers’ compensation are determined by the compensation committee. The committee bases its decisions concerning specific compensation elements and total compensation paid or awarded to our executive officers on several different objectives, which include:

•	Providing compensation that is competitive with the compensation of companies that have operations similar to us and are in similar markets for executive talent;
•	Encouraging focus on both short-term and long-term performance, promoting stockholder value through strategic business decisions and the achievement of performance objectives;
•	Providing performance-based incentive compensation intended to vary with company and individual performance, while appropriately moderating the impact of the cyclical nature of our business; and
•

Facilitating ownership of our common stock by our executive officers through equity-based incentives so that management’s interests are closely aligned with those of stockholders in terms of both risk and reward.

Our compensation committee held five meetings during 2017 and it has met two times to date in 2018.  In February 2018, the achievement of performance-based annual incentives for 2017 was reviewed and approved and the 2018 LTI awards were approved.  In April 2018, the compensation committee report and the Compensation Discussion and Analysis were approved as well as the performance goals for the 2018 Annual Incentive Plan.

Consideration of Prior Stockholder Advisory Vote on Executive Compensation

At the Company’s 2017 Annual Meeting of Stockholders, approximately 96% of shares present at the meeting for purposes of the proposal were voted to approve, on an advisory basis, the compensation of our named executive officers as disclosed in the proxy statement for that meeting.  Our Board of Directors and the compensation committee considered this overwhelming support, as well as our past operating performance, in making the determination that the fundamental characteristics of our executive compensation program should remain.  The next advisory stockholder vote on executive compensation is scheduled to be held at the 2020 Annual Meeting of Stockholders.

Compensation Components

The purpose and key features of each component of our executive compensation program are summarized below:

Component	Objective	Key Features
Base Salary	Reflects each executive’s level of responsibility, leadership, tenure, and contribution to the achievement of the Company’s business objectives and is designed to be competitive with our peer group	Fixed compensation that is reviewed annually and adjusted as appropriate.

Annual Incentive Award	Measures and rewards achievement of short-term performance goals that apply to the annual business plan

Performance-based cash incentives made up 100% of our executive officers’ 2017 annual incentive awards and were based on the achievement of pre-established performance goals. The performance goals are established and target awards are approved during March for each year. A target award is established, as well as threshold performance and maximum performance award levels.

Performance-based Restricted Stock Unit Awards (PSUs)	Aligns the long-term interests of our executive officers with our stockholders by determining the number of shares earned for each performance period by our TSR in comparison to the peer group	Performance-based LTI awards represent 25% to 50% of our executive officers’ LTI awards. The ultimate number of units earned is based on the achievement of our TSR relative to the peer group.

Restricted Stock Awards

Motivates our executive officers to achieve our business objectives by tying incentives to the performance of our common stock over the long term; motivates our executive officers to remain with the Company by mitigating swings in incentive values during periods of high commodity price volatility

Restricted stock awards which vest over three years under which the ultimate value realized varies with our common stock price. Restricted stock awards represent 50% to 75% of our executive officers’ LTI awards.

Component	Objective	Key Features
Executive Life Insurance Program	Provides life insurance protection and retirement savings for our executive officers	The Company’s contributions each year equal 5% of each executive’s salary and prior year’s bonus, used to purchase life insurance coverage.

Employment Agreements	Provide industry appropriate post-termination compensation in certain circumstances to our CEO, President and Chief Operating Officer

Employment agreements reflect current governance standards. Severance benefits related to a change in control require that the executive’s employment has been involuntarily or constructively terminated (“double trigger”). There are no golden parachute excise tax or other tax “gross-ups”.

Other Benefits	401(k) Plan participation and employee welfare plan programs designed to be competitive in recruiting and retaining employees	Our executive officers participate in the retirement and welfare plan programs on the same terms as all other employees.

The compensation committee has not established formal policies or guidelines with respect to the mix of base salary, annual cash bonus and stock-based awards to be paid or awarded to the executive officers. In general, the compensation committee believes that a greater percentage of the compensation for our executives should be stock-based awards and should be based on individual and overall corporate performance to align the interests of our executives with our stockholders.

Roles and Responsibilities

In 2017, the compensation committee and the Board made all compensation decisions for the Company’s executive officers including the CEO. The committee retained Meridian Compensation Partners, LLC (“Meridian”) to review our compensation program including peer benchmarking analysis to assess the competitiveness of our compensation levels, design, practices and processes. Meridian is an independent compensation consulting firm and does not provide any other services outside of matters pertaining to executive and director compensation and related corporate governance matters. Meridian reports directly to the compensation committee, which is the sole party responsible for determining the scope of services performed, the directions given regarding the performance of those services, and the approval of the payment of invoices for those services.

The compensation committee has the sole authority to retain or terminate its compensation consultant. The compensation consultant’s role with the Company is limited to executive compensation matters and no such services are performed unless at the direction of and with the approval of the committee. In connection with its engagement of Meridian, the committee considered various factors bearing on Meridian’s independence, including the amount of fees paid by the Company in 2017 and the percentage of total revenues they represented; Meridian’s policies and procedures for preventing conflicts of interest and compliance therewith; any personal and business relationship of any of Meridian’s personnel with any of our compensation committee members or executive officers; and Meridian’s policies prohibiting stock ownership by its personnel engaged in any Company matter and the compliance therewith. After reviewing these factors, the compensation committee determined that Meridian is independent and that its engagement did not present any conflict of interest.

Determining Market Compensation

Peer Group

Meridian assisted our compensation committee by making recommendations regarding market compensation. This included recommending an appropriate peer group against which to benchmark our executives’ compensation. Selection of the companies within the peer group was based not only upon the total revenue and market capitalization of companies within the exploration and production industry, but also the core areas in which the companies compete and the complexity of their operations.

For 2017, the peer group companies were:

Approach Resources Inc.	Eclipse Resources Corporation	Parsley Energy Corporation
Bill Barrett Corporation	Jones Energy, Inc.	PDC Energy, Inc.
Bonanza Creek Energy, Inc.	Laredo Petroleum, Inc.	Rex Energy Corporation
Callon Petroleum Holdings, Inc.	Matador Resources, Inc.	Stone Energy Corporation
Carrizo Oil & Gas, Inc.	Oasis Petroleum, Inc.	Ultra Petroleum Corp.

The composition of our peer group is reviewed each year and may change based on business combinations, asset acquisitions and/or sales, and other types of transactions that cause peer companies to no longer exist or no longer be comparable. The compensation committee has determined that the peer group of companies beginning in 2018 should be revised as follows:

Approach Resources Inc.	Eclipse Resources Corporation	PetroQuest Energy, Inc.
Carrizo Oil & Gas, Inc.	Jagged Peak Energy, Inc.	Resolute Energy Corporation
Contango Oil & Gas Company	Jones Energy, Inc.	Rex Energy Corporation
HighPoint Resources Corporation	Matador Resources Company	Ultra Petroleum Corporation

Benchmarking Compensation

On an annual basis, the compensation of our executive officers is benchmarked against our peer group and reviewed for market competitiveness. Meridian compiled compensation data for the peer group from a variety of sources, including proxy statements and other publicly filed documents. Peer benchmarking is only one of many considerations used to determine market compensation. Meridian also provided the compensation committee with compensation data from the 2017 North America Oil and Gas Exploration & Production Compensation Survey, administered by Meridian (data effective as of June 1, 2017).

Determination of Base Salaries

Base salaries for executive officers are based on each individual’s responsibilities, experience and performance, taking into account among other things, the individual’s initiative, contributions to our overall performance, managerial ability and handling of special projects. These same factors are applied to establish base salaries for other key management employees. Base salaries for executive officers generally are reviewed annually for possible adjustment. The compensation committee determines the base salary of our executive officers including the CEO.  The compensation committee increased the base salaries for the CEO and the President by approximately 3% in 2017 over 2016 to $825,000 and $560,000, respectively.  The increase reflected the average salary increase for all employees of the Company in 2017.  For 2018, salary levels were not increased and will be the same as 2017.

Determination of Annual Incentives

Annual cash bonuses are provided to promote achievement of our business objectives of increasing stockholder value by growing production and reserves on a profitable basis. All of our full-time employees participate in an annual bonus plan. In 2012, the compensation committee adopted the performance bonus plan, the 2012 Incentive Compensation Plan (the “Annual Incentive Plan”), for the CEO and President. Beginning in 2014, all of our executive officers were included in the Annual Incentive Plan.

The compensation committee set the funding for the 2017 performance-based bonus pool at 3% of the Company’s EBITDAX (earnings before interest, tax, depreciation, amortization and exploration expense), a measure of profitability that is commonly used within the oil and gas exploration and production industry. Individual bonus awards were determined through the Annual Incentive Plan based on the achievement of financial, strategic and operational objectives.

In March 2017, the compensation committee approved target bonus opportunities for the executive officers, expressed as a percentage of their annual base salary. The bonus targets were determined based on the results of Meridian’s competitive benchmarking analysis and are reviewed annually.

 The 2017 threshold, target and maximum bonus opportunities for our NEOs that were established by the compensation committee were as follows:

Position	Threshold	Target	Maximum
	(Percentage of Annual Base Salary)
CEO	50%	100%	200%
President	45%	90%	180%
Chief Operating Officer	40%	80%	160%
General Counsel	30%	60%	120%
Assistant Treasurer, Controller and Vice President of Accounting	30%	60%	120%

The executives had the opportunity to earn bonus awards within a range of 0% to a maximum of 200% of their target bonus opportunity, based on the Company’s performance relative to pre-determined bonus components and goal levels.

For 2017, the bonus components and goal levels were as follows:

	Weighting	Threshold	Target	Maximum
Production Growth	30%	15% increase over pro forma 2016	25% increase over pro forma 2016	40% increase over pro forma 2016
Operating Efficiency % (Improvement in operating costs from $1.10 per Mcfe)	15%	10% increase over 2016	20% increase over 2016	30% increase over 2016
Reserve Replacement %	30%	100%	150%	200%
Other Key Objectives	25%
* Total Shareholder Return ("TSR") Relative TSR to Peer Group
* Enhancing Liquidity
* Execution of Strategic Plan
* Leadership Development

Each bonus component was weighted and up to 50% of the weighted portion of target bonus could have been earned for achievement of the threshold goal level; up to 100% could have been earned for achievement of the target goal level; and up to 200% could have been earned for achievement of the maximum goal level. For performance between the threshold, target and maximum goal levels, weighted bonus contributions were determined using straight-line interpolation. If performance for a bonus component was below the threshold goal level, no bonus was earned for that bonus component.

The Company’s achievement of the defined performance goals in 2017 was as follows:

	Achievement	% of Target
Production Growth	35%	167%
Improvement to Operating Efficiency	31%	200%
Reserve Replacement	381%	200%
Other Key Objectives	3 of the 4 Objectives were above Target

Based on the achievement of goals in 2017, our executives earned payouts of 162% of their target awards.

Long-term Incentive Awards

Our executives are eligible to receive long-term incentive awards under our stockholder approved 2009 Plan, which allows the compensation committee to select from among a variety of award vehicles to make individual awards. The committee believes long-term incentive awards align the interests of the executives with the interests of our stockholders, provide competitive total compensation opportunities and support the attraction and retention of key talent.

Restricted stock awards typically vest over three years. One-third of the PSUs granted could be earned based on the Company’s TSR performance relative to a peer group in each of one-, two- and three-year performance periods. The use of three performance periods allows us to properly manage the shares available for such awards under the 2009 Plan.

During February 2017, the compensation committee approved LTI awards to the executives including PSUs and restricted stock. In making decisions concerning these awards, the committee considered competitive benchmarking data, the performance of the Company, individual performance, and other factors the committee deemed relevant. The following table reflects the LTI awards made in February 2017 to our NEOs:

	Restricted Stock Awards	PSU Awards
	(Shares)	(Units)
CEO	104,167	104,167
President	70,707	70,707
Chief Operating Officer	37,879	37,879
Vice President of Operations	10,000	—
General Counsel	16,809	5,603
Vice President of Accounting, Controller and Treasurer	12,311	4,104

To determine the PSUs earned, the committee certifies our TSR relative percentile. The number of shares that may be earned ranges from 0% to 200% of the target PSUs granted. If our relative TSR performance is less than the 20th percentile, none of the PSUs are earned. If our relative TSR performance is at least the 50th percentile, 100% of the target PSUs are earned. If our relative TSR performance is at least the 90th percentile, 200% of the target PSUs are earned. Earned PSUs are interpolated between threshold, target and maximum performance. The executive’s earned PSUs, as certified annually, are settled in the form of shares of restricted stock, which vest only if the executive remains employed following the end of the three-year performance period. The restricted stock vests over three years, one-third per year from the date of grant.

The Company’s TSR performance in 2017 resulted in unearned PSU grants awarded in 2015 being forfeited by the Company’s executive officers.  44% of the 2016 PSU grants and all of the 2017 PSU grants that could have been earned (one-third of the original grants) were earned and converted into restricted shares that are subject to future vesting through the remainder of each three year period. The remaining 2016 PSUs can be earned based on the Company’s future relative TSR performance against its peer group for the remaining performance period of January 1, 2016 through December 31, 2018. The remaining 2017 PSUs can be earned based on the Company’s relative TSR performance for the remaining performance periods of January 1, 2017 through December 31, 2018 and January 1, 2017 through December 31, 2019.

Executive Life Insurance Plan

We have an executive life insurance plan for our executive officers. The purpose of this plan is to provide additional life insurance protection to our executive officers and savings for their retirement. Under this plan, we contribute five percent of each participant’s annual cash compensation to purchase a variable universal life insurance policy. Each participant directs the investment of the policy’s cash values among a selection of mutual funds offered by the carrier. During employment, the participants may designate a beneficiary to receive payment of the death benefit (reduced by the amount of the premiums paid by us, which are repaid to us), but have no other rights of ownership in the policy. Upon a participant’s termination of employment, the policy will be transferred to the participant. Contributions to this plan totaled $354,997 in 2017.

Other Benefits

Our executive officers receive medical, group life insurance and other benefits including matching contributions under our 401(k) plan that are available generally to all of our salaried employees over 21 years of age. We have no defined benefit retirement plans for any of our employees.

Other Matters Affecting Our Executive Compensation

Limitation on Income Tax Deduction for Executive Compensation

Section 162(m) of the Internal Revenue Code, as modified by the Tax Cuts and Jobs Act (the “TCJA”), generally limits the corporate income tax deduction for compensation paid to any individual who served as the CEO or Chief Financial Officer at any time during the taxable year and the three other most highly compensated officers (other than the CEO and Chief Financial Officer) for the taxable year. These five individuals are considered “covered employees”.  Once an individual becomes a covered employee for any taxable year beginning after December 31, 2016, that individual will remain a covered employee for all future years, including after termination of employment or even death.  The TCJA eliminated an exception under Code Section 162(m) for qualified performance-based compensation and commissions (subject to certain grand-fathered plans), so that beginning in 2018 all compensation paid to a covered employee in excess of $1 million would be nondeductible, including post-termination and post-death payments, severance, deferred compensation and payments from nonqualified plans. Based on our current understanding of the TCJA, we do not expect our plans to qualify for the grand-fathered exception.

Risk and Our Employee Compensation Program

The compensation committee reviewed the possible relationship between risk and our incentive compensation program for all employees. The compensation committee believes that there are no compensation incentives which encourage excessive risk and are reasonably likely to have a material adverse effect on the Company. The design of our incentive compensation program, which seeks to eliminate any excessive risks, includes (1) basing cash bonuses on the achievement of our business objectives of increasing stockholder value by growing production and reserves on a profitable basis, (2) the vesting of restricted stock awards annually over three years, (3) the use of equity as a significant portion of incentive compensation, and (4) stock ownership and retention requirements for our officers.

Clawback Provisions

Our CEO and President are currently subject to the forfeiture of bonuses and profits stipulated by Section 304 of the Sarbanes Oxley Act of 2002. In addition, the compensation committee adopted a recoupment policy during 2012 which would allow us to recoup excess incentive compensation from current or former executives at the vice president level or above who received incentive-based compensation during the three year period preceding the date on which we are required to prepare a financial restatement. This policy applies to incentive compensation granted on or after December 1, 2012. Our compensation committee will adopt provisions consistent with the requirements of the Dodd-Frank Act when final regulatory guidance is issued by the SEC.

Hedging Policy

Our directors and executive officers are prohibited from entering into transactions in puts, calls and other derivative securities with respect to our securities on an exchange or in any other organized market as well as short sales of our securities. These types of transactions can hedge against decreases in our stock price and encourage risky behavior. We believe these activities are often perceived as involving insider trading and may focus the holder’s attention on our short-term performance rather than our long-term objectives.

Stock Ownership Guidelines

The Company has stock ownership requirements for its directors and executive officers. The purpose of the ownership requirements is to further our goal of increasing stockholder value and to further align the interests of our directors and key executives with the interests of our stockholders. Satisfaction of the policy requires that individuals attain and retain holdings of our common stock with a cost basis equal to the following multiple of the individual’s compensation, defined as either a director’s cash retainer fee or an officer’s base salary:

•5x for the CEO and President;

•5x for non-employee directors; and

•3x for all other executive officers.

An individual’s cost basis is equal to (1) his or her actual cost, in the case of purchases in the open market, (2) the fair market value of the shares at the date of exercise of stock options or stock appreciation rights, or (3) the fair market value of the shares at the date of vesting of restricted stock, restricted stock units or performance units. Each person’s stock ownership requirement will be adjusted annually each January 1 to reflect any changes in his or her retainer or base salary. For the purpose of counting the shares owned, only vested share equivalents under Company-sponsored plans will count as shares owned. Share equivalents will not include any amounts attributable to outstanding unexercised stock options or unvested equity awards.

Generally, individuals have a five-year period to attain their stock ownership requirements. At any time at which the individual’s stock ownership requirement has not been met, including during the initial five-year period to attain compliance, the individual will be required to retain at least 50% of “Net Shares” received upon vesting of restricted stock, restricted stock units and performance units. “Net Shares” are defined to include shares of common stock that are owned by the individual after shares are sold, swapped or traded to pay applicable withholding taxes. Subsequent to achieving the initial stock ownership requirement, all directors and executives are required to continuously maintain stock ownership at their specified levels.

If an individual does not meet the applicable ownership requirements, then he or she is subject to certain restrictions upon the vesting of equity awards, and may only dispose of shares for particular reasons set forth in the policy and upon receipt of permission for the transfer by the Corporate Secretary.

The policy provides a hardship exemption, for which an individual must submit a request to the Corporate Secretary, who will review the request with the CEO or the chairman of the corporate governance/nominating committee.

Summary Compensation Table

The following table reflects the elements of compensation earned by our NEOs under our executive compensation programs.

Salary: Values shown represent the base salary earnings of the NEOs.

Bonus: Values reflect the discretionary cash bonus earned by the NEOs.

Grant Date Fair Value of Stock Awards: This column represents the grant date fair value of grants of restricted stock and PSUs.

Non-Equity Incentive Plan Compensation: This column represents the cash bonus earned under the Company’s Annual Incentive Plan.

Non-Qualified Deferred Compensation Earnings: This column reflects “above market” earnings on non-qualified deferred compensation plans. This is the difference between (i) actual earnings on the cash surrender values of universal life insurance policies owned by us insuring each executive under our Executive Life Insurance Plan, and (ii) market interest rates, as determined pursuant to the SEC’s rules.

All Other Compensation: This column represents the value of the additional benefits provided by us that include the employer match under our 401(k) plan, life insurance premiums paid by us for the benefit of certain executive officers and incremental costs incurred for personal use of our corporate aircraft.

Name and Principal Position	Year	Salary	Grant Date Fair Value of Stock Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation(2)	Total
M. Jay Allison Chief Executive Officer	2017 2016 2015	$825,000 $802,000 $802,000	$3,130,218 $590,033 $2,174,994	$1,339,723 $1,139,081 —	$ 404,034 $ 115,162 —	$207,462 $201,495 $161,692	$5,906,437 $2,847,771 $3,138,686
Roland O. Burns President and Chief Financial Officer	2017 2016 2015	$560,000 $543,500 $543,500	$2,124,745 $343,966 $1,267,934	$ 818,449 $ 694,740 —	$ 264,761 $ 57,345 —	$ 99,187 $141,362 $105,097	$3,867,142 $1,780,913 $1,916,531
Mack D. Good Former Chief Operating Officer(3)	2017 2016 2015	$300,000 $375,000 $281,250	$1,138,264 $172,450 $1,445,000	— $ 426,090 —	— — —	$ 75,172 $ 34,650 $ 15,900	$1,513,436 $1,008,190 $1,742,150
D. Dale Gillette Vice President of Legal and General Counsel	2017 2016 2015	$355,000 $346,000 $346,000	$301,498 $54,200 $199,786	$ 345,892 $ 294,854 —	— $ 4,457 —	$ 16,200 $ 15,900 $ 15,900	$1,018,590 $715,411 $561,686
Daniel S. Harrison Vice President of Operations(3)	2017 2016 2015	$295,667 $255,000 $255,000	$118,800 $11,100 $53,700	$ 369,439 $ 190,000 —	— — —	$ 16,200 $ 15,900 $ 15,900	$800,106 $472,000 $324,600
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	2017 2016 2015	$260,000 $250,000 $250,000	$220,825 $54,200 $199,786	$ 253,329 $ 213,045 —	$ 81,200 — $ 1,628	$ 16,200 $ 15,900 $ 15,900	$831,554 $533,145 $467,314
(1)	The amounts in this column represent the aggregate grant date fair value of restricted stock grants and grants of PSUs.
(2)

All other compensation includes the Company matching contributions under our 401(k) Profit Sharing Plan for each executive officer.  In addition, Mr. Allison’s other compensation includes life insurance premiums of $130,472, $127,057 and $124,644 for 2017, 2016 and 2015, respectively and $60,790, $58,538 and $21,148 for the Company’s incremental costs for personal aircraft use for 2017, 2016 and 2015, respectively.  Mr. Burns’ other compensation includes life insurance premiums of $41,432, $39,991 and $37,778 for 2017, 2016 and 2015, respectively and $51,527, $94,002 and $51,419 for the Company’s incremental costs for personal aircraft use for 2017, 2016 and 2015, respectively.  Mr. Good’s other compensation includes $43,805 and $18,750 in life insurance premiums paid by the Company in 2017 and 2016 and $15,167 for the Company’s incremental costs for personal aircraft use for 2017.  Except for these amounts, perquisites provided by us to executive officers did not exceed $10,000 for 2017, 2016 and 2015 and they are accordingly excluded from this table.

(3)

Mr. Good retired from the Company in August 2017 and Mr. Harrison became our Vice President of Operations upon Mr. Good's retirement. Mr. Harrison's cash bonuses of $369,439 and $190,000 were based upon his performance and reflected his promotion but he did not participate in the Annual Incentive Compensation Plan in 2016 or 2017.

Option Exercises and Stock Vested

There were no stock options exercised during 2017. The following table sets forth certain information with respect to the value of restricted stock and PSUs which vested during the year ended December 31, 2017.

	Restricted Stock		Performance Share Units
Name and Principal Position	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting
M. Jay Allison Chief Executive Officer	41,883	$423,019	—	—
Roland O. Burns President and Chief Financial Officer	24,417	$246,612	—	—
Mack D. Good Former Chief Operating Officer(1)	48,619	$397,295	—	—
D. Dale Gillette Vice President of Legal and General Counsel	4,036	$40,764	—	—
Daniel S. Harrison Vice President of Operations(1)	1,832	$18,504	—	—
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	4,010	$40,501	—	—
(1)	Mr. Good retired from the Company in August 2017 and Mr. Harrison became our Vice President of Operations upon Mr. Good's retirement.

Grants of Plan-Based Awards in Fiscal Year 2017

In February 2017, the compensation committee made the following awards under the Annual Incentive Plan to the NEOs:

Name and Principal Position	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
M. Jay Allison Chief Executive Officer	$412,500	$825,000	$1,650,000
Roland O. Burns President and Chief Financial Officer	$252,000	$504,000	$1,008,000
Mack D. Good Chief Operating Officer(1)	$180,000	$360,000	$720,000
D. Dale Gillette Vice President of Legal and General Counsel	$106,500	$213,000	$426,000
Daniel S. Harrison Vice President of Operations(1)	—	—	—
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	$78,000	$156,000	$312,000
(1)	Mr. Good retired from the Company in August 2017 and Mr. Harrison became our Vice President of Operations upon Mr. Good's retirement.

The threshold, target and maximum amounts represent the potential amount payable under the Annual Incentive Plan based upon achievement of the performance goals established for 2017.

In February 2017, the compensation committee also made the following equity-based awards under the 2009 Plan to the NEOs:

Name and Principal Position
		Restricted Stock (Shares)	Estimated Future Payouts Under Equity Incentive Plan Awards (Units)(2)			Grant Date
	Grant Date	Number of Shares of Stock(1)	Threshold	Target	Maximum	Fair Value of Stock Awards(3)
M. Jay Allison Chief Executive Officer	February 13, 2017	104,167	52,084	104,167	208,334	$3,130,218
Roland O. Burns President and Chief Financial Officer	February 13, 2017	70,707	35,354	70,707	141,414	$2,124,745
Mack D. Good Chief Operating Officer(4)	February 13, 2017	37,879	18,940	37,879	75,758	$1,138,264
D. Dale Gillette Vice President of Legal and General Counsel	February 13, 2017	16,809	2,802	5,603	11,206	$301,498
Daniel S. Harrison Vice President of Operations(4)	February 13, 2017	10,000	—	—	—	$118,800
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	February 13, 2017	12,311	2,052	4,104	8,208	$220,825
(1)	The restricted stock grants vest one-third on each of February 20, 2018, 2019 and 2020.
(2)

This amount represents PSUs granted under our 2009 Plan. PSUs represent the right to receive, upon settlement of the PSUs after the completion of a vesting period, a number of shares of our common stock that may be from zero to two times the number of PSUs granted on the award date, depending on the extent to which our performance criteria have been achieved. The performance criteria for the PSUs are based on the relative ranking of our TSR for the performance period and the TSR of certain peer companies for the performance period. The PSUs can be earned one-third annually over three performance periods, one year ending December 31, 2017, two years ending December 31, 2018 and three years ending December 31, 2019. The PSUs vest after three years of service to the Company.

(3)

The grant date fair value of restricted stock awards was based upon the closing price for the Company’s stock on February 13, 2017 of $11.88 per share. The grant date fair value of PSUs was determined to be $18.17 per unit. The grant date fair value of PSUs was computed based on the target award levels. Total PSU awards in 2017 were 241,814 units with a target value of $4,394,574.

(4)	Mr. Good retired from the Company in August 2017 and Mr. Harrison became our Vice President of Operations upon Mr. Good's retirement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of outstanding equity awards held by our NEOs at December 31, 2017. There were no stock option awards outstanding.

Stock Awards
Name and Principal Position	Year of Vesting	Number of Shares of Stock That Have Not Vested(#)	Market Value of Shares of Stock That Have Not Vested(1)	Number of Equity Incentive Awards That Have Not Vested(#)(2)	Market Value of Equity Incentive Awards That Have Not Vested(3)
M. Jay Allison Chief Executive Officer	2018 2019 2020	78,106 99,486 34,723	$660,776 $841,652 $293,757	— 43,039 34,723	— $364,110 $293,757
Roland O. Burns President and Chief Financial Officer	2018 2019 2020	48,860 63,816 23,569	$413,356 $539,884 $199,394	— 28,417 23,569	— $240,408 $199,394
Mack D. Good Chief Operating Officer(4)	2018 2019 2020	— — —	— — —	— — —	— — —
D. Dale Gillette Vice President of Legal and General Counsel	2018 2019 2020	9,589 10,099 5,603	$ 81,122 $ 85,437 $ 47,401	— 2,632 1,868	— $ 22,266 $ 15,803
Daniel S. Harrison Vice President of Operations(4)	2018 2019 2020	4,668 4,000 3,334	$ 39,491 $ 33,840 $ 28,206	— — —	— — —
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	2018 2019 2020	8,089 8,101 4,104	$ 68,432 $ 68,534 $ 34,720	— 2,132 1,368	— $ 18,036 $ 11,573
(1)	Market value was based on the closing price for our common stock on the last trading day of 2017 of $8.46 per share.
(2)	This column represents the number of outstanding earned and unearned PSUs at the target award levels.
(3)

This column represents the payout value for the PSUs which were earned but not vested and the projected pay out values of unearned PSUs. The projected payout values are determined by multiplying the shares earned or the target number of shares for unearned PSUs by $8.46, the closing price of our common stock on the last trading day of 2017. The actual payout for unearned PSUs will depend upon our actual performance compared to our peer group’s performance at the end of each performance period and the price of our common shares on the date on which the payouts occur.

(4)

Mr. Good retired from the Company in August 2017 and Mr. Harrison became our Vice President of Operations upon Mr. Good's retirement.  Mr. Good forfeited all stock awards upon retirement other than those that vested through December 31, 2017.  No grants of performance share units were made to Mr. Harrison through December 31, 2017.

Nonqualified Deferred Compensation

Under our Executive Life Insurance Plan, we contribute annually five percent of each executive’s annual cash compensation to purchase a variable universal life insurance policy on his life. During employment, he may designate a beneficiary to receive payment of the death benefit (reduced by the amount of the premiums paid by us, which are repaid to us), but has no other rights of ownership in the policy. Upon his having attained four years of service and electing retirement, or upon a change in control, the policy is transferred to him. No withdrawals or distributions were made during 2017.

The following table sets forth certain information with respect to the non-qualified deferred compensation of the NEOs in 2017:

Name and Principal Position	Company Contributions(1)	Aggregate Earnings (Losses) (2)	Aggregate Balance at End of Year
M. Jay Allison Chief Executive Officer	$98,204	$504,448	$3,197,904
Roland O. Burns President and Chief Financial Officer	$62,737	$317,896	$1,692,199
D. Dale Gillette Vice President of Legal and General Counsel	$32,493	$ 1,682	$ 281,418
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	$23,652	$ 96,363	$ 482,879
(1)	Company contributions have not been included in the Summary Compensation Table for this or any prior years.
(2)	Above market portion of the aggregate earnings has been included in the Summary Compensation Table in each year.

 Potential Payments upon Termination or Change in Control

Employment Agreements

We have employment agreements with our CEO and our President. The employment agreements provide that our CEO and our President will maintain the confidentiality of our confidential and proprietary information for as long as the information is not publicly disclosed. These agreements include separate provisions wherein our CEO and our President will receive certain prescribed benefits based upon changes in their employment status or in the event of a change in control. The compensation committee believes that it is in our best interests as well as the best interests of our stockholders to offer such benefits to these executive officers. We compete for executive talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. The compensation committee believes that providing change in control benefits to senior executives allows them to evaluate objectively whether a potential change in control transaction is in the best interest of our stockholders, without having to be concerned regarding their future employment. It allows them to focus on the negotiations during such a transaction when we would require thoughtful leadership to ensure a successful outcome.

A “change in control” is defined to include a variety of events, including significant changes in stock ownership, changes in our Board, certain mergers and consolidations, and the sale or disposition of all or substantially all of our consolidated assets.

Potential Payments Upon Termination

Under the employment agreements, we are required to provide compensation to these officers in the event we terminate the executive’s employment without cause or the executive terminates his employment with good reason, including assignment of duties inconsistent with his position or requiring him to be based at another location. If the executive dies, the agreements provide for payment of six months of annualized total compensation (current base salary and target bonus) to the executive’s estate. The agreements provide for the payment of severance benefits if the executive’s employment is terminated by us without cause or by the executive for good reason (other than within twelve months following a change in control) in an amount equal to 150% of the sum of his then current salary and most recent bonus, plus a payment equal to the cost of continued medical benefits for eighteen months. If there is a change in control and, within twelve months thereafter, the executive terminates his employment for good reason or if the executive’s employment is terminated by us without cause, the severance benefit payable to the executive is 299% of the sum of his base salary and highest annual bonus plus a payment equal to the cost of continued medical benefits for eighteen months.

The following tables quantify compensation that would become payable under the employment agreements and other arrangements if the NEO’s employment had terminated on December 31, 2017, based on, where applicable, our closing stock price on that date. Due to the number of factors that affect the amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may be different. Under the 2009 Plan, unvested equity awards will vest for all employees in the event of a change in control or in the event of death or disability. This is reflected in the table “Termination Following a Change in Control” in the “Value of Unvested Stock Awards.” Under our Executive Life Insurance Plan, the NEOs are entitled to receive a distribution of the life insurance policies insuring their lives in the event of termination of employment. This is reflected in the table below in the “Present Value of Deferred Compensation Benefits.”

Involuntary Termination Without Cause or Termination With Good Reason

Name and Principal Position	Salary(1)	Bonus(2)	Present Value of Deferred Compensation Benefits	Continuation of Health Benefits(3)
M. Jay Allison Chief Executive Officer	$1,237,500	$1,708,622	$3,197,904	$66,285
Roland O. Burns President and Chief Financial Officer	$ 840,000	$1,042,110	$1,692,199	$66,285
D. Dale Gillette Vice President of Legal and General Counsel	—	—	$ 281,418	—
Daniel S. Harrison Vice President of Operations(4)	—	—	—	—
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	—	—	$ 482,879	—
(1)	Amount equal to 150% of annual base salary.
(2)	Amount equal to 150% of annual bonus.
(3)	Amount equal to the cost of continued medical and dental coverage for 18 months.

(4)  Mr. Harrison became our Vice President of Operations in August 2017 following the retirement of Mr. Good.

 Termination Following a Change in Control

Name and Principal Position	Salary(1)	Bonus(2)	Present Value of Deferred Compensation Benefits	Continuation of Health Benefits(3)	Value of Unvested Stock Awards(4)
M. Jay Allison Chief Executive Officer	$2,466,750	$11,960,000	$3,197,904	$66,285	$3,858,514
Roland O. Burns President and Chief Financial Officer	$1,674,400	$3,976,700	$1,692,199	$66,285	$2,467,488
D. Dale Gillette Vice President of Legal and General Counsel	—	—	$281,418	—	$360,289
Daniel S. Harrison Vice President of Operations	—	—	—	—	$117,035
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	—	—	$482,879	—	$300,875
(1)	Amount equal to 299% of annual base salary.
(2)	Amount equal to 299% of highest bonus paid during the employee’s tenure with the Company.
(3)	Amount equal to the cost of continued medical and dental coverage for 18 months.
(4)	The value of the stock awards is based on our December 31, 2017 closing stock price of $8.46 per share. Unearned PSU awards are assumed to achieve maximum award performance.

Ratio of Annual Compensation for the CEO to our Median Employee

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, beginning in 2018 we must disclose the ratio of compensation of our Chairman and CEO, Mr. Allison, to our median employee’s annual total compensation.

All employees employed as of December 31, 2017, a total of 113 employees, were included in our analysis. After identifying our median employee, excluding the CEO, based on taxable earnings for the year ended December 31, 2017, that employee’s total compensation was calculated using the same methodology required for disclosure of compensation to the CEO in the Summary Compensation Table.  We then computed the ratio of the compensation for our median employee to the compensation of our CEO as 49:1, based on total compensation for our median employee of $119,940 and total compensation for our CEO of $5,906,437.

Compensation Committee’s Reflection on our Ratio

The compensation committee relies on competitive survey data and expert advice from Meridian to structure variable pay opportunities (based largely on performance) for our NEOs, including Mr. Allison, and to determine competitive pay levels and bonus opportunities for our other employees.

Based on this information and expert advice, the compensation committee has determined (1) that the CEO's (and other NEOs') realizable compensation is strongly aligned with Comstock's performance and (2) our pay practices are competitive and appropriate for our workforce. The compensation committee does not make compensation decisions based upon the ratio of CEO to median employee pay as it has concluded that doing so would not properly take into account market competitive pay practices.

Director Compensation

The compensation program for our non-employee directors has been developed by the compensation committee after consideration of the recommendations and competitive market data provided by its independent compensation consultant. In setting non-employee director compensation, the compensation committee considers the significant amount of time that our directors spend satisfying their duties to the Company and our stockholders, as well as the skill level required by our directors. The program has been approved by the Board. Employee directors receive no additional compensation for serving on our Board. The following sets out the components of the compensation program for our non-employee directors beginning in May 2017:

Annual Board Retainer	$ 83,000
Annual Equity Grant Value	$ 125,000
Lead Director Retainer	$ 37,000
Annual Committee Chair Retainer:
Audit Committee	$ 31,500
Compensation Committee	$ 20,750
Corporate Governance/Nominating Committee	$ 12,500

The following table sets forth the compensation of our non-employee directors for services during 2017:

Name of Director	Fees Earned or Paid in Cash	Equity Awards			Total
		Grant Date	Number of Restricted Shares (#)(1)	Grant Date Fair Value(1)
Elizabeth B. Davis	$ 83,000	May 16, 2017	15,152	$125,000	$208,000
Morris E. Foster	$ 51,875	May 16, 2017	15,152	$125,000	$176,875
David K. Lockett	$103,750	May 16, 2017	15,152	$125,000	$228,750
Cecil E. Martin	$151,500	May 16, 2017	15,152	$125,000	$276,500
Frederic D. Sewell	$ 85,604	May 16, 2017	15,152	$125,000	$210,604
David W. Sledge	$ 92,896	May 16, 2017	15,152	$125,000	$217,896
Jim L. Turner	$ 83,000	May 16, 2017	15,152	$125,000	$208,000
(1)	Shares vest one year from grant date of May 16, 2017 and had a grant date value of $8.25 per share.

Compensation Committee Interlocks and Insider Participation

During 2017, the following persons served as members of the compensation committee:  David K. Lockett, Morris E. Foster and Jim L. Turner. None of the members of the committee during 2017 or as of the date of this Amendment No. 1 is or has been an officer or employee of the Company and no executive officer of the Company has served on the compensation committee or board of directors of any company that employed any member of the Company’s compensation committee or Board.

Compensation Committee Report

The compensation committee has reviewed and discussed the above Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the compensation committee recommended to our board of directors that this Compensation Discussion and Analysis be included in this Amendment No.1.

Submitted by the compensation committee of the Board.

David K. Lockett, Chairman

Cecil E. Martin

Jim L. Turner

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

Ownership of our common stock is shown in terms of “beneficial ownership.” Generally, a person “beneficially owns” shares if he or she has either the right to vote those shares or dispose of them. More than one person may be considered to beneficially own the same shares. The percentages shown in the tables below reflect the stockholder’s beneficially owned shares as a percentage of the total number of shares of our common stock outstanding on April 30, 2018 (16,172,505 shares) plus the number of unissued shares that such owner has the right to acquire on or before June 29, 2018. Except as otherwise indicated, we believe each beneficial owner named below has sole voting and sole dispositive power with respect to all shares beneficially owned.  The outstanding shares of common stock exclude 39,181,172 shares issuable upon conversion of the principal amount of our 7¾% Convertible Secured PIK Notes and 9½% Convertible Secured PIK Notes (collectively the “Convertible Notes”).  Until converted, the

Convertible Notes have no voting rights. The following table lists the stockholders known to have been the beneficial owners of more than 5% of our common stock as of April 30, 2018:

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Hodges Capital Holdings, Inc. 2905 Maple Avenue, Dallas, Texas 75201	1,247,276(1)	7.71%
Knighthead Capital Management, LLC 1140 Avenue of the Americas, 12th Floor, New York, New York 10036	1,794,972 (2)	9.99%(2)
MacKay Shields LLC 1345 Avenue of the Americas, New York, New York 10105	1,794,972(3)	9.99%(3)
Oaktree Capital Management LP 333 S. Grand Avenue, 28th Floor, Los Angeles, California 90071	1,794,972 (4)	9.99%(4)
PointState Capital LP 40 West 57th Street, 25th Floor, New York, New York 10019	1,794,972 (5)	9.99%(5)
Southpaw Asset Management LP 2 Greenwich Office Park, First Floor, Greenwich, CT 06831	1,163,014(6)	6.71%
Symphony Asset Management, LLC 555 California Street, Suite 3100, San Francisco, California 94104	801,850(7)	4.72%
Carl H. Westcott 100 Crescent Court, Suite 1620, Dallas, Texas 75201	958,727(8)	5.93%
(1)

Represents shares held on December 31, 2017, based on filing on Schedule 13G dated February 8, 2018 pursuant to which the investor reported that it and Craig Hodges have shared voting power over 1,014,897 shares and shared dispositive power over 1,247,276 shares and does not have sole voting or dispositive power over any shares.

(2)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of a portion of our Convertible Notes which were held on December 31, 2017 by the holder, based on filing on Schedule 13G/A dated February 14, 2018. Based upon the terms of our Convertible Notes, no holder can convert such notes if, on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock without providing the Company notice 61 days prior to the conversion.  Based on the number of shares of common stock outstanding as of April 30, 2018, the Company believes that the holder would not be able to convert all of the Convertible Notes that it beneficially owns within 60 days of April 30, 2018. The holder may beneficially own additional shares issuable upon conversion of our Convertible Notes after June 29, 2018.

(3)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of a portion of our Convertible Notes which were held on December 31, 2017 by the holder, based on filing on Schedule 13G/A dated January 11, 2018 pursuant to which the investor reported that it has sole voting and dispositive power over all shares. Based upon the terms of our Convertible Notes, no holder can convert such notes if, on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock without providing the Company notice 61 days prior to the conversion.  Based on the number of shares of common stock outstanding as of April 30, 2018, the Company believes that the holder would not be able to convert all of the Convertible Notes that it beneficially owns within 60 days of April 30, 2018. The holder may beneficially own additional shares issuable upon conversion of our Convertible Notes after June 29, 2018.

(4)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of a portion of our Convertible Notes which were held on December 31, 2017 by the holder, based on filing on Schedule 13G dated February 13, 2018 pursuant to which the investor reported that it has shared voting and dispositive power over all shares. Based upon the terms of our Convertible Notes, no holder can convert such notes if, on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock without providing the Company notice 61 days prior to the conversion.  Based on the number of shares of common stock outstanding as of April 30, 2018, the Company believes that the holder would not be able to convert all of the Convertible Notes that it beneficially owns within 60 days of April 30, 2018. The holder may beneficially own additional shares issuable upon conversion of our Convertible Notes after June 29, 2018.

(5)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of a portion of our Convertible Notes which were held on December 31, 2017 by the holder, based on filing on Schedule 13G/A dated February 14, 2018 pursuant to which the investor reported that it has shared voting and dispositive power over all shares. Based upon the terms of our Convertible Notes, no holder can convert such notes if, on any date, such holder would be deemed the beneficial owner of more than 9.99% of the then outstanding shares of our common stock without providing the Company notice 61 days prior to the conversion.  Based on the number of shares of common stock outstanding as of April 30, 2018, the Company believes that the holder would not be able to convert all of the Convertible Notes that it beneficially owns within 60 days of April 30, 2018. The holder may beneficially own additional shares issuable upon conversion of our Convertible Notes after June 29, 2018.

(6)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of our Convertible Notes which were held on December 31, 2017 by the holder, based on filing on Schedule 13G dated February 12, 2018 pursuant to which the investor reported that it has shared voting and dispositive power over all shares.

(7)

Represents shares issuable upon conversion, within 60 days of April 30, 2018, of our Convertible Notes which were held on December 31, 2016 by the holder, based on filing on Schedule 13G dated February 14, 2017 pursuant to which the investor reported that it has shared voting and dispositive power over all shares.

(8)

Represents shares held on February 8, 2018 by the holder, based on filing on Schedule 13G dated February 20, 2018 pursuant to which the investor reported that he has sole voting and dispositive power over 570,000 shares, shared voting power over 371,065 shares and shared dispositive power over 388,727 shares.

Security Ownership of Management

The following table sets forth information as of April 30, 2018 concerning beneficial ownership information for our directors, nominees for director and executive officers:

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent
M. Jay Allison Chairman of the Board of Directors and Chief Executive Officer	1,332,681(2)(3)	8.0%
Roland O. Burns Director, President, Chief Financial Officer and Secretary	490,852(2)(3)	3.0%
Elizabeth B. Davis, PhD Director	27,341	*
Morris E. Foster Director	31,942	*
D. Dale Gillette Vice President of Legal and General Counsel	60,234	*
Daniel S. Harrison Vice President of Operations	51,138	*
David K. Lockett Director	39,004	*
Cecil E. Martin Director	51,677	*
Michael D. McBurney Vice President of Marketing	36,098	*
Daniel K. Presley Vice President of Accounting, Controller and Treasurer	51,890	*
Russell W. Romoser Vice President of Reservoir Engineering	37,136	*
LaRae L. Sanders Vice President of Land	41,919	*
Frederic D. Sewell Director	32,397	*
Richard D. Singer Vice President of Financial Reporting	30,772	*
David W. Sledge Director	46,227	*
Blaine M. Stribling Vice President of Corporate Development	44,628	*
Jim L. Turner Director	46,613	*
All Executive Officers and Directors as a Group (17 Persons)	2,452,549	14.5%
*	Indicates less than one percent
(1)	The address of each beneficial owner is c/o Comstock Resources, Inc., 5300 Town and Country Blvd, Suite 500, Frisco, Texas 75034.
(2)	Includes 561,518 shares and 138,078 shares for Mr. Allison and Mr. Burns, respectively that would be issuable upon conversion, within 60 days of April 30, 2018, of our Convertible Notes.
(3)	355,591 shares owned by Mr. Allison and 164,030 shares owned by Mr. Burns are pledged as security for lines of credit held in their respective names.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	307,070(1)	—	1,983,864
Equity compensation plans not approved by stockholders	—	—	—

 ____________

(1)	Represents performance share unit awards equivalent to 307,070 shares that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Board has in place a written policy regarding the approval of related party transactions. At regularly scheduled audit committee meetings, management will recommend any related party transactions that are contemplated, and such transactions will require the audit committee’s approval. Generally, a “related party” is each of our executive officers, directors, nominees for director, any stockholder owning greater than five percent of our outstanding shares, including any immediate family member of each of the foregoing, and any entity owned or controlled by any of the foregoing. Transactions that are available to all of our employees generally or totaling less than $5,000 when aggregated with all similar transactions are excluded from the policy.

With respect to the standards applied by the audit committee when deciding whether to approve a related party transaction, the audit committee shall approve or ratify the transaction if it is on terms believed to be comparable to those that could be obtained in arm’s length dealings with an unrelated third party.

There were no related party transactions in 2017.

Determinations of Director Independence

Under rules adopted by the NYSE, we must have a majority of independent directors on our Board. No Board member qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (either directly, or as a partner, stockholder or officer of an organization that has a relationship with us). In evaluating each director’s independence, the Board considers all relevant facts and circumstances, relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest, on the one hand, and us, our affiliates, or our executives, on the other. As a result of this review, the Board affirmatively determined that among the directors, Dr. Davis and Messrs. Foster, Lockett, Martin, Sewell, Sledge and Turner are independent from us and our management according to the NYSE’s rules. The Board evaluates independence on an on-going basis.

ITEM  14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Services

The following table sets forth the fees billed or to be billed by Ernst & Young LLP (“EY”) the Company’s independent registered public accountant, for services rendered for the years ended December 31, 2016 and 2017:

	2016	2017
Audit fees	$1,455,000	$979,000

No audit-related fees or fees related to tax services were billed by EY in 2016 or 2017. The audit committee performs an annual review and approves the scope of services and proposed fees of the Company’s principal accounting firm. Any projects not specifically included in this approval will be reviewed and approved in advance by the chairman of the audit committee and will be reviewed by the full audit committee at the next regularly scheduled meeting.

Pre-approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The audit committee requires the independent registered public accounting firm and management to report on the actual fees charged for each category of service at audit committee meetings throughout the year.

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval authority from the chairman of the audit committee, who must report on such approvals at the next scheduled audit committee meeting. All 2017 audit and non-audit services provided by the independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANICAL STATEMENTS

(a)(3) Exhibits.

The exhibits to this report required to be filed pursuant to Item 15(b) are listed below.

Exhibit No.	Description
31.3*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: April 30, 2018		(Principal Executive Officer)