Form 10-Q
period 2018-03-31
COMSTOCK RESOURCES INC
filed 2018-05-10
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 10, 2018 was 16,172,505.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2018

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets – March 31, 2018 and December 31, 2017	4
Consolidated Statements of Operations – Three months ended March 31, 2018 and 2017	5
Consolidated Statement of Stockholders' Deficit – Three months ended March 31, 2018	6
Consolidated Statements of Cash Flows – Three months ended March 31, 2018 and 2017	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	21
PART II. Other Information
Item 6. Exhibits	22
EX-10.1 Fourth Amendment to Credit Agreement dated March 23, 2018, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent.
EX-31.1 Section 302 Certification of the Chief Executive Officer.
EX-31.2 Section 302 Certification of the Chief Financial Officer.
EX-32.1 Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
EX-32.2 Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands)
ASSETS

Cash and Cash Equivalents	$50,988	$61,255
Accounts Receivable:
Oil and gas sales	26,142	26,700
Joint interest operations	10,975	11,872
Derivative Financial Instruments	2,516	1,318
Assets Held For Sale	115,260	198,615
Other Current Assets	2,847	2,745
Total current assets	208,728	302,505
Property and Equipment:
Oil and gas properties, successful efforts method	2,732,962	2,631,750
Other	18,920	18,918
Accumulated depreciation, depletion and amortization	(2,069,751)	(2,042,739)
Net property and equipment	682,131	607,929
Income Taxes Receivable	19,086	19,086
Other Assets	549	899

	$910,494	$930,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$125,596	$126,034
Accrued Expenses	27,090	42,455
Bank Credit Facility	15,000	—
Total current liabilities	167,686	168,489
Long-term Debt	1,131,394	1,110,529
Deferred Income Taxes	10,847	10,266
Reserve for Future Abandonment Costs	10,489	10,407
Total liabilities	1,320,416	1,299,691
Commitments and Contingencies
Stockholders' Deficit:
Common stock — $0.50 par, 75,000,000 shares authorized, 16,157,896 and 15,427,561 shares outstanding at March 31, 2018 and December 31, 2017, respectively	8,079	7,714
Common stock warrants	1,329	3,557
Additional paid-in capital	549,795	546,696
Accumulated deficit	(969,125)	(927,239)
Total stockholders' deficit	(409,922)	(369,272)

	$910,494	$930,419

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:	(In thousands, except per share amounts)
Natural gas sales	$59,543	$40,940
Oil sales	13,050	12,861
Total oil and gas sales	72,593	53,801

Operating expenses:
Production taxes	1,840	1,097
Gathering and transportation	4,334	4,128
Lease operating	9,773	9,889
Depreciation, depletion and amortization	27,152	29,905
General and administrative	6,016	6,401
Loss on sale of oil and gas properties	28,600	—
Total operating expenses	77,715	51,420

Operating income (loss)	(5,122)	2,381

Other income (expenses):
Gain from derivative financial instruments	2,602	7,860
Other income	66	163
Interest expense	(38,850)	(32,900)
Total other income (expenses)	(36,182)	(24,877)

Loss before income taxes	(41,304)	(22,496)
Provision for income taxes	(582)	(435)
Net loss	$(41,886)	$(22,931)

Net loss per share – basic and diluted	$(2.78)	$(1.61)

Weighted average shares outstanding – basic and diluted	15,084	14,225

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2018	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	523	261	—	1,340	—	1,601
Income tax withholdings related to equity awards	(53)	(26)	—	(339)	—	(365)
Common stock warrants exercised	260	130	(2,228)	2,098	—	—
Net loss	—	—	—	—	(41,886)	(41,886)

Balance at March 31, 2018	16,158	$8,079	$1,329	$549,795	$(969,125)	$(409,922)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(41,886)	$(22,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	572	359
Loss on sale of oil and gas properties	28,600	—
Depreciation, depletion and amortization	27,152	29,905
Gain on derivative financial instruments	(2,602)	(7,860)
Cash settlements of derivative financial instruments	1,404	505
Amortization of debt discount, premium and issuance costs	11,056	5,435
Interest paid in-kind	9,845	9,240
Stock-based compensation	1,601	1,265
Decrease (increase) in accounts receivable	1,455	(2,048)
Decrease in other current assets	472	362
Decrease in accounts payable and accrued expenses	(16,113)	(11,025)

Net cash provided by operating activities	21,556	3,207
Cash Flows From Investing Activities:
Capital expenditures	(46,458)	(38,401)

Net cash used for investing activities	(46,458)	(38,401)
Cash Flows from Financing Activities:
Borrowings under bank credit facility	15,000	—
Common stock warrants exercised	—	1
Income taxes related to equity awards	(365)	(271)

Net cash provided by (used for) financing activities	14,635	(270)

Net decrease in cash and cash equivalents	(10,267)	(35,464)
Cash and cash equivalents, beginning of period	61,255	65,904
Cash and cash equivalents, end of period	$50,988	$30,440

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and its subsidiaries (collectively, "Comstock" or the "Company") as of March 31, 2018, the related results of operations and cash flows for the three months ended March 31, 2018 and 2017.  Net loss and comprehensive loss are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Included in interest expense for the three months ended March 31, 2017 is a reduction of $2.9 million associated with the amortization of the discount on long-term debt to correct the calculation of interest expense under the effective interest method.  This amount, which was accounted for as correction of an accounting error, relates to the period from September 6, 2016 through December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

On April 27, 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle, Frio, Atascosa, Wilson, and Karnes counties, Texas for $125.0 million to USG Properties Austin Chalk I LLC ("USG").  The sale was effective November 1, 2017 and the estimated net cash flow from the properties from November 2017 to April 2018 of approximately $16.0 million was paid to USG at closing.  After the sale, Comstock has approximately 8,700 net undeveloped acres that are prospective for Eagle Ford shale development.  During the three months ended March 31, 2018, the Company recognized a loss on sale of oil and gas properties of $28.6 million to reduce the carrying value of its assets held for sale to their fair value less costs to sell and to adjust the carrying value of the undeveloped acreage retained to their fair value of $55.0 million which has been included in proved oil and gas properties. The fair value of the oil and gas properties retained, a Level 3 measurement, was determined using the discounted cash flow valuation methodology applied by the Company in assessing oil and gas properties for impairment.  Key inputs to the valuation included average oil prices of $72.03 per barrel, average natural gas prices of $4.31 per thousand cubic feet and discount factors of 20% - 25%.

Results of operations for properties that were sold or held for sale were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Total oil and gas sales	$13,212	$13,535
Total operating expenses(1)	(4,391)	(14,301)
Operating income (loss)	$8,821	$(766)

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis.  The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  No impairments were recognized to adjust the carrying value of the Company’s proved oil and gas properties during the three months ended March 31, 2017 and 2018.

The Company determines the fair values of its oil and gas properties using a discounted cash flow model and proved and risk-adjusted probable oil and natural gas reserves.  Undrilled acreage can also be valued based on sales transactions in comparable areas.  Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for oil and natural gas prices, production costs, capital expenditures, and future production as well as estimated proved oil and gas reserves and risk-adjusted probable oil and natural gas reserves.  Management's oil and natural gas price outlook is developed based on third-party longer-term price forecasts as of each measurement date.  The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.

It is reasonably possible that the Company's estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, there may be future impairments in the carrying values of these or other properties.

Accrued Expenses

Accrued expenses at March 31, 2018 and December 31, 2017 consist of the following:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Accrued drilling costs	$6,193	$5,874
Accrued interest payable	4,090	21,277
Accrued transportation costs	2,984	3,269
Accrued employee compensation	7,682	6,449
Asset retirement obligation – assets held for sale	4,557	4,557
Accrued ad valorem taxes	600	—
Other	984	1,029
	$27,090	$42,455

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Future abandonment costs — beginning of period	$10,407	$15,804
Accretion expense	140	220
New wells placed on production	2	1
Liabilities settled and assets disposed of	(60)	(12)
Future abandonment costs — end of period	$10,489	$16,013

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

The Company had the following outstanding derivative financial instruments used for oil and natural gas price risk management at March 31, 2018:

Commodity and Derivative Type	Weighted-Average Contract Price	Contract Volume (MMBtu)	Contract Period

Natural Gas Swap Agreements	$3.00 per MMBtu	20,400,000	April 2018 – March 2019

None of the Company's derivative contracts were designated as cash flow hedges. The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). The Company recognized gains of $2.6 million and $7.9 million in the three months ended March 31, 2018 and 2017, respectively, related to the change in fair value of its natural gas swap agreements.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company recognized $1.6 million and $1.3 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors in the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, the Company granted 445,801 shares of restricted stock with a grant date fair value of $3.8 million, or $8.46 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of March 31, 2018, Comstock had 911,319 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $8.41 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $6.5 million as of March 31, 2018 is expected to be recognized over a period of 2.4 years.

During the three months ended March 31, 2018, the Company granted 360,801 PSUs with a grant date fair value of $4.5 million, or $12.52 per unit, to its employees. As of March 31, 2018, Comstock had 514,336 PSUs outstanding at a weighted average grant date fair value of $13.83 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,028,672 shares of common stock. Total unrecognized compensation cost related to these grants of $6.8 million as of March 31, 2018 is expected to be recognized over a period of 2.5 years.

Revenue Recognition

On January 1, 2018, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").  Comstock adopted this standard using the modified retrospective method of adoption, and it applied the ASU only to contracts that were not completed as of January 1, 2018. Upon adoption, there were no adjustments to the opening balance of equity.

Comstock produces oil and natural gas and reports revenues separately for each of these two primary products in its statements of operations.  Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.   Payment is reasonably assured upon delivery of production.

All sales are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties.  These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party.  Prices for sales of oil and natural gas are generally based upon terms that are common in the oil and gas industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions.  As a result, prices for oil and natural gas routinely fluctuate based on changes in these factors.  Each unit of production (barrel of crude oil and thousand cubic feet of natural gas) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.

Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2017 or March 31, 2018. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.

The Company has recognized accounts receivable of $26.1 million as of March 31, 2018 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first three months ended March 31, 2018 and 2017 related to adjustments to the valuation allowances on federal and state net operating loss carryforwards.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The following is an analysis of consolidated income tax provision:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Current - State	$10	$76
- Federal	—	—

Deferred - State	(454)	359
- Federal	1,026	—
	$582	$435

The difference between the Company's effective tax rate and the 21% federal statutory rate in effect as of January 1, 2018 and the 35% federal statutory rate in effect as of March 31, 2017 is caused by valuation allowances on deferred taxes and state taxes. The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses.

The difference between the federal statutory rate and the effective tax rate on the income (loss) before income taxes is due to the following:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Tax at statutory rate	21.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(24.5)	(38.7)
State income taxes, net of federal benefit	3.1	4.2
Nondeductible stock-based compensation	(1.0)	(2.4)
Effective tax rate	(1.4)%	(1.9)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses).  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows the Company to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At March 31, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, it has made reasonable estimates of the effects on its existing deferred tax balances.  The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of its deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Comstock's estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of the Company's net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership due to future conversion of the Company's convertible notes would result in limits on the future use of its net operating loss carryforwards.  In addition, the Company expects that the transaction discussed in Footnote (5) – Subsequent Events involving the contribution of oil and gas properties for common stock will result in a change of control which will result in limits on the future use of its net operating loss carryforwards.

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of March 31, 2018 that are a Level 3 measurement.

At March 31, 2018 and December 31, 2017, the Company had assets recorded for the fair value of its natural gas price swap agreements of $2.5 million and $1.3 million, respectively.  There were no offsetting swap positions in 2018 or 2017. The change in fair value of these natural gas swaps was recognized as a gain or loss and included as a component of other income (expense).

As of March 31, 2018, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.1 billion and a fair value of $1.2 billion.  The fair market value of the Company's fixed rate debt was based on quoted prices as of March 31, 2018, a Level 2 measurement.

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

Basic and diluted loss per share for the three months ended March 31, 2018 and 2017 were determined as follows:

	Three Months Ended March 31,
	2018			2017
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(41,886)	15,084	$(2.78)	$(22,931)	14,225	$(1.61)

Basic and diluted per share amounts are the same for the three months ended March 31, 2018 and 2017 due to the net loss reported during each of those years.

At March 31, 2018 and December 31, 2017, 911,319 and 619,867 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding during the three months ended March 31, 2018 and 2017 which were excluded from the computation of the loss per share were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Unvested restricted stock	834	503

All stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands except per share/unit data)
Weighted average warrants for common stock	218	590
Weighted average exercise price per share	$0.01	$0.01

Weighted average PSUs	418	233
Weighted average grant date fair value per unit	$13.83	$17.12

Weighted average contingently convertible shares	39,205	36,409
Weighted average conversion price per share	$12.32	$12.32

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the three months ended March 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Interest payments	$35,137	$36,856
Income tax payments	$—	$3

 Interest paid in-kind related to the Company's convertible notes was $9.8 million and $9.2 million during the three months ended March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Comstock adopted this standard using the modified retrospective method of adoption and it applied the ASU only to contracts that were not completed as of January 1, 2018.  Upon adoption, there were no adjustments to the opening balance of equity and ongoing the Company does not expect the standard to have a significant effect on its results of operations, liquidity or financial position.

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

(2) LONG-TERM DEBT –

At March 31, 2018, long-term debt was comprised of the following:

(In thousands)

10% Senior Secured Toggle Notes due 2020:
Principal	$697,195
Discount, net of amortization	(8,004)
7¾% Convertible Second Lien PIK Notes due 2019:
Principal	284,442
Accrued interest payable in kind	11,023
Discount, net of amortization	(32,298)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	187,062
Accrued interest payable in kind	5,211
Discount, net of amortization	(29,506)
10% Senior Notes due 2020:
Principal	2,805
7¾% Senior Notes due 2019:
Principal	17,959
Premium, net of amortization	52
9½% Senior Notes due 2020:
Principal	4,860
Discount, net of amortization	(63)
Debt issuance costs, net of amortization	(9,344)
$1,131,394

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

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019. As of March 31, 2018, the Company had $15.0 million of borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of March 31, 2018. The current maturities related to our debt are not included in the current ratio calculations.

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

(3) STOCKHOLDERS' EQUITY –

At March 31, 2018, the Company had warrants outstanding to purchase 155,040 shares of common stock at an exercise price of $0.01 per share.  Warrants for 260,047 and 152,742 shares of common stock were exercised during the three months ended March 31, 2018 and 2017, respectively.

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of March 31, 2018 totaled $2.0 million.  As of March 31, 2018, the Company had commitments for contracted drilling services through November 2018 of $10.6 million.

(5) SUBSEQUENT EVENTS –

On April 25, 2018, the Company entered into a strategic drilling venture with Arkoma Drilling, L.P. ("Arkoma") wherein Arkoma will participate in drilling projects proposed by Comstock in the Haynesville and Bossier shale in East Texas and North Louisiana and the Eagle Ford shale in South Texas.  Comstock receives a 20% carried interest for projects that Arkoma participates in and Arkoma will only earn an interest in the well bore for projects it participates in and will not have rights to any related acreage.  The new venture has a two-year term.  Comstock will offer a minimum of $75.0 million in opportunities in the first twelve months and $100.0 million in the second twelve months.  The first six projects under the new venture represent a $34.0 million investment by Arkoma.

On May 9, 2018, Arkoma and Williston Drilling, L.P. ("Williston") entered into an agreement with the Company to contribute certain oil and gas properties in North Dakota with an estimated fair value of approximately $620.0 million in exchange for approximately 88.6 million newly issued shares of the Company's common stock. The effective date of the acquisition of the properties is April 1, 2018. Comstock estimated that the properties have proved reserves of 22.5 million barrels of oil and 48.5 Bcf of natural gas on the effective date.  Upon completion of the transaction, Arkoma and Williston will collectively own approximately 84% of the Company's pro forma outstanding shares.    The transaction is subject to a number of closing conditions, including the approval of the issuance of the common stock by the Company's stockholders and satisfaction of certain closing conditions.  The Company expects to refinance all of its existing debt in connection with completing the transaction. In the event that this transaction is not completed, the Company will seek other alternatives to refinance its existing debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2017.

Results of Operations

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	21,646	13,999
Oil (Mbbls)	190	265
Natural gas equivalent (Mmcfe)	22,786	15,587
Revenues:
Natural gas sales	$59,543	$40,940
Oil sales	13,050	12,861
Total oil and gas sales	$72,593	$53,801
Expenses:
Production taxes	$1,840	$1,097
Gathering and transportation	4,334	4,128
Lease operating(1)	9,773	9,889
Depreciation, depletion and amortization	27,152	29,905
Average Sales Price:
Natural gas (per Mcf)	$2.75	$2.92
Oil (per Bbl)	$68.71	$48.60
Average equivalent (Mcfe)	$3.19	$3.45
Expenses ($ per Mcfe):
Production taxes	$0.08	$0.07
Gathering and transportation	$0.19	$0.26
Lease operating(1)	$0.43	$0.64
Depreciation, depletion and amortization(2)	$1.18	$1.90

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales grew 35% in the first quarter of 2018 to $72.6 million from $53.8 million in the first quarter of 2017, primarily due to the growth in our natural gas production driven by our Haynesville shale drilling program. Natural gas sales in the first quarter increased 45% to $59.5 million due to the higher production which was partially offset by lower realized natural gas prices.  Our natural gas production increased by 55% and our realized natural gas price decreased by 6% as compared to the first quarter of 2017.  Oil sales in the first quarter of 2018 increased by 1% to $13.1 million from the first quarter of 2017 due to a 41%

increase in oil prices which was mostly offset by a 28% decrease in our oil production.  The decline in oil production is attributable to the lack of drilling activity in our Eagle Ford shale properties in South Texas.

We utilize natural gas price swaps to manage our exposure to natural gas prices and protect returns on investment from our drilling activities.  Gains related to our natural gas derivative financial instruments were $2.6 million and $7.9 million for the three months ended March 31, 2018 and 2017, respectively.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2018	2017
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.75	$2.92
Cash settlements of derivative financial instruments, per Mcf	0.07	0.04
Price per Mcf, including cash settlements of derivative financial instruments	$2.82	$2.96

Costs and Expenses –

Our production taxes increased $0.7 million to $1.8 million for the first quarter of 2018 from $1.1 million in the first quarter of 2017 mainly due the increase in natural gas sales volumes and higher crude oil prices.

Gathering and transportation costs for the first quarter of 2018 increased $0.2 million to $4.3 million as compared to $4.1 million in the first quarter of 2017. Our gathering and transportation costs have increased primarily as a result of our higher natural gas production.

Our lease operating expense of $9.8 million for the first quarter of 2018 decreased $0.1 million (1%) from lease operating expense of $9.9 million for the first quarter of 2017 despite the increase in production. This decrease primarily reflects lower costs associated with our Haynesville shale properties. Our lease operating expense of $0.43 per Mcfe produced for the three months ended March 31, 2018 was $0.21 per Mcfe lower than the lease operating expense of $0.64 per Mcfe for the same period in 2017.

Depreciation, depletion and amortization (“DD&A”) decreased $2.7 million (9%) to $27.2 million in the first quarter of 2018 from $29.9 million in the first quarter of 2017. Our DD&A per equivalent Mcf produced decreased $0.72 (38%) to $1.18 for the three months ended March 31, 2018 from $1.90 for the three months ended March 31, 2017. The lower rates in 2018 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $6.0 million for the first quarter of 2018 from $6.4 million in the first quarter of 2017. Included in general and administrative expenses are stock-based compensation of $1.6 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

We recognized a loss on sale of oil and gas properties of $28.6 million during the three months ended March 31, 2018 to reduce the carrying value of our South Texas oil properties classified as assets held for sale to their fair value less costs to sell, and to adjust the carrying value of the South Texas acreage that we retained to fair value.

Interest expense increased $6.0 million to $38.9 million for the first quarter of 2018 from interest expense of $32.9 million in the first quarter of 2017. The increase in interest expense mainly reflects the amortization of the debt discounts recognized as a result of the gain recognized on the debt exchange that we completed in September 2016 and the amortization of costs incurred on the exchange.

Income taxes for the three months ended March 31, 2018 were $0.6 million as compared to $0.4 million for the three months ended March 31, 2017. Taxes in 2018 and 2017 primarily related to adjustments of the valuation allowances against our federal and state net operating loss carryforwards.

We reported a net loss of $41.9 million, or $2.78 per share, for the three months ended March 31, 2018 as compared to a net loss of $22.9 million, or $1.61 per share, for the three months ended March 31, 2017. The net loss for the three months ended March 31, 2018 was primarily due to our loss on disposal of oil and gas properties and higher interest expense, which includes the higher non-cash interest expense related to the amortization of discounts and costs recognized on our 2016 senior notes exchange.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2018, our primary source of funds was operating cash flow, cash on hand and short term borrowings of $15.0 million.  Cash provided from operating activities for the three months ended March 31, 2018 was $21.6 million as compared to cash provided from operating activities of $3.2 million for the first three months of 2017.  This increase in operating cash flow is mainly due to higher oil and gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first three months of 2018, we incurred capital expenditures of $46.5 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
	(In thousands)
Exploration and development:
Development leasehold	$1,153	$735
Development drilling	38,539	35,680
Other development	6,820	1,878
Total capital expenditures	$46,512	$38,293

Through March 31, 2018, we drilled seven (2.0 net) wells and completed nine (3.5 net) horizontal Haynesville shale wells.  We expect to fund our future development and exploration activities with future operating cash flow and from cash on hand. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2018, we have three drilling rigs under contract through November 2018 at a cost of $10.6 million and commitments of $2.0 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

At December 31, 2017, we classified our South Texas oil properties in the Eagle Ford shale as assets held for sale.  On April 27, 2018, we completed the sale of these properties, and as of March 31, 2018 we had adjusted the carrying value of these assets to fair value less costs to sell of approximately $115.0 million.  After the sale, we retained approximately 8,700 undeveloped acres prospective for Eagle Ford shale development with a fair value of approximately $55.0 million.  We plan to use the proceeds from the divestiture to retire debt and to fund our drilling program.

At March 31, 2018, we had outstanding $697.2 million of 10% Senior Secured Toggle Notes due 2020, $284.4 million of 7¾% Convertible Second Lien PIK Notes due 2019 and $187.1 million of 9½% Convertible Second Lien PIK Notes due 2020.  We also had $25.6 million of unsecured notes outstanding due in 2019 and 2020. Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  We have the option to pay up to $75.0 million of accrued interest by issuing additional notes.  To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in up to an additional $91.9 million of notes outstanding.  Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share. $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,080 shares of common stock during the three months ended March 31, 2017.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures March 4, 2019.  As of March 31 2018, there were $15.0 million of borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and our subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the credit facility, of at least 1.0 to 1.0, and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of March 31, 2018.  The current maturities related to our debt are not included in the current ratio calculations.

All of our subsidiaries guarantee the bank credit facility, the 10% Senior Secured Toggle Notes, the 7¾% Convertible Second Lien PIK Notes, the 9½% Convertible Second Lien PIK Notes, and the other outstanding senior notes.  The bank credit facility, the 10% Senior Secured Toggle Notes and the convertible notes are secured by liens on substantially all of our and our subsidiaries' assets.  The allocation of proceeds related to the liens on our assets are governed by intercreditor agreements granting priority to the bank credit facility.  Proceeds from liens on the convertible notes are also subject to the priority of the 10% Senior Secured Toggle Notes.

On April 25, 2018, we entered into a strategic drilling venture with Arkoma wherein Arkoma will participate in drilling projects proposed by us in the Haynesville and Bossier shale in East Texas and North Louisiana and the Eagle Ford shale in South Texas.  We receive a 20% carried interest for projects that Arkoma participates in and Arkoma will only earn an interest in the well bore for projects it participates in and will not have rights to any related acreage.  The new venture has a two-year term.  We will offer a minimum of $75.0 million in opportunities in the first twelve months and $100.0 million in the second twelve months.  The first six projects under the new venture represent a $34.0 million investment by Arkoma.

On May 9, 2018, Arkoma and Williston entered into an agreement with us to contribute certain oil and gas properties in North Dakota with an estimated fair value of approximately $620.0 million in exchange for approximately 88.6 million newly issued shares of our common stock.  The effective date of the acquisition of the properties is April 1, 2018.  We estimated that the properties have proved reserves of 22.5 million barrels of oil and 48.5 Bcf of natural gas on the effective date.  Upon completion of the transaction, Arkoma and Williston will collectively own approximately 84% of our pro forma outstanding shares.  The transaction is subject to a number of closing conditions, including the approval of the issuance of the common stock by our stockholders and satisfaction of certain closing conditions. We expect to refinance all of our existing debt in connection with completing the transaction. In the event that this transaction is not completed, we will seek other alternatives to refinance our existing debt.

Federal Taxation

Future use of our net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of our common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership that would result from the future conversion of our convertible notes or the completion of the transaction with Arkoma and Williston would result in limits on the future use of our net operating loss carryforwards.

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that affect us are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 and later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses.  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows us to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, we have made reasonable estimates of the effects on our existing deferred tax balances.  We have remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of our deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020 with any remaining AMT credit carryforward being fully refunded in 2021.  We reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  We are still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining our calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Our estimates may also be affected in the future as we gain a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

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

As of March 31, 2018, we have entered into natural gas price swap agreements to hedge approximately 20.4 billion cubic feet of our 2018 and 2019 production at an average price of $3.00 per Mcf.  None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2018 would be $4.2 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended March 31, 2018 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $1.9 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.2 million.

Interest Rates

At March 31, 2018, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, our second lien notes of $284.4 million bear interest at a fixed rate of 7¾% and our second lien notes of $187.1 million bear interest at a fixed rate of 9½%. At our option, up to $75.0 million of the interest on the first lien debt is payable in-kind.  All of the interest on the second lien debt is payable in kind.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of March 31, 2018 was $1.2 billion based on the market price of approximately 99% of the face amount of such debt.  At March 31, 2018, we had $15 million of borrowings outstanding under our revolving credit facility, which is subject to variable rates of interest that are tied at our option to either LIBOR or the corporate base rate. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2018, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $0.2 million.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Fourth Amendment to Credit Agreement dated March 23, 2018, among Comstock Resources, Inc., the lenders party thereto and Bank of Montreal, as administrative agent.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: May 10, 2018	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 10, 2018	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)