Form 10-Q
period 2018-06-30
COMSTOCK RESOURCES INC
filed 2018-08-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 9, 2018 was 16,278,689.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2018

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets – June 30, 2018 and December 31, 2017	4
Consolidated Statements of Operations – Three and six months ended June 30, 2018 and 2017	5
Consolidated Statement of Stockholders' Deficit – Three and six months ended June 30, 2018	6
Consolidated Statements of Cash Flows – Three and six months ended June 30, 2018 and 2017	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosure About Market Risk	22
Item 4. Controls and Procedures	22
PART II. Other Information
Item 6. Exhibits	23
Ex-2.1 Contribution Agreement dated May 9, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and Comstock Resources, Inc. previously filed on Form 8-K/A dated May 14, 2018.
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
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands)
ASSETS

Cash and Cash Equivalents	$158,378	$61,255
Accounts Receivable:
Oil and gas sales	21,518	26,700
Joint interest operations	17,771	11,872
Derivative Financial Instruments	—	1,318
Assets Held For Sale	—	198,615
Other Current Assets	4,482	2,745
Total current assets	202,149	302,505
Property and Equipment:
Oil and gas properties, successful efforts method	2,776,179	2,631,750
Other	18,921	18,918
Accumulated depreciation, depletion and amortization	(2,096,410)	(2,042,739)
Net property and equipment	698,690	607,929
Income Taxes Receivable	19,086	19,086
Other Assets	1,408	899

	$921,333	$930,419

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts Payable	$153,387	$126,034
Accrued Expenses	35,456	42,455
Derivative Financial Instruments	230	—
Total current liabilities	189,073	168,489
Long-term Debt	1,153,333	1,110,529
Deferred Income Taxes	10,726	10,266
Reserve for Future Abandonment Costs	10,622	10,407
Total liabilities	1,363,754	1,299,691
Commitments and Contingencies
Stockholders' Deficit:
Common stock — $0.50 par, 75,000,000 shares authorized, 16,261,017 and 15,427,561 shares outstanding at June 30, 2018 and December 31, 2017, respectively	8,131	7,714
Common stock warrants	441	3,557
Additional paid-in capital	552,135	546,696
Accumulated deficit	(1,003,128)	(927,239)
Total stockholders' deficit	(442,421)	(369,272)

	$921,333	$930,419

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$56,265	$50,437	$115,808	$91,377
Oil sales	5,184	11,034	18,234	23,895
Total oil and gas sales	61,449	61,471	134,042	115,272

Operating expenses:
Production taxes	1,112	1,143	2,952	2,240
Gathering and transportation	4,398	3,545	8,732	7,673
Lease operating	7,948	9,433	17,721	19,322
Depreciation, depletion and amortization	26,798	30,321	53,950	60,226
General and administrative	6,956	6,559	12,972	12,960
Loss on sale of oil and gas properties	6,838	—	35,438	—
Total operating expenses	54,050	51,001	131,765	102,421

Operating income	7,399	10,470	2,277	12,851

Other income (expenses):
Gain (loss) from derivative financial instruments	(1,638)	5,295	964	13,155
Other income	327	65	393	228
Interest expense	(40,213)	(36,755)	(79,063)	(69,655)
Total other income (expenses)	(41,524)	(31,395)	(77,706)	(56,272)

Loss before income taxes	(34,125)	(20,925)	(75,429)	(43,421)
Benefit from (provision for) income taxes	122	(517)	(460)	(952)
Net loss	$(34,003)	$(21,442)	$(75,889)	$(44,373)

Net loss per share – basic and diluted	$(2.22)	$(1.45)	$(4.99)	$(3.06)

Weighted average shares outstanding – basic and diluted	15,340	14,749	15,212	14,488

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2018

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Balance at January 1, 2018	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	523	261	—	2,848	—	3,109
Income tax withholdings related to equity awards	(53)	(26)	—	(343)	—	(369)
Common stock warrants exercised	363	182	(3,116)	2,934	—	—
Net loss	—	—	—	—	(75,889)	(75,889)

Balance at June 30, 2018	16,261	$8,131	$441	$552,135	$(1,003,128)	$(442,421)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(75,889)	$(44,373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	426	855
Loss on sale of oil and gas properties	35,438	—
Depreciation, depletion and amortization	53,950	60,226
Gain on derivative financial instruments	(964)	(13,155)
Cash settlements of derivative financial instruments	2,512	1,896
Amortization of debt discount, premium and issuance costs	23,267	15,000
Interest paid in-kind	20,014	18,594
Stock-based compensation	3,109	2,815
Increase in accounts receivable	(717)	(9,657)
Decrease (increase) in other current assets	641	(908)
Increase in accounts payable and accrued expenses	25,211	24,222

Net cash provided by operating activities	86,998	55,515
Cash Flows From Investing Activities:
Capital expenditures	(90,555)	(85,829)
Deposits on property acquisitions	(2,139)	—
Proceeds from sale of oil and gas properties	103,593	—

Net cash provided by (used for) investing activities	10,899	(85,829)
Cash Flows from Financing Activities:
Borrowings under bank credit facility	49,679	—
Repayments under bank credit facility	(49,679)	—
Common stock warrants exercised	—	2
Debt issuance costs	(405)	—
Income taxes related to equity awards	(369)	(271)

Net cash used for financing activities	(774)	(269)

Net increase (decrease) in cash and cash equivalents	97,123	(30,583)
Cash and cash equivalents, beginning of period	61,255	65,904
Cash and cash equivalents, end of period	$158,378	$35,321

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and its subsidiaries (collectively, "Comstock" or the "Company") as of June 30, 2018, and the related results of operations and cash flows for the three months and six months ended June 30, 2018 and 2017.  Net loss and comprehensive loss are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the three months and six months ended June 30, 2018 are not necessarily an indication of the results expected for the full year.

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

On April 27 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle, Frio, Atascosa, Wilson, and Karnes counties, Texas for $125.0 million.  The sale was effective November 1, 2017 and the estimated net cash flow from the properties from November 2017 to April 2018 was paid to the buyer at closing.  After the sale, Comstock has approximately 8,400 net undeveloped acres that are prospective for Eagle Ford shale development.  During the three months and six months ended June 30, 2018, the Company recognized a loss on sale of oil and gas properties of $4.1 million and $32.7 million, respectively, to reduce the carrying value of its assets held for sale to their fair value less costs to sell and to adjust the carrying value of the undeveloped acreage retained to their fair value of $55.0 million which has been included in proved oil and gas properties. The fair value of the oil and gas properties retained, a Level 3 measurement, was determined using the discounted cash flow valuation methodology applied by the Company in assessing oil and gas properties for impairment.  Key inputs to the valuation included average oil prices of $72.03 per barrel, average natural gas prices of $4.31 per thousand cubic feet and discount factors of 20% - 25%. Also included in loss on sale of oil and gas properties for the three and six months ended June 30, 2018 is a loss of $2.7 million resulting from a final settlement for a property sale completed in 2012.

Results of operations for properties that were sold were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Total oil and gas sales	$4,535	$11,881	$17,747	$25,416
Total operating expenses(1)	(1,743)	(12,293)	(6,134)	(26,598)
Operating income (loss)	$2,792	$(412)	$11,613	$(1,182)

(1)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense and excludes interest and general and administrative expense.  No depreciation, depletion and amortization expense has been provided for subsequent to the date the assets were designated as held for sale.

Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis.  The Company also assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  No impairments were recognized to adjust the carrying value of the Company’s proved oil and gas properties during the three months and six months ended June 30, 2018 and 2017.

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

Accrued Expenses

Accrued expenses at June 30, 2018 and December 31, 2017 consist of the following:

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Accrued drilling costs	$6,028	$5,874
Accrued interest payable	20,937	21,277
Accrued transportation costs	2,882	3,269
Accrued employee compensation	2,561	6,449
Asset retirement obligation – assets held for sale	—	4,557
Accrued ad valorem taxes	1,200	—
Other	1,848	1,029
	$35,456	$42,455

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Future abandonment costs — beginning of period	$10,407	$15,804
Accretion expense	280	431
New wells placed on production	4	4
Liabilities settled and assets disposed of	(69)	(36)
Future abandonment costs — end of period	$10,622	$16,203

Derivative Financial Instruments and Hedging Activities

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

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index. The Company had the following outstanding derivative financial instruments used for natural gas price risk management at June 30, 2018:

	Future Production Period
	Three Months Ending September 30, 2018	Three Months Ending December 31, 2018	Six Months Ending December 31, 2018	Year Ending December 31, 2019	Total
Swap contracts:
Volume (MMbtu)	5,400,000	5,400,000	10,800,000	4,200,000	15,000,000
Price per MMbtu	$3.00	$3.00	$3.00	$3.00	$3.00
Collar contracts:
Volume (MMbtu)	2,700,000	2,700,000	5,400,000	5,400,000	10,800,000
Price per MMbtu
Ceiling	$3.30	$3.30	$3.30	$3.30	$3.30
Floor	$2.50	$2.50	$2.50	$2.50	$2.50

Volume (MMbtu)	2,700,000	2,700,000	5,400,000	5,400,000	10,800,000
Price per MMbtu
Ceiling	$3.50	$3.50	$3.50	$3.50	$3.50
Floor	$2.50	$2.50	$2.50	$2.50	$2.50

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
			(in thousands)
Fair Value of Derivative Instruments as of June 30, 2018
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$79	$(79)	$—
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$309	$(79)	$230

Fair Value of Derivative Instruments as of December 31, 2017
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$1,318	$—	$1,318

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Location of Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Gain (loss) from derivative financial instruments	$(1,638)	$5,295	$964	$13,155

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company recognized $1.5 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors in each of the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized $3.1 million and $2.8 million, respectively, of stock-based compensation expense within general and administrative expenses.

During the six months ended June 30, 2018, the Company granted 445,801 shares of restricted stock with a grant date fair value of $3.8 million, or $8.46 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. As of June 30, 2018, Comstock had 803,955 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $8.43 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $5.7 million as of June 30, 2018 is expected to be recognized over a period of 2.2 years.

During the six months ended June 30, 2018, the Company granted 360,801 PSUs with a grant date fair value of $4.5 million, or $12.52 per unit, to its employees. As of June 30, 2018, Comstock had 514,336 PSUs outstanding at a weighted average grant date fair value of $13.83 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,028,672 shares of common stock. Total unrecognized compensation cost related to these grants of $6.2 million as of June 30, 2018 is expected to be recognized over a period of 2.3 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2017 or June 30, 2018. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company has recognized accounts receivable of $21.5 million as of June 30, 2018 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The deferred tax provision in the first three months and six months ended June 30, 2018 and 2017 related to adjustments to the valuation allowances on federal and state net operating loss carryforwards.  In recording deferred income tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred income tax assets will be realized in the future.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible.  The Company believes that, after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, management is not able to determine that it is more likely than not that all of its deferred tax assets will be realized.  As a result, the Company established valuation allowances for its deferred tax assets and U.S. federal and state net operating loss carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods.

The following is an analysis of consolidated income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Current - State	$24	$21	$34	$97
- Federal	—	—	—	—

Deferred - State	(597)	496	(1,051)	855
- Federal	451	—	1,477	—
	$(122)	$517	$460	$952

The difference between the Company's effective tax rate and the 21% federal statutory rate in effect in 2018 and the 35% rate in effect in 2017 is caused by valuation allowances on deferred taxes and state taxes. The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses.

The difference between the federal statutory rate and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Tax at statutory rate	21.0%	35.0%	21.0%	35.0%
Tax effect of:
Valuation allowance on deferred tax assets	(24.1)	(42.1)	(24.3)	(40.1)
State income taxes, net of federal benefit	3.9	5.0	3.5	4.3
Nondeductible stock-based compensation	(0.4)	(0.4)	(0.7)	(1.4)
Effective tax rate	0.4%	(2.5)%	(0.5)%	(2.2)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses).  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows the Company to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At June 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, it has made reasonable estimates of the effects on its existing deferred tax balances.  The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized at December 31, 2017 related to the remeasurement of its deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Comstock's estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

Future use of the Company's federal and state net operating loss carryforwards may be limited in the event that a cumulative change in the ownership of Comstock's common stock by more than 50% occurs within a three-year period.  Such a change in ownership could result in a substantial portion of the Company's net operating loss carryforwards being eliminated or becoming restricted. It is highly likely that a change in ownership due to future conversion of the Company's convertible notes would result in limits on the future use of its net operating loss carryforwards.  In addition, the Company expects that the transaction discussed in Footnote (5) – Jones Contribution and Refinancing Plans involving the contribution of oil and gas properties for common stock will result in a change of control which will result in limits on the future use of its net operating loss carryforwards.

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

Fair Value Measurements

The Company holds or has held certain financial assets and liabilities that are required to be measured at fair value.  These include cash and cash equivalents held in bank accounts and derivative financial instruments in the form of oil and natural gas price swap agreements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of June 30, 2018 that are a Level 3 measurement.

At June 30, 2018 the Company had a liability of $0.2 million recorded for the fair value of its natural gas swaps and collars.  At December 31, 2017, the Company had assets recorded for the fair value of its natural gas price swap agreements of $1.3 million.  There were no offsetting swap positions in 2018 or 2017. The change in fair value of these natural gas swaps and collars was recognized as a gain or loss and included as a component of other income (expense).

As of June 30, 2018, the Company's other financial instruments, comprised solely of its fixed rate debt, had a carrying value of $1.2 billion and a fair value of $1.2 billion.  The fair market value of the Company's fixed rate debt was based on quoted prices as of June 30, 2018, a Level 2 measurement.

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

Basic and diluted loss per share for the three months and six months ended June 30, 2018 and 2017 were determined as follows:

	Three Months Ended June 30,
	2018			2017
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(34,003)	15,340	$(2.22)	$(21,442)	14,749	$(1.45)

	Six Months Ended June 30,
	2018			2017
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(75,889)	15,212	$(4.99)	$(44,373)	14,488	$(3.06)

Basic and diluted per share amounts are the same for the three months and six months ended June 30, 2018 and 2017 due to the net loss reported during each of those periods.

At June 30, 2018 and December 31, 2017, 803,955 and 619,867 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding during the three months and six months ended June 30, 2018 and 2017 which were excluded from the computation of the loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Unvested restricted stock	857	659	846	582

All stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share due to the net loss in each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands except per share/unit data)
Weighted average warrants for common stock	116	433	167	511
Weighted average exercise price per share	$0.01	$0.01	$0.01	$0.01

Weighted average PSUs	514	313	466	273
Weighted average grant date fair value per unit	$13.83	$17.12	$13.83	$17.12

Weighted average contingently convertible shares	40,017	36,181	39,617	36,331
Weighted average conversion price per share	$12.32	$12.32	$12.32	$12.32

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the six months ended June 30, 2018 and 2017, respectively, were as follows:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Interest payments	$36,122	$37,846
Income tax payments	$2	$3

 Interest paid in-kind related to the Company's convertible notes was $20.0 million and $18.6 million during the six months ended June 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Comstock adopted this standard using the modified retrospective method of adoption and it applied the ASU only to contracts that were not completed as of January 1, 2018.  Upon adoption, there were no adjustments to the opening balance of equity and the Company does not expect the standard to have a significant effect on its results of operations, liquidity or financial position.

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

(2) LONG-TERM DEBT –

At June 30, 2018, long-term debt was comprised of the following:

(In thousands)

10% Senior Secured Toggle Notes due 2020:
Principal	$697,195
Discount, net of amortization	(7,070)
7¾% Convertible Second Lien PIK Notes due 2019(1):
Principal	295,465
Accrued interest payable in kind	5,693
Discount, net of amortization	(24,821)
9½% Convertible Second Lien PIK Notes due 2020:
Principal	195,948
Accrued interest payable in kind	801
Discount, net of amortization	(27,077)
10% Senior Notes due 2020:
Principal	2,805
7¾% Senior Notes due 2019(1):
Principal	17,959
Premium, net of amortization	39
9½% Senior Notes due 2020:
Principal	4,860
Discount, net of amortization	(56)
Debt issuance costs, net of amortization	(8,408)
$1,153,333

(1) Classified as long-term debt as the Company intends to refinance this debt with new long-term debt - See Footnote 5-Jones Contribution and Financing Plans.

Interest on the 10% Senior Secured Toggle Notes and 10% Senior Notes due 2020 is payable on March 15 and September 15 and the notes mature on March 15, 2020.  The Company has the option to pay up to $75.0 million of accrued interest on the Senior Secured Toggle Notes by issuing additional notes. To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in up to an additional $91.9 million of notes outstanding.

Interest on the 7¾% Convertible Second Lien PIK Notes and the 7¾% Senior Notes due 2019 is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes and the 9½% Senior Notes due 2020 is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of the Company's common stock for each $1,000 of principal amount of notes.  The convertible notes will mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of the Company's common stock is equal to or greater than $12.32 per share. The mandatory conversion provisions of the convertible notes have been temporarily suspended pending the completion of the Jones Contribution and the tender offer.  $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,327 shares of common stock during the six months ended June 30, 2017.

Comstock has a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019. As of June 30, 2018, there were no borrowings outstanding under the revolving credit facility. Indebtedness under the revolving credit facility is guaranteed by all of the Company's subsidiaries and is secured by substantially all of Comstock's and its subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at Comstock's option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that Comstock may incur and limit the Company's ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the revolving credit facility, of at least 1.0 to 1.0 and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the credit facility of at least 2.5 to 1.0. The Company was in compliance with these covenants as of June 30, 2018.

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

(3) STOCKHOLDERS' EQUITY –

At June 30, 2018, the Company had warrants outstanding to purchase 51,449 shares of common stock at an exercise price of $0.01 per share.  Warrants for 363,638 and 246,793 shares of common stock were exercised during the six months ended June 30, 2018 and 2017, respectively.

(4) Commitments and Contingencies –

From time to time, Comstock is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of any of these matters will have a material effect on the Company's financial position or results of operations.

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of June 30, 2018 totaled $1.3 million.  As of June 30, 2018, the Company had commitments for contracted drilling services through September 2019 of $19.3 million.

(5) JONES CONTRIBUTION AND REFINANCING PLANS –

On May 9, 2018, Arkoma Drilling, L.P. ("Arkoma") and Williston Drilling, L.P. ("Williston") entered into a Contribution Agreement with the Company to contribute certain oil and gas properties in North Dakota and Montana (the "Bakken Shale Properties") with an estimated fair value of approximately $620.0 million in exchange for approximately 88.6 million newly issued shares of the Company's common stock (the "Jones Contribution"). The effective date of the acquisition of the properties is April 1, 2018. Comstock estimated that the properties have proved reserves of 22.8 million barrels of oil and 49.3 Bcf of natural gas on the effective date.  Upon completion of this transaction, Arkoma and Williston will collectively own approximately 84.5% of the Company's pro forma outstanding shares.  The transaction is subject to a number of closing conditions, including the approval of the issuance of the common stock by the Company's stockholders at the Company's Annual Meeting of Stockholders on August 10, 2018 and satisfaction of certain other closing conditions.

In connection with the Jones Contribution, the Company commenced a tender offer on July 13, 2018 to repurchase all of its outstanding debt. The Company expects to close the tender offer concurrent with the closing of the Jones Contribution and refinance all of the Company's debt using funds from the sale of 9¾% Senior Notes due 2026 and borrowings under a new Bank Credit Facility with an initial borrowing base of $700.0 million.

In connection with the refinancing plan, the Company sold $850.0 million of 9¾% Senior Notes due 2026 at 95.988% of the principal amount on August 3, 2018.  Interest on the new senior notes is payable on February 15 and August 15.  Proceeds from the offering are being held in escrow pending the closing of the Jones Contribution which is expected to occur on August 14, 2018.

(6) SUBSEQUENT EVENTS –

On July 31, 2018 the Company acquired oil and gas properties in North Louisiana for $37.0 million.  These properties, consist of approximately 21,000 gross acres (9,900 net) primarily in Caddo and DeSoto Parishes in Louisiana and include 120 (26.2 net) producing natural gas wells, 49 (14.7 net) of which produce from the Haynesville shale. All of the acreage acquired is held by production. Comstock has identified 112 (31.0 net) potential drilling locations on this acreage of which 21 (17.9 net) would be operated by Comstock.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	21,718	17,321	43,364	31,320
Oil (Mbbls)	90	243	280	508
Natural gas equivalent (Mmcfe)	22,258	18,781	45,044	34,368
Revenues:
Natural gas sales	$56,265	$50,437	$115,808	$91,377
Oil sales	5,184	11,034	18,234	23,895
Total oil and gas sales	$61,449	$61,471	$134,042	$115,272
Expenses:
Production taxes	$1,112	$1,143	$2,952	$2,240
Gathering and transportation	4,398	3,545	8,732	7,673
Lease operating(1)	7,948	9,433	17,721	19,322
Depreciation, depletion and amortization	26,798	30,321	53,950	60,226
Average Sales Price:
Natural gas (per Mcf)	$2.59	$2.91	$2.67	$2.92
Oil (per Bbl)	$57.56	$45.34	$65.12	$47.04
Average equivalent (Mcfe)	$2.76	$3.27	$2.98	$3.35
Expenses ($ per Mcfe):
Production taxes	$0.05	$0.06	$0.07	$0.07
Gathering and transportation	$0.20	$0.19	$0.19	$0.22
Lease operating(1)	$0.35	$0.50	$0.39	$0.56
Depreciation, depletion and amortization(2)	$1.19	$1.60	$1.19	$1.74

1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Our oil and natural gas sales in the second quarter of 2018 of $61.4 million were comparable to our oil and natural gas sales of $61.5 million in the second quarter of 2017.  Natural gas sales in the second quarter increased 12% to $56.3 million due to the higher production which was partially offset by lower realized natural gas prices.  Our natural gas production increased by 25% and our realized natural gas price decreased by 11% as compared to the second quarter of 2017.  Oil sales in the second quarter of 2018 decreased by 53% to $5.2 million from the second quarter of 2017 due to a 63% decrease in our oil production resulting from the sale on April 27, 2018 of our producing Eagle Ford shale properties in South Texas.

In the first six months of 2018, our oil and natural gas sales increased by $18.7 million (16%) to $134.0 million from $115.3 million in the first six months of 2017. Natural gas sales in the first six months of 2018 increased by $24.4 million (27%) from 2017 while oil sales decreased by $5.7 million (24%) from 2017. Our natural gas production increased by 38% from 2017 and our realized natural gas price decreased by 9%. The decrease in oil sales is attributable to the sale of our producing Eagle Ford shale properties.

We utilize natural gas price swaps to manage our exposure to natural gas prices and protect returns on investment from our drilling activities.  We had a loss related to our natural gas derivative financial instruments of $1.6 million and a gain of $5.3 million for the three months ended June 30, 2018 and 2017, respectively.  We had gains of $1.0 million and $13.2 million for the six months ended June 30, 2018 and 2017, respectively. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.59	$2.91	$2.67	$2.92
Cash settlements of derivative financial instruments, per Mcf	0.05	0.08	0.06	0.06
Price per Mcf, including cash settlements of derivative financial instruments	$2.64	$2.99	$2.73	$2.98

Costs and Expenses –

Our production taxes were $1.1 million for each of the three months ended June 30, 2018 and 2017. Production taxes of $3.0 million for the first six months of 2018 increased $0.8 million as compared with production taxes of $2.2 million for the first six months of 2017. The increase is mainly due to our higher natural gas production in 2018.

Gathering and transportation costs for the second quarter of 2018 increased $0.9 million to $4.4 million as compared to $3.5 million in the second quarter of 2017. Gathering and transportation costs for the first six months of 2018 increased $1.0 million to $8.7 million as compared to $7.7 million for the first six months of 2017. Our gathering and transportation costs have increased primarily as a result of the increase in natural gas production.

Our lease operating expense of $7.9 million for the second quarter of 2018 decreased $1.5 million (16%) from lease operating expense of $9.4 million for the second quarter of 2017 despite the increase in production.  Our lease operating expense for the first six months of 2018 of $17.7 million decreased $1.6 million or 8% from our lease operating expense of $19.3 million for the first six months of 2017. Our lease operating expense of $0.39 per Mcfe produced for the six months ended June 30, 2018 was $0.17 per Mcfe lower than the lease operating expense of $0.56 per Mcfe for the same period in 2017. The decreases primarily reflect lower costs associated with our Haynesville shale properties and the sale of our producing Eagle Ford shale oil properties in April 2018.

Depreciation, depletion and amortization (“DD&A”) decreased $3.5 million (12%) to $26.8 million in the second quarter of 2018 from $30.3 million in the second quarter of 2017. Our DD&A per equivalent Mcf produced decreased $0.41 (26%) to $1.19 for the three months ended June 30, 2018 from $1.60 for the three months ended June 30, 2017. DD&A for the first six months of 2018 of $54.0 million decreased by $6.2 million (10%) from DD&A expense of $60.2 million for the six months ended June 30, 2017. For the first six months of 2018, our per unit DD&A rate of $1.19 decreased $0.55 (32%) from our DD&A rate of $1.74 for the first six months of 2017. The lower rates in 2018 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $7.0 million for the second quarter of 2018 from $6.6 million in the second quarter of 2017. Included in general and administrative expenses are stock-based compensation of $1.5 million for each of the three months ended June 30, 2018 and 2017, respectively. Also included in the three months ended June 30, 2018 were $0.4 million of costs associated with an unsuccessful tender offer for our senior notes in April 2018.  General and administrative expenses were $13.0 million in each of the six months ended June 30, 2018 and 2017.

We recognized a loss on sale of oil and gas properties of $6.8 million and $35.4 million during the three months and six months ended June 30, 2018 primarily to reduce the carrying value of our South Texas oil properties classified as assets held for sale to their fair value less costs to sell, and to adjust the carrying value of the South Texas acreage that we retained to fair value.  $2.7 million of the loss results from a final settlement for a property sale completed in 2012.

Interest expense increased $3.4 million to $40.2 million for the second quarter of 2018 from interest expense of $36.8 million in the second quarter of 2017. Interest expense increased $9.4 million to $79.1 million for the first six months of 2018 from interest expense of $69.7 million in the first six months of 2017. The increase in interest expense reflects the amortization of the debt discounts and costs related to the debt exchange that we completed in September 2016.

Income taxes for the three months ended June 30, 2018 were a benefit of $0.1 million as compared to a provision of $0.5 million for the three months and ended June 30, 2017. Income taxes for the six months ended June 30, 2018 were a provision of $0.5 million as compared to a provision of $1.0 million for the six months ended June 30, 2017. The benefit from or provision for income taxes are primarily related to adjustments of the valuation allowances against our federal and state net operating loss carryforwards.

We reported a net loss of $34.0 million, or $2.22 per share, for the three months ended June 30, 2018 as compared to a net loss of $21.4 million, or $1.45 per share, for the three months ended June 30, 2017. We reported a net loss of $75.9 million, or $4.99 per share, for the six months ended June 30, 2018, as compared to a net loss of $44.4 million, or $3.06 per share, for the six months ended June 30, 2017. The higher net losses in 2018 are primarily due to our loss on sale of oil and gas properties and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2018, our primary source of funds was operating cash flow, cash on hand and proceeds from asset sales.  Cash provided from operating activities for the and six months ended June 30, 2018 was $87.0 million as compared to cash provided from operating activities of $55.5 million for the first six months of 2017.  This increase in operating cash flow is mainly due to higher oil and gas sales.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the first six months of 2018, we incurred capital expenditures of $89.9 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity, on an accrual basis, for the six months ended June 30, 2018 and 2017:

	Six Months ended June 30,
	2018	2017
	(In thousands)
Exploration and development:
Development leasehold	$2,344	$1,064
Development drilling	76,629	81,544
Other development	10,913	4,028
Total capital expenditures	$89,886	$86,636

We drilled seventeen (5.1 net) wells and completed twenty-one (7.9 net) horizontal Haynesville and Bossier shale wells during the six months ended June 30, 2018.  We expect to spend an additional $96.0 million in the second half of 2018 to drill 28 11.7 net) wells.  In addition, we expect to spend $51.5 million on the Bakken Shale Properties We expect to fund our future development and exploration activities with future operating cash flow including cash flow from the Bakken Shale Properties and from cash on hand. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2018, we have four drilling rigs under contract through September 2019 at a cost of $19.3 million and commitments of $1.3 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

At December 31, 2017, we classified our South Texas oil properties in the Eagle Ford shale as assets held for sale.  On April 27, 2018, we completed the sale of these properties.  After the sale, we retained approximately 8,400 undeveloped acres prospective for Eagle Ford shale development with a fair value of approximately $55.0 million.

At June 30, 2018, we had outstanding $697.2 million of 10% Senior Secured Toggle Notes due 2020, $295.5 million of 7¾% Convertible Second Lien PIK Notes due 2019 and $195.9 million of 9½% Convertible Second Lien PIK Notes due 2020.  We also had $25.6 million of unsecured notes outstanding due in 2019 and 2020. Interest on the 10% Senior Secured Toggle Notes is payable on March 15 and September 15 and the notes mature on March 15, 2020.  We have the option to pay up to $75.0 million of accrued interest on the Senior Secured Toggle Notes by issuing additional notes.  To the extent that interest is paid in kind, the interest rate increases to 12¼% only for that interest payment and would result in up to an additional $91.9 million of notes outstanding.  Interest on the 7¾% Convertible Second Lien PIK Notes is payable on April 1 and October 1 and these notes mature on April 1, 2019.  Interest on the 9½% Convertible Second Lien PIK Notes is payable on June 15 and December 15 and these notes mature on June 15, 2020.  Interest on the convertible notes is only payable in kind.  Each series of the convertible notes is convertible, at the option of the holder, into 81.2 shares of our common stock for each $1,000 of principal amount of notes.  The convertible notes mandatorily convert into shares of common stock following a 15 consecutive trading day period during which the daily volume weighted average price of our common stock is equal to or greater than $12.32 per share. The mandatory conversion provisions of the convertible notes have been temporarily suspended pending the completion of the Jones Contribution and the tender offer.  $9.9 million of principal amount of the convertible notes plus related accrued interest were converted into 826,327 shares of common stock during the six months ended June 30, 2017.

We have a $50.0 million revolving credit facility with Bank of Montreal and Bank of America, N.A. that matures on March 4, 2019.  As of June 30, 2018, there were no borrowings outstanding under the revolving credit facility.  Indebtedness under the revolving credit facility is guaranteed by all of our subsidiaries and is secured by substantially all of our and our subsidiaries' assets.  Borrowings under the revolving credit facility bear interest, at our option, at either (1) LIBOR plus 2.5% or (2) the base rate (which is the higher of the administrative agent's prime rate, the federal funds rate plus 0.5% or 30 day LIBOR plus 1.0%) plus 1.5%. A commitment fee of 0.5% per annum is payable quarterly on the unused credit line.  The revolving credit facility contains covenants that, among other things, restrict the payment of cash dividends and repurchases of common stock, limit the amount of additional debt that we may incur and limit our ability to make certain loans, investments and divestitures. The only financial covenants are the maintenance of a current ratio, including availability under the credit facility, of at least 1.0 to 1.0, and the maintenance of an asset coverage ratio of proved developed reserves to amounts outstanding under the revolving credit facility of at least 2.5 to 1.0. We were in compliance with these covenants as of June 30, 2018.  The current maturities related to our debt are not included in the current ratio calculations.

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

On May 9, 2018, Arkoma and Williston entered into a Contribution Agreement with us to contribute certain oil and gas properties in North Dakota and Montana with an estimated fair value of approximately $620.0 million in exchange for approximately 88.6 million newly issued shares of our common stock.  The effective date of the acquisition of the properties is April 1, 2018.  We estimated that the properties have proved reserves of 22.8 million barrels of oil and 49.3 Bcf of natural gas on the effective date.  Upon completion of the transaction, Arkoma and Williston will collectively own approximately 84.5% of our pro forma outstanding shares.  The transaction is subject to a number of closing conditions, including the approval of the issuance of the common stock by our stockholders at our Annual Meeting of Stockholders scheduled for August 10, 2018 and satisfaction of certain other closing conditions.

In connection with the Jones Contribution, we commenced a tender offer on July 13, 2018 to repurchase all of our outstanding debt. We expect to close the tender offer concurrent with the closing of the Jones Contribution and refinance all of our debt using funds from the sale of 9¾% Senior Notes due 2026 and borrowings under a new Bank Credit Facility with an initial borrowing base of $700.0 million..

In connection with our refinancing plan, we sold $850.0 million of 9¾% Senior Notes due 2026 at 95.988% of the principal amount on August 3, 2018.  Interest on the new senior notes is payable in cash each February 15 and August 15.  Proceeds from the offering are being held in escrow pending the closing of the Jones Contribution which is expected to occur on August 14, 2018.

Federal Taxation

Future use of our net operating loss carryforwards are expected to be limited upon completion of the Jones Contribution which will result in a substantial portion of our net operating loss carryforwards being eliminated or becoming restricted.

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that affect us are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 and later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses.  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows us to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At June 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, we have made reasonable estimates of the effects on our existing deferred tax balances.  We have remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of our deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020 with any remaining AMT credit carryforward being fully refunded in 2021.  We reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  We are still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining our calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Our estimates may also be affected in the future as we gain a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

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

As of June 30, 2018, we have entered into natural gas price swap agreements to hedge approximately 15.0 billion cubic feet of our 2018 and 2019 production at an average price of $3.00 per Mcf.  We have also entered in natural gas collars to hedge approximately 10.8 Bcf of natural gas with a floor price of $2.50 and a ceiling price of $3.30 and approximately 10.8 Bcf of natural gas with a floor price of $2.50 and a ceiling price of $3.50.  None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2018 would be $3.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the six months ended June 30, 2018 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $3.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.3 million.  Our natural gas collars which cover the period July 1, 2018 through June 30, 2019 will result in natural gas prices on  10.8 Bcf of our future production to be subject to a floor price of $2.50 per MMbtu and a ceiling price of $3.30 per MMbtu and 10.8 Bcf of our future production to be subject to a floor price of $2.50 per MMbtu and a ceiling price of $3.50 per MMbtu. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At June 30, 2018, we had approximately $1.2 billion principal amount of long-term debt outstanding.  All but $25.6 million of this debt is secured by substantially all of our assets.  Of this amount, our first lien notes of $697.2 million bear interest at a fixed rate of 10%, our second lien notes of $295.5 million bear interest at a fixed rate of 7¾% and our second lien notes of $195.9 million bear interest at a fixed rate of 9½%.  At our option, up to $75.0 million of the interest on the first lien debt is payable in-kind.  All of the interest on the second lien debt is payable in kind.  The $25.6 million of unsecured senior notes bear interest at rates of between 7¾% to 10% and mature in 2019 and 2020.  The fair market value of our fixed rate debt as of June 30, 2018 was $1.2 billion based on the market price of approximately 102% of the face amount of such debt.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
2.1	Contribution Agreement dated May 9, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and Comstock Resources, Inc. previously filed on Form 8-K/A dated May 14, 2018.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: August 9, 2018	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: August 9, 2018	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)