Form 10-Q
period 2018-09-30
COMSTOCK RESOURCES INC
filed 2018-11-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 8, 2018 was 105,871,064.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2018

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets as of September 30, 2018 (Successor) and December 31, 2017 (Predecessor)	4
Consolidated Statements of Operations – For the period from August 14, 2018 through September 30, 2018 (Successor), and for the periods from July 1, 2018 through August 13, 2018 (Predecessor) and January 1, 2018 through August 13, 2018 (Predecessor) and for the three and nine months ended September 30, 2017 (Predecessor)	5
Consolidated Statement of Stockholders' Equity (Deficit) – For the period from August 14, 2018 through September 30, 2018 (Successor) and for the period from January 1, 2018 through August 13, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows – For the period from August 14, 2018 through September 30, 2018 (Successor) and for the period from January 1, 2018 through August 13, 2018 (Predecessor) and for the nine months ended September 30, 2017 (Predecessor)	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosure About Market Risk	25
Item 4. Controls and Procedures	25
PART II. Other Information
Item 6. Exhibits	26
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
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor	Predecessor
ASSETS	September 30, 2018	December 31, 2017
	(In thousands)

Cash and Cash Equivalents	$31,780	$61,255
Accounts Receivable:
Oil and gas sales	61,003	26,700
Joint interest operations	19,619	11,872
Derivative Financial Instruments	—	1,318
Assets Held For Sale	—	198,615
Other Current Assets	19,070	2,745
Total current assets	131,472	302,505
Property and Equipment:
Oil and gas properties, successful efforts method
Proved	1,568,504	2,631,750
Unproved	195,178	—
Other	4,440	18,918
Accumulated depreciation, depletion and amortization	(174,520)	(2,042,739)
Net property and equipment	1,593,602	607,929
Goodwill	349,667	—
Income Taxes Receivable	19,086	19,086
Other Assets	549	899
	$2,094,376	$930,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts Payable	$124,008	$126,034
Accrued Expenses	53,261	42,455
Derivative Financial Instruments	2,849	—
Total current liabilities	180,118	168,489
Long-term Debt	1,242,844	1,110,529
Deferred Income Taxes	145,565	10,266
Reserve for Future Abandonment Costs	4,738	10,407
Total liabilities	1,573,265	1,299,691
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock — $0.50 par, 155,000,000 shares authorized, 105,879,064 shares issued and outstanding at September 30, 2018, 75,000,000 authorized, 15,427,561 shares issued and outstanding as of December 31, 2017	52,940	7,714
Common stock warrants	—	3,557
Additional paid-in capital	454,348	546,696
Accumulated earnings (deficit)	13,823	(927,239)
Total stockholders' equity (deficit)	521,111	(369,272)
	$2,094,376	$930,419

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Transition Period			Transition Period
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands, except per share amounts)
Revenues:
Natural gas sales	$36,393	$32,089	$56,164	$36,393	$147,897	$147,541
Oil sales	33,730	499	10,647	33,730	18,733	34,542
Total oil and gas sales	70,123	32,588	66,811	70,123	166,630	182,083

Operating expenses:
Production taxes	4,051	707	1,490	4,051	3,659	3,730
Gathering and transportation	3,450	3,109	4,755	3,450	11,841	12,428
Lease operating	7,016	3,418	9,359	7,016	21,139	28,681
Depreciation, depletion and amortization	17,820	14,082	32,783	17,820	68,032	93,009
General and administrative	3,303	3,044	6,174	3,303	15,699	19,134
Loss (gain) on sale of oil and gas properties	(98)	—	1,060	(98)	35,438	1,060
Total operating expenses	35,542	24,360	55,621	35,542	155,808	158,042

Operating income	34,581	8,228	11,190	34,581	10,822	24,041

Other income (expenses):
Gain (loss) from derivative financial instruments	(2,015)	(83)	1,430	(2,015)	881	14,585
Other income	42	284	170	42	677	398
Interest expense	(14,845)	(22,140)	(37,595)	(14,845)	(101,203)	(107,250)
Transaction costs	—	(2,549)	—	—	(2,866)	—
Total other income (expenses)	(16,818)	(24,488)	(35,995)	(16,818)	(102,511)	(92,267)

Income (loss) before income taxes	17,763	(16,260)	(24,805)	17,763	(91,689)	(68,226)
Benefit from (provision for) income taxes	(3,940)	(605)	69	(3,940)	(1,065)	(883)
Net income (loss)	$13,823	$(16,865)	$(24,736)	$13,823	$(92,754)	$(69,109)

Net income (loss) per share – basic and diluted	$0.13	$(1.09)	$(1.67)	$0.13	$(6.08)	$(4.74)

Weighted average shares outstanding –
Basic	105,448	15,468	14,796	105,448	15,262	14,591
Diluted	105,463	15,468	14,796	105,463	15,262	14,591

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Predecessor Company:

Balance at January 1, 2018	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	623	311	—	3,601	—	3,912
Income tax withholdings related to equity awards	(53)	(26)	—	(343)	—	(369)
Common stock warrants exercised	379	189	(3,247)	3,058	—	—
Common stock issued for debt conversions	2	1	—	28	—	29
Net loss	—	—	—	—	(92,754)	(92,754)
Balance at August 13, 2018	16,379	$8,189	$310	$553,040	$(1,019,993)	$(458,454)

Successor Company:

Successor common stock	16,379	$8,189	$310	$132,032	$—	$140,531
Vesting of equity awards	1,029	514	—	8,312	—	8,826
Income tax withholdings related to equity awards	(547)	(272)	—	(4,423)	—	(4,695)
Jones contribution	88,571	44,286	—	318,406	—	362,692
Stock-based compensation	423	211	—	118	—	329
Stock issuance costs	—	—	—	(395)	—	(395)
Common stock warrants exercised and expired	24	12	(310)	298	—	—
Net income	—	—	—	—	13,823	13,823
Balance at September 30, 2018	105,879	$52,940	$—	$454,348	$13,823	$521,111

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Transition Period
	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017
		(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$13,823	$(92,754)	$(69,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	3,883	1,052	768
Loss (gain) on sale of oil and gas properties	(98)	35,438	1,060
Depreciation, depletion and amortization	17,820	68,032	93,009
(Gain) loss on derivative financial instruments	2,015	(881)	(14,585)
Cash settlements of derivative financial instruments	191	2,842	5,352
Amortization of debt discount, premium and issuance costs	822	29,457	24,914
Interest paid in-kind	—	25,004	28,194
Stock-based compensation	329	3,912	4,455
Decrease (increase) in accounts receivable	(44,884)	2,834	(11,952)
Decrease (increase) in other current assets	(1,326)	337	(670)
Increase in accounts payable and accrued expenses	11,034	10,462	29,327

Net cash provided by operating activities	3,609	85,735	90,763
Cash Flows From Investing Activities:
Acquisitions and capital expenditures	(59,017)	(150,106)	(132,493)
Prepaid drilling costs	(4,768)	(3,692)	—
Proceeds from sale of oil and gas properties	13,739	103,593	1,528

Net cash used for investing activities	(50,046)	(50,205)	(130,965)
Cash Flows from Financing Activities:
Borrowings	450,000	865,577	—
Retirement of long-term debt	(1,291,352)	(49,679)	—
Jones contribution	36,365	—	—
Common stock warrants exercised	—	—	2
Debt and stock issuance costs	(6,288)	(18,127)	—
Income taxes related to equity awards	(4,695)	(369)	(312)

Net cash provided by (used for) financing activities	(815,970)	797,402	(310)

Net increase (decrease) in cash and cash equivalents	(862,407)	832,932	(40,512)
Cash and cash equivalents, beginning of period	894,187	61,255	65,904
Cash and cash equivalents, end of period	$31,780	$894,187	$25,392

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries.  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and its subsidiaries (collectively, "Comstock" or the "Company") as of September 30, 2018, and the related results of operations and cash flows for the Predecessor and Successor periods being presented.  Net loss and comprehensive loss are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the Predecessor and Successor periods up to and through September 30, 2018 are not necessarily an indication of the results expected for the full year.

On August 14, 2018, Arkoma Drilling, L.P. and Williston Drilling, L.P. (collectively, the "Jones Partnerships") contributed certain oil and gas properties in North Dakota and Montana (the "Bakken Shale Properties") in exchange for common stock representing 84% of the Company's outstanding common stock (the "Jones Contribution"). The Jones Partnerships are wholly owned and controlled by Dallas businessman Jerry Jones and his children (collectively, the "Jones Group").  The Jones Partnerships received 88,571,429 newly issued shares of common stock based on an agreed upon share price of $7.00 per share.

The Company assessed the Bakken Shale Properties to determine whether they meet the definition of a business under US generally accepted accounting principles, determining that they do not meet the definition of a business. As a result, the Jones Contribution is not being accounted for as a business combination. Upon the issuance of the shares of Comstock common stock, the Jones Group obtained control over Comstock through their ownership of the Jones Partnerships. Through the Jones Partnerships, the Jones Group owns a majority of the voting common stock as well as the ability to control the composition of the majority of the board of directors of Comstock. As a result of the change of control that occurred upon the issuance of the common stock, the Jones Group controls Comstock and, thereby, continues to control the Bakken Shale Properties.

Accordingly, the basis of the Bakken Shale Properties recognized by Comstock is the historical basis of the Jones Group. The historical cost basis of the Bakken Shale properties contributed was $397.6 million, which was comprised of $554.3 million of capitalized costs less $156.7 million of accumulated depletion, depreciation and amortization.  The change in control of Comstock results in a new basis for Comstock as the company has elected to apply pushdown accounting pursuant to ASC 805, Business Combinations. The new basis is pushed down to Comstock for financial reporting purposes, resulting in Comstock's assets, liabilities and equity accounts being recognized at fair value upon the closing of the Jones Transactions.

References to "Successor" or "Successor Company" relate to the financial position and results of operations of the Company subsequent to August 13, 2018.  Reference to "Predecessor" or "Predecessor Company" relate to the financial position and results of operations of the Company on or prior to August 13, 2018. The Company's consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented after August 13, 2018 and dates prior thereto.

The estimated fair value of Comstock's assets and liabilities and the resulting goodwill at the date of the transaction were as follows:

(In thousands)

Fair Value of Comstock's common stock	$149,357

Fair Value of Liabilities Assumed —
Current Liabilities	180,452
Long-Term Debt	2,059,560
Deferred Income Taxes	63,708
Reserve for Future Abandonment Costs	4,440
Net Liabilities Assumed	2,308,160

Fair Value of Assets Acquired —
Current Assets	936,026
Oil and Gas Properties	1,147,749
Other Property & Equipment	4,440
Income Taxes Receivable	19,086
Other Assets	549
Total Assets	2,107,850
Goodwill	$349,667

The table above represents the preliminary allocation of fair value related to the assets acquired and the liabilities assumed based on the fair value of Comstock. Certain data necessary to complete the fair value allocation is not yet available or is in the process of being finalized, and includes, but is not limited to, final income tax returns. We expect to complete the purchase price allocation during the twelve month period following the Jones Contribution date, during which time the value of the assets and liabilities, including goodwill, may be revised as appropriate.

Goodwill recognized is primarily attributable to the excess of the fair value of Comstock's common stock over the identifiable assets acquired net of liabilities assumed, measured in accordance with generally accepted accounting principles in the United States. The fair value of oil and gas properties, a Level 3 measurement, was determined using discounted cash flow valuation methodology.  Key inputs to the valuation included average oil prices of $79.72 per barrel, average natural gas prices of $3.87 per thousand cubic feet and discount factors of 10% - 25%. The combination of the Bakken Shale Properties with Comstock's Haynesville shale properties results in a Company with adequate resources and liquidity to fully exploit its Haynesville/Bossier shale asset base and to continue to expand its opportunity set with future acquisitions and leasing activity in the basin.

Transaction-related costs (i.e., advisory, legal, accounting, valuation, other professional or consulting fees) totaling approximately $2.6 million are not included as a component of consideration transferred but are accounted for as expenses in the predecessor periods in which the costs are incurred and the services received.  Costs incurred associated with the issuance of common stock have been accounted for as a reduction of additional paid-in capital.

The successful closing of the Jones Contribution triggered payment of an aggregate of $8.1 million including success fees to financial advisors and certain other fees under our licenses for technical data.  These costs were contingent on the consummation of the transactions, all of which were interdependent and all of which had to close in order to meet the legal requirements of the contribution agreement.  None of these fees would have been incurred otherwise.  The Jones Contribution also caused a change in control, upon which restricted shares granted to employees and directors vested, and performance share units granted to executive officers vested at the maximum number of shares granted.  The Company had previously recognized stock-based compensation expense of $7.2 million related to these restricted shares and performance share units. The Company did not recognize an expense for the remaining $11.9 million of unrecognized stock-based compensation expense.  The Company's accounting policy for any cost triggered by the consummation of the Jones Contribution was to recognize the cost when the Jones Contribution was consummated.  Accordingly, unrecognized stock-based compensation expense has not been recorded in the Consolidated Statement of Operations for the Predecessor period since that statement depicts the results of operations just prior to consummation of the transaction.  In addition, since the Successor period reflects the effects of push-down accounting, these costs have also not been recorded as an expense in the Successor period.  These costs are being considered in the purchase accounting adjustments in arriving at the fair value of the liabilities assumed since they were incurred only in the event the transactions successfully closed, and they are not clearly identifiable to operations either prior to or subsequent to the Jones Contribution.

Under the terms of the Jones Contribution, April 1, 2018 was the effective date for allocation of revenues and expenses related to net cash of the Bakken Shale Properties, and Comstock will receive $43.2 million related to net cash flow from April 1, 2018 to August 13, 2018 from the Jones Partnerships which has been accounted as part of the Jones Contribution.

These financial statements are presented on the basis of the Bakken Shale Properties being contributed to Comstock in exchange for common stock of Comstock. Comstock is a corporation, which is treated as a taxable C corporation and thus is subject to federal and state income taxes. A deferred tax liability of approximately $77.9 million has been recognized related to the tax basis of the Bakken Shale Properties long-lived assets being less than the book basis in those assets. The recording of this deferred tax liability has been treated as an adjustment to additional paid-in capital in these financial statements. The change in control of Comstock results in a new basis for Comstock as the company is applying pushdown accounting pursuant to ASC 805, Business Combinations. The new basis is pushed down to Comstock for financial reporting purposes, resulting in Comstock's assets, liabilities and equity accounts being recognized at fair value upon the closing of the Jones Contribution. A deferred tax liability, net of valuation allowance, of $52.4 million has been recognized related to the change in the basis for financial reporting purposes as compared to the tax basis of the historical Comstock assets.

The unaudited pro forma financial information presented below sets forth the Company's historical statements of operations for the periods indicated and gives effect to the Jones Contribution and the Company's debt refinancing transactions as if "push down" accounting had been applied as of January 1, 2017.  Such information is presented for comparative purposes to the Consolidated Statements of Operations only and does not purport to represent what the Company's results of operations would actually have been had these transactions occurred on the date indicated or to project its results of operations for any future period or date.

	Pro Forma
	Nine Months Ended
	September 30,
	2018 (1)	2017

Revenues:
Natural gas sales	$196,049	$158,679
Oil sales	194,328	159,812
Total oil and gas sales	390,377	318,491

Operating expenses:
Production taxes	22,168	16,722
Gathering and transportation	15,291	12,428
Lease operating	44,103	43,309
Depreciation, depletion and amortization	132,234	148,100
General and administrative	19,319	19,134
Loss on sale of oil and gas properties	35,340	1,060
Total operating expenses	268,455	240,753

Operating income	121,922	77,738

Other income (expenses):
Gain (loss) from derivative financial instruments	(1,134)	14,585
Other income	719	398
Interest expense	(80,437)	(89,063)
Total other income (expenses)	(80,852)	(74,080)

Income before income taxes	41,070	3,658
Benefit from (provision for) income taxes	(10,818)	(2,211)
Net Income	$30,252	$1,447

Net income per share – basic and diluted	$0.29	$0.01

Weighted average shares outstanding –
Basic	105,448	105,095
Diluted	105,463	105,574

(1) Excludes $2.6 million of transaction costs associated with the Jones Contribution.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

On April 27, 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle,

Frio, Atascosa, Wilson, and Karnes counties, Texas for $125.0 million.  The sale was effective November 1, 2017 and the estimated net cash flow from the properties from November 2017 to April 2018 was paid to the buyer at closing.  After the sale, the Company had approximately 8,400 net undeveloped acres that are prospective for Eagle Ford shale development.  During the predecessor period January 1, 2018 through August 13, 2018, the Company recognized a loss on sale of oil and gas properties of $32.7 million to reduce the carrying value of its assets held for sale to their fair value less costs to sell and to adjust the carrying value of the undeveloped acreage retained to their then fair value of $55.0 million which has been included in proved oil and gas properties. The fair value of the oil and gas properties retained, a Level 3 measurement, was determined using the discounted cash flow valuation methodology applied by Comstock in assessing oil and gas properties for impairment.  Key inputs to the valuation included average oil prices of $72.03 per barrel, average natural gas prices of $4.31 per thousand cubic feet and discount factors of 20% - 25%. The Company sold part of the Eagle Ford shale undeveloped acreage in September 2018 for $13.7 million.  Also included in the loss on sale for the Predecessor period January 1, 2018 through August 13, 2018 is a loss of $2.7 million resulting from a final settlement for a property sale completed in 2012.

Results of operations for properties that were sold were as follows:

	Predecessor	Predecessor	Predecessor
	Three Months Ended September 30, 2017	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017

Total oil and gas sales	$11,079	$17,747	$36,495
Total operating expenses(1)	(11,664)	(6,134)	(38,262)
Operating income (loss)	$(585)	$11,613	$(1,767)

(1)Includes direct operating expenses, depreciation, depletion and amortization and exploration expense and excludes interest and general and administrative expense.  No depreciation, depletion and amortization expense has been provided for subsequent to the date the assets were designated as held for sale.

On July 31, 2018, the Company acquired oil and gas properties in North Louisiana and Texas for $39.3 million.  These properties consist of approximately 23,000 gross acres (12,000 net) and include 120 (26.2 net) producing natural gas wells, 49 (14.7 net) which produce from the Haynesville shale. All of the acreage acquired is held by production. Comstock has identified 112 (31.0 net) potential drilling locations on this acreage of which 21 (17.9 net) would be operated by Comstock.

On August 14, 2018, in connection with the Jones Contribution, the strategic drilling venture previously entered into by the Company and Arkoma Drilling, LP was terminated and Comstock re-acquired working interests in wells drilled under the joint venture for $17.9 million representing the costs paid by Arkoma Drilling, LP.

The Company assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  No impairments were recognized to adjust the carrying value of the Company's proved oil and gas properties during any of the periods presented. Unproved oil and gas properties are also periodically assessed and any impairment in value is charged to expense. The costs of unproved properties are transferred to oil and gas properties and amortized on an equivalent unit-of-production basis as wells are drilled on these properties.

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

Goodwill

Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets related to the Jones Transactions. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.  The Company will perform its first annual review of goodwill impairment starting on October 1, 2019.  The Company has goodwill of $349.7 million as of September 30, 2018 that was recorded in connection with the Jones Contribution.

Accrued Expenses

Accrued expenses at September 30, 2018 and December 31, 2017 consist of the following:

	Successor	Predecessor
	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Accrued drilling costs	$18,811	$5,874
Accrued interest payable	14,328	21,277
Accrued transportation costs	5,022	3,269
Accrued employee compensation	3,841	6,449
Accrued ad valorem taxes	5,021	—
Accrued lease operating expenses	3,311	68
Asset retirement obligation – assets held for sale	—	4,557
Other	2,927	961
	$53,261	$42,455

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017
		(In thousands)
Future abandonment costs — beginning of period	$4,683	$10,407	$15,804
Accretion expense	45	346	645
New wells placed on production	10	17	5
Liabilities settled and assets disposed of	—	(87)	(356)
Future abandonment costs — end of period	$4,738	$10,683	$16,098

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

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. The Company had the following outstanding derivative financial instruments for natural gas price risk management at September 30, 2018:

	Future Production Period
	Three Months Ending December 31, 2018	Year Ending December 31, 2019	Total
Natural Gas Swap contracts:
Volume (MMbtu)	5,400,000	4,200,000	9,600,000
Average Price per MMbtu	$3.00	$3.00	$3.00
Natural Gas Collar contracts:
Volume (MMbtu)	6,300,000	13,200,000	19,500,000
Price per MMbtu
Average Ceiling	$3.40	$3.40	$3.40
Average Floor	$2.50	$2.50	$2.50
Crude Oil Collar contracts:
Volume (Barrels)	315,000	855,000	1,170,000
Price per Barrel
Average Ceiling	$77.85	$77.98	$77.94
Average Floor	$55.00	$55.00	$55.00

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
			(in thousands)

Successor Fair Value of Derivative Instruments as of September 30, 2018
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$18	$(18)	$—
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$854	$(18)	836
Crude oil price derivatives	Derivative Financial Instruments – current	$2,013	$—	2,013
				$2,849

Predecessor Fair Value of Derivative Instruments as of December 31, 2017
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$1,318	$—	$1,318

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
Location of Gain/(Loss) Recognized in Earnings on Derivatives	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Three Months Ended September 30, 2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017
			(In thousands)
Gain (loss) from derivative financial instruments	$(2,015)	$(83)	$1,430	$(2,015)	$881	$14,585

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. The Company recognized $0.3 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors during the Successor period August 14, 2018 through September 30, 2018 and $0.8 million during the predecessor period July 1 through August 13, 2018. For the predecessor periods of the three and nine months ended September 30, 2017, the Company recognized $1.7 million and $4.5 million, respectively, of stock-based compensation expense.

During the period July 1, 2018 through August 13, 2018, the Predecessor Company granted 100,226 shares of restricted stock with a grant date fair value of $0.9 million, or $8.73 per share, to its independent directors. The change of control that occurred due to the Jones Contribution resulting in the vesting of all then outstanding restricted stock grants of 904,181 shares.

During the successor period August 14, 2018 through September 30, 2018, the Company granted 422,545 shares of restricted stock with a grant date fair value of $3.7 million, or $8.70 per share, to its employees. The fair value of each restricted share on the date of grant was equal to its market price. Total unrecognized compensation cost related to unvested restricted stock grants of $3.5 million as of September 30, 2018 is expected to be recognized over a period of 2.9 years.

The change of control that occurred due to the Jones Contribution also resulted in the vesting of all then outstanding performance share units at the maximum amount that could be earned, and a total of 1,028,672 shares of common stock were issued to employees.

During the successor period August 14, 2018 through September 30, 2018, the Company granted 335,545 PSUs with a grant date fair value of $4.3 million, or $12.93 per unit, to its employees, all of which were outstanding as of September 30, 2018. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 671,090 shares of common stock. Total unrecognized compensation cost related to these grants of $4.2 million as of September 30, 2018 is expected to be recognized over a period of 2.9 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2017 or September 30, 2018. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company has recognized accounts receivable of $61.0 million as of September 30, 2018 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

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

The following is an analysis of consolidated income tax provision (benefit):

	Three Months ended September 30,			Nine Months ended September 30,
	Transition Period			Transition Period
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands)
Current - State	$57	$(22)	$18	$57	$13	$115
- Federal	—	—	—	—	—	—

Deferred - State	20	(309)	(87)	20	(1,360)	768
- Federal	3,863	936	—	3,863	2,412	—
	$3,940	$605	$(69)	$3,940	$1,065	$883

The difference between the Company's effective tax rate and the 21% federal statutory rate in effect in 2018 and the 35% rate in effect in 2017 is caused by valuation allowances on deferred taxes and state taxes. The impact of these items varies based upon the Company's projected full year loss and the jurisdictions that are expected to generate the projected losses.

The difference between the federal statutory rate and the effective tax rate is due to the following:

	Three Months ended September 30,			Nine Months ended September 30,
	Transition Period			Transition Period
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands)
Tax at statutory rate	21.0%	21.0%	35.0%	21.0%	21.0%	35.0%
Tax effect of:
State income taxes, net of federal benefit	2.0	4.5	3.8	2.0	3.9	4.1
Valuation allowance on deferred tax assets	(0.6)	(21.1)	(37.8)	(0.6)	(24.1)	(39.2)
Nondeductible stock-based compensation	(0.2)	(0.7)	(0.7)	(0.2)	(0.7)	(1.1)
Other	—	(7.4)	—	—	(1.3)	(0.1)
Effective tax rate	22.2%	(3.7)%	0.3%	22.2%	(1.2)%	(1.3)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses).  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows the Company to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At September 30, 2018, the Company has not completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, it has made reasonable estimates of the effects on its existing deferred tax balances.  The Company has remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized at December 31, 2017 related to the remeasurement of its deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining its calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Comstock's estimates may also be affected in the future as the Company gains a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

The shares of common stock issued as a result of the Jones Transaction triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, Comstock's ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. The Company's NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of the Company's common stock immediately prior to the ownership change, Comstock believes that it has a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period.

NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire.  NOLs generated in 2018 and after would be carried forward indefinitely.  Comstock's use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry forward periods, then it will lose the ability to apply those NOLs as offsets to future taxable income.

The Company's federal income tax returns for the years subsequent to December 31, 2014 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of September 30, 2018 that are a Level 3 measurement.

At September 30, 2018, the Company had a liability of $2.8 million recorded for the fair value of its oil and natural gas swaps and collars.  At December 31, 2017, the Company had assets recorded for the fair value of its natural gas price swap agreements of $1.3 million.  There were no offsetting swap positions in 2018 or 2017. The change in fair value of these natural gas swaps and collars was recognized as a gain or loss and included as a component of other income (expense).

As of September 30, 2018, the Company's fixed rate debt had a carrying value of $816.3 million and a fair value of $850.0 million.  The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2018, a Level 2 measurement.  The fair value of the floating rate debt outstanding approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  The shares that would have been issuable upon exercise of the conversion rights contains in the Predecessor Company's convertible debt for each period are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion. None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Basic and diluted income (loss) per share were determined as follows:

	Successor
	For the Period from August 14, 2018 through September 30, 2018
	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$13,823
Income allocable to unvested restricted shares	(51)
Basic income attributable to common stock	13,772	105,448	$0.13
Effect of Dilutive Securities:
Income allocable to unvested restricted shares	—	15
Diluted income attributable to common stock	13,772	105,463	$0.13

	Predecessor
	For the Period from July 1, 2018 through August 13, 2018			Three Months Ended September 30, 2017
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(16,865)	15,468	$(1.09)	$(24,736)	14,796	$(1.67)

	Predecessor
	For the Period from January 1, 2018 through August 13, 2018			Nine Months Ended September 30, 2017
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)

Basic and diluted net loss attributable to common stock	$(92,754)	15,262	$(6.08)	$(69,109)	14,591	$(4.74)

Basic and diluted per share amounts are the same for the predecessor periods due to the net loss in those periods.

At September 30, 2018 and December 31, 2017, 422,545 and 619,867 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands)
Unvested restricted stock	396	813	666	396	839	612

All unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that would be dilutive in the computation of earnings per share were as follows:

	Three Months ended September 30,			Nine Months ended September 30,
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands except per share/unit data)
Weighted average warrants for common stock	15	42	415	15	142	479
Weighted average exercise price per share	$0.01	$0.01	$0.01	$0.01	$0.01	$0.01

Weighted average PSUs	315	514	303	315	476	281
Weighted average grant date fair value per unit	$12.93	$13.83	$17.12	$12.93	$13.83	$17.12

Weighted average contingently convertible shares	—	40,631	37,624	—	39,819	36,676
Weighted average conversion price per share	$—	$12.32	$12.32	$—	$12.32	$12.32

All restricted shares, warrants, PSUs and potentially dilutive shares from conversion of senior notes in the Predecessor periods presented were anti-dilutive and excluded from the computation of loss per share.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017
		(In thousands)
Interest payments	$1,999	$36,187	$72,913
Income tax payments	$—	$2	$3

Interest paid in-kind related to the Predecessor Company's convertible notes was $25.0 million during the period January 1, 2018 through August 13, 2018 and $28.2 million during the nine months ended September 30, 2017.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company has initially recognized goodwill in its financial statements for the quarter ended September 30, 2018 and it will assess the impact of ASU 2017-04 on its financial statements when it performs its initial annual impairment assessment.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02").  ASU 2016-02 requires lessees to include most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02.  ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter.  Early adoption is permitted.  The Company has analyzed its major contracts for indications that they contain a lease, and has identified some leases that will need to be reflected as an asset and a liability in its consolidated balance sheet.  The Company presently intends to use the modified retrospective method of adoption for this new standard and is evaluating the applicability of the available transition practical expedients as it finalizes its plans for adoption of ASC 2016-02.

(2) LONG-TERM DEBT –

At September 30, 2018, long-term debt was comprised of the following:

(In thousands)

9¾% Senior Notes due 2026:
Principal	$850,000
Discount, net of amortization	(33,650)
Bank Credit Facility
Principal	450,000
Debt issuance costs, net of amortization	(23,506)
$1,242,844

In connection with the Jones Contribution, the Company completed a series of refinancing transactions in which it completed a private placement of $850.0 million of new unsecured 9¾% Senior Notes due 2026 and entered into a new bank credit facility with an initial borrowing base of $700.0 million.  The Company utilized the net proceeds from the notes offering, $450.0 million of borrowings under the new bank credit agreement and cash on hand to retire all of its other then-outstanding senior secured and unsecured notes.

The senior notes placement closed on August 3, 2018.  Interest on the notes is payable at an annual rate of 9¾% on February 15 and August 15 and the notes mature on August 15, 2026.

On August 14, 2018, the Company entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the participating banks. The bank credit facility is subject to a borrowing base, which is initially $700.0 million and is re-determined on a semi-annual basis and upon the occurrence of certain other events, and will mature on August 14, 2023.  As of September 30, 2018, there were $450.0 million of borrowings outstanding under the revolving credit facility. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries. and bear interest at the Company's option, at either LIBOR plus 2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon the Company's, and its restricted subsidiaries', ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the new senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0 beginning with the three months ended December 31, 2018.

(3) STOCKHOLDERS' EQUITY –

At the annual meeting of stockholders held August 10, 2018 the stockholders approved an increase in the authorized capital for the Company to a total of 160,000,000 shares, of which 155,000,000 shares are common stock, par value $0.50, and 5,000,000 shares, are preferred stock, par value $10.00.  Upon the closing of the Jones Contribution, the Company issued 88,571,429 shares of common stock to the Jones Partnerships.

As of September 30, 2018, all of the previously outstanding warrants to purchase shares of common stock at an exercise price of $0.01 per share were exercised or expired.  Warrants for 402,708 and 246,793 shares of common stock were exercised during the nine months ended September 30, 2018 and 2017, respectively.  The remaining 11,955 warrants expired without being exercised on September 7, 2018.

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

The Company has entered into natural gas transportation and treating agreements through July 2019. Maximum commitments under these transportation agreements as of September 30, 2018 totaled $1.0 million.  As of September 30, 2018, the Company had commitments for contracted drilling services through September 2019 of $16.5 million.

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

We are presenting Successor Company's and Predecessor Company's results in Management's Discussion and Analysis of Results of Operations due to the business combination that we consummated on August 14, 2018 wherein we received certain oil and gas properties in the Bakken Shale in exchange for a controlling interest of our common stock to the Jerry Jones and certain of his family members.  The results of the Successor and the Predecessor are not comparable, and our discussion of operating results accordingly does not focus on comparisons to prior periods.

Results of Operations

	Three Months ended September 30,			Nine Months ended September 30,
	Transition Period			Transition Period
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
			(In thousands except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	14,098	11,876	19,987	14,098	55,240	51,307
Oil (Mbbls)	542	7	229	542	287	737
Natural gas equivalent (Mmcfe)	17,351	11,919	21,362	17,351	56,963	55,730
Revenues:
Natural gas sales	$36,393	$32,089	$56,164	$36,393	$147,897	$147,541
Oil sales	33,730	499	10,647	33,730	18,733	34,542
Total oil and gas sales	$70,123	$32,588	$66,811	$70,123	$166,630	$182,083
Expenses:
Production taxes	$4,051	$707	$1,490	$4,051	$3,659	$3,730
Gathering and transportation	$3,450	$3,109	$4,755	$3,450	$11,841	$12,428
Lease operating(1)	$7,016	$3,418	$9,359	$7,016	$21,139	$28,681
Depreciation, depletion and amortization	$17,820	$14,082	$32,783	$17,820	$68,032	$93,009
Average Sales Price:
Natural gas (per Mcf)	$2.58	$2.70	$2.81	$2.58	$2.68	$2.88
Oil (per Bbl)	$66.21	$69.42	$46.45	$66.21	$65.23	$46.86
Average equivalent (Mcfe)	$4.04	$2.73	$3.13	$4.04	$2.93	$3.27
Expenses ($ per Mcfe):
Production taxes	$0.23	$0.06	$0.07	$0.23	$0.06	$0.07
Gathering and transportation	$0.20	$0.26	$0.22	$0.20	$0.21	$0.22
Lease operating(1)	$0.41	$0.29	$0.44	$0.41	$0.37	$0.51
Depreciation, depletion and amortization(2)	$1.02	$1.17	$1.52	$1.02	$1.18	$1.65

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

During the successor period comprising 48 days from August 14, 2018 to September 30, 2018, we had $70.1 million in total oil and gas sales.  Natural gas production of 14.1 Bcf (294 MMcf per day) was sold at an average price of $2.58 per Mcf.  Oil production of 542,200 barrels (11,300 barrels per day) was sold at an average price of $66.21 per barrel.  During the predecessor period comprising 42 days from July 1, 2018 to August 13, 2018, we had $32.6 million in total oil and gas sales.  Natural gas production of 11.9 Bcf (270 MMcf per day) was sold at an average price of $2.70 per Mcf.

We utilize crude oil collars and natural gas price swaps and collars to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  We had a loss related to our natural gas derivative financial instruments of $2.0 million during the period August 14, 2018 through September 30, 2018.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months ended September 30,			Nine Months ended September 30,
	Transition Period			Transition Period
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2017	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	2017
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.58	$2.70	$2.81	$2.58	$2.68	$2.88
Cash settlements of derivative financial instruments, per Mcf	0.01	0.03	0.17	0.01	0.05	0.10
Price per Mcf, including cash settlements of derivative financial instruments	$2.59	$2.73	$2.98	$2.59	$2.73	$2.98

Costs and Expenses –

Our production taxes of $4.1 million during the period August 14, 2018 through September 30, 2018 were mainly comprised of $3.2 million on our Bakken shale production and $0.9 million on our other production.  Our production taxes of $0.7 million during the period July 1, 2018 through August 13, 2018 primarily relate to our natural gas production.

Gathering and transportation costs of $3.5 million and $3.1 million for the period August 14, 2018 through September 30, 2018 and the period July 1, 2018 through August 13, 2018, respectively, mainly reflect the transportation costs for our Haynesville/Bossier shale production to transport and treat that gas from the wellhead to a delivery point into a natural gas sales delivery point.

For the period August 14, 2018 through September 30, 2018, our lease operating expenses of $7.0 million primarily include $3.3 million related to our Bakken shale properties and $3.7 million related to our other properties.  Our lease operating expense of $0.41 per Mcfe produced during this period reflects the average lifting cost of $4.32 per barrel for our Bakken shale properties and $0.29 per Mcfe for our natural gas properties.  During the period July 1, 2018 through August 13, 2018, our lease operating expenses of $3.4 million primarily relate to our natural gas production from the Haynesville shale.  Our lease operating cost during this period was $0.29 per Mcfe.

Depreciation, depletion and amortization ("DD&A") of  $17.8 million ($1.02 per Mcfe) during the period August 14, 2018 through September 30, 2018 reflects the combined rate for the Bakken Shale properties and for the value of our Haynesville/Bossier shale properties that was adjusted to fair value as part of our accounting for the Jones Transactions.  During the period July 1, 2018 through August 13, 2018, DD&A was $14.1 million or $1.17 per Mcfe.

General and administrative expenses, which are reported net of overhead reimbursements, were $3.3 million and $3.0 million for the period August 14, 2018 through September 30, 2018 and the period July 1, 2018 through August 13, 2018, respectively.  Included in general and administrative expense is stock-based compensation of $0.3 million and $0.8 million, respectively in these same periods.

Interest expense of $14.8 million for the period August 14, 2018 through September 30, 2018 includes interest on our newly issued 9¾% senior secured notes and our new bank credit facility.  All of the Company's other previously outstanding debt was retired on August 14, 2018.  Interest expense for the period July 1, 2018 through August 13, 2018 of $22.1 million reflects the higher interest rates and debt discount and debt cost amortization associated with our then outstanding debt.

Income taxes for the periods August 14, 2018 through September 30, 2018 and July 1, 2018 through August 13, 2018 were provisions of $3.9 million and $0.6 million, respectively.  The provision for income taxes for the period August 14, 2018 through September 30, 2018 reflects an effective tax rate of 22.2%.  The successor tax rate reflects a more normal effective tax rate following the recognition of the purchase price adjustments associated with the book-tax differences for the Comstock and Bakken Shale oil and natural gas properties.  Income taxes for the period July 1, 2018 through August 13, 2018 primarily reflect the effect of valuation allowances on our deferred tax assets.

We reported net income of $13.8 million, or $0.13 per diluted share, for the period August 14, 2018 through September 30, 2018.  Our net income during this period includes income from operations of $34.6 million, which was offset mainly by interest expense and the provision for income taxes.  We reported a net loss of $16.9 million or $1.09 per share during the period July 1, 2018 through August 13, 2018.  The loss during this period included operating income of $8.2 million which was offset by our interest expense and provision for income taxes.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales.  For the period August 14, 2018 through September 30, 2018, our primary source of funds was operating cash flow and cash on hand.  Cash provided by operating activities during this period was $3.6 million.  Cash provided by operations for the period January 1, 2018 through August 13, 2018 was $85.7 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the period August 14, 2018 through September 30, 2018, we incurred capital expenditures of $75.2 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Successor	Predecessor	Predecessor
	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2017
	(In thousands)
Exploration and development:
Acquisitions	$17,905	$39,323	$—
Development leasehold	475	2,848	1,947
Development drilling	49,019	90,840	121,561
Other development	7,810	13,871	6,302
Total capital expenditures	$75,209	$146,882	$129,810

During the successor period we drilled four (1.1 net) wells and completed six (2.4 net) wells.  During the predecessor period January 1, 2018 through August 13, 2018, we drilled twenty-three (8.8 net) wells and completed thirty-one (9.4 net) horizontal Haynesville and Bossier shale wells.  We expect to spend an additional $90.0 million in the fourth quarter of 2018 to drill twelve (6.3 net) Haynesville shale wells, to complete seven (3.5 net) Haynesville shale wells and to complete 30 (4.4 net) Bakken shale wells. We expect to fund our future development and exploration activities with future operating cash flow and from cash on hand.  The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of September 30, 2018, we have four drilling rigs under contract through September 2019 at a cost of $16.5 million and commitments of $1.0 million to transport and treat natural gas through July 2019. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

On July 31, 2018, we acquired oil and gas properties in North Louisiana and Texas for $39.3 million.  These properties consist of approximately 23,000 gross acres (12,000 net) and include 120 (26.2 net) producing natural gas wells, 49 (14.7 net) of which produce from the Haynesville shale. All of the acreage acquired is held by production. We have identified 112 (31.0 net) potential drilling locations on this acreage of which 21 (17.9 net) would be operated by us.

On August 14, 2018, we closed the contribution with Arkoma and Williston wherein they contributed to us certain oil and gas properties in North Dakota and Montana in exchange for approximately 88.6 million newly issued shares of our common stock.  The effective date of the acquisition of the properties was April 1, 2018.  We also terminated the strategic drilling venture with Arkoma Drilling, LP and paid $17.9 million to reacquire interests in six (2.4 net) wells.

In connection with the Jones Contribution, we completed a series of refinancing transactions in which we completed a private placement of $850.0 million of new unsecured 9¾% Senior Notes due 2026 and entered into a new bank credit agreement with an initial borrowing base of $700.0 million.  We utilized the net proceeds from the new senior notes offering, $450.0 million of borrowings under our new bank credit facility and cash on hand to retire all of our other then-outstanding senior secured and unsecured notes.

Interest on the 9¾% Senior Notes due 2026 is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on August 15, 2026.

On August 14, 2018, we entered into a bank credit facility with Bank of Montreal, as administrative agent, and the other participating banks.  The bank credit facility is subject to a borrowing base, which is initially $700.0 million and is re-determined on a semi-annual basis and upon the occurrence of certain other events, and will mature on August 14, 2023.  As of September 30, 2018, there were $450.0 million of borrowings outstanding under the revolving credit facility. Borrowings under the bank credit facility are secured by substantially all of our and our subsidiaries assets and bear interest at our option, at either LIBOR plus 2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon us, and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the new senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0 beginning with the three months ended December 31, 2018.

Federal Taxation

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that affect us are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 and later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses.  For tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows us to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income.  At September 30, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act; however, we have made reasonable estimates of the effects on our existing deferred tax balances.  We have remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The provisional amount recognized related to the remeasurement of our deferred federal tax balance was $140.4 million, which was subject to a valuation allowance. The Tax Cuts and Jobs Act also repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020 with any remaining AMT credit carryforward being fully refunded in 2021.  We reclassified $19.1 million to a non-current receivable at December 31, 2017 representing the amount of AMT that is now refundable through 2021.  We are still analyzing certain aspects of the Tax Cuts and Jobs Act, and refining our calculations, which could potentially affect the measurement of those balances or potentially give rise to new deferred tax amounts.  Our estimates may also be affected in the future as we gain a more thorough understanding of the Tax Cuts and Jobs Act, and how the individual states are implementing this new law.

The shares of common stock issued as a result of the Jones Transaction triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, our ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period.

NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire.  NOLs generated in 2018 and after would be carried forward indefinitely.  Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income.

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

As of September 30, 2018, we have entered into natural gas price swap agreements to hedge approximately 9.6 billion cubic feet of our 2018 and 2019 production at an average price of $3.00 per Mcf.  We have also entered into natural gas collars to hedge approximately 19.5 Bcf of natural gas with an average floor price of $2.50 per Mcf and an average ceiling price of $3.40 per Mcf. We also have oil collars to hedge 1,170,000 barrels with an average floor price of $55.00 per barrel and an average ceiling price of $77.94 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at September 30, 2018 would be $2.3 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the period August 14 through September 30, 2018 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $1.1 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.5 million.  Our natural gas collars which cover the period October 1, 2018 through August 31, 2019 will result in natural gas prices on 19.5 Bcf of our future production to be subject to a floor price of $2.50 per MMbtu and an average ceiling price of $3.40 per MMbtu. Our crude oil price collars which cover the period October 1, 2018 through September 30, 2019 will result in oil prices on 1,170,000 barrels of our future oil production to be subject to a floor price of $55.00 per barrel and an average ceiling price of $77.94 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At September 30, 2018, we had approximately $1.3 billion principal amount of long-term debt outstanding.  $850.0 million of this amount bears interest at a fixed rate of 9¾%. The fair market value of our fixed rate debt as of September 30, 2018 was $850.0 million based on the market price of approximately 100% of the face amount of such debt. At September 30, 2018, we had $450.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2018, a 100 basis point change in interest rates would change our successor period interest expense on our variable rate debt by approximately $0.6 million.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
2.1

Contribution Agreement dated May 9, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and the Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated May 9, 2018).

2.2

Amendment No. 1 to the Contribution Agreement, dated August 14, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and the Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 13, 2018).

3.1	Second Amended and Restated Articles of Incorporation of the Company, dated August 13, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 13, 2018).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
3.3	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 17, 2018).
4.1

Indenture, dated as of August 3, 2018, by and between Comstock Escrow Corporation, as issuer, and American Stock Transfer & Trust Company LLC, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 3, 2018).

4.2

First Supplemental Indenture dated August 14, 2018 among the Company, the Guarantors and American Stock Transfer & Trust Company, LLC, Trustee for the 9 3⁄4% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated August 13, 2018).

10.1

Registration Rights Agreement, dated as of August 3, 2018, by and between Comstock Escrow Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2018).

10.2

Credit Agreement dated August 14, 2018, among the Company, Bank of Montreal as Administrative Agent, BMO Capital Markets Corp., Capital One, National Association and Fifth Third Bank as Joint Lead Arrangers, Capital One, National Association and Fifth Third Bank as Co-Syndication Agents, Bank of America, N.A., Natixis and Regions Bank as Co-Documentation Agents and BMO Capital Markets Corp. as sole Bookrunner (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated August 3, 2018).

10.3

Joinder Agreement to the Registration Rights Agreement dated August 14, 2018 of the Company, Comstock Oil & Gas, LP, Comstock Oil  & Gas – Louisiana, LLC, Comstock Oil and Gas GP, LLC, Comstock Oil & Gas Investments, LLC, and Comstock Oil & Gas Holdings, Inc. (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated August 3, 2018).

10.4#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.5#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document

Exhibit No.	Description
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

†Furnished herewith.

#Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: November 9, 2018	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: November 9, 2018	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)