Form 10-Q
period 2019-03-31
COMSTOCK RESOURCES INC
filed 2019-05-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 (per share)	CRK	New York Stock Exchange

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 9, 2019 was 105,868,064.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2019

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets as of March 31, 2019 (Successor) and December 31, 2018 (Successor)	4
Consolidated Statements of Operations – For the three months ended March 31, 2019 (Successor) and for the three months ended March 31, 2018 (Predecessor)	5
Consolidated Statement of Stockholders' Equity (Deficit) – For the three months ended March 31, 2019 (Successor) and for the three months ended March 31, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows – For the three months ended March 31, 2019 (Successor) and for the three months ended March 31, 2018 (Predecessor)	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risk	22
Item 4. Controls and Procedures	23
PART II. Other Information
Item 6. Exhibits	24
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
EX-101 Definition Linkbase Document

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
ASSETS	March 31, 2019	December 31, 2018
	(In thousands)

Cash and Cash Equivalents	$29,324	$23,193
Accounts Receivable:
Oil and gas sales	76,772	87,611
Joint interest operations	9,231	9,175
Derivative Financial Instruments	2,356	15,401
Income Taxes Receivable	10,218	10,218
Other Current Assets	6,222	13,829
Total current assets	134,123	159,427
Property and Equipment:
Oil and gas properties, successful efforts method:
Proved	1,777,325	1,682,164
Unproved	188,801	191,929
Other	4,449	4,442
Accumulated depreciation, depletion and amortization	(248,017)	(210,556)
Net property and equipment	1,722,558	1,667,979
Goodwill	350,214	350,214
Income Taxes Receivable	10,218	10,218
Operating Lease Right-of-Use Assets	4,773	—
Other Assets	2	2
	$2,221,888	$2,187,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$155,574	$138,767
Accrued Expenses	40,505	68,086
Operating Leases	2,007	—
Total current liabilities	198,086	206,853
Long-term Debt	1,265,847	1,244,363
Deferred Income Taxes	166,152	161,917
Long-term Operating Leases	2,766	—
Reserve for Future Abandonment Costs	5,243	5,136
Total liabilities	1,638,094	1,618,269
Commitments and Contingencies
Stockholders' Equity:
Common stock — $0.50 par, 155,000,000 shares authorized, 105,868,064 and 105,871,064 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	52,934	52,936
Additional paid-in capital	453,163	452,513
Accumulated earnings	77,697	64,122
Total stockholders' equity	583,794	569,571
	$2,221,888	$2,187,840

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)

Revenues:
Natural gas sales	$90,132	$59,543
Oil sales	36,749	13,050
Total oil and gas sales	126,881	72,593

Operating expenses:
Production taxes	5,939	1,840
Gathering and transportation	7,430	4,334
Lease operating	14,885	9,773
Depreciation, depletion and amortization	37,590	27,152
General and administrative	7,814	6,016
(Gain) loss on sale of oil and gas properties	(1)	28,600
Total operating expenses	73,657	77,715

Operating income (loss)	53,224	(5,122)

Other income (expenses):
Gain (loss) from derivative financial instruments	(7,657)	2,602
Other income	93	66
Interest expense	(27,851)	(38,850)
Total other income (expenses)	(35,415)	(36,182)

Income (loss) before income taxes	17,809	(41,304)
Provision for income taxes	(4,234)	(582)
Net income (loss)	$13,575	$(41,886)

Net income (loss) per share – basic and diluted	$0.13	$(2.78)

Weighted average shares outstanding – basic and diluted	105,457	15,084

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Predecessor:

Balance at December 31, 2017	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	523	261	—	1,340	—	1,601
Income tax withholdings related to equity awards	(53)	(26)	—	(339)	—	(365)
Common stock warrants exercised	260	130	(2,228)	2,098	—	—
Net loss	—	—	—	—	(41,886)	(41,886)
Balance at March 31, 2018	16,158	$8,079	$1,329	$549,795	$(969,125)	$(409,922)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Earnings	Total
	(In thousands)

Successor:

Balance at December 31, 2018	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	$52,934	$453,163	$77,697	$583,794

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$13,575	$(41,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	4,352	572
(Gain) loss on sale of oil and gas properties	(1)	28,600
Depreciation, depletion and amortization	37,590	27,152
(Gain) loss on derivative financial instruments	7,657	(2,602)
Cash settlements of derivative financial instruments	5,388	1,404
Amortization of debt discount and issuance costs	1,574	11,056
Interest paid in-kind	—	9,845
Stock-based compensation	648	1,601
Decrease in accounts receivable	10,783	1,455
Decrease in other current assets	1,577	472
Decrease in accounts payable and accrued expenses	(8,428)	(16,113)
Net cash provided by operating activities	74,715	21,556
Cash Flows From Investing Activities:
Capital expenditures	(94,939)	(46,458)
Prepaid drilling costs	6,030	—
Proceeds from sale of oil and gas properties	415	—
Net cash used for investing activities	(88,494)	(46,458)
Cash Flows from Financing Activities:
Borrowings	45,000	15,000
Repayments under bank credit facility	(25,000)	—
Stock used for tax withholdings	—	(365)
Debt and stock issuance costs	(90)	—
Net cash provided by financing activities	19,910	14,635

Net increase (decrease) in cash and cash equivalents	6,131	(10,267)
Cash and cash equivalents, beginning of period	23,193	61,255
Cash and cash equivalents, end of period	$29,324	$50,988

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries.  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock Resources, Inc. and its subsidiaries (collectively, "Comstock" or the "Company") as of March 31, 2019, and the related results of operations and cash flows for the Predecessor and Successor periods being presented.  Net income (loss) and comprehensive income (loss) are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the period through March 31, 2019 are not necessarily an indication of the results expected for the full year.

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

The Company assessed the Bakken Shale Properties to determine whether they met the definition of a business under US generally accepted accounting principles, determining that they did not meet the definition of a business. As a result, the Jones Contribution was not accounted for as a business combination. Upon the issuance of the shares of Comstock common stock, the Jones Group obtained control over Comstock through their ownership of the Jones Partnerships. Through the Jones Partnerships, the Jones Group owns a majority of the voting common stock as well as the ability to control the composition of the majority of the board of directors of Comstock. As a result of the change of control that occurred upon the issuance of the common stock, the Jones Group controls Comstock and, thereby, continues to control the Bakken Shale Properties.

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

The estimated fair value of Comstock's assets and liabilities and the resulting goodwill at the date of the Jones Contribution were as follows:

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

The table above represents the preliminary allocation of fair value related to the assets acquired and the liabilities assumed based on the fair value of Comstock. Certain data necessary to complete the fair value allocation is not yet available or is in the process of being finalized, and includes, but is not limited to, final income tax returns. We expect to complete the purchase price allocation during the twelve month period following the date of the Jones Contribution, during which time the value of the assets and liabilities, including goodwill, may be revised as appropriate.

The goodwill that was recognized was primarily attributable to the excess of the fair value of Comstock's common stock over the identifiable assets acquired net of liabilities assumed, measured in accordance with generally accepted accounting principles in the United States. The fair value of oil and gas properties, a Level 3 measurement, was determined using discounted cash flow valuation methodology.  Key inputs to the valuation included average oil prices of $79.72 per barrel, average natural gas prices of $3.87 per thousand cubic feet and discount factors of 10% - 25%. The combination of the Bakken Shale Properties with Comstock's Haynesville shale properties results in a Company with adequate resources and liquidity to fully exploit its Haynesville/Bossier shale asset base and to continue to expand its opportunity set with future acquisitions and leasing activity in the basin.

 The following pro forma condensed combined financial information was derived from the historical financial statements of Comstock and the Bakken Shale Properties and gives effect to the Jones Contribution as if it had occurred on January 1, 2018. The below information reflects pro forma adjustments for the issuance of Comstock common stock in exchange for the Bakken Shale Properties.  The pro forma adjustments are based on available information and certain assumptions that we believe are reasonable, including (i) the depletion, depreciation and amortization expense for the Bakken shale properties, (ii) the income taxes for the combined operations of Comstock and the Bakken Shale Properties, and (iii) the effect on basic and diluted shares of the share issuance pursuant to the Jones Contribution. The pro forma results of operations do not include any cost savings or other synergies or any costs that have been or will be incurred to integrate the Bakken Shale Properties. The pro forma condensed combined financial information is not necessarily indicative of the results that might have actually occurred had the Jones Contribution taken place on January 1, 2018. In addition, the pro forma financial information below is not intended to be a projection of future results.

Pro Forma
Three Months Ended March 31,
2018
(In thousands, except per share amount)

Revenues	$132,553
Net loss	$(6,231)

Net loss per share – basic and diluted	$(0.06)

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

In April 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle, Frio, Atascosa, Wilson, and Karnes counties, Texas for $106.4 million and retained the undeveloped acreage.  During the three months ended March 31, 2018, the Company recognized a loss on sale of oil and gas properties of $28.6 million to reduce the carrying value of these assets held for sale to their fair value less costs to sell and to adjust the carrying value of the undeveloped acreage retained to their then fair value. Key inputs to the valuation included average oil prices of $72.03 per barrel, average natural gas prices of $4.31 per thousand cubic feet and discount factors of 20% - 25%.

Results of operations for properties that were sold were as follows:

Predecessor
Three Months Ended March 31,
2018
(In thousands)
Total oil and gas sales	$13,212
Total operating expenses(1)	(4,391)
Operating income	$8,821

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

Goodwill

The Company has goodwill of $350.2 million as of March 31, 2019 that was recorded in connection with the Jones Contribution. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct a review of goodwill annually and whenever indications of impairment exist.

Leases

On January 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 842, Leases ("ASC 842").  Comstock adopted this standard using the modified retrospective method of adoption, and it applied ASC 842 only to contracts that were not completed as of January 1, 2019. Upon adoption, there were no adjustments to the opening balance of stockholders' equity.

In adopting ASC 842, the Company utilized certain practical expedients available under ASC 842, including election to not apply the recognition requirements to short term leases (defined as leases with an initial lease term of twelve months or less which do not contain a purchase option), election to not separate lease and non-lease components, and election to not reassess certain land easements in existence prior to January 1, 2019.

Upon adoption of ASC 842, the Company recognized right-of-use lease assets of $5.2 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities of $2.0 million and $3.2 million, respectively. The beginning value of the lease assets and liabilities was determined based upon discounted future minimum cash flows contained within each of the respective contracts.  The Company utilized a discount rate of 5.0% in computing these discounted net future cash flows.  Recognition of these assets and liabilities was not material to the Company's consolidated balance sheet.  Adoption of ASC 842 did not impact our consolidated statements of operations, cash flows or stockholders' equity.

The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts.  Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases applicable to our oil or natural gas operations that include the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases, are not within the scope of ASC 842.

Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development operations.  Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. In applying the accounting guidance within ASC 842, the Company has determined that its corporate office lease, certain office equipment, its vehicles leased for use in operations, and its drilling rigs meet the criteria of an operating lease which require recognition upon adoption of ASC 842.

The Company's drilling operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment.  Comstock accordingly manages the terms of its contracts for drilling rigs so as to allow for maximum flexibility in responding to these changing conditions.  The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with thirty days advance notice without a specified expiration date.  The Company has elected to apply the practical expedient available under ASC 842 for short-term leases and not recognize right-of-use lease assets for these rig contracts.  The costs associated with drilling rig operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months ended March 31, 2019 were as follows:

(In thousands)
Operating lease cost included in general and administrative expense	$411
Operating lease cost included in lease operating expense	91
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	8,640
$9,142

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $502,000 for the three months ended March 31, 2019.

As of March 31, 2019, Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
April 1 to December 31, 2019	$2,008
2020	1,889
2021	1,203
Total lease payments	5,100
Imputed interest	(327)
Total lease liability	$4,773

The weighted average term of these operating leases was 2.6 years and the weighted average rate used in lease computations was 5.0%. As of March 31, 2019, the Company also had expected future payments for contracted drilling services through October 2019 of $17.0 million.

Accrued Expenses

Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following:

	Successor
	As of March 31, 2019	As of December 31, 2018
	(In thousands)
Accrued drilling costs	$15,457	$17,920
Accrued interest payable	11,410	35,461
Accrued transportation costs	5,290	4,632
Accrued employee compensation	3,660	6,045
Accrued ad valorem taxes	750	—
Accrued lease operating expenses	2,250	2,130
Other	1,688	1,898
	$40,505	$68,086

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Future abandonment costs — beginning of period	$5,136	$10,407
Accretion expense	96	140
New wells placed on production	40	2
Liabilities settled and assets disposed of	(29)	(60)
Future abandonment costs — end of period	$5,243	$10,489

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

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. The Company had the following outstanding derivative financial instruments for natural gas price risk management at March 31, 2019:

	Future Production Period
	Nine Months Ending December 31, 2019	Year Ending December 31, 2020	Total
Natural Gas Swap contracts:
Volume (MMbtu)	16,200,000	5,400,000	21,600,000
Average Price per MMbtu	$3.00	$3.00	$3.00
Natural Gas Collar contracts:
Volume (MMbtu)	32,754,500	11,850,000	44,604,500
Price per MMbtu
Average Ceiling	$3.46	$3.70	$3.52
Average Floor	$2.43	$2.52	$2.46
Crude Oil Collar contracts:
Volume (Barrels)	951,200	982,000	1,933,200
Price per Barrel
Average Ceiling	$72.62	$65.62	$69.07
Average Floor	$50.68	$48.67	$49.66

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
			(in thousands)
Successor Fair Value of Derivative Instruments as of March 31, 2019
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$4,075	$(964)	$3,111
Oil price derivatives	Derivative Financial Instruments – current	$535	$(1,290)	$(755)
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$964	$(964)	—
Oil price derivatives	Derivative Financial Instruments – current	$1,290	$(1,290)	—
				$2,356

Successor Fair Value of Derivative Instruments as of December 31, 2018
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$7,264	$(1,168)	$6,096
Oil price derivatives	Derivative Financial Instruments – current	$9,305	—	$9,305
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$1,168	$(1,168)	—
				$15,401

Subsequent to March 31, 2019, Comstock has entered into natural gas collars to hedge an additional 2,300,000 MMBtu of natural gas for the month of April 2020 with an average contract ceiling price of $2.79 per MMbtu and an average contract floor price of $2.45 per MMBtu.  The Company has also added 23,000 barrels of additional oil collar agreements for the month of April 2020 at an average contract ceiling price of $68.00 per barrel and an average contract floor price of $50.00 per barrel.

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Successor	Predecessor
Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	(In thousands)
Swaps	$3,157	$2,602
Collars	(10,814)	—
	$(7,657)	$2,602

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  The Company recognized $0.6 million and $1.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and performance stock units ("PSUs") to its employees and directors during the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, Comstock had 411,545 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $8.70 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $2.8 million as of March 31, 2019 is expected to be recognized over a period of 2.4 years.

As of March 31, 2019, Comstock had 335,545 PSUs outstanding at a weighted average grant date fair value of $12.93 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 671,090 shares of common stock. Total unrecognized compensation cost related to these grants of $3.4 million as of March 31, 2019 is expected to be recognized over a period of 2.4 years.

Revenue Recognition

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2019. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $76.8 million as of March 31, 2019 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

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

The following is an analysis of the consolidated income tax provision:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Current - State	$(118)	$10
- Federal	—	—

Deferred - State	410	(454)
- Federal	3,942	1,026
	$4,234	$582

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Tax at statutory rate	21.0%	21.0%
Tax effect of:
State income taxes, net of federal benefit	0.7	3.1
Valuation allowance on deferred tax assets	1.5	(24.5)
Nondeductible stock-based compensation	0.6	(1.0)
Effective tax rate	23.8%	(1.4)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  The Company completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company had $20.4 million of unused credit carryforwards at March 31, 2019.

The shares of common stock issued as a result of the Jones Contribution triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, Comstock's ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. The Company's NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of the Company's common stock immediately prior to the ownership change, Comstock believes that it has a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023.

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of March 31, 2019 that are a Level 3 measurement.

At March 31, 2019, the Company had assets of $2.4 million recorded for the fair value of its oil and natural gas swaps and collars.  At December 31, 2018, the Company had assets recorded for the fair value of its natural gas price swap agreements of $15.4 million.  There were no offsetting swap positions in 2019 or 2018. The change in fair value of these natural gas swaps and collars was recognized as a gain or loss and included as a component of other income (expense).

As of March 31, 2019, the Company's fixed rate debt had a carrying value of $817.8 million and a fair value of $786.3 million.  The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2019, a Level 2 measurement.  The fair value of the floating rate debt outstanding approximated its carrying value, a Level 2 measurement.

Earnings Per Share

Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  The shares that would have been issuable upon exercise of the conversion rights contains in the Predecessor Company's convertible debt are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion. None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Basic and diluted income (loss) per share were determined as follows:

	Successor			Predecessor
	Three Months Ended March 31,
	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$13,575			$(41,886)
Income allocable to unvested restricted shares	(53)			—
Basic income attributable to common stock	$13,522	105,457	$0.13	$(41,886)	15,084	$(2.78)

Diluted income attributable to common stock	$13,522	105,457	$0.13	$(41,886)	15,084	$(2.78)

Basic and diluted per share amounts are the same for the three months ended March 31, 2018 due to the net loss in that period.

At March 31, 2019 and March 31, 2018, 411,545 and 911,319 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Unvested restricted stock	414	834

All unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that would be dilutive in the computation of earnings per share were as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands except per share/ unit amounts)
Weighted average PSUs	335	418
Weighted average grant date fair value per unit	$12.93	$13.83

Weighted average warrants for common stock	—	218
Weighted average exercise price per share	$—	$0.01

Weighted average contingently convertible shares	—	39,205
Weighted average conversion price per share	$—	$12.32

All restricted shares, warrants, PSUs and potentially dilutive shares from conversion of senior notes in the three months ended March 31, 2018 were anti-dilutive and excluded from the computation of loss per share.  PSUs were also anti-dilutive in the three months ended March 31, 2019.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Interest payments	$50,329	$35,137
Income tax payments	$—	$—

Interest paid in-kind related to the Predecessor Company's convertible notes was $9.8 million during the three months ended March 31, 2018.

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

(2) LONG-TERM DEBT –

At March 31, 2019, long-term debt was comprised of the following:

(In thousands)

9¾% Senior Notes due 2026:
Principal	$850,000
Discount, net of amortization	(32,236)
Bank Credit Facility:
Principal	470,000
Debt issuance costs, net of amortization	(21,917)
$1,265,847

In connection with the Jones Contribution, the Company completed a series of refinancing transactions to retire all of its then-outstanding senior secured and unsecured notes.  On August 3, 2018, the Company issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on  August 15, 2026.

On August 14, 2018, the Company entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the participating banks which matures on August 14, 2023.  The bank credit facility is subject to a borrowing base of $700.0 million which is re-determined on a semi-annual basis and upon the occurrence of certain other events. As of March 31, 2019, there were $470.0 million of borrowings outstanding under the bank credit facility. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus     2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0.  The Company was in compliance with the covenants as of March 31, 2019.

(3) STOCKHOLDERS' EQUITY –

Warrants for 260,047 shares of common stock were exercised during the three months ended March 31, 2018.  All warrants for common stock were either exercised or expired unused during 2018.

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

(5) RELATED PARTY TRANSACTION –

In February 2019, Comstock sold leases covering 1,464 undeveloped net acres in Caddo Parish, Louisiana for $5.9 million to Arkoma Drilling II, L.P. ("Arkoma II"), an affiliate of the Company's majority stockholder. The Company plans to drill nine wells on the acreage in 2019 and has retained a working interest in the wells to be drilled.  Comstock will operate the wells and charge Arkoma II the customary drilling and operating fees that it charges other non-operating working interest owners. The proceeds from the sale were used to fund the purchase of a like number of net acres from a third party for $5.9 million.  The acreage acquired was in part the acreage sold to Arkoma II or acreage in the same area.  The purchase price paid per net acre by Arkoma II was determined by the price paid by the Company to the third party.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2018.

We are presenting Successor Company's and Predecessor Company's results in Management's Discussion and Analysis of Results of Operations due to the business combination that we consummated on August 14, 2018 wherein we received certain oil and gas properties in the Bakken Shale in exchange for a controlling interest of our common stock to the Jones Partnerships.  The results of the Successor and the Predecessor are not comparable, and our discussion of operating results accordingly does not focus on comparisons to prior periods.

Results of Operations

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	33,149	21,646
Oil (Mbbls)	810	190
Natural gas equivalent (Mmcfe)	38,012	22,786
Revenues:
Natural gas sales	$90,132	$59,543
Oil sales	36,749	13,050
Total oil and gas sales	$126,881	$72,593
Expenses:
Production taxes	$5,939	$1,840
Gathering and transportation	$7,430	$4,334
Lease operating(1)	$14,885	$9,773
Depreciation, depletion and amortization	$37,590	$27,152
Average Sales Price:
Natural gas (per Mcf)	$2.72	$2.75
Oil (per Bbl)	$45.34	$68.71
Average equivalent (Mcfe)	$3.34	$3.19
Expenses ($ per Mcfe):
Production taxes	$0.16	$0.08
Gathering and transportation	$0.20	$0.19
Lease operating(1)	$0.38	$0.43
Depreciation, depletion and amortization(2)	$0.99	$1.18

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

During the three months ended March 31, 2019, we had $126.9 million in total oil and gas sales.  Natural gas production of 33.1 Bcf (368 MMcf per day) was sold at an average price of $2.72 per Mcf.  Oil production of 810,470 barrels (9,005 barrels per day) was sold at an average price of $45.34 per barrel.  Oil production in 2019 is from our Bakken shale properties primarily located in North Dakota.  During the three months ended March 31, 2018, we had $72.6 million in total oil and gas sales.  Natural gas production of 21.6 Bcf (241 MMcf per day) was sold at an average price of $2.75 per Mcf.  Oil production in the three months ended March 31, 2018 was from our Eagle Ford shale properties in South Texas that were sold in April 2018.

We utilize oil collars and natural gas price swaps and collars to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.72	$2.75
Cash settlements of derivative financial instruments, per Mcf	0.15	0.07
Price per Mcf, including cash settlements of derivative financial instruments	$2.87	$2.82
Average Realized Oil Price:
Oil, per barrel	$45.34	$68.71
Cash settlements of derivative financial instruments, per barrel	0.44	—
Price per barrel, including cash settlements of derivative financial instruments	$45.78	$68.71

Costs and Expenses –

Our production taxes of $5.9 million for the three months ended March 31, 2019 were mainly comprised of $4.1 million on our Bakken shale production and $1.8 million on our other production, primarily our Haynesville/Bossier shale natural gas.  Our production taxes of $1.8 million during the three months ended March 31, 2018 was comprised of $0.6 million related to the Eagle Ford properties sold in April 2018 and $1.2 million related to our other production.

Gathering and transportation costs were $7.4 million and $4.3 million for the three months ended March 31, 2019 and the three months ended March 31, 2018, respectively, and primarily relate to the transportation costs for our Haynesville/Bossier shale natural gas production.

For the three months ended March 31, 2019, our lease operating expenses of $14.9 million include $6.5 million related to our Bakken shale properties and $8.4 million related to our other properties.  Our lease operating expense of $0.38 per Mcfe produced during this period reflects the average lifting cost of $7.03 per barrel of oil equivalent for our Bakken shale properties and $0.26 per Mcfe for our natural gas properties.  During the three months ended March 31, 2018, our lease operating expenses of $9.8 million ($0.43 per Mcfe) primarily relate to our oil properties in South Texas ($3.4 million) and our other properties.  The increase is due to the higher production from our Haynesville/Bossier shale properties in 2019.  Excluding the sold Eagle Ford shale properties in the three months ended March 31, 2018, our average lease operating expense was $0.30 per Mcfe.

Depreciation, depletion and amortization ("DD&A") was $37.6 million for the three months ended March 31, 2019.  The DD&A rate of $0.99 per Mcfe for this period reflects the combined rate for the Bakken Shale properties and our other properties that were adjusted to fair value as part of our accounting for the Jones Contribution.  During the three months ended March 31, 2018, DD&A was $27.2 million or $1.18 per Mcfe.

General and administrative expenses, which are reported net of overhead reimbursements, were $7.8 million for the three months ended March 31, 2019 as compared to $6.0 million for the three months ended March 31, 2018. Included in general and administrative expense is stock-based compensation of $0.6 million and $1.6 million, respectively, in 2019 and 2018.

We use derivative financial instruments as part of our price risk management program to protect our capital investments.  During the three months ended March 31, 2019 and 2018, we had net losses on derivatives of $7.7 million and net gains on derivatives of $2.6 million, respectively.  Our realized net gains from our price risk management program were $5.4 million and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

Interest expense of $27.9 million for the three months ended March 31, 2019 included interest on our 9¾% senior notes and our bank credit facility.  Interest expense for the three months ended March 31, 2018 of $38.9 million reflects the higher interest rates and debt discount amortization associated with our then outstanding debt.

Income taxes for the three months ended March 31, 2019 and 2018 were provisions of $4.2 million and $0.6 million, respectively.  The effective tax rate for the three months ended March 31, 2019 was 23.8%.  Income taxes for the three months ended March 31, 2018 primarily reflect the effect of valuation allowances on our deferred tax assets.

We reported net income of $13.6 million, or $0.13 per diluted share, for the three months ended March 31, 2019.  Our net income during this period includes income from operations of $53.2 million, which was offset mainly by interest expense, losses on derivative financial instruments and the provision for income taxes.  We reported a net loss of $41.9 million, or $2.78 per share during the three months ended March 31, 2018.  The loss during this period included an operating loss of $5.1 million which was inclusive of a loss on sale of assets of $28.6 million, our interest expense, gains on derivative financial instruments,  and the provision for income taxes.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales.  For the three months ended March 31, 2019, our primary source of funds was $74.7 million in cash flow from operating activities and net borrowings under our bank credit facility of $20.0 million. Cash provided by operating activities during the three months ended March 31, 2018 was $21.6 million and we borrowed $15.0 million under our prior bank credit facility during this period.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the three months ended March 31, 2019, we incurred capital expenditures of $92.5 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Successor	Predecessor
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Exploration and development:
Development leasehold(1)	$1,857	$1,153
Development drilling	87,333	38,539
Other development	3,279	6,820
Total capital expenditures	$92,469	$46,512

(1)	Net of acreage reimbursements

During the first quarter of 2019, we drilled thirteen (9.5 net) wells and completed 19 (6.8 net) wells.  We expect to spend an additional $252.5 million in the remaining nine months of 2019 to drill 48 (28.5 net) additional wells, to complete 38 (22.5 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow.  The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of March 31, 2019, we had four drilling rigs under contract through October 2019 at a cost of $17.0 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

In connection with the Jones Contribution, we completed a series of refinancing transactions to retire all of our other then-outstanding senior secured and unsecured notes.  On August 3, 2018, we issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on  August 15, 2026. On August 14, 2018, we entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the other participating banks.  The bank credit facility is subject to a borrowing base, which is currently $700.0 million and is re-determined on a semi-annual basis and upon the occurrence of certain other events, and will mature on August 14, 2023.  As of March 31, 2019, there were $470.0 million of borrowings outstanding under the bank credit facility. Borrowings under the bank credit facility are secured by substantially all of our and our subsidiaries assets and bear interest at our option, at either LIBOR plus 2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon us and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0.  We were in compliance with the covenants as of March 31, 2019.

Federal Taxation

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  We completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year. In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  We have $20.4 million of unused credit carryforwards at March 31, 2019.

The shares of common stock issued as a result of the Jones Transaction triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, our ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023.

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

As of March 31, 2019, we had entered into natural gas price swap agreements to hedge approximately 21.6 billion cubic feet of our 2019 and 2020 production at an average price of $3.00 per Mcf.  We had also entered into natural gas collars to hedge approximately 44.6 Bcf of natural gas with an average floor price of $2.46 per Mcf and an average ceiling price of $3.52 per Mcf. We also had oil collars to hedge 1,933,200 barrels with an average floor price of $49.66 per barrel and an average ceiling price of $69.07 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2019 would be $4.8 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended March 31, 2019 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $2.4 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million.  Our natural gas collars which cover the period April 1, 2019 through December 31, 2020 will result in natural gas prices on 44.6 Bcf of our future production to be subject to a floor price of $2.46 per MMbtu and an average ceiling price of $3.52 per MMbtu. Our crude oil price collars which cover the period April 1, 2019 through December 31, 2020 will result in oil prices on 1,933,200 barrels of our future oil production to be subject to a floor price of $49.66 per barrel and an average ceiling price of $69.07 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At March 31, 2019, we had approximately $1.3 billion principal amount of long-term debt outstanding.  $850.0 million of this amount bears interest at a fixed rate of 9¾%. The fair market value of our fixed rate debt as of March 31, 2019 was $786.3 million based on the market price of approximately 93% of the face amount of such debt. At March 31, 2019, we had $470.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2019, a 100 basis point change in interest rates would change our successor period interest expense on our variable rate debt by approximately $1.2 million.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.
Date: May 9, 2019	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 9, 2019	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)