Form 10-Q
period 2019-06-30
COMSTOCK RESOURCES INC
filed 2019-08-09
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 9, 2019 was 184,770,759.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2019

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets as of June 30, 2019 (Successor) and December 31, 2018 (Successor)	4
Consolidated Statements of Operations – For the three months ended June 30, 2019 (Successor) and the three months ended June 30, 2018 (Predecessor) and for the six months ended June 30, 2019 (Successor) and the six months ended June 30, 2018 (Predecessor)	5
Consolidated Statement of Stockholders' Equity (Deficit) – For the three months and six months ended June 30, 2019 (Successor) and for the three months and six months ended June 30, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows – For the six months ended June 30, 2019 (Successor) and for the six months ended June 30, 2018 (Predecessor)	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosure About Market Risk	24
Item 4. Controls and Procedures	25
PART II. Other Information
Item 6. Exhibits	26

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
ASSETS	June 30, 2019	December 31, 2018
	(In thousands)

Cash and Cash Equivalents	$46,747	$23,193
Accounts Receivable:
Oil and gas sales	62,790	87,611
Joint interest operations	6,539	9,175
From affiliates	6,723	—
Derivative Financial Instruments	14,284	15,401
Income Taxes Receivable	10,218	10,218
Other Current Assets	4,140	13,829
Total current assets	151,441	159,427
Property and Equipment:
Oil and gas properties, successful efforts method:
Proved	1,868,233	1,682,164
Unproved	187,479	191,929
Other	4,500	4,442
Accumulated depreciation, depletion and amortization	(294,767)	(210,556)
Net property and equipment	1,765,445	1,667,979
Goodwill	350,214	350,214
Income Taxes Receivable	10,218	10,218
Derivative Financial Instruments	869	—
Operating Lease Right-of-Use Assets	4,381	—
Other Assets	328	2
	$2,282,896	$2,187,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$154,122	$138,767
Accrued Expenses	72,470	68,086
Operating Leases	2,033	—
Total current liabilities	228,625	206,853
Long-term Debt	1,267,390	1,244,363
Deferred Income Taxes	173,253	161,917
Long-term Operating Leases	2,348	—
Reserve for Future Abandonment Costs	5,456	5,136
Total liabilities	1,677,072	1,618,269
Commitments and Contingencies
Stockholders' Equity:
Common stock — $0.50 par, 155,000,000 shares authorized, 105,942,259 and 105,871,064 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	52,971	52,936
Additional paid-in capital	453,749	452,513
Accumulated earnings	99,104	64,122
Total stockholders' equity	605,824	569,571
	$2,282,896	$2,187,840

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)

Revenues:
Natural gas sales	$91,951	$56,265	$182,083	$115,808
Oil sales	36,165	5,184	72,914	18,234
Total oil and gas sales	128,116	61,449	254,997	134,042

Operating expenses:
Production taxes	5,827	1,112	11,766	2,952
Gathering and transportation	10,502	4,398	17,932	8,732
Lease operating	14,452	7,948	29,337	17,721
Depreciation, depletion and amortization	46,847	26,798	84,437	53,950
General and administrative	6,841	6,639	14,655	12,655
Loss on sale of oil and gas properties	26	6,838	25	35,438
Total operating expenses	84,495	53,733	158,152	131,448

Operating income	43,621	7,716	96,845	2,594

Other income (expenses):
Gain (loss) from derivative financial instruments	14,744	(1,638)	7,087	964
Other income	155	327	248	393
Transaction costs	(1,443)	(317)	(1,443)	(317)
Interest expense	(28,568)	(40,213)	(56,419)	(79,063)
Total other income (expenses)	(15,112)	(41,841)	(50,527)	(78,023)

Income (loss) before income taxes	28,509	(34,125)	46,318	(75,429)
Benefit from (provision for) income taxes	(7,102)	122	(11,336)	(460)
Net income (loss)	$21,407	$(34,003)	$34,982	$(75,889)

Net income (loss) per share – basic and diluted	$0.20	$(2.22)	$0.33	$(4.99)

Weighted average shares outstanding – basic and diluted	105,457	15,340	105,457	15,212

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

For the Three Months and Six Months Ended June 30, 2019 and 2018

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Earnings	Total
	(In thousands)

Successor:

Balance at January 1, 2019	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	52,934	453,163	77,697	583,794
Stock-based compensation	74	37	586	—	623
Net income	—	—	—	21,407	21,407
Balance at June 30, 2019	105,942	$52,971	$453,749	$99,104	$605,824

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Deficit	Total
	(In thousands)

Predecessor:

Balance at January 1, 2018	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	523	261	—	1,340	—	1,601
Income tax withholdings related to equity awards	(53)	(26)	—	(339)	—	(365)
Common stock warrants exercised	260	130	(2,228)	2,098	—	—
Net loss	—	—	—	—	(41,886)	(41,886)
Balance at March 31, 2018	16,158	8,079	1,329	549,795	(969,125)	(409,922)
Stock-based compensation	—	—	—	1,508	—	1,508
Income tax withholdings to equity awards	—	—	—	(4)	—	(4)
Common stock warrants	103	52	(888)	836	—	—
Net income	—	—	—	—	(34,003)	(34,003)
Balance at June 30, 2018	16,261	$8,131	$441	$552,135	$(1,003,128)	$(442,421)

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30,
	2019	2018
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$34,982	$(75,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	11,430	426
Loss on sale of oil and gas properties	25	35,438
Depreciation, depletion and amortization	84,437	53,950
Gain on derivative financial instruments	(7,087)	(964)
Cash settlements of derivative financial instruments	7,335	2,512
Amortization of debt discount and issuance costs	3,197	23,267
Interest paid in-kind	—	20,014
Stock-based compensation	1,271	3,109
Decrease (increase) in accounts receivable	20,734	(717)
Decrease in other current assets	1,592	641
Increase in accounts payable and accrued expenses	15,110	25,211
Net cash provided by operating activities	173,026	86,998
Cash Flows From Investing Activities:
Capital expenditures	(177,789)	(90,555)
Deposits on property acquisitions	—	(2,139)
Prepaid drilling costs	8,097	—
Proceeds from sale of oil and gas properties	390	103,593
Net cash provided by (used for) investing activities	(169,302)	10,899
Cash Flows from Financing Activities:
Borrowings	72,000	49,679
Repayments under bank credit facility	(52,000)	(49,679)
Stock used for tax withholdings	—	(369)
Debt and stock issuance costs	(170)	(405)
Net cash provided by financing activities	19,830	(774)

Net increase (decrease) in cash and cash equivalents	23,554	97,123
Cash and cash equivalents, beginning of period	23,193	61,255
Cash and cash equivalents, end of period	$46,747	$158,378

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2019, and the related results of operations and cash flows for the Predecessor and Successor periods being presented.  Net income (loss) and comprehensive income (loss) are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the period through June 30, 2019 are not necessarily an indication of the results expected for the full year.

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

	Pro Forma Three Months Ended June 30, 2018	Pro Forma Six Months Ended June 30, 2018
	(In thousands, except per share amount)

Revenues	$124,236	$256,789
Net income	$13,820	$7,589

Net income per share – basic and diluted	$0.13	$0.07

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

In April 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle, Frio, Atascosa, Wilson, and Karnes counties, Texas for $106.4 million and retained the undeveloped acreage.  Key inputs to the valuation included average oil prices of $72.03 per barrel, average natural gas prices of $4.31 per thousand cubic feet and discount factors of 20% - 25%. During the three months and six months ended June 30, 2018, the Company recognized a loss on sale of oil and gas properties of $6.8 million and $35.4 million, respectively, to reduce the carrying value of these assets held for sale to their fair value less costs to sell, to adjust the carrying value of the undeveloped acreage retained to their then fair value and to recognize an adjustment for the final settlement of a property sale completed in 2012.

Results of operations for properties that were sold were as follows:

	Predecessor
	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(In thousands)
Total oil and gas sales	$4,704	$18,074
Total operating expenses(1)	(1,853)	(6,314)
Operating income	$2,851	$11,760

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

Goodwill

The Company had goodwill of $350.2 million as of June 30, 2019 that was recorded in connection with the Jones Contribution. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct a review of goodwill annually and whenever indications of impairment exist.

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

Lease costs recognized during the three months and six months ended June 30, 2019 were as follows:

	Successor
	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In thousands)
Operating lease cost included in general and administrative expense	$412	$823
Operating lease cost included in lease operating expense	101	192
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	11,543	20,183
	$12,056	$21,198

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $513,000 and $1,015,000 for the three months and six months ended June 30, 2019, respectively.

As of June 30, 2019, Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
July 1 to December 31, 2019	$2,033
2020	1,836
2021	782
Total lease payments	4,651
Imputed interest	(270)
Total lease liability	$4,381

The weighted average term of these operating leases was 2.4 years and the weighted average rate used in lease computations was 5.0%. As of June 30, 2019, the Company also had expected future payments for contracted drilling services through April 2020 of $21.9 million.

Accrued Expenses

Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following:

	Successor
	As of June 30, 2019	As of December 31, 2018
	(In thousands)
Accrued drilling costs	$22,129	$17,920
Accrued interest payable	32,253	35,461
Accrued transportation costs	6,793	4,632
Accrued employee compensation	5,803	6,045
Accrued lease operating expenses	3,310	2,130
Other	2,182	1,898
	$72,470	$68,086

Reserve for Future Abandonment Costs

Comstock’s asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock’s total estimated liability for such obligations during the periods presented:

	Successor	Predecessor
	Six Months Ended June 30,
	2019	2018
	(In thousands)
Future abandonment costs — beginning of period	$5,136	$10,407
Accretion expense	193	280
New wells placed on production	156	4
Liabilities settled and assets disposed of	(29)	(69)
Future abandonment costs — end of period	$5,456	$10,622

Derivative Financial Instruments and Hedging Activities

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

All of Comstock’s natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. The Company had the following outstanding derivative financial instruments for natural gas price risk management at June 30, 2019:

	Future Production Period
	Six Months Ending December 31, 2019	Year Ending December 31, 2020	Total
Natural Gas Swap contracts:
Volume (MMbtu)	10,800,000	5,400,000	16,200,000
Average Price per Mmbtu	$3.00	$3.00	$3.00
Natural Gas Collar contracts:
Volume (Mmbtu)	20,604,500	16,350,000	36,954,500
Price per Mmbtu
Average Ceiling	$3.48	$3.46	$3.47
Average Floor	$2.40	$2.47	$2.43
Crude Oil Collar contracts:
Volume (Barrels)	598,200	1,045,000	1,643,200
Price per Barrel
Average Ceiling	$70.42	$65.61	$67.36
Average Floor	$48.76	$48.75	$48.75

None of the Company’s derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company’s derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
			(in thousands)
Successor Fair Value of Derivative Instruments as of June 30, 2019
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$13,959	$—	$13,959
Oil price derivatives	Derivative Financial Instruments – current	$603	$(278)	$325
				$14,284

Natural gas price derivatives	Derivative Financial Instruments – long-term	$231	$—	$231
Oil price derivatives	Derivative Financial Instruments – long-term	$638	$—	$638
				$869
Liability Derivatives:
Oil price derivatives	Derivative Financial Instruments – current	$278	$(278)	$—
				$15,153

Successor Fair Value of Derivative Instruments as of December 31, 2018
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$7,264	$(1,168)	$6,096
Oil price derivatives	Derivative Financial Instruments – current	$9,305	$—	$9,305
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$1,168	$(1,168)	$—
				$15,401

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company’s derivative contracts recognized in the consolidated statement of operations were as follows:

Gain/(Loss) Recognized in Earnings on Derivatives	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Swaps	$7,302	$(1,638)	$10,458	$964
Collars	7,442	—	(3,371)	—
	$14,744	$(1,638)	$7,087	$964

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in  general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company’s employees and directors.  Stock-based compensation was $0.6 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

During the three months and six months ended June 30, 2018 the Company granted 85,617 shares of restricted stock, with a grant date fair value of $0.4 million, to its directors.  As of June 30, 2019, Comstock had 485,740 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $7.94 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $2.8 million as of June 30, 2019 is expected to be recognized over a period of 2.0 years.

As of June 30, 2019, Comstock had 324,123 PSUs outstanding at a weighted average grant date fair value of $12.93 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 648,246 shares of common stock. Total unrecognized compensation cost related to these grants of $3.0 million as of June 30, 2019 is expected to be recognized over a period of 2.1 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2019. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $62.8 million as of June 30, 2019 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

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

The following is an analysis of the consolidated income tax provision:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Current - State	$24	$24	$(94)	$34
- Federal	—	—	—	—

Deferred - State	244	(597)	654	(1,051)
- Federal	6,834	451	10,776	1,477
	$7,102	$(122)	$11,336	$460

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
State income taxes, net of federal benefit	(0.2)	3.9	0.5	3.5
Valuation allowance on deferred tax assets	2.4	(24.1)	1.7	(24.3)
Nondeductible stock-based compensation	1.2	(0.4)	0.9	(0.7)
Other	0.5	—	0.3	—
Effective tax rate	24.9%	0.4%	24.4%	(0.5)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  The Company completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company had $20.4 million of unused credit carryforwards at June 30, 2019.

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

The Company's cash and cash equivalents valuation is based on Level 1 measurements.  The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of June 30, 2019 that are a Level 3 measurement.

At June 30, 2019, the Company had assets of $15.2 million recorded for the fair value of its oil and natural gas swaps and collars, of which $14.3 million was classified as current assets and $0.9 million was classified as long-term assets.  At December 31, 2018, the Company had assets recorded for the fair value of its natural gas price swap agreements of $15.4 million, all of which was classified as current assets.  There were no offsetting swap positions in 2019 or 2018. The change in fair value of these natural gas swaps and collars was recognized as a gain or loss and included as a component of other income (expense).

As of June 30, 2019, the Company's fixed rate debt had a carrying value of $818.5 million and a fair value of $652.4 million.  The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2019, a Level 2 measurement.  The fair value of the floating rate debt outstanding approximated its carrying value, a Level 2 measurement.

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

Basic and diluted income (loss) per share were determined as follows:

	Successor			Predecessor
	Three Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$21,407			$(34,003)
Income allocable to unvested restricted shares	(89)			—
Basic income (loss) attributable to common stock	$21,318	105,457	$0.20	$(34,003)	15,340	$(2.22)

Diluted income (loss) attributable to common stock	$21,318	105,457	$0.20	$(34,003)	15,340	$(2.22)

	Successor			Predecessor
	Six Months Ended June 30,
	2019			2018
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$34,982			$(75,889)
Income allocable to unvested restricted shares	(141)			—
Basic income (loss) attributable to common stock	$34,841	105,457	$0.33	$(75,889)	15,212	$(4.99)

Diluted income (loss) attributable to common stock	$34,841	105,457	$0.33	$(75,889)	15,212	$(4.99)

Basic and diluted per share amounts are the same for the three months and six months ended June 30, 2018 due to the net loss in that period.

At June 30, 2019 and December 31, 2018, 485,740 and 911,319 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Unvested restricted stock	441	857	427	846

All unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that would be dilutive in the computation of earnings per share were as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands except per share/unit amounts)
Weighted average PSUs	$335	$514	$335	$466
Weighted average grant date fair value per unit	12.93	13.83	12.93	13.83

Weighted average warrants for common stock	$—	$116	$—	$167
Weighted average exercise price per share	—	0.01	—	0.01

Weighted average contingently convertible shares	$—	$40,017	$—	$39,617
Weighted average conversion price per share	—	12.32	—	12.32

All warrants, PSUs and potentially dilutive shares from conversion of senior notes in the three months ended June 30, 2018 were anti-dilutive and excluded from the computation of loss per share.  PSUs were also anti-dilutive in the three months and six months ended June 30, 2019.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes for the six months ended June 30, 2019 and 2018, respectively, were as follows:

	Successor	Predecessor
	Six Months Ended June 30,
	2019	2018
	(In thousands)
Interest payments	$56,430	$36,122
Income tax payments	$2	$2

Interest paid in-kind related to the Predecessor Company's convertible notes was $20.0 million during the six months ended June 30, 2018.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted  The Company will assess the impact of ASU 2017-04 on its financial statements when it performs impairment assessments following adoption of this standard.  The Company has not yet made a determination as to whether it will early adopt ASU 2017-04.

(2) LONG-TERM DEBT –

At June 30, 2019, long-term debt was comprised of the following:

(In thousands)

9¾% Senior Notes due 2026:
Principal	$850,000
Discount, net of amortization	(31,490)
Bank Credit Facility:
Principal	470,000
Debt issuance costs, net of amortization	(21,120)
$1,267,390

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

On August 14, 2018, the Company entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the participating banks which matures on August 14, 2023.  The bank credit facility is subject to a borrowing base of $700.0 million which is re-determined on a semi-annual basis and upon the occurrence of certain other events. As of June 30, 2019, there were $470.0 million of borrowings outstanding under the bank credit facility. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0.  The Company was in compliance with the covenants as of June 30, 2019.

(3) STOCKHOLDERS' EQUITY –

Warrants for 363,638 shares of common stock were exercised during the six months ended June 30, 2018.  All warrants for common stock were either exercised or expired unused during 2018.

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

(5) RELATED PARTY TRANSACTIONS –

In February 2019, Comstock sold certain leases covering 1,464 undeveloped net acres in Caddo Parish, Louisiana for $5.9 million to a partnership owned by the Company's majority stockholder. The Company is drilling nine wells on this acreage and is retaining a working interest in the wells being drilled.  The proceeds from the sale were used to fund the purchase of a like number of net acres from a third party for $5.9 million.  The acreage acquired was in part the acreage sold to the partnership or acreage in the same area.  The purchase price paid per net acre was determined by the price paid by the Company to the third party.  Comstock is also operating the drilling of six wells in South Texas that the Company does not have an interest in for another partnership owned by its majority stockholder.  As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells as well as customary drilling and operating overhead fees that it charges other working interest owners.  Comstock received $0.9 million and $1.6 million from the partnerships related to these wells for the three months and six months ended June 30, 2019, respectively and had a $6.7 million receivable from the partnerships at June 30, 2019.

(6) SUBSEQUENT EVENTS –

On July 16, 2019 the Company closed the acquisition of Covey Park Energy LLC ("Covey Park") in a cash and stock transaction structured as a merger (the "Merger") valued at approximately $2.2 billion.  As part of this transaction, affiliates controlled by Jerry Jones, the Company's majority stockholder, invested $475.0 million in the Company in exchange for 50,000,000 newly issued shares of common stock valued at $6.00 per share and $175.0 million of newly issued shares of convertible preferred stock of Comstock. Comstock also assumed Covey Park's existing $625.0 million 7½% senior notes, retired $380.0 million outstanding under Covey Park's bank credit facility and redeemed all outstanding previously issued Covey Park preferred equity for $153.4 million.  Covey Park's equity owners received $700.0 million in cash, $210.0 million of newly issued convertible preferred stock and 28,833,000 newly issued shares of common stock. Interest on the senior notes assumed from Covey Park is payable on May 15 and November 15 at an annual rate of 7½% and these notes mature on May 15, 2025.

In connection with the Merger, the Company amended its Second Amended and Restated Articles of Incorporation to increase its authorized capital stock to 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share, and 5,000,000 are preferred stock, ten dollars ($10.00) par value per share.  This amendment was approved by a majority of the outstanding shares of the Company.

Concurrent with the closing of the Merger, the Company also entered into a new five year revolving credit facility that matures on July 16, 2024.  The credit facility is subject to a borrowing base, which is initially $1,575.0 million and shall be re-determined on a semi-annual basis and upon the occurrence of certain other events. The Company elected to set the committed borrowing base at $1,500.0 million, of which $1,240.0 million was utilized at closing.   Indebtedness under the credit facility is secured by substantially all of the assets of the Company and its subsidiaries. Borrowings under the credit facility bear interest at the Company’s option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company will also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base.

Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The conversion price of the preferred stock is $4.00 per share of common stock, subject to adjustment pursuant to customary anti-dilution provisions. At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of common stock at the then prevailing conversion rate. Holders may receive cash in lieu of fractional shares.  The Company has the right to redeem the preferred stock at any time at face value plus accrued dividends.

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

Results of Operations

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	40,928	21,718	74,077	43,364
Oil (Mbbls)	695	90	1,505	280
Natural gas equivalent (Mmcfe)	45,093	22,258	83,105	45,044
Revenues:
Natural gas sales	$91,951	$56,265	$182,083	$115,808
Oil sales	36,165	5,184	72,914	18,234
Total oil and gas sales	$128,116	$61,449	$254,997	$134,042
Expenses:
Production taxes	$5,827	$1,112	$11,766	$2,952
Gathering and transportation	$10,502	$4,398	$17,932	$8,732
Lease operating(1)	$14,452	$7,948	$29,337	$17,721
Depreciation, depletion and amortization	$46,847	$26,798	$84,437	$53,950
Average Sales Price:
Natural gas (per Mcf)	$2.25	$2.59	$2.46	$2.67
Oil (per Bbl)	$52.10	$57.56	$48.46	$65.12
Average equivalent (Mcfe)	$2.84	$2.76	$3.07	$2.98
Expenses ($ per Mcfe):
Production taxes	$0.13	$0.05	$0.14	$0.07
Gathering and transportation	$0.23	$0.20	$0.22	$0.19
Lease operating(1)	$0.32	$0.35	$0.35	$0.39
Depreciation, depletion and amortization(2)	$1.04	$1.19	$1.01	$1.19

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

During the three months ended June 30, 2019, we had $128.1 million in total oil and natural gas sales.  Natural gas production of 40.9 Bcf (450 MMcf per day) was sold at an average price of $2.25 per Mcf. Oil production of 695,000 barrels (7,628 barrels per day) was sold at an average price of $52.10 per barrel.  Oil production in 2019 is from our Bakken shale properties primarily located in North Dakota.  During the three months ended June 30, 2018, we had $61.4 million in total oil and natural gas sales.  Natural gas production of 21.7 Bcf (239 MMcf per day) was sold at an average price of $2.59 per Mcf.  Oil production in the three months ended June 30, 2018 was from our Eagle Ford shale properties in South Texas that were sold in April 2018.

In the first six months of 2019, we had $255.0 million in total oil and natural gas sales.   Natural gas production of 74.1 Bcf (409 MMcf per day) was sold at an average price of $2.46. Oil production of 1.5 million barrels (8,313 barrels per day) was sold at an average price of $48.46 per barrel.  Oil production in 2019 is from our Bakken shale properties.  During the six months ended June 30, 2018, we had $134.0 million in total oil and natural gas sales.  Natural gas production of 43.4 Bcf (240 MMcf per day) was sold at an average price of $2.67 per Mcf.  Oil production in the six months ended June 30, 2018 was from our Eagle Ford shale properties in South Texas that were sold in April 2018.

We utilize oil collars and natural gas price swaps and collars to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.25	$2.59	$2.46	$2.67
Cash settlements of derivative financial instruments, per Mcf	0.04	0.05	0.09	0.06
Price per Mcf, including cash settlements of derivative financial instruments	$2.29	$2.64	$2.55	$2.73
Average Realized Oil Price:
Oil, per barrel	$52.10	$57.56	$48.46	$65.12
Cash settlements of derivative financial instruments, per barrel	0.02	—	0.25	—
Price per barrel, including cash settlements of derivative financial instruments	$52.12	$57.56	$48.71	$65.12

Costs and Expenses –

Our production taxes of $5.8 million for the three months ended June 30, 2019 were mainly comprised of $3.9 million on our Bakken shale production and $1.9 million on our other production, primarily our Haynesville/Bossier shale natural gas.  Our production taxes of $1.1 million during the three months ended June 30, 2018 was comprised of $0.2 million related to the Eagle Ford properties sold in April 2018 and $0.9 million related to our other production.  Production taxes of $11.8 million for the first six months of 2019 included $8.0 million of taxes on our Bakken shale production and $3.8 million on our natural gas production.  Production taxes for the six months ended June 30, 2018 of $3.0 million included $2.2 million of taxes on our natural gas production and $0.8 million on production from our Eagle Ford shale properties that were sold in April 2018.

Gathering and transportation costs were $10.5 million and $4.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively.  Gathering and transportation costs were $17.9 million and $8.7 million for the six months ended June 30, 2019 and 2018, respectively.  These costs primarily relate to our Haynesville/Bossier shale natural gas production, which has increased substantially in 2019 due to our drilling program.

For the three months ended June 30, 2019, our lease operating expenses of $14.5 million include $6.2 million related to our Bakken shale properties and $8.3 million related to our natural gas properties.  Our lease operating expense of $0.32 per Mcfe produced during this period reflects the average lifting cost of $6.08 per barrel of oil equivalent for our Bakken shale properties and $0.21 per Mcfe for our natural gas properties.  During the three months ended June 30, 2018, our lease operating expenses of $7.9 million ($0.35 per Mcfe) primarily relate to our oil properties in South Texas ($1.4 million) and to our natural gas properties.  Our lease operating expense for the first six months of 2019 of $29.3 million include $12.7 million related to our Bakken shale properties and $16.6 million related to our other properties.  Our lease operating expense of $0.35 per Mcfe produced during this period reflects the average lifting cost of $6.53 per barrel of oil equivalent for our Bakken shale properties and $0.23 per Mcfe for our natural gas properties. During the six months ended June 30, 2018, our lease operating expenses of $17.7 million ($0.39 per Mcfe) primarily relate to our natural gas properties ($12.9 million or $0.30 per Mcfe) and our oil properties in South Texas ($4.8 million) that were sold in 2018.

Depreciation, depletion and amortization ("DD&A") expense was $46.8 million for the three months ended June 30, 2019 and $84.4 million for the six months ended June 30, 2019.  The DD&A rate per Mcfe of $1.04 for the three months ended June 30, 2019 and $1.01 for the six months ended June 30, 2019 reflect the combined rate for the Bakken shale properties and our other properties that were adjusted to fair value as part of our accounting for the Jones Contribution.  During the three months ended June 30, 2018 our DD&A expense was $26.8 million and our DD&A rate per Mcfe was $1.19.  For the six months ended June 30, 2018 our DD&A expense was $54.0 million and our DD&A rate per Mcfe was $1.19.

General and administrative expenses, which are reported net of overhead reimbursements, were $6.8 million and $6.6 million, respectively, for the three months ended June 30, 2019 and 2018. Included in general and administrative expense is stock-based compensation of $0.6 million and $1.5 million, respectively, in the three months ended June 30, 2019 and 2018. General and administrative expenses were $14.7 million and $12.7, respectively, for the six months ended June 30, 2019 and 2018.  Included in general and administrative expense is stock-based compensation of $1.3 million and $3.1 million, respectively, in the six months ended June 30, 2019 and 2018.

We use derivative financial instruments as part of our price risk management program to protect our capital investments.  During the three months ended June 30, 2019 and 2018, we had net gains on derivatives of $14.7 million and net losses on derivatives of $1.6 million, respectively.  Our realized net gains from our price risk management program were $1.9 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we had net gains on derivatives of $7.1 million and $1.0 million, respectively.  Our realized net gains from our price risk management program were $7.3 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

Interest expense of $28.6 million for the three months ended June 30, 2019 and $56.4 million for the six months ended June 30, 2019 included interest on our 9¾% senior notes and our bank credit facility.  Interest expense for the three months ended June 30, 2018 of $40.2 million and $79.1 million for the six months ended June 30, 2018 reflect the higher interest rates and debt discount amortization associated with our then outstanding debt.

Income taxes for the three months ended June 30, 2019 and 2018 were a provision of $7.1 million and a benefit of $0.1 million, respectively.  Income taxes for the six months ended June 30, 2019 and 2018 were a provision of $11.4 million and $0.5 million, respectively.  The effective tax rate was 24.9% and 24.4% for the three months and six months ended June 30, 2019, respectively. Income taxes for the three months and six months ended June 30, 2018 primarily reflect the effect of valuation allowances on our deferred tax assets.

We reported net income of $21.4 million, or $0.20 per diluted share, for the three months ended June 30, 2019.  Our net income during this period includes income from operations of $43.6 million and gains on derivative financial instruments of $14.7 million which were partially offset mainly by interest expense, transaction costs related to our merger transaction and the provision for income taxes.  We reported a net loss of $34.0 million, or $2.22 per share during the three months ended June 30, 2018.  The loss during this period included operating income of $7.7 million which was inclusive of a loss on sale of assets of $6.8 million, our interest expense, and losses on derivative financial instruments.  In the first six months of 2019, we reported net income of $35.0 million or $0.33 per diluted share Our net income during the first six months of 2019 includes income from operations of $96.8 million and gains on derivative financial instruments of $7.1 million which were partially offset by interest expense, transaction costs related to our merger transaction and the provision for income taxes.  For the six months ended June 30, 2018 we reported a loss of $75.9 million or $4.99 per share.  The net loss in the first six months of 2018 is primarily due to our loss on sale of oil and gas properties and higher interest expense.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales.  For the six months ended June 30, 2019, our primary source of funds was $173.0 million in cash flow from operating activities and net borrowings under our bank credit facility of $20.0 million. Cash provided by operating activities during the six months ended June 30, 2018 was $87.0 million and we received proceeds from asset sales of $103.6 million during this period.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and gas properties and the repayment of our debt. In the six months ended June 30, 2019, we incurred capital expenditures of $181.9 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Successor	Predecessor
	Six Months Ended June 30,
	2019	2018
	(In thousands)
Exploration and development:
Development leasehold(1)	$4,306	$2,344
Development drilling	172,918	76,629
Other development	4,716	10,913
Total capital expenditures	$181,940	$89,886

(1)	Net of acreage reimbursements

During the first six months of 2019, we drilled twenty-one (14.2 net) wells and completed 31 (14.6 net) Haynesville/Bossier shale wells.  We also participated in the drilling of four (2.2 net) wells on our Eagle Ford shale acreage in South Texas.  We expect to spend an additional $356.4 million in the remaining six months of 2019 to drill fifty-eight (42.1 net) additional wells, to complete 31 (19.9 net) wells and for other development activity. Capital spending for the remaining six months of 2019 includes the drilling activities of Covey Park Energy LLC beginning on July 16. 2019. We expect to fund our future development and exploration activities with future operating cash flow.  The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of June 30, 2019, we had six drilling rigs under contract through April 2020 at a cost of $21.9 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

In connection with the Jones Contribution, we completed a series of refinancing transactions to retire all of our other then-outstanding senior secured and unsecured notes.  On August 3, 2018, we issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on August 15, 2026. On August 14, 2018, we entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the other participating banks.  The bank credit facility is subject to a borrowing base, which is currently $700.0 million and is re-determined on a semi-annual basis and upon the occurrence of certain other events, and will mature on August 14, 2023.  As of June 30, 2019, there were $470.0 million of borrowings outstanding under the bank credit facility. Borrowings under the bank credit facility are secured by substantially all of our and our subsidiaries assets and bear interest at our option, at either LIBOR plus 2.0% to 3.0% or a base rate plus 1.0% to 2.0%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon us and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0.  We were in compliance with the covenants as of June 30, 2019.

On July 16, 2019 we closed the acquisition of Covey Park Energy LLC ("Covey Park") in a cash and stock transaction structured as a merger (the "Merger") valued at approximately $2.2 billion.  As part of this transaction, affiliates controlled by Jerry Jones, our majority stockholder, invested $475.0 million in us in exchange for 50,000,000 newly issued shares of common stock valued at $6.00 per share and $175.0 million of our newly issued shares of convertible preferred stock. We also assumed Covey Park's existing $625.0 million 7½% senior notes, retired $380.0 million outstanding under Covey Park's bank credit facility and redeemed all outstanding previously issued Covey Park preferred equity for $153.4 million.  Covey Park's equity owners received $700.0 million in cash, $210.0 million of our newly issued convertible preferred stock and 28,833,000 newly issued shares of common stock. Interest on the senior notes assumed from Covey Park is payable on May 15 and November 15 at an annual rate of 7½% and these notes mature on May 15, 2025.

Concurrent with the closing of the Merger, we also entered into a new five year revolving credit facility that matures on July 16, 2024.  The credit facility is subject to a borrowing base, which is initially $1,575.0 million and shall be re-determined on a semi-annual basis and upon the occurrence of certain other events. We elected to set the committed borrowing base at $1,500.0 million, of which $1,240.0 million was utilized at closing.   Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries' assets. Borrowings under the credit facility bear interest at our option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We will also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base.

Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The conversion price of the preferred stock is $4.00 per share of common stock, subject to adjustment pursuant to customary anti-dilution provisions. At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of common stock at the then prevailing conversion rate. Holders may receive cash in lieu of fractional shares.  We have the right to redeem the preferred stock at any time at face value plus accrued dividends.

Federal Taxation

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  We completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  We have $20.4 million of unused credit carryforwards at June 30, 2019.

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

As of June 30, 2019, we had entered into natural gas price swap agreements to hedge approximately 16.2 billion cubic feet of our 2019 and 2020 production at an average price of $3.00 per Mcf. We had also entered into natural gas collars to hedge approximately 37.0 Bcf of natural gas with an average floor price of $2.43 per Mcf and an average ceiling price of $3.47 per Mcf. We also had oil collars to hedge 1,643,200 barrels with an average floor price of $48.75 per barrel and an average ceiling price of $67.36 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2019 would be $3.1 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended June 30, 2019 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $5.9 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.4 million.  Our natural gas collars which cover the period July 1, 2019 through December 31, 2020 will result in natural gas prices on 37.0 Bcf of our future production to be subject to a floor price of $2.43 per MMbtu and an average ceiling price of $3.47 per MMbtu. Our crude oil price collars which cover the period July 1, 2019 through December 31, 2020 will result in oil prices on 1,643,200 barrels of our future oil production to be subject to a floor price of $48.75 per barrel and an average ceiling price of $67.36 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At June 30, 2019, we had approximately $1.3 billion principal amount of long-term debt outstanding as compared to $1.2 billion as of June 30, 2018.  $850.0 million of this amount bears interest at a fixed rate of 9¾% as compared to $1.2 billion of fixed rate debt at June 30, 2018. The fair market value of our fixed rate debt as of June 30, 2019 was $652.4 million based on the market price of approximately 77% of the face amount of such debt. At June 30, 2019, we had $470.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2019, a 100 basis point change in interest rates would change our successor period interest expense on our variable rate debt by approximately $2.3 million.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated June 7, 2019, by and among the Company, Covey Park Energy LLC, New Covey Park Energy LLC and Covey Park Energy Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 7, 2019).

2.2

Contribution Agreement dated May 9, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and the Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A dated May 9, 2018).

2.3

Amendment No. 1 to the Contribution Agreement, dated as of August 14, 2018, by and among Arkoma Drilling, L.P., Williston Drilling, L.P. and the Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated August 13, 2018).

3.1	Second Amended and Restated Articles of Incorporation of the Company, dated August 13, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 13, 2018).
3.2	Amendment to Second Amended and Restated Articles of Incorporation of the Company, dated July 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 15, 2019).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
3.4	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 17, 2018).
3.5	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 15, 2019).
4.1

Indenture, dated as of August 3, 2018, by and between Comstock Escrow Corporation, as issuer, and American Stock Transfer & Trust Company LLC, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 3, 2018).

4.2

First Supplemental Indenture dated August 14, 2018 among the Company, the Guarantors and American Stock Transfer & Trust Company, LLC, Trustee for the 9¾% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated August 13, 2018).

4.3

Supplemental Indenture dated July 16, 2019 among the Company and Wells Fargo Bank, National Association for the 7½% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 15, 2019).

4.4

Supplemental Indenture dated July 16, 2019 among the Company, the Guaranteeing Subsidiaries and Wells Fargo Bank, National Association for the 7½% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 15, 2019).

4.5

Supplemental Indenture dated July 16, 2019 among the Company, the Guarantors and American Stock Transfer & Trust Company, LLC for the 9¾% Senior Notes due 2026 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated July 15, 2019).

4.6

Certificate of Designations of Series A Redeemable Convertible Preferred Stock and Series B Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated July 15, 2019).

4.7*	Indenture dated May 3, 2017 between Covey Park Energy LLC, Covey Park Finance Corp. and Wells Fargo Bank National Association, as Trustee, for the 7½% Senior Notes due 2025.
10.1

Subscription Agreement, dated June 7, 2019, by and among the Company, Arkoma Drilling CP, LLC and Williston Drilling CP, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 7, 2019).

10.2

Shareholders Agreement, dated June 7, 2019, by and among the Company,  Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, Arkoma Drilling, L.P., Williston Drilling, L.P., New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 7, 2019).

Exhibit No.	Description
10.3

First Amendment to Agreement and Plan of Merger dated as of July 15, 2019 by and among the Company, New Covey Park Energy LLC, Covey Park Energy LLC and Covey Park Energy Holdings LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 15, 2019).

10.4

Amended and Restated Registration Rights Agreement, dated June 7, 2019, by and among the Company,  Arkoma Drilling, L.P., Williston Drilling, L.P., Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 7, 2019).

10.5

Amended and Restated Credit Agreement dated as of July 16, 2019, among the Company, Bank of Montreal as Administrative Agent and the lenders party thereto from time to time. (incorporated by reference to Exhibit 10.2 to our Current Report on From 8-K dated July 15, 2019).

10.6

Instrument of Resignation, Appointment and Acceptance dated as of July 16, 2019 among the Company, the Subsidiary Guarantors named therein, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 15, 2019).

10.7#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.8#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*Filed herewith.

†Furnished herewith.

#Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: August 9, 2019	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: August 9, 2019	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)