Form 10-Q
period 2019-09-30
COMSTOCK RESOURCES INC
filed 2019-11-12
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 12, 2019 was 190,017,482.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2019

INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets as of September 30, 2019 (Successor) and December 31, 2018 (Successor)	4
Consolidated Statements of Operations – For the three months ended September 30, 2019 (Successor), for the period from August 14, 2018 through September 30, 2018 (Successor), for the period July 1, 2018 through August 13, 2018 (Predecessor), for the nine months ended September 30, 2019 (Successor), for the period August 14, 2018 through September 30, 2018 (Successor) and for the period January 1, 2018 through August 13, 2018 (Predecessor)	5
Consolidated Statements of Stockholders' Equity (Deficit) – For the three months and nine months ended September 30, 2019 (Successor), for the period from August 14, 2018 through September 30, 2018 (Successor) and for the period from January 1, 2018 through August 13, 2018 (Predecessor)	6
Consolidated Statements of Cash Flows – For the nine months ended September 30, 2019 (Successor), for the period from August 14, 2018 through September 30, 2018 (Successor) and for the period from January 1, 2018 through August 13, 2018 (Predecessor)	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosure About Market Risk	27
Item 4. Controls and Procedures	28
PART II. Other Information
Item 6. Exhibits	29

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor
ASSETS	September 30, 2019	December 31, 2018
	(In thousands)

Cash and Cash Equivalents	$53,243	$23,193
Accounts Receivable:
Oil and gas sales	97,750	87,611
Joint interest operations	23,282	9,175
From affiliates	13,635	—
Derivative Financial Instruments	62,277	15,401
Income Taxes Receivable	5,109	10,218
Other Current Assets	13,102	13,829
Total current assets	268,398	159,427
Property and Equipment:
Oil and gas properties, successful efforts method:
Proved	3,863,841	1,682,164
Unproved	421,239	191,929
Other	6,768	4,442
Accumulated depreciation, depletion and amortization	(374,838)	(210,556)
Net property and equipment	3,917,010	1,667,979
Goodwill	335,897	350,214
Income Taxes Receivable	5,109	10,218
Derivative Financial Instruments	21,983	—
Operating Lease Right-of-Use Assets	3,909	—
Other Assets	3	2
	$4,552,309	$2,187,840

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$231,707	$138,767
Accrued Expenses	155,756	68,086
Operating Leases	1,997	—
Total current liabilities	389,460	206,853
Long-term Debt	2,508,074	1,244,363
Deferred Income Taxes	188,218	161,917
Long-term Operating Leases	1,912	—
Reserve for Future Abandonment Costs	11,095	5,136
Other Noncurrent Liabilities	8,352	—
Total liabilities	3,107,111	1,618,269
Commitments and Contingencies
Mezzanine Equity:
Preferred Stock — 5,000,000 shares authorized, 385,000 shares issued and outstanding at September 30, 2019:
Series A 10% Convertible Preferred Stock, 210,000 shares issued and outstanding	200,000	—
Series B 10% Convertible Preferred Stock, 175,000 shares issued and outstanding	175,000	—
Stockholders' Equity:
Common stock — $0.50 par, 400,000,000 and 155,000,000 shares authorized, 185,524,301 and 105,871,064 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	92,762	52,936
Additional paid-in capital	879,669	452,513
Accumulated earnings	97,767	64,122
Total stockholders' equity	1,070,198	569,571
	$4,552,309	$2,187,840

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands, except per share amounts)

Revenues:
Natural gas sales	$193,506	$36,393	$32,089	$375,589	$36,393	$147,897
Oil sales	30,938	33,730	499	103,852	33,730	18,733
Total oil and gas sales	224,444	70,123	32,588	479,441	70,123	166,630

Operating expenses:
Production taxes	6,966	4,051	707	18,732	4,051	3,659
Gathering and transportation	23,414	3,450	3,109	41,346	3,450	11,841
Lease operating	29,111	7,016	3,418	58,448	7,016	21,139
Exploration	241	—	—	241	—	—
Depreciation, depletion and amortization	80,247	17,820	14,082	164,684	17,820	68,032
General and administrative	8,105	3,303	3,044	22,760	3,303	15,699
Loss (gain) on sale of oil and gas properties	—	(98)	—	25	(98)	35,438
Total operating expenses	148,084	35,542	24,360	306,236	35,542	155,808

Operating income	76,360	34,581	8,228	173,205	34,581	10,822

Other income (expenses):
Gain (loss) from derivative financial instruments	24,858	(2,015)	(83)	31,945	(2,015)	881
Other income	92	42	284	340	42	677
Transaction costs	(39,657)	—	(2,549)	(41,100)	—	(2,866)
Interest expense	(51,015)	(14,845)	(22,140)	(107,434)	(14,845)	(101,203)
Total other income (expenses)	(65,722)	(16,818)	(24,488)	(116,249)	(16,818)	(102,511)

Income (loss) before income taxes	10,638	17,763	(16,260)	56,956	17,763	(91,689)
Provision for income taxes	(3,847)	(3,940)	(605)	(15,183)	(3,940)	(1,065)
Net income (loss)	6,791	13,823	(16,865)	41,773	13,823	(92,754)
Preferred stock dividends	(8,128)	—	—	(8,128)	—	—
Net income (loss) available to common stockholders	$(1,337)	$13,823	$(16,865)	$33,645	$13,823	$(92,754)

Net income (loss) per share:
Basic and diluted	$(0.01)	$0.13	$(1.09)	$0.26	$0.13	$(6.08)

Weighted average shares outstanding:
Basic	171,487	105,448	15,468	127,709	105,448	15,262
Diluted	171,487	105,463	15,468	127,709	105,463	15,262

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Accumulated Earnings	Total

Successor Company:

Balance at January 1, 2019	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	52,934	453,163	77,697	583,794
Stock-based compensation	74	37	586	—	623
Net income	—	—	—	21,407	21,407
Balance at June 30, 2019	105,942	52,971	453,749	99,104	605,824
Issuance of common stock	78,833	39,416	428,392	—	467,808
Stock-based compensation	780	391	697	—	1,088
Income tax withholdings related to equity awards	(31)	(16)	(151)	—	(167)
Jones contribution adjustment	—	—	(1,969)	—	(1,969)
Equity issuance costs	—	—	(1,049)	—	(1,049)
Net income	—	—	—	6,791	6,791
Payment of preferred dividends	—	—	—	(8,128)	(8,128)
Balance at September 30, 2019	185,524	$92,762	$879,669	$97,767	$1,070,198

	Common Stock (Shares)	Common Stock – Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Predecessor Company:

Balance at January 1, 2018	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	523	261	—	1,340	—	1,601
Income tax withholdings related to equity awards	(53)	(26)	—	(339)	—	(365)
Common stock warrants exercised	260	130	(2,228)	2,098	—	—
Net loss	—	—	—	—	(41,886)	(41,886)
Balance at March 31, 2018	16,158	8,079	1,329	549,795	(969,125)	(409,922)
Stock-based compensation	—	—	—	1,508	—	1,508
Income tax withholdings related to equity awards	—	—	—	(4)	—	(4)
Common stock warrants exercised	103	52	(888)	836	—	—
Net loss	—	—	—	—	(34,003)	(34,003)
Balance at June 30, 2018	16,261	8,131	441	552,135	(1,003,128)	(442,421)
Stock-based compensation	100	50	—	753	—	803
Common stock warrants exercised	16	7	(131)	124	—	—
Common stock issued for debt conversions	2	1	—	28	—	29
Net loss	—	—	—	—	(16,865)	(16,865)
Balance at August 13, 2018	16,379	$8,189	$310	$553,040	$(1,019,993)	$(458,454)

Successor Company:

Successor common stock	16,379	$8,189	$310	$132,032	$—	$140,531
Vesting of equity awards	1,029	514	—	8,312	—	8,826
Income tax withholdings related to equity awards	(547)	(272)	—	(4,423)	—	(4,695)
Jones contribution	88,571	44,286	—	318,406	—	362,692
Stock-based compensation	423	211	—	118	—	329
Stock issuance costs	—	—	—	(395)	—	(395)
Common stock warrants exercised and expired	24	12	(310)	298	—	—
Net income	—	—	—	—	13,823	13,823
Balance at September 30, 2018	105,879	$52,940	$—	$454,348	$13,823	$521,111

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor		Predecessor
	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$41,773	$13,823	$(92,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	15,205	3,883	1,052
Loss (gain) on sale of oil and gas properties	25	(98)	35,438
Depreciation, depletion and amortization	164,684	17,820	68,032
(Gain) loss on derivative financial instruments	(31,945)	2,015	(881)
Cash settlements of derivative financial instruments	33,382	191	2,842
Amortization of debt discount and issuance costs	9,206	822	29,457
Interest paid in-kind	—	—	25,004
Stock-based compensation	2,359	329	3,912
Decrease (increase) in accounts receivable	48,404	(44,884)	2,834
Decrease (increase) in other current assets	7,137	(1,326)	337
(Decrease) increase in accounts payable and accrued expenses	(7,424)	11,034	10,462
Net cash provided by operating activities	282,806	3,609	85,735
Cash Flows From Investing Activities:
Capital expenditures	(308,742)	(59,017)	(150,106)
Acquisition of Covey Park Energy LLC, net of cash acquired	(693,869)	—	—
Prepaid drilling costs	9,319	(4,768)	(3,692)
Proceeds from sale of oil and gas properties	390	13,739	103,593
Net cash used for investing activities	(992,902)	(50,046)	(50,205)
Cash Flows from Financing Activities:
Borrowings under bank credit facility	887,000	450,000	865,577
Repayments	(72,000)	(1,291,352)	(49,679)
Repayments of Covey Park Energy LLC outstanding borrowings and preferred equity	(533,390)	—	—
Issuance of common stock	300,000	—	—
Issuance of Series B Convertible Preferred Stock	175,000	—	—
Preferred stock dividends paid	(8,128)	—	—
Jones contribution	—	36,365	—
Debt and stock issuance costs	(8,169)	(6,288)	(18,127)
Income taxes related to equity awards	(167)	(4,695)	(369)
Net cash provided by (used in) financing activities	740,146	(815,970)	797,402

Net increase (decrease) in cash and cash equivalents	30,050	(862,407)	832,932
Cash and cash equivalents, beginning of period	23,193	894,187	61,255
Cash and cash equivalents, end of period	$53,243	$31,780	$894,187

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2019, and the related results of operations and cash flows for the Predecessor and Successor periods being presented.  Net income (loss) and comprehensive income (loss) are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the period through September 30, 2019 are not necessarily an indication of the results expected for the full year.

Jones Contribution

On August 14, 2018, Arkoma Drilling, L.P. and Williston Drilling, L.P. (collectively, the "Jones Partnerships") contributed certain oil and gas properties in North Dakota and Montana (the "Bakken Shale Properties") in exchange for 88,571,429 newly issued shares of common stock representing 84% of the Company's then outstanding common stock (the "Jones Contribution"). The Jones Partnerships are wholly owned and controlled by Dallas businessman Jerry Jones and his children (collectively, the "Jones Group").

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

Accordingly, the basis of the Bakken Shale Properties recognized by Comstock was the historical basis of the Jones Group. The historical cost basis of the Bakken Shale Properties contributed was $397.6 million, which was comprised of $554.3 million of capitalized costs less $156.7 million of accumulated depletion, depreciation and amortization.  The change in control of Comstock resulted in a new basis for Comstock as the Company elected to apply pushdown accounting pursuant to ASC 805, Business Combinations. The new basis was pushed down to Comstock for financial reporting purposes, resulting in Comstock's assets, liabilities and equity accounts being recognized at fair value upon the closing of the Jones Contribution.

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

The following table represents the allocation of fair value related to the assets acquired and the liabilities assumed after giving consideration for final purchase accounting adjustments based on the fair value of Comstock:

(In thousands)

Fair Value of Comstock's Common Stock	$149,357

Fair Value of Liabilities Assumed –
Current Liabilities	180,452
Long-Term Debt	2,059,560
Deferred Income Taxes	49,391
Reserve for Future Abandonment Costs	4,440
Net Liabilities Assumed	2,293,843

Fair Value of Assets Acquired –
Current Assets	936,026
Oil and Gas Properties	1,147,749
Other Property & Equipment	4,440
Income Taxes Receivable	19,086
Other Assets	2
Total Assets	2,107,303
Goodwill	$335,897

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

During the quarter ended September 30, 2019, the Company finalized the deferred income taxes that were related to the Jones Contribution.  Deferred income taxes and goodwill were reduced by $14.3 million in the final valuation.

Covey Park Acquisition

On July 16, 2019, Comstock acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7.5% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million. Based on the fair value of the preferred stock issued and the closing price of the Company's common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations are focused primarily in the Haynesville / Bossier shale in East Texas and North Louisiana.

Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to the Company's majority stockholder and by borrowings under Comstock's amended and restated bank credit facility and cash on hand.

In connection with the Covey Park Acquisition, Comstock incurred $41.1 million of advisory and legal fees and other acquisition-related costs. These acquisition costs are included in transaction costs in the Company's consolidated statements of operations.

The transaction has been accounted for as a business combination, using the acquisition method.  Certain information to finalize the purchase price is not yet available, including the final tax return of Covey Park.  The Company expects to complete the purchase price allocation within the twelve month period following the acquisition date, during which time the value of the net assets and liabilities acquired may be revised as appropriate. The following table presents the Company's preliminary purchase price allocation of the assets acquired and liabilities assumed based on their fair values as of the acquisition date:

(In thousands)

Consideration:
Cash Paid	$700,000
Fair Value of Common Stock Issued	167,808
Fair Value of Series A Preferred Stock Issued	200,000
Total Consideration	1,067,808

Liabilities Assumed:
Accounts Payable and Accrued Liabilities	129,622
Derivative Financial Instruments	388
Other Current Liabilities	9,930
Long Term Debt	826,625
Covey Park Preferred Equity	153,390
Non-current Derivative Financial Instruments	186
Asset Retirement Obligations	5,374
Deferred Income Taxes	23,466
Other Non-current Liabilities	9,893
Liabilities Assumed	1,158,874
Total Consideration and Liabilities Assumed	$2,226,682

Assets Acquired:
Cash and Cash Equivalents	$6,131
Accounts Receivable	86,285
Current Derivative Financial Instruments	51,004
Other Current Assets	5,511
Proved Oil and Natural Gas Properties	1,818,413
Unproved Oil and Natural Gas Properties	237,210
Other Property, Plant and Equipment	2,262
Non-current Derivative Financial Instruments	19,866
Total Assets Acquired	$2,226,682

The Series A Convertible Preferred Stock was issued with a face value of $210.0 million.  Management retained a third-party valuation firm to assess the fair value of the preferred stock.  A yield methodology using Level 2 inputs of the Company's publicly traded debt, including the assumption of Covey Park's 7.5% senior notes, resulted in a fair value of $200.0 million.

The fair values determined for accounts receivable, accounts payable, accrued drilling costs and other current liabilities were equivalent to the carrying value due to their short-term nature.

The fair value of the proved and unproved oil and natural gas properties was derived from estimated future discounted net cash flows, a Level 3 measurement, based on existing production curves and timing of development of those properties. The key factors used in deriving the estimated future cash flows include estimated recoverable reserves, production rates, future operating and development costs, and future commodity prices. Key inputs to the valuation included average oil prices of $74.80 per barrel and average natural gas prices of $3.32 per Mcf utilizing a combination of third-party price estimates and management price forecasts as of the acquisition date.  The resulting estimated future cash flows from the acquired assets were discounted at rates ranging from 10% - 25% depending on risk characteristics of reserve categories acquired. Management utilized the assistance of an independent reserve firm and internal resources to estimate the fair value of the oil and natural gas properties.

The fair value measurements of long-term debt were estimated based on market prices and represent Level 2 inputs. The fair value measurements of derivative instruments assumed were determined based on fair value measurements consistent with managements valuation methodologies including implied market volatility, contract terms and prices and discount factors as of the close date.  These inputs represent Level 2 inputs. The fair values of commodity derivative instruments in an asset position include a measure of counterparty nonperformance risk and the derivative instruments in a liability position include a measure of the Company's own nonperformance risk, each based on the current published credit default swap rates.

The fair value of the asset retirement obligations of $5.4 million is included in the oil and natural gas properties with the corresponding liability in the table above. The fair value was based on a discounted cash flow model that included assumptions of current abandonment costs, inflation rates, discount rates and timing of actual abandonment and restoration activities. Due to the inputs and significant assumptions associated with the estimation of asset retirement obligations, the estimates made by management represent Level 3 inputs.

The Covey Park Acquisition qualified as a tax free merger whereby the Company acquired carryover tax basis in Covey Park's assets and liabilities, adjusted for differences between the purchase price allocated to the assets acquired and liabilities assumed based on the fair value and the carryover tax basis.

The Company's results of operations from the closing date on July 16, 2019 through September 30, 2019 include approximately $117.2 million of operating revenues and approximately $20.6 million of operating income, excluding general and administrative and interest expenses, attributable to the Covey Park assets.

Pro forma Results

The pro forma condensed combined financial information for the three and nine months ended September 30, 2019 gives effect to the Covey Park Acquisition as if the acquisition had occurred on January 1, 2019. The pro forma condensed combined financial information for the three and nine months ended September 30, 2018 give effect to the Covey Park Acquisition and the Jones Contribution as if the transactions had occurred on January 1, 2018. The unaudited pro forma information reflects adjustments for the issuance of the Company's common stock and preferred stock, debt incurred in connection with the transaction, impact of the fair value of properties acquired and related depletion other adjustments the Company believes are reasonable for the pro forma presentation.

In addition, the pro forma earnings exclude acquisition-related costs. The unaudited pro forma results do not reflect any cost savings or other synergies that may arise in the future.

	Pro Forma Three Months Ended September 30, 2019	Pro Forma Three Months Ended September 30, 2018	Pro Forma Nine Months Ended September 30, 2019	Pro Forma Nine Months Ended September 30, 2018
	(In thousands, except per share amount)

Revenues	$247,192	$293,266	$858,042	$790,653
Net income	$36,755	$54,242	$201,338	$92,037

Net income per share:
Basic	$0.15	$0.24	$0.93	$0.34
Diluted	$0.13	$0.19	$0.72	$0.33

Subsequent Event

On November 1, 2019, the Company acquired a privately-held limited liability company which owns oil and gas properties in North Louisiana that are prospective for Haynesville and Bossier shale development in exchange for 4,500,000 newly issued shares of common stock.  The properties acquired were producing 12 million cubic feet of natural gas and include approximately 3,000 net acres with 12.7 net future drilling locations.

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

In April 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties in McMullen, LaSalle, Frio, Atascosa, Wilson, and Karnes counties, Texas for $106.4 million. During the three and nine months ended September 30, 2018, the Company recognized a loss on sale of oil and gas properties of $35.4 million to reduce the carrying value of these assets held for sale to their fair value less costs to sell.

Results of operations for properties that were sold in 2018 were as follows:

	Predecessor
	For the Period from July 1, 2018 through August 13, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands)
Total oil and gas sales	$—	$17,747
Total operating expenses(1)	—	(6,134)
Operating income	$—	$11,613

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

Goodwill

The Company had goodwill of $350.2 million as of December 31, 2018 that was recorded in connection with the Jones Contribution. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct a review of goodwill annually and whenever indications of impairment exist.

During the three months ended September 30, 2019, the Company finalized the valuation of the Company's assets and liabilities in connection with the Jones Contribution, which reduced goodwill to $335.9 million as of September 30, 2019.

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

Lease costs recognized during the three months and nine months ended September 30, 2019 were as follows:

	Successor
	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In thousands)
Operating lease cost included in general and administrative expense	$411	$1,234
Operating lease cost included in lease operating expense	99	291
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	19,304	39,487
	$19,814	$41,012

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.5 million and $1.5 million for the three months and nine months ended September 30, 2019, respectively.

As of September 30, 2019, Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
October 1, 2019 to December 31, 2019	$1,997
2020	1,740
2021	390
Total lease payments	4,127
Imputed interest	(218)
Total lease liability	$3,909

The weighted average term of these operating leases was 2.2 years and the weighted average rate used in lease computations was 5.0%. As of September 30, 2019, the Company also had expected future payments for contracted drilling services through April 2020 of $30.6 million.

Accrued Expenses

Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following:

	Successor
	As of September 30, 2019	As of December 31, 2018
	(In thousands)
Accrued drilling costs	$64,838	$17,920
Accrued interest payable	30,681	35,461
Accrued transportation costs	18,686	4,632
Accrued transaction costs	15,475	—
Accrued lease operating expenses	13,577	2,130
Accrued employee compensation	8,476	6,045
Other	4,023	1,898
	$155,756	$68,086

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Successor		Predecessor
	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands)
Future abandonment costs — beginning of period	$5,136	$4,683	$10,407
Wells acquired	5,374	45	346
New wells drilled	256	10	17
Accretion expense	369	—	—
Liabilities settled and assets disposed of	(40)	—	(87)
Future abandonment costs — end of period	$11,095	$4,738	$10,683

Derivative Financial Instruments and Hedging Activities

All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes.  Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums.  The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract.

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. Basis swaps are tied to Henry Hub.  The Company had the following outstanding commodity-based derivative financial instruments, excluding basis swaps which are discussed separately below, at September 30, 2019:

	Future Production Period
	Three Months Ending December 31, 2019	Year Ending December 31, 2020	Year Ending December 31, 2021	Year Ending December 31, 2022	Total
Natural Gas Swap Contracts:
Volume (MMbtu)	41,818,281	99,144,209	20,908,140	10,950,000	172,820,630
Average Price per MMbtu	$2.85	$2.81	$2.87	$2.81	$2.83
Natural Gas 2-Way Collar Contracts:
Volume (MMbtu)	9,916,000	16,350,000	—	—	26,266,000
Price per MMbtu
Average Ceiling	$3.52	$3.46	—	—	$3.48
Average Floor	$2.39	$2.47	—	—	$2.44
Natural Gas 3-Way Collar Contracts:
Volume (MMbtu)	12,880,000	26,510,000	—	—	39,390,000
Price per MMbtu
Average Ceiling	$3.08	$2.99	—	—	$3.02
Average Floor	$2.79	$2.65	—	—	$2.69
Average Put	$2.41	$2.33	—	—	$2.36
Crude Oil Collar Contracts:
Volume (Barrels)	284,200	1,125,100	—	—	1,409,300
Price per Barrel			—	—
Average Ceiling	$65.63	$65.33	—	—	$65.39
Average Floor	$45.00	$48.48	—	—	$47.78

In addition to the swaps and collars above, at September 30, 2019, the Company had basis swap contracts that lock-in the differential between NYMEX Henry Hub and certain physical pricing indices.  These contracts settle monthly through December 2022 and include a total volume of 53,030,000 MMbtu.  The fair value of these contracts was a net asset of $3.2 million at September 30, 2019.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value
		(in thousands)
Successor Fair Value of Derivative Instruments as of September 30, 2019
Assets:
Natural gas price derivatives	Derivative Financial Instruments – current	$60,002
Oil price derivatives	Derivative Financial Instruments – current	2,275
		$62,277

Natural gas price derivatives	Derivative Financial Instruments – long-term	$21,118
Oil price derivatives	Derivative Financial Instruments – long-term	865
		$21,983

Successor Fair Value of Derivative Instruments as of December 31, 2018
Assets:
Natural gas price derivatives	Derivative Financial Instruments – current	$6,096
Oil price derivatives	Derivative Financial Instruments – current	9,305
		$15,401

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Successor		Predecessor	Successor		Predecessor
Gain/(Loss) Recognized in Earnings on Derivatives	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
			(In thousands)
Swaps	$19,398	$(166)	$(6)	$29,856	$(166)	$1,267
Collars	5,460	(1,849)	(77)	2,089	(1,849)	(386)
	$24,858	$(2,015)	$(83)	$31,945	$(2,015)	$881

Subsequent to September 30, 2019, the Company entered into natural gas swap contracts covering 80,000 MMbtu per day for calendar 2020 with a weighted average price of $2.54 per MMbtu.  These contracts contain a one-time option for the counterparty to extend the period to calendar 2021 in October 2020.  The Company also entered into additional natural gas swap contracts covering 20,000 MMbtu per day for calendar 2020 at $2.50 per MMbtu.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in  general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors.  Stock-based compensation was $1.1 million and $2.4 million for the three months and nine months ended September 30, 2019, respectively.  The Company recognized $0.3 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the Successor period August 14, 2018 through September 30, 2018 and $0.8 million during the Predecessor period July 1 through August 13, 2018 and $3.9 million during the Predecessor period January 1, 2018 through August 13, 2018.

During the period July 1, 2018 through August 13, 2018, the Predecessor Company granted 100,226 shares of restricted stock with a grant date fair value of $0.9 million, or $8.73 per share, to its independent directors. The change of control that occurred due to the Jones Contribution resulting in the vesting of all then outstanding restricted stock grants of 904,181 shares.

During the Successor period August 14, 2018 through September 30, 2018, the Company granted 422,545 shares of restricted stock with a grant date fair value of $3.7 million, or $8.70 per share, to its employees.  During the three months and nine months ended September 30, 2019 the Company granted 789,044 and 874,661 shares of restricted stock, respectively, with a grant date fair value of $4.3 million and $4.7 million, respectively, at a per share value of $5.51 per share and $5.40 per share, respectively, to its employees and directors.

As of September 30, 2019, Comstock had 1,131,918 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.15 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $6.5 million as of September 30, 2019 is expected to be recognized over a period of 2.4 years.

As of September 30, 2019, Comstock had 942,795 PSUs outstanding at a weighted average grant date fair value of $9.60 per unit. During the three and nine months ended September 30, 2019, the Company issued 618,672 PSUs with a grant date fair value of $7.85 per unit.  The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,885,590 shares of common stock. Total unrecognized compensation cost related to these grants of $7.3 million as of September 30, 2019 is expected to be recognized over a period of 2.5 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2019. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $97.8 million as of September 30, 2019 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

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

The following is an analysis of the consolidated income tax provision:

		Transition Period			Transition Period
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
			(In thousands)
Current - State	$72	$57	$(22)	$(22)	$57	$13
- Federal	—	—	—	—	—	—

Deferred - State	591	20	(309)	1,246	20	(1,360)
- Federal	3,184	3,863	936	13,959	3,863	2,412
	$3,847	$3,940	$605	$15,183	$3,940	$1,065

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months ended September 30,			Nine Months ended September 30,
		Transition Period			Transition Period
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
			(In thousands)
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Tax effect of:
State income taxes, net of federal benefit	(1.8)	2.0	4.5	—	2.0	3.9
Valuation allowance on deferred tax assets	4.5	(0.6)	(21.1)	2.3	(0.6)	(24.1)
Transaction costs	8.6	—	—	1.9	—	—
Nondeductible stock-based compensation	1.2	(0.2)	(0.7)	1.5	(0.2)	(0.7)
Other	2.7	—	(7.4)	—	—	(1.3)
Effective tax rate	36.2%	22.2%	(3.7)%	26.7%	22.2%	(1.2)%

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  The Company completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  During the current quarter, the Company received a $10.2 million refund for unused AMT credit carryforwards.  The Company had $10.2 million of unused credit carryforwards at September 30, 2019.

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

The common stock issued in connection with the Covey Park Acquisition did not trigger an ownership change under Section 382.

The Company's federal income tax returns for the years subsequent to December 31, 2015 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2012. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.  There are no financial assets or liabilities accounted for at fair value as of September 30, 2019 that are a Level 3 measurement.

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company’s financial instruments as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Commodity swaps, options and basis swaps(a)	$84,260	$84,260	$15,401	$15,401

(Liabilities):
Bank credit facility(b)	(1,265,000)	(1,265,000)	(450,000)	(450,000)
7.50% senior notes due 2025(c)	(450,703)	(503,125)	—	—
9.75% senior notes due 2026(c)	(819,277)	(709,750)	(817,066)	(720,375)

(a)

The Company's oil and nature gas swaps, options and basis swaps agreements and its natural gas price collars are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement.

(b)	The book value of our floating rate debt outstanding approximates fair value because of its floating rate structure.
(c)	The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2019, a Level 2 measurement.

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

Basic and diluted income (loss) per share were determined as follows:

	Successor			Successor			Predecessor
	Three Months Ended September 30, 2019			For the Period from August 14, 2018 through September 30, 2018			For the Period from July 1, 2018 through August 13, 2018
	Loss	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(1,337)			$13,823			$(16,865)
Income allocable to unvested restricted shares	—			(51)			—
Basic income (loss) attributable to common stock	(1,337)	171,487	$(0.01)	13,772	105,448	$0.13	(16,865)	15,468	$(1.09)
Dilutive effect of performance share units	—	—		—	15		—	—
Diluted income (loss) attributable to common stock	$(1,337)	171,487	$(0.01)	$13,772	105,463	$0.13	$(16,865)	15,468	$(1.09)

	Successor			Successor			Predecessor
	Nine Months Ended September 30, 2019			For the Period from August 14, 2018 through September 30, 2018			For the Period from January 1, 2018 through August 13, 2018
	Income	Shares	Per Share	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$33,645			$13,823			$(92,754)
Income allocable to unvested restricted shares	(141)			(51)			—
Basic income (loss) attributable to common stock	33,504	127,709	$0.26	13,772	105,448	$0.13	(92,754)	15,262	$(6.08)
Dilutive effect of performance share units	—	—		—	15		—	—
Diluted income (loss) attributable to common stock	$33,504	127,709	$0.26	$13,772	105,463	$0.13	$(92,754)	15,262	$(6.08)

Basic and diluted per share amounts are the same for the three months ended September 30, 2019 due to the net loss in that period.  Basic and diluted shares for the nine months ended September 30, 2019 are the same as there was no impact from the unvested restricted shares.  The impact from the convertible preferred stock was anti-dilutive for the three and nine months ended September 30.

At September 30, 2019 and December 31, 2018, 1,131,918 and 414,545 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
			(In thousands)
Unvested restricted stock	758	396	813	539	396	839

The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had been outstanding throughout the three months and nine months ended September 30, 2019.  For the three and nine months ended September 30, 2019, the preferred stock was antidilutive.  The preferred stock can be converted to common stock any time after July 16, 2020 at a conversion price of $4.00 per share, for a total of 96,250,000 shares of common stock.

All unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that would be dilutive in the computation of earnings per share were as follows:

	Successor	Successor	Predecessor	Successor	Successor	Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
			(In thousands except per share/unit data)
Weighted average PSUs	862	315	514	513	315	476
Weighted average grant date fair value per unit	$9.60	$12.93	$13.83	$9.60	$12.93	$13.83

Weighted average warrants for common stock	—	15	42	—	15	142
Weighted average exercise price per share	$—	$0.01	$0.01	$—	$0.01	$0.01

Weighted average contingently convertible shares	—	—	40,631	—	—	39,819
Weighted average conversion price per share	$—	$—	$12.32	$—	$—	$12.32

All warrants, PSUs and potentially dilutive shares from conversion of senior notes in the three months ended September 30, 2018 were anti-dilutive and excluded from the computation of loss per share.  PSUs were dilutive in the predecessor period from August 14, 2018 through September 30, 2018 and are included in the computation of diluted earnings per share.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

	Successor	Successor	Predecessor
	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
		(In thousands)
Cash payments for:
Interest	$110,820	$1,999	$36,187
Income taxes	$2	$—	$2

Non-cash investing activities include:
Increase in accrued capital expenditures	$46,918	$16,192	$12,937

Non-cash investing activities related to the Covey Park Acquisition include:
Issuance of common stock	$167,808	$—	$—
Issuance of Series A Convertible Preferred Stock	$200,000	$—	$—
Assumed 7½% senior notes	$446,625	$—	$—
Acquired working capital	$41,624	$—	$—

Interest paid in-kind related to the predecessor Company's convertible notes was $25.0 million during the period January 1, 2018 through August 13, 2018.

In connection with the Covey Park Acquisition, the Company issued 28.8 million shares of common stock and 210,000 shares of Series A Convertible Preferred with a redemption value of $210.0 million and a fair value of $200.0 million as non-cash consideration.  In addition, the Company assumed Covey Park's $625.0 million 7½% senior notes that were outstanding at closing.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted  The Company will assess the impact of ASU 2017-04 on its financial statements when it performs impairment assessments following adoption of this standard.  The Company has elected to not early adopt ASU 2017-04.

(2) LONG-TERM DEBT –

At September 30, 2019, long-term debt was comprised of the following:

(In thousands)

Bank Credit Facility:
Principal	$1,265,000
7½% Senior Notes due 2025:
Principal	625,000
Discount, net of amortization	(174,297)
9¾% Senior Notes due 2026:
Principal	$850,000
Discount, net of amortization	(30,723)
Debt issuance costs, net of amortization	(26,906)
$2,508,074

In connection with the Jones Contribution, the Company completed a series of refinancing transactions to retire all of its then-outstanding senior secured and unsecured notes.  On August 3, 2018, the Company issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on August 15, 2026.  As a part of the Covey Park Acquisition, the Company assumed Covey Park's $625.0 million 7½% senior notes that were outstanding.  The fair market value of the notes at the closing was $446.6 million.  Interest on the assumed notes is payable on May 15 and November 15 at an annual rate of 7½% and these notes mature on May 15, 2025.

On August 14, 2018, the Company entered into a bank credit facility with Bank of Montreal, as administrative agent, and the participating banks.  Concurrent with the closing of the Covey Park Acquisition, the Company amended and restated the bank credit facility and extended the maturity to July 16, 2024.  The credit facility is subject to a borrowing base, which is $1,575.0 million and is re-determined on a semi-annual basis and upon the occurrence of certain other events. The initial committed borrowing base was $1,500.0 million, of which $1,265.0 million of borrowings were outstanding as of September 30, 2019. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0.  The financial covenants are determined starting with the financial results for the three months ended December 31, 2019.  The Company was in compliance with the covenants as of September 30, 2019.

(3) PREFERRED STOCK –

In connection with the Covey Park Acquisition, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears.  At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of the Company's common stock at the then prevailing conversion rate.  The conversion price of the preferred stock is $4.00 per share of common stock, subject to adjustment pursuant to customary anti-dilution provisions.  The Company has the right to redeem the preferred stock at any time at face value plus accrued dividends.  The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.

(4) STOCKHOLDERS' EQUITY –

On July 16, 2019, the Company amended its Seconded Amended and Restated Articles of Incorporation to increase its authorized capital to 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share and 5,000,000 are preferred stock, $10.00 par value per share.

Warrants for 246,793 shares of common stock were exercised during the nine months ended September 30, 2018.  All warrants for common stock were either exercised or expired unused during 2018.

(5) Commitments and Contingencies –

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

(6) RELATED PARTY TRANSACTIONS –

In February 2019, Comstock sold certain leases covering 1,464 undeveloped net acres in Caddo Parish, Louisiana for $5.9 million to a partnership owned by the Company's majority stockholder.  The proceeds from the sale were used to fund the purchase of a like number of net acres from a third party for $5.9 million.  The acreage acquired was in part the acreage sold to the partnership or acreage in the same area.  The purchase price paid per net acre was determined by the price paid by the Company to the third party.  Comstock is also operating the drilling of six wells in South Texas that the Company does not have an interest in for another partnership owned by its majority stockholder.  As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells as well as customary drilling and operating overhead fees that it charges other working interest owners.  Comstock received $12.1 million and $13.7 million from the partnerships related to these wells for the three months and nine months ended September 30, 2019, respectively, and had a $13.6 million receivable from the partnerships at September 30, 2019.

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

We are presenting Successor Company's and Predecessor Company's results in Management's Discussion and Analysis of Results of Operations due to the business combination that we consummated on August 14, 2018 wherein we received certain oil and gas properties in the Bakken Shale in exchange for a controlling interest of our common stock to the Jones Partnerships.  The results of the Successor and the Predecessor are not comparable.  Due to the Covey Park Acquisition which closed on July 16, 2019, results for the three and nine months ended September 30, 2019 reflect only 77 days of operations for the properties acquired from Covey Park.  Our discussion of operating results does not focus on comparisons to prior periods due to the significance of the Jones Contribution and the Covey Park Acquisition.

Results of Operations

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (Mmcf)	97,236	14,098	11,876	171,313	14,098	55,240
Oil (Mbbls)	603	542	7	2,108	542	287
Natural gas equivalent (Mmcfe)	100,859	17,351	11,919	183,964	17,351	56,963
Revenues:
Natural gas sales	$193,506	$36,393	$32,089	$375,589	$36,393	$147,897
Oil sales	30,938	33,730	499	103,852	33,730	18,733
Total oil and gas sales	$224,444	$70,123	$32,588	$479,441	$70,123	$166,630
Expenses:
Production taxes	$6,966	$4,051	$707	$18,732	$4,051	$3,659
Gathering and transportation	$23,414	$3,450	$3,109	$41,346	$3,450	$11,841
Lease operating(1)	$29,111	$7,016	$3,418	$58,448	$7,016	$21,139
Depreciation, depletion and amortization	$80,247	$17,820	$14,082	$164,684	$17,820	$68,032
Average Sales Price:
Natural gas (per Mcf)	$1.99	$2.58	$2.70	$2.19	$2.58	$2.68
Oil (per Bbl)	$51.24	$62.21	$69.42	$49.26	$62.21	$65.23
Average equivalent (Mcfe)	$2.23	$4.04	$2.73	$2.61	$4.04	$2.93
Expenses ($ per Mcfe):
Production taxes	$0.07	$0.23	$0.06	$0.10	$0.23	$0.06
Gathering and transportation	$0.23	$0.20	$0.26	$0.22	$0.20	$0.21
Lease operating(1)	$0.29	$0.41	$0.29	$0.32	$0.41	$0.37
Depreciation, depletion and amortization(2)	$0.79	$1.02	$1.17	$0.89	$1.02	$1.18

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

During the three months ended September 30, 2019, we had $224.4 million in total oil and natural gas sales.  Our natural gas production of 97.2 Bcf (1.1 Bcf per day) was sold at an average price of $1.99 per Mcf. Oil production of 603,773 barrels (6,563 barrels per day) was sold at an average price of $51.24 per barrel.  Natural gas production is primarily from our Haynesville / Bossier shale properties which is the primary focus of our development drilling program.  Oil production in 2019 is primarily from our Bakken shale properties that were contributed to us in August 2018.

In the nine months ended September 30, 2019, we had $479.4 million in total oil and natural gas sales.   Natural gas production of 171.3 Bcf (628 MMcf per day) was sold at an average price of $2.19. Oil production of 2.1 million barrels (7,723 barrels per day) was sold at an average price of $49.26 per barrel.  During the successor period comprising 48 days from August 14, 2018 to September 30, 2018, we had $70.1 million in total oil and gas sales.  Natural gas production of 14.1 Bcf (294 MMcf per day) was sold at an average price of $2.58 per Mcf.  Oil production of 542,200 barrels (11,300 barrels per day) was sold at an average price of $62.21 per barrel.  During the predecessor period comprising 42 days from July 1, 2018 to August 13, 2018, we had $32.6 million in total oil and gas sales.  Natural gas production of 11.9 Bcf (270 MMcf per day) was sold at an average price of $2.70 per Mcf.

We utilize oil collars and natural gas price swaps and collars to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from July 1, 2018 through August 13, 2018	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.99	$2.58	$2.70	$2.19	$2.58	$2.68
Cash settlements of derivative financial instruments, per Mcf	0.27	0.01	0.03	0.20	0.01	0.05
Price per Mcf, including cash settlements of derivative financial instruments	$2.26	$2.59	$2.73	$2.39	$2.59	$2.73
Average Realized Oil Price:
Oil, per barrel	$51.24	$62.21	$69.42	$49.26	$62.21	$65.23
Cash settlements of derivative financial instruments, per barrel	0.03	—	—	0.18	—	—
Price per barrel, including cash settlements of derivative financial instruments	$51.27	$62.21	$69.42	$49.44	$62.21	$65.23

Costs and Expenses –

Our production taxes of $7.0 million for the three months ended September 30, 2019 were mainly comprised of $2.7 million on our oil production and $4.3 million on our natural gas production. Production taxes of $18.7 million for the first nine months of 2019 included $10.7 million of taxes on oil production and $8.0 million on our natural gas production.  Our production taxes of $4.1 million during the period August 14, 2018 through September 30, 2018 were mainly comprised of $3.2 million on our oil production and $0.9 million on our natural gas production.  Our production taxes of $0.7 million during the period July 1, 2018 through August 13, 2018 primarily relate to our natural gas production.

Gathering and transportation costs were $23.4 million and $41.3 million for the three months and nine months ended September 30, 2019, respectively.  These costs mainly reflect the transportation costs for our Haynesville/Bossier shale production to transport and treat that gas from the wellhead to a delivery point into a natural gas sales delivery point. Our Haynesville / Bossier production has increased substantially in 2019 due to our development drilling program coupled with the Covey Park Acquisition on July 16, 2019.  Gathering and transportation costs were $3.5 million and $3.1 million for the period August 14, 2018 through September 30, 2018 and the period July 1, 2018 through August 13, 2018, respectively.

For the three months ended September 30, 2019, our lease operating expenses of $29.1 million include $6.0 million related to our oil properties and $23.1 million related to our natural gas properties.  Our lease operating expense of $0.29 per Mcfe produced during this period reflects the average lifting cost of $6.74 per barrel of oil equivalent for our oil properties and $0.24 per Mcfe for our natural gas properties.  Our lease operating expense for the first nine months of 2019 of $58.4 million include $18.7 million related to our oil properties and $39.7 million related to our other properties.  Our lease operating expense of $0.32 per Mcfe produced during this period reflects the average lifting cost of $6.60 per barrel of oil equivalent for our oil properties and $0.24 per Mcfe for our natural gas properties. For the period August 14, 2018 through September 30, 2018, our lease operating expenses of $7.0 million primarily include $3.3 million related to our oil properties and $3.7 million related to our other properties.  Our lease operating expense of $0.41 per Mcfe produced during this period reflects the average lifting cost of $4.32 per barrel for our oil properties and $0.29 per Mcfe for our natural gas properties.  During the period July 1, 2018 through August 13, 2018, our lease operating expenses of $3.4 million ($0.29 per Mcfe) primarily relate to our natural gas production from the Haynesville shale.

Depreciation, depletion and amortization ("DD&A") expense was $80.2 million for the three months ended September 30, 2019 and $164.7 million for the nine months ended September 30, 2019.  The DD&A rate per Mcfe was $0.79 for the three months ended September 30, 2019 and $0.89 for the nine months ended September 30, 2019. The DD&A rate per Mcfe for the three months ended September 30, 2019 reflects the impact of the Covey Park Acquisition. DD&A of $17.8 million ($1.02 per Mcfe) during the period August 14, 2018 through September 30, 2018 reflects the combined rate for the Bakken Shale properties and for the value of our Haynesville/Bossier shale properties that was adjusted to fair value as part of our accounting for the Jones Contribution.  During the period July 1, 2018 through August 13, 2018, DD&A was $14.1 million or $1.17 per Mcfe.

General and administrative expenses, which are reported net of overhead reimbursements, were $8.1 million and $22.8 million, respectively, for the three months and nine months ended September 30, 2019. Included in general and administrative expense is stock-based compensation of $1.1 million and $2.4 million, respectively, in the three months and nine months ended September 30, 2019. General and administrative expenses were $3.3 million and $3.0 million for the period August 14, 2018 through September 30, 2018 and the period July 1, 2018 through August 13, 2018, respectively.  Included in general and administrative expense is stock-based compensation of $0.3 million and $0.8 million, respectively in these same periods.

In connection with the Covey Park Acquisition, we incurred $41.1 million of transaction costs during the nine months ended September 30, 2019.  Such costs were primarily related to advisory and legal fees, severance costs, and other change of control payments.

We use derivative financial instruments as part of our price risk management program to protect our capital investments.  During the three months and nine months ended September 30, 2019, we had net gains on derivatives of $24.9 million and $31.9 million, respectively.  Our realized net loss from our price risk management program were $2.0 million and $1.1 million for the three months and nine months ended September 30, 2018, respectively.

Interest expense of $51.0 million and $107.4 million for the three months and nine months ended September 30, 2019, respectively, included interest on our 7½% senior notes (the "2025 Notes"), our 9¾% senior notes (the "2026 Notes") and our bank credit facility.  Interest expense in the three and nine months ended September 30, 2019 includes $4.1 million for amortization of the discount on the 2025 Notes which were valued at 71% of their par value in connection with the Covey Park Acquisition.  Interest expense of $14.8 million for the period August 14, 2018 through September 30, 2018 includes interest on the 2026 Notes and our prior bank credit facility.  All of our other previously outstanding debt was retired on August 14, 2018.  Interest expense for the period July 1, 2018 through August 13, 2018 of $22.1 million reflects the higher interest rates and debt discount and debt cost amortization associated with our then outstanding debt.

Income taxes for the three months and nine months ended September 30, 2019 were a provision of $3.8 million and $15.2 million, respectively.  The effective tax rate was 36.2% and 26.7% for the three months and nine months ended September 30, 2019.  The effective rates for the three and nine months ended September 30, 2019 were impacted by the non-deductible portion of transaction costs incurred in connection with the Covey Park Acquisition.  Income taxes for the periods August 14, 2018 through September 30, 2018 and July 1, 2018 through August 13, 2018 were provisions of $3.9 million and $0.6 million, respectively.  The provision for income taxes for the period August 14, 2018 through September 30, 2018 reflects an effective tax rate of 22.2%.  The successor tax rate reflects a more normal effective tax rate following the recognition of the purchase price adjustments associated with the book-tax differences for the Comstock and Bakken Shale oil and natural gas properties.  Income taxes for the period July 1, 2018 through August 13, 2018 primarily reflect the effect of valuation allowances on our deferred tax assets.

We reported a net loss available to common stockholders of $1.3 million, or $0.01 per diluted share, for the three months ended September 30, 2019.  Our net income during this period includes income from operations of $76.4 million and gains on derivative financial instruments of $24.9 million, which were partially offset mainly by interest expense, transaction costs related to the Covey Park Acquisition and the provision for income taxes.  In the first nine months of 2019, we reported net income available to common stockholders of $33.6 million, or $0.26 per diluted share. Our net income during the first nine months of 2019 includes income from operations of $173.2 million and gains on derivative financial instruments of $31.9 million, which were partially offset by interest expense, transaction costs related to the Covey Park Acquisition and the provision for income taxes. We reported net income of $13.8 million, or $0.13 per diluted share, for the period August 14, 2018 through September 30, 2018.  Our net income during this period includes income from operations of $34.6 million, which was offset mainly by interest expense and the provision for income taxes.  We reported a net loss of $16.9 million or $1.09 per share during the period July 1, 2018 through August 13, 2018.  The loss during this period included operating income of $8.2 million which was offset by our interest expense and provision for income taxes.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales.  For the nine months ended September 30, 2019, our primary source of funds was $282.8 million in cash flow from operating activities, issuance of $475.0 million of equity securities and net borrowings under our bank credit facility of $815.0 million. For the period August 14, 2018 through September 30, 2018, our primary source of funds was operating cash flow and cash on hand.  Cash provided by operating activities during this period was $3.6 million.  Cash provided by operations for the period January 1, 2018 through August 13, 2018 was $85.7 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and natural gas properties and the repayment of our debt. In the nine months ended September 30, 2019, we spent $695.9 million in cash with respect to the Covey Park Acquisition and incurred capital expenditures of $355.6 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Successor		Predecessor
	Nine Months Ended September 30, 2019	For the Period from August 14, 2018 through September 30, 2018	For the Period from January 1, 2018 through August 13, 2018
	(In thousands)
Property acquisitions(1)	$2,055,623	$17,905	$39,323
Exploration and development:
Development leasehold(2)	6,713	475	2,848
Development drilling	342,665	49,019	90,840
Other development	6,218	7,810	13,871
Total capital expenditures	$355,596	$57,304	$107,559

(1)	The nine months ended September 30, 2019 property acquisitions include the allocated values of proved and unproved properties from the Covey Park Acquisition.
(2)	Net of acreage reimbursements

During the first nine months of 2019, we drilled 46 (29.4 net) wells and completed 41 (22.6 net) Haynesville/Bossier shale wells.  We also participated in the drilling and completion of four (2.2 net) wells on our Eagle Ford shale acreage in South Texas.  We expect to spend an additional $145.0 million in the remaining three months of 2019 to drill 26 (16.3 net) additional wells, to complete 30 (20.4 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow.  The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  As of September 30, 2019, we had ten drilling rigs under contract through April 2020 at a cost of $30.6 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

In connection with the Jones Contribution, we completed a series of refinancing transactions to retire all of our other then-outstanding senior secured and unsecured notes.  On August 3, 2018, we issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on August 15, 2026. As a part of the Covey Park Acquisition, we assumed Covey Park's $625.0 million 7½% senior notes that were outstanding.  Interest on the assumed notes is payable on May 15 and November 15 at an annual rate of 7½% and these notes mature on May 15, 2025.

On August 14, 2018, we entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the participating banks, which matured on August 14, 2023.  The bank credit facility was subject to a borrowing base of $700.0 million which was re-determined on a semi-annual basis and upon the occurrence of certain other events. Concurrent with the closing of the Covey Park Acquisition, the bank credit facility was amended and restated to provide for a $1.575 billion borrowing base which will be re-determined on a semi-annual basis and upon the occurrence of certain other events. The maturity date was extended to July 16, 2024.  The initial committed borrowing base was set at $1,500.0 million, of which $1,265.0 million of borrowings were outstanding as of September 30, 2019. Borrowings under the bank credit facility are secured by substantially all of the assets of our and our subsidiaries and bear interest at our option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0.  The financial covenants are determined starting with the financial results for the three months ended December 31, 2019.  We were in compliance with the covenants as of September 30, 2019.

As part of the financing of the Covey Park Acquisition, we issued $210.0 million face value of Series A Convertible Preferred Stock with a fair value of $200.0 and $175.0 million of newly issued Series B Convertible Preferred Stock.  Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of our common stock at the then prevailing conversion rate. The conversion price of the preferred stock is $4.00 per share of common stock, subject to adjustment pursuant to customary anti-dilution provisions. We have the right to redeem the preferred stock at any time at face value plus accrued dividends.

Federal Taxation

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later for amounts in excess of 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  We completed our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act as of December 31, 2018. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  During the current quarter, we received a $10.2 million refund for our unused AMT credit carryforwards.  An additional $10.2 million of refunds are due as of September 30, 2019.

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

The shares of our common stock issued in connection with the Covey Park Acquisition did not trigger another ownership change under Section 382.  As a result, no additional limits to NOL's are expected.

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

As of September 30, 2019, we had entered into natural gas price swap agreements to hedge approximately 172.8 billion cubic feet of our 2019 and 2020 production at an average price of $2.83 per MMbtu. We had also entered into natural gas two-way collars to hedge approximately 26.3 Bcf of natural gas with an average floor price of $2.44 per MMbtu and an average ceiling price of $3.48 per MMbtu.  We had also entered into natural gas three-way collars to hedge 39.4 Bcf of natural gas with an average floor price of $2.69 per MMbtu, an average ceiling price of $3.02 per MMbtu and an average put price of $2.36 per MMbtu. We also had oil collars to hedge 1,409,300 barrels with an average floor price of $47.78 per barrel and an average ceiling price of $65.39 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at September 30, 2019 would be $32.7 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended September 30, 2019 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $6.5 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.6 million.  Our natural gas two-way collars which cover the period October 1, 2019 through December 31, 2020 will result in natural gas prices on 26.3 Bcf of our future production to be subject to a floor price of $2.44 per MMbtu and an average ceiling price of $3.48 per MMbtu. Our natural gas three-way collars which cover the period October 1, 2019 through December 31, 2020 will result in natural gas prices on 39.4 Bcf of our future production to be subject to a floor price of $2.69 per MMbtu, an average ceiling price of $3.02 per MMbtu and an average put price of $2.36 per MMbtu. Our crude oil price collars which cover the period October 1, 2019 through December 31, 2020 will result in oil prices on 1,409,300 barrels of our future oil production to be subject to a floor price of $47.78 per barrel and an average ceiling price of $65.39 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At September 30, 2019, we had approximately $2.7 billion principal amount of long-term debt outstanding as compared to $1.3 billion as of September 30, 2018.  The 2026 Notes of $850.0 million bear interest at a fixed rate of 9¾%.  The 2025 Notes of $625.0 million bear interest at a fixed rate of 7½%. The fair market value of our 2026 Notes and 2025 Notes as of September 30, 2019 was $709.8 million and $503.1 million, respectively, based on the market price of approximately 84% and 81% of the face amount of such debt. At September 30, 2019, we had $1,265 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2019, a 100 basis point change in interest rates would change our successor period interest expense on our variable rate debt by approximately $12.6 million.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
4.1

Indenture dated as of August 3, 2018, by and between Comstock Escrow Corporation, as issuer, and American Stock Transfer & Trust Company LLC, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 3, 2018).

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

4.7

Indenture dated May 3, 2017 between Covey Park Energy LLC, Covey Park Finance Corp. and Wells Fargo Bank National Association, as Trustee, for the 7½% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q dated August 9, 2019).

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

COMSTOCK RESOURCES, INC.
Date: November 12, 2019	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: November 12, 2019	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)