Form 10-K
period 2019-12-31
COMSTOCK RESOURCES INC
filed 2020-03-02
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), was $83.2 million.

As of March 1, 2020, there were 190,004,776 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders

are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

"NGL" refers to natural gas liquids, which is composed exclusively of carbon and hydrogen.

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

PART I

ITEMS 1 and 2.   BUSINESS AND PROPERTIES

We are an independent energy company operating primarily in the Haynesville shale, a premier natural gas basin located in East Texas and North Louisiana with superior economics and geographical proximity to the Gulf Coast markets. As of December 31, 2019, 93% of our proved reserves were in the Haynesville and Bossier shale play and we are the largest producer of natural gas in that basin. We are focused on creating value through the development of our substantial inventory of highly economic and low-risk drilling opportunities in the Haynesville and Bossier shales. Our common stock is listed and traded on the New York Stock Exchange under the symbol "CRK".

On August 14, 2018, Arkoma Drilling, L.P. and Williston Drilling, L.P. (collectively, the "Jones Partnerships") contributed certain oil and gas properties in North Dakota and Montana in exchange for 88,571,429 newly issued shares of our common stock representing 84% of our then outstanding common stock (the "Jones Contribution"). The Jones Partnerships are wholly owned and controlled by Dallas businessman Jerry Jones and his children (collectively, the "Jones Group").  References to "Successor" or "Successor Company" relate to the operations of us and our subsidiaries (the "Company") subsequent to the Jones Contribution on August 13, 2018.  Reference to "Predecessor" or "Predecessor Company" relate to the operations of the Company on or prior to August 13, 2018.

On July 16, 2019, we acquired Covey Park Energy LLC ("Covey Park") in a cash and stock transaction valued at approximately $2.2 billion (the "Covey Park Acquisition"). Covey Park was a privately held Haynesville shale focused company producing approximately 710 Bcfe per day. The Covey Park Acquisition meaningfully increased our scale, more than doubling our asset base and created significant financial and operational efficiencies.

Our oil and gas operations are primarily concentrated in Louisiana, Texas and North Dakota. Our oil and natural gas properties are estimated to have proved reserves of 5.4 Tcfe with an SEC PV 10 Value of $3.3 billion as of December 31, 2019. Our proved oil and natural gas reserve base is 98% natural gas and 2% oil and was 36% developed as of December 31, 2019, and our properties have an average reserve life of approximately 18 years.

Our proved reserves at December 31, 2019 and our average daily production for the three months ended December 31, 2019 are summarized below. We are presenting the three months ended December 31, 2019 production as it represents our first full quarter that includes the Covey Park Acquisition:

				Production
	Proved Reserves at December 31, 2019			Three Months Ended December 31, 2019
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
	(MMBbls)	(Bcf)(1)	(Bcfe)(1)	(MBbls/d)	(MMcf/d)(1)	(MMcfe/d)(1)
Haynesville/Bossier Shale	—	5,068.2	5,068.8	0.1	1,253.6	1,253.8
Bakken Shale	14.7	48.5	136.9	5.2	16.6	47.8
Other	2.0	224.8	236.3	1.0	50.7	56.9
Total	16.7	5,341.5	5,442.0	6.3	1,320.9	1,358.5

_____________

(1)

Natural gas volumes include NGLs. Oil and NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of oil or NGLs for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

Strengths

High Quality Properties. As of December 31, 2019, we have accumulated 389,247 acres (308,664 net to us) in the Haynesville and Bossier shale plays, located in the North Louisiana and Texas. Approximately 95% of our Haynesville/Bossier shale net acreage is held-by-production and our Haynesville/Bossier shale properties have extensive development and exploration potential. Advances in drilling and completion technology have allowed us to increase the reserves recovered through longer horizontal lateral length and substantially larger well stimulation.  As a result of the improved economic returns, we have focused our development activities primarily on drilling Haynesville and Bossier horizontal wells in recent years.

Our Haynesville and Bossier shale positions in North Louisiana and East Texas are located in one of the premier North American natural gas shale plays and have access to the Gulf Coast market demand related to LNG exports and the petrochemical industry due to its geographic proximity. We believe we are well positioned for future growth due to the following:

•

De-risked, contiguous and prolific oil and natural gas resources. The Haynesville and Bossier shale plays have been substantially delineated since 2008 through the drilling of over 4,100 horizontal wells. We believe that these shale plays represent some of the most consistent and prolific natural gas development drilling opportunities in North America.

•

Management and operating team with extensive experience in developing the Haynesville and Bossier shale plays. We were among the first exploration and production companies to effectively apply horizontal drilling techniques in the Haynesville and Bossier shales beginning in 2007. Since then, our management and operating team initiated a drilling program in the Haynesville and Bossier shales in 2015 based on a new, enhanced completion well design that significantly improved the economics of these wells in comparison to the 189 wells we drilled from 2008 to 2013. When combining our historical activity with Covey Park, we have drilled 217 (171.6 net to us) operated wells between 2015 and 2019, more wells than any other operator targeting the Haynesville or Bossier shale. These wells had an average per well initial production rate of 23 MMcf per day.

•

Attractive economic returns. The Haynesville and Bossier shales offer highly economic and low-risk drilling opportunities through application of advanced drilling and completion technologies, including the use of longer laterals, and high intensity fracture stimulation using tighter frac stages and higher proppant loading. Our management and operating team has been instrumental in developing and optimizing some of the most effective completion techniques in the Haynesville and Bossier shales and such completion techniques have resulted in a material improvement in initial production rates and recoverable reserves, which has resulted in some of the highest single well rates of return when compared to results from other natural gas basins in North America.

•

Proximity to premium natural gas markets.  Our natural gas production benefits from the strong regional Gulf Coast demand growth driven by a substantial increase in LNG exports, exports to Mexico and new or expanded petrochemical facilities. Producers, such as us, with access to the Gulf Coast natural gas markets are receiving higher net realized prices than most producers in other regions. We are also able to realize higher margins due to our ability to access the extensive midstream infrastructure at attractive rates and lack of above-market midstream commitments.

Value-Added Acquisitions. We closed the Covey Park Acquisition in July 2019 for $2.2 billion. The acquisition included approximately 249,000 net acres and 2.9 Bcfe of proved reserves. The Covey Park Acquisition added over 710 Bcfe per day of production and approximately 1,200 future drilling locations. In November 2019, we acquired a private company for $42.3 million in an all-stock transaction, which included approximately 3,155 net acres, 75 (20.1 net to us) producing wells and 44 (12.7 net to us) Haynesville/Bossier shale future drilling locations.

Successful Drilling Program. We spent $510.5 million on development activities in 2019, with $485.4 million on development activity in the Haynesville and Bossier shale.  We spent $468.5 million on drilling and completing horizontal Haynesville and Bossier shale wells and an additional $16.9 million on other development activity.  We drilled 82 (51.1 net) horizontal Haynesville and Bossier wells in 2019, which had an average lateral length of approximately 8,100 feet.  We also completed 19 (7.3 net) wells that were drilled in 2018.  Fifty (36.0 net) of the wells drilled in 2019 were also completed in 2019.  We expect that the remaining 32 (15.1 net) wells will be completed in 2020.  Our natural gas drilling program in 2019, combined with the Covey Park Acquisition was the major driver for the increase in our natural gas production of 192% over 2018 and contributed to the 132% growth we had in our natural gas reserves from 2018.  We also incurred $25.1 million of development costs on our other properties, primarily on completing four (2.2 net to us) Eagle Ford shale wells.

Efficient Operator. We operated 92% of our proved reserve base as of December 31, 2019. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

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

	Haynesville Shale
Horizontal	Operated		Non-Operated		Total
Lateral Length	(Gross)	(Net)	(Gross)	(Net)	(Gross)	(Net)
Less than 5,000 feet	373	289.2	660	85.9	1,033	375.1
5,000 feet to 8,000 feet	559	416.8	121	17.2	680	434.0
Greater than 8,000 feet	515	375.3	204	24.7	719	400.0
	1,447	1,081.3	985	127.8	2,432	1,209.1

	Bossier Shale
Horizontal	Operated		Non-Operated		Total
Lateral Length	(Gross)	(Net)	(Gross)	(Net)	(Gross)	(Net)
Less than 5,000 feet	212	156.5	312	33.8	524	190.3
5,000 feet to 8,000 feet	377	287.7	72	7.4	449	295.1
Greater than 8,000 feet	359	283.2	82	5.7	441	288.9
	948	727.4	466	46.9	1,414	774.3
Total	2,395	1,808.7	1,451	174.7	3,846	1,983.4

We have 21,482 (9,452 net to us) undeveloped acres prospective for development in the oil window of the Eagle Ford shale in South Texas.  We have entered into a joint development venture with our acreage and have the opportunity to participate in the drilling of 225 (126.0 net to us) wells. During 2019, we participated in four (2.2 net) wells in the joint venture. Since much of our net acreage is held by production, we have the ability to allocate capital among projects in a manner that optimizes both costs and returns, resulting in a highly efficient drilling program. We intend to manage the selection of drilling locations and the timing of development and associated capital expenditures in order to economically grow our cash flow, production and reserves while funding our capital expenditures with operating cash flow.

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

•	Maintain disciplined financial strategy. We intend to maintain a conservative operating plan in 2020 targeting lower leverage and generating free cash flow.

•

Manage commodity price exposure through an active hedging program to protect our expected future cash flows. We expect to maintain an active oil and natural gas price hedging program designed to mitigate volatility in oil and natural gas prices and to protect a portion of our expected future cash flows.

Primary Operating Areas

The following table summarizes the estimated proved oil and natural gas reserves as of December 31, 2019:

	Oil	Natural Gas	Total	PV 10 Value
	(MBbls)	(MMcf)(1)	(MMcfe)(1)	(000's)(2)
Haynesville/Bossier Shale	86	5,068,248	5,068,765	$2,881,971
Bakken Shale	14,737	48,468	136,891	259,678
Other	1,924	224,781	236,328	110,186
Total	16,747	5,341,497	5,441,984	$3,251,835

                        ____________

(1)

Natural gas volumes include NGLs. Oil and NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of oil or NGLs for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

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

Haynesville/Bossier Shale

Approximately 93%, or 5.1 Tcfe of our proved reserves, are located in the Haynesville and Bossier shales in East Texas and North Louisiana, where we own interests in 1,104 producing wells (609.6 net to us). We operate 676 of these wells. The wells produce from the Bossier shale at depths of 10,500 to 12,100 feet and from the Haynesville shale at depths from 10,500 to 12,950 feet.  Our production from the Haynesville and Bossier shale averaged 756 MMcfe of natural gas per day in 2019. We spent $468.5 million in 2019 drilling 82 wells (51.1 net to us) and completing 19 (7.3 net) wells that were drilled in 2018.  We spent $9.3 million on other development activity in this region in 2019. We currently plan to spend approximately $421.0 million in 2020 to drill 46 (34.3 net to us) wells and to complete an additional 18 (12.6 net to us) wells we drilled in 2019.

Bakken Shale

Approximately 3% (23 MMBOE) of our proved reserves are located in North Dakota and Montana, where we own interests in 429 producing wells (66.8 net to us) which produce from the Bakken shale. The Bakken shale proved reserves are 65% oil and represent 8% of our PV 10 Value.  We acquired 403 non-operated wells (60.3 net to us) in the Bakken shale with the Jones Contribution. Net daily production rates from our Bakken shale properties averaged 6,754 barrels of oil and 16.7 MMcf of natural gas per day in 2019.

  Other Regions

Approximately 1.9 MMBOE of our proved reserves are located in South Texas that are prospective for production from the Eagle Ford shale.  The Eagle Ford shale is found between 7,500 feet and 11,500 feet across our acreage position.  We have 21,482 (9,452 net to us) undeveloped acres that are subject to a joint development agreement under which we have the opportunity to participate in up to 225 wells (126.0 net to us) in the future.  During 2019, we participated in four (2.2 net to us) wells in the joint venture.

Approximately 39 Bcfe of our proved reserves, are located primarily in the Cotton Valley formations in East Texas and North Louisiana, where we own interests in 911 producing wells (598.4 net to us). These wells produce from multiple sands at a depth of 8,000 to 10,000 feet.  We operate 645 of these wells.  Our Cotton Valley wells averaged 11.4 MMcf of natural gas per day and 110 barrels of oil per day in 2019.

Our remaining proved reserves in other regions are located primarily in Texas, the Mid-Continent region and New Mexico.  We own interests in 352 producing wells (133.8 net to us) within these regions.  Net daily production from our other regions during 2019 totaled 17.9 MMcf of natural gas and 43 barrels of oil or 18 MMcfe per day.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves as of December 31, 2019:

	Oil	Natural Gas	Total	PV 10 Value
	(MBbls)	(MMcf)(1)	(MMcfe)(1)	(000's)(2)
Proved Developed:
Producing	15,076	1,858,063	1,948,521	$2,091,442
Non-producing	28	32,294	32,462	10,677
Total Proved Developed	15,104	1,890,357	1,980,983	2,102,119
Proved Undeveloped	1,643	3,451,140	3,461,001	1,149,716
Total Proved	16,747	5,341,497	5,441,984	3,251,835
Discounted Future Income Taxes				(338,624)
Standardized Measure of Discounted Cash Flows				$2,913,211

_______

(1)

Natural gas volumes include NGLs. Oil and NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of oil or NGLs for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of oil and natural gas prices.

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

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2017		2018		2019
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)(1)
Proved Developed	7,552	436,114	21,466	583,107	15,104	1,890,357
Proved Undeveloped	—	680,842	2,146	1,699,651	1,643	3,451,140
Total Proved Reserves	7,552	1,116,956	23,612	2,282,758	16,747	5,341,497

_______

(1)       Natural gas volumes include NGLs. NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of NGLs for six Mcf of natural gas based upon the approximate relative energy content.

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

The average prices that we realized from sales of oil and natural gas and the associated lifting costs including severance and ad valorem taxes and transportation costs for each of the last three fiscal years were as follows:

	Predecessor		Successor
	Years Ended December 31, 2017	Period from January 1, 2018 through August 13, 2018	Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
Oil Price - $/Bbl	$49.02	$65.23	$57.34	$49.49
Natural Gas Price - $/Mcf	$2.84	$2.68	$3.20	$2.17
Lifting Costs - $/Mcfe	$0.77	$0.64	$0.79	$0.61

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

	Oil Price	Natural Gas Price
Year	(per Bbl)	(per Mcf)
2017	$48.71	$2.88
2018	$61.21	$2.90
2019	$55.69	$2.58

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

As of December 31, 2019, our proved undeveloped reserves were comprised of 1.6 million barrels of oil and 3.5 Tcf of natural gas consisting of 592 undeveloped locations. We had proved undeveloped oil reserves of 1.2 million barrels associated with our Eagle Ford shale properties and 0.4 million barrels associated with our Bakken shale properties.  Most of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shale properties where our drilling program in 2019 was focused.  Our natural gas proved undeveloped reserves increased by 1.7 Tcf during 2019.  This increase was primarily related to the acquisitions including reserve additions associated with the Covey Park Acquisition of 1.9 Bcfe that were partially offset by 0.2 Bcfe of proved undeveloped conversions.  During 2019, 34 proved undeveloped locations of the Haynesville shale wells were converted to proved developed. An additional four undeveloped oil locations were also converted.

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

The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2017, 2018 and 2019:

	Proved Undeveloped Reserves
	2017		2018		2019
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Beginning Balance	—	550,941	—	680,842	2,146	1,699,651
Bakken Shale Contribution	—	—	502	1,061	—	—
Divestitures	—	(5,264)	(4,002)	(74,297)	—	(25,179)
Acquisitions	—	—	—	204,414	—	1,853,820
Extension & Discoveries	—	220,048	5,646	952,152	—	—
Conversion from Undeveloped to Developed	—	(103,506)	—	(128,692)	(247)	(188,894)
Revisions	—	18,623	—	64,171	(256)	111,742
Total Change	—	129,901	2,146	1,018,809	(503)	1,751,489
Ending Balance	—	680,842	2,146	1,699,651	1,643	3,451,140

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2017		2018		2019
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Year ended December 31,	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)
2018	—	166,801	—	—	—	—
2019	—	140,953	966	214,481	—	—
2020	—	156,568	147	385,209	58	363,900
2021	—	119,640	378	487,265	1,327	578,067
2022	—	96,880	190	368,696	122	795,598
2023	—	—	465	244,000	136	956,162
2024	—	—	—	—	—	757,413
Total	—	680,842	2,146	1,699,651	1,643	3,451,140

The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2017, 2018 and 2019:

	Future Development Costs
	Total Proved Undeveloped Reserves
	2017	2018	2019
Year ended December 31,	(in millions)
2018	$149.1	$—	$—
2019	123.7	193.4	—
2020	138.4	364.3	286.9
2021	116.2	516.9	566.6
2022	89.9	431.6	758.6
2023	—	276.4	918.7
2024	—	—	640.6
Total	$617.3	$1,782.6	$3,171.4

The following table presents the changes in our estimated future development costs for the years ended December 31, 2018 and 2019:

(in millions)
Total as of December 31, 2017	$617.3
Development Costs Incurred	(103.1)
Asset Disposals	(124.8)
Jones Contribution	9.2
Asset Acquisitions	184.1
Additions and Revisions	1,199.9
Total Changes	1,165.3
Total as of December 31, 2018	1,782.6
Development Costs Incurred	(311.3)
Asset Disposals	(16.0)
Asset Acquisitions	1,573.7
Additions and Revisions	142.4
Total Changes	1,388.8
Total as of December 31, 2019	$3,171.4

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2019 of $3.2 billion increased by $1.4 billion from our estimated future capital costs of $1.8 billion as of December 31, 2018.  This increase was primarily attributable to future development costs related to the proved undeveloped Haynesville and Bossier shale locations from the Covey Park Acquisition and another acquisition during 2019.  As of December 31, 2019, our future capital costs include $3.1 billion to develop our Haynesville/Bossier shale properties and $70.4 million to develop our other properties.

We incurred approximately $103.1 million during 2018 in development costs related to proved undeveloped reserves.  Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2018 of $1.8 billion increased by $1.2 billion from our estimated future capital costs of $0.6 billion as of December 31, 2017.  This increase was primarily attributable to the inclusion of 216 additional proved undeveloped locations at December 31, 2018.

Proved reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We retained two independent petroleum consultants to conduct audits of our year-end 2019 reserve estimates. Netherland, Sewell & Associates, Inc. ("NSAI") audited our Haynesville and Bossier shale properties and Lee Keeling and Associates, Inc. ("LKA")

audited our Bakken and Eagle Ford shale properties and other properties. The audited values of PV 10 Value was $2.9 billion by NSAI and $356.6 million by LKA, representing, in the aggregate, 100% of our total PV 10 Value as of December 31, 2019. The purpose of these audits was to provide additional assurance on the reasonableness of internally prepared reserve estimates. These engineering firms were selected for their geographic expertise and their historical experience.

The summary reserve reports prepared by our independent petroleum consultants are included as an exhibit to this report. The technical person at each independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The reserve auditor estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 10% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of our auditor and some may be less than the estimates of the reserve auditors. When such differences do not exceed 10% in the aggregate, our reserve auditors are satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion.  Remaining differences are not resolved due to the limited cost benefit of continuing such analysis. Actual variances for the year ended December 31, 2019 between our reserve estimates and the aggregate estimates of our independent petroleum consultants were less than 5%. During the year, our reserves group also performs separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

We have established, and maintain, internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC.  These internal controls include documented process workflows, employing qualified engineering and geological personnel, and on-going education for personnel involved in our reserves estimation process. Our internal audit function routinely tests our processes and controls. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultants to review properties and discuss methods and assumptions. We provide historical information to our consultants for our largest producing properties such as ownership interest, natural gas, NGLs and oil production, well test data, commodity prices and operating and development costs. Our consultants perform an independent analysis and differences are reviewed with our Senior Vice President of Corporate Development. In some cases, additional meetings are held to review identified reserve differences.

All of our reserve estimates are reviewed with our executive management and ultimately approved by our Senior Vice President of Corporate Development, David J. Terry. Mr. Terry holds a Bachelor of Science degree in Petroleum Engineering from the Louisiana State University and has more than fifteen years of engineering experience in the oil and gas industry.

We did not provide estimates of total proved oil and natural gas reserves during the three year period ended December 31, 2019 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2019, we drilled development and exploratory wells as set forth in the table below:

	2017		2018		2019
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	4	2.2
Gas	30	15.7	49	17.0	82	51.1
Dry	—	—	—	—	—	—
	30	15.7	49	17.0	86	53.3
Exploratory:
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
Total	30	15.7	49	17.0	86	53.3

In 2020 to the date of this report, we have drilled eight (5.5 net to us) operated wells and we have seven (5.1 net to us) operated wells currently in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2019:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	14	3.6	1,187	593.9
Montana	1	0.2	—	—
New Mexico	1	—	88	13.6
North Dakota	428	66.6	—	—
Oklahoma	6	0.6	99	8.9
Texas	16	7.5	934	714.0
Wyoming	—	—	26	1.9
Total	466	78.5	2,334	1,332.3

We operate 1,430 of the 2,800 producing wells presented in the above table. As of December 31, 2019, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2019, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	216,718	156,089	29,735	21,230
New Mexico	12,757	2,739	—	—
Oklahoma	26,080	3,382	—	—
Texas	179,367	134,427	99,525	63,914
Wyoming	13,440	927	—	—
Total	448,362	297,564	129,260	85,144

Our undeveloped acreage expires as follows:

Expires in 2020	4%
Expires in 2021	2%
Expires in 2022	2%
Thereafter	92%
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

Our oil production is currently sold under short-term contracts with a duration of six months or less. The contracts require the purchasers to purchase the amount of oil production that is available at prices tied to the spot oil markets. Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. We target selling approximately 70% of our natural gas on first of month index price, with the remaining 30% on spot market pricing. The percentage of natural gas sold on spot market pricing can be impacted when new wells commence production as such production is typically sold on spot market pricing during the month the well is first brought on line. Shell Oil Company and its subsidiaries, CIMA Energy, and Enterprise Products Operating and its subsidiaries, accounted for 19%, 16%, and 12%, respectively, of our total 2019 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We currently have agreements with two major natural gas marketing companies to provide us with firm transportation for an average of approximately 110,000 MMBtu per day for our natural gas production on the long-haul pipelines, which expire in October 2021. In October 2019, we entered into a firm transportation contract with a major natural gas marketing company as an anchor shipper for 400,000 MMBtu per day for our North Louisiana natural gas production. We expect deliveries under this commitment to commence in October 2021. The term of the firm transportation contract is ten years from commencement upon completion of construction.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon "cap and trade" programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. The Trump Administration and Congress have made certain changes to applicable regulations, but the changes could be reversed or otherwise altered by a new administration. There are also costs associated with responding to changing regulations and policies, whether such regulations are more or less stringent.  As such, there can be no assurance that material cost and liabilities will not be incurred in the future.

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

Our operations are also subject to the Clean Air Act, or "CAA", and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. On April 17, 2012, the U. S. Environmental Protection Agency or "EPA" promulgated new emission standards for the oil and gas industry. These rules require a nearly 95 percent reduction in volatile organic compounds ("VOCs") emitted from hydraulically fractured gas wells by January 1, 2015. This significant reduction in emissions is to be accomplished primarily through the use of "green completions" (i.e., capturing natural gas that currently escapes to the air). These rules also have notification and reporting requirements.  In 2014, EPA revised the emission requirements for storage tanks emitting certain levels of VOCs requiring a 95% reduction of VOC emissions by April 15, 2014 and April 15, 2015 (depending upon the date of construction of the storage tank).  In 2016, EPA finalized regulations that required further reductions specifically regarding methane emissions. However, on September 24, 2019, EPA proposed amendments to the 2012 and 2016 rules. The proposed amendments would remove certain sources from regulation for VOCs, greenhouse gases and methane emissions. Although the proposed changes are described by EPA as reducing the regulatory burden on the oil and natural gas industry, these rules have not been finalized and their impact to our operations are difficult to predict. Nevertheless, there are costs associated with following the status and impacts of these changes, and implementing any changes as they become effective.  However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

State and federal regulatory agencies recently have focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Arkansas, California, Colorado, Illinois, Kansas, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In 2015, the United States Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas.  In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Also, the EPA may develop rules to specifically address the disposal of wastewater from oil and gas development and the potential for induced seismicity from wastewater injection.  Future regulatory developments could adversely affect our operations by placing restrictions on the use of injection wells and hydraulic fracturing and/or causing us to incur increased operating expenses.

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

The U.S. has not passed legislation to expressly address GHGs; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities.  States in which we operate may also require permits and reductions in GHG emissions.  Additionally, the EPA published a set of final rules in 2016 that require reductions in VOC and methane generation from new sources. A portion of these rules were revised in 2018. In September 2019, EPA announced proposed rules to remove certain sources from regulation for VOCs, greenhouse gases, and methane emissions. Additional changes may still be forthcoming.  Similarly, the Bureau of Land Management ("BLM") has proposed to suspend and revise a 2016 rule relating to methane venting, flaring, and leaks from oil and gas production on public lands that was being challenged by multiple western states and energy companies.  In September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. The 2018 rule is being challenged in federal court.  Since all of our oil and natural gas production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years.  The United States signed the Paris Agreement on April 22, 2016; however, the United States provided notice on November 4, 2019 of its intent to withdraw from the Paris Agreement. Without further action, the withdrawal will become effective one year later. A new administration may change this outcome. It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet at a monthly rate of $129,998. This lease expires on December 31, 2021. In connection with the Covey Park Acquisition, we assumed an office lease in Dallas, Texas which expires in September 2022. We also own production offices and pipe yard facilities near Carthage, Franklin, Greenwood, Nacogdoches and Marshall, Texas and Bossier City, Grand Cane, Homer and Logansport, Louisiana.

Employees

As of December 31, 2019, we had 207 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	64
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	59
Daniel S. Harrison	Chief Operating Officer	56
David J. Terry	Senior Vice President of Corporate Development	39
Patrick H. McGough	Vice President of Operations	39
Ronald E. Mills	Vice President of Finance and Investor Relations	48
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	59
Russell W. Romoser	Vice President of Reservoir Engineering	68
LaRae L. Sanders	Vice President of Land	57
Whitney H. Ward	Vice President of Marketing	35
Mark E.Wilson	Vice President of Financial Reporting	60
Elizabeth B. Davis	Director	57
Morris E. Foster	Director	77
John D. Jacobi	Director	65
Jordan T. Marye	Director	39
Jim L. Turner	Director	74

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

Roland O. Burns has been our President since 2013, Chief Financial Officer since 1990, Secretary since 1991 and a director since 1999. Mr. Burns served as our Senior Vice President from 1994 to 2013 and Treasurer from 1990 to 2013. From 1982 to 1990, Mr. Burns was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm's oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant. Mr. Burns also serves on the Board of Directors and the audit committee of the University of Mississippi Foundation.

Daniel S. Harrison became our Chief Operating Officer in July 2019 and served as Vice President of Operations since 2017.  Mr. Harrison has been with us since 2008 and served in various engineering and operations management positions of increasing responsibility during that time. Prior to joining us, Mr. Harrison was an operations engineer at Cimarex Energy Company from 2005 to 2008. Prior to 2005 he worked in various petroleum engineering operations management positions for several independent oil and gas exploration and development companies. Mr. Harrison received a B.S. Degree in Petroleum Engineering from the Louisiana State University in 1985.

David J. Terry became our Senior Vice President of Corporate Development in July 2019 concurrently with the closing of the Covey Park Acquisition.  In this role, Mr. Terry is responsible for driving our long-term strategy for acquisitions and development, reserves and midstream. Prior to co-founding Covey Park, Mr. Terry held significant roles in operations and business development at EXCO

Resources, Inc. and Winchester Production. Mr. Terry received a Bachelor of Science in Petroleum Engineering from Louisiana State University in 2005 and is involved with the SPE and ADAM Energy Forum.

Patrick H. McGough became our Vice President of Operations in July 2019 following the Covey Park Acquisition.  He joined Covey Park in August 2018 as the Vice President of Operations, where he was responsible for drilling, completion, and production operations and engineering.  Prior to his time at Covey Park, Mr. McGough held significant roles as a drilling, completion, and production engineer at Brammer Engineering. Mr. McGough received a Bachelor of Science in Chemical Engineering from Louisiana Tech University in 2003 and an MBA from Centenary College of Louisiana in 2010.

Ronald E. Mills became our Vice President of Finance and Investor Relations in August 2019. Prior to joining us, Mr. Mills was an Equity Member and Senior Analyst responsible for covering small and mid-cap domestic exploration and production companies at Johnson Rice & Company LLC. Mr. Mills held progressive roles of responsibility since joining Johnson Rice in August 1995. Mr. Mills earned his Bachelor of Arts in Economics and Master of Business Administration from Tulane University in 1994 and 1995, respectively.

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

Russell W. Romoser has been our Vice President of Reservoir Engineering since 2012. Mr. Romoser has over 40 years of experience as a reservoir engineer both with industry and with a petroleum engineering consulting firm. Prior to joining us, Mr. Romoser served eleven years as the Acquisitions Engineering Manager for EXCO Resources, Inc. Mr. Romoser received a B.S. Degree in Petroleum Engineering in 1975 and a Master's degree in Petroleum Engineering in 1976 from the University of Texas and is a Registered Professional Engineer in Oklahoma and Texas.

LaRae L. Sanders has been our Vice President of Land since 2014.  Ms. Sanders has been with us since 1995.  She has served as Land Manager since 2007, and has been instrumental in all of our active development programs and major acquisitions.  Prior to joining us, Ms. Sanders held positions with Bridge Oil Company and Kaiser-Francis Oil Company, as well as other independent exploration and production companies.  Ms. Sanders is a Certified Professional Landman with 37 years of experience.  She became the nation's first Certified Professional Lease and Title Analyst in 1990.

Whitney H. Ward became our Vice President of Marketing in July 2019 concurrently with the closing of the Covey Park Acquisition, where she also served as Vice President of Marketing. She joined Covey Park in 2014, and started the marketing department. Prior to joining Covey Park, Ms. Ward held various positions in the marketing department at EXCO Resources, Inc. from 2007 through 2014. She earned her Bachelor's degree in Communication Studies from The University of Texas at Austin in 2007.

Mark E. Wilson became our Vice President of Financial Reporting in July 2019 upon closing of the Covey Park Acquisition, where he served as Senior Vice President & Chief Accounting Officer since May 2017. Prior to joining Covey Park, Mr. Wilson was an independent consultant in the E&P sector, working with clients on IPO readiness and accounting efficiencies. Over the course of his career, Mr. Wilson has held various roles of responsibility in both private and public E&P companies, including

Vice President and Chief Accounting Officer of Petro Harvester between 2013 and 2015 and EXCO Resources, Inc. from 2005 through 2013. Mr. Wilson also served as Chief Financial Officer of Epoch Investment Partners, a registered investment adviser from 2000 through 2005. He earned his Bachelor's degree in Accounting from Eastern New Mexico University in 1980, is a Certified Public Accountant and serves as a member of the Board of Directors of Professional Development Institute, a not-for-profit affiliate of the University of North Texas.

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

John D. Jacobi became a director in July 2019 upon closing of the Covey Park Acquisition. Mr. Jacobi served as Co-CEO of Covey Park since its inception in June 2013. From 1999 through June 2013, he served as Vice President of Business Development and Marketing at EXCO Resources, Inc. In 1991, he co-founded Jacobi-Johnson Energy, Inc., an independent oil and natural gas producer, and served as its President, focusing on acquisitions in the Ark-La-Tex and Gulf Coast Basins before it was sold to EXCO Resources, Inc. in 1998. Mr. Jacobi began his full-time employment in the energy business in 1981 working for Woolf & Magee, Inc., a drilling, exploration and production company.

Jordan T. Marye became a director in July 2019 upon closing of the Covey Park Acquisition. He joined Denham Capital in 2006 and is currently a Managing Partner of Denham Capital Management where he leads the firm's Oil & Gas investment effort. Prior to joining Denham, Mr. Marye worked in the Global Energy Group of UBS Investment Bank and the Energy Practice of Huron Consulting Group. He currently serves on the Board of Directors of multiple Denham portfolio companies/investments including Comstock, Fairway Resources III, Clear Creek Resource Partners, Spire HoldCo, Atlantic Resources I & II, and Rockies Resources. Mr. Marye received a Bachelor of Science from Louisiana State University in 2003.

Jim L. Turner has served as a director since 2014. Mr. Turner currently serves as CEO of JLT Automotive, Inc. Mr. Turner served as President and Chief Executive Officer of Dr. Pepper/Seven Up Bottling Group, Inc. from its formation in 1999 through 2005, when he sold this interest in that company. Prior to that, Mr. Turner served as Owner/Chairman of the Board and Chief Executive Officer of the

Turner Beverage Group, the largest privately owned independent bottler in the United States. Mr. Turner currently serves as a non-executive Chairmen of the Board of Directors for Dean Foods Company where he also serves as Chairman of the Compensation Committee and a member of the Nominating/Corporate Governance Committee. He is past-Chairman and currently serves on the Board of Trustees of Baylor Scott and White Health, the largest not-for-profit healthcare system in the State of Texas, where he also serves as Chairman of the Finance Committee and as a member of the Executive Committee. He is a Director of Crown Holdings where he also serves as Chairman of the Compensation Committee and as a member of the Nominating and Governance Committee. He is on the Board of Directors of INSURICA, a full service insurance agency.

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

ITEM 1A.  Risk Factors

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us, but the below risks and uncertainties are not the only ones related to our businesses and are not necessarily listed in the order of their significance. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

An extended period of depressed oil and natural gas prices will adversely affect our business, financial condition, cash flow, liquidity, results of operations and our ability to meet our capital expenditure obligations and financial commitments.

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future.  During 2019, commodity prices fluctuated significantly, with the settlement price for West Texas Intermediate ("WTI") crude oil ranging from a high of approximately $66.24 per barrel to a low of approximately $46.31 per barrel and settlement prices for Henry Hub natural gas ranging from a high of approximately $4.25 per Mcf to a low of approximately $1.75 per Mcf. Oil and natural gas price volatility continued into 2020 and, through February 28, 2020, the WTI settlement price of crude oil had a low of approximately $44.76 per barrel, and the Henry Hub settlement price of natural gas reached a low of approximately $1.72 per Mcf.

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

We had $2.7 billion principal amount of debt as of December 31, 2019.

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

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the indentures governing our outstanding notes. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us.

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

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities or quantities sufficient to meet our targeted rate of return and firm transportation commitments.

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

Further, unsuccessful drilling may impact our ability to fulfill our firm transportation commitments. We recently entered into an agreement with Enterprise Products Partner to be an anchor shipper on its new one Bcf per day Haynesville Acadian Extension to transport gas to the Gillis Hub. As part of this agreement we entered into firm transportation commitments that may be incurred in the event of unsuccessful drilling operations.

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

If oil and natural gas prices decline further or continue to remain low for an extended period of time, we may be required to further write-down the carrying values and/or the estimates of total reserves of our oil and natural gas properties, which would constitute a non-cash charge to earnings and adversely affect our results of operations.

Accounting rules applicable to us require that we periodically review the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We did not recognize any impairments in 2018 or 2019.  We may however, incur non-cash impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken. We may also reduce our estimates of the reserves that may be economically recovered, which could have the effect of reducing the total value of our reserves.

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

As of December 31, 2019, 64% of our total proved reserves were undeveloped and 1% were developed non-producing. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may be ultimately produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly restrictions on emissions, and/or waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to reach and maintain compliance and may otherwise have a material adverse effect on our industry in general and on our own results of operations, competitive position or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, even if our operations met previous industry standards at the time they were performed. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Legislation or regulation that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.

There is also the potential that climate change may result in physical risks, including sea level rise or an increase or changes in precipitation and extreme weather events, which could adversely affect our operations. In addition, changing weather including increased temperatures could alter consumer demand for our products. Because of the uncertainty in severity, scope and timing of such events, we are unable to predict the impacts of such events. The costs of compliance with these requirements may have an adverse impact on our financial condition, results of operations and cash flows.

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

In 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), was enacted that established federal oversight regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market.  Dodd-Frank requires the Commodities Futures Trading Commission, or CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized most of its regulations under the Dodd-Frank Act, it continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, it is not possible at this time to predict the ultimate effect of the rules and regulations on our business and while most of the regulations have been adopted, any new regulations or modifications to existing regulations may increase the cost of derivative contracts, limit the availability of derivatives to protect against risks that we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and the regulations thereunder, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital investing.

In December 2016, the CFTC re-proposed new rules that would place federal limits on positions in certain core futures and equivalent swap contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions and finalized a companion rule on aggregation of positions among entities under common ownership or control. If finalized, the position limits rule may have an impact on our ability to hedge our exposure to certain enumerated commodities.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. In addition the CFTC and certain banking regulators have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we currently qualify for the end-user exception to the mandatory clearing, trade-execution and margin requirements for swaps entered to hedge our commercial risks, the application of such requirements to the other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, if any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flow.

Finally, the Dodd-Franks Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations.

Federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as restrict our access to our oil and gas reserves.

Hydraulic fracturing is an essential and common practice that is used to stimulate production of oil and natural gas from dense subsurface rock formations such as shale and tight sands. We routinely apply hydraulic fracturing techniques in completing our wells. The process involves the injection of water, sand and additives under pressure into a targeted subsurface formation. The water and pressure create fractures in the rock formations, which are held open by the grains of sand, enabling the oil or natural gas to flow to the wellbore. The use of hydraulic fracturing is necessary to produce commercial quantities of oil and natural gas from many reservoirs including the Haynesville shale, Bossier shale, Eagle Ford shale, Cotton Valley and other tight natural gas and oil reservoirs. Substantially all of our proved oil and gas reserves that are currently not producing and our undeveloped acreage require hydraulic fracturing to be productive. All of the wells currently being drilled by us utilize hydraulic fracturing in their completion and hydraulic fracturing services comprise approximately 35% of our capital budget in 2020.

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

Issuance of our common stock in connection with the conversion of our outstanding convertible preferred stock would cause substantial dilution, which could materially affect the trading price of our common stock and earnings per share.

As part of the Covey Park Acquisition, we issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to our majority stockholder. At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of our common stock at the then prevailing conversion rate.  The conversion price of the preferred stock is $4.00 per share of common stock, subject to adjustment pursuant to customary anti-dilution provisions.  As a result, upon a conversion large amounts of our common stock would be issued resulting in a decrease to our stock price and earnings per share. Further, holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears.

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

State and federal regulatory agencies have recently focused on a possible connection between the hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Arkansas, California, Colorado, Illinois, Kansas, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In 2015, the

United States Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or oil and gas extraction. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas.  In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Future regulatory developments could adversely affect our operations by placing restrictions on the use of injection wells and hydraulic fracturing.

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

The Budget Reconciliation Act, commonly referred to as the Tax Cuts and Jobs Act (hereinafter "Tax Cuts and Jobs Act"), was signed into law on December 22, 2017.  The Tax Cuts and Jobs Act resulted in a net tax benefit to us of approximately $20.4 million in 2018, which was attributable primarily to the termination of the corporate alternative minimum tax. The Tax Cuts and Jobs Act is expected to have a favorable impact on our effective tax rate and net income as reported under generally accepted accounting principles in future reporting periods to which the Tax Cuts and Jobs Act is effective.  However, we are still assessing the full impact of the Tax Cuts and Jobs Act, including the impact on state taxes, and there can be no assurances that it will have a favorable impact on us or our future financial results.

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

As of December 31, 2019, the Jones Partnerships, owned in the aggregate approximately 73% of our outstanding common stock.  This would give the Jones Partnerships the power to:

•	control the Company's management and policies; and
•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations, financings and asset sales.

The Jones Partnerships may have interests that are different than yours in making these decisions.

In addition, pursuant to a Shareholders Agreement among the Jones Partnerships, New Covey Park Energy LLC ("CPE") and us, as long as CPE beneficially owns at least 10% of our outstanding common stock or 21,000 shares of our Series A Preferred Stock, CPE has the right to approve certain major decisions by us, including certain acquisitions and incurrence of indebtedness.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". As of February 26, 2020, we had 190,004,776 shares of common stock outstanding, which were held by 73 holders of record and approximately 13,000 beneficial owners who maintain their shares in "street name" accounts. We have not paid dividend on our common stock since 2014.  Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Stockholder Return Performance

A peer group of companies is used by our compensation committee to determine total stockholder return performance which is used as a metric in our Annual Incentive Plan and to determine whether performance share units are earned as awarded under our 2019 Long-term Incentive Plan.  For 2019, the compensation committee utilized a peer group that consisted of Antero Resources Corporation, Cabot Oil & Gas Corporation, Chesapeake Energy Corporation, CNX Resources Corporation, EQT Corporation, Gulfport Energy Corporation, Montage Resources Corporation, Range Resources Corporation, SilverBow Resources, Inc. and Southwestern Energy Company. For 2018, the compensation committee utilized a peer group, which consisted of Antero Resources Corporation, Approach Resources, Inc., Cabot Oil & Gas Corporation, Contango Oil & Gas Company, CNX Resources Corporation, Eclipse Resources Corporation, EQT Corporation, Goodrich Petroleum Corporation, Gulfport Energy Corporation, QEP Resources, Inc., Range Resources Corporation, SilverBow Resources, Inc., Southwestern Energy Company and Ultra Petroleum Corporation. The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2019 with the cumulative return on the New York Stock Exchange Index and the cumulative return for our peer group.  The graph assumes that $100.00 was invested on the last trading day of 2014, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)(2)

Among Comstock, the NYSE Composite Index, and Our Peer Group

	As of December 31,
Total Return Analysis	2014	2015	2016	2017	2018	2019
Comstock	$100.00	$27.46	$28.93	$24.85	$13.30	$24.17
NYSE Composite	$100.00	$95.91	$107.36	$127.46	$116.06	$145.66
2018 Peer Group	$100.00	$49.20	$64.73	$52.14	$32.61	$21.75
2019 Peer Group	$100.00	$44.38	$59.05	$47.31	$30.24	$19.49

_______________

(1)	$100 investment on December 31, 2014 in stock or index, including reinvestment of dividends, fiscal year ending December 31.
(2)

The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

ITEM 6.  SELECTED FINANCIAL DATA

The historical financial data presented in the table below as of and for each of the three years ended December 31, 2017, for the Predecessor Period from January 1, 2018 through August 13, 2018 and for the Successor Period from August 14, 2018 through December 31, 2018, and the year ended December 31, 2019 are derived from our consolidated financial statements. The financial results are not necessarily indicative of our future operations or future financial results. The data presented below should be read in conjunction with our consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Statement of Operations Data:

	Predecessor				Successor
	Year Ended December 31, 2015	Year Ended December 31, 2016	Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
		(In thousands, except per share data)
Natural gas sales	$109,753	$122,623	$208,741	$147,897	$144,236	$635,795
Oil sales	142,669	53,083	46,590	18,733	79,385	132,894
Total oil and gas sales	252,422	175,706	255,331	166,630	223,621	768,689
Operating expenses:
Production taxes	10,286	4,933	5,373	3,659	11,155	29,181
Gathering and transportation	14,298	15,824	17,538	11,841	10,511	71,303
Lease operating	64,502	47,696	37,859	21,139	20,736	87,283
Exploration	70,694	84,144	—	—	—	241
Depreciation, depletion and amortization	321,323	141,487	123,557	68,032	53,944	276,526
General and administrative, net	23,541	23,963	26,137	15,699	11,399	29,244
Impairment of oil and gas properties	801,347	27,134	43,990	—	—	—
Loss (gain) on sale of oil and gas properties	112,085	14,315	1,060	35,438	(155)	25
Total operating expenses	1,418,076	359,496	255,514	155,808	107,590	493,803
Operating income (loss)	(1,165,654)	(183,790)	(183)	10,822	116,031	274,886
Other income (expenses):
Gain (loss) from derivative financial instruments	2,676	(5,356)	16,753	881	10,465	51,735
Gain on extinguishment of debt	78,741	189,052	—	—	—	—
Other income	1,275	872	530	677	173	622
Transaction costs	—	—	—	(2,866)	—	(41,010)
Interest expense	(118,592)	(128,743)	(146,449)	(101,203)	(43,603)	(161,541)
Total other income (expenses)	(35,900)	55,825	(129,166)	(102,511)	(32,965)	(150,194)
Income (loss) before income taxes	(1,201,554)	(127,965)	(129,349)	(91,689)	83,066	124,692
Benefit from (provision for) income taxes	154,445	(7,169)	17,944	(1,065)	(18,944)	(27,803)
Net income (loss)	(1,047,109)	(135,134)	(111,405)	(92,754)	64,122	96,889
Preferred stock dividends	—	—	—	—	—	(22,415)
Net income (loss) available to common stockholders	$(1,047,109)	$(135,134)	$(111,405)	$(92,754)	$64,122	$74,474

Net income (loss) per share – basic and diluted	$(113.53)	$(11.52)	$(7.61)	$(6.08)	$0.61	0.52
Weighted average shares outstanding:
Basic	9,223	11,729	14,644	15,262	105,453	142,750
Diluted	9,223	11,729	14,644	15,262	105,459	187,378

Balance Sheet Data:

	As of December 31,
	Predecessor			Successor
	2015	2016	2017	2018	2019
			(In thousands)
Cash and cash equivalents	$134,006	$65,904	$61,255	$23,193	$18,532
Property and equipment, net	1,038,420	798,662	607,929	1,667,979	4,008,803
Total assets	1,195,850	889,874	930,419	2,187,840	4,657,122
Total debt	1,249,330	1,044,506	1,110,529	1,244,363	2,500,132
Stockholders' equity	(171,258)	(271,269)	(369,272)	569,571	1,143,022

Cash Flow Data:

	Predecessor				Successor
	2015	2016	2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	2019
			(In thousands)
Cash flows provided by (used for) operating activities	$30,086	$(23,728)	$174,614	$85,735	$102,302	$451,237
Cash flows used for investing activities	(1,611,725)	(29,569)	(178,953)	(50,205)	(161,634)	(1,170,839)
Cash flows provided by (used for) financing activities	263,574	(14,805)	(310)	(797,402)	(811,662)	714,941

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. Our assets are concentrated in the Haynesville and Bossier shale located in East Texas and North Louisiana, a premier natural gas basin with superior economics and geographic proximity to Gulf Coast markets. Approximately 93% of our December 31, 2019 proved reserves are located in the Haynesville and Bossier shale region. We own interests in 2,800 producing oil and natural gas wells (1,410.8 net to us) and we operate 1,430 of these wells. We intend to maintain an operating plan in 2020 targeting leverage reduction and generation of free cash flow.

Our growth is driven primarily by our acquisition, development and exploration activities. In 2019 our growth in natural gas production and proved reserves was primarily driven by the Covey Park Acquisition and our drilling activities. We plan to spend approximately $421.0 million in 2020 for our development and exploration activities, which will be focused primarily on Haynesville and Bossier shale projects.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $18.1 million as of December 31, 2019.

Prices for crude oil and natural gas have been highly volatile, and we are currently experiencing a period of low prices primarily due to an oversupply of natural gas.  As natural gas prices remain low, we will continue to experience lower revenues and cash flows.  We expect our oil production to continue to decline as we have limited future plans to participate in the drilling of new oil wells.  We expect our natural gas production to increase, assuming we maintain a sufficient development program to offset declines. The drilling activity level is dependent on commodity prices. If we do not offset production declines from production from the new wells we plan to drill in 2020 and future periods, our production volumes and our cash flows from our operating activities may not be sufficient to fund our capital expenditures, and we may need to either curtail drilling activity or we may seek additional borrowings which would increase our interest expense in 2020 and in future periods. We may need to recognize impairments if oil and natural gas prices remain low, and as a result, the expected future cash flows from these properties becomes insufficient to recover their carrying value.

Jones Contribution

On August 14, 2018, the Jones Partnerships contributed certain oil and gas properties in North Dakota and Montana in exchange for 88,571,429 newly issued shares of common stock representing 84% of our then outstanding common stock (the "Jones Contribution"). The Jones Partnerships are wholly owned and controlled by Dallas businessman Jerry Jones and his children (collectively, the "Jones Group").  References to "Successor" or "Successor Company" relate to the operations of the Company subsequent to August 13, 2018.  References to "Predecessor" or "Predecessor Company" relate to the operations of the Company on or prior to August 13, 2018.

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

Covey Park Acquisition

On July 16, 2019, we acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7.5% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million. Based on the fair value of the preferred stock issued and the closing price of our common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations are focused primarily in the Haynesville / Bossier shale in East Texas and North Louisiana.

Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of our common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to our majority stockholder and by borrowings under our amended and restated bank credit facility and cash on hand.

The acquisition included approximately 249,000 net acres and 2.9 Bcfe of proved reserves. The acquisition added approximately 710 Bcfe of daily average production, at the date of the acquisition, and over 1,200 net future drilling locations.

In connection with the Covey Park Acquisition, we incurred $41.0 million of advisory and legal fees and other acquisition-related costs. These acquisition costs are included in transaction costs in our consolidated statements of operations.

The transaction was accounted for as a business combination, using the acquisition method.  Certain information to finalize the purchase price is not yet available, including the final tax return of Covey Park.  We expect to complete the purchase price allocation within the twelve month period following the acquisition date, during which time the value of the net assets and liabilities acquired may be revised as appropriate.

As of December 31, 2019, the Jones Group owned approximately 73% of our outstanding common stock and the former owners of Covey Park owned 15%. The Jones Group and the former owners of Covey Park hold Series B and Series A Convertible Preferred Stock, respectively, that is convertible into in the aggregate of 96,250,000 shares of our common stock, if converted.

Results of Operations

Year Ended December 31, 2019 Compared to 2018 Periods

Our operating data for the period January 1, 2018 through August 13, 2018 (the "2018 Predecessor Period"), the period August 14, 2018 through December 31, 2018 (the "2018 Successor Period"), the combined Predecessor and Successor 2018 periods and the year ended December 31, 2019 are summarized below:

	Predecessor	Successor
	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Combined Year Ended December 31,	Year Ended December 31,
	2018	2018	2018(3)	2019
Oil and Gas Sales (in thousands):
Natural gas sales	$147,897	$144,236	$292,133	$635,795
Oil sales	18,733	79,385	98,118	132,894
Total oil and gas sales	$166,630	$223,621	$390,251	$768,689

Net Production Data:
Natural gas sales (MMcf)	55,240	45,031	100,271	292,834
Oil sales (MMbls)	287	1,385	1,672	2,685
Total oil and gas (MMcfe)	56,963	53,338	110,301	308,944

Average Sales Price:
Natural gas sales	$2.68	$3.20	$2.91	$2.17
Oil sales	$65.23	$57.34	$58.70	$49.49
Total oil and gas sales	$2.93	$4.19	$3.54	$2.49

Expenses ($ per Mcfe):
Production taxes	$0.06	$0.21	$0.13	$0.09
Gathering and transportation	$0.21	$0.20	$0.20	$0.23
Lease operating(1)	$0.37	$0.38	$0.39	$0.29
Depreciation, depletion and amortization(2)	$1.18	$1.01	$1.09	$0.89

_______________

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
(3)	The combined year ended December 31, 2018 information is a provided for comparative purposes only and is a non-GAAP presentation.

Oil and gas sales.   Oil and gas sales of $768.7 million in 2019 increased $378.4 million or 97% over the combined Predecessor and Successor Periods for 2018 oil and gas sales of $390.3 million. The increase is due to higher production volumes that were partially offset by lower realized oil and natural gas prices in 2019. Natural gas sales increased by $343.7 million (118%) from the combined 2018 periods due primarily to the increase in production related to the Covey Park Acquisition and our 2019 drilling activities. The increased natural gas production was partially offset by a $0.74 per Mcf lower price realization from 2019 to 2018. The increase in oil sales of $34.8 million was attributable to oil production from the Bakken shale properties.

Production taxes.   Production taxes of $29.2 million in 2019 increased $14.4 million or 97% from combined 2018 production taxes of $14.8 million.  This increase is primarily related to the 97% increase in oil and gas sales.

Gathering and transportation.   Gathering and transportation costs increased $49.0 million or 219% to $71.3 million in 2019 as compared to $22.4 million in the combined 2018 periods.  This increase primarily reflects the higher natural gas production from the acquired properties and the 2019 drilling activity.

Lease operating expenses.   Our lease operating expenses of $87.3 million in 2019 were $45.4 million or 108.4% higher than the combined 2018 periods lease operating expenses of $41.9 million.  Operating expenses from our natural gas operations was $0.22 per Mcfe in 2019 compared with $0.29 per Mcfe for the combined 2018 periods. Operating expenses for our oil operations were $8.99 per BOE compared with $8.64 per BOE for the combined 2018 periods. The increase is mostly attributed to higher operating costs in our Bakken shale region. Total operating expenses of $0.28 per Mcfe in 2019 were 26% less than the $0.38 per Mcfe for the combined 2018 periods due to the increase in our natural gas production.

Depreciation, depletion and amortization expense ("DD&A").   DD&A for 2019 was $276.5 million or $0.90 per Mcfe.  DD&A was $68.0 million or $1.18 per Mcfe for the 2018 Predecessor Period.  DD&A was $53.9 million or $1.01 per Mcfe for the 2018 Successor Period.  The decrease in DD&A in 2019 primarily resulted from the lower finding costs of the 2019 proved oil and gas reserve additions driven by the Covey Park Acquisition and our 2019 drilling activity.

General and administrative expenses.   General and administrative expense in 2019 of $29.2 million included $4.0 million of stock-based compensation.  General and administrative costs of $11.4 million and $15.7 million for the 2018 Successor Period and the 2018 Predecessor, respectively, included $1.0 million and $3.9 million for stock-based compensation, respectively.  The increase in 2019 is attributable to additional employees hired as part of the Covey Park Acquisition.

Derivative financial instruments.  We utilized oil and natural gas price swaps, collars, basis swaps and swaptions to manage our exposure to commodity prices and protect returns on investment from our drilling activities.  We had gains on derivative financial instruments of $51.7 million during 2019, $10.5 million during the 2018 Successor Period, and $0.9 million during the 2018 Predecessor Period.  Cash activity from derivative financial instruments included receipts of $52.7 million in 2019, $5.6 million of payments in the 2018 Successor Period and receipts of $2.8 million in the 2018 Predecessor Period. The following table presents our natural gas and oil equivalent prices before and after the effect of cash settlements of our derivative financial instruments:

	Predecessor	Successor
	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Year Ended December 31,
	2018	2018	2019
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.68	$3.20	$2.17
Cash settlements on derivative financial instruments, per Mcf	0.05	(0.13)	0.18
Price per Mcf, including cash settlements on derivative financial instruments	$2.73	$3.07	$2.35

Average Realized Oil Price:
Crude oil per Barrel	$65.23	$57.34	$49.49
Cash settlements on derivative financial instruments, per Barrel	—	0.46	0.15
Price per Barrel, including cash settlements on derivative financial instruments	$65.23	$57.80	$49.64

Interest expense.   Interest expense was $161.5 million for 2019 as compared to $43.6 million for the 2018 Successor Period and $101.2 million for the 2018 Predecessor Period. Interest for 2019 includes interest payments on the 7½% senior notes (the "2025 Notes") that were assumed in the Covey Park Acquisition, our 9¾% senior notes (the "2026 Notes") and our bank credit facility. Included in interest expense was amortization of the discount on the 2025 Notes, which were valued at 71% of their par value in connection with the Covey Park Acquisition, the 2026 Notes, and the debt cost amortization associated with our outstanding debt. The non-cash interest expense for 2019 totaled $16.3 million compared with non-cash interest expense of $2.4 million for the 2018 Successor Period and $29.5 million for the 2018 Predecessor Period. Interest for the 2018 Successor Period reflects our debt refinancing transaction that closed concurrent with the Jones Contribution in which we refinanced all of our then existing debt with the issuance of $850.0 million of the 2026 Notes and $450.0 million of borrowings under a new bank credit facility.

Income taxes.   Income taxes were a provision of $27.8 million in 2019, a provision of $18.9 million in the 2018 Successor Period and a provision of $1.1 million in the 2018 Predecessor Period. The effective tax rate of 22% in 2019 differed from the federal income tax rate of 21% primarily due to recognition of the effect state taxes and a tax benefit for the reduction of our valuation allowance.  The effective tax rate was 23% in the 2018 Successor Period, and a benefit of 1% for the 2018 Predecessor Period.  Income taxes for the 2018 Successor Period differed from the federal income tax rate primarily due to the effect of state taxes and a tax benefit for the reduction of our valuation allowance.  The effective tax rate for the 2018 Predecessor Period differs from the federal tax rate primarily due to a valuation allowance recognized on deferred tax assets and state taxes.

Net income.   We reported net income of $96.9 million or $0.52 per diluted share in 2019, $64.1 million or $0.61 per diluted share in the 2018 Successor Period, a net loss of $92.8 million or $6.08 per share for the 2018 Predecessor Period. The net income in the 2019 reflects higher operating profit from oil and gas operations due to the Covey Park Acquisition and our 2019 drilling activities. The net income in the 2018 Successor Period reflects higher operating profit from oil and gas operations due to the contribution of the Bakken shale properties and lower interest expense due to our debt refinancing. The loss in the 2018 Predecessor Period was mainly due to the high interest expense.

2018 Periods Compared to Year Ended December 31, 2017

Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 1, 2019.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings and asset sales. In 2019, our primary source of funds was operating cash flows and the issuance of common stock, preferred stock and borrowings to finance the Covey Park Acquisition.  Cash provided by operating activities in 2019 was $451.2 million compared with $188.0 million of combined operating cash flows for the 2018 periods. The increase in operating cash flow during 2019 primarily reflects higher oil and gas sales resulting from the acquired Covey Park Acquisition and our 2019 drilling activities.

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

Our capital expenditure activity is summarized in the following table:

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
	(in thousands)
Property Acquisitions	$—	$39,323	$21,013	$2,097,451
Exploration and development:
Development leasehold costs	4,698	2,848	1,715	7,603
Development drilling and completion costs	164,472	90,840	148,745	493,625
Other development costs	9,644	13,871	13,612	9,339
Total exploration and development	178,814	107,559	164,072	510,567
Other	43	31	2	198
Total capital expenditures	$178,857	$107,590	$164,074	$510,765

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $421.0 million in 2020 for development and exploration projects including drilling 46 (34.3 net to us) operated horizontal wells, completing 18 (12.6 net to us) wells drilled in 2019, and for other development projects. Our operating cash flow and, therefore, our capital expenditures are highly dependent on oil and natural gas prices. We operate most of the properties where we expect ongoing development and as a result have significant discretion over the amount and timing of our future capital expenditures.

We do not have a specific acquisition budget for 2020 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

In connection with the Jones Contribution, we completed a series of refinancing transactions to retire all of our other then-outstanding senior secured and unsecured notes.  On August 3, 2018, we issued $850.0 million of 2026 Notes for net proceeds of $815.9 million.  Interest on the 2026 Notes is payable on February 15 and August 15 at an annual rate of 9¾% and the 2026 Notes mature on August 15, 2026.  As a part of the Covey Park Acquisition, we assumed Covey Park's $625.0 million 7½% senior notes that were outstanding.  Interest on the assumed notes is payable on May 15 and November 15 at an annual rate of 7½% and these notes mature on May 15, 2025.

On August 14, 2018, we entered into a new bank credit facility with Bank of Montreal, as administrative agent, and the participating banks.  The bank credit facility was subject to a borrowing base of $700.0 million which was re-determined on a semi-annual basis and upon the occurrence of certain other events.  Concurrent with the closing of the Covey Park Acquisition, the bank credit facility was amended and restated to provide for a $1.575 billion borrowing base which will be re-determined on a semi-annual basis and upon the occurrence of certain other events.  The maturity date was extended to July 16, 2024.  The initial committed borrowing base was set at $1,500.0 million, of which $1,250.0 million of borrowings were outstanding as of December 31, 2019. The borrowing base was reaffirmed in November 2019. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base.  We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a adjusted current ratio of at least 1.0 to 1.0.  The financial covenants are determined starting with the financial results for the three months ended December 31, 2019.  We were in compliance with the covenants as of December 31, 2019.

The following table summarizes our aggregate liabilities and commitments by year of maturity:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$1,250,000	$—	$1,250,000
7½% Senior Notes Due 2025	—	—	—	—	—	625,000	625,000
9¾% Senior Notes Due 2026	—	—	—	—	—	850,000	850,000
Interest	182,750	182,750	182,750	182,750	158,458	152,250	1,041,708
Operating leases	2,857	2,181	467	—	—	—	5,505
Transportation	10,714	12,031	24,822	24,822	24,890	169,617	266,896
Drilling rigs and completion	36,367	—	—	—	—	—	36,367
	$232,688	$196,962	$208,039	$207,572	$1,433,348	$1,796,867	$4,075,476

Future interest costs are based upon the effective interest rates of our outstanding senior notes and borrowings under our bank credit facility.

We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2023. We record a separate liability for these asset retirement obligations, which totaled $18.2 million as of December 31, 2019.

We believe that our cash on hand and cash flow from operations and available borrowings under our bank credit facility is sufficient to fund our 2020 planned drilling activities.  If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings to replace any liquidity that may be lost from low oil and natural gas prices.  We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Federal and State Taxation

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January l, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect us are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in

2018 or later of up to 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year. For the tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization. The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows us to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income. At December 31, 2018, we completed the accounting for the tax effects of enactment of the Tax Cuts and Jobs Act. We remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount recognized related to the remeasurement of our deferred federal tax balance was $140.4 million in 2018, which was subject to a valuation allowance. The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year. In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020. We had $20.4 million of unused AMT credit carryforwards at December 31, 2018, of which $10.2 million was refunded during 2019.

At December 31, 2019, we had $0.9 billion in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards.  The shares of common stock issued as a result of the Jones Contribution triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, our ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period.

The shares of our common stock issued in connection with the Covey Park Acquisition did not trigger another ownership change under Section 382. As a result, no additional NOL limitations are expected.

NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire.  NOLs generated in 2018 and after would be carried forward indefinitely.  Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income.  We estimate that $840.4 million of the U.S. federal NOL carryforwards and $1.4 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2015 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2016. We currently believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

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

Impairment of oil and gas properties.   We evaluate our proved properties for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property's proved and risk adjusted probable oil and natural gas reserves estimates at the end of the period.  The estimated future cash flows that we use in our assessment of the need for an impairment are based on a corporate forecast which considers forecasts from multiple independent price forecasts. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. Unproved properties are evaluated for impairment based upon the results of drilling, planned future drilling and the terms of our oil and gas leases.  It is reasonably possible that our estimates of undiscounted future net cash flows attributable to its oil and gas properties may change in the future.  The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable oil and gas reserves, results of future drilling activities, future prices for oil and natural gas, and increases or decreases in production and capital costs.  As a result of these changes, there may be impairments in the carrying values of our proved and unproved oil and gas properties in the future.

Goodwill.  We have goodwill of $335.9 million as of December 31, 2019 that was recorded in connection with the Jones Contribution. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. We are not required to amortize goodwill as a charge to earnings; however, we are required to conduct an annual review of goodwill for impairment.

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

If the carrying value of goodwill exceeds the fair value calculated using the quantitative approach, an impairment charge would be recorded for the difference between fair value and carrying value. If oil or natural gas prices decrease, drilling efforts are unsuccessful or our market capitalization declines, it is reasonably possible that impairments would need to be recognized. We performed our assessment of goodwill as of October 31, 2019 and determined there were no indicators of impairment.

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

Recent accounting pronouncements. In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. We did not early adopt ASU 2017-04 and will implement ASU 2017-04 on our financial statements when we perform annual impairment assessments following adoption of this standard in 2020. We do not expect the update to have a significant effect on our results of operations, liquidity or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02").  ASU 2016-02 requires lessees to include most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02.  ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter.    We adopted ASC 2016-02 beginning January 1, 2019. We used the modified retrospective method of adoption for this new standard and are utilizing certain practical expedients as part of our adoption.  The adoption of ASC 2016-02 did not have a significant effect on our results of operations, liquidity or financial position.

In June 2016, The FASB issued Accounting Standards Update ASU No. 2016-13 ("ASU 2016-13") that amends guidance on reporting credit losses for trade receivables, net investments in leases, debt securities, loans and certain other instruments. ASU 2016-13 requires the use of a forward-looking expected loss model as opposed to existing incurred loss recognition. The update is effective for us beginning in 2020. The guidance requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the standard is effective. We are continuing to evaluate the provisions of this update, but we currently do not expect it will have a material impact on our results of operations, financial position and financial disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2019 and taking into account any oil or natural gas price swap agreements we had in place, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $2.6 million and a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $20.2 million.

As of December 31, 2019, we have entered into natural gas price swap agreements to hedge approximately 138.3 Bcf of our 2020 through 2022 production at an average price of $2.81 per Mcf.  We have also entered into two-way natural gas collars to hedge approximately 16.4 Bcf of natural gas with an average floor price of $2.47 per Mcf and an average ceiling price of $3.46 per Mcf. We also have two-way oil collars to hedge 1,262,600 barrels with an average floor price of $48.65 per barrel and an average ceiling price of $64.92 per barrel. We have three-way collars to hedge 26.5 Bcf of natural gas with an average floor price of $2.65 per Mcf, an average ceiling price of $2.99 per Mcf and an average put price of $2.33.  We have entered into natural gas swaptions which hedge 65.8 Bcf of natural gas, with an additional 76.7 Bcf subject to option exercises, at an average price of $2.52 per Mcf. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at December 31, 2019 would be $33.7 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.  Since December 31, 2019, we have entered into additional natural gas swaptions which hedge an additional 28.0 Bcf of natural gas to be produced from February 2020 to December 2021, with an additional 43.8 Bcf to be produced from January 2021 to December 2022, subject to option exercises, at an average price of $2.51 per Mcf.

Interest Rates

At December 31, 2019, we had approximately $2.7 billion principal amount of long-term debt outstanding.  The 2026 Notes of which $850.0 million was outstanding at December 31, 2019 bear interest at a fixed rate of 9¾%. The 2025 Notes of which $625.0 million was outstanding at December 31, 2019 bear interest at a fixed rate of 7½%. The fair market value of the 2026 Notes and 2025 Notes as of December 31, 2019 was $765.0 million and $534.4 million, respectively, based on the market price of approximately 90% and 85.5% of the face amount of such debt. At December 31, 2019, we had $1,250 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2019, a 100 basis point change in interest rates would change our interest expense on our variable rate debt by approximately $12.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-38 of this report.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are in the process of integrating the Covey Park Energy operations into the control environment, including internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.   As of December 31, 2019, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2019. On July 16, 2019, we completed the acquisition of Covey Park Energy LLC. We are in the process of integrating Covey Park Energy LLC’s operations, and, therefore, management’s evaluation and conclusion as to the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of internal control over financial reporting of the Covey Park Energy LLC business. Covey Park Energy LLC accounted for approximately 48% of the Company's total assets and 34% of total revenues of the Company as of and for the year ended December 31, 2019.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, follows below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Comstock Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comstock Resources, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Covey Park Energy LLC, which is included in the 2019 consolidated financial statements of the Company and constituted 48% of total assets as of December 31, 2019 and 34% of total revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Covey Park Energy LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018  and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2017 (Predecessor), the period from January 1, 2018 through August 13, 2018 (Predecessor), the period from August 14, 2018 through December 31, 2018 (Successor), and the year ended December 31, 2019 and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 2, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2019.

Section 16(a) Beneficial Ownership Reporting Compliance.  Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC.  Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2019, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics.   We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2020 annual meeting, which will be filed with the SEC within 120 days of December 31, 2019, for additional information regarding our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	1,863,780(1)	5,501,598

 ____________

(1)	Represents performance share unit awards that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2019.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2019.

PART IV

ITEM  15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-38 of this report:
	Report of Independent Registered Public Accounting Firm	F–	2
	Consolidated Balance Sheets as of December 31, 2018 and 2019	F–	3
	Consolidated Statements of Operations For the Year Ended December 31, 2017 (Predecessor), For the Period From January 1, 2018 Through August 13, 2018 (Predecessor), For the Period August 14, 2018 Through December 31, 2018 (Successor) and For the Year Ended December 31, 2019 (Successor)	F–	4
	Consolidated Statements of Stockholders' Equity	F–	5
	Consolidated Statements of Cash Flows For the Year Ended December 31, 2017 (Predecessor), For The Period From January 1, 2018 Through August 13, 2018 (Predecessor), For The Period from August 14, 2018 through December 31, 2018 (Successor) and For the Year Ended December 31, 2019 (Successor)	F–	6
	Notes to Consolidated Financial Statements	F–	7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)	Exhibits:

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
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

2.3

Agreement and Plan of Merger, dated June 7, 2019, by and among the Company, Covey Park Energy LLC, New Covey Park Energy LLC and Covey Park Energy Holdings LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated June 7, 2019).

2.4

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

Exhibit No.	Description
4.7

Indenture dated May 3, 2017 between Covey Park Energy LLC, Covey Park Finance Corp. and Wells Fargo Bank National Association, as Trustee, for the 7½% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7 to our Quarterly Report on Form 10-Q dated August 9, 2019).

4.8

Instrument of Resignation, Appointment and Acceptance dated as of July 16, 2019 among the Company, the Subsidiary Guarantors named therein, Wells Fargo Bank, N.A. and American Stock Transfer & Trust Company LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 15, 2019).

4.9

Shareholders Agreement, dated June 7, 2019, by and among the Company, Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, Arkoma Drilling, L.P., Williston Drilling, L.P., New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2019).

4.10*	Description of Securities.
10.1

Amended and Restated Credit Agreement dated as of July 16, 2019, among the Company, Bank of Montreal as Administrative Agent and the lenders party thereto from time to time. (incorporated by reference to Exhibit 10.2 to our Current Report on From 8-K dated July 15, 2019).

10.2*

Borrowing Base Redetermination Agreement and First Amendment to the Amended and Restated Credit Agreement, dated as of November 26, 2019, by and among the Company, Bank of Montreal as Administrative Agent and the lenders party thereto from time to time.

10.3

Amended and Restated Registration Rights Agreement, dated June 7, 2019, by and among the Company,  Arkoma Drilling, L.P., Williston Drilling, L.P., Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 7, 2019).

10.4*

Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated December 17, 2019, by and among the Company,  Arkoma Drilling, L.P., Williston Drilling, L.P. and New Covey Park Energy LLC.

10.5#	Comstock Resources, Inc. 2019 Long-term Incentive Plan Effective as of May 31, 2019 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated June 4, 2019).
10.6#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.7#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).

10.8#*	Employment Agreement dated June 22, 2013 by and between the Company (as successor in interest to Covey Park) and David Terry.
10.9#*	Employment Agreement dated April 18, 2019 by and between the Company (as successor in interest to Covey Park) and Mark Wilson.
10.10

Lease between Stonebriar I Office Partners, Ltd., and Comstock Resources, Inc. dated May 6, 2004 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.11

First Amendment to the Lease Agreement dated August 25, 2005, between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit No.	Description
10.12

Second Amendment to the Lease Agreement dated October 15, 2007 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.13

Third Amendment to the Lease Agreement dated September 30, 2008 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.14

Fourth Amendment to the Lease Agreement dated May 8, 2009 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.15

Fifth Amendment to the Lease Agreement dated June 15, 2011 between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers Lee Keeling and Associates, Inc.
23.3*	Consent of Independent Petroleum Engineers Netherland, Sewell & Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Lee Keeling and Associates, Inc. on Proved Reserves as of December 31, 2019.
99.2*	Report of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2019.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: March 2, 2020		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	March 2, 2020
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	March 2, 2020
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	March 2, 2020
Elizabeth B. Davis
/s/ Morris E. Foster	Director	March 2, 2020
Morris E. Foster
/s/ JIM L. TURNER	Director	March 2, 2020
Jim L. Turner
/s/ JOHN D. JACOBI	Director	March 2, 2020
John D. Jacobi
/s/ JORDAN T. MARYE	Director	March 2, 2020
Jordan T. Marye

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 (Successor) and December 31, 2019 (Successor)	F-3

Consolidated Statements of Operations For the Year Ended December 31, 2017 (Predecessor),
For the Period From January 1, 2018 Through August 13, 2018 (Predecessor), For the Period From August 14, 2018 Through December 31, 2018 (Successor) and For the Year Ended December 31, 2019 (Successor)

F-4
Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows For the Year Ended December 31, 2017 (Predecessor), For the Period From January 1, 2018 Through August 13, 2018 (Predecessor), For the Period From August 14, 2018 Through December 31, 2018 (Successor) and For the Year Ended December 31, 2019 (Successor)

F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Comstock Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 (Predecessor), the period from January 1, 2018 through August 13, 2018 (Predecessor),  the period from August 14, 2018 through December 31, 2018 (Successor), and the year ended December 31, 2019 (Successor), and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018  and 2019, and the results of its operations and its cash flows for the year ended December 31, 2017 (Predecessor), the period from January 1, 2018 through August 13, 2018 (Predecessor), the period from August 14, 2018 through December 31, 2018 (Successor), and the year ended December 31, 2019 (Successor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Dallas, Texas

March 2, 2020

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2018 and 2019

	Successor
	December 31, 2018	December 31, 2019
ASSETS	(In thousands)
Cash and Cash Equivalents	$23,193	$18,532
Accounts Receivable:
Oil and gas sales	87,611	120,111
Joint interest operations	9,175	24,761
From affiliates	—	35,469
Derivative Financial Instruments	15,401	75,304
Income Taxes Receivable	10,218	5,109
Other Current Assets	13,829	10,399
Total current assets	159,427	289,685
Property and Equipment:
Oil and natural gas properties, successful efforts method:
Proved properties	1,682,164	4,077,513
Unproved properties	191,929	410,897
Other property and equipment	4,442	6,866
Accumulated depreciation, depletion and amortization	(210,556)	(486,473)
Net property and equipment	1,667,979	4,008,803
Goodwill	350,214	335,897
Income Taxes Receivable	10,218	5,109
Derivative Financial Instruments	—	13,888
Operating Lease Right-of-Use Assets	—	3,509
Other Assets	2	231
	$2,187,840	$4,657,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$138,767	$252,994
Accrued Expenses	68,086	137,166
Operating Leases	—	1,994
Derivative Financial Instruments	—	222
Total current liabilities	206,853	392,376
Long-term Debt	1,244,363	2,500,132
Deferred Income Taxes	161,917	211,772
Derivative Financial Instruments	—	4,220
Long-term Operating Leases	—	1,515
Reserve for Future Abandonment Costs	5,136	18,151
Other Non-current Liabilities	—	6,351
Total liabilities	1,618,269	3,134,517
Commitments and Contingencies
Mezzanine Equity:
Preferred Stock — 5,000,000 shares authorized, 385,000 shares issued and outstanding at December 31, 2019:
Series A 10% Convertible Preferred Stock, 210,000 shares issued and outstanding	—	204,583
Series B 10% Convertible Preferred Stock, 175,000 shares issued and outstanding	—	175,000
Stockholders' Equity:
Common stock—$0.50 par, 155,000,000 and 400,000,000 shares authorized, 105,871,064 and 190,006,776 shares issued and outstanding at December 31, 2018 and December 31, 2019, respectively	52,936	95,003
Additional paid-in capital	452,513	909,423
Accumulated earnings	64,122	138,596
Total stockholders' equity	569,571	1,143,022
	$2,187,840	$4,657,122

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor		Successor
	Years Ended December 31, 2017	Period from January 1, 2018 through August 13, 2018	Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
	(In thousands, except per share amounts)
Natural gas sales	$208,741	$147,897	$144,236	$635,795
Oil sales	46,590	18,733	79,385	132,894
Total oil and gas sales	255,331	166,630	223,621	768,689
Operating expenses:
Production taxes	5,373	3,659	11,155	29,181
Gathering and transportation	17,538	11,841	10,511	71,303
Lease operating	37,859	21,139	20,736	87,283
Exploration	—	—	—	241
Depreciation, depletion and amortization	123,557	68,032	53,944	276,526
General and administrative, net	26,137	15,699	11,399	29,244
Impairment of oil and gas properties	43,990	—	—	—
Loss (gain) on sale of oil and gas properties	1,060	35,438	(155)	25
Total operating expenses	255,514	155,808	107,590	493,803
Operating income (loss)	(183)	10,822	116,031	274,886
Other income (expenses):
Gain from derivative financial instruments	16,753	881	10,465	51,735
Other income	530	677	173	622
Transaction costs	—	(2,866)	—	(41,010)
Interest expense	(146,449)	(101,203)	(43,603)	(161,541)
Total other income (expenses)	(129,166)	(102,511)	(32,965)	(150,194)
Income (loss) before income taxes	(129,349)	(91,689)	83,066	124,692
(Provision for) benefit from income taxes	17,944	(1,065)	(18,944)	(27,803)
Net income (loss)	(111,405)	(92,754)	64,122	96,889
Preferred stock dividends and accretion	—	—	—	(22,415)
Net income (loss) available to common stockholders	$(111,405)	$(92,754)	$64,122	$74,474

Net income (loss) per share – basic and diluted	$(7.61)	$(6.08)	$0.61	$0.52
Weighted average shares outstanding:
Basic	14,644	15,262	105,453	142,750
Diluted	14,644	15,262	105,459	187,378

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock- Par Value	Common Stock Warrants	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)
Predecessor Company:
Balance at December 31, 2016	13,938	$6,969	$5,672	$531,924	$(815,834)	$(271,269)
Stock-based compensation	451	225	—	5,698	—	5,923
Income tax withholdings related to equity awards	(34)	(16)	—	(296)	—	(312)
Common stock issued for debt conversion	826	412	—	7,377	—	7,789
Common stock warrants exercised	247	124	(2,115)	1,993	—	2
Net loss	—	—	—	—	(111,405)	(111,405)
Balance at December 31, 2017	15,428	$7,714	$3,557	$546,696	$(927,239)	$(369,272)
Stock-based compensation	623	311	—	3,601	—	3,912
Income tax withholdings related to equity awards	(53)	(26)	—	(343)	—	(369)
Common stock issued for debt conversion	2	1	—	28	—	29
Common stock warrants exercised	379	189	(3,247)	3,058	—	—
Net loss	—	—	—	—	(92,754)	(92,754)
Balance at August 13, 2018	16,379	$8,189	$310	$553,040	$(1,019,993)	$(458,454)

Successor Company:
Balance at August 13, 2018	16,379	$8,189	$310	$132,032	$—	$140,531
Jones contribution	88,571	44,286	—	315,902	—	360,188
Vesting of equity awards	1,029	514	—	8,312	—	8,826
Income tax withholdings related to equity awards	(547)	(272)	—	(4,423)	—	(4,695)
Stock-based compensation	415	207	—	787	—	994
Stock issuance costs	—	—	—	(395)	—	(395)
Common stock warrants exercised and expired	24	12	(310)	298	—	—
Net income	—	—	—	—	64,122	64,122
Balance at December 31, 2018	105,871	$52,936	$—	$452,513	$64,122	$569,571
Jones contribution adjustment	—	—	—	(1,969)	—	(1,969)
Stock-based compensation	841	420	—	3,600	—	4,020
Issuance of common stock	83,333	41,666	—	456,967	—	498,633
Income tax withholdings related to equity awards	(38)	(19)	—	(201)	—	(220)
Equity issuance costs	—	—	—	(1,487)	—	(1,487)
Net income	—	—	—	—	96,889	96,889
Preferred dividend accretion	—	—	—	—	(4,583)	(4,583)
Payment of preferred dividends	—	—	—	—	(17,832)	(17,832)
Balance at December 31, 2019	190,007	$95,003	$—	$909,423	$138,596	$1,143,022

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor		Successor
	Year Ended December 31,	For the Period from January 1, 2018 through August 13,	For the Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(111,405)	$(92,754)	$64,122	$96,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and non-current income taxes	(18,080)	1,052	29,079	28,026
Loss (gain) on sale of oil and gas properties	1,060	35,438	(155)	25
Impairment of oil and gas properties	43,990	—	—	—
Depreciation, depletion and amortization	123,557	68,032	53,944	276,526
Gain on derivative financial instruments	(16,753)	(881)	(10,465)	(51,735)
Cash settlements of derivative financial instruments	9,405	2,842	(5,579)	52,684
Amortization of debt discount, premium and issuance costs	35,880	29,457	2,404	16,274
Interest paid in-kind	38,073	25,004	—	—
Stock-based compensation	5,923	3,912	994	4,020
Decrease (increase) in accounts receivable	(16,128)	2,834	(61,048)	3,220
Decrease (increase) in other current assets	(921)	337	(12,527)	9,823
Increase in accounts payable and accrued expenses	80,013	10,462	41,533	15,485
Net cash provided by operating activities	174,614	85,735	102,302	451,237
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Covey Park Energy LLC, net of cash acquired	—	—	—	(693,869)
Capital expenditures	(180,481)	(150,106)	(169,786)	(486,781)
Advance payments for drilling costs	—	(3,692)	(5,644)	9,336
Proceeds from sales of oil and gas properties	1,528	103,593	13,796	475
Net cash used for investing activities	(178,953)	(50,205)	(161,634)	(1,170,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	8,000	865,577	450,000	927,000
Payments to retire debt	(8,000)	(49,679)	(1,291,352)	(127,000)
Repayment of Covey Park Energy LLC obligations	—	—	—	(533,390)
Issuance of common stock	—	—	—	300,000
Issuance of Series B Convertible Preferred Stock	—	—	—	175,000
Preferred stock dividends paid	—	—	—	(17,832)
Jones contribution	—	—	40,736	—
Debt and equity issuance costs	—	(18,127)	(6,351)	(8,617)
Income tax withholdings related to equity awards	(312)	(369)	(4,695)	(220)
Common stock warrants exercised	2	—	—	—
Net cash provided by (used for) financing activities	(310)	797,402	(811,662)	714,941
Net increase (decrease) in cash and cash equivalents	(4,649)	832,932	(870,994)	(4,661)
Cash and cash equivalents, beginning of the year	65,904	61,255	894,187	23,193
Cash and cash equivalents, end of the year	$61,255	$894,187	$23,193	$18,532

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

Basis of Presentation and Principles of Consolidation

Comstock Resources, Inc. and its subsidiaries are engaged in oil and natural gas exploration, development and production, and the acquisition of oil and natural gas properties. The Company's operations are primarily focused in Texas, Louisiana and North Dakota. The consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly owned or controlled subsidiaries (collectively, "Comstock" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in oil and gas properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements.  Net income (loss) and comprehensive income (loss) are the same in all periods presented.

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

Accordingly, the basis of the Bakken Shale Properties recognized by Comstock is the historical basis of the Jones Group.  The historical cost basis of the Bakken Shale properties contributed was $397.6 million, which was comprised of $554.3 million of capitalized costs less $156.7 million of accumulated depletion, depreciation and amortization.  The change in control of Comstock resulted in a new basis for Comstock and the Company elected to apply pushdown accounting pursuant to ASC 805, Business Combinations. The new basis was pushed down to Comstock for financial reporting purposes, resulting in Comstock's assets, liabilities and equity accounts being recognized at fair value upon the closing of the Jones Contribution.

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

The following table represents the allocation of fair value related to the assets acquired and the liabilities assumed after giving consideration for final purchase accounting adjustments based on the fair value of Comstock:

Consideration:	(In thousands)
Fair Value of Common Stock Issued	$149,357
Liabilities Assumed:
Current Liabilities	180,452
Long-Term Debt	2,059,560
Deferred Income Taxes	49,391
Reserve for Future Abandonment Costs	4,440
Liabilities Assumed	2,293,843
Total Consideration and Liabilities Assumed	$2,443,200
Assets Acquired:
Current Assets	936,026
Oil and Gas Properties	1,147,749
Other Property & Equipment	4,440
Income Taxes Receivable	19,086
Other Assets	2
Total Assets Acquired	2,107,303
Goodwill	$335,897

The goodwill that was recognized was primarily attributable to the excess of the fair value of Comstock's common stock over the identifiable assets acquired net of liabilities assumed, measured in accordance with generally accepted accounting principles in the United States. The fair value of oil and gas properties, a Level 3 measurement, was determined using discounted cash flow valuation methodology.  Key inputs to the valuation included average oil prices of $79.72 per barrel, average natural gas prices of $3.87 per thousand cubic feet and discount rates of 10% - 25%, based on reserve classification.  The combination of the Bakken Shale Properties with Comstock's Haynesville shale properties resulted in a Company with adequate resources and liquidity to fully exploit its Haynesville/Bossier shale asset base and to continue to expand its opportunity with future drilling, acquisitions and leasing activity in the basin.

  Covey Park Acquisition

On July 16, 2019, Comstock acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7.5% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million.  Based on the fair value of the preferred stock issued and the closing price of the Company's common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations were focused primarily in the Haynesville / Bossier shale in East Texas and North Louisiana.

Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to the Company's majority stockholder and by borrowings under Comstock's amended and restated bank credit facility and cash on hand.

As of December 31, 2019, the Jones Group owned approximately 73% of the Company's outstanding common stock and the former owners of Covey Park owned 15%. The Jones Group and the former owners of Covey Park hold Series B and Series A Convertible Preferred Stock, respectively, that is convertible into in the aggregate 96,250,000 shares of the Company's common stock.

In connection with the Covey Park Acquisition, Comstock incurred $41.0 million of advisory and legal fees and other acquisition-related costs. These acquisition costs are included in transaction costs in the Company's consolidated statements of operations.

The transaction was accounted for as a business combination, using the acquisition method.  Certain information to finalize the purchase price is not yet available, including the final tax return of Covey Park.  The Company expects to complete the purchase price allocation within the twelve month period following the acquisition date, during which time the value of the net assets and liabilities acquired may be revised as appropriate. The following table presents the Company's preliminary purchase price allocation of the assets acquired and liabilities assumed based on their fair values as of the acquisition date:

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

The Company's results of operations from the closing date on July 16, 2019 through December 31, 2019 include approximately $264.4 million of operating revenues and approximately $93.0 million of operating income, excluding general and administrative and interest expenses, attributable to the Covey Park assets.

Pro forma Results

The pro forma condensed combined financial information for the year ended December 31, 2019 gives effect to the Covey Park Acquisition as if the acquisition had occurred on January 1, 2019. The pro forma condensed combined financial information for year ended December 31, 2018 gives effect to the Covey Park Acquisition and the Jones Contribution as if the transactions had occurred on January 1, 2018. The unaudited pro forma information reflects adjustments for the issuance of the Company's common stock and preferred stock, debt incurred in connection with the transaction, impact of the fair value of properties acquired and related depletion other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings include acquisition-related costs of $41.0 million for year ended December 31, 2019 and 2018, respectively. The unaudited pro forma results do not reflect any cost savings or other synergies that may arise in the future.

	Pro Forma Year Ended December 31,
	2018	2019
	(In thousands, except per share amount)
Revenues:	$1,168,585	$1,147,290
Net Income	$180,303	$261,406

Net income per share:
Basic	$0.77	$1.00
Diluted	$0.64	$0.82

On November 1, 2019, Comstock acquired a privately held company with producing properties and acreage in the Haynesville shale basin in exchange for 4,500,000 newly issued shares of the Company's common stock. The acquisition qualified as a tax-free reorganization whereby the Company acquired carryover of the sellers inside tax basis and was accounted for as an asset acquisition. Based on the closing price of the Company's common stock of $6.85 per share on November 1, 2019, and the recognition of deferred income taxes associated with the acquisition, the transaction was valued at approximately $42.3 million.

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

Other Current Assets

Other current assets at December 31, 2018 and 2019 consist of the following:

	As of December 31,	As of December 31,
	2018	2019
	(In thousands)
Advance payments for drilling costs	$9,336	$—
Production tax refunds receivable	1,453	3,661
Pipe and oil field equipment inventory	912	4,503
Other	2,128	2,235
	$13,829	$10,399

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

The following presents the carrying amounts and the fair values of the Company's financial instruments as of December 31, 2018 and December 31, 2019:

	For the Years Ended December 31,
	2018		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (a)(b)	$15,401	$15,401	$89,192	$89,192
Liabilities:
Commodity-based derivatives (a)(b)	—	—	4,442	4,442
Bank credit facility (c)	450,000	450,000	1,250,000	1,250,000
7.5% senior notes due 2025 (d)	—	—	455,768	534,375
9.75% senior notes due 2026 (d)	817,066	720,375	820,057	765,000

_____________

(a)

The Company's oil and natural gas swaps, options, and basis swap agreements and its natural gas price collars are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.

(b)

As of December 31, 2019, a portion of our natural gas derivatives contain swaptions where the counterparty has the right, but not the obligation, to extend terms of an existing swap on predetermined dates. Due to subjectivity of the inputs used to value the counterparty rights in swaptions, these rights are classified as Level 3 in the fair value hierarchy.

(c)	The carrying value of our floating rate debt outstanding approximates fair value because of its floating rate structure.
(d)	The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2019, a Level 1 measurement.

The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

For the Year Ended December 31, 2019
(In thousands)
Balance at December 31, 2018	$—
Total gains:
Included in earnings	4,351
Settlements, net	—
Transfers out of Level 3	—
Balance at December 31, 2019	$4,351

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and gas properties. Costs incurred to acquire oil and gas leasehold are capitalized. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas. The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Exploration expense includes geological and geophysical expenses and delay rentals related to exploratory oil and gas properties, costs of unsuccessful exploratory drilling and impairments of unproved properties. As of December 31, 2019, the unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves.  These future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells would be drilled within the next five years as required by SEC rules in order to be included in proved reserves.  The costs of unproved properties are transferred to proved oil and gas properties when they are either drilled or they are reflected in proved undeveloped reserves and amortized on an equivalent unit-of-production basis. Costs associated with unevaluated exploratory acreage are periodically assessed for impairment on a property by property basis, and any impairment in value is included in exploration expense. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

During the year ended December 31, 2019, the Company finalized the valuation of the Company's assets and liabilities in connection with the Jones Contribution, which reduced goodwill to $335.9 million as of December 31, 2019.

The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment.  The Company performs annual assessment of goodwill on October 1st of each year to allow sufficient time to assess goodwill for impairment.

If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

The Company performed its qualitative assessment of goodwill as of October 1, 2019 and determined there was no indicators of impairment.

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

In adopting ASC 842, the Company utilized certain practical expedients available under ASC 842, including the election to not apply the recognition requirements to short term leases (defined as leases with an initial lease term of twelve months or less which do not contain a purchase option), the election to not separate lease and non-lease components, and the election to not reassess certain land easements in existence prior to January 1, 2019.

Upon adoption of ASC 842, the Company recognized right-of-use lease assets of $5.2 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities of $2.0 million and $3.2 million, respectively.  The beginning value of the lease assets and liabilities was determined based upon discounted future minimum cash flows contained within each of the respective contracts.  The Company utilized a discount rate of 5.0% in computing these discounted net future cash flows. Adoption of ASC 842 did not have a material effect our consolidated statements of operations, cash flows or stockholders' equity.

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

Lease costs recognized during the twelve months ended December 31, 2019 were as follows:

For the Year Ended December 31,
2019
(In thousands)
Operating lease cost included in general and administrative expense	$1,646
Operating lease cost included in lease operating expense	396
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	20,527
$22,569

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $2.0 million for the twelve months ended December 31, 2019.

As of December 31, 2019, the operating leases have a weighted average remaining term of 1.96 years. Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
2020	$1,994
2021	1,689
Total lease payments	3,683
Imputed interest	(174)
Total lease liability	$3,509

Accrued Expenses

Accrued expenses at December 31, 2018 and 2019 consist of the following:

	As of December 31, 2018	As of December 31, 2019
	(In thousands)
Accrued interest payable	$35,461	$39,501
Accrued drilling costs	17,920	42,193
Accrued transportation costs	4,632	26,907
Accrued transaction costs	—	10,830
Accrued employee compensation	6,045	8,653
Accrued lease operating expenses	2,130	4,990
Other	1,898	4,092
	$68,086	$137,166

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

The following table summarizes the changes in the Company's total estimated liability:

	Predecessor	Successor
	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
		(In thousands)
Reserve for future abandonment costs at beginning of the year	$10,407	$4,683	$5,136
Wells acquired	—	—	5,700
New wells placed on production	17	50	516
Changes in estimates and timing	—	270	6,333
Liabilities settled	(87)	—	(57)
Asset divestitures	—	—	(45)
Accretion expense	346	133	568
Reserve for future abandonment costs at end of the year	$10,683	$5,136	$18,151

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

Major Purchasers

In 2017, the Company had four major purchasers of its oil and natural gas production that accounted for 34%, 17%, 16% and 15% of its total oil and gas sales. In the Predecessor Period January 1, 2018 through August 13, 2018 the Company had three major purchasers of its oil and gas production that accounted for 33%, 22% and 20% of its total oil and natural gas sales.  During the Successor Period August 14, 2018 through December 31, 2018, the Company had two major purchasers of its oil and natural gas production that accounted for 32% and 18% of its total oil and natural gas sales. In 2019, the Company had three major purchasers of its oil and natural gas production that accounted for 19%, 16% and 12% of its total oil and gas sales. The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2018 or 2019. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company has recognized accounts receivable of $120.1 million as of December 31, 2019 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $11.7 million, $8.5 million, $4.5 million and $16.8 million in 2017, for the Predecessor Period from January 1, 2018 through August 13, 2018, for the Successor Period from August 14, 2018 through December 31, 2018 and 2019, respectively.

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

Earnings Per Share

Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. Performance share units ("PSUs") represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs. Unexercised common stock warrants represent the right to convert the warrants into common stock at an exercise price of $0.01 per share. The treasury stock method is used to measure the dilutive effect of unexercised common stock warrants. The shares that would be issuable upon exercise of the conversion right contained in the Company's convertible debt each period were based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion. None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. The Series A and Series B Convertible Preferred Stock issued in connection with the Covey Park Acquisition will become convertible into in the aggregate 96,250,000 shares of common stock beginning on July 16, 2020. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period. For the twelve months ended December 31, 2019, the preferred stock was dilutive.

Basic and diluted earnings per share were determined as follows:

	Successor
	For the Period from August 14, 2018 through December 31, 2018			Twelve Months Ended December 31, 2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$64,122			$74,474
Income allocable to unvested restricted shares	(248)			(356)
Basic and diluted net income attributable to common stock	63,874	105,453	$0.61	74,118	142,750	$0.52
Effect of Dilutive Securities:
Performance stock units	—	—		—	63
Preferred stock	—	—		22,415	44,565
Stock warrants	—	6		—	—
Diluted income attributable to common stock	$63,874	105,459	$0.61	$96,533	187,378	$0.52

	Predecessor
	Twelve Months Ended December 31, 2017			For the Period January 1, 2018 through August 13, 2018
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Basic and diluted net loss attributable to common stock	$(111,405)	14,644	$(7.61)	$(92,754)	15,262	$(6.08)

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

Shares of unvested restricted stock are included in common stock outstanding as such shares have a nonforfeitable right to participate in any dividends that might be declared and have the right to vote. Weighted average shares of unvested restricted stock included in common stock outstanding were as follows:

	Predecessor		Successor
	Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
Unvested restricted stock (in thousands)	612	839	410	685

All stock options, unvested PSUs, warrants exercisable into common stock and contingently issuable shares related to the convertible debt that were anti-dilutive to earnings and excluded from weighted average shares used in the computation of earnings per share were as follows:

	Predecessor		Successor
	Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
	(In thousands)
Weighted average PSUs	274	476	328	776
Weighted average grant date fair value per unit	$17.12	$13.83	$12.93	$9.56
Weighted average warrants for common stock	463	142	—	—
Weighted average exercise price per share	$0.01	$0.01	—	—
Weighted average contingently convertible shares	37,046	39,819	—	—
Weighted average conversion price per share	$12.32	$12.32	—	—

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes were as follows:

	Predecessor		Successor
	Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
	(In thousands)
Cash payments for:
Interest payments	$73,941	$36,187	$8,042	$149,039
Income tax payments	$3	$2	$—	2

Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(1,624)	$(3,255)	$15,301	$24,273

Non-cash investing and financing activities related to acquisitions
Issuance of common stock	$—	$—	$760,829	$198,633
Issuance of Series A Convertible Preferred Stock	$—	$—	$—	$200,000
Assumed 7½% senior notes	$—	$—	$—	$446,625
Acquired working capital	$—	$—	$36,351	$41,365

(a)

The Company paid $38.1 million and $25.0 million of interest in-kind on its convertible notes in 2017 and the Predecessor Period from January 1, 2018 through August 13, 2018, respectively.

Recent accounting pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. We did not early adopt ASU 2017-04 and will implement ASU 2017-04 on our financial statements when we perform annual impairment assessments following adoption of this standard in 2020. We do not expect the update to have a significant effect on our results of operations, liquidity or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02").  ASU 2016-02 requires lessees to include most leases on their balance sheets, but recognize lease costs in their financial statements in a manner similar to accounting for leases prior to ASC 2016-02.  ASU 2016-02 is effective for annual periods ending after December 15, 2018 and interim periods thereafter.    We adopted ASC 2016-02 beginning January 1, 2019.  We used the modified retrospective method of adoption for this new standard and are utilizing certain practical expedients as part of our adoption.  The adoption of ASU 2016-02 did not have a significant effect on our results of operations, liquidity or financial position.

In June 2016, The FASB issued Accounting Standards Update ASU No. 2016-13 ("ASU 2016-13") that amends guidance on reporting credit losses for trade receivables, net investments in leases, debt securities, loans and certain other instruments. ASU 2016-13 requires the use of a forward-looking expected loss model as opposed to existing incurred loss recognition. The update is effective for us beginning in 2020. The guidance requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the standard is effective. We are continuing to evaluate the provisions of this update, but we currently do not expect it will have a material impact on our results of operations, financial position and financial disclosures.

(2)  Acquisitions and Dispositions of Oil and Gas Properties

In October 2017, the Company adopted a plan of sale for its Eagle Ford shale oil properties located in South Texas and recognized an impairment of $43.8 million in the fourth quarter of 2017 to adjust the carrying value of these assets to their fair value less costs to sell.  The Company determined the fair value based on estimated discounted future net cash flows of the properties appropriately risk adjusted based on indication of values received from potential acquirers in a competitive bid process.  The asset retirement liability of $4.6 million associated with these assets was reclassified to current liabilities as of December 31, 2017. In April 2018, Comstock completed the sale of its producing Eagle Ford shale oil and gas properties for $106.4 million and retained the undeveloped acreage.  The Company recognized a loss on sale of these properties of $32.7 million during the Predecessor Period from January 1, 2018 through August 13, 2018.

Results of operations for the properties that were sold during the Predecessor Period from January 1 through August 13, 2018 were as follows:

Predecessor
For the Period from January 1, 2018 through
August 13, 2018
(In thousands)
Total oil and gas sales	$17,747
Total operating expenses (a)	(6,134)
Operating income	$11,613

(a)

Includes direct operating expenses, depreciation, depletion and amortization and exploration expense.  Excludes interest expense, general and administrative expenses and depreciation, depletion and amortization expense subsequent to the date the assets were designated as held for sale.

In 2017, the Company entered agreements to jointly develop certain acreage prospective for the Haynesville shale in Louisiana and Texas with USG Properties Haynesville, LLC ("USG").  As of December 31, 2017, USG had acquired approximately 6,300 net acres prospective for Haynesville shale development for the joint development program primarily in Caddo Parish, Louisiana.  The Company operates wells drilled on USG's acreage and has the right to acquire a 25% working interest in the first twelve wells drilled on the acreage and 40% for all subsequent wells by reimbursing USG for the attributable acreage costs of the wells being drilled. USG is also participating in a Haynesville shale drilling program on approximately 5,700 acres of Comstock's acreage in Harrison County, Texas.  Under the terms of the participation agreements, Comstock receives $1.1 million for 50% of Comstock's interest for each location for acreage and infrastructure related to each well location, with $400,000 of that amount being paid only if each well meets or exceeds established production targets.  Comstock also receives $80,000 for each well drilled as consideration for the Company's services managing the joint development program in addition to customary operating fees for each well drilled.

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

On July 16, 2019, the Company acquired Covey Park Energy LLC, for consideration valued at approximately $2.2 billion. The acquisition included 317,142 acres (248,196 net) with 1,230 (712.0 net) producing natural gas wells, 844 (383.0 net) of which produce from the Haynesville/Bossier shales.

On November 1, 2019, the Company acquired a privately held company in exchange for 4.5 million newly issued shares of the Company's common stock. The properties acquired included 7,702 acres (3,155 net) and 75 (20.1 net) producing natural gas wells, 36 (11.7 net) of which produce from the Haynesville shale.

(3)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and natural gas property acquisition, development and exploration activities:

Capitalized Costs	Successor
	As of December 31, 2018	As of December 31, 2019
	(In thousands)
Proved properties:
Leasehold costs	$1,010,987	$2,912,196
Wells and related equipment and facilities	671,177	1,165,317
Accumulated depreciation depletion and amortization	(210,452)	(485,851)
	1,471,712	3,591,662
Unproved properties	191,929	410,897
	$1,663,641	$4,002,559

Costs Incurred	Predecessor		Successor
	Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
	(In thousands)
Property acquisitions	$—	$39,323	$21,013	$2,097,451
Exploration and development:
Development leasehold	4,698	2,848	1,715	7,603
Development drilling	164,472	90,840	148,745	493,625
Other development	9,644	13,871	13,612	9,339
Total capital expenditures	$178,814	$107,559	$164,072	$510,567

(4) Long-term Debt

Long-term debt is comprised of the following:

	Successor
	As of December 31, 2018	As of December 31, 2019
	(In thousands)
7½% Senior Notes due 2025:
Principal	—	625,000
Discount, net of amortization	—	(169,232)
9¾% Senior Notes due 2026:
Principal	850,000	850,000
Discount, net of amortization	(32,934)	(29,943)
Bank Credit Facility:
Principal	450,000	1,250,000
Debt issuance costs, net of amortization	(22,703)	(25,693)
	$1,244,363	$2,500,132

The discounts on the senior notes are being amortized over the lives of the senior notes using the effective interest rate method. Issuance costs are amortized over the lives of the senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt as of December 31, 2019 by year of maturity:

	2020	2021	2022	2023	2024	Thereafter	Total
	(In thousands)
Bank credit facility	$—	$—	$—	$—	$1,250,000	$—	$1,250,000
7½% Senior Notes Due 2025	—	—	—	—	—	625,000	625,000
9¾% Senior Notes Due 2026	—	—	—	—	—	850,000	850,000
	$—	$—	$—	$—	$1,250,000	$1,475,000	$2,725,000

In connection with the Jones Contribution, the Company completed a series of refinancing transactions to retire all of its then-outstanding senior secured and unsecured notes.  On August 3, 2018, the Company issued $850.0 million of new senior notes for proceeds of $815.9 million.  Interest on the notes is payable on February 15 and August 15 at an annual rate of 9¾% and the notes mature on August 15, 2026.  As a part of the Covey Park Acquisition, the Company assumed $625.0 million of senior notes.  The fair market value of the notes at the closing was $446.6 million.  Interest on the assumed notes is payable on May 15 and November 15 at an annual rate of 7½%. The notes mature on May 15, 2025.

On August 14, 2018, the Company entered into a bank credit facility with Bank of Montreal, as administrative agent, and the participating banks. The bank credit facility was subject to a borrowing base of $700.0 million which was re-determined on a semi-annual basis and upon the occurrence of certain other events. Concurrent with the closing of the Covey Park Acquisition, the bank credit facility was amended and restated to provide for a $1,575.0 million borrowing base which will be re-determined on a semi-annual basis and upon the occurrence of certain other events. The maturity date was extended to July 16, 2024.  The initial committed borrowing base was set at $1,500.0 million, of which $1,250.0 million of borrowings were outstanding as of December 31, 2019. The borrowing base was reaffirmed in November 2019 during its scheduled redetermination. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bears interest at the Company's option, at either LIBOR plus 1.75% to 2.75% or a base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes.  The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0.  The financial covenants are determined starting with the financial results for the three months ended December 31, 2019.  The Company was in compliance with the covenants as of December 31, 2019.

(5) Commitments and Contingencies

The Company rents office space and other facilities under noncancelable operating leases. Rent expense for the year ended December 31, 2017 was $1.6 million. Rent for the Predecessor Period of January 1, 2018 to August 13, 2018 and the Successor Period of August 14, 2018 to December 31, 2018 was $1.0 million and $0.6 million, respectively. Rent for the year ended December 31, 2019 was $1.7 million. Minimum future lease payments as of December 31, 2019 are $2.9 million for 2020, $2.2 million for 2021 and $0.5 million for 2022.

The Company has entered into natural gas transportation contracts which expire beginning October 2021 and extend through October 2031. Commitments under these contracts are $10.7 million for 2020, $12.0 million for 2021, $24.9 million per year for 2022 through 2024 and $169.6 million for the remaining term of the contracts.

The Company has drilling rig contracts and completion service contracts. Terms of drilling contracts vary from well to well, or are for periods of less than one year. The service contracts are generally cancellable with 30 to 60 days' notice. Existing commitments under these contracts is $36.4 million as of December 31, 2019.

From time to time, the Company is involved in certain litigation that arise in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2018 or 2019.

(6) Preferred Stock

In connection with the Covey Park Acquisition, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a redemption value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder.  Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears.  At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of the Company's common stock at a conversion price of $4.00 per share, or an aggregate of 96,250,000 shares of the Company's common stock, subject to adjustment pursuant to customary anti-dilution provisions.  The Company has the right to redeem the preferred stock at any time at face value plus accrued dividends.  The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock. The difference in the fair value of the Series A Convertible Preferred Stock and the redemption value is being accreted to the redemption value of $210.0 million over a one year period to reflect the value of the preferred stock on July 16, 2020, when the preferred shares become convertible.

(7) Stockholders' Equity

On July 16, 2019, the Company amended its Second Amended and Restated Articles of Incorporation to increase its authorized capital to 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share, and 5,000,000 are preferred stock, $10.00 par value per share.

In 2017, holders of the Company's convertible notes converted $9.9 million of principal amount of the notes into 826,327 shares of common stock, respectively.

During 2017 and 2018, warrants were exercised for 1,502,255 and 402,708 shares of common stock, respectively, and 11,955 warrants expired without being exercised on September 7, 2018.  All warrants for common stock were either exercised or expired unused in 2018.

(8) Stock-based Compensation

The Company grants restricted shares of common stock and performance share units ("PSUs") to key employees and directors as part of their compensation. Grants are made pursuant to the 2019 Long-term Incentive Plan (the "2019 Plan"), which was approved by the Company's shareholders on May 31, 2019 at the Company's Annual Meeting. Upon approval of the 2019 Plan, the 2009 Long-term Incentive Plan (the "2009 Plan") was amended, restated and merged with and into the 2019 Plan. Future awards of performance share units, restricted stock grants or other equity awards available under the 2019 Long-term Incentive Plan as of December 31, 2019 were 5,501,598 shares of common stock.

Stock-based compensation expense is included in general and administrative expenses.  During 2017, and for the Predecessor Period from January 1, 2018 through August 13, 2018 the Company had $5.9 million and $3.9 million, respectively, in stock-based compensation expense.  For the Successor Period from August 14, 2018 through December 31, 2018, and during 2019 the Company had $1.0 million and $4.0 million, respectively, in stock-based compensation expense.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one to three years, using the straight-line method. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.

A summary of restricted stock activity is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2019	414,545	$8.70
Granted	874,661	$5.40
Vested	(163,641)	$8.53
Forfeitures	(33,256)	$7.74
Outstanding at December 31, 2019	1,092,309	$6.11

	Predecessor		Successor
	Year Ended December 31,	For the Period from January 1, 2018 through August 13,	For the Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
	(In thousands, except per share data)
Fair value of vested restricted stock	$1,684	$2,676	$3,541	$925
Per share weighted average fair value	$11.11	$8.51	$8.70	$5.40
Compensation expense recognized for restricted stock grants	$3,891	$2,262	$451	$2,121
Unrecognized compensation expense related to unvested shares				$5,500
Expected recognition period				2.2 years

Performance Share Units

The Company issues PSUs as part of its long-term equity incentive compensation. PSU awards can result in the issuance of common stock to the holder if certain performance criteria are met during a performance period. The performance periods consist of three years. The performance criteria for the PSUs are based on the Company's annualized total stockholder return ("TSR") for the performance period as compared with the TSR of certain peer companies for the performance period. The costs associated with PSUs are recognized as general and administrative expense over the performance periods of the awards.

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

Significant assumptions used to value PSUs included:

	Predecessor		Successor
	Year Ended December 31,	For the Period from January 1, 2018 through August 13,	For the Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
Risk free interest rate	1.6%	2.3%	2.7%	1.5%
Range of implied volatility:
Minimum	37%	42%	30%	32%
Maximum	134%	146%	88%	84%

The fair value of PSUs is amortized over the vesting period of three years, using the straight-line method.  The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 1,863,780 shares of common stock based on the achieved performance ranges from zero to two.

A summary of PSU activity is presented below:

	Number of PSUs	Weighted Average Grant Price
Outstanding at January 1, 2019	335,545	$12.93
Granted	618,672	$7.85
Forfeitures	(22,327)	$12.93
Outstanding at December 31, 2019	931,890	$9.56

	Predecessor		Successor
		For the Period from January 1, 2018 through August 13,	For the Period from August 14, 2018 through December 31,
	2017	2018	2018	2019
	(In thousands, except per unit data)
Number of PSUs granted	242	361	336	619
Grant date fair value	$4,395	$4,517	$4,339	$4,857
Grant date fair value per unit	$18.17	$12.52	$12.93	$7.85
Compensation expense recognized for PSUs	$2,032	$1,651	$543	$1,899
Unrecognized compensation expense related to unvested shares				$6,464
Expected recognition period				2.3 years

During the Predecessor Period from January 1, 2018 through August 13, 2018, 85,987 PSUs were earned and converted into restricted stock. The change of control that occurred due to the Jones Contribution resulted in the vesting of all then outstanding performance share units at the maximum amount that could be earned, and a total of 1,028,672 shares of common stock were issued related to the earned PSUs with a fair value of $8.8 million.

(9) Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were $761,000, $508,000, $252,000 and $1,041,000 for the years ended December 31, 2017, the Predecessor Period from January 1, 2018 through August 13, 2018, the Successor Period from August 14, 2018 through December 31, 2018, and 2019, respectively.

(10) Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The following is an analysis of the consolidated income tax provision (benefit):

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
	(In thousands)
Current - Federal	$(19,086)	$—	$(1,349)	$—
Current - State	136	13	82	(223)
Deferred - Federal	—	2,412	16,406	27,550
Deferred - State	1,006	(1,360)	3,805	476
	$(17,944)	$1,065	$18,944	$27,803

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

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, reduced the corporate income tax rate effective January 1, 2018 from 35% to 21%. Among the other significant tax law changes that potentially affect the Company are the elimination of the corporate alternative minimum tax ("AMT"), changes that require operating losses incurred in 2018 and beyond be carried forward indefinitely with no carryback up to 80% of taxable income in a given year, and limitations on the deduction for interest expense incurred in 2018 or later of up to 30% of its adjusted taxable income (defined as taxable income before interest and net operating losses) for the taxable year.  For the tax years beginning before January 1, 2022, the adjusted taxable income for these purposes is also adjusted to exclude the impact of depreciation, depletion and amortization.  The Tax Cuts and Jobs Act preserved deductibility of intangible drilling costs for federal income tax purposes, which allows the Company to deduct a portion of drilling costs in the year incurred and minimizes current taxes payable in periods of taxable income. In December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Tax Cuts and Jobs Act.  The Company remeasured certain deferred federal tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  The amount recognized related to the remeasurement of its deferred federal tax balance was $140.4 million, which was subject to a valuation allowance.  The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year.  In addition, 50% of any unused AMT credit carryforwards can be refunded during tax years 2018 through 2020.  The Company had $20.4 million of unused AMT credit carryforwards as of December 31, 2018, of which $10.2 million was refunded during 2019.

The difference between the customary rate of 35% for 2017, 21% for 2018 and 2019 and the effective tax rate on income (losses) is due to the following:

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
	(In thousands)
Tax at statutory rate	$(45,272)	$(19,255)	$17,444	$26,185
Tax effect of:
AMT credit refundable	(19,086)	—	(1,349)	—
Valuation allowance on deferred tax assets	41,116	22,053	(903)	(494)
State income taxes, net of federal benefit	(892)	(3,599)	3,863	(499)
Nondeductible transaction costs	—	—	—	1,417
Nondeductible stock-based compensation	1,408	668	(120)	886
Net operating loss expirations	1,548	—	—	—
Other	3,234	1,198	9	308
Total	$(17,944)	$1,065	$18,944	$27,803

	Predecessor		Successor
	Year Ended December 31,	Period from January 1, 2018 through August 13,	Period from August 14, 2018 through December 31,	Year Ended December 31,
	2017	2018	2018	2019
Tax at statutory rate	35.0%	21.0%	21.0%	21.0%
Tax effect of:
AMT credit refundable	14.8	—	(1.6)	—
Valuation allowance on deferred tax assets	(31.8)	(24.1)	(1.1)	(0.4)
State income taxes, net of federal benefit	0.7	3.9	4.7	(0.4)
Nondeductible transaction costs	—	—	—	1.1
Nondeductible stock-based compensation	(1.1)	(0.7)	(0.1)	0.7
Net operating loss expirations	(1.2)	—	—	—
Other	(2.5)	(1.3)	—	0.3
Effective tax rate	13.9%	(1.2)%	22.9%	22.3%

The tax effects of significant temporary differences representing the net deferred tax liability at December 31, 2018 and 2019 were as follows:

	Successor
	2018	2019
	(In thousands)
Deferred tax assets:
Asset retirement obligation	$2,329	$3,812
Net operating loss carryforwards	65,317	51,656
Interest expense limitation	45,265	62,552
Gain on debt exchange and original issue discount	42	2,127
Other	3,711	6,895
	116,664	127,042
Valuation allowance on deferred tax assets	(18,390)	(16,876)
Deferred tax assets	98,274	110,166
Deferred tax liabilities:
Property and equipment	(252,668)	(269,587)
Unrealized hedging income	(3,399)	(10,763)
Amortization of bond discount	—	(37,458)
Other	(4,124)	(4,130)
Deferred tax liabilities	(260,191)	(321,938)
Net deferred tax liability	$(161,917)	$(211,772)

At December 31, 2019, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss – U.S. federal	2019-2037	$906,317
Net operating loss – U.S. federal	Unlimited	$3,813
Net operating loss – state taxes	2020-2037	$1,538,152
Interest expense – U.S. Federal	Unlimited	$297,875

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

NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire.  NOLs generated in 2018 and after would be carried forward indefinitely.  Comstock's use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then it will lose the ability to apply those NOLs as offsets to future taxable income.  The Company estimates that $840.4 million of the U.S. federal NOL carryforwards and $1.4 billion of the estimated state NOL carryforwards will expire unused.

The Company's federal income tax returns for the years subsequent to December 31, 2014 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2016. The Company currently believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

(11) Derivative Financial Instruments and Hedging Activities

Comstock uses commodity swaps, basis swaps, collars and swaptions to hedge oil and natural gas prices to manage price risk. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap. Swaptions are a combined derivative which includes a fixed price swap and a sold option to extend the volume hedged.

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

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its oil derivative financial instruments are tied to the WTI-NYMEX index price.  Basis swaps are tied to Henry Hub.  The Company had the following outstanding commodity-based derivative financial instruments, excluding basis swaps which are discussed separately below, at December 31, 2019:

	Future Production Period
	Year Ending December 31, 2020		Year Ending December 31, 2021		Year Ending December 31, 2022	Total
Natural Gas Swap Contracts:
Volume (MMBtu)	106,464,209		20,908,140		10,950,000	138,322,349
Average Price per MMBtu	$2.79		$2.87		$2.81	$2.81
Natural Gas 2-Way Collar Contracts:
Volume (MMBtu)	16,350,000		—		—	16,350,000
Price per MMBtu:
Average Ceiling	$3.46		—		—	$3.46
Average Floor	$2.47		—		—	$2.47
Natural Gas 3-Way Collar Contracts:
Volume (MMBtu)	26,510,000		—		—	26,510,000
Price per MMBtu:
Average Ceiling	$2.99		—		—	$2.99
Average Floor	$2.65		—		—	$2.65
Average Put	$2.33		—		—	$2.33
Natural Gas Swaptions Contracts:
Volume (MMBtu)	54,010,000	(a)	11,800,000	(b)	—	65,810,000
Average Price per MMBtu	$2.52		$2.53		—	$2.52
Crude Oil Collar Contracts:
Volume (Barrels)	1,262,600		—		—	1,262,600
Price per Barrel:
Average Ceiling	$64.92		—		—	$64.92
Average Floor	$48.65		—		—	$48.65

(a)	The counterparty has the right to extend hedged volumes of 53,900,000 MMBtu of swaptions placed in 2020 into 2021 at an average price of $2.52 per MMBtu.
(b)	The counterparty has the right to extend hedged volumes of 22,750,000 MMBtu of swaptions placed in 2020 and 2021 into 2022 at an average price $2.52 per MMBtu.

In addition to the swaps, collars and swaptions above, the Company had basis swap contracts that lock-in differentials between NYMEX Henry Hub and certain physical pricing indices. These contracts settle monthly through December 2022 and include volumes of 47,510,000 MMBtu. The fair value of these contracts was a net asset of $2.0 million at December 31, 2019.

Subsequent to December 31, 2019, the Company has added 28,000,000 MMBtu of additional natural gas swaptions agreements at an average price of $2.51 per MMBtu, with an additional 43,800,000 subject to option exercises, at an average price of $2.51 per MMBtu. These contracts begin in January 2020, April 2020 or January 2021 with one year terms after which extensions could be executed for additional one year terms. None of the derivative contracts were designated as cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	Fair Value
		(in thousands)
Fair Value of Derivative Instruments as of December 31, 2018
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$6,096
Oil price derivatives	Derivative Financial Instruments – current	9,305
		$15,401
Fair Value of Derivative Instruments as of December 31, 2019
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$75,123
Oil price derivatives	Derivative Financial Instruments – current	181
		$75,304
Natural gas price derivatives	Derivative Financial Instruments – long-term	$13,888
Liability Derivatives:
Oil price derivatives	Derivative Financial Instruments – current	$222
Natural gas price derivatives	Derivative Financial Instruments – long-term	$4,220

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value of the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Predecessor		Successor

Gain/(Loss) Recognized in Earnings on Derivatives	For the Year Ended December 31, 2017	For the Period from January 1, 2018 through August 13, 2018	For the Period from August 14, 2018 through December 31, 2018	For the Year Ended December 31, 2019
	(In thousands)
Swaps	$16,753	$1,267	$2,720	$43,944
Collars	—	(386)	7,745	3,440
Swaptions	—	—	—	4,351
	$16,753	$881	$10,465	$51,735

(12) Related Party Transactions

In February 2019, Comstock sold certain leases covering 1,464 undeveloped net acres in Caddo Parish, Louisiana for $5.9 million to a partnership owned by the Company's majority stockholder. The proceeds from the sale were used to fund the purchase of a like number of net acres from a third party for $5.9 million. The acreage acquired was in part the acreage sold to the partnership or acreage in the same area. The purchase price paid per net acre was determined by the price paid by the Company to the third party. As of December 31, 2019, Comstock had drilled nine wells, and completed four wells for the partnership. The remaining five wells will be completed in 2020. The Company operates and owns working interests in these properties along with the partnerships owned by the majority stockholder. Comstock also drilled six wells in South Texas that the Company does not have an interest in for another partnership owned by its majority stockholder. As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells as well as customary drilling and operating overhead fees that it charges other working interest owners. Comstock received $45.5 million from the partnerships for the year ended December 31, 2019 and had a $35.5 million receivable from the partnerships at December 31, 2019. The December 31, 2019 receivable was collected in full in 2020.

(13) Supplementary Quarterly Financial Data (Unaudited)

	2018
	Predecessor			Successor
	First	Second	July 1 through August 13	August 14 through September 30	Fourth
	(In thousands, except per share data)
Total oil and gas sales	$72,593	$61,449	$32,588	$70,123	$153,498
Operating income (loss)	$(5,122)	$7,716	$8,228	$34,581	$81,450
Net income (loss)	$(41,886)	$(34,003)	$(16,865)	$13,823	$50,299
Income (loss) per share:
Basic and diluted	$(2.78)	$(2.23)	$(1.09)	$0.13	$0.48

	2019
	First	Second	Third	Fourth
	(In thousands, except per share data)
Total oil and gas sales	$126,881	$128,116	$224,444	$289,248
Operating income	$53,224	$43,621	$76,360	$101,681
Net income	$13,575	$21,407	$6,791	$55,116
Income (loss) per share:
Basic	$0.13	$0.20	$(0.01)	$0.22
Diluted	$0.13	$0.20	$(0.01)	$0.19

The first quarter and second quarter of 2018 include loss on property sales of $28.6 million and $6.8 million, respectively. Basic and diluted per share amounts are the same for each of the quarters where a net loss was reported.

(14) Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Comstock's net quantities of oil and natural gas reserves:

	Predecessor				Successor
	Year Ended December 31, 2017		Period from January 1, 2018 through August 13, 2018		Period from August 14, 2018 through December 31, 2018			Year Ended December 31, 2019
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)		Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of period	7,277	872,468	7,552	1,116,956	28,994	[1]	2,246,501	23,612	2,282,758
Revisions of previous estimates	1,232	33,721	4	17,778	5		23,949	(4,621)	62,697
Extensions and discoveries	1	291,881	5,651	950,032	—		30,126	259	315,286
Acquisitions of minerals in place	—	—	—	220,088	—		33,612	240	3,023,109
Sales of minerals in place	(7)	(7,593)	(6,870)	(54,341)	(4,002)		(6,399)	(58)	(49,520)
Production	(951)	(73,521)	(287)	(55,240)	(1,385)		(45,031)	(2,685)	(292,833)
End of period	7,552	1,116,956	6,050	2,195,273	23,612		2,282,758	16,747	5,341,497
Proved Developed Reserves:
Beginning of period	7,277	321,527	7,552	436,114	22,845	[1]	550,198	21,466	583,107
End of period	7,552	436,114	403	500,031	21,466		583,107	15,104	1,890,357
Proved Undeveloped Reserves:
Beginning of period	—	550,941	—	680,842	6,149	[1]	1,696,303	2,146	1,699,651
End of period	—	680,842	5,647	1,695,242	2,146		1,699,651	1,643	3,451,140
Reserves associated with Assets Held for Sale:
Proved Reserves
Beginning of period	6,950	9,915	7,116	10,484
End of period	7,116	10,484	—	—
Proved Developed Reserves
Beginning of period	6,950	9,915	7,116	10,484
End of period	7,116	10,484	—	—
Proved Undeveloped Reserves
Beginning of period	—	—	—	—
End of period	—	—	—	—

(1)	The beginning proved reserves balance represents the contributed Bakken shale properties and the reserves of the Predecessor on a combined basis.

The acquisitions of minerals in place in 2019 is primarily related to the Covey Park Acquisition.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves:

	Predecessor		Successor
	As of December 31, 2017	As of August 13, 2018	As of December 31, 2018	As of December 31, 2019
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,588,764	$6,384,203	$8,054,092	$13,078,155
Future Costs:
Production	(986,398)	(1,804,559)	(2,160,912)	(3,562,042)
Development and Abandonment	(672,559)	(1,945,141)	(1,800,335)	(3,171,351)
Future Income Taxes	5,239	(199,589)	(622,241)	(676,759)
Future Net Cash Flows	1,935,046	2,434,914	3,470,604	5,668,003
10% Discount Factor	(1,053,502)	(1,556,927)	(1,996,764)	(2,754,792)
Standardized Measure of Discounted Future Net Cash Flows	$881,544	$877,987	$1,473,840	$2,913,211
Standardized Measure of Discounted Future Net Cash Flows Related to Assets Held for Sale	$109,134	$—	$—	$—

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves:

	Predecessor		Successor
	Year Ended December 31, 2017	Period from January 1, 2018 through August 13, 2018	Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
	(In thousands)
Standardized Measure, Beginning of Year	$429,275	$881,544	$1,317,383	$1,473,840
Net change in sales price, net of production costs	326,662	(61,662)	223,731	(716,930)
Development costs incurred during the year which were previously estimated	119,864	86,086	112,073	311,331
Revisions of quantity estimates	57,042	19,815	27,090	16,340
Accretion of discount	43,130	53,413	55,692	175,514
Changes in future development and abandonment costs	(62,509)	(27,489)	23,139	(93,476)
Changes in timing and other	(15,565)	(17,723)	9,434	180,314
Extensions and discoveries	167,135	167,986	15,263	442,099
Acquisitions of minerals in place	—	72,738	54,143	1,813,491
Sales of minerals in place	(6,027)	(124,083)	(42,870)	(51,070)
Sales, net of production costs	(194,562)	(129,991)	(181,218)	(580,922)
Net changes in income taxes	17,099	(42,647)	(140,020)	(57,320)
Standardized Measure, End of Year	$881,544	$877,987	$1,473,840	$2,913,211

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

Prices used in determining oil and natural gas reserves quantities and cash flows are as follows:

	Predecessor		Successor
	Year Ended December 31, 2017	Period from January 1, 2018 through August 13, 2018	Period from August 14, 2018 through December 31, 2018	Year Ended December 31, 2019
Crude Oil: $/barrel	$48.71	$62.29	$61.21	$55.69
Natural Gas: $/Mcf	$2.88	$2.74	$2.90	$2.58

Proved reserve information utilized in the preparation of the financial statements were based on estimates prepared by our petroleum engineering staff in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States of America. We retained two independent petroleum consultants to conduct audits of our 2019 reserve estimates. The aggregate audited values of pre-tax discounted future net cash flows represented 100.0% of the pretax discounted values as of December 31, 2019. The purpose of these audits was to provide additional assurance on the reasonableness of internally prepared reserve estimates. The engineering firms were selected for their geographic expertise and their historical experience.

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