Form 10-Q
period 2020-03-31
COMSTOCK RESOURCES INC
filed 2020-05-07
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 7, 2020 was 190,354,945.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS	(In thousands)
Cash and Cash Equivalents	$15,527	$18,532
Accounts Receivable:
Oil and gas sales	83,594	120,111
Joint interest operations	16,706	24,761
From affiliates	25,744	35,469
Derivative Financial Instruments	101,821	75,304
Income Taxes Receivable	10,218	5,109
Other Current Assets	14,227	10,399
Total current assets	267,837	289,685
Property and Equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,234,229	4,077,513
Unproved	384,654	410,897
Other	6,821	6,866
Accumulated depreciation, depletion and amortization	(596,591)	(486,473)
Net property and equipment	4,029,113	4,008,803
Goodwill	335,897	335,897
Income Taxes Receivable	—	5,109
Derivative Financial Instruments	6,835	13,888
Operating Lease Right-of-Use Assets	3,828	3,509
Other Assets	231	231
	$4,643,741	$4,657,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$215,338	$252,994
Accrued Expenses	107,081	137,166
Operating Leases	2,157	1,994
Derivative Financial Instruments	3,043	222
Total current liabilities	327,619	392,376
Long-term Debt	2,507,284	2,500,132
Deferred Income Taxes	223,104	211,772
Derivative Financial Instruments	4,380	4,220
Long-term Operating Leases	1,671	1,515
Reserve for Future Abandonment Costs	18,613	18,151
Other Non-current Liabilities	4,594	6,351
Total liabilities	3,087,265	3,134,517
Commitments and Contingencies
Mezzanine Equity:
Preferred Stock — 5,000,000 shares authorized, 385,000 shares issued and outstanding at March 31, 2020 and December 31, 2019:
Series A 10% Convertible Preferred Stock, 210,000 shares issued and outstanding	207,083	204,583
Series B 10% Convertible Preferred Stock, 175,000 shares issued and outstanding	175,000	175,000
Stockholders' Equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 189,980,509 and 190,006,776 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	94,990	95,003
Additional paid-in capital	910,851	909,423
Accumulated earnings	168,552	138,596
Total stockholders' equity	1,174,393	1,143,022
	$4,643,741	$4,657,122

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$207,239	$90,132
Oil sales	18,639	36,749
Total oil and gas sales	225,878	126,881
Operating expenses:
Production taxes	5,567	5,939
Gathering and transportation	28,411	7,430
Lease operating	28,712	14,885
Depreciation, depletion and amortization	110,425	37,590
General and administrative	8,719	7,814
Exploration	27	—
Gain on sale of oil and gas properties	—	(1)
Total operating expenses	181,861	73,657
Operating income	44,017	53,224
Other income (expenses):
Gain (loss) from derivative financial instruments	61,899	(7,657)
Other income	313	93
Interest expense	(52,810)	(27,851)
Total other income (expenses)	9,402	(35,415)
Income before income taxes	53,419	17,809
Provision for income taxes	(11,391)	(4,234)
Net income	42,028	13,575
Preferred stock dividends and accretion	(12,072)	—
Net income available to common stockholders	$29,956	$13,575

Net income per share:
Basic	$0.16	$0.13
Diluted	$0.15	$0.13
Weighted average shares outstanding:
Basic	188,916	105,457
Diluted	285,166	105,457

The accompanying notes are an integral part of these statements

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Total
	(In thousands)
Balance at December 31, 2018	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	$52,934	$453,163	$77,697	$583,794

Balance at December 31, 2019	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings related to equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred dividend accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	$94,990	$910,851	$168,552	$1,174,393

The accompanying notes are an integral part of these statements

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,028	$13,575
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred and non-current income taxes	11,330	4,352
Exploration	27	—
Gain on sale of oil and gas properties	—	(1)
Depreciation, depletion and amortization	110,425	37,590
Loss (gain) on derivative financial instruments	(61,899)	7,657
Cash settlements of derivative financial instruments	45,416	5,388
Amortization of debt discount, premium and issuance costs	7,199	1,574
Stock-based compensation	1,430	648
Decrease in accounts receivable	54,297	10,783
Decrease (increase) in other current assets	(3,828)	1,577
Decrease in accounts payable and accrued expenses	(56,306)	(8,428)
Net cash provided by operating activities	150,119	74,715
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(143,490)	(94,939)
Advance payments for drilling costs	—	6,030
Proceeds from sales of oil and gas properties	—	415
Net cash used for investing activities	(143,490)	(88,494)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	57,000	45,000
Payments to retire debt	(57,000)	(25,000)
Preferred stock dividends paid	(9,572)	—
Debt and equity issuance costs	(47)	(90)
Income tax withholdings related to equity awards	(15)	—
Net cash provided by (used for) financing activities	(9,634)	19,910
Net increase (decrease) in cash and cash equivalents	(3,005)	6,131
Cash and cash equivalents, beginning of the year	18,532	23,193
Cash and cash equivalents, end of the year	$15,527	$29,324

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2020, and the related results of operations and cash flows for the periods being presented.  Net income and comprehensive income are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the period through March 31, 2020 are not necessarily an indication of the results expected for the full year.

Covey Park Acquisition

On July 16, 2019, Comstock acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7.5% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million. Based on the fair value of the preferred stock issued and the closing price of the Company's common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations are focused primarily in the Haynesville/Bossier shale in North Louisiana and East Texas. Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to the Company's majority stockholder and by borrowings under Comstock's bank credit facility and cash on hand. In connection with the Covey Park Acquisition, Comstock incurred $41.0 million of advisory and legal fees and other acquisition-related costs during the year ended December 31, 2019. These acquisition costs were included in transaction costs in the Company's consolidated statements of operations.  The operations of Covey Park are included in the financial results for the three months ended March 31, 2020.  The following pro forma condensed combined financial information for the three months ended March 31, 2019 gives effect to the Covey Park Acquisition as if the acquisition had occurred on January 1, 2019. The unaudited pro forma information reflects adjustments for the issuance of the Company's common stock and preferred stock, debt incurred in connection with the transaction, impact of the fair value of properties acquired on depletion and other adjustments the Company believes are reasonable for the pro forma presentation. In addition, the pro forma earnings exclude acquisition-related costs.  The unaudited pro forma results do not reflect any cost savings or other synergies that may arise in the future.

Pro Forma
Three Months Ended
March 31, 2019
(In thousands, except per share amount)
Revenues:	$315,303
Net Income	$62,077

Net income per share:
Basic	$0.28
Diluted	$0.22

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

Goodwill

The Company had goodwill of $335.9 million as of March 31, 2020 that was recorded in 2018. Goodwill represents the excess of value of the Company over fair value of net tangible and identifiable intangible assets at the time of the change in control, which occurred on August 14, 2018.  The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs annual assessment of goodwill on October 1st of each year to allow sufficient time to assess goodwill impairment and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

Leases

The Company has right-of-use lease assets of $3.8 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities of $2.1 million and $1.7 million, respectively.  The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts.  Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.

Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development operations.  Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment.  Comstock accordingly manages the terms of its contracts for drilling rigs so as to allow for maximum flexibility in responding to these changing conditions.  The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with thirty days advance notice without a specified expiration date.  Accordingly, the Company has elected not to recognize right-of-use lease assets for these rig contracts.  The costs associated with drilling rig operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months ended March 31, 2020 were as follows:

Three Months Ended
March 31, 2020
(In thousands)
Operating lease cost included in general and administrative expense	$411
Operating lease cost included in lease operating expense	137
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	12,309
$12,857

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.5 million for the three months ended March 31, 2020.

As of March 31, 2020, Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
April 1 to December 31, 2020	$2,293
2021	1,518
2022	196
Total lease payments	4,007
Imputed interest	(179)
Total lease liability	$3,828

The weighted average term of these operating leases was 1.8 years and the weighted average rate used in lease computations was 4.8%. As of March 31, 2020, the Company also had expected future payments for contracted drilling services of $4.4 million.

Accrued Expenses

Accrued expenses at March 31, 2020 and December 31, 2019 consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(In thousands)
Accrued interest payable	$29,906	$39,501
Accrued drilling costs	29,003	42,193
Accrued transportation costs	26,359	26,907
Accrued transaction costs	6,690	10,830
Accrued employee compensation	4,562	8,653
Accrued lease operating expenses	6,200	4,990
Other	4,361	4,092
	$107,081	$137,166

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Reserve for future abandonment costs at beginning of period	$18,151	$5,136
New wells placed on production	186	40
Liabilities settled and assets disposed of	(11)	(29)
Accretion expense	287	96
Reserve for future abandonment costs at end of period	$18,613	$5,243

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

All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. Basis swaps are tied to Henry Hub.  The Company had the following outstanding commodity-based derivative financial instruments, excluding basis swaps which are discussed separately below, at March 31, 2020:

	Future Production Period
	Nine Months Ending December 31, 2020		Year Ending December 31, 2021		Total
Natural Gas Swap Contracts:
Volume (MMBtu)	78,222,890		62,883,140		141,106,030
Average Price per MMBtu	$2.73		$2.57		$2.66
Natural Gas 2-Way Collar Contracts:
Volume (MMBtu)	7,200,000		—		7,200,000
Price per MMBtu:
Average Ceiling	$2.92		—		$2.92
Average Floor	$2.41		—		$2.41
Natural Gas 3-Way Collar Contracts:
Volume (MMBtu)	13,750,000		—		13,750,000
Price per MMBtu:
Average Ceiling	$2.99		—		$2.99
Average Floor	$2.63		—		$2.63
Average Put	$2.32		—		$2.32
Natural Gas Swaptions Contracts:
Volume (MMBtu)	57,750,000	(a)	23,650,000	(b)	81,400,000
Average Price per MMBtu	$2.52		$2.52		$2.52
Crude Oil Collar Contracts:
Volume (Barrels)	820,600		—		820,600
Price per Barrel:
Average Ceiling	$64.13		—		$64.13
Average Floor	$49.51		—		$49.51

(a)	The counterparty has the right to extend hedged volumes of 71,250,000 MMBtu of swaptions placed in 2020 into 2021 at an average price of $2.52 per MMBtu.
(b)	The counterparty has the right to extend hedged volumes of 49,200,000 MMBtu of swaptions placed in 2020 and 2021 into 2022 at an average price $2.51 per MMBtu.

In addition to the swaps, collars and swaptions above, at March 31, 2020, the Company had basis swap contracts that lock-in the differential between NYMEX Henry Hub and certain physical pricing indices.  These contracts settle monthly through December 2022 and include a total volume of 42,050,000 MMBtu.  The fair value of these contracts was a net asset of $1.9 million at March 31, 2020.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	March 31, 2020	December 31, 2019
		(in thousands)
Fair Value of Derivative Instruments
Asset Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$85,349	$75,123
Oil price derivatives	Derivative Financial Instruments – current	16,472	181
		$101,821	$75,304
Natural gas price derivatives	Derivative Financial Instruments – long-term	$6,835	$13,888
Liability Derivatives:
Natural gas price derivatives	Derivative Financial Instruments – current	$3,043	$222
Natural gas price derivatives	Derivative Financial Instruments – long-term	$4,380	$4,220

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to the change in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain/(Loss) Recognized in	Three Months Ended March 31,
Earnings on Derivatives	2020	2019
	(In thousands)
Swaps	$22,147	$3,157
Collars	24,087	(10,814)
Swaptions	15,665	—
	$61,899	$(7,657)

Subsequent to March 31, 2020, the Company entered into additional natural gas swap contracts for 2,300,000 MMBtu for the fourth quarter of 2020 with a weighted average price of $2.60 per MMBtu, 56,100,000 MMBtu for 2021 with a weighted average price of $2.54 per MMBtu and 10,950,000 MMBtu in 2022 with a weighted average price of $2.53 per MMBtu. The Company also entered into natural gas collars covering 4,600,000 MMBtu for the fourth quarter of 2020 with an average ceiling price of $3.01 per MMBtu and an average floor price of $2.50 per MMBtu and 54,750,000 MMBtu in 2021 with an average ceiling price of $2.94 per MMBtu and an average floor price of $2.43 per MMBtu. Comstock entered into interest rate swap agreements to fix LIBOR at 0.33% for $500.0 million of amounts outstanding under the bank credit facility from April 2020 through April 2023.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.4 million and $0.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, Comstock had 1,060,248 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.10 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $4.6 million as of March 31, 2020 is expected to be recognized over a period of 2.0 years.

As of March 31, 2020, Comstock had 904,400 PSUs outstanding at a weighted average grant date fair value of $9.58 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,808,800 shares of common stock. Total unrecognized compensation cost related to these grants of $5.6 million as of March 31, 2020 is expected to be recognized over a period of 2.1 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2020. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $83.6 million as of March 31, 2020 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

On January 1, 2020, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 326, Credit Losses ("ASC 326"). In adopting ASC 326, the Company determined Topic 326 is limited to the trade accounts receivables relating to purchaser receivables and joint interest receivables of the Company. The Company performs quarterly impairment analysis using the Current Expected Credit Losses ("CECL") impairment model. The Company concluded there is no cumulative-effect adjustment required as of January 1, 2020 and credit impairment at March 31, 2020 is immaterial.

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

The following is an analysis of the consolidated income tax provision:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Current - Federal	$—	$—
Current - State	61	(118)
Deferred - Federal	11,503	3,942
Deferred - State	(173)	410
	$11,391	$4,234

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2020	2019
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(0.5)	1.5
State income taxes, net of federal benefit	0.3	0.7
Nondeductible stock-based compensation	0.5	0.6
Effective tax rate	21.3%	23.8%

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

The Company's oil and natural gas price swap agreements and its natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these swap agreements, is categorized as a Level 2 measurement. The Company’s swaption agreements are measured at fair value using a third-party pricing service, categorized as a Level 3 measurement.

The Company had no derivative instruments classified as Level 3 as of March 31, 2019. The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

Three Months Ended
March 31, 2020
(In thousands)
Balance at beginning of year	$4,351
Total gain included in earnings	15,665
Settlements, net	(7,328)
Balance at end of period	$12,688

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company’s financial instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (a)(b)	$108,656	$108,656	$89,192	$89,192
Liabilities:
Commodity-based derivatives (a)(b)	7,423	7,423	4,442	4,442
Bank credit facility (c)	1,250,000	1,250,000	1,250,000	1,250,000
7.5% senior notes due 2025 (d)	461,023	362,500	455,768	534,375
9.75% senior notes due 2026 (d)	820,854	569,500	820,057	765,000

     _____________

(a)

The Company's oil and natural gas swaps, options, and basis swap agreements and its natural gas price collars are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.

(b)

As of March 31, 2020, a portion of our natural gas derivatives contain swaptions where the counterparty has the right, but not the obligation, to extend terms of an existing swap on predetermined dates. Due to subjectivity of the inputs used to value the counterparty rights in swaptions, these rights are classified as Level 3 in the fair value hierarchy.

(c)	The carrying value of our floating rate debt outstanding approximates fair value because of its floating rate structure.
(d)	The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2019, a Level 1 measurement.

Earnings Per Share

Unvested share-based payment awards containing nonforfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.  The shares that would have been issuable upon exercise of the conversion rights contains in the Predecessor Company's convertible debt are based on the if-converted method for computing potentially dilutive shares of common stock that could be issued upon conversion. None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. The Series A and Series B Convertible Preferred Stock issued in connection with the Covey Park Acquisition will become convertible into in the aggregate 96,250,000 shares of common stock beginning on July 16, 2020 at a conversion price of $4.00 per share. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period. For the three months ended March 31, 2020, the preferred stock was dilutive.

Basic and diluted income per share were determined as follows:

	Three Months Ended March 31,
	2020			2019
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$29,956			$13,575
Income allocable to unvested restricted shares	(37)			(53)
Basic income attributable to common stock	29,919	188,916	$0.16	13,522	105,457	$0.13
Effect of Dilutive Securities:
Preferred stock	$12,072	96,250		—	—
Diluted income attributable to common stock	$41,991	285,166	$0.15	$13,522	105,457	$0.13

At March 31, 2020 and December 31, 2019, 1,060,248 and 1,092,309 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Unvested restricted stock	1,085	414

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share/unit amounts)
Weighted average PSUs	927	335
Weighted average grant date fair value per unit	$9.58	$12.93

The PSUs were anti-dilutive in the three months ended March 31, 2020 and 2019.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest, income taxes and the change in non-cash investing activities related to accrued capital expenditures for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Cash payments for:
Interest payments	$55,207	$50,329
Income tax payments	—	—

Non-cash investing activities include:
Decrease in accrued capital expenditures	$13,190	$2,463

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. We did not early adopt ASU 2017-04 and will implement ASU 2017-04 when we perform our annual impairment assessments following adoption of this standard in 2020. We do not expect the adoption to have a significant effect on our results of operations, liquidity or financial position.

(2) LONG-TERM DEBT –

At March 31, 2020, long-term debt was comprised of the following:

(In thousands)
7½% Senior Notes due 2025:
Principal	625,000
Discount, net of amortization	(163,977)
9¾% Senior Notes due 2026:
Principal	850,000
Discount, net of amortization	(29,146)
Bank Credit Facility:
Principal	1,250,000
Debt issuance costs, net of amortization	(24,593)
$2,507,284

As of March 31, 2020, the Company has a revolving bank credit facility with $1.5 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. The borrowing base was re-determined in May 2020 at $1.4 billion.  Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries. Beginning in May, amounts outstanding bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2020.

(3) PREFERRED STOCK –

In connection with the Covey Park Acquisition, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. Holders of the newly issued convertible preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears.  At any time after July 16, 2020, each holder may convert any or all shares of preferred stock into shares of the Company's common stock at the then prevailing conversion rate.  The conversion price of the preferred stock is $4.00 per share of common stock, or an aggregate of 96,250,000 shares of the Company’s common stock, subject to adjustment pursuant to customary anti-dilution provisions.  The Company has the right to redeem the preferred stock at any time at face value plus accrued dividends.  The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock. The difference in the fair value of the Series A Convertible Preferred Stock and the redemption value is being accreted to the redemption value of $210.0 million over a one year period to reflect the value of the preferred stock on July 16, 2020, when the preferred shares become convertible.

(4) Commitments and Contingencies –

The Company has entered into natural gas transportation contracts which expire beginning February 2021 and extend through October 2031. Commitments under these contracts are $10.9 million for the remainder of 2020, $15.1 million for 2021, $24.8 million per year for 2022 through 2023, $24.9 million for 2024 and $169.6 million for the remaining term of the contracts.

The Company has drilling rig contracts and completion service contracts. Terms of drilling contracts vary from well to well, or are for periods of less than one year. The service contracts are generally cancellable with 30 to 60 days' notice. Existing commitments under these contracts is $4.4 million as of March 31, 2020.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2020 or 2019.

5) RELATED PARTY TRANSACTIONS –

Comstock operates wells for partnerships owned by the Company's majority stockholder.  As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells as well as customary drilling and operating overhead fees that it charges other working interest owners.  Comstock received $46.7 million and $0.7 million from the partnerships related to these wells for the three months ended March 31, 2020 and March 31, 2019, respectively. Comstock had a $25.7 million receivable from the partnerships at March 31, 2020.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2019.

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and natural gas, and created significant volatility and disruption of financial and commodity markets.  In March 2020, announced price reductions and possible production increases by members of the Organization of Petroleum Exporting Countries and other oil exporting nations in combination with the reduced global demand for oil caused the posted price for West Texas Intermediate oil to decline sharply. Natural gas prices have improved subsequent to March 31, 2020 but remain low. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, is uncertain and depends on various factors, including the future demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate and develop our properties and the impact of potential governmental restrictions on travel, transports and operations. Our natural gas operations, which are primarily in the Haynesville shale in North Louisiana and East Texas, were not adversely affected in the first quarter of 2020. We do expect our non-operated oil operations to be impacted by the current low oil prices and cannot predict whether the operators of those wells will shut them in while oil prices are low and oil storage is limited.

Results of Operations

	Three Months Ended March 31,
	2020	2019
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	122,786	33,149
Oil (Mbbls)	454	810
Natural gas equivalent (MMcfe)	125,513	38,012

Revenues:
Natural gas sales	$207,239	$90,132
Oil sales	18,639	36,749
Total oil and gas sales	$225,878	$126,881

Expenses:
Production taxes	$5,567	$5,939
Gathering and transportation	$28,411	$7,430
Lease operating(1)	$28,712	$14,885
Depreciation, depletion and amortization	$110,425	$37,590
Exploration	$27	—

Average Sales Price:
Natural gas (per Mcf)	$1.69	$2.72
Oil (per Bbl)	$41.01	$45.34
Average equivalent (Mcfe)	$1.80	$3.34

Expenses ($ per Mcfe):
Production taxes	$0.04	$0.16
Gathering and transportation	$0.23	$0.20
Lease operating(1)	$0.23	$0.38
Depreciation, depletion and amortization(2)	$0.88	$0.99

(1)	Includes ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues –

Oil and natural gas sales of $225.9 million increased 78% in the first quarter of 2020 as compared to the first quarter of 2019.  Our natural gas production for the first three months of 2020 was 122.8 Bcf (1.3 Bcf per day) was sold at an average price of $1.69 per Mcf as compared to 33.1 Bcf (0.4 Bcf per day) sold at an average price of $2.72 per Mcf, in the first quarter of 2019.  Oil production of 454 Mbbls (4,994 barrels per day) was sold at an average price of $41.01 per barrel as compared to 810 Mbbls (9,005 barrels per day) sold at an average price of $45.34 per barrel.

We utilize oil collars and natural gas price swaps and collars to manage our exposure to oil and natural gas prices and protect returns on investment from our drilling activities.  The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2020	2019
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.69	$2.72
Cash settlements on derivative financial instruments, per Mcf	0.35	0.15
Price per Mcf, including cash settlements on derivative financial instruments	$2.04	$2.87

Average Realized Oil Price:
Crude oil per Barrel	$41.01	$45.34
Cash settlements on derivative financial instruments, per Barrel	5.30	0.44
Price per Barrel, including cash settlements on derivative financial instruments	$46.31	$45.78

Costs and Expenses –

Our production taxes decreased $0.3 million (6%) to $5.6 million for the first quarter of 2020 from $5.9 million in the first quarter of 2019 mainly due to the lower oil and natural gas prices and the lower oil production which has a higher rate than our natural gas production.

Gathering and transportation costs for the first quarter of 2020 increased $21.0 million (282%) to $28.4 million as compared to $7.4 million in the first quarter of 2019. The increase primarily related to the increase in our natural gas production resulting from the Covey Park acquisition and our drilling activities.

Our lease operating expense of $28.7 million for the first quarter of 2020 increased $13.8 million (93%) from lease operating expense of $14.9 million for the first quarter of 2019. This increase primarily reflects the increase in production of 230%. Our lease operating expense of $0.23 per Mcfe produced for the three months ended March 31, 2020 was $0.15 per Mcfe lower than the lease operating expense of $0.38 per Mcfe for the same period in 2019. The lower average per unit cost is related to the growth in our lower cost natural gas production where much of the operating costs are fixed in nature.

Exploration expense in the first quarter of 2020 related to impairments of unevaluated properties in the first quarter of 2020.

Depreciation, depletion and amortization ("DD&A") increased $72.8 million (194%) to $110.4 million in the first quarter of 2020 from $37.6 million in the first quarter of 2019 due to the 230% increase in production.  Our DD&A per equivalent Mcf produced decreased $0.11 (11%) to $0.88 per Mcfe for the three months ended March 31, 2020 from $0.99 per Mcfe for the three months ended March 31, 2019. The lower rates in 2020 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $8.7 million for the first quarter of 2020 from $7.8 million in the first quarter of 2019 mainly due to higher stock-based compensation.  Included in general and administrative expenses are stock-based compensation of $1.4 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.

We use derivative financial instruments as part of our price risk management program to protect our capital investments.  During the three months ended March 31, 2020 and 2019, we had net gains on derivatives of $61.9 million and net losses on derivatives of $7.7 million, respectively. Our realized net gains from our price risk management program were $45.4 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively.

Interest expense of $52.8 million for the three months ended March 31, 2020, included interest on our 7½% senior notes (the "2025 Notes"), our 9¾% senior notes (the "2026 Notes") and our bank credit facility.  Interest expense in the three months ended March 31, 2020 includes $5.2 million for amortization of the discount on the 2025 Notes which were valued at 71% of their par value in connection with the Covey Park Acquisition.  Interest expense of $27.9 million for the three months ended March 31, 2019 includes interest on the 2026 Notes and our bank credit facility.

Income taxes for the three months ended March 31, 2020 were a provision of $11.4 million.  The effective tax rate was 21.3% for the three months ended March 31, 2020. Income taxes for the three months ended March 31, 2019 were a provision of $4.2 million. The provision for income taxes for the three months ended March 31, 2019 reflects an effective tax rate of 23.8%.

We reported net income available to common stockholders of $30.0 million, or $0.15 per diluted share, for the three months ended March 31, 2020. Our net income during this period includes income from operations of $44.0 million and gains on derivative financial instruments of $61.9 million, which were partially offset by higher interest expense and $12.1 million in preferred stock dividends. We reported net income of $13.6 million, or $0.13 per diluted share, for the three months ended March 31, 2019.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales.  For the three months ended March 31, 2020, our primary source of funds was $150.1 million in cash flow from operating activities. For the three months ended March 31, 2019, cash provided by operating activities was $74.7 million and we had net borrowings under our bank credit facility of $20.0 million.

Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and natural gas properties and the repayment of our debt. In the three months ended March 31, 2020, we incurred capital expenditures of $130.5 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Three Months Ended March 31,
	2020	2019

Exploration and development:
Development leasehold costs	$3,881	$1,857
Development drilling and completion costs	122,058	87,333
Other development costs	4,561	3,279
Total capital expenditures	$130,500	$92,469

During the first three months of 2020, we drilled 20 (9.9 net) wells and completed 21 (11.5 net) Haynesville shale wells.  We expect to spend an additional $281.5 million in the remaining nine months of 2020 to drill 53 (30.0 net) additional wells, to complete 62 (30.6 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of March 31, 2020, we had five drilling rigs with minimum contractual payments of $4.4 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

At March 31, 2020, we had a revolving bank credit facility with a $1.5 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. In May 2020, the borrowing base was re-determined to $1.4 billion. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and subsequent to the re-determination in May 2020, borrowings bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and a current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2020.

Federal Taxation

The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year. Due to tax law enacted with the CARES Act, we have $10.2 million of unused credit carryforwards at March 31, 2020 that are expected to be fully refunded in 2020.

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

As of March 31, 2020, we had entered into natural gas price swap agreements to hedge approximately 141.1 billion cubic feet of our 2020 and 2021 production at an average price of $2.66 per MMBtu. We had also entered into natural gas two-way collars to hedge approximately 7.2 Bcf of natural gas with an average floor price of $2.41 per MMBtu and an average ceiling price of $2.92 per MMBtu.  We had also entered into natural gas three-way collars to hedge 13.8 Bcf of natural gas with an average floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. We also had oil collars to hedge 820,600 barrels with an average floor price of $49.51 per barrel and an average ceiling price of $64.13 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2020 would be $38.2 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.

Based on our oil and natural gas production for the three months ended March 31, 2020 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.8 million and a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million.  Our natural gas two-way collars which cover the period April 1, 2020 through December 31, 2020 will result in natural gas prices on 7.2 Bcf of our future production to be subject to a floor price of $2.41 per MMBtu and an average ceiling price of $2.92 per MMBtu. Our natural gas three-way collars which cover the period April 1, 2020 through December 31, 2020 will result in natural gas prices on 13.8 Bcf of our future production to be subject to a floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. Our crude oil price collars which cover the period April 1, 2020 through December 31, 2020 will result in oil prices on 820,600 barrels of our future oil production to be subject to a floor price of $49.51 per barrel and an average ceiling price of $64.13 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At March 31, 2020, we had approximately $2.7 billion principal amount of long-term debt outstanding as compared to $1.3 billion as of March 31, 2019.  The 2026 Notes of $850.0 million bear interest at a fixed rate of 9¾%.  The 2025 Notes of $625.0 million bear interest at a fixed rate of 7½%. The fair market value of our 2026 Notes and 2025 Notes as of March 31, 2020 was $569.5 million and $362.5 million, respectively, based on the market price of approximately 67% and 58% of the face amount of such debt. At March 31, 2020, we had $1,250 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2020, a 100 basis point change in interest rates would change our successor period interest expense on our variable rate debt by approximately $12.5 million.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A: RISK FACTORS

The following risk factors update the Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risks described in the Annual Report on Form 10-K.

The widespread outbreak of an illness, pandemic or any other public health crisis may have material adverse effects on our business, financial position, results of operations and/or cash flows.

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors, including the demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate our properties and the impact of potential governmental restrictions on travel, transports and operations. There is uncertainty around the extent and duration of the disruption. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions, and how quickly and to what extent normal economic and operating conditions can resume. Therefore, while the Company expects this matter will likely disrupt our operations in some way, the degree of the adverse financial impact cannot be reasonably estimated at this time.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*

Borrowing Base Redetermination Agreement and Second Amendment to Amended and Restated Credit Agreement dated as of May 6, 2020, among the Company, Bank of Montreal as Administrative Agent and the lenders party thereto from time to time.

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

COMSTOCK RESOURCES, INC.
Date: May 7, 2020	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: May 7, 2020	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)