Form 10-Q
period 2020-06-30
COMSTOCK RESOURCES INC
filed 2020-08-07
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 6, 2020 was 232,579,863.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2020

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS	(In thousands)
Cash and Cash Equivalents	$11,595	$18,532
Accounts Receivable:
Oil and gas sales	75,369	120,111
Joint interest operations	11,866	24,761
From affiliates	9,934	35,469
Derivative Financial Instruments	55,426	75,304
Income Taxes Receivable	10,218	5,109
Other Current Assets	13,202	10,399
Total current assets	187,610	289,685
Property and Equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,309,659	4,077,513
Unproved	383,958	410,897
Other	6,610	6,866
Accumulated depreciation, depletion and amortization	(699,584)	(486,473)
Net property and equipment	4,000,643	4,008,803
Goodwill	335,897	335,897
Income Taxes Receivable	—	5,109
Derivative Financial Instruments	5,045	13,888
Operating Lease Right-of-Use Assets	3,992	3,509
Other Assets	231	231
	$4,533,418	$4,657,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$173,411	$252,994
Accrued Costs	103,459	137,166
Operating Leases	2,331	1,994
Derivative Financial Instruments	11,765	222
Total current liabilities	290,966	392,376
Long-term Debt	2,501,803	2,500,132
Deferred Income Taxes	211,566	211,772
Derivative Financial Instruments	13,058	4,220
Long-term Operating Leases	1,661	1,515
Reserve for Future Abandonment Costs	18,994	18,151
Other Non-current Liabilities	2,869	6,351
Total liabilities	3,040,917	3,134,517
Commitments and Contingencies
Mezzanine Equity:
Preferred Stock — 5,000,000 shares authorized, 175,000 shares and 385,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively:
Series A 10% Convertible Preferred Stock, 210,000 shares issued and outstanding	—	204,583
Series B 10% Convertible Preferred Stock, 175,000 shares issued and outstanding	175,000	175,000
Stockholders' Equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,579,863 and 190,006,776 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	116,290	95,003
Additional paid-in capital	1,092,662	909,423
Accumulated earnings	108,549	138,596
Total stockholders' equity	1,317,501	1,143,022
	$4,533,418	$4,657,122

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$172,362	$91,951	$379,601	$182,083
Oil sales	7,173	36,165	25,812	72,914
Total oil and gas sales	179,535	128,116	405,413	254,997
Operating expenses:
Production taxes	6,445	5,827	12,012	11,766
Gathering and transportation	26,590	10,502	55,001	17,932
Lease operating	30,944	14,452	59,656	29,337
Depreciation, depletion and amortization	103,347	46,847	213,772	84,437
General and administrative	8,298	6,841	17,017	14,655
Exploration	—	—	27	—
Loss on sale of oil and gas properties	—	26	—	25
Total operating expenses	175,624	84,495	357,485	158,152
Operating income	3,911	43,621	47,928	96,845
Other income (expenses):
Gain (loss) from derivative financial instruments	(12,298)	14,744	49,601	7,087
Other income (expense)	(9)	155	304	248
Transaction costs	—	(1,443)	—	(1,443)
Interest expense	(52,064)	(28,568)	(104,874)	(56,419)
Loss on early extinguishment of debt	(861)	—	(861)	—
Total other income (expenses)	(65,232)	(15,112)	(55,830)	(50,527)
Income (loss) before income taxes	(61,321)	28,509	(7,902)	46,318
Benefit from (provision for) income taxes	11,445	(7,102)	54	(11,336)
Net income (loss)	(49,876)	21,407	(7,848)	34,982
Preferred stock dividends and accretion	(10,126)	—	(22,198)	—
Net income (loss) available to common stockholders	$(60,002)	$21,407	$(30,046)	$34,982

Net income (loss) per share:
Basic	$(0.29)	$0.20	$(0.15)	$0.33
Diluted	$(0.29)	$0.20	$(0.15)	$0.33
Weighted average shares outstanding:
Basic	208,904	105,457	198,910	105,457
Diluted	208,904	105,457	198,910	105,457

The accompanying notes are an integral part of these statements

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Total
	(In thousands)
Balance at January 1, 2019	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	52,934	453,163	77,697	583,794
Stock-based compensation	74	37	586	—	623
Net income	—	—	—	21,407	21,407
Balance at June 30, 2019	105,942	$52,971	$453,749	$99,104	$605,824

Balance at January 1, 2020	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings related to equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred dividend accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	94,990	910,851	168,552	1,174,393
Stock-based compensation	507	254	1,298	—	1,552
Issuances of common stock	42,092	21,046	190,592	—	211,638
Stock issuance costs	—	—	(10,079)	—	(10,079)
Net loss	—	—	—	(49,876)	(49,876)
Preferred dividend accretion	—	—	—	(2,917)	(2,917)
Payment of preferred dividends	—	—	—	(7,210)	(7,210)
Balance at June 30, 2020	232,580	$116,290	$1,092,662	$108,549	$1,317,501

The accompanying notes are an integral part of these statements

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,848)	$34,982
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(206)	11,430
Exploration	27	—
Loss on sale of oil and gas properties	—	25
Depreciation, depletion and amortization	213,772	84,437
Gain on derivative financial instruments	(49,601)	(7,087)
Cash settlements of derivative financial instruments	98,703	7,335
Amortization of debt discount and issuance costs	14,726	3,197
Stock-based compensation	2,982	1,271
Loss on early extinguishment of debt	861	—
Decrease in accounts receivable	83,172	20,734
Decrease (increase) in other current assets	(2,803)	1,592
Increase (decrease) in accounts payable and accrued expenses	(87,694)	15,110
Net cash provided by operating activities	266,091	173,026
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(233,874)	(177,789)
Prepaid drilling costs	—	8,097
Proceeds from sales of oil and gas properties	—	390
Net cash used for investing activities	(233,874)	(169,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	102,000	72,000
Repayments on bank credit facility	(552,000)	(52,000)
Issuance of 9¾% Senior Notes	450,000	—
Issuance of Common Stock	206,626	—
Redemption of Preferred Series A Convertible Stock	(210,000)	—
Preferred stock dividends paid	(16,782)	—
Debt and stock issuance costs	(18,983)	(170)
Income tax withholdings related to equity awards	(15)	—
Net cash provided by (used for) financing activities	(39,154)	19,830
Net increase (decrease) in cash and cash equivalents	(6,937)	23,554
Cash and cash equivalents, beginning of period	18,532	23,193
Cash and cash equivalents, end of period	$11,595	$46,747

The accompanying notes are an integral part of these statements

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2020, and the related results of operations and cash flows for the periods being presented.  Net income and comprehensive income are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed.

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

The results of operations for the period through June 30, 2020 are not necessarily an indication of the results expected for the full year.

Covey Park Acquisition

On July 16, 2019, Comstock acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7½% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million.  Based on the fair value of the preferred stock issued and the closing price of the Company's common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations were focused primarily in the Haynesville/Bossier shale in North Louisiana and East Texas. Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to the Company's majority stockholder and by borrowings under Comstock's bank credit facility and cash on hand. In connection with the Covey Park Acquisition, Comstock incurred $41.0 million of advisory and legal fees and other acquisition-related costs during the year ended December 31, 2019. These acquisition costs were included in transaction costs in the Company's consolidated statements of operations.  The operations of Covey Park are included in the financial results for the three and six months ended June 30, 2020.  The following pro forma condensed combined financial information for the three and six months ended June 30, 2019 gives effect to the Covey Park Acquisition as if the acquisition had occurred on January 1, 2019. The unaudited pro forma information reflects adjustments for the issuance of the Company's common stock and preferred stock, debt incurred in connection with the transaction, the impact of the fair value of properties acquired on depletion and other adjustments the Company believes are reasonable for the pro forma presentation.  In addition, the pro forma earnings exclude acquisition-related costs.  The unaudited pro forma results do not reflect any cost savings or other synergies that may arise in the future.

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(In thousands, except per share amount)
Revenues:	$295,547	$610,850
Net Income	$102,506	$164,583

Net income per share:
Basic	$0.50	$0.79
Diluted	$0.36	$0.59

Property and Equipment

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.

The Company assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  No impairments were recognized to adjust the carrying value of the Company's proved oil and gas properties during any of the periods presented. Unproved oil and gas properties are also periodically assessed and any impairment in value is charged to expense. The costs related to unproved properties are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis when they are reflected in proved oil and natural gas reserves. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Goodwill

The Company had goodwill of $335.9 million as of June 30, 2020 that was recorded in 2018. Goodwill represents the excess of value of the Company over fair value of net tangible and identifiable intangible assets at the time of the change in control, which occurred on August 14, 2018.  The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs annual assessment of goodwill on October 1st of each year to allow sufficient time to assess goodwill impairment and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

Leases

The Company has right-of-use lease assets of $4.0 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities of $2.3 million and $1.7 million, respectively.  The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases.  Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts.  Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.

Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development operations.  Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others.  The Company's drilling operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment.  Comstock accordingly manages the terms of its contracts for drilling rigs so as to allow for maximum flexibility in responding to these changing conditions.  The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date.  Accordingly, the Company has elected not to recognize right-of-use lease assets for these rig contracts.  The costs associated with drilling rig operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months and six months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In thousands)
Operating lease cost included in general and administrative expense	$416	$827
Operating lease cost included in lease operating expense	212	349
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	7,580	19,281
	$8,208	$20,457

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.6 million and $1.2 million for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020, Comstock had the following liabilities under contracts that contain operating leases:

(In thousands)
July 1 to December 31, 2020	$1,278
2021	2,274
2022	473
2023	136
Total lease payments	4,161
Imputed interest	(169)
Total lease liability	$3,992

The weighted average term of these operating leases was 1.8 years and the weighted average rate used in lease computations was 4.5%. As of June 30, 2020, the Company also had expected future payments for contracted drilling services of $3.5 million.

Accrued Costs

Accrued costs at June 30, 2020 and December 31, 2019 consisted of the following:

	As of June 30, 2020	As of December 31, 2019
	(In thousands)
Accrued interest payable	$39,096	$39,501
Accrued capital expenditures	13,115	42,193
Accrued transportation costs	27,707	28,307
Accrued transaction costs	3,364	10,830
Accrued employee compensation	7,552	8,653
Accrued lease operating expenses	8,695	4,990
Other	3,930	2,692
	$103,459	$137,166

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Reserve for future abandonment costs at beginning of period	$18,151	$5,136
New wells placed on production	289	156
Liabilities settled and assets disposed of	(27)	(29)
Accretion expense	581	193
Reserve for future abandonment costs at end of period	$18,994	$5,456

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

All of Comstock's natural gas derivative financial instruments, except for certain basis swaps, are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. The Company had the following oil and natural gas price derivative financial instruments, excluding basis swaps which are discussed separately below, at June 30, 2020:

	Future Production Period
	Six Months Ending December 31, 2020		Year Ending December 31, 2021		Year Ending December 31, 2022		Total
Natural Gas Swap Contracts:
Volume (MMBtu)	94,011,612	(1)	142,633,140	(2)	10,950,000		247,594,752
Average Price per MMBtu	$2.63	(1)	$2.55	(2)	$2.53		$2.58
Natural Gas 2-Way Collar Contracts:
Volume (MMBtu)	8,700,000		98,550,000		—		107,250,000
Price per MMBtu:
Average Ceiling	$2.92		$2.88		—		$2.89
Average Floor	$2.43		$2.45		—		$2.45
Natural Gas 3-Way Collar Contracts:
Volume (MMBtu)	9,200,000		—		—		9,200,000
Price per MMBtu:
Average Ceiling	$2.99		—		—		$2.99
Average Floor	$2.63		—		—		$2.63
Average Put	$2.32		—		—		$2.32
Natural Gas Swaptions Call Contracts:
Volume (MMBtu)	—		71,250,000	(3)	49,200,000	(4)	120,450,000
Average Price per MMBtu	—		$2.52	(3)	$2.51	(4)	$2.52
Crude Oil Collar Contracts:
Volume (Barrels)	532,100		—		—		532,100
Price per Barrel:
Average Ceiling	$63.89		—		—		$63.89
Average Floor	$49.25		—		—		$49.25

(1)

For the six months ending December 31, 2020, natural gas price swap contracts include 38,640,000 MMBtu at an average price of $2.52 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (3) below.

(2)

For the year ending December 31, 2021, natural gas price swap contracts include 23,650,000 MMBtu at an average price of $2.52 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (4) below.

(3)

The counterparty has the right to exercise a call option to enter into a price swap with the Company on 71,250,000 MMBtu in 2021 at an average price of $2.52.  The call option expires for 47,450,000 MMBtu at an average price of $2.53 in October 2020; for 7,300,000 MMBtu at an average price of $2.50 in November 2020 and for 16,500,000 MMBtu at an average price of $2.50 in March 2021.

(4)

The counterparty has the right to exercise a call option to enter into a price swap with the Company on 49,200,000 MMBtu in 2022 at an average price $2.51. The call option expires for 5,400,000 MMBtu at an average price of $2.50 in March 2021; for 36,500,000 MMBtu at an average price of $2.52 in October 2021 and 7,300,000 MMBtu at an average price of $2.50 in November 2021.

In addition to the swaps, collars and swaptions above, at June 30, 2020, the Company has basis swap contracts that fix the differential between NYMEX Henry Hub and Houston Ship Channel indices. These contracts settle monthly through December 2022 on a total volume of 36,590,000 MMBtu. The fair value of these contracts was a net asset of $1.1 million at June 30, 2020.

The Company has interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of its floating rate long-term debt.  These contracts settle monthly through April 2023.  The fair value of these contracts was a net liability of $2.8 million at June 30, 2020.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	June 30, 2020	December 31, 2019
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$49,793	$75,123
Oil price derivatives	Derivative Financial Instruments – current	5,633	181
		$55,426	$75,304

Natural gas price derivatives	Derivative Financial Instruments – long-term	$5,045	$13,888
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$10,849	$—
Oil price derivatives	Derivative Financial Instruments – current	—	222
Interest rate derivatives	Derivative Financial Instruments – current	916	—
		$11,765	$222

Natural gas price derivatives	Derivative Financial Instruments – long-term	$11,160	$4,220
Interest rate derivatives	Derivative Financial Instruments – long-term	1,898	—
		$13,058	$4,220

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Earnings on Derivatives	2020	2019	2020	2019
	(In thousands)
Natural gas price derivatives	$(5,140)	$7,302	$37,835	$10,458
Oil price derivatives	(4,406)	7,442	14,518	(3,371)
Interest rate derivatives	(2,752)	—	(2,752)	—
	$(12,298)	$14,744	$49,601	$7,087

Subsequent to June 30, 2020, the Company entered into additional natural gas 2-way collar contracts to hedge 10,000 MMBtu per day of natural gas production from April 2021 to March 2022 at an average ceiling price of $3.00 per MMBtu and an average floor price of $2.50 per MMBtu and crude oil collar contracts to hedge 182,500 barrels of oil production in 2021 with an average ceiling price of $45.00 per barrel and an average floor price of $40.00 per barrel.

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.6 million and $0.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2020 and 2019, respectively, and $3.0 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

In June 2020, the Company granted 514,258 shares of restricted stock to its directors and employees.  The 2020 grants had a weighted average fair value of $5.38 per share on the grant date.  As of June 30, 2020, Comstock had 1,481,889 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.96 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $6.6 million as of June 30, 2020 is expected to be recognized over a period of 2.1 years.

As of June 30, 2020, Comstock had 1,136,488 PSUs outstanding at a weighted average grant date fair value of $9.33 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,272,976 shares of common stock. Total unrecognized compensation cost related to these grants of $6.7 million as of June 30, 2020 is expected to be recognized over a period of 2.1 years.

Revenue Recognition

Comstock produces oil and natural gas and reports revenues separately for each of these two primary products in its statements of operations.  Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.  Payment is reasonably assured upon delivery of production.  All sales are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties.  These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party for oil and vary for natural gas based upon the terms set out in the confirmations between both parties.  Prices for sales of oil and natural gas are generally based upon terms that are common in the oil and gas industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions.  As a result, prices for oil and natural gas routinely fluctuate based on changes in these factors.  Each unit of production (barrel of crude oil and thousand cubic feet of natural gas) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2020. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $75.4 million as of June 30, 2020 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

On January 1, 2020, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 326, Credit Losses ("ASC 326"). In adopting ASC 326, the Company determined Topic 326 is limited to the trade accounts receivables relating to purchaser receivables and joint interest receivables of the Company. The Company performs quarterly impairment analysis using the Current Expected Credit Losses ("CECL") impairment model. The Company concluded there is no cumulative-effect adjustment required as of January 1, 2020 and credit impairment at June 30, 2020 was immaterial.

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

The following is an analysis of the consolidated income tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Current - Federal	$—	$—	$—	$—
Current - State	88	24	149	(94)
Deferred - Federal	(13,520)	6,834	(2,017)	10,776
Deferred - State	1,987	244	1,814	654
	$(11,445)	$7,102	$(54)	$11,336

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax at statutory rate	21%	21%	21%	21%
Tax effect of:
Valuation allowance on deferred tax assets	(0.8)	2.4	5.2	1.7
State income taxes, net of federal benefit	(2.5)	(0.2)	(30.0)	0.5
Nondeductible stock-based compensation	0.8	1.2	2.9	0.9
Other	0.2	0.5	1.6	0.3
Effective tax rate	18.7%	24.9%	0.7%	24.4%

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

Fair Value Measurements

The Company holds or has held certain financial assets and liabilities that are required to be measured at fair value.  These include cash and cash equivalents held in bank accounts and derivative financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:

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

The Company's natural gas price swap agreements, basis swap agreements, interest rate swap agreements and its crude oil and natural gas price collars were not traded on a public exchange, and their value is determined utilizing a discounted cash flow model based on inputs that are readily available in public markets and, accordingly, the valuation of these derivative financial instruments, is categorized as a Level 2 measurement. The Company's natural gas swaption agreements are measured at fair value using a third-party pricing service, categorized as a Level 3 measurement.

The Company had no derivative instruments classified as Level 3 as of June 30, 2019. The following is a reconciliation of the beginning and ending balances for derivative instrument assets (liabilities) classified as Level 3 in the fair value hierarchy:

Six Months Ended June 30, 2020
(In thousands)
Balance at beginning of year	$4,351
Total gain (loss) included in earnings	11,454
Settlements, net	(22,585)
Balance at end of period	$(6,780)

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Derivative financial instruments (1)	$60,471	$60,471	$89,192	$89,192
Liabilities:
Derivative financial instruments (1)	$24,823	$24,823	$4,442	$4,442
Bank credit facility (2)	$800,000	$800,000	$1,250,000	$1,250,000
7½% senior notes due 2025 (3)	$462,296	$551,266	$455,768	$534,375
9¾% senior notes due 2026 (3)	$1,271,785	$1,255,500	$820,057	$765,000

_____________

(1)

The Company's natural gas price swaps and basis swap agreements, its interest rate swap agreements and its crude oil and natural gas price collars are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.  The Company's natural gas swaption contracts provide the counterparty the right, but not the obligation, to extend terms of an existing swap on predetermined dates. Due to subjectivity of the inputs used to value the counterparty rights in the contracts, these contracts are classified as Level 3 in the fair value hierarchy.

(2)	The carrying value of our floating rate debt outstanding approximates fair value.
(3)	The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2020 and December 31, 2019, respectively, a Level 1 measurement.

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

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. The Company redeemed all of the shares of Series A Convertible Preferred Stock during the three months ended June 30, 2020.  The Series B Convertible Preferred Stock became convertible into an aggregate of 43,750,000 shares of common stock on July 16, 2020 at a conversion price of $4.00 per share. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period.

At June 30, 2020 and December 31, 2019, 1,481,889 and 1,092,309 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Unvested restricted stock	1,184	441	1,135	427

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Weighted average PSUs	976	335	951	335
Weighted average grant date fair value per unit	$9.33	$12.93	$9.33	$12.93

The convertible preferred stock, unvested restricted shares and the PSUs were anti-dilutive in the three months and six months ended June 30, 2020 and 2019.

Basic and diluted income (loss) per share were determined as follows:

	Three Months Ended June 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(60,002)			$21,407
Income allocable to unvested restricted shares	—			(89)
Basic income (loss) attributable to common stock	(60,002)	208,904	$(0.29)	21,318	105,457	$0.20
Diluted income (loss) attributable to common stock	$(60,002)	208,904	$(0.29)	$21,318	105,457	$0.20

	Six Months Ended June 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(30,046)			$34,982
Income allocable to unvested restricted shares	—			(141)
Basic income (loss) attributable to common stock	(30,046)	198,910	$(0.15)	34,841	105,457	$0.33
Diluted income (loss) attributable to common stock	$(30,046)	198,910	$(0.15)	$34,841	105,457	$0.33

Basic and diluted per share amounts are the same for the three and six months ended June 30, 2020 due to the net loss in those periods.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing and financing activities for the six months ended June 30, 2020 and 2019, respectively, were as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Cash payments for:
Interest payments	$90,824	$56,430
Income tax payments	$—	$2

Non-cash investing activities include:
Decrease in accrued capital expenditures	$29,078	$4,209

Non-cash financing activities include:
Retirement of debt in exchange for common stock	$(4,151)	$—
Issuance of common stock in exchange for debt	$5,012	$—

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

(2) LONG-TERM DEBT –

At June 30, 2020, long-term debt was comprised of the following:

(In thousands)
7½% Senior Notes due 2025:
Principal	$619,400
Discount, net of amortization	(157,104)
9¾% Senior Notes due 2026:
Principal	1,350,000
Discount, net of amortization	(78,215)
Bank Credit Facility:
Principal	800,000
Debt issuance costs, net of amortization	(32,278)
$2,501,803

As of June 30, 2020, the Company had a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes.  The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2020.

During the three months ended June 30, 2020, the Company exchanged 767,096 shares of its common stock, valued at approximately $5.0 million, to retire $5.6 million aggregate principal amount of the Company's 7½% Senior Notes due 2025, which had a carrying value of $4.2 million.  As a result, the Company recognized a $0.9 million loss on early retirement of debt in the three and six months ended June 30, 2020.

On June 23, 2020, the Company issued $500.0 million principal amount of its 9¾% Senior Notes due 2026 in an underwritten offering and received net proceeds of $441.1 million, which were used to repay borrowings under the Company's bank credit facility.  The senior notes mature on August 15, 2026 and accrue interest at a rate of 9¾% per annum, payable semi-annually on February 15 and on August 15 of each year.

(3) PREFERRED STOCK –

In connection with the Covey Park Acquisition, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. The holders of the preferred stock are entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. On May 19, 2020, the Company redeemed the 210,000 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $210.0 million plus accrued and unpaid dividends of approximately $2.9 million. At any time after July 16, 2020, the holder of the Series B Convertible Preferred Stock may convert any or all shares of such preferred stock into shares of the Company's common stock at $4.00 per share, subject to adjustment pursuant to customary anti-dilution provisions. The Company has the right to redeem the Series B Convertible Preferred Stock at any time at face value plus accrued dividends. The Series B Convertible Preferred Stock is classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.

(4) COMMON STOCK –

In May 2020, the Company completed a public underwritten offering of its common stock pursuant to which it issued and sold 41,325,000 shares for net proceeds after offering costs of $196.5 million. The proceeds of the offering were used toward the redemption of the Series A Convertible Preferred Stock.

(5) Commitments and Contingencies –

The Company has entered into natural gas transportation contracts which expire beginning February 2021 and extend through October 2031. Commitments under these contracts are $7.3 million for the remainder of 2020, $15.1 million for 2021, $24.8 million per year for 2022 through 2023, $24.9 million for 2024 and $169.6 million for the remaining term of the contracts.

The Company has drilling rig contracts and completion service contracts. Terms of drilling contracts vary from well to well, or are for periods of less than one year. The service contracts are generally cancellable with 45 days' notice. Existing commitments under these contracts is $3.5 million as of June 30, 2020.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2020 or 2019.

(6) RELATED PARTY TRANSACTIONS –

Comstock operates wells for partnerships owned by the Company's majority stockholder. As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells as well as customary drilling and operating overhead fees that it charges other working interest owners. Comstock received $30.8 million and $76.1 million from the partnerships related to these wells for the three months and six months ended June 30, 2020, respectively, and $0.9 million and $1.6 million for the three months and six months ended June 30, 2019, respectively. Comstock had a $9.9 million receivable from the partnerships at June 30, 2020, which was collected in full on August 5, 2020.

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

In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and natural gas, and created significant volatility and disruption of financial and commodity markets.  In March 2020, announced price reductions and possible production increases by members of the Organization of Petroleum Exporting Countries and other oil exporting nations in combination with the reduced global demand for oil caused the posted price for West Texas Intermediate oil to decline sharply. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, is uncertain and depends on various factors, including the future demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate and develop our properties and the impact of potential governmental restrictions on travel, transports and operations. Our natural gas operations, which are primarily in the Haynesville shale in North Louisiana and East Texas, have not been adversely affected so far in 2020. Our non-operated oil operations have been substantially impacted by the low oil prices and certain operators have shut in production due to low demand.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	116,477	40,928	239,263	74,077
Oil (Mbbls)	360	695	814	1,505
Natural gas equivalent (MMcfe)	118,631	45,093	244,144	83,105

Revenues:
Natural gas sales	$172,362	$91,951	$379,601	$182,083
Oil sales	7,173	36,165	25,812	72,914
Total oil and gas sales	$179,535	$128,116	$405,413	$254,997

Expenses:
Production taxes	$6,445	$5,827	$12,012	$11,766
Gathering and transportation	$26,590	$10,502	$55,001	$17,932
Lease operating (1)	$30,944	$14,452	$59,656	$29,337
Depreciation, depletion and amortization	$103,347	$46,847	$213,772	$84,437
Exploration	$—	$—	$27	$—

Average Sales Price:
Natural gas (per Mcf)	$1.48	$2.25	$1.59	$2.46
Oil (per Bbl)	$19.97	$52.10	$31.72	$48.46
Average equivalent (Mcfe)	$1.51	$2.84	$1.66	$3.07

Expenses ($ per Mcfe):
Production taxes	$0.05	$0.13	$0.05	$0.14
Gathering and transportation	$0.22	$0.23	$0.23	$0.22
Lease operating (1)	$0.27	$0.32	$0.24	$0.35
Depreciation, depletion and amortization	$0.87	$1.04	$0.88	$1.02

(1)	Includes ad valorem and state franchise taxes.

Revenues –

Oil and natural gas sales of $179.5 million increased by $51.4 million (40%) in the second quarter of 2020 as compared to $128.1 million for the second quarter of 2019 due to higher natural gas production resulting from the acquisition of Covey Park in July 2019.  Our natural gas production for the second quarter of 2020 was 116.5 billion cubic feet ("Bcf") (1.3 Bcf per day), which was sold at an average price of $1.48 per Mcf as compared to 40.9 Bcf (0.5 Bcf per day) sold at an average price of $2.25 per Mcf in the second quarter of 2019. Oil production of 360 Mbbls (3,947 barrels per day) was sold at an average price of $19.97 per barrel in the second quarter of 2020 as compared to 695 Mbbls (7,628 barrels per day) sold at an average price of $52.10 per barrel in the second quarter of 2019.

Oil and natural gas sales of $405.4 million increased by 150.4 million (59%) in the six months ended June 30, 2020 as compared to $255.0 million for the six months ended June 30, 2019.  Our natural gas production for the first six months of 2020 was 239.3 Bcf (1.3 Bcf per day) was sold at an average price of $1.59 per Mcf as compared to 74.1 Bcf (0.4 Bcf per day) sold at an average price of $2.46 per Mcf in the first six months of 2019. Oil production of 814 Mbbls (4,471 barrels per day) was sold at an average price of $31.72 per barrel in the first six months of 2020 as compared to 1,505 Mbbls (8,313 barrels per day) sold at an average price of $48.46 per barrel in the first six months of 2019.

We utilize natural gas and crude oil price derivative financial instruments to manage our exposure to natural gas and oil prices and protect returns on investment from our drilling activities. The following table presents our natural gas and crude oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.48	$2.25	$1.59	$2.46
Cash settlements on derivative financial instruments, per Mcf	0.40	0.04	0.37	0.09
Price per Mcf, including cash settlements on derivative financial instruments	$1.88	$2.29	$1.96	$2.55

Average Realized Oil Price:
Crude oil per Barrel	$19.97	$52.10	$31.72	$48.46
Cash settlements on derivative financial instruments, per Barrel	17.92	0.02	10.87	0.25
Price per Barrel, including cash settlements on derivative financial instruments	$37.89	$52.12	$42.59	$48.71

Costs and Expenses –

Our production taxes increased $0.6 million (11%) to $6.4 million for the second quarter of 2020 from $5.8 million in the second quarter of 2019. Production taxes increased $0.2 million (2%) to $12.0 million for the first six months of 2020 from $11.8 million in the first six months of 2019. Production taxes primarily increased due to higher natural gas production.

Gathering and transportation costs for the second quarter of 2020 increased $16.1 million (153%) to $26.6 million as compared to $10.5 million in the second quarter of 2019. Gathering and transportation costs for the first six months of 2020 increased $37.1 million (207%) to $55.0 million as compared to $17.9 million for the first six months of 2019. The increase primarily related to the increase in our natural gas production resulting from the Covey Park acquisition and our drilling activities.

Our lease operating expense of $30.9 million for the second quarter of 2020 increased $16.4 million (114%) from lease operating expense of $14.5 million for the second quarter of 2019. This increase primarily reflects the increase in production of 163%. Our lease operating expense of $0.27 per Mcfe produced for the three months ended June 30, 2020 was $0.05 per Mcfe lower than the lease operating expense of $0.32 per Mcfe for the same period in 2019. Our lease operating expense of $59.7 million for the first six months of 2020 increased $30.4 million (103%) from lease operating expense of $29.3 million for the first six months of 2019. This increase primarily reflects the increase in production of 194%. Our lease operating expense of $0.24 per Mcfe produced for the first six months of 2020 was $0.11 per Mcfe lower than the lease operating expense of $0.35 per Mcfe for the same period in 2019. The lower average per unit cost is related to the growth in our lower cost natural gas production where much of the operating costs are fixed in nature.

Exploration expense in the first six months of 2020 related to impairments of unevaluated properties in the first quarter of 2020.

Depreciation, depletion and amortization ("DD&A") increased $56.5 million (121%) to $103.3 million in the second quarter of 2020 from $46.8 million in the second quarter of 2019 due to the 163% increase in production. Our DD&A per equivalent Mcf produced decreased $0.17 (16%) to $0.87 per Mcfe for the three months ended June 30, 2020 from $1.04 per Mcfe for the three months ended June 30, 2019. DD&A increased $129.4 million (153%) to $213.8 million in the first six months of 2020 from $84.4 million in the first six months of 2019 due to the 194% increase in production. Our DD&A per equivalent Mcf produced decreased

$0.14 (14%) to $0.88 per Mcfe for the first six months of 2020 from $1.02 per Mcfe for the first six months of 2019. The lower rates in 2020 reflect the increase in production from our lower cost Haynesville shale properties.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $8.3 million for the second quarter of 2020 from $6.8 million in the second quarter of 2019 due primarily to higher stock-based compensation and higher personnel costs. Included in general and administrative expenses are stock-based compensation of $1.6 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses increased to $17.0 million for the first six months of 2020 from $14.7 million in the first six months of 2019 also mainly due to higher stock-based compensation and higher personnel costs. Included in general and administrative expenses are stock-based compensation of $3.0 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the three months ended June 30, 2020 and 2019, we had net losses on derivatives of $12.3 million and net gains on derivatives of $14.7 million, respectively. The losses in the second quarter of 2020 are attributable to the improvement in future natural gas prices since March 31, 2020. Our realized net gains from our price risk management program were $53.3 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, we had net gains on derivatives of $49.6 million and $7.1 million, respectively. Our realized net gains from our price risk management program were $98.7 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively.

Interest expense of $52.1 million for the three months ended June 30, 2020 and $104.9 million for the six months ended June 30, 2020, included interest on our 7½% senior notes, our 9¾% senior notes and our bank credit facility. Interest expense of $28.6 million for the three months ended June 30, 2019 and $56.4 million for the six months ended June 30, 2019 includes interest on the 9¾% senior notes and our bank credit facility.

Income taxes for the three months ended June 30, 2020 and 2019 were a benefit of $11.4 million and a provision of $7.1 million, respectively. Income taxes for the six months ended June 30, 2020 and 2019 were a benefit of $0.1 million and a provision of $11.3 million, respectively. The provision for income taxes for the three months and six months ended June 30, 2020 reflect an effective tax rate of 18.7% and 0.7%, respectively. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the impact of state income taxes.

We reported net loss available to common stockholders of $60.0 million, or $0.29 per share, for the three months ended June 30, 2020. Our net loss during this period includes income from operations of $3.9 million, $12.3 million in losses from derivative financial instruments, interest expense of $52.1 million and $10.1 million in preferred stock dividends. We reported net income of $21.4 million or $0.20 per diluted share for the three months ended June 30, 2019. In the first six months of 2020, we reported net loss available to common stockholders of $30.0 million or $0.15 per share. Our net loss during this period includes income from operations of $47.9 million and gains on derivative financial instruments of $49.6 million, which were offset by higher interest expense of $104.9 million and $22.2 million in preferred stock dividends. We reported net income of $35.0 million or $0.33 per diluted share for the six months ended June 30, 2019.

Liquidity and Capital Resources

Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2020, we generated $266.1 million in cash flow from operating activities. We also completed an underwritten public offering of our common stock in which we received $196.5 million in net proceeds and we issued $500.0 million of our 9¾% senior notes in which we received net proceeds of $441.1 million. For the six months ended June 30, 2019, cash provided by operating activities was $173.0 million and we had net borrowings under our bank credit facility of $20.0 million. Our primary needs for capital, in addition to funding our ongoing operations, relate to the acquisition, development and exploration of our oil and natural gas properties and the repayment of our debt. In the six months ended June 30, 2020, we incurred capital expenditures of $205.2 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Exploration and development:
Development leasehold costs	$6,336	$4,306
Development drilling and completion costs	183,480	172,918
Other development costs	15,418	4,716
Total capital expenditures	$205,234	$181,940

During the first six months of 2020, we drilled 38 (21.1 net) wells and completed 36 (17.3 net) Haynesville shale wells. We expect to spend an additional $195.0 million to $235.0 million in the remaining six months of 2020 to drill 29 (21.7 net) additional wells, to complete 43 (25.0 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of June 30, 2020, we had four drilling rigs with minimum contractual payments of $3.5 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.

The proceeds from the common stock offering, along with cash on hand, were used to redeem all of the outstanding shares of Series A Convertible Preferred Stock for an aggregate redemption price of $210.0 million plus accrued and unpaid dividends of approximately $2.9 million.

During the three months ended June 30, 2020, we exchanged 767,096 shares of our common stock, valued at approximately $5.0 million, to retire $5.6 million aggregate principal amount of our 7½% senior notes.  As a result, we recognized a $0.9 million loss on early extinguishment of debt for the three and six months ended June 30, 2020.

On June 23, 2020, we issued $500.0 million principal amount of our 9¾% senior notes and received net proceeds of $441.1 million.  The proceeds from the senior notes issuance were used to repay borrowings outstanding under our bank credit facility.

At June 30, 2020, we had $800.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2020.

Federal Taxation

The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year. Due to tax law enacted with the CARES Act, we have $10.2 million of unused credit carryforwards at June 30, 2020 that were refunded in the third quarter of this year.

The shares of common stock issued as a result of the Jones Contribution triggered an ownership change under Section 382 of the Internal Revenue Code. As a result, our ability to use net operating losses ("NOLs") to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation.  In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023.  NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire.  NOLs generated in 2018 and after would be carried forward indefinitely.  Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income.

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

As of June 30, 2020, we have entered into natural gas price swap agreements to hedge approximately 247.6 Bcf of our 2020 through 2022 natural gas production at an average price of $2.58 per MMBtu. We also have natural gas two-way collars to hedge approximately 107.3 Bcf of our 2020 and 2021 natural gas production with an average floor price of $2.45 per MMBtu and an average ceiling price of $2.89 per MMBtu and natural gas three-way collars to hedge 9.2 Bcf of our 2020 natural gas production with an average floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. We also have oil collars to hedge 532,100 barrels with an average floor price of $49.25 per barrel and an average ceiling price of $63.89 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2020 would be $46.3 million.  Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease.  Based on our oil and natural gas production for the three months ended June 30, 2020 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.0 million. Our natural gas two-way collars which cover the period July 1, 2020 through December 31, 2020 will result in natural gas prices on 8.7 Bcf of our future production to be subject to a floor price of $2.43 per MMBtu and an average ceiling price of $2.92 per MMBtu. Our natural gas three-way collars which cover the period July 1, 2020 through December 31, 2020 will result in natural gas prices on 9.2 Bcf of our future production to be subject to a floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. Our crude oil price collars which cover the period July 1, 2020 through December 31, 2020 will result in oil prices on 532,100 barrels of our future oil production to be subject to a floor price of $49.25 per barrel and an average ceiling price of $63.89 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates

At June 30, 2020, we had approximately $2.8 billion principal amount of long-term debt outstanding as compared to $1.3 billion as of June 30, 2019.  $1.35 billion of our long-term debt bear interest at a fixed rate of 9¾% (the "2026 Notes") and $619.4 million of our long-term debt bear interest at a fixed rate of 7½% (the "2025 Notes").  The fair market value of our 2026 Notes and 2025 Notes as of June 30, 2020 was $1.26 billion and $551.3 million, respectively, based on the market price of approximately 93% and 89% of the face amount of such debt.  At June 30, 2020, we had $800.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. We have interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of our floating rate long-term debt. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2020, a 100 basis point change in interest rates would change our interest expense on our variable rate debt above the hedged amount by approximately $1.5 million.

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

†Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
Date: August 6, 2020	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)
Date: August 6, 2020	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)