Form 10-Q
period 2020-09-30
COMSTOCK RESOURCES INC
filed 2020-11-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2020
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
Emerging growth company ☐
Accelerated filer ☒

Non-accelerated ☐

Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 5, 2020 was 232,421,385.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended September 30, 2020

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS	(In thousands)
Cash and cash equivalents	$28,268	$18,532
Accounts receivable:
Oil and gas sales	87,965	120,111
Joint interest operations	10,792	24,761
From affiliates	2,202	35,469
Derivative financial instruments	8,830	75,304
Income taxes receivable	—	5,109
Other current assets	11,773	10,399
Total current assets	149,830	289,685
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,419,285	4,077,513
Unproved	384,763	410,897
Other	6,588	6,866
Accumulated depreciation, depletion and amortization	(798,288)	(486,473)
Net property and equipment	4,012,348	4,008,803
Goodwill	335,897	335,897
Income taxes receivable	—	5,109
Derivative financial instruments	1,185	13,888
Operating lease right-of-use assets	3,554	3,509
Other assets	40	231
	$4,502,854	$4,657,122
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$202,174	$252,994
Accrued costs	112,695	137,166
Operating leases	2,318	1,994
Derivative financial instruments	63,595	222
Total current liabilities	380,782	392,376
Long-term debt	2,507,669	2,500,132
Deferred income taxes	163,550	211,772
Derivative financial instruments	66,373	4,220
Long-term operating leases	1,236	1,515
Reserve for future abandonment costs	19,402	18,151
Other non-current liabilities	1,162	6,351
Total liabilities	3,140,174	3,134,517
Commitments and contingencies
Mezzanine equity:
Preferred stock — 5,000,000 shares authorized, 175,000 shares and 385,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively:
Series A 10% convertible preferred stock	—	204,583
Series B 10% convertible preferred stock	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,421,385 and 190,006,776 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	116,210	95,003
Additional paid-in capital	1,093,811	909,423
Accumulated earnings (deficit)	(22,341)	138,596
Total stockholders' equity	1,187,680	1,143,022
	$4,502,854	$4,657,122

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$168,374	$193,506	$547,975	$375,589
Oil sales	9,637	30,938	35,449	103,852
Total oil and gas sales	178,011	224,444	583,424	479,441
Operating expenses:
Production and ad valorem taxes	9,798	9,381	27,768	22,703
Gathering and transportation	22,422	23,414	77,423	41,346
Lease operating	25,412	26,696	79,110	54,477
Depreciation, depletion and amortization	99,056	80,247	312,828	164,684
General and administrative	8,974	8,105	25,991	22,760
Exploration	—	241	27	241
(Gain) loss on sale of assets	(16)	—	(16)	25
Total operating expenses	165,646	148,084	523,131	306,236
Operating income	12,365	76,360	60,293	173,205
Other income (expenses):
Gain (loss) from derivative financial instruments	(121,579)	24,858	(71,978)	31,945
Other income	489	92	793	340
Transaction costs	—	(39,657)	—	(41,100)
Interest expense	(63,890)	(51,015)	(168,764)	(107,434)
Loss on early extinguishment of debt	—	—	(861)	—
Total other income (expenses)	(184,980)	(65,722)	(240,810)	(116,249)
Income (loss) before income taxes	(172,615)	10,638	(180,517)	56,956
Benefit from (provision for) income taxes	46,123	(3,847)	46,177	(15,183)
Net income (loss)	(126,492)	6,791	(134,340)	41,773
Preferred stock dividends and accretion	(4,398)	(8,128)	(26,596)	(8,128)
Net income (loss) available to common stockholders	$(130,890)	$(1,337)	$(160,936)	$33,645

Net income (loss) per share:
Basic	$(0.57)	$(0.01)	$(0.77)	$0.26
Diluted	$(0.57)	$(0.01)	$(0.77)	$0.26
Weighted average shares outstanding:
Basic	231,223	171,487	209,760	127,709
Diluted	231,223	171,487	209,760	127,709

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)
Balance at January 1, 2019	105,871	$52,936	$452,513	$64,122	$569,571
Stock-based compensation	(3)	(2)	650	—	648
Net income	—	—	—	13,575	13,575
Balance at March 31, 2019	105,868	52,934	453,163	77,697	583,794
Stock-based compensation	74	37	586	—	623
Net income	—	—	—	21,407	21,407
Balance at June 30, 2019	105,942	52,971	453,749	99,104	605,824
Issuance of common stock	78,833	39,416	428,392	—	467,808
Stock-based compensation	780	391	697	—	1,088
Income tax withholdings on equity awards	(31)	(16)	(151)	—	(167)
Jones contribution adjustment	—	—	(1,969)	—	(1,969)
Equity issuance costs	—	—	(1,049)	—	(1,049)
Net income	—	—	—	6,791	6,791
Payment of preferred dividends	—	—	—	(8,128)	(8,128)
Balance at September 30, 2019	185,524	$92,762	$879,669	$97,767	$1,070,198

Balance at January 1, 2020	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings on equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred dividend accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	94,990	910,851	168,552	1,174,393
Stock-based compensation	507	254	1,298	—	1,552
Issuances of common stock	42,092	21,046	190,592	—	211,638
Stock issuance costs	—	—	(10,079)	—	(10,079)
Net loss	—	—	—	(49,876)	(49,876)
Preferred dividend accretion	—	—	—	(2,917)	(2,917)
Payment of preferred dividends	—	—	—	(7,210)	(7,210)
Balance at June 30, 2020	232,580	116,290	1,092,662	108,549	1,317,501
Stock-based compensation	(46)	(22)	1,774	—	1,752
Income tax withholdings on equity awards	(113)	(58)	(619)	—	(677)
Stock issuance costs	—	—	(6)	—	(6)
Net loss	—	—	—	(126,492)	(126,492)
Payment of preferred dividends	—	—	—	(4,398)	(4,398)
Balance at September 30, 2020	232,421	$116,210	$1,093,811	$(22,341)	$1,187,680

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,340)	$41,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(46,443)	15,205
Exploration	27	—
(Gain) loss on sale of assets	(16)	25
Depreciation, depletion and amortization	312,828	164,684
(Gain) loss on derivative financial instruments	71,978	(31,945)
Cash settlements of derivative financial instruments	132,725	33,382
Amortization of debt discount and issuance costs	24,231	9,206
Stock-based compensation	4,734	2,359
Loss on early extinguishment of debt	861	—
Decrease in accounts receivable	79,382	48,404
Decrease in other current assets	8,291	7,137
Decrease in accounts payable and accrued expenses	(64,303)	(7,424)
Net cash provided by operating activities	389,955	282,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(332,628)	(308,742)
Acquisition of Covey Park Energy LLC, net of cash acquired	—	(693,869)
Prepaid drilling costs	—	9,319
Proceeds from sales of assets	283	390
Net cash used for investing activities	(332,345)	(992,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	157,000	887,000
Repayments on bank credit facility	(907,000)	(72,000)
Repayments of Covey Park Energy LLC debt and preferred equity	—	(533,390)
Issuance of 9¾% Senior Notes	751,500	—
Issuance of common stock	206,626	300,000
Issuance of Series B Preferred Stock	—	175,000
Redemption of Series A Preferred Stock	(210,000)	—
Preferred stock dividends paid	(21,180)	(8,128)
Debt and stock issuance costs	(24,128)	(8,169)
Income tax withholdings related to equity awards	(692)	(167)
Net cash provided by (used for) financing activities	(47,874)	740,146
Net increase in cash and cash equivalents	9,736	30,050
Cash and cash equivalents, beginning of period	18,532	23,193
Cash and cash equivalents, end of period	$28,268	$53,243

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2020, and the related results of operations and cash flows for the periods being presented.  Net income and comprehensive income are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform with current period presentation.
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
The results of operations for the period through September 30, 2020 are not necessarily an indication of the results expected for the full year.
Covey Park Acquisition
On July 16, 2019, Comstock acquired Covey Park Energy LLC ("Covey Park") for total consideration of $700.0 million of cash, the issuance of Series A Convertible Preferred Stock with a redemption value of $210.0 million, and the issuance of 28,833,000 shares of common stock (the "Covey Park Acquisition").  In addition to the consideration paid, Comstock assumed $625.0 million of Covey Park's 7½% senior notes, repaid $380.0 million of Covey Park's then outstanding borrowings under its bank credit facility and redeemed all of Covey Park's preferred equity for $153.4 million.  Based on the fair value of the preferred stock issued and the closing price of the Company's common stock of $5.82 per share on July 16, 2019, the transaction was valued at approximately $2.2 billion.  Covey Park's operations were focused primarily in the Haynesville/Bossier shale in North Louisiana and East Texas. Funding for the Covey Park Acquisition was provided by the sale of 50.0 million newly issued shares of common stock for $300.0 million and 175,000 shares of newly issued Series B Convertible Preferred Stock for $175.0 million to the Company's majority stockholder and by borrowings under Comstock's bank credit facility and cash on hand. In connection with the Covey Park Acquisition, Comstock incurred $41.0 million of advisory and legal fees and other acquisition-related costs during the year ended December 31, 2019. These acquisition costs were included in transaction costs in the Company's consolidated statements of operations.  The operations of Covey Park are included in the financial results for the three and nine months ended September 30, 2020.  The following pro forma condensed combined financial information for the three and nine months ended September 30, 2019 gives effect to the Covey Park Acquisition as if the acquisition had occurred on January 1, 2019. The unaudited pro forma information reflects adjustments for the issuance of the Company's common stock and preferred stock, debt incurred in connection with the transaction, the impact of the fair value of properties acquired on depletion and other adjustments the Company believes are reasonable for the pro forma presentation.  In addition, the pro forma earnings exclude acquisition-related costs.  The unaudited pro forma results do not reflect any cost savings or other synergies that may arise in the future.

	Pro Forma
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands, except per share amounts)
Revenues:	$247,192	$858,042
Net Income	$36,755	$201,338

Net income per share:
Basic	$0.15	$0.93
Diluted	$0.13	$0.72
The Covey Park Acquisition was accounted for as a business combination using the acquisition method. During the three months ended September 30, 2020, the Company completed the final purchase allocation of the assets acquired and liabilities assumed based on their fair value at the acquisition date. The following table summarizes the preliminary and final fair value allocations of the assets acquired and liabilities assumed in the Covey Park Acquisition:

	Original Allocation	Measurement Period Adjustments	Final Allocation
	(In thousands)
Consideration:
Cash Paid	$700,000	$—	$700,000
Fair Value of Common Stock Issued	167,808	—	167,808
Fair Value of Series A Preferred Stock Issued	200,000	—	200,000
Total Consideration	1,067,808	—	1,067,808
Liabilities Assumed:
Accounts Payable and Accrued Liabilities	129,622	—	129,622
Derivative Financial Instruments	388	—	388
Other Current Liabilities	9,930	706	10,636
Long Term Debt	826,625	—	826,625
Covey Park Preferred Equity	153,390	—	153,390
Non-current Derivative Financial Instruments	186	—	186
Asset Retirement Obligations	5,374	—	5,374
Deferred Income Taxes	23,466	(1,780)	21,686
Other Non-current Liabilities	9,893	—	9,893
Liabilities Assumed	1,158,874	(1,074)	1,157,800
Total Consideration and Liabilities Assumed	$2,226,682	$(1,074)	$2,225,608
Assets Acquired:
Cash and Cash Equivalents	$6,131	$—	$6,131
Accounts Receivable	86,285	—	86,285
Current Derivative Financial Instruments	51,004	—	51,004
Other Current Assets	5,511	(554)	4,957
Proved Oil and Natural Gas Properties	1,818,413	(520)	1,817,893
Unproved Oil and Natural Gas Properties	237,210	—	237,210
Other Property, Plant and Equipment	2,262	—	2,262
Non-current Derivative Financial Instruments	19,866	—	19,866
Total Assets Acquired	$2,226,682	$(1,074)	$2,225,608

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
Goodwill
The Company had goodwill of $335.9 million as of September 30, 2020 that was recorded in 2018. Goodwill represents the excess of value of the Company over fair value of net tangible and identifiable intangible assets at the time of the change in control, which occurred on August 14, 2018.  The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs annual assessment of goodwill on October 1st of each year to allow sufficient time to assess goodwill impairment and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $3.6 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities.  The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases.  Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts.  Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.
Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development activities.  Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others.  The Company's drilling operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment.  Comstock accordingly manages the terms of its contracts for drilling rigs so as to allow for maximum flexibility in responding to these changing conditions.  The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date.  Accordingly, the Company has elected not to recognize right-of-use lease assets for these rig contracts.  The costs associated with drilling rig operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.
Lease costs recognized during the three months and nine months ended September 30, 2020 were as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)
Operating lease cost included in general and administrative expense	$422	$1,249
Operating lease cost included in lease operating expense	229	578
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	7,324	26,605
	$7,975	$28,432
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.7 million and $1.8 million for the three months and nine months ended September 30, 2020, respectively.
As of September 30, 2020, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2020	$647
2021	2,329
2022	529
2023	182
Total lease payments	3,687
Imputed interest	(133)
Total lease liability	$3,554
The weighted average term of these operating leases was 1.7 years and the weighted average interest rate used in lease computations was 4.4%. As of September 30, 2020, the Company also had expected future payments for contracted drilling services of $5.2 million.
Accrued Costs
Accrued costs at September 30, 2020 and December 31, 2019 consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(In thousands)
Accrued interest payable	$38,910	$39,501
Accrued transportation costs	25,465	26,907
Accrued capital expenditures	25,422	42,193
Accrued lease operating expenses	11,817	4,990
Accrued employee compensation	6,508	8,653
Other	3,485	4,092
Accrued transaction costs	1,088	10,830
	$112,695	$137,166

Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Reserve for future abandonment costs at beginning of period	$18,151	$5,136
New wells placed on production	451	256
Wells acquired	—	5,374
Liabilities settled and assets disposed of	(80)	(40)
Accretion expense	880	369
Reserve for future abandonment costs at end of period	$19,402	$11,095
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

The Company had the following oil and natural gas price derivative financial instruments, excluding basis swaps which are discussed separately below, at September 30, 2020:

	Future Production Period
	Three Months Ending December 31, 2020		Year Ending December 31, 2021		Year Ending December 31, 2022		Total
Natural Gas Swap Contracts:
Volume (MMBtu)	47,658,438	(1)	142,633,140	(2)	10,950,000		201,241,578
Average Price per MMBtu	$2.63	(1)	$2.55	(2)	$2.53		$2.57
Natural Gas 2-Way Collar Contracts:
Volume (MMBtu)	8,720,000		109,550,000		3,600,000		121,870,000
Price per MMBtu:
Average Ceiling	$2.95		$2.93		$3.36		$2.94
Average Floor	$2.43		$2.45		$2.50		$2.45
Natural Gas 3-Way Collar Contracts:
Volume (MMBtu)	4,600,000		—		—		4,600,000
Price per MMBtu:
Average Ceiling	$2.99		—		—		$2.99
Average Floor	$2.63		—		—		$2.63
Average Put	$2.32		—		—		$2.32
Natural Gas Swaptions Call Contracts:
Volume (MMBtu)	—		71,250,000	(3)	49,200,000	(4)	120,450,000
Average Price per MMBtu	—		$2.52	(3)	$2.51	(4)	$2.52
Crude Oil Collar Contracts:
Volume (Barrels)	259,500		182,500		—		442,000
Price per Barrel:
Average Ceiling	$63.83		$45.00		—		$56.06
Average Floor	$49.35		$40.00		—		$45.49
_____________________________
(1)For the three months ending December 31, 2020, natural gas price swap contracts include 19,320,000 MMBtu at an average price of $2.52 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (3) below.
(2)For the year ending December 31, 2021, natural gas price swap contracts include 23,650,000 MMBtu at an average price of $2.52 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (4) below.
(3)The counterparty has the right to exercise a call option to enter into a price swap with the Company on 71,250,000 MMBtu in 2021 at an average price of $2.52.  The call option expires for 47,450,000 MMBtu at an average price of $2.53 in October 2020; for 7,300,000 MMBtu at an average price of $2.50 in November 2020 and for 16,500,000 MMBtu at an average price of $2.50 in March 2021.
(4)The counterparty has the right to exercise a call option to enter into a price swap with the Company on 49,200,000 MMBtu in 2022 at an average price $2.51. The call option expires for 5,400,000 MMBtu at an average price of $2.50 in March 2021; for 36,500,000 MMBtu at an average price of $2.52 in October 2021 and 7,300,000 MMBtu at an average price of $2.50 in November 2021.
In addition to the swaps, collars and swaptions above, at September 30, 2020, the Company has basis swap contracts that fix the differential between NYMEX Henry Hub and Houston Ship Channel indices. These contracts settle monthly through December 2022 on a total volume of 31,070,000 MMBtu. The fair value of these contracts was a net asset of $1.3 million at September 30, 2020.
The Company has interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of its floating rate long-term debt.  These contracts settle monthly through April 2023.  The fair value of these contracts was a net liability of $2.5 million at September 30, 2020.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type, including the classification between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	September 30, 2020	December 31, 2019
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$6,405	$75,123
Oil price derivatives	Derivative Financial Instruments – current	2,425	181
		$8,830	$75,304

Natural gas price derivatives	Derivative Financial Instruments – long-term	$1,185	$13,888

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$62,652	$—
Oil price derivatives	Derivative Financial Instruments – current	—	222
Interest rate derivatives	Derivative Financial Instruments – current	943	—
		$63,595	$222

Natural gas price derivatives	Derivative Financial Instruments – long-term	$64,814	$4,220
Oil price derivatives	Derivative Financial Instruments – long-term	20	—
Interest rate derivatives	Derivative Financial Instruments – long-term	1,539	—
		$66,373	$4,220
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Natural gas price derivatives	$(120,706)	$22,664	$(82,872)	$37,722
Oil price derivatives	(989)	2,194	13,529	(5,777)
Interest rate derivatives	116	—	(2,635)	—
	$(121,579)	$24,858	$(71,978)	$31,945
Subsequent to September 30, 2020, the Company entered into additional natural gas 2-way collar contracts to hedge 20,000 MMBtu per day of natural gas production from March 2021 to February 2022 at an average ceiling price of $3.70 per MMBtu and an average floor price of $2.60 per MMBtu. In addition, counterparties to the Company's swaption contracts exercised their option to enter into additional natural gas swap contracts to hedge 47,450,000 MMBtu of the Company's 2021 natural gas production at an average price of $2.53.
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.8 million and $1.1 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended September 30, 2020 and 2019, respectively, and $4.7 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.

In June 2020, the Company granted 514,258 shares of restricted stock to its directors and employees.  The 2020 grants had a weighted average fair value of $5.38 per share on the grant date.  As of September 30, 2020, Comstock had 1,044,673 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.80 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $5.4 million as of September 30, 2020 is expected to be recognized over a period of 1.9 years.
As of September 30, 2020, Comstock had 1,136,488 PSUs outstanding at a weighted average grant date fair value of $9.33 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,272,976 shares of common stock. Total unrecognized compensation cost related to these grants of $5.8 million as of September 30, 2020 is expected to be recognized over a period of 1.9 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2020. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $88.0 million as of September 30, 2020 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
On January 1, 2020, the Company adopted Financial Accounting Standards Board Accounting Standards Codification 326, Credit Losses ("ASC 326"). In adopting ASC 326, the Company determined Topic 326 is limited to the trade accounts receivables relating to purchaser receivables and joint interest receivables of the Company. The Company performs quarterly impairment analysis using the Current Expected Credit Losses ("CECL") impairment model. The Company concluded there is no cumulative-effect adjustment required as of January 1, 2020 and credit impairment at September 30, 2020 was immaterial.
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
The following is an analysis of the consolidated income tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Current - Federal	$—	$—	$—	$—
Current - State	67	72	216	(22)
Deferred - Federal	(35,645)	3,184	(37,662)	13,959
Deferred - State	(10,545)	591	(8,731)	1,246
	$(46,123)	$3,847	$(46,177)	$15,183
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	1.5	4.5	1.0	2.3
State income taxes, net of federal benefit	5.2	(1.8)	4.3	—
Nondeductible stock-based compensation	(1.0)	1.2	(0.8)	1.5
Transaction costs	—	8.6	—	1.9
Other	—	2.7	0.1	—
Effective tax rate	26.7%	36.2%	25.6%	26.7%

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
The Company had no derivative instruments classified as Level 3 as of September 30, 2019. The following is a reconciliation of the beginning and ending balances for derivative instrument assets (liabilities) classified as Level 3 in the fair value hierarchy:

Nine Months Ended September 30, 2020
(In thousands)
Balance at beginning of year	$4,351
Total loss included in earnings	(27,450)
Settlements, net	(33,143)
Balance at end of period	$(56,242)
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Derivative financial instruments (1)	$10,015	$10,015	$89,192	$89,192
Liabilities:
Derivative financial instruments (1)	$129,968	$129,968	$4,442	$4,442
Bank credit facility (2)	$500,000	$500,000	$1,250,000	$1,250,000
7½% senior notes due 2025 (3)	$467,917	$586,882	$455,768	$534,375
9¾% senior notes due 2026 (3)	$1,575,554	$1,687,125	$820,057	$765,000
______________
(1)The Company's natural gas price swaps and basis swap agreements, its interest rate swap agreements and its crude oil and natural gas price collars are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.  The Company's natural gas swaption contracts provide the counterparty the right, but not the obligation, to extend terms of an existing swap on predetermined dates. Due to subjectivity of the inputs used to value the counterparty rights in the contracts, these contracts are classified as Level 3 in the fair value hierarchy.
(2)The carrying value of our floating rate debt outstanding approximates fair value.
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2020 and December 31, 2019, respectively, a Level 1 measurement.
Earnings Per Share
Unvested share-based payment awards containing non-forfeitable rights to dividends are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. PSUs represent the right to receive a number of shares of the Company's common stock that may range from zero to up to two times the number of PSUs granted on the award date based on the achievement of certain performance measures during a performance period. The number of potentially dilutive shares related to PSUs is based on the number of shares, if any, which would be issuable at the end of the respective period, assuming that date was the end of the contingency period. The treasury stock method is used to measure the dilutive effect of PSUs.
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. The Company redeemed all of the shares of Series A Convertible Preferred Stock on May 19, 2020.  The Series B Convertible Preferred Stock became convertible into an aggregate of 43,750,000 shares of common stock on July 16, 2020 at a conversion price of $4.00 per share. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period.
At September 30, 2020 and December 31, 2019, 1,044,673 and 1,092,309 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Unvested restricted stock	1,285	758	1,185	539
Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per unit amounts)
Weighted average PSUs	1,136	862	1,014	513
Weighted average grant date fair value per unit	$9.33	$9.60	$9.33	$9.60
The convertible preferred stock, unvested restricted shares and the PSUs were anti-dilutive in the three months and nine months ended September 30, 2020 and 2019.
Basic and diluted income (loss) per share were determined as follows:

	Three Months Ended September 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(130,890)			$(1,337)
Income allocable to unvested restricted shares	—			—
Basic income (loss) attributable to common stock	(130,890)	231,223	$(0.57)	(1,337)	171,487	$(0.01)

Diluted income (loss) attributable to common stock	$(130,890)	231,223	$(0.57)	$(1,337)	171,487	$(0.01)

	Nine Months Ended September 30,
	2020			2019
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(160,936)			$33,645
Income allocable to unvested restricted shares	—			(141)
Basic income (loss) attributable to common stock	(160,936)	209,760	$(0.77)	33,504	127,709	$0.26

Diluted income (loss) attributable to common stock	$(160,936)	209,760	$(0.77)	$33,504	127,709	$0.26

Basic and diluted per share amounts are the same for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 due to the net loss in those periods. Basic and diluted shares for the nine months ended September 30, 2019 are the same as there was no impact from the unvested restricted shares.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing and financing activities for the nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash payments for:
Interest payments	$143,942	$110,820
Income tax payments	$—	$2
Non-cash investing activities include:
Decrease in accrued capital expenditures	$16,771	$46,918
Non-cash investing activities related to the Covey Park Acquisition include:
Issuance of common stock	$—	$167,808
Issuance of Series A Convertible Preferred Stock	$—	$200,000
Assumed 7½% Senior Notes due 2025	$—	$446,625
Acquired working capital	$520	$41,624
Non-cash financing activities include:
Retirement of debt in exchange for common stock	$(4,151)	$—
Issuance of common stock in exchange for debt	$5,012	$—
Recent Accounting Pronouncements
In January 2017, the FASB issued Accounting Standards Update No. 2017-4 (ASU 2017-4) "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." ASU 2017-4 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-4 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019 and early adoption is permitted. We did not early adopt ASU 2017-4 and will implement ASU 2017-4 when we perform our annual impairment assessments following adoption of this standard in 2020. We do not expect the adoption to have a significant effect on our results of operations, liquidity or financial position.
(2) LONG-TERM DEBT –
At September 30, 2020, long-term debt was comprised of the following:

(In thousands)
7½% Senior Notes due 2025:
Principal	$619,400
Discount, net of amortization	(151,483)
9¾% Senior Notes due 2026:
Principal	1,650,000
Net discount, net of amortization	(74,446)
Bank Credit Facility:
Principal	500,000
Debt issuance costs, net of amortization	(35,802)
$2,507,669
As of September 30, 2020, the Company had $500.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes.  The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2020.
In May 2020, the Company exchanged 767,096 shares of its common stock, valued at approximately $5.0 million, to retire $5.6 million aggregate principal amount of the Company's 7½% Senior Notes due 2025, which had a carrying value of $4.2 million.  As a result, the Company recognized a $0.9 million loss on early retirement of debt in the nine months ended September 30, 2020.
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
On August 19, 2020 the Company issued an additional $300.0 million principal amount of its 9¾% Senior Notes due 2026 in an underwritten offering and received net proceeds of $296.4 million, which were used to further repay borrowings under the Company's bank credit facility. The senior notes issued are a further issuance of the $500.0 million senior notes issued on June 23, 2020.
(3) PREFERRED STOCK –
In connection with the Covey Park Acquisition, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. On May 19, 2020, the Company redeemed the 210,000 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $210.0 million plus accrued and unpaid dividends of approximately $2.9 million. The holder of the Series B Preferred Stock is entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The holder of the Series B Convertible Preferred Stock may convert any or all shares of such preferred stock into shares of the Company's common stock at $4.00 per share, subject to adjustment pursuant to customary anti-dilution provisions. The Company has the right to redeem the Series B Convertible Preferred Stock at any time at face value plus accrued dividends. The Series B Convertible Preferred Stock is classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.
(4) COMMON STOCK –
In May 2020, the Company completed an underwritten public offering of its common stock pursuant to which it issued and sold 41,325,000 shares for net proceeds after offering costs of $196.5 million. The proceeds of the offering were used toward the redemption of the Series A Convertible Preferred Stock.
(5) COMMITMENTS AND CONTINGENCIES –
The Company has entered into natural gas transportation contracts which expire beginning February 2021 and extend through October 2031. Commitments under these contracts are $4.1 million for the remainder of 2020, $21.5 million for 2021, $31.2 million for 2022, $24.8 million for 2023, $24.9 million for 2024, $24.8 million for 2025 and $144.8 million for the remaining term of the contracts.
The Company has drilling rig contracts and completion service contracts. Terms of drilling contracts vary from well to well, or are for periods of less than one year. The service contracts are generally cancellable with 45 days' notice. Existing commitments under these contracts is $5.2 million as of September 30, 2020.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2020 or 2019.

(6) RELATED PARTY TRANSACTIONS –
Comstock operates wells for partnerships owned by the Company's majority stockholder. As operator, Comstock charges the partnerships for the costs incurred to drill and operate the wells in addition to customary drilling and operating overhead fees that it charges other working interest owners. Comstock received $2.4 million and $78.4 million from the partnerships related to these wells for the three months and nine months ended September 30, 2020, respectively, and $12.1 million and $13.7 million for the three months and nine months ended September 30, 2019, respectively.
The Company also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, and receives a fee equal to $0.02 per Mcf for natural gas marketed.
Comstock had a $2.2 million receivable from the partnerships at September 30, 2020, which was collected in full on November 4, 2020.

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
In December 2019, a novel strain of coronavirus (SARS-CoV-2), which causes COVID-19, was reported to have surfaced in China. The spread of this virus has caused business disruption beginning in January 2020, including disruption to the oil and natural gas industry. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. economy began to experience pronounced effects. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and natural gas, and created significant volatility and disruption of financial and commodity markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives, is uncertain and depends on various factors, including the future demand for oil and natural gas, the availability of personnel, equipment and services critical to our ability to operate and develop our properties and the impact of potential governmental restrictions on travel, transports and operations. Our natural gas operations, which are primarily in the Haynesville shale in North Louisiana and East Texas, have not been adversely affected so far in 2020. Our non-operated oil operations have been substantially impacted by low oil prices.
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	102,560	97,236	341,823	171,313
Oil (Mbbls)	354	603	1,168	2,108
Natural gas equivalent (MMcfe)	104,687	100,859	348,831	183,964
Revenues:
Natural gas sales	$168,374	$193,506	$547,975	$375,589
Oil sales	9,637	30,938	35,449	103,852
Total oil and gas sales	$178,011	$224,444	$583,424	$479,441
Expenses:
Production and ad valorem taxes	$9,798	$9,381	$27,768	$22,703
Gathering and transportation	$22,422	$23,414	$77,423	$41,346
Lease operating	$25,412	$26,696	$79,110	$54,477
Depreciation, depletion and amortization	$99,056	$80,247	$312,828	$164,684
Exploration	$—	$241	$27	$241
Average Sales Price:
Natural gas (per Mcf)	$1.64	$1.99	$1.60	$2.19
Oil (per Bbl)	$27.20	$51.24	$30.35	$49.26
Average equivalent (Mcfe)	$1.70	$2.23	$1.67	$2.61
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.09	$0.09	$0.08	$0.12
Gathering and transportation	$0.21	$0.23	$0.22	$0.22
Lease operating	$0.25	$0.27	$0.23	$0.30
Depreciation, depletion and amortization	$0.95	$0.80	$0.90	$0.90

Revenues –
Oil and natural gas sales of $178.0 million decreased by $46.4 million (21%) in the third quarter of 2020 as compared to $224.4 million for the third quarter of 2019 primarily due to lower oil and natural gas prices. Our natural gas production for the third quarter of 2020 was 102.6 billion cubic feet ("Bcf"), which was sold at an average price of $1.64 per Mcf as compared to 97.2 Bcf sold at an average price of $1.99 per Mcf in the third quarter of 2019. Oil production of 354 Mbbls (3,851 barrels per day) was sold at an average price of $27.20 per barrel in the third quarter of 2020 as compared to 603 Mbbls (6,563 barrels per day) sold at an average price of $51.24 per barrel in the third quarter of 2019.
Oil and natural gas sales of $583.4 million increased by $104.0 million (22%) in the nine months ended September 30, 2020 as compared to $479.4 million for the nine months ended September 30, 2019. Our natural gas production for the first nine months of 2020 was 341.8 Bcf, which was sold at an average price of $1.60 per Mcf as compared to 171.3 Bcf sold at an average price of $2.19 per Mcf in the first nine months of 2019. Oil production of 1,168 Mbbls (4,263 barrels per day) was sold at an average price of $30.35 per barrel in the first nine months of 2020 as compared to 2,108 Mbbls (7,723 barrels per day) sold at an average price of $49.26 per barrel in the first nine months of 2019.
We utilize natural gas and oil price derivative financial instruments to manage our exposure to natural gas and oil prices and protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.64	$1.99	$1.60	$2.19
Cash settlements on derivative financial instruments, per Mcf	0.31	0.27	0.36	0.20
Price per Mcf, including cash settlements on derivative financial instruments	$1.95	$2.26	$1.96	$2.39
Average Realized Oil Price:
Oil per Barrel	$27.20	$51.24	$30.35	$49.26
Cash settlements on derivative financial instruments, per Barrel	6.32	0.03	9.49	0.18
Price per Barrel, including cash settlements on derivative financial instruments	$33.52	$51.27	$39.84	$49.44
Costs and Expenses –
Our production and ad valorem taxes increased $0.4 million (4%) to $9.8 million for the third quarter of 2020 from $9.4 million in the third quarter of 2019. Production and ad valorem taxes increased $5.1 million (22%) to $27.8 million for the first nine months of 2020 from $22.7 million in the first nine months of 2019. The increases were primarily due to the increase in production in the periods.
Gathering and transportation costs for the third quarter of 2020 decreased $1.0 million (4%) to $22.4 million as compared to $23.4 million in the third quarter of 2019 due primarily to lower gathering and transportation rates on the Company's natural gas production. Gathering and transportation costs for the first nine months of 2020 increased $36.1 million (87%) to $77.4 million as compared to $41.3 million for the first nine months of 2019 due primarily to the increase in our natural gas production resulting from our drilling activities and the 2019 acquisition of Covey Park Energy.
Our lease operating expense of $25.4 million for the third quarter of 2020 decreased $1.3 million (5%) from lease operating expense of $26.7 million for the third quarter of 2019. This decrease relates to the decrease in our higher cost oil production in the third quarter of 2020. Our lease operating expense of $79.1 million for the first nine months of 2020 increased $24.6 million (45%) from lease operating expense of $54.5 million for the first nine months of 2019. Production in the same period increased 90% due to the Covey Park Energy acquisition. Our lease operating expense of $0.23 per Mcfe produced for the first nine months of 2020 was $0.07 per Mcfe lower than the lease operating expense of $0.30 per Mcfe for the same period in 2019. The lower average per unit cost is related to the growth in our lower cost natural gas production where much of the operating costs are fixed in nature.
Depreciation, depletion and amortization ("DD&A") increased $18.8 million (23%) to $99.1 million in the third quarter of 2020 from $80.2 million in the third quarter of 2019. Our DD&A per equivalent Mcf produced increased $0.15 (19%) to $0.95 per Mcfe for the three months ended September 30, 2020 from $0.80 per Mcfe for the three months ended

September 30, 2019. DD&A increased $148.1 million (90%) to $312.8 million in the first nine months of 2020 from $164.7 million in the first nine months of 2019 due to the 90% increase in production in that period. Our DD&A per equivalent Mcf produced was $0.90 per Mcfe for the first nine months of 2020, the same as the rate for the first nine months of 2019.
General and administrative expenses, which are reported net of overhead reimbursements, increased to $9.0 million for the third quarter of 2020 from $8.1 million in the third quarter of 2019 due primarily to higher stock-based compensation. Stock-based compensation was $1.8 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. General and administrative expenses increased to $26.0 million for the first nine months of 2020 from $22.8 million in the first nine months of 2019 also mainly due to higher stock-based compensation and higher personnel costs. Stock-based compensation was $4.7 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the three months ended September 30, 2020 and 2019, we had net losses on derivatives of $121.6 million and net gains on derivatives of $24.9 million, respectively. The losses in the third quarter of 2020 are attributable to the continued improvement in future natural gas prices since June 30, 2020. Our realized net gains from our price risk management program were $34.0 million and $26.0 million for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, we had a net loss on derivatives of $72.0 million and and net gain on derivatives of $31.9 million, respectively. Our realized net gains from our price risk management program were $132.7 million and $33.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest expense was $63.9 million and $168.8 million for the three and nine months ended September 30, 2020, respectively, as compared to $51.0 million and $107.4 million for the three and nine months ended September 30, 2019, respectively. The increase in interest expense is due to the issuance of $800.0 million principal amount of 9¾% senior notes in the second and third quarters of 2020.
Income taxes for the three months ended September 30, 2020 and 2019 were a benefit of $46.1 million and a provision of $3.8 million, respectively. Income taxes for the nine months ended September 30, 2020 and 2019 were a benefit of $46.2 million and a provision of $15.2 million, respectively. The benefit for income taxes for the three months and nine months ended September 30, 2020 reflect an effective tax rate of 26.7% and 25.6%, respectively. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the impact of state income taxes.
We reported net loss available to common stockholders of $130.9 million or $0.57 per share, for the three months ended September 30, 2020. Our net loss during this period includes income from operations of $12.4 million, $121.6 million in losses from derivative financial instruments, interest expense of $63.9 million and $4.4 million in preferred stock dividends. We reported net loss available to common stockholders of $1.3 million or $0.01 per diluted share for the three months ended September 30, 2019. In the first nine months of 2020, we reported net loss available to common stockholders of $160.9 million or $0.77 per share. Our net loss during this period includes income from operations of $60.3 million and losses on derivative financial instruments of $72.0 million, interest expense of $168.8 million and $26.6 million in preferred stock dividends. We reported net income available to common stockholders of $33.6 million or $0.26 per diluted share for the nine months ended September 30, 2019.
Liquidity and Capital Resources
Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2020, we generated $390.0 million in cash flow from operating activities. We also completed an underwritten public offering of our common stock in which we received $196.5 million in net proceeds. The proceeds were used toward the redemption of our Series A Convertible Preferred Stock. We also issued $800.0 million principal amount of our 9¾% senior notes in which we received net proceeds of $737.5 million. The proceeds were used to repay outstanding borrowings under our bank credit facility. For the nine months ended September 30, 2019, our primary source of funds were cash provided by operating activities of $282.8 million. In the nine months ended September 30, 2020, we incurred capital expenditures of $315.7 million to fund our development and exploration activities.

The following table summarizes our capital expenditure activity:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Property acquisitions	$—	$2,055,623
Exploration and development:
Exploratory leasehold costs	1,457	—
Development leasehold costs	7,363	6,713
Development drilling and completion costs	280,383	342,665
Other development costs	26,463	6,218
Total capital expenditures	$315,666	$2,411,219
We drilled 54 (29.8 net) wells and completed 51 (27.1 net) Haynesville shale wells during the first nine months of 2020. We expect to spend an additional $150.0 to $170.0 million in the remaining three months of 2020 to drill 17 (16.4 net) additional wells, to complete 22 (17.6 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. As of September 30, 2020, we had six drilling rigs with minimum contractual payments of $5.2 million. We also have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties which are currently estimated to be incurred primarily after 2023.
In April and May 2020, we exchanged 767,096 shares of our common stock, valued at approximately $5.0 million, to retire $5.6 million aggregate principal amount of our 7½% senior notes. As a result, we recognized a $0.9 million loss on early extinguishment of debt for the three and nine months ended September 30, 2020.
On June 23, 2020, we issued $500.0 million principal amount of our 9¾% Senior Notes due 2026 and received net proceeds of $441.1 million. The proceeds from the senior notes issuance were used to repay borrowings outstanding under our bank credit facility.
On August 19, 2020, we issued an additional $300.0 million principal amount of the 9¾% Senior Notes due 2026 and received net proceeds of $296.4 million. The proceeds were used to further repay borrowings under our bank credit facility.
At September 30, 2020, we had $500.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2020.
Federal Taxation
The Tax Cuts and Jobs Act repealed the AMT for tax years beginning on or after January 1, 2018 and provides that existing AMT credit carryforwards can be utilized to offset federal taxes for any taxable year. Due to tax law enacted with the Coronavirus Aid, Relief and Economic Security ("CARES") Act, we received a $10.2 million refund for our outstanding AMT carryforwards in the third quarter of this year.
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
As of September 30, 2020, we had natural gas price swap agreements which hedge approximately 201.2 Bcf of our 2020 through 2022 natural gas production at an average price of $2.57 per MMBtu and natural gas swaption contracts where the counterparty has the right to exercise a call option to enter into a price swap with the Company on 120.5 Bcf of our 2021 through 2022 natural gas production at an average price of $2.52 per MMBtu. We also had natural gas two-way collars to hedge approximately 121.9 Bcf of our 2020 and 2021 natural gas production with an average floor price of $2.45 per MMBtu and an average ceiling price of $2.94 per MMBtu and natural gas three-way collars to hedge 4.6 Bcf of our 2020 natural gas production with an average floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. We also have oil collars to hedge 442,000 barrels with an average floor price of $45.49 per barrel and an average ceiling price of $56.06 per barrel. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at September 30, 2020 would be $45.0 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease. Based on our oil and natural gas production for the three months ended September 30, 2020 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $5.5 million. Our natural gas two-way collars, which cover the period October 1, 2020 through December 31, 2020, will result in natural gas prices on 8.7 Bcf of our future production to be subject to a floor price of $2.43 per MMBtu and an average ceiling price of $2.95 per MMBtu. Our natural gas three-way collars, which cover the period October 1, 2020 through December 31, 2020, will result in natural gas prices on 4.6 Bcf of our future production to be subject to a floor price of $2.63 per MMBtu, an average ceiling price of $2.99 per MMBtu and an average put price of $2.32 per MMBtu. Our crude oil price collars which cover the period October 1, 2020 through December 31, 2020 will result in oil prices on 259,500 barrels of our future oil production to be subject to a floor price of $49.35 per barrel and an average ceiling price of $63.83 per barrel. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates
At September 30, 2020, we had approximately $2.8 billion principal amount of long-term debt outstanding. $1,650.0 million of our long-term debt bear interest at a fixed rate of 9¾% (the "2026 Notes") and $619.4 million of our long-term debt bear interest at a fixed rate of 7½% (the "2025 Notes"). The fair market value of our 2026 Notes and 2025 Notes as of September 30, 2020 was $1,687.1 million and $586.9 million, respectively, based on the market price of approximately 102% and 95% of the face amount of such debt. At September 30, 2020, we had $500.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. We have interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of our floating rate long-term debt. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
___________________________________________
*    Filed herewith.
†    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: November 5, 2020	/s/ M. JAY ALLISON
M. Jay Allison, Chairman, Chief
Executive Officer (Principal Executive Officer)

Date: November 5, 2020	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial
Officer and Secretary (Principal Financial and Accounting Officer)