Form 10-K/A
period 2019-12-31
COMSTOCK RESOURCES INC
filed 2020-11-12
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Yes ☐ No ☑
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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐
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

Explanatory Note

This amendment on Form 10-K/A amends the Comstock Resources, Inc. Annual Report on Form 10-K for the fiscal year ending December 31, 2019, as filed with the Securities and Exchange Commission ("SEC") on March 2, 2020. This amendment amends Item 15 in response to a comment letter from the staff of the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we are also filing new certifications by the Company's Principal Executive Officer and Principal Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this form 10-K/A under Item 15. Exhibits and Financial Statement Schedules.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

4.1	Description of Securities.
10.1
Amended and Restated Credit Agreement dated as of July 16, 2019, among the Company, Bank of Montreal as Administrative Agent and the lenders party thereto from time to time. (incorporated by reference to Exhibit 10.2 to our Current Report on From 8-K dated July 15, 2019).

10.2
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

10.4
Amendment No. 1 to the Amended and Restated Registration Rights Agreement, dated December 17, 2019, by and among the Company,  Arkoma Drilling, L.P., Williston Drilling, L.P. and New Covey Park Energy LLC.

10.5	Comstock Resources, Inc. 2019 Long-term Incentive Plan Effective as of May 31, 2019 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated June 4, 2019).
10.6	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.7	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).

10.8	Employment Agreement dated June 22, 2013 by and between the Company (as successor in interest to Covey Park) and David Terry.
10.9	Employment Agreement dated April 18, 2019 by and between the Company (as successor in interest to Covey Park) and Mark Wilson.
10.1
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

21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Amended Consent of Independent Petroleum Engineers Lee Keeling and Associates, Inc.
23.3	Consent of Independent Petroleum Engineers Netherland, Sewell & Associates, Inc.
31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Lee Keeling and Associates, Inc. on Proved Reserves as of December 31, 2019.
99.2	Report of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2019.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed with this amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: November 12, 2020		(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	November 12, 2020
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	November 12, 2020
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	November 12, 2020
Elizabeth B. Davis
/s/ MORRIS E. FOSTER	Director	November 12, 2020
Morris E. Foster
/s/ JIM L. TURNER	Director	November 12, 2020
Jim L. Turner

5