Form 10-Q
period 2021-03-31
COMSTOCK RESOURCES INC
filed 2021-05-06
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 5, 2021 was 232,410,218.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS	(In thousands)
Cash and cash equivalents	$77,435	$30,272
Accounts receivable:
Oil and gas sales	126,503	125,016
Joint interest operations	13,348	14,615
From affiliates	12,967	6,155
Derivative financial instruments	4,627	8,913
Other current assets	9,163	14,839
Total current assets	244,043	199,810
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,812,130	4,647,188
Unproved	336,674	332,765
Other	6,707	6,858
Accumulated depreciation, depletion and amortization	(1,011,065)	(902,261)
Net property and equipment	4,144,446	4,084,550
Goodwill	335,897	335,897
Derivative financial instruments	3,524	661
Operating lease right-of-use assets	7,201	3,025
Other assets	37	40
	$4,735,148	$4,623,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$280,696	$259,284
Accrued costs	89,923	133,019
Operating leases	2,145	2,284
Derivative financial instruments	60,820	47,005
Total current liabilities	433,584	441,592
Long-term debt	2,800,478	2,517,149
Deferred income taxes	170,433	200,583
Derivative financial instruments	198	2,364
Long-term operating leases	5,068	740
Reserve for future abandonment costs	19,915	19,290
Other non-current liabilities	479	492
Total liabilities	3,430,155	3,182,210
Commitments and contingencies
Mezzanine equity:
Series B 10% Convertible Preferred stock — 5,000,000 shares authorized, 175,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,411,218 and 232,414,718 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	116,206	116,206
Additional paid-in capital	1,097,044	1,095,384
Accumulated earnings (deficit)	(83,257)	55,183
Total stockholders' equity	1,129,993	1,266,773
	$4,735,148	$4,623,983

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$323,960	$207,239
Oil sales	16,525	18,639
Total oil and gas sales	340,485	225,878
Operating expenses:
Production and ad valorem taxes	9,652	8,401
Gathering and transportation	29,458	28,411
Lease operating	24,563	25,878
Depreciation, depletion and amortization	109,128	110,425
General and administrative	8,028	8,719
Exploration	—	27
Loss (gain) on sale of assets	(70)	—
Total operating expenses	180,759	181,861
Operating income	159,726	44,017
Other income (expenses):
Gain (loss) from derivative financial instruments	(21,749)	61,899
Other income	281	313
Interest expense	(63,811)	(52,810)
Loss on early retirement of debt	(238,539)	—
Total other income (expenses)	(323,818)	9,402
Income (loss) before income taxes	(164,092)	53,419
Benefit from (provision for) income taxes	29,967	(11,391)
Net income (loss)	(134,125)	42,028
Preferred stock dividends and accretion	(4,315)	(12,072)
Net income (loss) available to common stockholders	$(138,440)	$29,956

Net income (loss) per share:
Basic	$(0.60)	$0.16
Diluted	$(0.60)	$0.15
Weighted average shares outstanding:
Basic	231,377	188,916
Diluted	231,377	285,166

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2020	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings on equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred stock accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	$94,990	$910,851	$168,552	$1,174,393

Balance at January 1, 2021	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	(4)	—	1,690	—	1,690
Stock issuance costs	—	—	(30)	—	(30)
Net loss	—	—	—	(134,125)	(134,125)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2021	232,411	$116,206	$1,097,044	$(83,257)	$1,129,993

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(134,125)	$42,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(30,150)	11,330
Exploration	—	27
Gain on sale of assets	(70)	—
Depreciation, depletion and amortization	109,128	110,425
(Gain) loss on derivative financial instruments	21,749	(61,899)
Cash settlements of derivative financial instruments	(8,677)	45,416
Amortization of debt discount and issuance costs	8,489	7,199
Stock-based compensation	1,690	1,430
Loss on early retirement of debt	238,539	—
(Increase) decrease in accounts receivable	(7,032)	54,297
(Increase) decrease in other current assets	4,778	(3,828)
Decrease in accounts payable and accrued expenses	(11,047)	(56,306)
Net cash provided by operating activities	193,272	150,119
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(165,751)	(143,490)
Proceeds from sales of assets	200	—
Net cash used for investing activities	(165,551)	(143,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	145,000	57,000
Repayments on bank credit facility	(95,000)	(57,000)
Issuance of 6.75% Senior Notes	1,257,500	—
Retirement of 7.50% and 9.75% Senior Notes	(1,263,651)	—
Preferred stock dividends paid	(4,315)	(9,572)
Debt and stock issuance costs	(20,092)	(47)
Income tax withholdings on equity awards	—	(15)
Net cash provided by (used for) financing activities	19,442	(9,634)
Net increase (decrease) in cash and cash equivalents	47,163	(3,005)
Cash and cash equivalents, beginning of period	30,272	18,532
Cash and cash equivalents, end of period	$77,435	$15,527

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company").  In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2021, and the related results of operations and cash flows for the periods being presented.  Net income and comprehensive income are the same in all periods presented.  All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform with current period presentation.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2020.
The results of operations for the period through March 31, 2021 are not necessarily an indication of the results expected for the full year.
Property and Equipment
The Company follows the successful efforts method of accounting for its oil and natural gas properties. Costs incurred to acquire oil and gas leasehold are capitalized.
The Company assesses the need for an impairment of the capitalized costs for its proved oil and gas properties on a property basis.  No impairments were recognized to adjust the carrying value of the Company's proved oil and gas properties during any of the periods presented. Unproved oil and gas properties are also periodically assessed and any impairment in value is charged to expense. The costs related to unproved properties are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis when they are reflected in proved oil and natural gas reserves. Exploratory drilling costs are initially capitalized as proved property but charged to expense if and when the well is determined not to have found commercial quantities of proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.
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

Goodwill
The Company had goodwill of $335.9 million as of March 31, 2021 that was recorded in 2018. Goodwill represents the excess of value of the Company over fair value of net tangible and identifiable intangible assets at the time of the change in control, which occurred on August 14, 2018.  The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1st of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $7.2 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities.  In January 2021, the corporate office lease was extended for three additional years which added $4.7 million to operating lease right-of-use assets during the three months ended March 31, 2021. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases.  Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts.  Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.
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
Lease costs recognized during the three months ended March 31, 2021 were as follows:

Three Months Ended March 31, 2021
(In thousands)
Operating lease cost included in general and administrative expense	$429
Operating lease cost included in lease operating expense	232
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	11,458
$12,119
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $661 thousand for the three months ended March 31, 2021.

As of March 31, 2021, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2021	$1,670
2022	2,260
2023	1,927
2024	1,708
Total lease payments	7,565
Imputed interest	(351)
Total lease liability	$7,214
The weighted average term of these operating leases was 3.4 years and the weighted average interest rate used in lease computations was 2.8%. As of March 31, 2021, the Company also had expected future payments for contracted drilling services of $5.9 million.
Accrued Costs
Accrued costs at March 31, 2021 and December 31, 2020 consisted of the following:

	As of March 31, 2021	As of December 31, 2020
	(In thousands)
Accrued capital expenditures	$26,839	$24,959
Accrued interest payable	24,597	67,265
Accrued transportation costs	23,867	25,353
Accrued employee compensation	4,562	7,519
Other	4,445	4,457
Accrued ad valorem taxes	3,000	—
Accrued lease operating expenses	2,613	3,466
	$89,923	$133,019
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Reserve for future abandonment costs at beginning of period	$19,290	$18,151
New wells placed on production	328	186
Liabilities settled and assets disposed of	—	(11)
Accretion expense	297	287
Reserve for future abandonment costs at end of period	$19,915	$18,613
Derivative Financial Instruments and Hedging Activities
All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums. The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract. All of Comstock's natural gas derivative financial instruments, except for certain basis swaps, are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price.  The Company had the following oil and natural gas price derivative financial instruments at March 31, 2021:

	Future Production Period
	Nine Months Ending December 31, 2021		Year Ending December 31, 2022		Total
Natural Gas Swap Contracts:
Volume (MMBtu)	159,228,737	(1)	23,650,000		182,878,737
Average Price per MMBtu	$2.53	(1)	$2.58		$2.54
Natural Gas Collar Contracts:
Volume (MMBtu)	103,630,000		25,400,000		129,030,000
Price per MMBtu:
Average Ceiling	$3.02		$3.24		$3.06
Average Floor	$2.47		$2.51		$2.48
Natural Gas Swaptions Contracts:
Volume (MMBtu)	—		43,800,000	(2)	43,800,000	(2)
Average Price per MMBtu	—		$2.51	(2)	$2.51	(2)
Natural Gas Basis Swap Contracts:
Volume (MMBtu)	11,000,000	(3)	10,950,000	(3)	21,950,000	(3)
Average Price per MMBtu	($0.12)		($0.16)		($0.14)
Crude Oil Collar Contracts:
Volume (Bbls)	412,500				412,500
Price per Bbl:
Average Ceiling	$51.67				$51.67
Average Floor	$41.67				$41.67
_____________________________
(1)For the nine months ending December 31, 2021, natural gas price swap contracts include 33,000,000 MMBtu at an average price of $2.51 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (2) below.
(2)The counterparty has the right to exercise a call option to enter into a price swap with the Company on 43,800,000 MMBtu in 2022 at an average price $2.51. The call option expires for 36,500,000 MMBtu at an average price of $2.52 in October 2021 and 7,300,000 MMBtu at an average price of $2.50 in November 2021.
(3)Contracts fix the differential between NYMEX Henry Hub and the Houston Ship Channel indices.
The Company has interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of its floating rate long-term debt.  These contracts settle monthly through April 2023.  The fair value of these contracts was a net liability of $1.1 million at March 31, 2021.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	March 31, 2021	December 31, 2020
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$2,633	$8,913
Oil price derivatives	Derivative Financial Instruments – current	1,994	—
		$4,627	$8,913

Natural gas price derivatives	Derivative Financial Instruments – long-term	$3,524	$661

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$54,414	$45,158
Oil price derivatives	Derivative Financial Instruments – current	5,451	831
Interest rate derivatives	Derivative Financial Instruments – current	955	1,016
		$60,820	$47,005

Natural gas price derivatives	Derivative Financial Instruments – long-term	$21	$1,308
Interest rate derivatives	Derivative Financial Instruments – long-term	177	1,056
		$198	$2,364
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended March 31,
	2021	2020
	(In thousands)
Natural gas price derivatives	$(18,877)	$42,975
Oil price derivatives	(3,544)	18,924
Interest rate derivatives	672	—
	$(21,749)	$61,899
Subsequent to March 31, 2021, the Company entered into natural gas swap contracts to hedge 14,600,000 MMBtu of natural gas production from January 2022 to December 2022 at an average price of $2.70 per MMBtu.
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.7 million and $1.4 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, Comstock had 1,034,506 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.80 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $3.7 million as of March 31, 2021 is expected to be recognized over a period of 1.6 years.

As of March 31, 2021, Comstock had 1,136,488 PSUs outstanding at a weighted average grant date fair value of $9.33 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,272,976 shares of common stock. Total unrecognized compensation cost related to these grants of $4.1 million as of March 31, 2021 is expected to be recognized over a period of 1.5 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant.  The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2021. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.  The Company recognized accounts receivable of $126.5 million as of March 31, 2021 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Comstock assesses the collectibility of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2021 and 2020.
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

The following is an analysis of the consolidated income tax benefit (provision):

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Current - Federal	$—	$—
Current - State	(136)	(61)
Deferred - Federal	34,919	(11,503)
Deferred - State	(4,816)	173
	$29,967	$(11,391)
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	0.5	(0.5)
State income taxes, net of federal benefit	(3.0)	0.3
Nondeductible stock-based compensation	(0.2)	0.5
Effective tax rate	18.3%	21.3%

The Company's federal income tax returns for the years subsequent to December 31, 2016 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2013. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.
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
The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

Three Months Ended March 31, 2021
(In thousands)
Balance at beginning of year	$(22,588)
Total loss included in earnings	9,712
Settlements, net	1,919
Transfers out of Level 3	(6,418)
Balance at end of period	$(17,375)
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Derivative financial instruments (1)	$8,151	$8,151	$9,574	$9,574
Liabilities:
Derivative financial instruments (1)	$61,018	$61,018	$49,369	$49,369
Bank credit facility (2)	$550,000	$550,000	$500,000	$500,000
7.50% senior notes due 2025 (3)	$189,304	$253,565	$473,728	$628,691
9.75% senior notes due 2026 (3)	$844,068	$951,498	$1,577,824	$1,769,625
6.75% senior notes due 2029 (3)	$1,257,443	$1,275,000	$—	$—
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
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2021 and December 31, 2020, respectively, a Level 1 measurement.
Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2021 and December 31, 2020, 1,034,506 and 1,038,006 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Unvested restricted stock	1,035	1,085
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

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per unit amounts)
Weighted average PSUs	1,136	927
Weighted average grant date fair value per unit	$9.33	$9.58
The Company redeemed all of the shares of Series A Convertible Preferred Stock on May 19, 2020.  The Series B Convertible Preferred Stock became convertible into an aggregate of 43,750,000 shares of common stock on July 16, 2020 at a conversion price of $4.00 per share. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period. Weighted average shares of convertible preferred stock outstanding were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Weighted average convertible preferred stock	43,750	96,250
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. The PSUs were anti-dilutive in the three months ended March 31, 2020.
Basic and diluted income (loss) per share were determined as follows:

	Three Months Ended March 31,
	2021			2020
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(138,440)			$29,956
Income allocable to unvested restricted shares	—			(37)
Basic income (loss) attributable to common stock	(138,440)	231,377	$(0.60)	29,919	188,916	$0.16
Effect of Dilutive Securities:
Convertible preferred stock	—	—		12,072	96,250
Diluted income (loss) attributable to common stock	$(138,440)	231,377	$(0.60)	$41,991	285,166	$0.15

Basic and diluted per share amounts are the same for the three months ended March 31, 2021 due to the net loss in the period.
Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash payments for:
Interest payments	$97,990	$55,207
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$1,880	$(13,190)

(2) LONG-TERM DEBT
At March 31, 2021, long-term debt was comprised of the following:

(In thousands)
7.50% Senior Notes due 2025:
Principal	$244,400
Discount, net of amortization	(55,096)
9.75% Senior Notes due 2026:
Principal	872,934
Net discount, net of amortization	(28,866)
6.75% Senior Notes due 2029:
Principal	1,250,000
Premium, net of amortization	7,443
Bank Credit Facility:
Principal	550,000
Debt issuance costs, net of amortization	(40,337)
$2,800,478
As of March 31, 2021, the Company had $550.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events which matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes.  The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2021.
On March 4, 2021, the Company issued $1.25 billion principal amount of its 6.75% senior notes due 2029 in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of the Company's 7.50% senior notes due 2025 and 9.75% senior notes due 2026 pursuant to a tender offer.  The new senior notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.
Pursuant to the tender offer, Comstock repurchased $375.0 million principal amount of its 7.50% senior notes due 2025 and $777.1 million principal amount of its 9.75% senior notes due 2026 for and aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer. As a result of the early retirement of the senior notes repurchased in the tender offer, the Company recognized a $238.5 million loss on early retirement of debt in the three months ended March 31, 2021.
(3) PREFERRED STOCK
In connection with the acquisition of Covey Park Energy LLC, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. On May 19, 2020, the Company redeemed the 210,000 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $210.0 million plus accrued and unpaid dividends of approximately $2.9 million. The holder of the Series B Preferred Stock is entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The holder of the Series B Convertible Preferred Stock may convert any or all shares of such preferred stock into shares of the Company's common stock at $4.00 per share, subject to adjustment pursuant to customary anti-dilution provisions. The Company has the right to redeem the Series B Convertible Preferred Stock at any time at face value plus accrued dividends. The Series B Convertible Preferred Stock is classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.

(4) COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2021 or 2020.
(5) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by a partnership owned by our majority stockholder. We charge the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees that we charge other interest owners. We also provide natural gas marketing services to the partnership, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. We received $412 thousand and $324 thousand for the three months ended March 31, 2021 and 2020, respectively, for operating and marketing services provided to the partnership.
In connection with our operation of the wells, we had a $13.0 million receivable from the partnership at March 31, 2021, which was collected in full in May 2021. We also had a $1.9 million receivable for the fair market value of oil and natural gas price hedging contracts that we have entered into with the partnership.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2020.
Results of Operations

	Three Months Ended March 31,
	2021	2020
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	113,293	122,786
Oil (MBbls)	326	454
Natural gas equivalent (MMcfe)	115,246	125,513
Revenues:
Natural gas sales	$323,960	$207,239
Oil sales	16,525	18,639
Total oil and gas sales	$340,485	$225,878
Expenses:
Production and ad valorem taxes	$9,652	$8,401
Gathering and transportation	$29,458	$28,411
Lease operating	$24,563	$25,878
Depreciation, depletion and amortization	$109,128	$110,425
Exploration	$—	$27
Average Sales Price:
Natural gas (per Mcf)	$2.86	$1.69
Oil (per Bbl)	$50.69	$41.01
Average equivalent (Mcfe)	$2.95	$1.80
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.08	$0.06
Gathering and transportation	$0.26	$0.23
Lease operating	$0.21	$0.21
Depreciation, depletion and amortization	$0.95	$0.88
Revenues –
Oil and natural gas sales of $340.5 million increased by $114.6 million (51%) in the first quarter of 2021 as compared to $225.9 million for the first quarter of 2020, which increase was primarily due to higher prices received for our oil and natural gas production. Our natural gas production for the first quarter of 2021 was 113.3 billion cubic feet ("Bcf") (1.3 Bcf per day), which was sold at an average price of $2.86 per Mcf as compared to 122.8 Bcf (1.3 Bcf per day) sold at an average price of $1.69 per Mcf in the first quarter of 2020. Oil production of 326 MBbls (3,617 Bbls per day) was sold at an average price of $50.69 per Bbl in the first quarter of 2021 as compared to 454 MBbls (4,994 Bbls per day) sold at an average price of $41.01 per Bbl in the first quarter of 2020.
We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in natural gas and oil prices and to protect returns on investment from our drilling activities.

The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2021	2020
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.86	$1.69
Cash settlements on derivative financial instruments, per Mcf	$(0.07)	$0.35
Price per Mcf, including cash settlements on derivative financial instruments	$2.79	$2.04
Average Realized Oil Price:
Oil, per Bbl	$50.69	$41.01
Cash settlements on derivative financial instruments, per Bbl	$(2.82)	$5.30
Price per Bbl, including cash settlements on derivative financial instruments	$47.87	$46.31
Costs and Expenses –
Our production and ad valorem taxes increased $1.3 million (15%) to $9.7 million for the first quarter of 2021 from $8.4 million in the first quarter of 2020. The increase was primarily due to higher oil and natural gas prices in 2021.
Gathering and transportation costs for the first quarter of 2021 increased $1.0 million (4%) to $29.5 million as compared to $28.4 million in the first quarter of 2020 due primarily to higher gathering and transportation rates on our natural gas production.
Our lease operating expense of $24.6 million for the first quarter of 2021 decreased $1.3 million (5%) from lease operating expense of $25.9 million for the first quarter of 2020. This decrease relates to lower oil and natural gas production in the first quarter of 2021.
Depreciation, depletion and amortization ("DD&A") decreased $1.3 million (1%) to $109.1 million in the first quarter of 2021 from $110.4 million in the first quarter of 2020. Our DD&A per equivalent Mcf produced increased $0.07 (8%) to $0.95 per Mcfe for the three months ended March 31, 2021 from $0.88 per Mcfe for the three months ended March 31, 2020.
General and administrative expenses, which are reported net of overhead reimbursements, decreased to $8.0 million for the first quarter of 2021 from $8.7 million in the first quarter of 2020.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the three months ended March 31, 2021, we had net losses on derivative financial instruments of $21.7 million, as compared to net gains on derivative financial instruments of $61.9 million during the three months ended March 31, 2020. Realized net losses from our oil and natural gas price risk management program were $8.4 million for the three months ended March 31, 2021 as compared to realized net gains of $45.4 million for the three months ended March 31, 2020. Realized losses from our interest rate risk management program were $269 thousand for the three months ended March 31, 2021.
Interest expense was $63.8 million and $52.8 million for the three ended March 31, 2021 and 2020, respectively. The increase in interest expense is due to the issuance of $800.0 million principal amount of 9.75% senior notes in the second and third quarters of 2020.
Income taxes for the three months ended March 31, 2021 and 2020 were a benefit of $30.0 million and a provision of $11.4 million, respectively. The benefit and provision for income taxes for the three months ended March 31, 2021 and 2020 reflect an effective tax rate of 18.3% and 21.3%, respectively. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the impact of state income taxes.
We reported net loss available to common stockholders of $138.4 million or $0.60 per share, for the three months ended March 31, 2021 primarily due to the $238.5 million pre-tax loss on early retirement of our 7.50% senior notes and 9.75% senior notes. Income from operations was $159.7 million and we had $21.7 million in losses from derivative financial instruments, interest expense of $63.8 million and $4.3 million in preferred stock dividends. We reported net income available to common stockholders of $30.0 million or $0.15 per diluted share for the three months ended March 31, 2020.

Liquidity and Capital Resources
Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the three months ended March 31, 2021, we generated $193.3 million in cash flow from operating activities as compared to $150.1 million in cash flow from operating activities for the three months ended March 31, 2020.
The following table summarizes our capital expenditure activity:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Exploration and development:
Exploratory leasehold costs	$5,776	$—
Development leasehold costs	4,056	3,881
Development drilling and completion costs	155,239	122,058
Other development costs	3,780	4,561
Total capital expenditures	$168,851	$130,500
We drilled 25 (19.6 net) wells and completed 14 (9.5 net) Haynesville shale wells during the first three months of 2021. We expect to spend an additional $350 million to $390 million in the remaining nine months of 2021 to drill 46 (37 net) additional wells, to complete 45 (40 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
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
On March 4, 2021, we issued $1.25 billion principal amount of 6.75% senior notes due 2029 in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of our 7.50% senior notes due 2025 and 9.75% senior notes due 2026 pursuant to a tender offer.  The new senior notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.
Under the tender offer, we repurchased $375 million principal amount of our 7.50% senior notes and $777.1 million principal amount of our 9.75% senior notes for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer. As a result of the early retirement of the senior notes repurchased in the tender offer, we recognized a $238.5 million loss on early retirement of debt in the three months ended March 31, 2021.
At March 31, 2021, we had $550.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base, which is re-determined on a semi-annual basis and upon the occurrence of certain other events, and matures on July 16, 2024. The borrowing base was redetermined at $1.4 billion on April 16, 2021. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2021.

Federal Taxation
At March 31, 2021, we had $1.0 billion in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $117.0 million.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $822.3 million of the U.S. federal NOL carryforwards and $1.4 billion of the estimated state NOL carrforwards will expire unused.

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
As of March 31, 2021, we had natural gas price swap agreements which hedge approximately 182.9 Bcf of our 2021 through 2022 natural gas production at an average price of $2.54 per MMBtu and natural gas swaption contracts where the counterparty has the right to exercise a call option to enter into a price swap with the Company on 43.8 Bcf of our 2022 natural gas production at an average price of $2.51 per MMBtu. We also had natural gas collars to hedge approximately 129.0 Bcf of our 2021 and 2022 natural gas production with an average floor price of $2.48 per MMBtu and an average ceiling price of $3.06 per MMBtu. We also have oil collars to hedge 412,500 Bbls with an average floor price of $41.67 per Bbl and an average ceiling price of $51.67 per Bbl. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at March 31, 2021 would be $39.4 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease. Based on our oil and natural gas production for the three months ended March 31, 2021 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $5.8 million. Our natural gas collars, which cover the period April 1, 2021 through December 31, 2021, will result in natural gas prices on 103.6 Bcf of our future production to be subject to a floor price of $2.47 per MMBtu and an average ceiling price of $3.02 per MMBtu. Our crude oil price collars which cover the period April 1, 2021 through December 31, 2021 will result in oil prices on 412,500 Bbls of our future oil production to be subject to a floor price of $41.67 per Bbl and an average ceiling price of $51.67 per Bbl. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.

Interest Rates
At March 31, 2021, we had approximately $2.4 billion principal amount of long-term debt outstanding. $1,250.0 million of our long-term debt bear interest at a fixed rate of 6.75% (the "2029 Notes"), $872.9 million of our long-term debt bear interest at a fixed rate of 9.75% (the "2026 Notes") and $244.4 million of our long-term debt bear interest at a fixed rate of 7.50% (the "2025 Notes"). The fair market value of our 2029 Notes, 2026 Notes and 2025 Notes as of March 31, 2021 was $1,275.0 million, $951.5 million and $253.6 million, respectively, based on the market price of approximately 102%, 109% and 104% of the face amount of such debt. At March 31, 2021, we had $550.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. We have interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of our floating rate long-term debt. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: May 6, 2021	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)