Form 10-Q
period 2021-06-30
COMSTOCK RESOURCES INC
filed 2021-08-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 4, 2021 was 232,850,477.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS	(In thousands)
Cash and cash equivalents	$19,727	$30,272
Accounts receivable:
Oil and gas sales	144,358	125,016
Joint interest operations	23,781	14,615
From affiliates	17,837	6,155
Derivative financial instruments	10,765	8,913
Other current assets	8,410	14,839
Total current assets	224,878	199,810
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,981,955	4,647,188
Unproved	339,278	332,765
Other	6,731	6,858
Accumulated depreciation, depletion and amortization	(1,132,191)	(902,261)
Net property and equipment	4,195,773	4,084,550
Goodwill	335,897	335,897
Derivative financial instruments	830	661
Operating lease right-of-use assets	6,833	3,025
Other assets	37	40
	$4,764,248	$4,623,983
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$292,998	$259,284
Accrued costs	105,210	133,019
Operating leases	2,190	2,284
Derivative financial instruments	255,127	47,005
Total current liabilities	655,525	441,592
Long-term debt	2,847,309	2,517,149
Deferred income taxes	99,245	200,583
Derivative financial instruments	14,157	2,364
Long-term operating leases	4,674	740
Reserve for future abandonment costs	20,748	19,290
Other non-current liabilities	180	492
Total liabilities	3,641,838	3,182,210
Commitments and contingencies
Mezzanine equity:
Series B 10% Convertible Preferred stock — 5,000,000 shares authorized, 175,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,850,477 and 232,414,718 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	116,425	116,206
Additional paid-in capital	1,098,300	1,095,384
Accumulated earnings (deficit)	(267,315)	55,183
Total stockholders' equity	947,410	1,266,773
	$4,764,248	$4,623,983

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$321,520	$172,362	$645,480	$379,601
Oil sales	22,173	7,173	38,698	25,812
Total oil and gas sales	343,693	179,535	684,178	405,413
Operating expenses:
Production and ad valorem taxes	10,141	9,569	19,793	17,970
Gathering and transportation	31,736	26,590	61,194	55,001
Lease operating	26,011	27,820	50,574	53,698
Depreciation, depletion and amortization	121,446	103,347	230,574	213,772
General and administrative	7,872	8,298	15,900	17,017
Exploration	—	—	—	27
Gain on sale of assets	(9)	—	(79)	—
Total operating expenses	197,197	175,624	377,956	357,485

Operating income	146,496	3,911	306,222	47,928
Other income (expenses):
Gain (loss) from derivative financial instruments	(223,958)	(12,298)	(245,707)	49,601
Other income (expense)	530	(9)	811	304
Interest expense	(56,880)	(52,064)	(120,691)	(104,874)
Loss on early retirement of debt	(114,060)	(861)	(352,599)	(861)
Total other expenses	(394,368)	(65,232)	(718,186)	(55,830)
Loss before income taxes	(247,872)	(61,321)	(411,964)	(7,902)
Benefit from income taxes	68,177	11,445	98,144	54
Net loss	(179,695)	(49,876)	(313,820)	(7,848)
Preferred stock dividends and accretion	(4,363)	(10,126)	(8,678)	(22,198)
Net loss available to common stockholders	$(184,058)	$(60,002)	$(322,498)	$(30,046)

Net loss per share:
Basic	$(0.80)	$(0.29)	$(1.39)	$(0.15)
Diluted	$(0.80)	$(0.29)	$(1.39)	$(0.15)
Weighted average shares outstanding:
Basic	231,428	208,904	231,403	198,910
Diluted	231,428	208,904	231,403	198,910

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2020	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings on equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred stock accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	$94,990	$910,851	$168,552	$1,174,393
Stock-based compensation	507	254	1,298	—	1,552
Issuances of common stock	42,092	21,046	190,592	—	211,638
Stock issuance costs	—	—	(10,079)	—	(10,079)
Net loss	—	—	—	(49,876)	(49,876)
Preferred stock accretion	—	—	—	(2,917)	(2,917)
Payment of preferred dividends	—	—	—	(7,210)	(7,210)
Balance at June 30, 2020	232,580	$116,290	$1,092,662	$108,549	$1,317,501

Balance at January 1, 2021	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	(4)	—	1,690	—	1,690
Stock issuance costs	—	—	(30)	—	(30)
Net loss	—	—	—	(134,125)	(134,125)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2021	232,411	$116,206	$1,097,044	$(83,257)	$1,129,993
Stock-based compensation	472	235	1,564	—	1,799
Income tax withholdings on equity awards	(33)	(16)	(182)	—	(198)
Stock issuance costs	—	—	(126)	—	(126)
Net loss	—	—	—	(179,695)	(179,695)
Payment of preferred dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2021	232,850	$116,425	$1,098,300	$(267,315)	$947,410

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313,820)	$(7,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(101,281)	(206)
Exploration	—	27
Gain on sale of assets	(79)	—
Depreciation, depletion and amortization	230,574	213,772
(Gain) loss on derivative financial instruments	245,707	(49,601)
Cash settlements of derivative financial instruments	(27,813)	98,703
Amortization of debt discount and issuance costs	13,575	14,726
Stock-based compensation	3,489	2,982
Loss on early retirement of debt	352,599	861
(Increase) decrease in accounts receivable	(40,190)	83,172
(Increase) decrease in other current assets	5,528	(2,803)
Increase (decrease) in accounts payable and accrued expenses	17,294	(87,694)
Net cash provided by operating activities	385,583	266,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(338,779)	(233,874)
Proceeds from sales of assets	211	—
Net cash used for investing activities	(338,568)	(233,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	180,000	102,000
Repayments on bank credit facility	(205,000)	(552,000)
Issuance of Senior Notes	2,222,500	450,000
Retirement of Senior Notes	(2,210,626)	—
Issuance of common stock	—	206,626
Redemption of Series A Preferred Stock	—	(210,000)
Preferred stock dividends paid	(8,678)	(16,782)
Debt and stock issuance costs	(35,558)	(18,983)
Income tax withholdings on equity awards	(198)	(15)
Net cash used for financing activities	(57,560)	(39,154)
Net decrease in cash and cash equivalents	(10,545)	(6,937)
Cash and cash equivalents, beginning of period	30,272	18,532
Cash and cash equivalents, end of period	$19,727	$11,595

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2021, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform with current period presentation.
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
The results of operations for the period through June 30, 2021 are not necessarily an indication of the results expected for the full year.
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

Goodwill
The Company had goodwill of $335.9 million as of June 30, 2021 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1st of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $6.8 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.
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
Lease costs recognized during the three months and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Operating lease cost included in general and administrative expense	$435	$864
Operating lease cost included in lease operating expense	190	422
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	7,659	19,243
	$8,284	$20,529
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $625 thousand and $1.3 million for the three months and six months ended June 30, 2021.

As of June 30, 2021, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
July 1 to December 31, 2021	$1,141
2022	2,317
2023	1,983
2024	1,733
2025	1
Total lease payments	7,175
Imputed interest	(310)
Total lease liability	$6,865
The weighted average term of these operating leases was 3.3 years and the weighted average interest rate used in lease computations was 2.8%. As of June 30, 2021, the Company also had expected future payments for contracted drilling services of $4.8 million.
Accrued Costs
Accrued costs at June 30, 2021 and December 31, 2020 consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(In thousands)
Accrued interest payable	$30,549	$67,265
Accrued capital expenditures	25,744	24,959
Accrued transportation costs	24,379	25,353
Accrued employee compensation	7,562	7,519
Accrued ad valorem taxes	6,000	—
Accrued income and other taxes	5,661	2,168
Accrued lease operating expenses	2,354	3,466
Other	2,961	2,289
	$105,210	$133,019
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Reserve for future abandonment costs at beginning of period	$19,290	$18,151
New wells placed on production	862	289
Liabilities settled and assets disposed of	(6)	(27)
Accretion expense	602	581
Reserve for future abandonment costs at end of period	$20,748	$18,994
Derivative Financial Instruments and Hedging Activities
All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums. The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract. All of Comstock's natural gas derivative financial instruments, except for certain basis swaps, are tied to the Henry Hub-NYMEX price index and all of its crude oil derivative financial instruments are tied to the WTI-NYMEX index price. The Company had the following oil and natural gas price derivative financial instruments at June 30, 2021:

	Future Production Period
	Six Months Ending December 31, 2021		Year Ending December 31, 2022		Year Ending December 31, 2023	Total
Natural Gas Swap Contracts:
Volume (MMBtu)	105,340,000	(1)	74,750,000		—	180,090,000
Average Price per MMBtu	$2.53	(1)	$2.75		—	$2.62
Natural Gas Collar Contracts:
Volume (MMBtu)	74,210,000		109,450,000		4,500,000	188,160,000
Price per MMBtu:
Average Ceiling	$3.04		$3.44		$3.67	$3.29
Average Floor	$2.47		$2.52		$2.50	$2.50
Natural Gas Swaptions Contracts:
Volume (MMBtu)	—		43,800,000	(2)	—	43,800,000	(2)
Average Price per MMBtu	—		$2.51	(2)	—	$2.51	(2)
Natural Gas Basis Swap Contracts:
Volume (MMBtu)	7,360,000	(3)	10,950,000	(3)	—	18,310,000	(3)
Average Price per MMBtu	($0.12)		($0.16)		—	($0.14)
Crude Oil Collar Contracts:
Volume (Bbls)	276,000		—		—	276,000
Price per Bbl:
Average Ceiling	$51.67		—		—	$51.67
Average Floor	$41.67		—		—	$41.67
_____________________________
(1)For the six months ending December 31, 2021, natural gas price swap contracts include 22,080,000 MMBtu at an average price of $2.51 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (2) below.
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
The Company has interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of its floating rate long-term debt. These contracts settle monthly through April 2023. The fair value of these contracts was a net liability of $1.0 million at June 30, 2021.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	June 30, 2021	December 31, 2020
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$6,419	$8,913
Oil price derivatives	Derivative Financial Instruments – current	4,346	—
		$10,765	$8,913

Natural gas price derivatives	Derivative Financial Instruments – long-term	$798	$661
Interest rate derivatives	Derivative Financial Instruments – long-term	32	—
		$830	$661

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$244,304	$45,158
Oil price derivatives	Derivative Financial Instruments – current	9,828	831
Interest rate derivatives	Derivative Financial Instruments – current	995	1,016
		$255,127	$47,005

Natural gas price derivatives	Derivative Financial Instruments – long-term	$14,157	$1,308
Interest rate derivatives	Derivative Financial Instruments – long-term	—	1,056
		$14,157	$2,364
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Natural gas price derivatives	$(219,845)	$(5,140)	$(238,722)	$37,835
Oil price derivatives	(3,989)	(4,406)	(7,533)	14,518
Interest rate derivatives	(124)	(2,752)	548	(2,752)
	$(223,958)	$(12,298)	$(245,707)	$49,601
Subsequent to June 30, 2021, the Company entered into natural gas swap contracts to hedge 2,750,000 MMBtu of natural gas production from April 2022 to December 2022 at an average price of $3.00 per MMBtu. The Company also entered into natural gas collar contracts to hedge 6,350,000 MMBtu of natural gas production from January 2022 to December 2022 at an average floor price of $2.85 per MMBtu and an average ceiling price of $5.13 per MMBtu.
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.8 million and $1.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2021 and 2020, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

On June 8, 2021, the Company granted 473,162 shares of restricted stock to its employees and directors with a per share value of $6.05. As of June 30, 2021, Comstock had 1,305,368 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.96 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $5.7 million as of June 30, 2021 is expected to be recognized over a period of 2.1 years.
On June 8, 2021, the Company granted 220,929 PSUs to its officers with a per unit value of $8.56. As of June 30, 2021, Comstock had 1,357,417 PSUs outstanding at a weighted average grant date fair value of $9.21 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,714,834 shares of common stock. Total unrecognized compensation cost related to these grants of $5.0 million as of June 30, 2021 is expected to be recognized over a period of 2.0 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2021. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses. The Company recognized accounts receivable of $144.4 million as of June 30, 2021 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Comstock assesses the collectibility of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the six months ended June 30, 2021 and 2020.
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
The following is an analysis of the consolidated income tax benefit (provision):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Current - State	$(3,001)	$(88)	$(3,137)	$(149)
Deferred - Federal	58,044	13,520	92,963	2,017
Deferred - State	13,134	(1,987)	8,318	(1,814)
	$68,177	$11,445	$98,144	$54
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	10.9	(0.8)	(7.6)	5.2
State income taxes, net of federal benefit	4.1	(2.5)	1.3	(30.0)
Nondeductible stock-based compensation	0.3	0.8	0.1	2.9
Change in Louisiana tax law	(8.8)	—	9.0	—
Other	—	0.2	—	1.6
Effective tax rate	27.5%	18.7%	23.8%	0.7%

Effective June 30, 2021, the State of Louisiana enacted a new law, which provides that all NOL deductions claimed on any corporate income tax return filed on or after January 1, 2022 for NOLs relating to loss years on or after January 1, 2001 may be carried forward indefinitely, until such losses are fully recovered. The restoration of future NOLs previously expected to lapse due to limitation rules now serve as a tax benefit to the Company, subject to other limitations.
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
The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$(22,588)	$4,351
Total gain (loss) included in earnings	(30,262)	11,454
Settlements, net	5,402	(22,585)
Transfers out of Level 3	(6,418)	—
Balance at end of period	$(53,866)	$(6,780)
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Derivative financial instruments (1)	$11,595	$11,595	$9,574	$9,574
Liabilities:
Derivative financial instruments (1)	$269,284	$269,284	$49,369	$49,369
Bank credit facility (2)	$475,000	$475,000	$500,000	$500,000
7.50% senior notes due 2025 (3)	$191,774	$253,565	$473,728	$628,691
9.75% senior notes due 2026 (3)	$—	$—	$1,577,824	$1,769,625
6.75% senior notes due 2029 (3)	$1,257,257	$1,328,125	$—	$—
5.875% senior notes due 2030 (3)	$965,000	$984,300	$—	$—
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
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2021 and December 31, 2020, respectively, a Level 1 measurement.

Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At June 30, 2021 and December 31, 2020, 1,305,368 and 1,038,006 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders. Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Unvested restricted stock	1,091	1,184	1,063	1,135
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Weighted average PSUs	1,192	976	1,165	951
Weighted average grant date fair value per unit	$9.21	$9.33	$9.21	$9.33
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average convertible preferred stock	43,750	72,019	43,750	84,135
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.
Basic and diluted per share amounts are the same for the three months and six months ended June 30, 2021 and 2020 due to the net losses in the periods.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the six months ended June 30, 2021 and 2020, respectively, were as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash payments for:
Interest payments	$204,615	$90,552
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$785	$(29,078)
Liabilities assumed in exchange for right-of-use lease assets	$4,998	$1,505
Non-cash financing activities include:
Retirement of debt in exchange for common stock	$—	$(4,151)
Issuance of common stock in exchange for debt	$—	$5,012
(2) LONG-TERM DEBT
At June 30, 2021, long-term debt was comprised of the following:

(In thousands)
7.50% Senior Notes due 2025:
Principal	$244,400
Discount, net of amortization	(52,626)
6.75% Senior Notes due 2029:
Principal	1,250,000
Premium, net of amortization	7,257
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	475,000
Debt issuance costs, net of amortization	(41,722)
$2,847,309
As of June 30, 2021, the Company had $475.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events and matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2021.
On March 4, 2021, the Company issued $1.25 billion principal amount of its 6.75% senior notes due 2029 ("the 2029 Notes") in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of the Company's 7.5% senior notes due 2025 and 9.75% senior notes due 2026 (the "2026 Notes") pursuant to a tender offer. The 2029 Notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.

Pursuant to the tender offer, Comstock repurchased $375.0 million principal amount of its 7.5% senior notes due 2025 and $777.1 million principal amount of the 2026 Notes for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer.
On June 28, 2021, the Company issued $965.0 million principal amount of its 5.875% senior notes due 2030 (the "2030 Notes") in a private placement and received net proceeds after offering costs of $949.5 million, which were used along with cash on hand to redeem all outstanding 2026 Notes. The 2030 Notes mature on January 15, 2030 and accrue interest at a rate of 5.875% per annum, payable semi-annually on January 15 and July 15 of each year.
On June 29, 2021, Comstock completed the redemption of all outstanding 2026 Notes for an aggregate amount of $978.6 million, which included premiums paid over face value of $74.0 million and accrued interest of $31.7 million.
As a result of the early retirement of the senior notes repurchased in the tender offer and the redemption of the 2026 Notes, the Company recognized a loss of $114.1 million and $352.6 million on early retirement of debt for the three months and six months ended June 30, 2021, respectively.

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

(4) COMMITMENTS AND CONTINGENCIES
In April 2021, the Company entered into a well stimulation agreement that extends to 2024 for exclusive use of a natural gas powered pressure pumping fleet. The minimum commitment under this contract is $19.2 million per year from 2022 through 2024.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2021 or 2020.
(5) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by a partnership owned by its majority stockholder. The Company charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees that are charged other interest owners. Comstock also provides natural gas marketing services to the partnership, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $399 thousand and $810 thousand for the three and six months ended June 30, 2021, and $55 thousand and $379 thousand for the three and six months ended June 30, 2020, respectively, for drilling, operating and marketing services provided to the partnership.
In connection with our operation of the wells, the Company had a $17.8 million receivable from the partnership at June 30, 2021, which was collected in full in August 2021. The Company also had a $10.1 million receivable for the fair market value of oil and natural gas price hedging contracts that were entered into with the partnership.

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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	124,083	116,477	237,376	239,263
Oil (MBbls)	362	360	688	814
Natural gas equivalent (MMcfe)	126,260	118,631	241,506	244,144
Revenues:
Natural gas sales	$321,520	$172,362	$645,480	$379,601
Oil sales	22,173	7,173	38,698	25,812
Total oil and gas sales	$343,693	$179,535	$684,178	$405,413
Expenses:
Production and ad valorem taxes	$10,141	$9,569	$19,793	$17,970
Gathering and transportation	$31,736	$26,590	$61,194	$55,001
Lease operating	$26,011	$27,820	$50,574	$53,698
Depreciation, depletion and amortization	$121,446	$103,347	$230,574	$213,772
Exploration	$—	$—	$—	$27
Average Sales Price:
Natural gas (per Mcf)	$2.59	$1.48	$2.72	$1.59
Oil (per Bbl)	$61.25	$19.97	$56.25	$31.72
Average equivalent (Mcfe)	$2.72	$1.51	$2.83	$1.66
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.08	$0.08	$0.08	$0.07
Gathering and transportation	$0.25	$0.22	$0.25	$0.23
Lease operating	$0.21	$0.24	$0.21	$0.22
Depreciation, depletion and amortization	$0.96	$0.87	$0.95	$0.88
Revenues –
Oil and natural gas sales of $343.7 million increased by $164.2 million (91%) in the second quarter of 2021 as compared to $179.5 million for the second quarter of 2020. The increase was primarily due to higher prices received for our oil and natural gas production as well as increased natural gas production. Our natural gas production for the second quarter of 2021 was 124.1 billion cubic feet ("Bcf") (1.4 Bcf per day), which was sold at an average price of $2.59 per Mcf as compared to 116.5 Bcf (1.3 Bcf per day) sold at an average price of $1.48 per Mcf in the second quarter of 2020. Oil production of 362 MBbls (3,978 Bbls per day) was sold at an average price of $61.25 per Bbl in the second quarter of 2021 as compared to 360 MBbls (3,956 Bbls per day) sold at an average price of $19.97 per Bbl in the second quarter of 2020.
Oil and natural gas sales of $684.2 million increased by $278.8 million (69%) for the six months ended June 30, 2021 compared to $405.4 million for the six months ended June 30, 2020, which was primarily due to higher prices received for our oil and natural gas production. Our natural gas production for the first six months of 2021 was 237.4 Bcf (1.3 Bcf per day) was sold at an average price of $2.72 per Mcf as compared to 239.3 Bcf (1.3 Bcf per day) sold at an average price of $1.59 per Mcf in the first six months of 2020. Oil production of 688 Mbbls (3,801 Bbls per day) was sold at an average price of $56.25 per Bbl in the first six months of 2021 as compared to 814 Mbbls (4,473 Bbls per day) sold at an average price of $31.72 per Bbl in the first six months of 2020.

We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in prices of natural gas and oil and to protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.59	$1.48	$2.72	$1.59
Cash settlements on derivative financial instruments, per Mcf	(0.13)	$0.40	$(0.10)	$0.37
Price per Mcf, including cash settlements on derivative financial instruments	$2.46	$1.88	$2.62	$1.96
Average Realized Oil Price:
Oil, per Bbl	$61.25	$19.97	$56.25	$31.72
Cash settlements on derivative financial instruments, per Bbl	(5.43)	17.92	(4.19)	10.87
Price per Bbl, including cash settlements on derivative financial instruments	$55.82	$37.89	$52.06	$42.59
Costs and Expenses –
Our production and ad valorem taxes increased $0.6 million (6%) to $10.1 million for the second quarter of 2021 from $9.6 million in the second quarter of 2020. Production and ad valorem taxes increased $1.8 million (10%) to $19.8 million for the first six months of 2021 from $18.0 million in the first six months of 2020. The increase was primarily due to the higher oil and natural gas sales in 2021.
Gathering and transportation costs for the second quarter of 2021 increased $5.1 million (19%) to $31.7 million as compared to $26.6 million in the second quarter of 2020. Gathering and transportation costs for the first six months of 2021 increased $6.2 million (11%) to $61.2 million as compared to $55.0 million for the first six months of 2020. The increase is due primarily to higher average rates in 2021 in addition to the higher production in the second quarter of 2021.
Our lease operating expense of $26.0 million ($0.21 per Mcfe) for the second quarter of 2021 decreased $1.8 million (7%) from lease operating expense of $27.8 million ($0.24 per Mcfe) for the second quarter of 2020. Our lease operating expense of $50.6 million ($0.21 per Mcfe) for the first six months of 2021 decreased $3.1 million (6%) from lease operating expense of $53.7 million ($0.22 per Mcfe) for the first six months of 2020. The decrease in average per unit cost is related to the growth in our lower cost natural gas production where much of the operating costs are fixed in nature.
Depreciation, depletion and amortization ("DD&A") increased $18.1 million (18%) to $121.4 million in the second quarter of 2021 from $103.3 million in the second quarter of 2020. Our DD&A per equivalent Mcf produced increased $0.09 (10%) to $0.96 per Mcfe for the three months ended June 30, 2021 from $0.87 per Mcfe for the three months ended June 30, 2020. DD&A increased $16.8 million (8%) to $230.6 million in the first six months of 2021 from $213.8 million in the first six months of 2020. Our DD&A per equivalent Mcf produced increased $0.07 (8%) to $0.95 per Mcfe for the first six months of 2021 from $0.88 per Mcfe for the first six months of 2020.
General and administrative expenses, which are reported net of overhead reimbursements, decreased to $7.9 million for the second quarter of 2021 from $8.3 million in the second quarter of 2020. General and administrative expenses decreased to $15.9 million for the first six months of 2021 from $17.0 million in the first six months of 2020. The decreases were primarily related to increased overhead reimbursements in 2021.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the three months ended June 30, 2021, we had net losses on derivative financial instruments of $224.0 million, as compared to net losses on derivative financial instruments of $12.3 million during the three months ended June 30, 2020. Realized net losses from our oil and natural gas price risk management program were $18.8 million for the three months ended June 30, 2021 as compared to realized net gains of $53.2 million for the three months ended June 30, 2021. Realized losses from our interest rate risk management program were $292 thousand for the three months ended June 30, 2021 as compared to net gains of $63 thousand for the three months ended June 30, 2020. During the six months ended June 30, 2021, we had net losses on derivative financial instruments of $245.7 million, as compared to net gains on derivative financial instruments of $49.6 million during the the first six months of 2020. Realized net losses from our oil and natural gas price risk management program were $27.3 million and net gains of $98.6 million for the six months ended June 30, 2021 and 2020, respectively. Realized losses from our interest rate risk management program were $561 thousand for the six months ended June 30, 2021 as compared to net gains of $63 thousand for the six months ended June 30, 2020.

Interest expense was $56.9 million and $52.1 million for the three months ended June 30, 2021 and 2020, respectively. Interest expense was $120.7 million and $104.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase in interest expense is due primarily to the issuance of additional 9.75% senior notes in 2020.
Income taxes for the three months ended June 30, 2021 and 2020 were a benefit of $68.2 million and $11.4 million, respectively. Income taxes for the six months ended June 30, 2021 and 2020 were a benefit of $98.1 million and $0.1 million, respectively. The benefit for income taxes for the three months and six months ended June 30, 2021 reflect an effective tax rate of 27.5% and 23.8%, respectively. The benefit for income taxes for the three months and six months ended June 30, 2020 reflect an effective tax rate of 18.7% and 0.7%, respectively. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the impact of state income taxes, including changes to Louisiana state tax law enacted in the second quarter of 2021.
We reported net loss available to common stockholders of $184.1 million or $0.80 per share, for the three months ended June 30, 2021 due primarily to the $224.0 million in losses from derivative financial instruments and the $114.1 million loss on early retirement of our 9.75% senior notes. Income from operations was $146.5 million and we had interest expense of $56.9 million and $4.4 million in preferred stock dividends. We reported net loss available to common stockholders of $60.0 million or $0.29 per share for the three months ended June 30, 2020. In the first six months of 2021, we reported net loss available to common stockholders of $322.5 million or $1.39 per share. Our net loss during this period includes income from operations of $306.2 million, which were offset by losses on derivative financial instruments of $245.7 million, interest expense of $120.7 million and $352.6 million in losses on early retirement of debt. We reported net loss of $30.0 million or $0.15 per share for the six months ended June 30, 2020.

Liquidity and Capital Resources
Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the six months ended June 30, 2021, we generated $385.6 million in cash flow from operating activities as compared to $266.1 million in cash flow from operating activities for the six months ended June 30, 2020.
The following table summarizes our capital expenditure activity:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Exploration and development:
Exploratory leasehold costs	$13,401	$—
Development leasehold costs	6,061	6,336
Development drilling and completion costs	312,887	183,480
Other development costs	8,931	15,418
Total capital expenditures	$341,280	$205,234
We drilled 50 (34.4 net) wells and completed 35 (24.5 net) Haynesville shale wells during the first six months of 2021. We expect to spend an additional $200 million to $240 million in the remaining six months of 2021 to drill 25 (21.7 net) additional wells, to complete 29 (24.3 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
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

On March 4, 2021, we issued $1.25 billion principal amount of our 6.75% senior notes due in 2029 (the "2029 Notes") in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of our 7.5% senior notes due in 2025 (the "2025 Notes") and 9.75% senior notes due in 2026 (the "2026 Notes") pursuant to a tender offer.  The 2029 Notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.
Pursuant to the tender offer, we repurchased $375.0 million principal amount of the 2025 Notes and $777.1 million principal amount of the 2026 Notes for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer.
On June 28, 2021, we issued $965.0 million principal amount of our 5.875% senior notes due in 2030 (the "2030 Notes") in a private placement and received net proceeds after offering costs of $949.5 million, which were used along with cash on hand to redeem all outstanding 2026 Notes. The 2030 Notes mature on January 15, 2030 and accrue interest at a rate of 5.875% per annum, payable semi-annually on January 15 and July 15 of each year.
On June 29, 2021, we completed the redemption of all outstanding 2026 Notes for $978.6 million, which included premiums paid over face value of $74.0 million and accrued interest of $31.7 million. As a result of the early retirement of the senior notes repurchased in the tender offer and the redemption of the 2026 Notes, we recognized a loss of $114.1 million and $352.6 million on early retirement of debt for the three months and six months ended June 30, 2021, respectively.
At June 30, 2021, we had $475.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base, which is re-determined on a semi-annual basis and upon the occurrence of certain other events, and matures on July 16, 2024. The borrowing base was redetermined at $1.4 billion on April 16, 2021. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2021.
In April 2021, we entered into a well stimulation agreement that extends to 2024 for exclusive use of a natural gas powered pressure pumping fleet. The minimum commitment under this contract is $19.2 million per year from 2022 through 2024.
Income Taxes
At June 30, 2021, we had $946.1 million in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $117 million.
Effective June 30, 2021, Louisiana state tax law was amended to provide that all NOL deductions claimed on any corporate income tax return filed on or after January 1, 2022 for NOLs relating to loss years on or after January 1, 2001 may be carried forward indefinitely until such losses are fully recovered, subject to other limitations.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $800.5 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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
As of June 30, 2021, we had natural gas price swap agreements which hedge approximately 180.1 Bcf of our 2021 and 2022 natural gas production at an average price of $2.62 per MMBtu and natural gas swaption contracts where the counterparty has the right to exercise a call option to enter into a price swap with the Company on 43.8 Bcf of our 2022 natural gas production at an average price of $2.51 per MMBtu. We also had natural gas collars to hedge approximately 188.2 Bcf of our 2021 and 2022 natural gas production with an average floor price of $2.50 per MMBtu and an average ceiling price of $3.29 per MMBtu. We also have oil collars to hedge 276,000 Bbls with an average floor price of $41.67 per Bbl and an average ceiling price of $51.67 per Bbl. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. The change in the fair value of our natural gas swaps that would result from a 10% change in commodities prices at June 30, 2021 would be $49.2 million. Such a change in fair value could be a gain or a loss depending on whether prices increase or decrease. Based on our oil and natural gas production for the three months ended June 30, 2021 and our outstanding natural gas price swap agreements, a $0.10 change in the price per Mcf of natural gas would have changed our cash flow by approximately $12.7 million. Our natural gas collars, which cover the period July 1, 2021 through December 31, 2021, will result in natural gas prices on 74.2 Bcf of our future production to be subject to a floor price of $2.47 per MMBtu and an average ceiling price of $3.04 per MMBtu. Our crude oil price collars which cover the period July 1, 2021 through December 31, 2021 will result in oil prices on 276,000 Bbls of our future oil production to be subject to a floor price of $41.67 per Bbl and an average ceiling price of $51.67 per Bbl. These collars may increase or decrease our cash flow depending upon whether future prices are below the floor or above the ceiling prices.
Interest Rates
At June 30, 2021, we had approximately $2.5 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875%, $1.25 billion of our long-term debt bear interest at a fixed rate of 6.75% and $244.4 million of our long-term debt bear interest at a fixed rate of 7.50% (the "2025 Notes"). The fair market value of the 2030 Notes, 2029 Notes and 2025 Notes as of June 30, 2021 was $984.3 million, $1,328.1 million and $253.6 million, respectively, based on the market price of approximately 102%, 106% and 104% of the face amount of such debt. At June 30, 2021, we had $475.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. We have interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of our floating rate long-term debt. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: August 5, 2021	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)