Form 10-Q
period 2021-09-30
COMSTOCK RESOURCES INC
filed 2021-11-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 3, 2021 was 232,924,646.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended September 30, 2021

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$27,841	$30,272
Accounts receivable:
Oil and gas sales	213,661	125,016
Joint interest operations	20,241	14,615
From affiliates	9,263	6,155
Derivative financial instruments	26,392	8,913
Other current assets	12,194	14,839
Total current assets	309,592	199,810
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	5,180,782	4,647,188
Unproved	307,593	332,765
Other	6,630	6,858
Accumulated depreciation, depletion and amortization	(1,260,528)	(902,261)
Net property and equipment	4,234,477	4,084,550
Goodwill	335,897	335,897
Derivative financial instruments	342	661
Operating lease right-of-use assets	6,792	3,025
Other assets	37	40
	$4,887,137	$4,623,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$324,811	$259,284
Accrued costs	109,122	133,019
Operating leases	2,356	2,284
Derivative financial instruments	627,166	47,005
Total current liabilities	1,063,455	441,592
Long-term debt	2,801,312	2,517,149
Deferred income taxes	115,585	200,583
Derivative financial instruments	50,127	2,364
Long-term operating leases	4,486	740
Reserve for future abandonment costs	21,867	19,290
Other non-current liabilities	24	492
Total liabilities	4,056,856	3,182,210
Commitments and contingencies
Mezzanine equity:
Series B 10% Convertible Preferred stock — 5,000,000 shares authorized, 175,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,924,646 and 232,414,718 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	116,462	116,206
Additional paid-in capital	1,098,851	1,095,384
Accumulated earnings (deficit)	(560,032)	55,183
Total stockholders' equity	655,281	1,266,773
	$4,887,137	$4,623,983

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$488,303	$168,374	$1,133,783	$547,975
Oil sales	22,873	9,637	61,571	35,449
Total oil and gas sales	511,176	178,011	1,195,354	583,424
Operating expenses:
Production and ad valorem taxes	16,675	9,798	36,468	27,768
Gathering and transportation	35,402	22,422	96,596	77,423
Lease operating	26,576	25,412	77,150	79,110
Depreciation, depletion and amortization	128,739	99,056	359,313	312,828
General and administrative	8,052	8,974	23,952	25,991
Exploration	—	—	—	27
Gain on sale of assets	(14)	(16)	(93)	(16)
Total operating expenses	215,430	165,646	593,386	523,131

Operating income	295,746	12,365	601,968	60,293
Other income (expenses):
Loss from derivative financial instruments	(510,319)	(121,579)	(756,026)	(71,978)
Other expense	197	489	1,008	793
Interest expense	(49,954)	(63,890)	(170,645)	(168,764)
Loss on early retirement of debt	—	—	(352,599)	(861)
Total other expenses	(560,076)	(184,980)	(1,278,262)	(240,810)
Loss before income taxes	(264,330)	(172,615)	(676,294)	(180,517)
Benefit from (provision for) income taxes	(23,976)	46,123	74,168	46,177
Net loss	(288,306)	(126,492)	(602,126)	(134,340)
Preferred stock dividends and accretion	(4,411)	(4,398)	(13,089)	(26,596)
Net loss available to common stockholders	$(292,717)	$(130,890)	$(615,215)	$(160,936)

Net loss per share:
Basic	$(1.26)	$(0.57)	$(2.66)	$(0.77)
Diluted	$(1.26)	$(0.57)	$(2.66)	$(0.77)
Weighted average shares outstanding:
Basic	231,747	231,223	231,519	209,760
Diluted	231,747	231,223	231,519	209,760

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2020	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	(24)	(12)	1,442	—	1,430
Income tax withholdings on equity awards	(2)	(1)	(14)	—	(15)
Net income	—	—	—	42,028	42,028
Preferred stock accretion	—	—	—	(2,500)	(2,500)
Payment of preferred dividends	—	—	—	(9,572)	(9,572)
Balance at March 31, 2020	189,981	$94,990	$910,851	$168,552	$1,174,393
Stock-based compensation	507	254	1,298	—	1,552
Issuances of common stock	42,092	21,046	190,592	—	211,638
Stock issuance costs	—	—	(10,079)	—	(10,079)
Net loss	—	—	—	(49,876)	(49,876)
Preferred stock accretion	—	—	—	(2,917)	(2,917)
Payment of preferred dividends	—	—	—	(7,210)	(7,210)
Balance at June 30, 2020	232,580	$116,290	$1,092,662	$108,549	$1,317,501
Stock-based compensation	(46)	(22)	1,774	—	1,752
Income tax withholdings on equity awards	(113)	(58)	(619)	—	(677)
Stock issuance costs	—	—	(6)	—	(6)
Net loss	—	—	—	(126,492)	(126,492)
Payment of preferred dividends	—	—	—	(4,398)	(4,398)
Balance at September 30, 2020	232,421	$116,210	$1,093,811	$(22,341)	$1,187,680

Balance at January 1, 2021	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	(4)	—	1,690	—	1,690
Stock issuance costs	—	—	(30)	—	(30)
Net loss	—	—	—	(134,125)	(134,125)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2021	232,411	$116,206	$1,097,044	$(83,257)	$1,129,993
Stock-based compensation	472	235	1,564	—	1,799
Income tax withholdings on equity awards	(33)	(16)	(182)	—	(198)
Stock issuance costs	—	—	(126)	—	(126)
Net loss	—	—	—	(179,695)	(179,695)
Payment of preferred dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2021	232,850	$116,425	$1,098,300	$(267,315)	$947,410
Stock-based compensation	298	149	1,653	—	1,802
Income tax withholdings on equity awards	(223)	(112)	(1,102)	—	(1,214)
Net loss	—	—	—	(288,306)	(288,306)
Payment of preferred dividends	—	—	—	(4,411)	(4,411)
Balance at September 30, 2021	232,925	$116,462	$1,098,851	$(560,032)	$655,281

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(602,126)	$(134,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(84,942)	(46,443)
Exploration	—	27
Gain on sale of assets	(93)	(16)
Depreciation, depletion and amortization	359,313	312,828
Loss on derivative financial instruments	756,026	71,978
Cash settlements of derivative financial instruments	(145,262)	132,725
Amortization of debt discount and issuance costs	17,587	24,231
Stock-based compensation	5,291	4,734
Loss on early retirement of debt	352,599	861
(Increase) decrease in accounts receivable	(97,379)	79,382
Decrease in other current assets	850	8,291
Increase (decrease) in accounts payable and accrued expenses	56,689	(64,303)
Net cash provided by operating activities	618,553	389,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(508,051)	(332,628)
Proceeds from sales of assets	261	283
Net cash used for investing activities	(507,790)	(332,345)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	275,000	157,000
Repayments on bank credit facility	(350,000)	(907,000)
Issuance of Senior Notes	2,222,500	751,500
Retirement of Senior Notes	(2,210,626)	—
Issuance of common stock	—	206,626
Redemption of Series A Preferred Stock	—	(210,000)
Preferred stock dividends paid	(13,089)	(21,180)
Debt and stock issuance costs	(35,567)	(24,128)
Income tax withholdings on equity awards	(1,412)	(692)
Net cash used for financing activities	(113,194)	(47,874)
Net increase (decrease) in cash and cash equivalents	(2,431)	9,736
Cash and cash equivalents, beginning of period	30,272	18,532
Cash and cash equivalents, end of period	$27,841	$28,268

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2021, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
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
The results of operations for the period through September 30, 2021 are not necessarily an indication of the results expected for the full year.
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
Goodwill
The Company had goodwill of $335.9 million as of September 30, 2021 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
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
Lease costs recognized during the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost included in general and administrative expense	$435	$422	$1,299	$1,249
Operating lease cost included in lease operating expense	218	229	640	578
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	8,239	7,324	27,482	26,605
	$8,892	$7,975	$29,421	$28,432
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.7 million in each of the three months ended September 30, 2021 and 2020, and $1.9 million and $1.8 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2021	$552
2022	2,522
2023	2,188
2024	1,862
2025	3
Total lease payments	7,127
Imputed interest	(285)
Total lease liability	$6,842
The weighted average term of these operating leases was 3.0 years and the weighted average interest rate used in lease computations was 2.7%. As of September 30, 2021, the Company also had expected future payments for contracted drilling services of $4.3 million.
Accrued Costs
Accrued costs at September 30, 2021 and December 31, 2020 consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(In thousands)
Accrued interest payable	$28,956	$67,265
Accrued transportation costs	24,703	25,353
Accrued capital expenditures	21,938	24,959
Accrued income and other taxes	12,595	2,168
Accrued ad valorem taxes	9,000	—
Accrued employee compensation	6,518	7,519
Accrued lease operating expenses	2,685	3,466
Other	2,727	2,289
	$109,122	$133,019
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Reserve for future abandonment costs at beginning of period	$19,290	$18,151
New wells placed on production	1,666	451
Liabilities settled and assets disposed of	(6)	(80)
Accretion expense	917	880
Reserve for future abandonment costs at end of period	$21,867	$19,402

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
The Company had the following oil and natural gas price derivative financial instruments at September 30, 2021:

	Future Production Period
	Three Months Ending December 31, 2021		Year Ending December 31, 2022		Year Ending December 31, 2023	Total
Natural Gas Swap Contracts:
Volume (MMBtu)	51,520,000	(1)	77,500,000		—	129,020,000
Average Price per MMBtu	$2.53	(1)	$2.76		—	$2.66
Natural Gas Collar Contracts:
Volume (MMBtu)	37,410,000		140,925,000		6,750,000	185,085,000
Price per MMBtu:
Average Ceiling	$3.05		$3.91		$4.03	$3.74
Average Floor	$2.48		$2.62		$2.67	$2.60
Natural Gas Swaptions Contracts:
Volume (MMBtu)	—		43,800,000	(2)	—	43,800,000	(2)
Average Price per MMBtu	—		2.51	(2)	—	$2.51	(2)
Natural Gas Basis Swap Contracts:
Volume (MMBtu)	3,680,000	(3)	10,950,000	(3)	—	14,630,000	(3)
Average Price per MMBtu	($0.12)		($0.16)		—	($0.15)
Crude Oil Collar Contracts:
Volume (Bbls)	138,000		—		—	138,000
Price per Bbl:
Average Ceiling	$51.67		—		—	$51.67
Average Floor	$41.67		—		—	$41.67
_____________________________
(1)For the three months ending December 31, 2021, natural gas price swap contracts include 11,040,000 MMBtu at an average price of $2.51 that are part of certain natural gas price swaption contracts which include a call to extend the price swap by the counterparty as described in (2) below.
(2)The counterparties have the right to exercise a call option to enter into a price swap with the Company on 43,800,000 MMBtu in 2022 at an average price $2.51. The call option was exercised for 36,500,000 MMBtu at an average price of $2.52 on October 29, 2021 and the call option on 7,300,000 MMBtu at an average price of $2.50 expires on November 26, 2021.
(3)Contracts fix the differential between NYMEX Henry Hub and the Houston Ship Channel indices.
The Company has interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of its floating rate long-term debt. These contracts settle monthly through April 2023. The fair value of these contracts was a net liability of $0.9 million at September 30, 2021.

None of the Company's derivative contracts were designated as cash flow hedges. The aggregate fair value of the Company's derivative instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

Type	Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$23,815	$8,913
Oil price derivatives	Derivative Financial Instruments – current	2,577	—
		$26,392	$8,913

Natural gas price derivatives	Derivative Financial Instruments – long-term	$236	$661
Interest rate derivatives	Derivative Financial Instruments – long-term	106	—
		$342	$661

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$620,408	$45,158
Oil price derivatives	Derivative Financial Instruments – current	5,739	831
Interest rate derivatives	Derivative Financial Instruments – current	1,019	1,016
		$627,166	$47,005

Natural gas price derivatives	Derivative Financial Instruments – long-term	$50,127	$1,308
Interest rate derivatives	Derivative Financial Instruments – long-term	—	1,056
		$50,127	$2,364
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Natural gas price derivatives	$(509,777)	$(120,706)	$(748,499)	$(82,872)
Oil price derivatives	(287)	(989)	(7,820)	13,529
Interest rate derivatives	(255)	116	293	(2,635)
	$(510,319)	$(121,579)	$(756,026)	$(71,978)
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.8 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during each of the three months ended September 30, 2021 and 2020, and $5.3 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, Comstock had 952,971 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.74 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $4.7 million as of September 30, 2021 is expected to be recognized over a period of 1.9 years.
As of September 30, 2021, Comstock had 1,049,910 PSUs outstanding at a weighted average grant date fair value of $8.11 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,099,820 shares of common stock. Total unrecognized compensation cost related to these grants of $4.2 million as of September 30, 2021 is expected to be recognized over a period of 1.8 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners.  Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received.  Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2021. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses. The Company recognized accounts receivable of $213.7 million as of September 30, 2021 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Comstock assesses the collectibility of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the nine months ended September 30, 2021 and 2020.
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

The following is an analysis of the consolidated income tax benefit (provision):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Current - State	$(7,637)	$(67)	$(10,774)	$(216)
Deferred - Federal	12,971	35,645	105,934	37,662
Deferred - State	(29,310)	10,545	(20,992)	8,731
	$(23,976)	$46,123	$74,168	$46,177
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Change in Louisiana tax law	43.1	—	8.3	—
Valuation allowance on deferred tax assets	(58.3)	1.5	(13.3)	1.0
State income taxes, net of federal benefit	(14.0)	5.2	(4.7)	4.3
Nondeductible stock-based compensation	(0.9)	(1.0)	(0.3)	(0.8)
Other	—	—	—	0.1
Effective tax rate	(9.1)%	26.7%	11.0%	25.6%

The income tax provision for the three months ended September 30, 2021 is attributable to revisions to the estimated future utilization of federal and state net operating loss carryforwards resulting from the loss from derivative financial instruments that was recognized in the period.
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
The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$(22,588)	$4,351
Total unrealized loss included in earnings (1)	(113,018)	(27,450)
Settlements, net (1)	21,881	(33,143)
Transfers out of Level 3	(6,418)	—
Balance at end of period	$(120,143)	$(56,242)
_____________________________
(1)Unrealized gains and losses and net settlements are reported as part of loss from derivative financial instruments on the accompanying consolidated statements of operations.
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Derivative financial instruments (1)	$26,734	$26,734	$9,574	$9,574
Liabilities:
Derivative financial instruments (1)	$677,293	$677,293	$49,369	$49,369
Bank credit facility (2)	$425,000	$425,000	$500,000	$500,000
7.50% senior notes due 2025 (3)	$194,339	$253,871	$473,728	$628,691
9.75% senior notes due 2026 (3)	$—	$—	$1,577,824	$1,769,625
6.75% senior notes due 2029 (3)	$1,257,067	$1,348,438	$—	$—
5.875% senior notes due 2030 (3)	$965,000	$1,007,219	$—	$—
_____________________________
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
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2021 and December 31, 2020, respectively, a Level 1 measurement.

Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At September 30, 2021 and December 31, 2020, 952,971 and 1,038,006 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Unvested restricted stock	1,148	1,285	1,092	1,185
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per unit amounts)
Weighted average PSUs	1,204	1,136	1,178	1,014
Weighted average grant date fair value per unit	$8.11	$9.33	$8.11	$9.33
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average convertible preferred stock	43,750	43,750	43,750	70,575
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.
Basic and diluted per share amounts are the same for the three months and nine months ended September 30, 2021 and 2020 due to the net losses in the periods.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash payments for:
Interest payments	$206,170	$145,125
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(3,021)	$16,771
Liabilities assumed in exchange for right-of-use lease assets	$5,562	$1,675
Non-cash financing activities include:
Retirement of debt in exchange for common stock	$—	$(4,151)
Issuance of common stock in exchange for debt	$—	$5,012
(2) LONG-TERM DEBT
At September 30, 2021, long-term debt was comprised of the following:

(In thousands)
7.50% Senior Notes due 2025:
Principal	$244,400
Discount, net of amortization	(50,061)
6.75% Senior Notes due 2029:
Principal	1,250,000
Premium, net of amortization	7,067
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	425,000
Debt issuance costs, net of amortization	(40,094)
$2,801,312
As of September 30, 2021, the Company had $425.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events and matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2021.
On March 4, 2021, the Company issued $1.25 billion principal amount of its 6.75% senior notes due 2029 (the "2029 Notes") in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of the Company's 7.5% senior notes due 2025 (the "2025 Notes") and 9.75% senior notes due 2026 (the "2026 Notes") pursuant to a tender offer. The 2029 Notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.

Pursuant to the tender offer, Comstock repurchased $375.0 million principal amount of the 2025 Notes and $777.1 million principal amount of the 2026 Notes for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer.
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
As a result of the early retirement of the senior notes repurchased in the tender offer and the redemption of the 2026 Notes, the Company recognized a loss of $352.6 million on early retirement of debt for the nine months ended September 30, 2021.
(3) PREFERRED STOCK
In connection with the acquisition of Covey Park Energy LLC in 2019, the Company issued 210,000 shares of Series A Convertible Preferred Stock with a face value of $210.0 million and a fair value of $200.0 million as part of the consideration for the acquisition and sold 175,000 shares of Series B Convertible Preferred Stock for $175.0 million to its majority stockholder. On May 19, 2020, the Company redeemed the 210,000 outstanding shares of the Series A Convertible Preferred Stock for an aggregate redemption price of $210.0 million plus accrued and unpaid dividends of approximately $2.9 million. The holder of the Series B Convertible Preferred Stock is entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The holder of the Series B Convertible Preferred Stock may convert any or all shares of such preferred stock into shares of the Company's common stock at $4.00 per share, subject to adjustment pursuant to customary anti-dilution provisions. The Company has the right to redeem the Series B Convertible Preferred Stock at any time at face value plus accrued dividends. The Series B Convertible Preferred Stock is classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.
(4) COMMITMENTS AND CONTINGENCIES
In April 2021, the Company entered into a well stimulation agreement that extends to 2024 for exclusive use of a natural gas powered pressure pumping fleet. The minimum commitment under this contract is $19.2 million per year from 2022 through 2024.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2021 or 2020.
(5) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by a partnership owned by its majority stockholder. The Company charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees that are charged other interest owners. Comstock also provides natural gas marketing services to the partnership, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $353 thousand and $1.2 million for the three and nine months ended September 30, 2021, and $54 thousand and $433 thousand for the three and nine months ended September 30, 2020, respectively, for drilling, operating and marketing services provided to the partnership.
In connection with the operation of the wells, the Company had a $9.3 million receivable from the partnership at September 30, 2021, which is expected to be collected in full in November 2021. The Company also had a $25.5 million receivable for the fair market value of oil and natural gas price hedging contracts that were entered into with the partnership.

(6) SUBSEQUENT EVENTS
On October 6, 2021, the Company entered into an agreement to sell certain wells producing from the Bakken shale for $154 million in cash, subject to adjustment and customary closing conditions. The sale is expected to close in the fourth quarter of 2021 and has an effective date of October 1, 2021. The Company expects to recognize a pre-tax loss between $150 million and $160 million on the divestiture.

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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	128,896	102,560	366,272	341,823
Oil (MBbls)	346	354	1,034	1,168
Natural gas equivalent (MMcfe)	130,968	104,687	372,474	348,831
Revenues:
Natural gas sales	$488,303	$168,374	$1,133,783	$547,975
Oil sales	22,873	9,637	61,571	35,449
Total oil and gas sales	$511,176	$178,011	$1,195,354	$583,424
Expenses:
Production and ad valorem taxes	$16,675	$9,798	$36,468	$27,768
Gathering and transportation	$35,402	$22,422	$96,596	$77,423
Lease operating	$26,576	$25,412	$77,150	$79,110
Depreciation, depletion and amortization	$128,739	$99,056	$359,313	$312,828
Exploration	$—	$—	$—	$27
Average Sales Price:
Natural gas (per Mcf)	$3.79	$1.64	$3.10	$1.60
Oil (per Bbl)	$66.11	$27.20	$59.55	$30.35
Average equivalent (Mcfe)	$3.90	$1.70	$3.21	$1.67
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.13	$0.09	$0.09	$0.08
Gathering and transportation	$0.27	$0.21	$0.26	$0.22
Lease operating	$0.20	$0.25	$0.21	$0.23
Depreciation, depletion and amortization	$0.98	$0.95	$0.96	$0.90
Revenues –
Oil and natural gas sales of $511.2 million for the third quarter of 2021 increased by $333.2 million (187%) as compared to $178.0 million for the third quarter of 2020. The increase was primarily due to higher prices received for our oil and natural gas production as well as higher natural gas production. Our natural gas production for the third quarter of 2021 increased 26% to 128.9 billion cubic feet ("Bcf") (1.4 Bcf per day), and was sold at an average price of $3.79 per Mcf as compared to 102.6 Bcf (1.1 Bcf per day) sold at an average price of $1.64 per Mcf in the third quarter of 2020. Oil production of 346 MBbls (3,761 Bbls per day) was sold at an average price of $66.11 per Bbl in the third quarter of 2021 as compared to 354 MBbls (3,851 Bbls per day) sold at an average price of $27.20 per Bbl in the third quarter of 2020.
Oil and natural gas sales of $1.2 billion increased by $611.9 million (105%) for the nine months ended September 30, 2021 compared to $583.4 million for the nine months ended September 30, 2020, due primarily to higher prices received for our oil and natural gas production. Our natural gas production for the first nine months of 2021 was 366.3 Bcf (1.3 Bcf per day), which was sold at an average price of $3.10 per Mcf as compared to 341.8 Bcf (1.2 Bcf per day) sold at an average price of $1.60 per Mcf in the first nine months of 2020. Oil production of 1,034 Mbbls (3,788 Bbls per day) was sold at an average price of $59.55 per Bbl in the first nine months of 2021 as compared to 1,168 Mbbls (4,263 Bbls per day) sold at an average price of $30.35 per Bbl in the first nine months of 2020.

We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in prices of natural gas and oil and to protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average Realized Natural Gas Price:
Natural gas, per Mcf	$3.79	$1.64	$3.10	$1.60
Cash settlements on derivative financial instruments, per Mcf	(0.89)	$0.31	$(0.38)	$0.36
Price per Mcf, including cash settlements on derivative financial instruments	$2.90	$1.95	$2.72	$1.96
Average Realized Oil Price:
Oil, per Bbl	$66.11	$27.20	$59.55	$30.35
Cash settlements on derivative financial instruments, per Bbl	(7.53)	6.32	(5.31)	9.49
Price per Bbl, including cash settlements on derivative financial instruments	$58.58	$33.52	$54.24	$39.84
Costs and Expenses –
Our production and ad valorem taxes increased $6.9 million (70%) to $16.7 million for the third quarter of 2021 from $9.8 million in the third quarter of 2020. Production and ad valorem taxes increased $8.7 million (31%) to $36.5 million for the first nine months of 2021 from $27.8 million in the first nine months of 2020. The increase was primarily related to the higher oil and natural gas prices in 2021.
Gathering and transportation costs for the third quarter of 2021 increased $13.0 million (58%) to $35.4 million as compared to $22.4 million in the third quarter of 2020. Gathering and transportation costs for the first nine months of 2021 increased $19.2 million (25%) to $96.6 million as compared to $77.4 million for the first nine months of 2020. The increase is due primarily to higher average rates and higher production in the third quarter and the first nine months of 2021.
Our lease operating expense of $26.6 million ($0.20 per Mcfe) for the third quarter of 2021 increased $1.2 million (5%) from lease operating expense of $25.4 million ($0.25 per Mcfe) for the third quarter of 2020. Our lease operating expense of $77.2 million ($0.21 per Mcfe) for the first nine months of 2021 decreased $2.0 million (2%) from lease operating expense of $79.1 million ($0.23 per Mcfe) for the first nine months of 2020. The decrease in average per unit cost is related to the growth in our lower cost natural gas production.
Depreciation, depletion and amortization ("DD&A") increased $29.7 million (30%) to $128.7 million in the third quarter of 2021 from $99.1 million in the third quarter of 2020 due to higher production and an increase in the average rate. Our DD&A per equivalent Mcf produced increased $0.03 (3%) to $0.98 per Mcfe for the three months ended September 30, 2021 from $0.95 per Mcfe for the three months ended September 30, 2020. DD&A increased $46.5 million (15%) to $359.3 million in the first nine months of 2021 from $312.8 million in the first nine months of 2020. Our DD&A per equivalent Mcf produced increased $0.06 (7%) to $0.96 per Mcfe for the first nine months of 2021 from $0.90 per Mcfe for the first nine months of 2020.
General and administrative expenses, which are reported net of overhead reimbursements, decreased to $8.1 million for the third quarter of 2021 as compared to $9.0 million in the third quarter of 2020. General and administrative expenses decreased to $24.0 million for the first nine months of 2021 from $26.0 million in the first nine months of 2020. The decreases primarily resulted from higher overhead reimbursements that we received in 2021.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended September 30, 2021, we had substantial losses related to our derivative financial instruments of $510.3 million, as compared to net losses on derivative financial instruments of $121.6 million during the quarter ended September 30, 2020. Realized net losses from our oil and natural gas price risk management program were $117.1 million for the quarter ended September 30, 2020 as compared to realized net gains of $34.2 million for the quarter ended September 30, 2021. During the nine months ended September 30, 2021, we had total net losses on derivative financial instruments of $756.0 million, as compared to net losses on derivative financial instruments of $72.0 million during the the first nine months of 2020. Realized net losses from our oil and natural gas price risk management program were $144.4 million and net gains of $132.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense was $50.0 million and $63.9 million for the quarter ended September 30, 2021 and 2020, respectively. The 22% decrease in interest expense is due primarily to the retirement of our 9.75% and 7.50% senior notes during the first six months of 2021. Interest expense was $170.6 million and $168.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Income taxes for the quarter ended September 30, 2021 and 2020 were a provision of $24.0 million and a benefit of $46.1 million, respectively. Income taxes for the nine months ended September 30, 2021 and 2020 were a benefit of $74.2 million and $46.2 million, respectively. The provision and benefit for income taxes for the three months and nine months ended September 30, 2021 reflect an effective tax rate of (9.1)% and 11.0%, respectively. The income tax provision for the three months ended September 30, 2021 is attributable to revisions to the estimated future utilization of federal and state net operating loss carryforwards resulting from the loss from derivative financial instruments that was recognized in the period. The benefit for income taxes for the three months and nine months ended September 30, 2020 reflect an effective tax rate of 26.7% and 25.6%, respectively. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the increased valuation allowances discussed above and the impact of state income taxes.
We reported net loss available to common stockholders of $292.7 million or $1.26 per share, for the quarter ended September 30, 2021 which was caused by the $510.3 million net loss from derivative financial instruments. Income from operations for the third quarter of 2021 was $295.7 million and we had interest expense of $50.0 million and $4.4 million in preferred stock dividends. We reported net loss available to common stockholders of $130.9 million or $0.57 per share for the three months ended September 30, 2020. In the first nine months of 2021, we reported net loss available to common stockholders of $615.2 million or $2.66 per share. Our income from operations for the first nine months of 2021 was $602.0 million, which was offset by losses on derivative financial instruments of $756.0 million, $352.6 million in losses on early retirement of debt and interest expense of $170.6 million. We reported net loss of $160.9 million or $0.77 per share for the nine months ended September 30, 2020.
Liquidity and Capital Resources
Funding for our activities has historically been provided by our operating cash flow, debt or equity financings or proceeds from asset sales. For the nine months ended September 30, 2021, we generated $618.6 million in cash flow from operating activities as compared to $390.0 million in cash flow from operating activities for the nine months ended September 30, 2020.
The following table summarizes our capital expenditure activity:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Exploration and development:
Exploratory leasehold costs	$18,649	$1,457
Development leasehold costs	6,794	7,363
Development drilling and completion costs	454,524	280,383
Other development costs	28,455	26,463
Total capital expenditures	$508,422	$315,666
We drilled 81 (46.9 net) wells and completed 68 (47.2 net) Haynesville shale wells during the first nine months of 2021. We expect to spend an additional $115 million to $135 million in the remaining three months of 2021 to drill 9 (7.4 net) additional wells, to complete 10 (8.8 net) wells and for other development activity. We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our future capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including additional equity or debt financings. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
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
On June 29, 2021, we completed the redemption of all outstanding 2026 Notes for $978.6 million, which included premiums paid over face value of $74.0 million and accrued interest of $31.7 million. As a result of the early retirement of the senior notes repurchased in the tender offer and the redemption of the 2026 Notes, we recognized a loss of $352.6 million on early retirement of debt for the nine months ended September 30, 2021.
At September 30, 2021, we had $425.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base, which is re-determined on a semi-annual basis and upon the occurrence of certain other events, and matures on July 16, 2024. The borrowing base was redetermined at $1.4 billion on October 22, 2021. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2021.
In April 2021, we entered into a well stimulation agreement that extends to 2024 for exclusive use of a natural gas powered pressure pumping fleet. The minimum commitment under this contract is $19.2 million per year from 2022 through 2024.
On October 6, 2021, we entered into an agreement to sell certain wells producing from the Bakken shale for $154 million in cash, subject to adjustment and customary closing conditions. The sale is expected to close in the fourth quarter of 2021 and has an effective date of October 1, 2021.
Income Taxes
At September 30, 2021, we had $960.3 million in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $117.0 million.
Effective June 30, 2021, Louisiana state tax law was amended to provide that all NOL deductions claimed on any corporate income tax return filed on or after January 1, 2022 for NOLs relating to loss years on or after January 1, 2001 may be carried forward indefinitely until such losses are fully recovered, subject to other limitations.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $775.2 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.
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
As of September 30, 2021, we had natural gas price swap agreements which hedge approximately 129.0 Bcf of our 2021 and 2022 natural gas production at an average price of $2.66 per MMBtu and natural gas swaption contracts where the counterparty has the right to exercise a call option to enter into a price swap with the Company on 43.8 Bcf of our 2022 natural gas production at an average price of $2.51 per MMBtu. We also had natural gas collars to hedge approximately 185.1 Bcf of our 2021 through 2023 natural gas production with an average floor price of $2.60 per MMBtu and an average ceiling price of $3.74 per MMBtu. We also have oil collars to hedge 138,000 Bbls with an average floor price of $41.67 per Bbl and an average ceiling price of $51.67 per Bbl. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.
An increase of 10% in the market price of natural gas on September 30, 2021 would decrease the fair value of our natural gas swaps and collars by approximately $125.0 million. A decrease of 10% in the market price of natural gas on September 30, 2021 would increase the fair value of our natural gas swaps and collars by approximately $92.5 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At September 30, 2021, we had approximately $2.5 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875%, $1.25 billion of our long-term debt bear interest at a fixed rate of 6.75% and $244.4 million of our long-term debt bear interest at a fixed rate of 7.50%. The fair market value of the 2030 Notes, 2029 Notes and 2025 Notes as of September 30, 2021 was $1.0 billion, $1.3 billion and $253.9 million, respectively, based on the market price of approximately 104%, 108% and 104% of the face amount of such debt. At September 30, 2021, we had $425.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. We have interest rate swap agreements that fix LIBOR at 0.33% for $500.0 million of our floating rate long-term debt. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4: CONTROLS AND PROCEDURES
As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
ITEM 6: EXHIBITS

Exhibit No.	Description

10.1*	Eighth Amendment to Amended and Restated Credit Agreement, dated as of October 22, 2021, by and among the Company, Wells Fargo Bank, N.A. and the lenders party thereto from time to time.
31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________
*    Filed herewith.
†    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: November 4, 2021	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)