Form 10-Q
period 2022-03-31
COMSTOCK RESOURCES INC
filed 2022-05-05
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 4, 2022 was 232,905,868.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended March 31, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$12,137	$30,663
Accounts receivable:
Oil and gas sales	198,261	217,149
Joint interest operations	34,694	29,755
From affiliates	6,658	20,834
Derivative financial instruments	2,601	5,258
Other current assets	13,671	15,077
Total current assets	268,022	318,736
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	4,988,567	4,756,394
Unproved	298,091	302,129
Other	6,602	6,690
Accumulated depreciation, depletion and amortization	(1,164,366)	(1,058,067)
Net property and equipment	4,128,894	4,007,146
Goodwill	335,897	335,897
Derivative financial instruments	10,008	—
Operating lease right-of-use assets	6,879	6,450
	$4,749,700	$4,668,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$318,736	$314,569
Accrued costs	103,322	135,026
Operating leases	2,784	2,444
Derivative financial instruments	513,645	181,945
Total current liabilities	938,487	633,984
Long-term debt	2,534,460	2,615,235
Deferred income taxes	172,629	197,417
Derivative financial instruments	—	4,042
Long-term operating leases	4,167	4,075
Reserve for future abandonment costs	26,416	25,673
Other non-current liabilities	24	24
Total liabilities	3,676,183	3,480,450
Commitments and contingencies
Mezzanine equity:
Series B Convertible Preferred stock — 5,000,000 shares authorized, 175,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 232,919,869 and 232,924,646 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	116,460	116,462
Additional paid-in capital	1,101,838	1,100,359
Accumulated deficit	(319,781)	(204,042)
Total stockholders' equity	898,517	1,012,779
	$4,749,700	$4,668,229

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$522,957	$323,960
Oil sales	1,884	16,525
Total oil and gas sales	524,841	340,485
Operating expenses:
Production and ad valorem taxes	13,820	9,652
Gathering and transportation	32,093	29,458
Lease operating	26,186	24,563
Depreciation, depletion and amortization	106,728	109,128
General and administrative	8,223	8,028
Exploration	1,021	—
Gain on sale of assets	(2)	(70)
Total operating expenses	188,069	180,759
Operating income	336,772	159,726
Other income (expenses):
Loss from derivative financial instruments	(437,493)	(21,749)
Other income	4,166	281
Interest expense	(46,491)	(63,811)
Loss on early retirement of debt	—	(238,539)
Total other expenses	(479,818)	(323,818)
Loss before income taxes	(143,046)	(164,092)
Benefit from income taxes	31,622	29,967
Net loss	(111,424)	(134,125)
Preferred stock dividends	(4,315)	(4,315)
Net loss available to common stockholders	$(115,739)	$(138,440)

Net loss per share:
Basic	$(0.50)	$(0.60)
Diluted	$(0.50)	$(0.60)
Weighted average shares outstanding:
Basic	231,976	231,377
Diluted	231,976	231,377

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2021	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	(4)	—	1,690	—	1,690
Stock issuance costs	—	—	(30)	—	(30)
Net loss	—	—	—	(134,125)	(134,125)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2021	232,411	$116,206	$1,097,044	$(83,257)	$1,129,993

Balance at January 1, 2022	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Stock-based compensation	(5)	(2)	1,479	—	1,477
Net loss	—	—	—	(111,424)	(111,424)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2022	232,920	$116,460	$1,101,838	$(319,781)	$898,517

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111,424)	$(134,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(24,788)	(30,150)
Gain on sale of assets	(2)	(70)
Depreciation, depletion and amortization	106,728	109,128
Loss on derivative financial instruments	437,493	21,749
Cash settlements of derivative financial instruments	(117,186)	(8,677)
Amortization of debt discount and issuance costs	4,225	8,489
Stock-based compensation	1,495	1,690
Loss on early retirement of debt	—	238,539
(Increase) decrease in accounts receivable	28,125	(7,032)
Decrease in other current assets	1,406	4,778
Decrease in accounts payable and accrued expenses	(42,033)	(11,047)
Net cash provided by operating activities	284,039	193,272
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(213,277)	(165,751)
Proceeds from sales of assets	45	200
Net cash used for investing activities	(213,232)	(165,551)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	95,000	145,000
Repayments on bank credit facility	(180,000)	(95,000)
Issuance of Senior Notes	—	1,257,500
Retirement of Senior Notes	—	(1,263,651)
Preferred stock dividends paid	(4,315)	(4,315)
Debt and stock issuance costs	—	(20,092)
Income tax withholdings on equity awards	(18)	—
Net cash provided by (used for) financing activities	(89,333)	19,442
Net increase (decrease) in cash and cash equivalents	(18,526)	47,163
Cash and cash equivalents, beginning of period	30,663	30,272
Cash and cash equivalents, end of period	$12,137	$77,435

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2022, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2021.
The results of operations for the period through March 31, 2022 are not necessarily an indication of the results expected for the full year.
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

Goodwill
The Company had goodwill of $335.9 million as of March 31, 2022 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $6.9 million related to its corporate office lease, certain office equipment and leased vehicles used in oil and gas operations with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.
Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development activities.  Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completions equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company's completion contracts do not qualify as leases. The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. Accordingly, the Company has elected not to recognize right-of-use lease assets for these rig contracts. The costs associated with drilling rig operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.
Lease costs recognized during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease cost included in general and administrative expense	$435	$429
Operating lease cost included in lease operating expense	270	232
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	11,035	11,458
	$11,740	$12,119
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.7 million for the three months ended March 31, 2022 and 2021.
As of March 31, 2022 and December 31, 2021, the operating leases had a weighted-average term of 2.5 years and 2.7 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 2.7%. As of March 31, 2022, the Company also had expected future payments for contracted drilling services of $11.6 million.

As of March 31, 2022, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2022	$2,135
2023	2,673
2024	2,321
2025	67
2026	1
Total lease payments	7,197
Imputed interest	(246)
Total lease liability	$6,951
Accrued Costs
Accrued costs at March 31, 2022 and December 31, 2021 consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Accrued drilling costs	$34,494	$19,995
Accrued interest payable	26,643	60,305
Accrued transportation costs	21,119	22,859
Accrued income and other taxes	12,233	15,655
Accrued employee compensation	4,573	12,320
Accrued lease operating expenses	2,783	2,036
Other	1,477	1,856
	$103,322	$135,026
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Reserve for future abandonment costs at beginning of period	$25,673	$19,290
New wells placed on production	381	328
Accretion expense	362	297
Reserve for future abandonment costs at end of period	$26,416	$19,915
Derivative Financial Instruments and Hedging Activities
All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums. The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract. None of the Company's derivative contracts were designated as cash flow hedges. All of Comstock's natural gas derivative financial instruments, except for certain basis swaps, are tied to the Henry Hub-NYMEX price index.

The Company had the following oil and natural gas price derivative financial instruments at March 31, 2022:

	Future Production Period
	Nine Months Ending December 31, 2022		Year Ending December 31, 2023	Total
Natural Gas Swap Contracts:
Volume (MMBtu)	88,000,000		—	88,000,000
Average Price per MMBtu	$2.68			$2.68
Natural Gas Collar Contracts:
Volume (MMBtu)	104,925,000		128,925,000	233,850,000
Average Price per MMBtu:
Average Ceiling	$3.88		$9.85	$7.17
Average Floor	$2.62		$2.98	$2.82
Natural Gas Basis Swap Contracts:
Volume (MMBtu)	8,250,000	(1)	—	8,250,000	(1)
Average Price per MMBtu	($0.16)			($0.16)
_____________________________
(1)Contracts fix the differentials between NYMEX Henry Hub and the Columbia Gulf Mainline indices.
The aggregate fair value of the Company's derivative instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	March 31, 2022	December 31, 2021
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$2,601	$4,528
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$2,601	$5,258

Natural gas price derivatives	Derivative Financial Instruments – long-term	$10,008	$—

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$513,645	$181,215
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$513,645	$181,945

Natural gas price derivatives	Derivative Financial Instruments – long-term	$—	$4,042
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended March 31,
	2022	2021
	(In thousands)
Natural gas price derivatives	$(437,493)	$(18,877)
Oil price derivatives	—	(3,544)
Interest rate derivatives	—	672
	$(437,493)	$(21,749)

Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.5 million and $1.7 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, Comstock had 943,386 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $5.74 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $3.1 million as of March 31, 2022 is expected to be recognized over a period of 1.6 years.
As of March 31, 2022, Comstock had 1,049,910 PSUs outstanding at a weighted average grant date fair value of $8.11 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,099,820 shares of common stock. Total unrecognized compensation cost related to these grants of $2.7 million as of March 31, 2022 is expected to be recognized over a period of 1.5 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2022. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses. The Company recognized accounts receivable of $198.3 million as of March 31, 2022 from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2022 and 2021.

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
The following is an analysis of the consolidated income tax benefit (provision):

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Current - Federal	$3,961	$—
Current - State	2,460	(136)
Deferred - Federal	13,424	34,919
Deferred - State	11,777	(4,816)
	$31,622	$29,967
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(3.6)	0.5
State income taxes, net of federal benefit	4.6	(3.0)
Nondeductible stock-based compensation	0.1	(0.2)
Effective tax rate	22.1%	18.3%

The Company's federal income tax returns for the years subsequent to December 31, 2017 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2018. The Company currently believes that all other significant filing positions are highly certain and that all of its other significant income tax positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.
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
During 2021, the Company had natural gas swaption agreements that were measured at fair value using a third party pricing service, categorized as a Level 3 measurement. The following is a reconciliation of the beginning and ending balances for derivative instruments using Level 3 measurements in the fair value hierarchy:

Three Months Ended March 31, 2021
(In thousands)
Balance at beginning of year	$(22,588)
Total loss included in earnings	9,712
Settlements, net	1,919
Transfers out of Level 3	(6,418)
Balance at end of period	$(17,375)
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$12,609	$12,609	$5,258	$5,258
Liabilities:
Commodity-based derivatives (1)	$513,645	$513,645	$185,987	$185,987
Bank credit facility (2)	$150,000	$150,000	$235,000	$235,000
7.50% senior notes due 2025 (3)	$199,758	$248,066	$196,998	$248,066
6.75% senior notes due 2029 (3)	$1,256,685	$1,287,500	$1,256,874	$1,337,500
5.875% senior notes due 2030 (3)	$965,000	$950,525	$965,000	$989,125
_____________________________
(1)The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)The carrying value of our floating rate debt outstanding approximates fair value.
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2022 and December 31, 2021, respectively, a Level 1 measurement.

Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2022 and December 31, 2021, 943,386 and 952,971 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Unvested restricted stock	947	1,035
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
Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per unit amounts)
Weighted average PSUs	1,050	1,136
Weighted average grant date fair value per unit	$8.11	$9.33
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
Basic and diluted per share amounts are the same for the three months ended March 31, 2022 and 2021, respectively, due to the net losses in the periods.
Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash payments for:
Interest payments	$75,928	$97,990
Non-cash investing activities include:
Increase in accrued capital expenditures	$14,499	$1,880
Liabilities assumed in exchange for right-of-use lease assets	$1,089	$4,791

(2) EXPLORATORY WELL COSTS
Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved oil and gas reserves, it is impaired or it is sold. The changes in capitalized exploratory well costs are as follows:

Three Months Ended March 31,
2022
(In thousands)
Beginning capitalized exploratory project costs	$6,966
Additions to exploratory project costs pending the determination of proved reserves	11,557
Ending capitalized exploratory project costs	$18,523
As of March 31, 2022 and December 31, 2021, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.
(3) LONG-TERM DEBT
At March 31, 2022, long-term debt was comprised of the following:

(In thousands)
7.50% Senior Notes due 2025:
Principal	$244,400
Discount, net of amortization	(44,642)
6.75% Senior Notes due 2029:
Principal	1,250,000
Premium, net of amortization	6,685
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	150,000
Debt issuance costs, net of amortization	(36,983)
$2,534,460
As of March 31, 2022, the Company had $150.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events and matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2022.
In March 2021, the Company issued $1.25 billion principal amount of its 6.75% senior notes due 2029 in a private placement and received net proceeds after offering costs of $1.24 billion, which were used to repurchase a portion of the Company's 7.50% senior notes due 2025 and 9.75% senior notes due 2026 pursuant to a tender offer.
Pursuant to the tender offer, Comstock repurchased $375.0 million principal amount of the 7.50% senior notes due 2025 and $777.1 million principal amount of the 9.75% senior notes due 2026 for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer. As a result of the early retirement of the senior notes, the Company recognized a loss of $238.5 million.

(4) CONVERTIBLE PREFERRED STOCK
The Company has 175,000 shares outstanding of Series B Convertible Preferred Stock, which are held by its majority stockholder. The holder of the Series B Convertible Preferred Stock is entitled to receive quarterly dividends at a rate of 10% per annum, which are paid in arrears. The holder of the Series B Convertible Preferred Stock may convert any or all shares of such preferred stock into shares of the Company's common stock at $4.00 per share, subject to adjustment pursuant to customary anti-dilution provisions. The Company has the right to redeem the Series B Convertible Preferred Stock at any time at face value plus accrued dividends. The Series B Convertible Preferred Stock is classified as mezzanine equity based on the majority stockholder's ability to control the terms of conversion to common stock.
(5) COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2022 or 2021.
(6) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, for drilling, operating and marketing services provided to the partnerships.
In connection with the operation of the wells, the Company had a $6.7 million and a $20.8 million receivable from the partnerships at March 31, 2022 and December 31, 2021, respectively.
(7) SUBSEQUENT EVENT
On April 14, 2022, the Company announced the early redemption of the remaining amount of its outstanding 7.50% senior notes due 2025 in the aggregate principal amount of $244.4 million on May 15, 2022. In accordance with the terms and conditions set forth in the indenture, the Company will pay the redemption price of 101.875% of the principal amount plus any accrued and unpaid interest. The Company expects to fund this redemption by using cash on hand and borrowings under its bank credit facility and expects to recognize a pre-tax loss between $47 million and $49 million on the early retirement of debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2021.
Results of Operations

	Three Months Ended March 31,
	2022	2021
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	114,906	113,293
Oil (MBbls)	21	326
Natural gas equivalent (MMcfe)	115,035	115,246
Revenues:
Natural gas sales	$522,957	$323,960
Oil sales	1,884	16,525
Total oil and gas sales	$524,841	$340,485
Expenses:
Production and ad valorem taxes	$13,820	$9,652
Gathering and transportation	$32,093	$29,458
Lease operating	$26,186	$24,563
Depreciation, depletion and amortization	$106,728	$109,128
Exploration	$1,021	$—
Average Sales Price:
Natural gas (per Mcf)	$4.55	$2.86
Oil (per Bbl)	$89.71	$50.69
Average equivalent (Mcfe)	$4.56	$2.95
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.12	$0.08
Gathering and transportation	$0.28	$0.26
Lease operating	$0.23	$0.21
Depreciation, depletion and amortization	$0.93	$0.95
Revenues –
Oil and natural gas sales of $524.8 million for the first quarter of 2022 increased by $184.4 million (54%) as compared to $340.5 million for the first quarter of 2021. The increase was primarily due to higher prices received for our natural gas production as well as higher natural gas production. Our natural gas production for the first quarter of 2022 increased 1% to 114.9 billion cubic feet ("Bcf") (1.3 Bcf per day), and was sold at an average price of $4.55 per Mcf as compared to 113.3 Bcf (1.3 Bcf per day) sold at an average price of $2.86 per Mcf in the first quarter of 2021. In October 2021, the Company sold its Bakken shale properties, which accounted for most of its oil production.

We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in prices of natural gas and oil and to protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2022	2021
Average Realized Natural Gas Price:
Natural gas, per Mcf	$4.55	$2.86
Cash settlements on derivative financial instruments, per Mcf	(1.02)	(0.07)
Price per Mcf, including cash settlements on derivative financial instruments	$3.53	$2.79
Average Realized Oil Price:
Oil, per Bbl	$89.71	$50.69
Cash settlements on derivative financial instruments, per Bbl	—	(2.82)
Price per Bbl, including cash settlements on derivative financial instruments	$89.71	$47.87
Costs and Expenses –
Our production and ad valorem taxes increased $4.2 million (43%) to $13.8 million for the first quarter of 2022 from $9.7 million in the first quarter of 2021. The increase was primarily related to higher natural gas sales in 2022.
Gathering and transportation costs for the first quarter of 2022 increased $2.6 million (9%) to $32.1 million as compared to $29.5 million in the first quarter of 2021 due to additional transportation costs related to the Company's operated natural gas production.
Our lease operating expense of $26.2 million ($0.23 per Mcfe) for the first quarter of 2022 increased $1.6 million (7%) from lease operating expense of $24.6 million ($0.21 per Mcfe) for the first quarter of 2021 due to higher field-level costs incurred during the first quarter.
Depreciation, depletion and amortization ("DD&A") decreased $2.4 million (2%) to $106.7 million in the first quarter of 2022 from $109.1 million in the first quarter of 2021 primarily due to a decrease in the average amortization rate. Our DD&A per equivalent Mcf produced decreased $0.02 (2%) to $0.93 per Mcfe for the three months ended March 31, 2022 from $0.95 per Mcfe for the three months ended March 31, 2021.
General and administrative expenses, which are reported net of overhead reimbursements, were $8.2 million for the first quarter of 2022 and were comparable to the $8.0 million in the first quarter of 2021.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended March 31, 2022, we had substantial losses related to our derivative financial instruments of $437.5 million, as compared to net losses on derivative financial instruments of $21.7 million during the quarter ended March 31, 2021. Realized net losses from our oil and natural gas price risk management program were $117.2 million for the quarter ended March 31, 2022 as compared to realized net losses of $8.4 million for the quarter ended March 31, 2021.
Interest expense was $46.5 million and $63.8 million for the quarter ended March 31, 2022 and 2021, respectively. The 27% decrease in interest expense is due primarily to the refinancing of our senior notes in 2021. We expect interest expense to decrease further with the planned redemption of our 7.50% senior notes due 2025 on May 15, 2022.
Income taxes for the quarter ended March 31, 2022 and 2021 were a benefit of $31.6 million and $30.0 million, respectively. The benefit for income taxes for the three months ended March 31, 2022 reflect an effective tax rate of 22.1%. The income tax benefit for the three months ended March 31, 2022 is attributable to revisions to the estimated future utilization of federal and state net operating loss carryforwards ("NOL") and the impact of state income taxes. The benefit for income taxes for the three months ended March 31, 2021 reflect an effective tax rate of 18.3%. The difference between the federal statutory rate of 21% and our effective rate is primarily due to the impact of state income taxes.

We reported net loss available to common stockholders of $115.7 million or $0.50 per share, for the quarter ended March 31, 2022 which was caused by the $437.5 million net loss from derivative financial instruments. Income from operations for the first quarter of 2022 was $336.8 million and we had interest expense of $46.5 million and $4.3 million in preferred stock dividends. We reported net loss available to common stockholders of $138.4 million or $0.60 per share for the three months ended March 31, 2021.
Cash Flows, Liquidity and Capital Resources
Cash Flows
The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$284,039	$193,272
Issuance of new senior notes	—	1,237,438
Borrowings on bank credit facility, net of repayments	—	50,000
Proceeds from asset sales	45	200
Total	$284,084	$1,480,910

Uses of cash and cash equivalents:
Retirement of senior notes	$—	$(1,263,651)
Capital expenditures	(213,277)	(165,751)
Repayments on bank credit facility, net of borrowings	(85,000)	—
Preferred stock dividends	(4,315)	(4,315)
Other	(18)	(30)
Total	$(302,610)	$(1,433,747)
Cash flows from operating activities. Net cash provided by our operating activities increased $90.8 million (47%) to $284.0 million in 2022 from $193.3 million in 2021. The increase is primarily due to higher natural gas prices in 2022.
Issuance of new senior notes and retirement of senior notes. In March 2021, we issued $1.25 billion principal amount of 6.75% senior notes due 2029 in a private placement offering and received net proceeds after offering costs of $1.24 billion. The new notes mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year. The proceeds from the offering were used to repurchase $375.0 million principal amount of our 7.50% senior notes due 2025 and $777.1 million principal amount of our 9.75% senior notes due 2026 for an aggregate amount of $1.26 billion, which included premiums paid over face value of $97.9 million, accrued interest of $12.5 million and $1.1 million of costs related to the tender offer.
Capital expenditures. The increase in capital expenditures of $47.5 million is primarily due to higher drilling and completion activity in 2022.

The following table summarizes our capital expenditure activity:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Acquisitions:
Proved property	$274	$—
Unproved property	3,631	5,776
Exploration and development:
Development leasehold costs	4,632	4,056
Exploratory drilling and completion costs	11,557	—
Development drilling and completion costs	189,048	155,239
Other development costs	18,612	3,452
Change to asset retirement obligations	381	328
Total exploration and development	228,135	168,851
Other	22	6
Total capital expenditures	$228,157	$168,857
Change in accrued capital expenditures	(14,499)	(2,778)
Change in asset retirement obligations	(381)	(328)
Total cash capital expenditures	$213,277	$165,751
We drilled 29 (13.7 net) wells and completed 33 (15.2 net) Haynesville and Bossier shale wells during the first three months of 2022. We expect to spend an additional $650 million to $700 million in the remaining nine months of 2022 to drill 57 (44.4 net) additional wells, to complete 54 (45.1 net) wells and for other development activity. The Company also could spend an additional $100 million on bolt-on acquisitions and leasing activities in 2022.
Liquidity and Capital Resources
As of March 31, 2022, we had $1.26 billion of liquidity, comprised of $1.25 billion of unused borrowing capacity under our bank credit facility and $12.1 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.
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
We do not have a specific acquisition budget for 2022 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.
On April 14, 2022, we announced the early redemption of the remaining outstanding amount of our 7.50% senior notes due 2025 in aggregate principal amount of $244.4 million on May 15, 2022. In accordance with the terms and conditions set forth in the indenture, we will pay the redemption price of 101.875% of the principal amount plus any accrued and unpaid interest. We expect to fund this redemption by using cash on hand and borrowings under its bank credit facility.

At March 31, 2022, we had $150.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base, which is re-determined on a semi-annual basis and upon the occurrence of certain other events, and matures on July 16, 2024. The borrowing base was redetermined on April 15, 2022. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2022.
Income Taxes
At March 31, 2022, we had $897.4 million in U.S. federal NOL carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $117.0 million.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $786.7 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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
As of March 31, 2022, we had natural gas price swap agreements which hedge approximately 88.0 Bcf of our 2022 natural gas production at an average price of $2.68 per MMBtu. We also had natural gas collars to hedge approximately 233.9 Bcf of our 2022 and 2023 natural gas production with an average floor price of $2.82 per MMBtu and an average ceiling price of $7.17 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.
An increase of 10% in the market price of natural gas on March 31, 2022 would decrease the fair value of our natural gas swaps and collars by approximately $98.9 million. A decrease of 10% in the market price of natural gas on March 31, 2022 would increase the fair value of our natural gas swaps and collars by approximately $97.6 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At March 31, 2022, we had approximately $2.5 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875%, $1.25 billion of our long-term debt bear interest at a fixed rate of 6.75% and $244.4 million of our long-term debt bear interest at a fixed rate of 7.50%. The fair market value of the 2030 Notes, 2029 Notes and 2025 Notes as of March 31, 2022 was $950.5 million, $1.3 billion and $248.1 million, respectively, based on the market price of approximately 98.5%, 103% and 101.5% of the face amount of such debt. At March 31, 2022, we had $150.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

COMSTOCK RESOURCES, INC.

Date: May 5, 2022	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)