Form 10-Q
period 2022-09-30
COMSTOCK RESOURCES INC
filed 2022-11-03
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 2, 2022 was 233,757,678.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended September 30, 2022

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$38,648	$30,663
Accounts receivable:
Oil and gas sales	548,979	217,149
Joint interest operations	57,601	29,755
From affiliates	20,758	20,834
Derivative financial instruments	2,368	5,258
Other current assets	40,470	15,077
Total current assets	708,824	318,736
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	5,520,425	4,756,394
Unproved	306,095	302,129
Other	25,295	6,690
Accumulated depreciation, depletion and amortization	(1,411,793)	(1,058,067)
Net property and equipment	4,440,022	4,007,146
Goodwill	335,897	335,897
Operating lease right-of-use assets	99,622	6,450
	$5,584,365	$4,668,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$617,463	$314,569
Accrued costs	150,327	135,026
Operating leases	38,024	2,444
Derivative financial instruments	285,713	181,945
Total current liabilities	1,091,527	633,984
Long-term debt	2,261,697	2,615,235
Deferred income taxes	345,806	197,417
Derivative financial instruments	—	4,042
Long-term operating leases	61,676	4,075
Reserve for future abandonment costs	29,235	25,673
Other non-current liabilities	8	24
Total liabilities	3,789,949	3,480,450
Commitments and contingencies
Mezzanine equity:
Series B Convertible Preferred stock — 5,000,000 shares authorized, 175,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	175,000	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 233,757,678 and 232,924,646 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	116,879	116,462
Additional paid-in capital	1,098,605	1,100,359
Accumulated earnings (deficit)	403,932	(204,042)
Total stockholders' equity	1,619,416	1,012,779
	$5,584,365	$4,668,229

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$994,979	$488,303	$2,376,774	$1,133,783
Oil sales	1,936	22,873	6,324	61,571
Total oil and gas sales	996,915	511,176	2,383,098	1,195,354
Gas services	193,090	—	322,575	—
Total revenues	1,190,005	511,176	2,705,673	1,195,354
Operating expenses:
Production and ad valorem taxes	24,531	16,675	60,080	36,468
Gathering and transportation	44,740	35,402	113,797	96,596
Lease operating	28,608	26,576	79,873	77,150
Exploration	—	—	3,363	—
Depreciation, depletion and amortization	129,065	128,739	354,994	359,313
Gas services	181,818	—	305,271	—
General and administrative	10,165	8,052	27,451	23,952
Gain on sale of assets	—	(14)	(21)	(93)
Total operating expenses	418,927	215,430	944,808	593,386
Operating income	771,078	295,746	1,760,865	601,968
Other income (expenses):
Loss from derivative financial instruments	(271,335)	(510,319)	(781,654)	(756,026)
Other income	56	197	506	1,008
Interest expense	(41,393)	(49,954)	(132,204)	(170,645)
Loss on early retirement of debt	—	—	(46,840)	(352,599)
Total other expenses	(312,672)	(560,076)	(960,192)	(1,278,262)
Income (loss) before income taxes	458,406	(264,330)	800,673	(676,294)
(Provision for) benefit from income taxes	(102,810)	(23,976)	(179,610)	74,168
Net income (loss)	355,596	(288,306)	621,063	(602,126)
Preferred stock dividends	(4,411)	(4,411)	(13,089)	(13,089)
Net income (loss) available to common stockholders	$351,185	$(292,717)	$607,974	$(615,215)

Net income (loss) per share:
Basic	$1.50	$(1.26)	$2.61	$(2.66)
Diluted	$1.28	$(1.26)	$2.24	$(2.66)
Weighted average shares outstanding:
Basic	232,482	231,747	232,170	231,519
Diluted	277,715	231,747	277,605	231,519

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2021	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	(4)	—	1,690	—	1,690
Stock issuance costs	—	—	(30)	—	(30)
Net loss	—	—	—	(134,125)	(134,125)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2021	232,411	$116,206	$1,097,044	$(83,257)	$1,129,993
Stock-based compensation	472	235	1,564	—	1,799
Income tax withholdings on equity awards	(33)	(16)	(182)	—	(198)
Stock issuance costs	—	—	(126)	—	(126)
Net loss	—	—	—	(179,695)	(179,695)
Payment of preferred dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2021	232,850	$116,425	$1,098,300	$(267,315)	$947,410
Stock-based compensation	298	149	1,653	—	1,802
Income tax withholdings on equity awards	(223)	(112)	(1,102)	—	(1,214)
Net loss	—	—	—	(288,306)	(288,306)
Payment of preferred dividends	—	—	—	(4,411)	(4,411)
Balance at September 30, 2021	232,925	$116,462	$1,098,851	$(560,032)	$655,281

Balance at January 1, 2022	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Stock-based compensation	(3)	(1)	1,496	—	1,495
Income tax withholdings on equity awards	(2)	(1)	(17)	—	(18)
Net loss	—	—	—	(111,424)	(111,424)
Payment of preferred dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2022	232,920	$116,460	$1,101,838	$(319,781)	$898,517
Stock-based compensation	304	151	1,429	—	1,580
Income tax withholdings on equity awards	(65)	(32)	(1,314)	—	(1,346)
Net income	—	—	—	376,891	376,891
Payment of preferred dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2022	233,159	$116,579	$1,101,953	$52,747	$1,271,279
Stock-based compensation	849	425	1,418	—	1,843
Income tax withholdings on equity awards	(250)	(125)	(4,766)	—	(4,891)
Net income	—	—	—	355,596	355,596
Payment of preferred dividends	—	—	—	(4,411)	(4,411)
Balance at September 30, 2022	233,758	$116,879	$1,098,605	$403,932	$1,619,416

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$621,063	$(602,126)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	148,389	(84,942)
Gain on sale of assets	(21)	(93)
Depreciation, depletion and amortization	354,994	359,313
Loss on derivative financial instruments	781,654	756,026
Cash settlements of derivative financial instruments	(679,038)	(145,262)
Amortization of debt discount and issuance costs	8,542	17,587
Stock-based compensation	4,918	5,291
Loss on early retirement of debt	46,840	352,599
Increase in accounts receivable	(359,600)	(97,379)
(Increase) decrease in other current assets	(25,214)	850
Increase in accounts payable and accrued expenses	301,956	56,689
Net cash provided by operating activities	1,204,483	618,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(768,327)	(508,051)
Proceeds from sales of assets	93	261
Net cash used for investing activities	(768,234)	(507,790)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	705,000	275,000
Repayments of bank credit facility	(840,000)	(350,000)
Issuance of Senior Notes	—	2,222,500
Retirement of Senior Notes	(273,920)	(2,210,626)
Preferred stock dividends paid	(13,089)	(13,089)
Debt and stock issuance costs	—	(35,567)
Income tax withholdings on equity awards	(6,255)	(1,412)
Net cash used for financing activities	(428,264)	(113,194)
Net increase (decrease) in cash and cash equivalents	7,985	(2,431)
Cash and cash equivalents, beginning of period	30,663	30,272
Cash and cash equivalents, end of period	$38,648	$27,841

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2022, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period through September 30, 2022 are not necessarily an indication of the results expected for the full year.
Other Current Assets
Other current assets at September 30, 2022 and December 31, 2021 consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Pipe inventory	$30,588	$5,015
Production tax refunds receivable	7,084	7,879
Prepaid expenses	1,865	2,183
Accrued treating and transportation fees	933	—
	$40,470	$15,077
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
Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved oil and gas reserves. The changes in capitalized exploratory well costs are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(In thousands)
Beginning capitalized exploratory project costs	$9,771	$6,966
Additions to exploratory project costs pending the determination of proved reserves	20,144	50,541
Determined to have found proved reserves	—	(27,592)
Ending capitalized exploratory project costs	$29,915	$29,915

As of September 30, 2022 and December 31, 2021, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.
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
Goodwill
The Company had goodwill of $335.9 million as of September 30, 2022 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $99.6 million related to its corporate office, certain office equipment, vehicles and a hydraulic fracturing fleet used to complete natural gas wells with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.
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

Lease costs recognized during the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost included in general and administrative expense	$436	$435	$1,307	$1,299
Operating lease cost included in lease operating expense	370	218	970	640
Operating lease cost included in proved oil and gas properties	9,450	—	15,750	—
Variable lease cost (completion costs included in proved oil and gas properties)	11,730	—	22,857	—
Short-term operating lease cost (drilling rig costs included in proved oil and gas properties)	16,102	8,239	44,242	27,482
	$38,088	$8,892	$85,126	$29,421
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.8 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $37.3 million and $8.2 million for the three months ended September 30, 2022 and 2021, respectively, and $82.8 million and $27.5 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, the operating leases had a weighted-average term of 2.5 years and 2.7 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 3.5% and 2.7%, respectively. As of September 30, 2022, the Company also had expected future payments for contracted drilling services of $16.0 million.
As of September 30, 2022, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2022	$10,279
2023	40,810
2024	40,412
2025	12,830
2026	82
Thereafter	17
Total lease payments	104,430
Imputed interest	(4,730)
Total lease liability	$99,700
Accrued Costs
Accrued costs at September 30, 2022 and December 31, 2021 consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(In thousands)
Accrued income and other taxes	$56,388	$15,655
Accrued drilling costs	36,197	19,995
Accrued transportation costs	27,690	22,859
Accrued interest payable	19,861	60,305
Accrued employee compensation	6,529	12,320
Accrued lease operating expenses	1,636	2,036
Other	2,026	1,856
	$150,327	$135,026

Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Reserve for future abandonment costs at beginning of period	$25,673	$19,290
New wells placed on production	1,251	1,666
Acquisitions	1,211	—
Liabilities settled and assets disposed of	(29)	(6)
Accretion expense	1,129	917
Reserve for future abandonment costs at end of period	$29,235	$21,867
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
The Company had the following oil and natural gas price derivative financial instruments at September 30, 2022:

	Future Production Period
	Three Months Ending December 31, 2022		Year Ending December 31, 2023	Total
Natural Gas Swap Contracts:
Volume (MMBtu)	29,440,000		—	29,440,000
Average Price per MMBtu	$2.68			$2.68
Natural Gas Collar Contracts:
Volume (MMBtu)	33,580,000		128,925,000	162,505,000
Average Price per MMBtu:
Average Ceiling	$3.91		$9.85	$8.62
Average Floor	$2.62		$2.98	$2.91
Natural Gas Basis Swap Contracts:
Volume (MMBtu)	2,760,000	(1)	—	2,760,000	(1)
Average Price per MMBtu	($0.16)			($0.16)
_____________________________
(1)Contracts fix the differentials between NYMEX Henry Hub and the Columbia Gulf Mainline indices.

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	September 30, 2022	December 31, 2021
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$2,368	$4,528
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$2,368	$5,258

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$285,713	$181,215
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$285,713	$181,945

Natural gas price derivatives	Derivative Financial Instruments – long-term	$—	$4,042
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Loss on Derivatives Recognized in Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Natural gas price derivatives	$(271,335)	$(509,777)	$(781,654)	$(748,499)
Oil price derivatives	—	(287)	—	(7,820)
Interest rate derivatives	—	(255)	—	293
	$(271,335)	$(510,319)	$(781,654)	$(756,026)
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $1.8 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended September 30, 2022 and 2021, and $4.9 million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively.
During the nine months ended September 30, 2022, the Company granted an aggregate of 618,382 shares of restricted stock to its directors and employees. The weighted average grant date value of the 2022 awards were $17.74 per share. As of September 30, 2022, Comstock had 956,649 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $13.33 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $11.6 million as of September 30, 2022 is expected to be recognized over a period of 2.5 years.
During the nine months ended September 30, 2022, the Company granted an aggregate of 223,004 PSUs to its executive officers with a weighted average grant date value of $26.07 per unit. As of September 30, 2022, Comstock had 628,845 PSUs outstanding with a weighted average grant date fair value of $14.52 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,257,690 shares of common stock. Total unrecognized compensation cost related to these grants of $6.6 million as of September 30, 2022 is expected to be recognized over a period of 2.4 years.

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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of oil or natural gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2022. Sales of oil and natural gas generally occur at or near the wellhead. When sales of oil and gas occur at locations other than the wellhead, the Company accounts for costs incurred to transport the production to the delivery point as gathering and transportation expenses.
Gas services revenues represent sales of natural gas purchased for resale and fees received for gathering and treating services provided to unaffiliated third parties. The Company recognizes gas services revenues at the time the performance obligations have been fulfilled.
The Company recognized accounts receivable for oil and gas sales of $549.0 million as of September 30, 2022 from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the nine months ended September 30, 2022 and 2021.
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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Current - Federal	$10,001	$—	$11,400	$—
Current - State	14,749	7,637	19,821	10,774
Deferred - Federal	66,732	(12,971)	124,600	(105,934)
Deferred - State	11,328	29,310	23,789	20,992
	$102,810	$23,976	$179,610	$(74,168)
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(4.1)	(58.3)	(4.0)	(13.3)
State income taxes, net of federal benefit	5.8	(14.0)	5.6	(4.7)
Nondeductible stock-based compensation	(0.2)	(0.9)	(0.1)	(0.3)
Change in state tax law	—	43.1	—	8.3
Other	(0.1)	—	—	—
Effective tax rate	22.4%	(9.1)%	22.5%	11.0%

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

In 2021, the Company had natural gas price swaption agreements that were measured at fair value using a third party pricing service, categorized as a Level 3 measurement. The following is a reconciliation of the beginning and ending balances for derivative instruments using Level 3 measurements in the fair value hierarchy:

Nine Months Ended September 30, 2021
(In thousands)
Balance at beginning of year	$(22,588)
Total loss included in earnings	(113,018)
Settlements, net	21,881
Transfers out of Level 3	(6,418)
Balance at end of period	$(120,143)
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$2,368	$2,368	$5,258	$5,258
Liabilities:
Commodity-based derivatives (1)	$285,713	$285,713	$185,987	$185,987
Bank credit facility (2)	$100,000	$100,000	$235,000	$235,000
7.5% senior notes due 2025 (3)	$—	$—	$196,998	$248,066
6.75% senior notes due 2029 (3)	$1,230,037	$1,129,029	$1,256,874	$1,337,500
5.875% senior notes due 2030 (3)	$965,000	$837,138	$965,000	$989,125
_____________________________
(1)The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)The carrying value of our floating rate debt outstanding approximates fair value.
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2022 and December 31, 2021, respectively, a Level 1 measurement.
Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At September 30, 2022 and December 31, 2021, 956,649 and 952,971 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Unvested restricted stock	890	1,148	914	1,092
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
Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per unit amounts)
Weighted average PSUs	942	1,204	1,024	1,178
Weighted average grant date fair value per unit	$14.52	$8.11	$14.52	$8.11
Basic and diluted income (loss) per share for the three months and nine months ended September 30, 2022 and 2021 were determined as follows:

	Three Months Ended September 30,
	2022			2021
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$351,185			$(292,717)
Income allocable to unvested restricted shares	(1,339)			—
Basic income (loss) attributable to common stock	349,846	232,482	$1.50	(292,717)	231,747	$(1.26)
Effect of Dilutive Securities:
Restricted stock	1,339	392		—	—
Performance stock units	—	1,091		—	—
Convertible preferred stock	4,411	43,750		—	—
Diluted income (loss) attributable to common stock	$355,596	277,715	$1.28	$(292,717)	231,747	$(1.26)

	Nine Months Ended September 30,
	2022			2021
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$607,974			$(615,215)
Income allocable to unvested restricted shares	(2,384)			—
Basic income (loss) attributable to common stock	605,590	232,170	$2.61	(615,215)	231,519	$(2.66)
Effect of Dilutive Securities:
Restricted stock	2,384	541		—	—
Performance stock units	—	1,144		—	—
Convertible preferred Stock	13,089	43,750		—	—
Diluted income (loss) attributable to common stock	$621,063	277,605	$2.24	$(615,215)	231,519	$(2.66)
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

Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash payments for:
Interest payments	$164,107	$191,366
Income tax payments	$719	$—
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$16,202	$(3,021)
Liabilities assumed in exchange for right-of-use lease assets	$109,546	$5,562
(2) LONG-TERM DEBT
At September 30, 2022, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,223,880
Premium, net of amortization	6,157
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	100,000
Debt issuance costs, net of amortization	(33,340)
$2,261,697
As of September 30, 2022, the Company had $100.0 million outstanding under a bank credit facility with a $1.4 billion committed borrowing base which is re-determined on a semi-annual basis and upon the occurrence of certain other events and matures on July 16, 2024. The borrowing base was last redetermined on April 15, 2022. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2022.
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
During the nine months ended September 30, 2021, the Company repurchased $375.0 million principal amount of its 7.5% senior notes due in 2025 and $1,650.0 million principal amount of its 9.75% senior notes due 2026 with proceeds from the issuance of $1,250.0 million principal amount of its 6.75% senior notes due in 2029 and $965.0 million principal amount of its 5.875% senior notes due in 2030. The Company recognized a loss of $352.6 million on early retirement of debt for the nine months ended September 30, 2021.

(3) CONVERTIBLE PREFERRED STOCK
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
(4) COMMITMENTS AND CONTINGENCIES
In July 2022, the Company entered into a hydraulic fracturing services agreement for exclusive use of a natural gas powered hydraulic fracturing fleet. The term of the agreement is three years and the minimum commitment under this agreement is $19.2 million per year. The Company expects to take delivery of the fleet in 2023.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2022 or 2021.
(5) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $152 thousand and $353 thousand for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the operation of the wells, the Company had a $20.8 million receivable from the partnerships at September 30, 2022 and December 31, 2021, respectively.
(6) SUBSEQUENT EVENT
On October 31, 2022, the board of directors of the Company authorized a dividend of $0.125 per share to be paid to common stockholders of record on December 1, 2022.

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
Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	128,902	128,896	367,758	366,272
Oil (MBbls)	21	346	66	1,034
Natural gas equivalent (MMcfe)	129,025	130,968	368,152	372,474
Revenues:
Natural gas sales	$994,979	$488,303	$2,376,774	$1,133,783
Oil sales	1,936	22,873	6,324	61,571
Total oil and gas sales	$996,915	$511,176	$2,383,098	$1,195,354
Expenses:
Production and ad valorem taxes	$24,531	$16,675	$60,080	$36,468
Gathering and transportation	$44,740	$35,402	$113,797	$96,596
Lease operating	$28,608	$26,576	$79,873	$77,150
Exploration	$—	$—	$3,363	$—
Average Sales Price:
Natural gas (per Mcf)	$7.72	$3.79	$6.46	$3.10
Oil (per Bbl)	$92.19	$66.11	$95.82	$59.55
Average equivalent (Mcfe)	$7.73	$3.90	$6.47	$3.21
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.19	$0.13	$0.16	$0.09
Gathering and transportation	$0.35	$0.27	$0.31	$0.26
Lease operating	$0.22	$0.20	$0.22	$0.21
Revenues –
Oil and natural gas sales of $996.9 million for the third quarter of 2022 increased by $485.7 million (95%) as compared to $511.2 million for the third quarter of 2021. The increase was primarily due to higher prices received for our natural gas production. Our natural gas production for the third quarter of 2022 was 128.9 billion cubic feet ("Bcf") (1.4 Bcf per day), and was sold at an average price of $7.72 per Mcf. Our natural gas production for the third quarter of 2021 was also 128.9 Bcf (1.4 Bcf per day) but was sold at an average price of $3.79 per Mcf. In October 2021, we sold our Bakken shale properties, which accounted for most of our oil production.
Oil and natural gas sales of $2.4 billion for the nine months ended September 30, 2022 increased by $1.2 billion (99%) as compared to $1.2 billion for the nine months ended September 30, 2021, which also was primarily due to higher prices received for our natural gas production. Our natural gas production for the first nine months of 2022 was 367.8 Bcf (1.3 Bcf per day), and was sold at an average price of $6.46 per Mcf as compared to 366.3 Bcf (1.3 Bcf per day) sold at an average price of $3.10 in the first nine months of 2021.

We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in prices of natural gas and oil and to protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average Realized Natural Gas Price:
Natural gas, per Mcf	$7.72	$3.79	$6.46	$3.10
Cash settlements on derivative financial instruments, per Mcf	(2.36)	(0.89)	(1.84)	(0.38)
Price per Mcf, including cash settlements on derivative financial instruments	$5.36	$2.90	$4.62	$2.72
Average Realized Oil Price:
Oil, per Bbl	$92.19	$66.11	$95.82	$59.55
Cash settlements on derivative financial instruments, per Bbl	—	(7.53)	—	(5.31)
Price per Bbl, including cash settlements on derivative financial instruments	$92.19	$58.58	$95.82	$54.24
Gas service revenues of $193.1 million and $322.6 million for the three months and nine months ended September 30, 2022, respectively, included sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas transportation and treating services.
Costs and Expenses –
Our production and ad valorem taxes increased $7.9 million (47%) to $24.5 million for the third quarter of 2022 from $16.7 million in the third quarter of 2021. Production and ad valorem taxes increased $23.6 million (65%) to $60.1 million for the first nine months of 2022 from $36.5 million in the first nine months of 2021. The increase was primarily related to higher natural gas sales and higher production tax rates enacted in the state of Louisiana during 2022.
Gathering and transportation costs for the third quarter of 2022 increased $9.3 million (26%) to $44.7 million as compared to $35.4 million in the third quarter of 2021. Gathering and transportation costs for the first nine months of 2022 increased $17.2 million (18%) to $113.8 million as compared to $96.6 million for the first nine months of 2021. The increase is due to higher average transportation rates including higher value of fuel used to transport our natural gas.
Our lease operating expense of $28.6 million ($0.22 per Mcfe) for the third quarter of 2022 increased $2.0 million (8%) from lease operating expense of $26.6 million ($0.20 per Mcfe) for the third quarter of 2021. Lease operating expense of $79.9 million ($0.22 per Mcfe) for the first nine months of 2022 increased $2.7 million (4%) from lease operating expense of $77.2 million ($0.21 per Mcfe) for the first nine months of 2021.
Gas service expenses were $181.8 million and $305.3 million for the three months and nine months ended September 30, 2022 and include the cost of unaffiliated third party natural gas purchased for resale and the operating expenses of the pipeline and natural gas treating plant acquired in April 2022.
Depreciation, depletion and amortization ("DD&A") increased $0.3 million to $129.1 million in the third quarter of 2022 from $128.7 million in the third quarter of 2021. Our DD&A per equivalent Mcf produced was $1.00 per Mcfe for the quarter ended September 30, 2022 as compared to $0.98 for the quarter ended September 30, 2021. DD&A decreased $4.3 million (1%) to $355.0 million in the first nine months of 2022 from $359.3 million in the first nine months of 2021. Our DD&A per equivalent Mcf produced of $0.96 per Mcfe was the same for the first nine months of 2022 and 2021.
General and administrative expenses, which are reported net of overhead reimbursements, increased to $10.2 million for the third quarter of 2022 as compared to $8.1 million in the third quarter of 2021. General and administrative expenses increased to $27.5 million for the first nine months of 2022 from $24.0 million in the first nine months of 2021. The increases were primarily related to higher personnel costs.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the three months ended September 30, 2022, we had net losses related to our derivative financial instruments of $271.3 million, as compared to net losses on derivative financial instruments of $510.3 million during the quarter ended September 30, 2021. Realized net losses from our oil and natural gas price risk management program were $304.5 million for the quarter ended September 30, 2022 as compared to realized net losses of $117.1 million for the quarter ended September 30, 2021. Net losses on derivative financial instruments were $781.7 million for the first nine months of 2022 as compared to net losses of $756.0 million for the first nine months of 2021. Realized net losses from our oil and natural gas price risk management program were $679.0 million for the first nine months of 2022 as compared to realized net losses of $144.4 million for the first nine months of 2021.

Interest expense was $41.4 million and $50.0 million for the quarters ended September 30, 2022 and 2021, respectively, and $132.2 million and $170.6 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in interest expense is due primarily to the refinancing of our senior notes in 2021 and the early retirements of senior notes in May and June 2022.
Loss on extinguishment of debt was $46.8 million and $352.6 million for the nine months ended September 30, 2022 and 2021, respectively. In May 2022, we retired $244.4 million principal amount of our 7.5% senior notes due in 2025 in June 2022 we retired $26.1 million principal amount of our 6.75% senior notes due in 2029. In March and June 2021, we redeemed all of our outstanding 9.75% senior notes due in 2026 and $375.0 million principal amount of our 7.5% senior notes due in 2025.
Income taxes for the quarter ended September 30, 2022 and 2021 were a provision of $102.8 million and $24.0 million, respectively. Income taxes for the nine months ended September 30, 2022 and 2021 were a provision of $179.6 million and a benefit of $74.2 million, respectively. Income tax expense for the three months and nine months ended September 30, 2022 reflect an effective tax rate of 22.4% and 22.5%, respectively. The income tax (provision) benefit for the three months and nine months ended September 30, 2021 reflect an effective tax rate of (9.1)% and 11.0%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to revisions to the estimated future utilization of federal and state net operating loss carryforwards ("NOL") and the impact of state income taxes.
We reported net income available to common stockholders of $351.2 million or $1.28 per diluted share, for the quarter ended September 30, 2022 which included a $271.3 million net loss from derivative financial instruments. Income from operations for the third quarter of 2022 was $771.1 million and we had interest expense of $41.4 million and $4.4 million in preferred stock dividends. We reported net loss available to common stockholders of $292.7 million or $1.26 per share for the three months ended September 30, 2021. In the first nine months of 2022, we reported net income available to common stockholders of $608.0 million or $2.24 per diluted share, which included a $781.7 million net loss from derivative financial instruments and a $46.8 million loss on early retirement of debt. Income from operations for the first nine months of 2022 was $1.76 billion and we had interest expense of $132.2 million and $13.1 million in preferred stock dividends. We reported net loss available to common stockholders of $615.2 million or $2.66 per share for the nine months ended September 30, 2021.
Cash Flows, Liquidity and Capital Resources
Cash Flows
The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$1,204,483	$618,553
Issuance of new senior notes, net of costs	—	2,187,089
Proceeds from asset sales	93	261
Total	$1,204,576	$2,805,903

Uses of cash and cash equivalents:
Capital expenditures	$768,327	$508,051
Retirement of senior notes	273,920	2,210,626
Repayments of bank credit facility, net of borrowings	135,000	75,000
Preferred stock dividends	13,089	13,089
Other	6,255	1,568
Total	$1,196,591	$2,808,334

Cash flows from operating activities. Net cash provided by our operating activities increased $585.9 million (95%) to $1.2 billion in the first nine months of 2022 from $618.6 million in the same period in 2021. The increase is primarily due to higher realized natural gas prices in 2022.
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
Capital expenditures. The increase in capital expenditures of $260.3 million is primarily due to our higher drilling and completion activity in 2022 and acquisitions of undeveloped Haynesville shale acreage and the acquisition of a natural gas pipeline and treating plant from an unaffiliated third party.
The following table summarizes our capital expenditure activity:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Acquisitions:
Proved property	$205	$—
Unproved property	37,396	18,649
Exploration and development:
Development leasehold costs	8,298	6,794
Drilling and completion costs	668,376	454,524
Other development costs	52,500	26,795
Asset retirement obligations	1,223	1,660
Total exploration and development	767,998	508,422
Other property and equipment	18,815	69
Total capital expenditures	$786,813	$508,491
Change in accrued capital expenditures and other	(16,052)	1,220
Change in asset retirement obligations	(2,434)	(1,660)
Total cash capital expenditures	$768,327	$508,051
We drilled 91 (44.4 net) wells and completed 100 (46.2 net) Haynesville and Bossier shale wells during the first nine months of 2022. We currently expect to spend an additional $225 million to $275 million in the remaining three months of 2022 to drill 21 operated (14.4 net) additional wells, to complete 11 (8.7 net) wells and for other development activity.
Liquidity and Capital Resources
As of September 30, 2022, we had $1.3 billion of liquidity, comprised of unused borrowing capacity under our bank credit facility and $38.6 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.
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
We do not have a specific acquisition budget for the remainder of 2022 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.
At September 30, 2022, we had $100.0 million outstanding under our bank credit facility with a $1.4 billion committed borrowing base, which is re-determined on a semi-annual basis and upon the occurrence of certain other events, and matures on July 16, 2024. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either LIBOR plus 2.25% to 3.25% or a base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2022.
Income Taxes
At September 30, 2022, we had $909.9 million in U.S. federal NOL carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $147.7 million.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $767.3 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.
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
As of September 30, 2022, we had natural gas price swap agreements which hedge approximately 29.4 Bcf of our 2022 natural gas production at an average price of $2.68 per MMBtu. We also had natural gas collars to hedge approximately 162.5 Bcf of our 2022 and 2023 natural gas production with an average floor price of $2.91 per MMBtu and an average ceiling price of $8.62 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on September 30, 2022 would decrease the fair value of our natural gas swaps and collars by approximately $56.2 million. A decrease of 10% in the market price of natural gas on September 30, 2022 would increase the fair value of our natural gas swaps and collars by approximately $54.5 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At September 30, 2022, we had approximately $2.2 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of September 30, 2022, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $837.1 million and $1.1 billion, respectively, based on the market price of approximately 86.75% and 92.25% of the face amount of such debt. At September 30, 2022, we had $100.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to LIBOR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

COMSTOCK RESOURCES, INC.

Date: November 3, 2022	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)