Form 10-K
period 2022-12-31
COMSTOCK RESOURCES INC
filed 2023-02-17
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark  One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), was $1.1 billion. As of February 16, 2023 there were 277,510,165 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders
are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022

COMSTOCK RESOURCES, INC.

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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
PART I
ITEMS 1 and 2.  BUSINESS AND PROPERTIES
We are a leading independent natural gas producer operating primarily in the Haynesville shale, a premier natural gas basin located in North Louisiana and East Texas with superior economics given its geographical proximity to the Gulf Coast markets. As of December 31, 2022, 99% of our proved reserves were in the Haynesville and Bossier shale play. We are focused on creating value through the development of our substantial inventory of highly economic and low-risk drilling opportunities in the Haynesville and Bossier shales. Our common stock is listed and traded on the New York Stock Exchange under the symbol "CRK".
Our oil and gas operations are primarily concentrated in Louisiana and Texas. Our oil and natural gas properties are estimated to have proved reserves of 6.7 Tcfe with a PV 10 Value of $15.5 billion as of December 31, 2022. Our proved reserves are principally natural gas, which are 38% developed as of December 31, 2022, with an average reserve life of approximately 13 years.
Strengths
High Quality Properties. As of December 31, 2022, we had 617,785 acres (470,427 net) in the Haynesville and Bossier shale plays, located in North Louisiana and East Texas, including our western extension. Our Haynesville/Bossier shale properties have extensive development and exploration potential. Advances in drilling and completion technology have allowed us to increase the reserves recovered through longer horizontal lateral length and substantially larger well stimulation. As a result of the improved economic returns, we have focused our development activities primarily on drilling Haynesville and Bossier horizontal wells since 2015.
Our Haynesville and Bossier shale positions are located in one of the premier North American natural gas basins and have access to the growing Gulf Coast market demand related to LNG exports and the petrochemical industry due to its geographic proximity. We believe we are well positioned for future growth due to the following:
•Premier natural gas resource. The Haynesville and Bossier shale plays have been substantially delineated since 2008. We believe that these shale plays represent some of the most consistent and economic natural gas development drilling opportunities in North America.
•Management and operating team with extensive experience in developing the Haynesville and Bossier shale. We were among the first exploration and production companies to effectively apply horizontal drilling techniques in the Haynesville and Bossier shales beginning in 2007. In 2015, we restarted a drilling program in the Haynesville and Bossier shales utilizing enhanced completion well designs that have significantly improved the economics of these wells. We have drilled and completed 397 (319.0 net) operated wells from 2015 through 2022.
•Attractive economic returns. The Haynesville and Bossier shales offer highly economic and low-risk drilling opportunities through application of advanced drilling and completion technologies, including the use of longer laterals, and high intensity fracture stimulation using tighter frac stages and higher proppant loading. Our management and operating team have been instrumental in developing and optimizing some of the most effective completion techniques in the Haynesville and Bossier shales and such completion techniques have resulted in a substantial improvement in initial production rates and recoverable reserves, which has resulted in some of the highest single well rates of return when compared to results from other natural gas basins in North America.
•Proximity to premium natural gas markets. Our natural gas production benefits from the strong regional Gulf Coast demand growth driven by a substantial increase in LNG exports, exports to Mexico and new or expanded petrochemical facilities. Producers, such as us, with access to the Gulf Coast natural gas markets are receiving higher net realized prices than most producers in other regions. We are also able to realize higher margins due to our ability to access the extensive midstream infrastructure with lower cost, flexible gas marketing arrangements.
Value-Added Acquisitions. Over the last three years we acquired a total of approximately 172,823 net acres prospective for the Haynesville and Bossier shales through acquisitions and an active leasing program.
Successful Drilling Program. We spent $1.0 billion on exploration and development activities in 2022, almost exclusively in the Haynesville and Bossier shale. We spent $964.5 million on drilling and completion activities and an additional $67.4 million on other development costs. We drilled 118 (60.6 net) wells in 2022, which had an average lateral length of approximately 10,138 feet. Our drilling program in 2022 replaced 216% of our 2022 production. The results included two successful exploratory wells in our Western Haynesville extension.

COMSTOCK RESOURCES, INC.
Efficient Operator. We operated 98% of our proved reserve base as of December 31, 2022. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.
Business Strategy
Our strategy consists of the following principal elements:
•Prudently grow cash flow, production and reserves through development of our high-quality inventory of drilling locations. We have an extensive inventory of de-risked, high-return drilling locations prospective for the Haynesville and Bossier shales. As of December 31, 2022, we have identified 3,162 drilling locations (1,573 net to us) which gives us decades of drilling activity. The average lateral length of our drilling location inventory is 8,870 feet. We successfully drilled 14 wells with laterals of approximately 15,000 feet in 2021 and 2022.
•Grow reserve base through active exploration program. We are investing a part of our annual capital budget to expand our acreage holdings and delineate the emerging Western Haynesville and Bossier shale play in East Texas. Our first two exploratory wells completed in 2022 were very successful. In 2023, we currently intend to drill an additional eight Haynesville and Bossier shale wells in this play.
•Evaluate and pursue strategic acquisition opportunities and conduct an active leasing program to grow our reserves, production, and drilling location inventory. We intend to leverage our management and operating team's significant technical expertise and experience in the Haynesville shale to continue to pursue acquisition opportunities in our region and to successfully execute and integrate acquisitions that will add to our drilling inventory. We also plan to continue to acquire prospective acreage with an active leasing program.
•Maintain disciplined financial strategy. We intend to maintain a conservative operating plan in 2023 with the primary goal of maintaining the strong balance sheet we created in 2022. We intend to fund our exploration and development activity with operating cash flow. We believe our low operating cost structure combined with maximizing the capital efficiency of our drilling program and maintaining financial discipline will allow us to achieve this goal.
•Focus on environmental stewardship. We achieved independent, third-party audited certification of our natural gas operations under the MiQ standard for methane emissions. We became one of the first operators to certify all operated natural gas production. The certification allows us to document to both domestic and international customers that we provide responsibly sourced natural gas. We utilize cleaner burning natural gas rather than diesel fuel when possible to reduce emissions in our drilling and completion operations and design our wells to drill longer laterals and utilize multi-well pad locations to minimize our above-ground footprint.
•Manage commodity price exposure. We maintain an active natural gas price hedging program designed to mitigate volatility in natural gas prices and to protect a portion of our expected future cash flows to insure that we have adequate cash flow to meet our financial obligations.
Property Acquisitions
In 2022, we acquired a 145-mile pipeline and natural gas treating plant and the undeveloped rights on approximately 68,000 net Haynesville and Bossier shale acres in East Texas for $35.6 million. In 2021, we acquired approximately 17,500 net acres of predominantly undeveloped Haynesville shale acreage in East Texas, which also included interests in 37 producing wells for $34.7 million of cash consideration. During 2022 and 2021, we acquired an additional 36,100 and 32,556 net acres through direct leasing for $35.6 million and $22.9 million, respectively.
Property Dispositions
In 2022, we sold our interests in certain nonstrategic, non-operated properties for $4.1 million. These properties included working interests in 575 (56.3 net) wells producing approximately 2.7 MMcfe of natural gas per day. In 2021, we sold our non-operated properties in the Bakken shale for $138.1 million after selling expenses. The Bakken shale properties sold included non-operated working interests in 442 producing wells (68.3 net) producing approximately 4,500 barrels of oil equivalent per day.

COMSTOCK RESOURCES, INC.
Oil and Natural Gas Reserves
The following table sets forth our estimated proved oil and natural gas reserves as of December 31, 2022:

	Oil (MBbls)	Natural Gas (MMcf)(1)	Total (MMcfe)(1)	PV 10 Value (000's)(2)
Proved Developed:
Producing	423	2,461,913	2,464,456	$6,674,159
Non-producing	57	69,549	69,886	93,786
Total Proved Developed	480	2,531,462	2,534,342	6,767,945
Proved Undeveloped	69	4,166,108	4,166,519	8,749,099
Total Proved	549	6,697,570	6,700,861	15,517,044
Discounted Future Income Taxes				(2,907,408)
Standardized Measure of Discounted Cash Flows				$12,609,636
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
The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2022		2021		2020
	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)
Proved Developed	480	2,531,462	627	2,245,660	11,000	1,967,288
Proved Undeveloped	69	4,166,108	—	3,872,423	—	3,595,588
Total Proved Reserves	549	6,697,570	627	6,118,083	11,000	5,562,876
______________
(1)Natural gas volumes include NGLs. NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of NGLs for six Mcf of natural gas based upon the approximate relative energy content.
99% of our proved reserves are in the Haynesville and Bossier shales in North Louisiana and East Texas. These wells produce from depths of 10,500 to 16,000 feet. All of our proved undeveloped reserves represent wells to be drilled in the next five years on our Haynesville and Bossier shale acreage.
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

COMSTOCK RESOURCES, INC.
The oil and natural gas prices used for reserves estimation were as follows:

Year	Oil Price (per Bbl)	Natural Gas Price (per Mcf)
2022	$91.21	$6.03
2021	$62.38	$3.33
2020	$32.88	$1.71
Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. We only include wells in our proved undeveloped reserves that we currently plan to drill and in which we have adequate capital resources to enable us to drill them. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development. As of December 31, 2022, our proved undeveloped reserves did not include any undrilled wells with a rate of return less than 10%.
As of December 31, 2022, our proved undeveloped reserves were comprised of 4.2 Tcf of natural gas consisting of 391 undeveloped locations. Substantially all of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shale properties where our 2023 drilling program is focused. Our natural gas proved undeveloped reserves increased by 294 Bcf during 2022. During 2022, 66 proved undeveloped locations included in our 2021 reserves were converted to proved developed reserves.
As of December 31, 2021, our proved undeveloped reserves were comprised of 3.9 Tcf of natural gas, all of which were associated with our Haynesville and Bossier shale properties. Our natural gas proved undeveloped reserves increased by 277 Bcf during 2021. During 2021, 60 proved undeveloped locations were converted to proved developed reserves.
The following table presents the changes in our estimated proved undeveloped oil and natural gas reserves for the years ended December 31, 2022, 2021 and 2020:

	Proved Undeveloped Reserves
	2022		2021		2020
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	—	3,872,423	—	3,595,588	1,643	3,451,140
Revisions	(68)	(1,545)	—	34,111	(1,593)	274,525
Divestitures	—	—	—	(10,592)	—	—
Acquisitions	—	—	—	196,623	—	—
Extension and Discoveries	137	920,825	—	725,120	—	213,658
Conversion from Undeveloped to Developed	—	(625,595)	—	(668,427)	(50)	(343,735)
Total Change	69	293,685	—	276,835	(1,643)	144,448
Ending Balance	69	4,166,108	—	3,872,423	—	3,595,588

COMSTOCK RESOURCES, INC.
The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2022		2021		2020
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2021	—	—	—	—	—	724,329
2022	—	—	—	636,183	—	639,934
2023	69	974,476	—	782,785	—	705,390
2024	—	868,692	—	852,342	—	721,268
2025	—	961,824	—	812,056	—	804,667
2026	—	881,972	—	789,057	—	—
2027	—	479,144	—	—	—	—
Total	69	4,166,108	—	3,872,423	—	3,595,588
The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2022, 2021 and 2020:

	Future Development Costs Total Proved Undeveloped Reserves
	2022	2021	2020
Year ended December 31,	(in millions)
2021	$—	$—	$445.6
2022	—	381.4	438.0
2023	810.0	540.9	519.2
2024	890.0	600.5	499.6
2025	957.0	594.3	549.9
2026	942.4	576.2	—
2027	497.8	—	—
Total	$4,097.2	$2,693.3	$2,452.3
The following table presents the changes in our estimated future development costs for the years ended December 31, 2022 and December 31, 2021:

(in millions)
Total as of December 31, 2020	$2,452.3
Development Costs Incurred	(502.7)
Divestitures	(9.8)
Acquisitions	131.6
Additions and revisions	621.9
Total Changes	241.0
Total as of December 31, 2021	2,693.3
Development Costs Incurred	(635.9)
Additions	1,119.3
Revisions	920.5
Total Changes	1,403.9
Total as of December 31, 2022	$4,097.2

COMSTOCK RESOURCES, INC.
Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2022 of $4.1 billion increased by $1.4 billion from our estimated future capital costs of $2.7 billion as of December 31, 2021. This increase was primarily attributable to the higher cost of drilling rigs, completion services, pipe and other materials we use in our drilling and completion activities that relate to the proved undeveloped Haynesville and Bossier shale locations. Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2021 of $2.7 billion increased by $0.2 billion from our estimated future capital costs of $2.5 billion as of December 31, 2020.
Proved reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We retained an independent petroleum consultant to conduct an audit of our December 31, 2022 reserve estimates. Netherland, Sewell & Associates, Inc. ("NSAI") audited 100% of our total PV 10 Value as of December 31, 2022. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. NSAI was selected for its geographic expertise and historical experience.
The audit letter prepared by our NSAI is included as an exhibit to this report. The technical person at the independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meets the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
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
We have established and maintain internal controls designed to provide reasonable assurance that the estimates of proved reserves are computed and reported in accordance with rules and regulations promulgated by the SEC. These internal controls include documented process workflows, employing qualified engineering and geological personnel, and on-going education for personnel involved in our reserves estimation process. Our internal audit function routinely tests our processes and controls. Throughout the year, our technical team meets periodically with representatives of our independent petroleum consultants to review properties and discuss methods and assumptions. We provide historical information to our consultants for our largest producing properties such as ownership interest, production, well test data, commodity prices and operating and development costs. In some cases, additional meetings are held to review identified reserve differences.
All of our reserve estimates are reviewed with our executive management, our independent consultants perform an independent analysis, and ultimately our reserve estimates are approved by our Director of Reservoir Engineering, Kristine Bartlett. Ms. Bartlett holds a Bachelor of Science degree in Petroleum Engineering and Geoscience from the University of Texas at Austin and has ten years of engineering experience in the oil and gas industry.
We did not provide estimates of total proved oil and natural gas reserves during the three year period ended December 31, 2022 to any federal authority or agency, other than the SEC.

COMSTOCK RESOURCES, INC.
Production, Price and Cost Summary
Annual production, average prices that we realized from sales of natural gas and oil and the associated lifting costs for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2022	2021	2020
Net Production Volumes:
Natural gas - Mcf	500,616	489,274	450,836
Oil - Bbl	82	1,210	1,508
Average Prices:
Natural Gas - $/Mcf	$6.23	$3.63	$1.80
Oil - $/Bbl	$92.65	$61.95	$32.36
Lifting Costs - $/Mcfe:
Lease operating	$0.22	$0.21	$0.22
Gathering and transportation	$0.31	$0.26	$0.23
Production and ad valorem taxes	$0.16	$0.10	$0.08
Drilling Activity Summary
During the three-year period ended December 31, 2022, we drilled development and exploratory wells as set forth in the table below:

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	—	—
Gas	116	58.6	100	54.1	71	47.4
Dry	—	—	—	—	—	—
	116	58.6	100	54.1	71	47.4
Exploratory:
Oil	—	—	—	—	—	—
Gas	2	2.0	—	—	—	—
Dry	—	—	—	—	—	—
	2	2.0	—	—	—	—
Total	118	60.6	100	54.1	71	47.4
As of December 31, 2022, 2021 and 2020, we had 42 (29.0 net), 28 (21.9 net), and 26 (23.5 net), respectively, operated wells in the process of being drilled and completed.
Producing Well Summary
The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2022:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	3	2.2	1,231	679.6
New Mexico	1	—	86	13.2
Oklahoma	6	0.6	98	8.8
Texas	8	6.0	934	752.4
Wyoming	—	—	26	1.9
Total	18	8.8	2,375	1,455.9

COMSTOCK RESOURCES, INC.
We operate 1,633 of the 2,393 producing wells presented in the above table. As of December 31, 2022, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.
Acreage
The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2022, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	212,152	158,256	26,207	19,625
New Mexico	12,757	2,739	—	—
Oklahoma	26,080	3,382	—	—
Texas	214,068	155,665	272,967	197,074
Wyoming	13,440	927	—	—
Total	478,497	320,969	299,174	216,699
As of December 31, 2022, our undeveloped acreage expires as follows:

	Gross		Net
2023	4,676	2%	3,717	2%
2024	7,637	3%	4,481	2%
2025	75,615	25%	54,467	25%
2026	21,059	7%	16,193	7%
2027	1,837	1%	1,671	1%
Thereafter	188,350	62%	136,170	63%
	299,174	100%	216,699	100%
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
Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices. We target selling approximately 80% of our natural gas on first of month index price, with the remaining 20% on daily spot market pricing. The percentage of natural gas sold on spot market pricing can be impacted when new wells commence production as such production is typically sold on spot market pricing during the month the well is first brought on line. Enterprise Products Operating and its subsidiaries, Southwest Energy L.P. and Shell Oil Company and its subsidiaries accounted for 27%, 21%, and 12%, respectively, of our total 2022 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.
We have entered into longer term marketing arrangements to ensure that we have adequate transportation to get our natural gas production in North Louisiana and East Texas to the markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to the long-haul natural gas pipelines. We currently have agreements with two natural gas mid-stream companies to provide

COMSTOCK RESOURCES, INC.
us with firm transportation for an average of approximately 1,187,500 MMBtu per day for our natural gas production in 2023 on the long-haul pipelines. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements is expected to exceed the firm transportation arrangements we have in place. In addition, the marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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
Our operations are also subject to the Clean Air Act, or "CAA", and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. Between 2012 and 2014, the U.S. Environmental Protection Agency or "EPA" promulgated new emission standards for the oil and natural gas industry, and made revisions that imposed further requirements with respect to volatile organic compounds ("VOCs") and methane. In September 2020, the EPA published a rule that revised the VOC requirements and rescinded the methane requirements, as well as revised its interpretation of the CAA, such that, in order to impose the methane emission requirements, it would need to first make a Significant Contribution Finding for each particular pollutant for the specific source. Since that time, the US has passed a law that repeals the 2020 rules, and the EPA issued a new proposed rule as of November 2021 and supplemented the proposed rule in December 2022. The comment period for the supplemental proposal ends February 13, 2023. There are costs associated with following the status and impacts of these regulatory changes, and implementing any changes as they become effective. However, we believe our operations will not be materially adversely affected by new or reinstated requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.
The Federal Water Pollution Control Act of 1972, as amended, or the "Clean Water Act", imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Recent judicial interpretations have caused certain water features to be considered jurisdictional when they were not previously. Additionally, in January 2023,the EPA and the US Army Corps of Engineers issued a new rule that revises the definition of "waters of the United States". The new rule has been challenged by several states and industry groups. If upheld, such regulations may impact certain exploration and production activities. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution and that the requirements, including those under the 2023 Waters of the United States rule, are not any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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
The U.S. has not passed legislation to expressly address GHGs; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. States in which we operate may also require permits and reductions in GHG emissions. Additionally, the EPA published a set of final rules in 2016 that require reductions in VOC and methane generation from new sources. Although 2020 rule changes reduced these requirements, the EPA has and is expected to issue additional proposed regulations in response to Executive Orders issued by the Biden administration. Other additional regulations may still be forthcoming. Similarly, the Bureau of Land Management ("BLM") has proposed to suspend and revise a 2016 rule relating to methane venting, flaring, and leaks from oil and natural gas production on public lands that was being challenged by multiple western states and energy companies. In September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. The 2018 rule was challenged in federal court, and was vacated in 2020, but the court stayed its vacatur of the 2018 rule to allow for challenges to the 2016 rule to proceed. BLM did not defend the 2016 rule, and it was vacated. This decision may be further appealed, leaving the final outcome uncertain. In November 2022, the BLM proposed a new rule that would establish new requirements designed to reduce methane waste. Since all of our oil and natural gas production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the oil and natural gas we produce. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Most recently in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years. The United States signed the Paris Agreement on April 22, 2016; although the Trump administration provided notice of its intent to withdraw from the Paris Agreement, the Biden administration has reinstated the United States' participation. Further, the US has made additional commitments with respect to GHG emissions through the United Nations Climate Change Conference, including with respect to reducing methane emissions. It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in oil and natural gas exploration and production activities.
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

COMSTOCK RESOURCES, INC.
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
Office and Operations Facilities
Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet. This lease expires on December 31, 2024. We also own production offices and pipe yard facilities near Carthage, Franklin, Nacogdoches, Marshall, Marquez and Tennessee Colony, Texas and Bossier City, Grand Cane, Greenwood, Homer, Mansfield and Logansport, Louisiana.
Human Capital
As of December 31, 2022, we had 244 employees and utilized contract employees for certain of our drilling, completion and production operations. We seek to attract a qualified and diverse workforce and maintain strong non-discrimination and anti-harassment policies.
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

COMSTOCK RESOURCES, INC.
Directors and Executive Officers
The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	67
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	62
Daniel S. Harrison	Chief Operating Officer	59
Patrick H. McGough	Vice President of Operations	42
Ronald E. Mills	Vice President of Finance and Investor Relations	50
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	62
LaRae L. Sanders	Vice President of Land	60
Brian C. Claunch	Vice President of Financial Reporting	48
Clifford D. Newell	Vice President of Corporate Development and Chief Commercial Officer	44
Elizabeth B. Davis	Director	60
Morris E. Foster	Director	80
Jim L. Turner	Director	77
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
Patrick H. McGough became our Vice President of Operations in July 2019 following our acquisition of Covey Park Energy, LLC. He joined Covey Park in August 2018 as the Vice President of Operations, where he was responsible for drilling, completion, and production operations and engineering. Prior to his time at Covey Park, Mr. McGough held significant roles as a drilling, completion, and production engineer at Brammer Engineering. Mr. McGough received a Bachelor of Science in Chemical Engineering from Louisiana Tech University in 2003 and an MBA from Centenary College of Louisiana in 2010.
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
Daniel K. Presley has been our Treasurer since 2013. Mr. Presley, who has been with us since 1989, also continues to serve as our Vice President of Accounting and Controller, positions he has had held since 1997 and 1991, respectively. Prior to joining us, Mr. Presley had six years of experience with several independent oil and gas companies including AmBrit Energy, Inc. Prior thereto, Mr. Presley spent two and one-half years with B.D.O. Seidman, a public accounting firm. Mr. Presley received a Bachelor of Business Administration degree from Texas A & M University in 1983.

COMSTOCK RESOURCES, INC.
LaRae L. Sanders has been our Vice President of Land since 2014. Ms. Sanders has been with us since 1995. She has served as Land Manager since 2007, and has been instrumental in all of our active development programs and major acquisitions. Prior to joining us, Ms. Sanders held positions with Bridge Oil Company and Kaiser-Francis Oil Company, as well as other independent exploration and production companies. Ms. Sanders is a Certified Professional Landman with 43 years of experience. She became the nation's first Certified Professional Lease and Title Analyst in 1990.
Brian C. Claunch became our Vice President of Financial Reporting in June 2021. Mr. Claunch joined the Company in June 2020 as Director of Financial Reporting. Prior to joining Comstock, Mr. Claunch served as Director of Financial Reporting at Guidon Energy and Controller at Pioneer Natural Resources Company. He received his Bachelor of Business Administration and Master of Science in Accounting degrees from the University of Texas at Arlington in 1999 and is a Certified Public Accountant.
Clifford D. Newell became our Vice President of Corporate Development and Chief Commercial Officer in December 2022. Mr. Newell brings over 15 years of experience in commercial, marketing and operations experience in the midstream energy industry. Prior to joining us, Mr. Newell was responsible for producer relationships, business development, project management, scheduling and marketing as Commercial Vice President at Trace Midstream, Blue Mountain Midstream and Penntex Midstream. He received his Bachelor of Business Administration in Economics and Pre-Law and Executive Master of Business Administration from Centenary College of Louisiana in 2006 and 2013, respectively. He also received his Master of Energy Business from the University of Tulsa in 2015.
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

COMSTOCK RESOURCES, INC.
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
An extended period of depressed natural gas prices would adversely affect our business, financial condition, cash flow, liquidity, results of operations and our ability to meet our capital expenditure obligations and financial commitments.
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
•political conditions and events in other natural gas-producing countries, including embargoes and other sustained military campaigns, and acts of terrorism or sabotage;
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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
We had $2.2 billion principal amount of debt as of December 31, 2022.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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

COMSTOCK RESOURCES, INC.
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
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". As of February 16, 2023, we had 277,510,165 shares of common stock outstanding, which were held by 162 holders of record. On November 1, 2022, we reinstated a quarterly cash dividend of 12.5¢ per share on our common stock commencing with the fourth quarter of 2022. We paid cash dividends on our common stock on December 15, 2022, resulting in total dividends paid of $34.7 million. We currently intend to continue to pay dividends to the holders of our common stock in the future. However, the declaration and payment of future dividends will be at the discretion of the board of directors and will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.
Stockholder Return Performance
The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2022 with the cumulative returns during the same period for the New York Stock Exchange Index and the SPDR Standard & Poor's ("S&P") Oil and Gas Exploration and Production ETF. The graph assumes that $100.00 was invested on the last trading day of 2017, and that dividends, if any, were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)
Among Comstock, the NYSE Composite Index and the S&P Oil & Gas Exploration and Production ETF Index

	As of December 31,
Total Return Analysis	2017	2018	2019	2020	2021	2022
Comstock	$100.00	$53.55	$97.28	$51.65	$95.63	$163.16
NYSE Composite	$100.00	$91.05	$114.28	$122.26	$147.54	$133.75
SPDR S&P Oil and Gas Exploration and Production ETF	$100.00	$71.90	$65.11	$41.41	$69.05	$100.37
_______________
(1)The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

COMSTOCK RESOURCES, INC.
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
Overview
We are an independent energy company engaged in the acquisition, exploration, development and production of oil and natural gas in the United States. Our assets are concentrated in the Haynesville and Bossier shale located in North Louisiana and East Texas, a premier natural gas basin with superior economics due to the geographic proximity to Gulf Coast natural gas markets. We own interests in 2,393 producing oil and natural gas wells (1,464.7 net) and we operate 1,633 of these wells.
We use the successful efforts method of accounting, which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire seismic data used for exploration, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.
We generally sell our oil and natural gas at current market prices at the point our wells connect to third party purchaser pipelines or terminals. We have entered into certain transportation and treating agreements with midstream and pipeline companies to transport a substantial portion of our natural gas production to long-haul gas pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, natural gas. Natural gas prices have historically been volatile and are likely to remain volatile in the future.
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
Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $29.1 million as of December 31, 2022.
Prices for oil and natural gas have been highly volatile in recent years but we expect our natural gas production to increase, assuming we maintain a sufficient development program to offset expected production declines from our producing wells. The level of our drilling activity is dependent on natural gas prices. If we are unable to offset production declines with the new wells we plan to drill in 2023 and future periods, our production volumes and cash flows from our operating activities may not be sufficient to fund our capital expenditures, and thus, we may need to either curtail drilling activity or seek additional borrowings, which would result in an increase in our interest expense in 2023 and future periods. We may need to recognize impairments of our oil and natural gas properties if oil and natural gas prices decline, and as a result, the expected future cash flows from these properties becomes insufficient to recover their carrying value.

COMSTOCK RESOURCES, INC.
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Our operating data for the year ended December 31, 2022 and 2021 are summarized below:

	Year Ended December 31,
	2022	2021
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	500,616	489,274
Oil (MBbls)	82	1,210
Natural gas equivalent (MMcfe)	501,107	496,534
Revenues:
Natural gas sales	$3,117,094	$1,775,768
Oil sales	7,597	74,962
Total natural gas and oil sales	$3,124,691	$1,850,730
Gas services	$503,366	$—
Expenses:
Production and ad valorem taxes	$77,917	$49,141
Gathering and transportation	$155,679	$130,940
Lease operating	$111,134	$103,467
Exploration	$8,287	$—
Gas services	$465,044	$—
Average Sales Price:
Natural gas (per Mcf)	$6.23	$3.63
Oil (per Bbl)	$92.65	$61.95
Average equivalent (Mcfe)	$6.24	$3.73
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.16	$0.10
Gathering and transportation	$0.31	$0.26
Lease operating	$0.22	$0.21
Natural gas and oil sales.  Natural gas and oil sales of $3.1 billion in 2022 increased by $1.3 billion, or 69%, as compared to $1.9 billion in 2021. The increase was primarily due to higher prices received for our natural gas production and increased natural gas production. Our 2022 natural gas production was 500.6 Bcf (1.4 Bcf per day), which was sold at an average price of $6.23 per Mcf as compared to 489.3 Bcf (1.3 Bcf per day) sold at an average price of $3.63 in 2021. In October 2021, we sold our Bakken shale properties, which represented most of our oil production.
We utilize natural gas and oil price derivative financial instruments to manage our exposure to changes in prices of natural gas and oil and to protect returns on investment from our drilling activities. The following table presents our natural gas and oil prices before and after the effect of cash settlements of our derivative financial instruments:

	Year Ended December 31,
	2022	2021
Average Realized Natural Gas Price:
Natural gas, per Mcf	$6.23	$3.63
Cash settlements on derivative financial instruments, per Mcf	(1.73)	(0.84)
Price per Mcf, including cash settlements on derivative financial instruments	$4.50	$2.79
Average Realized Oil Price:
Crude oil per Bbl	$92.65	$61.95
Cash settlements on derivative financial instruments, per Bbl	—	(6.67)
Price per Bbl, including cash settlements on derivative financial instruments	$92.65	$55.28

COMSTOCK RESOURCES, INC.
Gas services revenues. Gas services revenues of $503.4 million in 2022 include sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas transportation and treating services. These activities commenced in 2022 with the acquisition of a pipeline and gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana.
Production and ad valorem taxes.  Our production and ad valorem taxes increased $28.8 million (59%) to $77.9 million in 2022 from $49.1 million in 2021. This increase was primarily related to the increase in natural gas sales and higher production tax rates enacted in the state of Louisiana during 2022.
Gathering and transportation.  Gathering and transportation costs increased $24.7 million (19%) to $155.7 million in 2022 as compared to $130.9 million in 2021. This increase was due to higher average transportation rates including higher value of fuel used to transport our natural gas during 2022.
Lease operating expenses.  Our lease operating expense of $111.1 million in 2022 was $7.7 million or 7% higher than the lease operating expenses in 2021 of $103.5 million due to higher natural gas production. Our lease operating expense of $0.22 per Mcfe produced for 2022 was comparable to the 2021 rate of $0.21 per Mcfe.
Gas services expenses. Gas services expenses were $465.0 million during 2022, which include the cost of unaffiliated third party natural gas purchased for resale and the operating expenses of the pipeline and natural gas treating plant acquired in 2022.
Depreciation, depletion and amortization expense ("DD&A").  DD&A expense increased $20.1 million (4%) to $489.5 million in 2022 from $469.4 million in 2021 and our DD&A expense per equivalent Mcf produced was $0.98 per Mcfe in 2022 as compared to $0.95 per Mcfe in 2021. The increase in DD&A rate was primarily due to higher drilling costs incurred in 2022.
General and administrative expenses.  General and administrative expense, which is reported net of overhead reimbursements, increased to $39.4 million in 2022 from $34.9 million in 2021 due primarily to higher personnel costs. Stock-based compensation included in general and administrative expense was $6.6 million and $6.8 million in 2022 and 2021, respectively.
Gain (loss) on sale of assets. We reported a gain on the sale of assets in 2022 of $0.3 million, which was primarily related to the sale of certain nonstrategic, non-operated natural gas and oil properties. We reported a loss on the sale of assets of $162.1 million for 2021 which was primarily related to our divestiture of our Bakken shale assets in November 2021.
Derivative financial instruments.  We use derivative financial instruments as part of our price risk management program to protect the cash flow we generate from our operating activities. We had net losses on derivative financial instruments of $662.5 million for 2022 as compared to $560.6 million for 2021. Realized net losses from our oil and natural gas price risk management program were $862.7 million in 2022 as compared to $419.9 million in 2021. We recognized unrealized gains on derivative financial instruments in 2022 of $200.2 million and unrealized losses of $140.9 million in 2021.
Interest expense.  Interest expense was $171.1 million for 2022 as compared to $218.5 million for 2021. Included in interest expense was amortization of the premiums or discounts on our senior notes and the debt issuance cost amortization associated with our outstanding debt. The non-cash interest expense for 2022 totaled $10.3 million compared with $21.7 million for 2021. The decrease in interest expense in 2022 was due primarily to the refinancing of our senior notes in 2021, the early retirements of senior notes in May and June 2022 and the repayment of borrowings under our bank credit facility.
Loss on early retirement of debt. During 2022, we retired $244.4 million principal amount of our 7.5% senior notes and $26.1 million principal amount of our 6.75% senior notes. In 2021, we refinanced $375.0 million principal amount of our 7.5% senior notes and $1.65 billion principal amount of our 9.75% senior notes. As a result of premiums paid over face value and costs associated with the retirements and repurchases, we recognized a loss on early retirement of debt of $46.8 million and $352.6 million during 2022 and 2021, respectively.
Income taxes.  Our income tax provision was $261.1 million and $11.4 million in 2022 and 2021, respectively. Our effective tax rate of 19% in 2022 and (5)% in 2021 differed from the federal income tax rate of 21% primarily due to changes in our valuation allowance on our federal and state net operating loss carryforwards and state income taxes.
Net income.  We reported net income available to common stockholders of $1.1 billion or $4.11 per diluted share in 2022 and a net loss available to common stockholders of $259.2 million or $1.12 per diluted share in 2021. The net income in 2022 is primarily due to our higher natural gas and oil sales. Income from operations in 2022 increased to $2.3 billion as compared to $900.8 million in 2021.

COMSTOCK RESOURCES, INC.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 17, 2022.
Cash Flows, Liquidity and Capital Resources
Cash Flows
The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31,
	2022	2021
	(in thousands)
Sources of cash and cash equivalents:
Operating activities	$1,698,388	$859,005
Proceeds from asset sales	4,186	138,394
Issuance of new senior notes	—	2,222,500
Total	$1,702,574	$3,219,899

Uses of cash and cash equivalents:
Capital expenditures	$1,101,869	$689,210
Retirement of senior notes	273,920	2,210,626
Repayments on bank credit facility, net of borrowings	235,000	265,000
Common stock dividends	34,688	—
Preferred stock dividends	16,014	17,500
Debt issuance costs	10,839	35,604
Other	6,255	1,568
Total	$1,678,585	$3,219,508
Cash flows from operating activities. Net cash provided by our operating activities increased $839.4 million (98%) to $1,698.4 million in 2022 from $859.0 million in 2021. The increase was primarily due to higher realized natural gas prices in 2022.
Proceeds from asset sales. In 2022, we sold certain non-operated properties for net proceeds of $4.1 million. In 2021, we sold our non-operated properties in the Bakken shale and certain other properties for $138.4 million after selling expenses.
Issuance of new senior notes and retirement of senior notes. In 2022, we retired all of our outstanding 7.5% senior notes due in 2025 for $248.9 million, which included premiums paid over face value of $4.5 million, and we retired $26.1 million principal amount of our 6.75% senior notes for $24.9 million. In 2021, we issued $1.25 billion principal amount of 6.75% senior notes due in 2029 and $965.0 million principal amount of 5.875% senior notes due in 2030. The proceeds from the note offerings were used to redeem $2,025.0 million principal amount of outstanding senior notes for $2,198.1 million, including premiums paid over face value and costs related to a tender offer.

COMSTOCK RESOURCES, INC.
Capital expenditures. The increase in capital expenditures of $412.7 million is primarily due to higher drilling, completion and acquisition activities in 2022.
Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2022	2021
	(in thousands)
Acquisitions:
Proved property	$500	$21,781
Unproved property	54,120	35,871
Exploration and development:
Developmental leasehold costs	13,727	12,953
Exploratory drilling and completion costs	63,520	6,966
Development drilling and completion costs	901,026	569,141
Other development costs	53,693	39,168
Asset retirement obligations	686	5,608
Total exploration and development	1,087,272	691,488
Other property	18,775	192
Total capital expenditures	$1,106,047	$691,680
Change in accrued capital expenditures and other	(37,561)	3,138
Prepaid drilling costs	34,069	—
Asset retirement obligations	(686)	(5,608)
Total cash capital expenditures	$1,101,869	$689,210
We currently expect to spend approximately $950 million to $1.15 billion in 2023 on our development and exploration projects primarily focused on the continued development of our Haynesville/Bossier shale properties including our exploration and development of our Western Haynesville acreage. We also expect to spend $75 million to $125 million on infrastructure, including upgrades to our Western Haynesville pipeline and processing facilities, and for other development costs. Under our current operating plan, we expect to drill 67 operated horizontal wells (50.5 net) and to turn 69 wells (49.2 net) to sales in 2023. The Company also expects to spend an additional $25 million to $35 million on acquiring acreage in 2023.
Common stock and preferred stock dividends. On December 15, 2022, we paid a cash dividend of $0.125 per share of common stock. On November 30, 2022, all of the outstanding shares of our Series B Redeemable Convertible Preferred Stock were converted into 43,750,000 shares of common stock.
Debt issuance costs. In 2022, we entered into a new five-year bank credit facility and we incurred $10.8 million of issuance costs associated with the new bank credit facility. In 2021, we incurred $35.6 million of debt issuance costs primarily due to the issuance of our 6.75% senior notes and 5.875% senior notes.
Liquidity and Capital Resources
On November 15, 2022, we entered into an amended and restated bank credit facility with Wells Fargo Bank National Association as administrative agent, and other participating banks. Aggregate commitments under the new credit facility were $1.5 billion and mature on November 15, 2027. Borrowings under the new bank credit facility are subject to a borrowing base, which was initially set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. There were no outstanding borrowings as of December 31, 2022. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of December 31, 2022.
As of December 31, 2022, we had $1.6 billion of liquidity, comprised of $1.5 billion of unused borrowing capacity under our bank credit facility and $54.7 million of cash and cash equivalents on hand. Our short and long-term capital requirements

COMSTOCK RESOURCES, INC.
consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations, and debt service.
We expect to fund our future development and exploration activities with future operating cash flow. The timing of most of our capital expenditures is mostly discretionary. We have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We expect to fund future acquisitions, depending on the size and timing, with future operating cash flow, borrowings under our bank credit facility, or other debt or equity financings, to the extent available. The availability and attractiveness of debt or equity financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, oil and natural gas prices and other market conditions. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
Our contractual obligations consist primarily of natural gas transportation and gathering contracts and drilling and completion contracts. Our natural gas transportation and gathering contracts extend to 2031 and commitments under these contracts are $57.0 million for 2023, $57.5 million for 2024, $45.7 million for 2025, $40.9 million for 2026, $40.7 million for 2027 and $124.3 million for commitments thereafter. Terms of drilling contracts vary from well to well, or are for periods ranging from less than one year to three years. Existing commitments under drilling contracts are $34.9 million for 2023 and 2024, $36.7 million for 2025, $31.9 million for 2026 and $1.8 million for 2027. In 2021 and 2022, we entered into hydraulic fracturing services agreements for exclusive use of two natural gas powered hydraulic fracturing fleets. Commitments under these contracts are $33.7 million for 2023, $38.5 million for 2024, $24.3 million for 2025 and $4.7 million for 2026.
Federal and State Taxation
At December 31, 2022, we had $909.9 million in U.S. federal net operating loss carryforwards and $1.5 billion in certain state net operating loss carryforwards. As a result of a change of control in August 2018, our ability to use U.S. federal net operating losses ("NOLs") to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $766.2 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.
Our federal income tax returns for the years subsequent to December 31, 2018 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2018. Currently, we are under examination with the state of Louisiana and we believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.
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

COMSTOCK RESOURCES, INC.
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
Goodwill.  We have goodwill of $335.9 million as of December 31, 2022 that was recorded in 2018. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. We are not required to amortize goodwill as a charge to earnings; however, we are required to conduct an annual review of goodwill for impairment. We determine the potential for impairment of our goodwill by initially preparing a qualitative fair value assessment of our business value. In performing this qualitative assessment, we examine relevant events and circumstances that could have a negative effect on our business, including macroeconomic conditions, industry and market conditions (including current commodity price), earnings and cash flows, overall financial performance and other relevant entity specific events.
If the qualitative assessment indicates that it is more likely than not that our business is impaired, a quantitative analysis would be performed to assess our fair value and to determine the amount of impairment, if any, that requires recognition. When performing a quantitative impairment assessment of goodwill, fair value is determined based on a market approach or an income approach. If the carrying value of goodwill exceeds the fair value calculated using the quantitative approach, an impairment charge would be recorded for the difference between fair value and carrying value. If oil or natural gas prices decrease, drilling efforts are unsuccessful or our market capitalization declines, it is reasonably possible that impairments would need to be recognized. We performed a quantitative assessment of goodwill as of October 1, 2022 and determined there was no goodwill impairment.
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

COMSTOCK RESOURCES, INC.
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
As of December 31, 2022, we had natural gas price collars outstanding to hedge approximately 174.9 Bcf of our 2023 natural gas production with an average floor price of $2.99 per MMBtu and an average ceiling price of $9.96 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.
An increase of 10% in the market price of natural gas on December 31, 2022 would decrease the fair value of our natural gas collars by approximately $9.9 million. A decrease of 10% in the market price of natural gas on December 31, 2022 would increase the fair value of our natural gas collars by approximately $11.6 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At December 31, 2022, we had approximately $2.2 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. The fair market value of the senior notes due 2030 and senior notes due 2029 as of December 31, 2022 were $846.8 million and $1.1 billion, respectively, based on the market price of approximately 87.8% and 92.3% of the face amount of such debt. At December 31, 2022, we had no outstanding borrowings under our bank credit facility, which is subject to variable rates of interest that are tied to adjusted SOFR or an alternate base rate, at our option.
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
Our registered independent public accountants, Ernst & Young LLP, are engaged to audit our financial statements and to express an opinion thereon. Their audit is conducted in accordance with the standards of the Public Company Accounting Oversight Board to enable them to report whether the financial statements present fairly, in all material respects, our financial position and results of operations in accordance with accounting principles generally accepted in the United States.
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

COMSTOCK RESOURCES, INC.
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
We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.
Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting.  We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2022, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2022, follows below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Comstock Resources, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022.
Section 16(a) Beneficial Ownership Reporting Compliance.  Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2022, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.
Code of Ethics.  We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2023 annual meeting, which will be filed with the SEC within 120 days of December 31, 2022, for additional information regarding our corporate governance policies.
ITEM 11.  EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes certain information regarding our equity compensation plans as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	1,105,108	4,592,055
_______________
(1)Represents performance share unit awards that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.
We do not have any equity compensation plans that were not approved by stockholders.
Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2022.

COMSTOCK RESOURCES, INC.
PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-2 to F-25 of this report:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2022 and 2021	F-3
	Consolidated Statements of Operations For the Years Ended December 31, 2022, 2021 and 2020	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Consolidated Statements of Cash Flows For the Years Ended December 31, 2022, 2021 and 2020	F-6
	Notes to Consolidated Financial Statements	F-7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.
(b)Exhibits:
The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
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

4.2
Indenture dated June 28, 2021, by and among the Company, each of the guarantor subsidiaries named therein, and American Stock Transfer & Trust Company, LLC for the 5.875% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 28, 2021).

4.3
Shareholders Agreement, dated June 7, 2019, by and among the Company, Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, Arkoma Drilling, L.P., Williston Drilling, L.P., New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2019).

4.4*	Description of Securities.
10.1
Second Amended and Restated Credit Agreement dated as of November 15, 2022, among the Company, Wells Fargo Bank National Association as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2022).

10.2#	Comstock Resources, Inc. 2019 Long-term Incentive Plan Effective as of May 31, 2019 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated June 4, 2019).
10.3#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.4#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).
10.5#*	Separation and Release Agreement dated as of November 18, 2022 between Comstock Resources, Inc. and David J. Terry.

COMSTOCK RESOURCES, INC.

Exhibit No.	Description
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

21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers Netherland, Sewell & Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Letter of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2022.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith.
+    Furnished herewith.
#    Management contract or compensatory plan document.
ITEM 16.  FORM 10-K SUMMARY
Not applicable.

COMSTOCK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 17, 2023		(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 17, 2023
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 17, 2023
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 17, 2023
Elizabeth B. Davis
/s/ MORRIS E. FOSTER	Director	February 17, 2023
Morris E. Foster
/s/ JIM L. TURNER	Director	February 17, 2023
Jim L. Turner

COMSTOCK RESOURCES, INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Comstock Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Depreciation, Depletion and Amortization of Proved Oil and Gas Properties

Description of the Matter	At December 31, 2022, the net book value of the Company’s proved oil and natural gas properties was $4,300 million, and depreciation, depletion and amortization expense ("DD&A") was $489 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its oil and natural gas properties. Under this method, the capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves, as estimated by the Company's engineers. Proved oil and natural gas reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Judgment is required by the Company's engineers in interpreting the data used to estimate reserves. Estimating proved oil and natural gas reserves requires the selection and evaluation of inputs, including historical production, oil and natural gas price assumptions, future operating and capital cost assumptions and tax rates by jurisdiction, among others. Because of the complexity involved in estimating oil and natural gas reserves, management used independent petroleum engineers to audit the proved reserve estimates prepared by the Company's engineers as of December 31, 2022.

Auditing the Company's DD&A calculation is complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by these engineers in estimating proved oil and natural gas reserves.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A calculation, including controls over the completeness and accuracy of the financial data used in estimating proved oil and natural gas reserves.

Our testing of the Company's DD&A calculation included, among other procedures, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. On a sample basis, we tested the completeness and accuracy of the financial data used in the estimation of proved oil and natural gas reserves by agreeing significant inputs to source documentation, where applicable, and assessing the inputs for reasonableness based on our review of corroborative evidence and consideration of any contrary evidence. Additionally, we performed analytic procedures on select inputs into the oil and natural gas reserve estimate as well as lookback procedures on the output. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. Finally, we tested that the DD&A calculation is based on the appropriate proved oil and natural gas reserve amounts from the Company's reserve report.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2003.
Dallas, Texas
February 17, 2023

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
ASSETS	(In thousands)
Cash and cash equivalents	$54,652	$30,663
Accounts receivable:
Oil and gas sales and gas services	415,079	217,149
Joint interest operations	76,521	29,755
From affiliates	18,527	20,834
Derivative financial instruments	23,884	5,258
Other current assets	56,324	15,077
Total current assets	644,987	318,736
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	5,843,409	4,756,394
Unproved	298,230	302,129
Other	26,475	6,690
Accumulated depreciation, depletion and amortization	(1,545,459)	(1,058,067)
Net property and equipment	4,622,655	4,007,146
Goodwill	335,897	335,897
Operating lease right-of-use assets	90,716	6,450
	$5,694,255	$4,668,229
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$530,195	$314,569
Accrued expenses	183,111	135,026
Operating leases	38,411	2,444
Derivative financial instruments	4,420	181,945
Total current liabilities	756,137	633,984
Long-term debt	2,152,571	2,615,235
Deferred income taxes	425,734	197,417
Derivative financial instruments	—	4,042
Long-term operating leases	52,385	4,075
Reserve for future abandonment costs	29,114	25,673
Other non-current liabilities	—	24
Total liabilities	3,415,941	3,480,450
Commitments and contingencies
Mezzanine equity:
Series B Convertible Preferred Stock — 5,000,000 shares authorized, none and 175,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	175,000
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 277,517,087 and 232,924,646 shares issued and outstanding at December 31, 2022 and 2021, respectively	138,759	116,462
Additional paid-in capital	1,253,417	1,100,359
Accumulated earnings (deficit)	886,138	(204,042)
Total stockholders' equity	2,278,314	1,012,779
	$5,694,255	$4,668,229

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$3,117,094	$1,775,768	$809,399
Oil sales	7,597	74,962	48,796
Total natural gas and oil sales	3,124,691	1,850,730	858,195
Gas services	503,366	—	—
Total revenues	3,628,057	1,850,730	858,195
Operating expenses:
Production and ad valorem taxes	77,917	49,141	36,967
Gathering and transportation	155,679	130,940	106,582
Lease operating	111,134	103,467	102,452
Depreciation, depletion and amortization	489,450	469,388	417,112
Gas services	465,044	—	—
General and administrative, net	39,405	34,943	32,040
Exploration	8,287	—	27
(Gain) loss on sale of assets	(340)	162,077	(17)
Total operating expenses	1,346,576	949,956	695,163
Operating income	2,281,481	900,774	163,032
Other income (expenses):
Gain (loss) from derivative financial instruments	(662,522)	(560,648)	9,951
Other income	916	636	1,080
Interest expense	(171,092)	(218,485)	(234,829)
Loss on early extinguishment of debt	(46,840)	(352,599)	(861)
Total other expenses	(879,538)	(1,131,096)	(224,659)
Income (loss) before income taxes	1,401,943	(230,322)	(61,627)
(Provision for) benefit from income taxes	(261,061)	(11,403)	9,210
Net income (loss)	1,140,882	(241,725)	(52,417)
Preferred stock dividends and accretion	(16,014)	(17,500)	(30,996)
Net income (loss) available to common stockholders	$1,124,868	$(259,225)	$(83,413)
Net income (loss) per share — basic	$4.75	$(1.12)	$(0.39)
Net income (loss) per share — diluted	$4.11	$(1.12)	$(0.39)
Weighted average shares outstanding:
Basic	236,045	231,633	215,194
Diluted	277,465	231,633	215,194
Dividends per share	$0.125	$—	$—

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)
Balance at December 31, 2019	190,007	$95,003	$909,423	$138,596	$1,143,022
Stock-based compensation	431	216	6,248	—	6,464
Income tax withholdings on equity awards	(115)	(59)	(633)	—	(692)
Issuance of common stock	42,092	21,046	190,592	—	211,638
Stock issuance costs	—	—	(10,246)	—	(10,246)
Net loss	—	—	—	(52,417)	(52,417)
Preferred stock accretion	—	—	—	(5,417)	(5,417)
Payment of preferred dividends	—	—	—	(25,579)	(25,579)
Balance at December 31, 2020	232,415	$116,206	$1,095,384	$55,183	$1,266,773
Stock-based compensation	766	384	6,415	—	6,799
Income tax withholdings on equity awards	(256)	(128)	(1,284)	—	(1,412)
Stock issuance costs	—	—	(156)	—	(156)
Net loss	—	—	—	(241,725)	(241,725)
Payment of preferred dividends	—	—	—	(17,500)	(17,500)
Balance at December 31, 2021	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Conversion of Series B convertible preferred stock	43,750	21,875	153,125	—	175,000
Stock-based compensation	1,159	580	6,030	—	6,610
Income tax withholdings on equity awards	(317)	(158)	(6,097)	—	(6,255)
Net income	—	—	—	1,140,882	1,140,882
Payment of preferred stock dividends	—	—	—	(16,014)	(16,014)
Payment of common stock dividends	—	—	—	(34,688)	(34,688)
Balance at December 31, 2022	277,517	$138,759	$1,253,417	$886,138	$2,278,314

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,140,882	$(241,725)	$(52,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and non-current income taxes	228,317	(3,565)	(9,409)
Exploration	—	—	27
(Gain) loss on sale of assets	(340)	162,077	(17)
Depreciation, depletion and amortization	489,450	469,388	417,112
(Gain) loss on derivative financial instruments	662,522	560,648	(9,951)
Cash settlements of derivative financial instruments	(862,715)	(419,714)	134,496
Amortization of debt discount, premium and issuance costs	10,255	21,703	34,038
Stock-based compensation	6,610	6,799	6,464
Loss on early extinguishment of debt	46,840	352,599	861
(Increase) decrease in accounts receivable	(242,389)	(121,952)	34,555
(Increase) decrease in other current assets	(10,296)	(2,033)	7,019
Increase in accounts payable and accrued expenses	229,252	74,780	12,923
Net cash provided by operating activities	1,698,388	859,005	575,701
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,067,800)	(689,210)	(509,690)
Prepaid drilling costs	(34,069)	—	(1,795)
Proceeds from sales of assets	4,186	138,394	287
Net cash used for investing activities	(1,097,683)	(550,816)	(511,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	755,000	555,000	157,000
Repayments on bank credit facility	(990,000)	(820,000)	(907,000)
Issuance of Senior Notes	—	2,222,500	751,500
Retirement of Senior Notes	(273,920)	(2,210,626)	—
Issuance of common stock	—	—	206,626
Redemption of Series A Convertible Preferred Stock	—	—	(210,000)
Debt and stock issuance costs	(10,839)	(35,760)	(24,617)
Income tax withholdings on equity awards	(6,255)	(1,412)	(692)
Preferred stock dividends paid	(16,014)	(17,500)	(25,580)
Common stock dividends paid	(34,688)	—	—
Net cash used for financing activities	(576,716)	(307,798)	(52,763)
Net increase in cash and cash equivalents	23,989	391	11,740
Cash and cash equivalents, beginning of the year	30,663	30,272	18,532
Cash and cash equivalents, end of the year	$54,652	$30,663	$30,272

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
Concentration of Credit Risk, Accounts Receivable and Credit Losses
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company's accounts receivable are due from either purchasers of oil and gas or participants in oil and gas wells for which the Company serves as the operator. Generally, operators of oil and gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company's policy is to assess the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the years ended December 31, 2022, 2021 and 2020, respectively.
Other Current Assets
Other current assets at December 31, 2022 and 2021 consist of the following:

	As of December 31,
	2022	2021
	(In thousands)
Pipe and well equipment inventory	$34,819	$5,015
Production tax refunds receivable	11,156	7,879
Prepaid drilling costs	4,265	—
Accrued proceeds from sale of oil and gas properties	3,118	—
Prepaid expenses	2,455	2,183
Other	511	—
	$56,324	$15,077
Fair Value Measurements
The Company holds or has held certain financial assets and liabilities that are required to be measured at fair value in the financial statements. These include cash and cash equivalents held in bank accounts and derivative financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
date. A three-level hierarchy is followed for disclosure to show the extent and level of judgment used to estimate fair value measurements:
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
The following is a reconciliation of the beginning and ending balances for derivative instruments classified as Level 3 in the fair value hierarchy:

Year Ended December 31, 2021
(In thousands)
Balance at beginning of year	$(22,588)
Total gains (losses) included in earnings	(162,421)
Settlements, net	58,448
Transfers out of Level 3	126,561
Balance at end of year	$—
The following presents the carrying amounts and the fair values of the Company's financial instruments as of December 31, 2022 and 2021:

	As of December 31,
	2022		2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$23,884	$23,884	$5,258	$5,258
Liabilities:
Commodity-based derivatives (1)	4,420	4,420	185,987	185,987
Bank credit facility (2)	—	—	235,000	235,000
7.50% senior notes due 2025 (3)	—	—	196,998	248,066
6.75% senior notes due 2029 (3)	1,229,836	1,129,029	1,256,874	1,337,500
5.875% senior notes due 2030 (3)	965,000	846,788	965,000	989,125
_______________
(1)The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)The carrying value of our floating rate debt outstanding approximates fair value.
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2022 and 2021, respectively, a Level 1 measurement.
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

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved oil and gas reserves. The changes in capitalized exploratory well costs are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Beginning capitalized exploratory project costs	$6,966	$—
Additions to exploratory well costs pending the determination of proved reserves	63,520	6,966
Determined to have found proved reserves	(69,619)	—
Ending capitalized exploratory well costs	$867	$6,966
As of December 31, 2022 and 2021, the Company had no exploratory wells for which costs have been capitalized greater than one year.
The estimated future costs of dismantlement, restoration, plugging and abandonment of oil and gas properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Exploration expense includes geological and geophysical expenses and delay rentals related to exploratory oil and gas properties, costs of unsuccessful exploratory drilling and impairments of unproved properties. As of December 31, 2022 and 2021, the unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves. Most of these future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells would be drilled within the next five years as required by SEC rules in order to be included in proved reserves. The costs of unproved properties are transferred to proved oil and gas properties when they are either drilled or they are reflected in proved undeveloped reserves and amortized on an equivalent unit-of-production basis. Costs associated with unevaluated exploratory acreage are periodically assessed for impairment on a property by property basis, and any impairment in value is included in exploration expense. Exploratory drilling costs are initially capitalized as proved property but charged to expense if and when the well is determined not to have found commercial proved oil and gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.
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
Other property and equipment consists primarily of pipelines, natural gas treating plants, computer equipment, furniture and fixtures and an airplane which are depreciated over estimated useful lives ranging from three to 50 years on a straight-line basis.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill
The Company had goodwill of $335.9 million as of December 31, 2022 and 2021. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets in a business combination.
The Company is required to conduct an annual review of goodwill for impairment and performs the assessment of goodwill on October 1st of each year. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. The Company performed its quantitative assessment of goodwill as of October 1, 2022 and determined there was no indication of impairment.
Leases
The Company had right-of-use lease assets of $90.7 million and $6.5 million as of December 31, 2022 and 2021, respectively, related to its corporate office lease, certain office equipment, vehicles and a hydraulic fracturing fleet used to complete natural gas wells with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. Since most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate at the commencement date of the lease. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent its obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.
Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development operations. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling operations routinely change due to changes in oil and natural gas prices, demand for oil and natural gas, and the overall operating and economic environment. Comstock accordingly manages the terms of its contracts for drilling rigs so as to allow for maximum flexibility in responding to these changing conditions. In April 2022, the Company took delivery of a natural gas powered hydraulic fracturing fleet, which has been leased with a three year term. The Company's other hydraulic fracturing fleet contracts are on terms less than one year and include rights of substitution. The Company's rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense. For hydraulic fracturing fleet and drilling rig leases, the Company has elected the practical expedient to not separate lease components from nonlease components in the determination of their lease asset and liability values.
Lease costs recognized during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating lease cost included in general and administrative expense	$1,749	$1,732	$1,665
Operating lease cost included in lease operating expense	1,383	879	815
Operating lease cost included in proved oil and gas properties	25,200	—	—
Variable lease cost (completion costs included in proved oil and gas properties)	25,095	—	—
Short-term lease cost (drilling rig costs included in proved oil and gas properties)	62,077	32,735	33,334
	$115,504	$35,346	$35,814
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $3.1 million, $2.6 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $112.4 million, $32.7 million and $33.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and 2021, the operating leases had a weighted average remaining term of 2.2 years and 2.7 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 3.5% and 2.7%, respectively.

As of December 31, 2022, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
2023	$41,007
2024	40,609
2025	13,004
2026	88
2027	17
Total lease payments	94,725
Imputed interest	(3,929)
Total lease liability	$90,796
Accrued Expenses
Accrued expenses at December 31, 2022 and 2021 consist of the following:

	As of December 31,
	2022	2021
	(In thousands)
Accrued interest payable	$54,867	$60,305
Accrued drilling costs	54,438	19,995
Accrued income and other taxes	31,256	15,655
Accrued transportation costs	28,357	22,859
Accrued employee compensation	11,308	12,320
Accrued lease operating expenses	2,412	2,036
Other	473	1,856
	$183,111	$135,026
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
The following table summarizes the changes in the Company's total estimated liability:

	Year Ended December 31,
	2022	2021
	(In thousands)
Reserve for future abandonment costs at beginning of the year	$25,673	$19,290
New wells placed on production	1,537	1,994
Acquisitions	1,211	637
Changes in estimates and timing	182	3,008
Liabilities settled	(80)	(31)
Divestitures	(944)	(466)
Accretion expense	1,535	1,241
Reserve for future abandonment costs at end of the year	$29,114	$25,673

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based Compensation
The Company has stock-based employee compensation plans under which stock awards, comprised primarily of restricted stock and performance share units ("PSUs"), are issued to employees and non-employee directors. The Company follows the fair value-based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.
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
Major Purchasers
In 2022, the Company had three major purchasers of its natural gas production that accounted for 27%, 21%, and 12% of its total oil and natural gas sales. In 2021, the Company had three major purchasers of its natural gas production that accounted for 22%, 21%, and 13% of its total oil and natural gas sales. In 2020, the Company had four major purchasers of its natural gas production that accounted for 19%, 15%, 15% and 10% of its total oil and natural gas sales. The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its oil and natural gas production from other purchasers.
Revenue Recognition and Gas Balancing
Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points. Costs incurred to gather or transport each product prior to the transfer of control are recognized as operating expenses.
Gas services revenues represent sales of natural gas purchased for resale and fees received for gathering and treating services provided to unaffiliated third parties.  Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.
All oil and natural gas and gas services revenues are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties. These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party for oil and vary for natural gas based upon the terms set out in the confirmations between both parties. Prices for sales of oil and natural gas are generally based upon terms that are common in the oil and gas industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions. As a result, prices for oil and natural gas routinely fluctuate based on changes in these factors. Prices for gathering and treating services are generally fixed in nature but can vary due to the quality of the gas being treated. Each unit of production (barrel of crude oil and thousand cubic feet of natural gas) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its oil and natural gas revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners. Oil and natural gas revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed or purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2022 or 2021.
The Company has recognized accounts receivable of $415.1 million and $217.1 million as of December 31, 2022 and 2021, respectively, from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
General and Administrative Expenses
General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the oil and gas properties operated by the Company of $27.5 million, $25.3 million and $24.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At December 31, 2022 and 2021, 966,058 and 952,971 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's shareholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Unvested restricted stock	926	1,057	1,149

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit amounts)
Weighted average PSUs	925	1,146	1,044
Weighted average grant date fair value per unit	$15.11	$8.11	$9.33

The Series A and Series B Convertible Preferred Stock were convertible into 52,500,000 and 43,750,000 shares of common stock, respectively. The Company redeemed all of the shares of Series A Convertible Preferred Stock on May 19, 2020. On November 30, 2022, all outstanding shares of the Series B Convertible preferred stock were converted into 43,750,000 shares of common stock. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period. Weighted average shares of convertible preferred stock outstanding were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Weighted average convertible preferred stock	40,034	43,750	63,832
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.
Basic and diluted income (loss) per share were determined as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share amounts)
Net income (loss) available to common stockholders	$1,124,868	$(259,225)	$(83,413)
Income allocable to unvested restricted stock	(4,278)	—	—
Basic net income (loss) available to common stockholders	$1,120,590	$(259,225)	$(83,413)
Income allocable to convertible preferred stock	16,014	—	—
Income allocable to unvested restricted stock	4,278	—	—
Diluted net income (loss) available to common stockholders	$1,140,882	$(259,225)	$(83,413)

Basic weighted average shares outstanding	236,045	231,633	215,194
Effect of dilutive securities:
PSUs	911	—	—
Restricted stock	475	—	—
Convertible preferred stock	40,034	—	—
Diluted weighted average shares outstanding	277,465	231,633	215,194

Basic income (loss) per share	$4.75	$(1.12)	$(0.39)
Diluted income (loss) per share	$4.11	$(1.12)	$(0.39)
Basic and diluted per share amounts are the same for the years ended December 31, 2021 and 2020 due to the net loss in those periods.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplementary Information With Respect to the Consolidated Statements of Cash Flows
For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Cash payments made for interest and income taxes and other non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash payments for:
Interest	$166,275	$203,742	$228,555
Income tax payments (refunds)	$16,524	$149	$(10,218)
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$34,443	$(4,964)	$(17,234)
Liabilities assumed in exchange for right-of-use lease assets	$110,090	$5,847	$1,761
Non-cash investing and financing activities related to acquisitions:
Acquired working capital	$—	$—	$520
Non-cash financing activities include:
Conversion of preferred stock into common stock	$175,000	$—	$—
Retirement of debt in exchange for common stock	$—	$—	$(4,151)
Issuance of common stock in exchange for debt	$—	$—	$5,012
(2)Acquisitions and Dispositions of Oil and Gas Properties
Acquisitions
In 2022, the Company acquired a 145-mile pipeline and natural gas treating plant from an unaffiliated third party and the undeveloped deep rights on approximately 68,000 net undeveloped acres in East Texas for $35.6 million including transaction costs. The purchase price was allocated as follows: $18.8 million was allocated to unproved oil and gas properties and $16.8 million to other property and equipment.
In 2021, the Company acquired approximately 17,500 net acres of predominantly undeveloped Haynesville shale acreage in East Texas from an unaffiliated third party, which also included interests in 37 producing wells for $34.7 million.
During 2022 and 2021, the Company acquired an additional 36,100 and 32,556 net acres through direct leasing for $35.6 million and $22.9 million, respectively.
Dispositions
In December 2022, the Company sold its interest in certain nonstrategic, non-operated properties for $4.1 million. In November 2021, the Company sold its non-operated properties in the Bakken shale for $138.1 million after selling expenses and incurred a $162.2 million pre-tax loss on the divestiture.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)Oil and Gas Producing Activities
Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and natural gas property acquisition, development and exploration activities:
Capitalized Costs

	As of December 31,
	2022	2021
	(In thousands)
Proved properties:
Leasehold costs	$3,117,028	$3,053,783
Wells and related equipment and facilities	2,726,381	1,702,611
Accumulated depreciation depletion and amortization	(1,543,003)	(1,056,317)
	4,300,406	3,700,077
Unproved properties	298,230	302,129
	$4,598,636	$4,002,206
Costs Incurred

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Property acquisitions:
Proved property	$500	$21,781	$—
Unproved property	54,120	35,871	7,949
Exploration and development:
Developmental leasehold costs	13,727	12,953	13,022
Exploratory drilling and completion costs	63,520	6,966	—
Development drilling and completion costs	901,026	569,141	436,074
Other development costs	53,693	39,168	34,572
Asset retirement obligations	686	5,608	(47)
Total capital expenditures	$1,087,272	$691,488	$491,570
(4)Long-term Debt
Long-term debt is comprised of the following:

	As of December 31,
	2022	2021
	(In thousands)
Bank Credit Facility:
Principal	$—	$235,000
6.75% Senior Notes Due 2029:
Principal	1,223,880	1,250,000
Premium, net of amortization	5,956	6,874
5.875% Senior Notes Due 2030:
Principal	965,000	965,000
7.5% Senior Notes due 2025:
Principal	—	244,400
Discount, net of amortization	—	(47,402)
Debt issuance costs, net of amortization	(42,265)	(38,637)
	$2,152,571	$2,615,235

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The premium on the 6.75% senior notes due 2029 is being amortized over its life using the effective interest rate method. Debt issuance costs are amortized over the lives of the bank credit facility and senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.
The following table summarizes Comstock's principal amount of debt as of December 31, 2022 by year of maturity:

	2023	2024	2025	2026	2027	Thereafter	Total
	(In thousands)
6.75% Senior Notes due 2029	—	—	—	—	—	1,223,880	1,223,880
5.875% Senior Notes due 2030	—	—	—	—	—	965,000	965,000
	$—	$—	$—	$—	$—	$2,188,880	$2,188,880
On November 15, 2022, the Company entered into an amended and restated bank credit facility with Wells Fargo Bank National Association, as administrative agent, and other participating banks with an aggregate commitment of $1.5 billion. The new bank credit facility is subject to a borrowing base of $2.0 billion, which is redetermined on a semi-annual basis and upon the occurrence of certain other events and matures on November 15, 2027. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either adjusted SOFR plus 1.75% to 2.75% or an alternative base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. There were no borrowings outstanding at December 31, 2022. The Company pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The weighted average interest rate on borrowings under the bank credit facility were 3.61% and 2.71% during the years ended December 31, 2022 and 2021, respectively. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of December 31, 2022.
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
In 2021, the Company refinanced $375.0 million principal amount of its 7.5% senior notes due in 2025 and $1,650.0 million principal amount of its 9.75% senior notes due 2026 with proceeds from the issuance of $1,250.0 million principal amount of its 6.75% senior notes due in 2029 and $965.0 million principal amount of its 5.875% senior notes due in 2030. The Company recognized a loss of $352.6 million on early retirement of debt for the year ended December 31, 2021.
(5)Commitments and Contingencies
The Company has natural gas transportation and gathering contracts which extend to 2031. Commitments under these contracts are $57.0 million for 2023, $57.5 million for 2024, $45.7 million for 2025, $40.9 million for 2026, $40.7 million for 2027 and $124.3 million for 2028 through 2031.
The Company has drilling rig contracts and completion service contracts. Terms of drilling contracts vary from well to well, or are for periods ranging from less than one year to three years. The service contracts with terms less than one year are generally for terms ranging from 45 days to six months. In December 2022, the Company entered into agreements for three new drilling rigs with a three year term and a minimum annual commitment of $12.2 million per drilling rig. The Company expects to take delivery of two of the rigs in the second half of 2023 and the third rig in early 2024. Existing commitments under these contracts are $34.9 million for 2023 and 2024, $36.7 million for 2025, $31.9 million for 2026 and $1.8 million for 2027.
In 2021 and 2022, the Company entered into hydraulic fracturing services agreements for exclusive use of two natural gas powered hydraulic fracturing fleets. The term of the agreements are three years and the minimum commitment under these agreements are $19.2 million per year. The Company took delivery of the first fleet in the second quarter of 2022 and expects delivery of the second fleet in the second quarter of 2023. Commitments under these contracts are $33.7 million for 2023, $38.5 million for 2024, $24.3 million for 2025 and $4.7 million for 2026.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
From time to time, the Company is involved in certain litigation that arise in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2022 or 2021.
(6)Convertible Preferred Stock
On November 30, 2022, all of the outstanding shares of the Series B Redeemable Convertible Preferred Stock were converted into 43,750,000 shares of common stock.
(7)Stockholders' Equity
The authorized capital of the Company is 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share, and 5,000,000 are preferred stock, $10.00 par value per share.
(8)Stock-based Compensation
The Company grants restricted shares of common stock and PSUs to key employees and directors as part of their compensation. Grants are made pursuant to the Company's 2019 Long-term Incentive Plan (the "2019 Plan"), which was approved by the Company's shareholders on May 31, 2019. Future authorized equity awards available under the 2019 Plan as of December 31, 2022 were 4,592,055 shares of common stock.
Stock-based compensation expense is included in general and administrative expenses. During the years ended December 31, 2022, 2021 and 2020 the Company had $6.6 million, $6.8 million and $6.5 million, respectively, in stock-based compensation expense.
Restricted Stock
The fair value of restricted stock grants is amortized over the vesting period, generally one year to three years, using the straight-line method. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.
A summary of restricted stock activity is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2022	952,971	$5.74
Granted	627,791	$17.70
Vested	(549,363)	$5.67
Forfeitures	(65,341)	$8.85
Outstanding at December 31, 2022	966,058	$13.34

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Fair value of vested restricted stock	$11,080	$3,070	$2,852
Grant date weighted average fair value	$17.70	$6.05	$5.38
Compensation expense recognized for restricted stock grants	$4,171	$3,406	$3,247
Unrecognized compensation expense related to unvested shares	$10,301
Expected recognition period	2.3 years

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Significant assumptions used to value PSUs included:

	Year Ended December 31,
	2022	2021	2020
Risk free interest rate	3.6%	0.3%	0.3%
Range of implied volatility:
Minimum	50%	37%	39%
Maximum	83%	83%	198%
A summary of PSU activity is presented below:

	Number of PSUs	Weighted Average Grant Price
Outstanding at January 1, 2022	1,049,910	$8.11
Granted	237,407	$25.92
Earned	(596,893)	$7.85
Forfeitures	(137,870)	$10.95
Outstanding at December 31, 2022	552,554	$15.11

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except per unit data)
Number of PSUs granted	237	221	232
Grant date fair value	$6,023	$1,891	$1,943
Grant date fair value per unit	$25.92	$8.56	$8.37
Compensation expense recognized for PSUs	$2,439	$3,392	$3,217
Unrecognized compensation expense related to unvested shares	$5,520
Expected recognition period	2.3 years
The fair value of PSUs is amortized over the vesting period of three years, using the straight-line method. The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 1,105,108 shares of common stock based on the achieved performance ranges from zero to two hundred percent.
(9)Retirement Plan
The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were approximately $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10)Income Taxes
Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.
The following is an analysis of the consolidated income tax provision (benefit):

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current - Federal	$40,445	$—	$—
Current - State	(7,701)	14,968	(154)
Deferred - Federal	209,705	(16,721)	(12,037)
Deferred - State	18,612	13,156	2,981
	$261,061	$11,403	$(9,210)
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
The tax effects of significant temporary differences representing the net deferred tax liabilities were as follows:

	As of December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Interest expense limitation	$101,104	$103,771
Net operating loss carryforwards	49,740	53,112
Unrealized hedging losses	—	37,953
Asset retirement obligation	5,714	4,312
Other	4,932	7,771
	161,490	206,919
Valuation allowance on deferred tax assets	(2,145)	(46,474)
Deferred tax assets	159,345	160,445
Deferred tax liabilities:
Property and equipment	(570,833)	(340,722)
Unrealized hedging gains	(4,087)	—
Amortization of debt issuance costs and bond discount	—	(9,954)
Other	(10,162)	(7,186)
Deferred tax liabilities	(585,082)	(357,862)
Net deferred tax liability	$(425,737)	$(197,417)

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the customary rate of 21% and the effective tax rate on income (losses) is due to the following:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Tax at statutory rate	$294,408	$(48,368)	$(12,941)
Tax effect of:
Valuation allowance on deferred tax assets	(47,077)	30,504	(919)
State income taxes, net of federal benefit	14,680	28,117	3,746
Other	(950)	1,150	904
Total	$261,061	$11,403	$(9,210)

	Year Ended December 31,
	2022	2021	2020
Tax at statutory rate	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(3.4)	(13.3)	1.5
State income taxes, net of federal benefit	1.1	(12.2)	(6.1)
Other	(0.1)	(0.5)	(1.5)
Effective tax rate	18.6%	(5.0)%	14.9%
At December 31, 2022, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss – U.S. federal	2023-2037	$899,953
Net operating loss – U.S. federal	Unlimited	$9,931
Net operating loss – state taxes	Unlimited	$1,486,685
Interest expense – U.S. federal	Unlimited	$481,449
Interest expense – state taxes	Unlimited	$531,058
The Company's ability to use net operating losses ("NOLs") generated before its ownership change in 2018 to reduce taxable income is limited under IRC Section 382. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. NOLs arising after the date of an ownership change are not affected by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then it will lose the ability to apply those NOLs as offsets to future taxable income. The Company estimates that $766.2 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's federal income tax returns for the years subsequent to December 31, 2018 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2019. The Company is currently under examination with the state of Louisiana and believe that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.
(11)Derivative Financial Instruments and Hedging Activities
Comstock generally uses commodity price swaps, basis swaps and collars to hedge oil and natural gas prices to manage price risk. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.
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
The Company had the following outstanding natural gas price derivative financial instruments at December 31, 2022:

Future Production Period Ending December 31, 2023
Natural Gas Collar Contracts:
Volume (MMBtu)	174,925,000
Price per MMBtu:
Average Ceiling	$9.96
Average Floor	$2.99

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate fair value of the Company's derivative financial instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

		As of December 31,
Type	Consolidated Balance Sheet Location	2022	2021
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$23,884	$4,528
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$23,884	$5,258

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$4,420	$181,215
Oil price derivatives	Derivative Financial Instruments – current	—	730
		$4,420	$181,945

Natural gas price derivatives	Derivative Financial Instruments – long-term	$—	$4,042
The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Year Ended December 31,
Gain/(Loss) Recognized in Earnings on Derivatives	2022	2021	2020
	(In thousands)
Natural gas price derivatives	$(662,522)	$(555,636)	$353
Oil price derivatives	—	(7,247)	12,059
Interest rate derivatives	—	2,235	(2,461)
	$(662,522)	$(560,648)	$9,951
(12)Related Party Transactions
The Company operates oil and natural gas properties held by a partnerships owned by its majority stockholder. Comstock charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $0.9 million, $1.4 million and $0.7 million in 2022, 2021 and 2020, respectively, for operating and marketing services provided to the partnership. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the operation of the wells, the Company had a $18.5 million and $20.8 million receivable from the partnerships at December 31, 2022 and 2021, respectively.
In 2021, the Company acquired from unaffiliated third parties a 50% interest in approximately 35,000 net acres of predominantly undeveloped Haynesville shale acreage in East Texas, which also included interests in 37 producing wells. An affiliate of the Company's majority stockholder acquired the remaining 50% of the acreage and wells alongside Comstock. Comstock is the operator of the future drilling program on the jointly acquired acreage.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13)Oil and Gas Reserves Information (Unaudited)
Set forth below is a summary of the Company's proved oil and natural gas reserves:

	Year Ended December 31,
	2022		2021		2020
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of period	627	6,118,083	11,000	5,562,876	16,747	5,341,497
Revisions of previous estimates	(61)	(6,870)	145	88,546	(4,241)	306,552
Extensions and discoveries	137	1,090,420	—	797,198	2	365,663
Acquisitions of minerals in place	6	260	—	202,588	—	—
Sales of minerals in place	(78)	(3,707)	(9,308)	(43,851)	—	—
Production	(82)	(500,616)	(1,210)	(489,274)	(1,508)	(450,836)
End of period	549	6,697,570	627	6,118,083	11,000	5,562,876
Proved Developed Reserves:
Beginning of period	627	2,245,660	11,000	1,967,288	15,104	1,890,357
End of period	480	2,531,462	627	2,245,660	11,000	1,967,288
Proved Undeveloped Reserves:
Beginning of period	—	3,872,423	—	3,595,588	1,643	3,451,140
End of period	69	4,166,108	—	3,872,423	—	3,595,588
Revisions of previous estimates. Revisions of previous natural gas estimates in 2021 and 2020 were primarily attributable to higher production performance from the Company's wells as compared to expected performance from proved undeveloped locations included in proved reserves in the previous year. Revisions of previous estimates for oil in 2020 were primarily related to changes in oil prices. Revisions of previous estimates in other years were insignificant.
Extensions and discoveries. Extensions and discoveries for 2022, 2021 and 2020 were primarily comprised of proved reserve additions attributable to the wells drilled in the current year that were not classified as proved undeveloped in prior years and additional proved undeveloped locations that are planned to be drilled in the Company's current development plan.
The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves:

	As of December 31,
	2022	2021	2020
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$40,405,829	$20,396,381	$9,871,616
Future Costs:
Production	(5,473,650)	(3,954,726)	(3,173,350)
Development and Abandonment	(4,175,721)	(2,752,603)	(2,592,520)
Future Income Taxes	(5,741,914)	(2,065,316)	(154,872)
Future Net Cash Flows	25,014,544	11,623,736	3,950,874
10% Discount Factor	(12,404,908)	(5,848,131)	(2,015,149)
Standardized Measure of Discounted Future Net Cash Flows	$12,609,636	$5,775,605	$1,935,725

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Standardized Measure, Beginning of Year	$5,775,605	$1,935,725	$2,913,211
Net change in sales price, net of production costs	8,600,315	5,012,696	(1,858,026)
Development costs incurred during the year which were previously estimated	788,450	502,674	302,135
Revisions of quantity estimates	(42,423)	119,200	215,268
Accretion of discount	680,010	199,124	326,074
Changes in future development and abandonment costs	(869,115)	1,505	313,191
Changes in timing and other	(113,744)	(224,617)	(127,663)
Extensions and discoveries	2,456,124	679,418	180,624
Acquisitions of minerals in place	604	150,065	—
Sales of minerals in place	(3,313)	(64,032)	—
Sales, net of production costs	(2,779,960)	(1,567,182)	(612,194)
Net changes in income taxes	(1,882,917)	(968,971)	283,105
Standardized Measure, End of Year	$12,609,636	$5,775,605	$1,935,725
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

	Year Ended December 31,
	2022	2021	2020
Crude Oil: $/barrel	$91.21	$62.38	$32.88
Natural Gas: $/Mcf	$6.03	$3.33	$1.71
Proved reserve information utilized in the preparation of the financial statements were based on estimates prepared by the Company's petroleum engineering staff in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States of America. The Company retained an independent petroleum consultant to conduct an audit of the Company's 2022 reserve estimates. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. The engineering firm was selected for their geographic expertise and their historical experience.
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
(14)Subsequent Event
On February 13, 2023, Comstock's Board of Directors declared a quarterly cash dividend of $0.125 per common share to stockholders of record at the close of business of March 1, 2023, with a payment date of March 15, 2023.