Form 10-Q
period 2023-03-31
COMSTOCK RESOURCES INC
filed 2023-05-04
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Emerging growth company ☐
Accelerated filer ☐

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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 3, 2023 was 277,510,165.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended March 31, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$33,677	$54,652
Accounts receivable:
Oil and gas sales and gas services	177,751	415,079
Joint interest operations	65,792	76,521
From affiliates	10,592	18,527
Derivative financial instruments	75,490	23,884
Other current assets	59,522	56,324
Total current assets	422,824	644,987
Property and equipment:
Oil and natural gas properties, successful efforts method:
Proved	6,183,336	5,843,409
Unproved	324,773	298,230
Other	30,801	26,475
Accumulated depreciation, depletion and amortization	(1,679,211)	(1,545,459)
Net property and equipment	4,859,699	4,622,655
Goodwill	335,897	335,897
Operating lease right-of-use assets	82,461	90,716
	$5,700,881	$5,694,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$443,501	$530,195
Accrued costs	145,779	183,111
Operating leases	39,031	38,411
Derivative financial instruments	—	4,420
Total current liabilities	628,311	756,137
Long-term debt	2,154,424	2,152,571
Deferred income taxes	464,914	425,734
Long-term operating leases	43,504	52,385
Reserve for future abandonment costs	29,553	29,114
Total liabilities	3,320,706	3,415,941
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 277,510,165 and 277,517,087 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	138,755	138,759
Additional paid-in capital	1,255,467	1,253,417
Accumulated earnings	985,953	886,138
Total stockholders' equity	2,380,175	2,278,314
	$5,700,881	$5,694,255

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$378,032	$522,957
Oil sales	1,942	1,884
Total natural gas and oil sales	379,974	524,841
Gas services	109,604	—
Total revenues	489,578	524,841
Operating expenses:
Production and ad valorem taxes	14,906	13,820
Gathering and transportation	45,574	32,093
Lease operating	34,830	26,186
Exploration	1,775	1,021
Depreciation, depletion and amortization	133,983	106,728
Gas services	101,295	—
General and administrative	12,368	8,223
Gain on sale of assets	(773)	(2)
Total operating expenses	343,958	188,069
Operating income	145,620	336,772
Other income (expenses):
Gain (loss) from derivative financial instruments	66,409	(437,493)
Other income	460	4,166
Interest expense	(38,270)	(46,491)
Total other income (expenses)	28,599	(479,818)
Income (loss) before income taxes	174,219	(143,046)
(Provision for) benefit from income taxes	(39,716)	31,622
Net income (loss)	134,503	(111,424)
Preferred stock dividends	—	(4,315)
Net income (loss) available to common stockholders	$134,503	$(115,739)

Net income (loss) per share:
Basic	$0.49	$(0.50)
Diluted	$0.49	$(0.50)
Weighted average shares outstanding:
Basic	276,551	231,976
Diluted	276,551	231,976
Dividends per share	$0.125	$—

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2022	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Stock-based compensation	(5)	(2)	1,479	—	1,477
Net loss	—	—	—	(111,424)	(111,424)
Payment of preferred stock dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2022	232,920	$116,460	$1,101,838	$(319,781)	$898,517

Balance at January 1, 2023	277,517	$138,759	$1,253,417	$886,138	$2,278,314
Stock-based compensation	(7)	(4)	2,050	—	2,046
Net income	—	—	—	134,503	134,503
Payment of common stock dividends	—	—	—	(34,688)	(34,688)
Balance at March 31, 2023	277,510	$138,755	$1,255,467	$985,953	$2,380,175

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$134,503	$(111,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	39,180	(24,788)
Gain on sale of assets	(773)	(2)
Depreciation, depletion and amortization	133,983	106,728
(Gain) loss on derivative financial instruments	(66,409)	437,493
Cash settlements of derivative financial instruments	10,383	(117,186)
Amortization of debt discount and issuance costs	1,997	4,225
Stock-based compensation	2,046	1,495
Decrease in accounts receivable	255,992	28,125
(Increase) decrease in other current assets	(1,514)	2,985
Decrease in accounts payable and accrued expenses	(123,024)	(42,033)
Net cash provided by operating activities	386,364	285,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(370,953)	(213,277)
Prepaid drilling costs	(1,684)	(1,579)
Proceeds from sales of assets	130	45
Net cash used for investing activities	(372,507)	(214,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	—	95,000
Repayments of bank credit facility	—	(180,000)
Preferred stock dividends paid	—	(4,315)
Common stock dividends paid	(34,688)	—
Debt and stock issuance costs	(144)	—
Income tax withholdings on equity awards	—	(18)
Net cash used for financing activities	(34,832)	(89,333)
Net decrease in cash and cash equivalents	(20,975)	(18,526)
Cash and cash equivalents, beginning of period	54,652	30,663
Cash and cash equivalents, end of period	$33,677	$12,137

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2023, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period through March 31, 2023 are not necessarily an indication of the results expected for the full year.
Other Current Assets
Other current assets at March 31, 2023 and December 31, 2022 consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Pipe and well equipment inventory	$40,170	$34,819
Production tax refunds receivable	15,236	11,156
Prepaid expenses	2,543	2,455
Prepaid drilling costs	598	4,265
Accrued proceeds from sale of oil and gas properties	975	3,118
Other	—	511
	$59,522	$56,324
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

Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved oil and gas reserves. The changes in capitalized exploratory well costs are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning capitalized exploratory well costs	$867	$6,966
Additions to exploratory well costs pending the determination of proved reserves	29,690	11,557
Ending capitalized exploratory well costs	$30,557	$18,523
As of March 31, 2023 and December 31, 2022, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.
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
Goodwill
The Company had goodwill of $335.9 million as of March 31, 2023 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $82.5 million related to its corporate office, certain office equipment, vehicles and a hydraulic fracturing fleet used to complete natural gas wells with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop oil and natural gas reserves and the related rights to use the land associated with those leases are reflected as oil and gas properties.

Comstock contracts for a variety of equipment used in its oil and natural gas exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for oil and natural gas, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company is currently utilizing a natural gas powered hydraulic fracturing fleet, which has been leased with a three year term. The Company's other hydraulic fracturing fleet contracts are on terms less than one year and include rights of substitution. The Company's drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved oil and natural gas properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.
Lease costs recognized during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost included in general and administrative expense	$445	$435
Operating lease cost included in lease operating expense	508	270
Operating lease cost included in oil and natural gas properties	9,450	—
Variable lease cost (completion costs included in oil and natural gas properties)	1,761	—
Short-term lease cost (drilling rig costs included in oil and natural gas properties)	29,392	11,035
	$41,556	$11,740
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $1.0 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $40.6 million and $11.0 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the operating leases had a weighted-average term of 2.0 years and 2.2 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 3.6% and 3.5%, respectively. As of March 31, 2023, the Company also had expected future payments for contracted drilling services of $148.7 million.
As of March 31, 2023, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2023	$30,753
2024	41,238
2025	13,650
2026	158
2027	17
Total lease payments	85,816
Imputed interest	(3,281)
Total lease liability	$82,535

Accrued Costs
Accrued costs at March 31, 2023 and December 31, 2022 consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(In thousands)
Accrued drilling costs	$53,429	$54,438
Accrued income and other taxes	36,776	31,256
Accrued transportation costs	28,135	28,357
Accrued interest payable	19,697	54,867
Accrued employee compensation	5,023	11,308
Accrued lease operating expenses	2,324	2,412
Other	395	473
	$145,779	$183,111
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Reserve for future abandonment costs at beginning of period	$29,114	$25,673
New wells placed on production	30	381
Accretion expense	409	362
Reserve for future abandonment costs at end of period	$29,553	$26,416
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
The Company had the following oil and natural gas price derivative financial instruments at March 31, 2023:

Future Production Period
Nine Months Ending December 31, 2023
Natural Gas Collar Contracts:
Volume (MMBtu)	107,425,000
Average Price per MMBtu:
Average Ceiling	$10.22
Average Floor	$3.00

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	March 31, 2023	December 31, 2022
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$75,490	$23,884
		$75,490	$23,884

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$4,420
		$—	$4,420
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended March 31,
	2023	2022
	(In thousands)
Natural gas price derivatives	$66,409	$(437,493)
	$66,409	$(437,493)
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $2.0 million and $1.5 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, Comstock had 959,136 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $13.30 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $8.8 million as of March 31, 2023 is expected to be recognized over a period of 2.1 years.
As of March 31, 2023, Comstock had 552,126 PSUs outstanding with a weighted average grant date fair value of $14.76 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,104,252 shares of common stock. Total unrecognized compensation cost related to these grants of $4.7 million as of March 31, 2023 is expected to be recognized over a period of 2.0 years.
Revenue Recognition
Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.
Gas services revenues represent sales of natural gas purchased for resale and fees received for gathering and treating services provided to unaffiliated third parties and certain natural gas wells operated by the Company. Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Profits and losses earned in the gathering and treating of natural gas produced by the Company's natural gas wells are eliminated in consolidation. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.

All natural gas and oil and gas services revenues are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties. These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party for oil and vary for natural gas based upon the terms set out in the confirmations between both parties. Prices for sales of natural gas and oil are generally based upon terms that are common in the oil and gas industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions. As a result, prices for natural gas and oil routinely fluctuate based on changes in these factors. Prices for gathering and treating services are generally fixed in nature but can vary due to the quality of the gas being treated. Each unit of production (barrel of crude oil and thousand cubic feet of natural gas) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling crude oil and natural gas, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  Gas services revenue is recorded in the month the services are performed or purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2023 or  December 31, 2022.
The Company recognized accounts receivable of $177.8 million and $415.1 million as of March 31, 2023 and December 31, 2022, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2023 and 2022.
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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Current - Federal	$—	$(3,961)
Current - State	536	(2,460)
Deferred - Federal	36,765	(13,424)
Deferred - State	2,415	(11,777)
	$39,716	$(31,622)
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	0.5	(3.6)
State income taxes, net of federal benefit	1.0	4.6
Nondeductible stock-based compensation	0.4	0.1
Effective tax rate	22.9%	22.1%

The Company's federal income tax returns for the years subsequent to December 31, 2018 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2019. The Company is currently under examination with the state of Louisiana and believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.
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

Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$75,490	$75,490	$23,884	$23,884
Liabilities:
Commodity-based derivatives (1)	$—	$—	$4,420	$4,420
6.75% senior notes due 2029 (2)	$1,229,639	$1,101,492	$1,229,836	$1,129,029
5.875% senior notes due 2030 (2)	$965,000	$822,663	$965,000	$846,788
_____________________________
(1)The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2023 and December 31, 2022, respectively, a Level 1 measurement.
Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2023 and December 31, 2022, 959,136 and 966,058 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Unvested restricted stock	960	947
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
Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per unit amounts)
Weighted average PSUs	548	1,050
Weighted average grant date fair value per unit	$14.76	$8.11

Basic and diluted income (loss) per share for the three months ended March 31, 2023 and 2022 were determined as follows:

	Three Months Ended March 31,
	2023			2022
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$134,503			$(115,739)
Income allocable to unvested restricted shares	(345)			—
Basic income (loss) attributable to common stock	134,158	276,551	$0.49	(115,739)	231,976	$(0.50)
Diluted income (loss) attributable to common stock	$134,158	276,551	$0.49	$(115,739)	231,976	$(0.50)
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.
Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash payments for:
Interest payments	$71,443	$75,928
Income tax payments	$184	$—
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(1,009)	$14,499
Liabilities assumed in exchange for right-of-use lease assets	$1,417	$1,089
(2) LONG-TERM DEBT
At March 31, 2023, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,223,880
Premium, net of amortization	5,759
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	—
Debt issuance costs, net of amortization	(40,215)
$2,154,424
As of March 31, 2023, the Company had no borrowings outstanding under the bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2023.
(3) CONVERTIBLE PREFERRED STOCK
On November 30, 2022, all of the outstanding shares of the Series B Redeemable Convertible Preferred Stock were converted into 43,750,000 shares of common stock.
(4) COMMITMENTS AND CONTINGENCIES
In July 2022, the Company entered into a hydraulic fracturing services agreement for exclusive use of a natural gas powered hydraulic fracturing fleet. The term of the agreement is three years and the minimum commitment under this agreement is $19.2 million per year. The Company expects to take delivery of the fleet in the second quarter of 2023.
In December 2022, the Company entered into agreements for three new drilling rigs with a three year term and a minimum annual commitment of $12.2 million per drilling rig. Comstock expects to take delivery of two of the rigs in the second half of 2023 and the third rig in early 2024.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2023 or 2022.
(5) RELATED PARTY TRANSACTIONS
Comstock operates oil and gas properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $224 thousand and $194 thousand for the three months ended March 31, 2023 and 2022, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the operation of the wells, the Company had a $10.6 million and $18.5 million receivable from the partnerships at March 31, 2023 and December 31, 2022, respectively.
(6) SUBSEQUENT EVENT
On May 1, 2023, the board of directors of the Company authorized a dividend of $0.125 per share to be paid to common stockholders of record on June 1, 2023.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2022.
Results of Operations

	Three Months Ended March 31,
	2023	2022
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	127,067	114,906
Oil (MBbls)	27	21
Natural gas equivalent (MMcfe)	127,226	115,035
Revenues:
Natural gas sales	$378,032	$522,957
Oil sales	1,942	1,884
Total natural gas and oil sales	$379,974	$524,841
Expenses:
Production and ad valorem taxes	$14,906	$13,820
Gathering and transportation	$45,574	$32,093
Lease operating	$34,830	$26,186
Exploration	$1,775	$1,021
Average Sales Price:
Natural gas (per Mcf)	$2.98	$4.55
Oil (per Bbl)	$71.93	$89.71
Average equivalent (Mcfe)	$2.99	$4.56
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.12	$0.12
Gathering and transportation	$0.36	$0.28
Lease operating	$0.27	$0.23
Gas Services
Gas services revenue	$109,604	$—
Gas services expense	$101,295	$—
Revenues –
Natural gas and oil sales of $380.0 million for the first quarter of 2023 decreased by $144.9 million (28%) as compared to $524.8 million for the first quarter of 2022. The decrease was primarily due to lower natural gas prices. Our natural gas production for the first quarter of 2023 increased 11% to 127.1 billion cubic feet ("Bcf") (1.4 Bcf per day), and was sold at an average price of $2.98 per Mcf. Our natural gas production for the first quarter of 2022 was 114.9 Bcf (1.3 Bcf per day) and was sold at an average price of $4.55 per Mcf.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2023	2022
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.98	$4.55
Cash settlements on derivative financial instruments, per Mcf	0.08	(1.02)
Price per Mcf, including cash settlements on derivative financial instruments	$3.06	$3.53
Gas service revenues of $109.6 million for the three months ended March 31, 2023 included sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas transportation and treating services. These activities commenced in April 2022 with the acquisition of a pipeline and gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana.
Costs and Expenses –
Our production and ad valorem taxes increased $1.1 million (8%) to $14.9 million for the first quarter of 2023 from $13.8 million in the first quarter of 2022. The increase was primarily related to higher production tax rates enacted in Louisiana during the second half of 2022 and the 11% increase in production in the first quarter of 2023.
Gathering and transportation costs for the first quarter of 2023 increased $13.5 million (42%) to $45.6 million as compared to $32.1 million in the first quarter of 2022. The increase is due to production growth in areas with higher average gathering and transportation rates.
Our lease operating expense of $34.8 million ($0.27 per Mcfe) for the first quarter of 2023 increased $8.6 million (33%) from lease operating expense of $26.2 million ($0.23 per Mcfe) for the first quarter of 2022. The increase was due primarily to increased personnel and other production costs.
Gas service expenses were $101.3 million for the three months ended March 31, 2023, which include the cost of unaffiliated third party natural gas purchased for resale and the operating expenses of the pipeline and natural gas treating plant acquired in April 2022.
Depreciation, depletion and amortization ("DD&A") increased $27.3 million to $134.0 million in the first quarter of 2023 from $106.7 million in the first quarter of 2022. Our DD&A per equivalent Mcf produced was $1.05 per Mcfe for the quarter ended March 31, 2023 as compared to $0.93 for the quarter ended March 31, 2022. The increase in the DD&A rate was primarily due to higher drilling and completion costs incurred for wells turned to sales in the first quarter of 2023.
General and administrative expenses, which are reported net of overhead reimbursements, increased to $12.4 million for the first quarter of 2023 as compared to $8.2 million in the first quarter of 2022. The increases were primarily related to higher personnel costs.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended March 31, 2023, we had net gains related to our derivative financial instruments of $66.4 million, as compared to net losses on derivative financial instruments of $437.5 million during the quarter ended March 31, 2022. Realized net gains from our oil and natural gas price risk management program were $10.4 million for the quarter ended March 31, 2023 as compared to realized net losses of $117.2 million for the quarter ended March 31, 2022.
Interest expense was $38.3 million and $46.5 million for the quarters ended March 31, 2023 and 2022, respectively. The decrease in interest expense is due primarily to the early retirements of senior notes in May and June 2022 and the repayment of outstanding borrowings under the bank credit facility in 2022.
Income taxes for the quarter ended March 31, 2023 and 2022 were a provision of $39.7 million and a benefit of $31.6 million, respectively. Income tax expense for the three months ended March 31, 2023 reflects an effective tax rate of 22.9% and the income tax benefit for the three months ended March 31, 2022 reflects an effective tax rate of 22.1%. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of federal and state net operating loss carryforwards.
We reported net income available to common stockholders of $134.5 million or $0.49 per diluted share, for the quarter ended March 31, 2023 which included a $66.4 million net gain from derivative financial instruments. Income from operations for the first quarter of 2023 was $145.6 million. We reported net loss available to common stockholders of $115.7 million or $0.50 per share for the quarter ended March 31, 2022.

Cash Flows, Liquidity and Capital Resources
Cash Flows
The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$386,364	$285,618
Proceeds from asset sales	130	45
Total	$386,494	$285,663

Uses of cash and cash equivalents:
Capital expenditures	$372,637	$214,856
Repayments of bank credit facility, net of borrowings	—	85,000
Common stock dividends	34,688	—
Preferred stock dividends	—	4,315
Other	144	18
Total	$407,469	$304,189
Cash flows from operating activities. Net cash provided by our operating activities increased $100.7 million (35%) to $386.4 million in the first three months of 2023 from $285.6 million in the same period in 2022.
Capital expenditures. The increase in capital expenditures of $157.8 million is primarily due to our higher drilling and completion activity in the first quarter of 2023 and $40.7 million of unproved property acquisitions.
Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Acquisitions:
Proved property	$—	$274
Unproved property	40,695	3,631
Exploration and development:
Development leasehold costs	8,743	4,632
Exploratory drilling and completion costs	29,690	11,557
Drilling and completion costs	280,176	189,048
Other development costs	6,097	18,612
Asset retirement obligations	30	381
Total exploration and development	365,431	228,135
Other property and equipment	4,543	22
Total capital expenditures	$369,974	$228,157
Change in accrued capital expenditures	1,009	(14,499)
Prepaid drilling costs	1,684	1,579
Change in asset retirement obligations	(30)	(381)
Total cash capital expenditures	$372,637	$214,856

We drilled 44 (16.3 net) wells and completed 29 (12.8 net) Haynesville and Bossier shale wells during the first three months of 2023. We currently expect to spend an additional $750 million to $850 million in the remaining nine months of 2023 on drilling, completion, infrastructure and other activity.
Liquidity and Capital Resources
As of March 31, 2023, we had $1.5 billion of liquidity, comprised of unused borrowing capacity under our bank credit facility and $33.7 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.
We expect to fund our future development and exploration activities with future operating cash flow and borrowings under our bank credit facility. The timing of most of our future capital expenditures is discretionary because of the limited number of material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.
We do not have a specific acquisition budget for the remainder of 2023 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financings to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.
At March 31, 2023, we had no borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which was redetermined on April 20, 2023 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2023.
Income Taxes
At March 31, 2023, we had $767.5 million in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $147.7 million.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $767.2 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Oil and Natural Gas Prices
Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing natural gas and oil prices include the level of global demand for oil, the foreign supply of natural gas and oil, the effect of the war in Ukraine and the geopolitical response to Russia's invasion, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future natural gas and oil prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations, and may also reduce the amount of natural gas and oil reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.
As of March 31, 2023, we had natural gas collars to hedge approximately 107.4 Bcf of our 2023 natural gas production with an average floor price of $3.00 per MMBtu and an average ceiling price of $10.22 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.
An increase of 10% in the market price of natural gas on March 31, 2023 would decrease the fair value of our natural gas collars by approximately $14.2 million. A decrease of 10% in the market price of natural gas on March 31, 2023 would increase the fair value of our natural gas collars by approximately $12.6 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At March 31, 2023, we had approximately $2.2 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of March 31, 2023, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $822.7 million and $1.1 billion, respectively, based on the market price of approximately 85% and 90%, respectively, of the face amount of such debt. At March 31, 2023, we had no outstanding balance under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

COMSTOCK RESOURCES, INC.

Date: May 4, 2023	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)