Form 10-Q
period 2023-06-30
COMSTOCK RESOURCES INC
filed 2023-08-03
CIK 23194

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
The number of shares outstanding of the registrant's common stock, par value $0.50, as of August 2, 2023 was 278,480,507.

COMSTOCK RESOURCES, INC.
QUARTERLY REPORT
For the Quarter Ended June 30, 2023

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$9,919	$54,652
Accounts receivable:
Natural gas and oil sales and gas services	124,493	415,079
Joint interest operations	40,911	76,521
From affiliates	28,513	18,527
Derivative financial instruments	17,553	23,884
Other current assets	60,777	56,324
Total current assets	282,166	644,987
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	6,483,151	5,843,409
Unproved	319,791	298,230
Other	37,710	26,475
Accumulated depreciation, depletion and amortization	(1,814,651)	(1,545,459)
Net property and equipment	5,026,001	4,622,655
Goodwill	335,897	335,897
Operating lease right-of-use assets	192,670	90,716
	$5,836,734	$5,694,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$552,315	$530,195
Accrued costs	132,057	183,111
Operating leases	77,690	38,411
Derivative financial instruments	—	4,420
Total current liabilities	762,062	756,137
Long-term debt	2,176,418	2,152,571
Deferred income taxes	451,004	425,734
Derivative financial instruments	2,052	—
Long-term operating leases	115,048	52,385
Reserve for future abandonment costs	29,964	29,114
Total liabilities	3,536,548	3,415,941
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 278,492,648 and 277,517,087 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	139,246	138,759
Additional paid-in capital	1,255,382	1,253,417
Accumulated earnings	905,558	886,138
Total stockholders' equity	2,300,186	2,278,314
	$5,836,734	$5,694,255

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$228,892	$858,838	$606,924	$1,381,795
Oil sales	860	2,504	2,802	4,388
Total natural gas and oil sales	229,752	861,342	609,726	1,386,183
Gas services	58,459	84,912	168,063	129,485
Total revenues	288,211	946,254	777,789	1,515,668
Operating expenses:
Production and ad valorem taxes	19,599	21,729	34,505	35,549
Gathering and transportation	45,395	36,964	90,969	69,057
Lease operating	34,031	25,079	68,861	51,265
Exploration	—	2,342	1,775	3,363
Depreciation, depletion and amortization	140,177	119,201	274,160	225,929
Gas services	55,390	82,778	156,685	123,453
General and administrative	10,038	9,063	22,406	17,286
Loss (gain) on sale of assets	648	(19)	(125)	(21)
Total operating expenses	305,278	297,137	649,236	525,881

Operating income (loss)	(17,067)	649,117	128,553	989,787
Other income (expenses):
Gain (loss) from derivative financial instruments	(4,495)	(72,826)	61,914	(510,319)
Other income	598	182	1,058	450
Interest expense	(39,188)	(44,320)	(77,458)	(90,811)
Loss on early retirement of debt	—	(46,840)	—	(46,840)
Total other expenses	(43,085)	(163,804)	(14,486)	(647,520)
Income (loss) before income taxes	(60,152)	485,313	114,067	342,267
(Provision for) benefit from income taxes	14,446	(108,422)	(25,270)	(76,800)
Net income (loss)	(45,706)	376,891	88,797	265,467
Preferred stock dividends	—	(4,363)	—	(8,678)
Net income (loss) available to common stockholders	$(45,706)	$372,528	$88,797	$256,789

Net income (loss) per share:
Basic	$(0.17)	$1.60	$0.32	$1.10
Diluted	$(0.17)	$1.36	$0.32	$0.96
Weighted average shares outstanding:
Basic	276,669	232,045	276,610	232,011
Diluted	276,669	277,614	276,610	277,485
Dividends per share	$0.125	$—	$0.25	$—

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)

Balance at January 1, 2022	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Stock-based compensation	(5)	(2)	1,479	—	1,477
Net loss	—	—	—	(111,424)	(111,424)
Payment of preferred stock dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2022	232,920	$116,460	$1,101,838	$(319,781)	$898,517
Stock-based compensation	239	119	115	—	234
Net income	—	—	—	376,891	376,891
Payment of preferred stock dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2022	233,159	$116,579	$1,101,953	$52,747	$1,271,279

Balance at January 1, 2023	277,517	$138,759	$1,253,417	$886,138	$2,278,314
Stock-based compensation	(7)	(4)	2,050	—	2,046
Net income	—	—	—	134,503	134,503
Payment of common stock dividends	—	—	—	(34,688)	(34,688)
Balance at March 31, 2023	277,510	$138,755	$1,255,467	$985,953	$2,380,175
Stock-based compensation	983	491	(85)	—	406
Net loss	—	—	—	(45,706)	(45,706)
Payment of common stock dividends	—	—	—	(34,689)	(34,689)
Balance at June 30, 2023	278,493	$139,246	$1,255,382	$905,558	$2,300,186

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,797	$265,467
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	25,270	70,329
Gain on sale of assets	(125)	(21)
Depreciation, depletion and amortization	274,160	225,929
(Gain) loss on derivative financial instruments	(61,914)	510,319
Cash settlements of derivative financial instruments	65,877	(374,549)
Amortization of debt discount and issuance costs	3,991	7,098
Stock-based compensation	4,351	3,076
Loss on early retirement of debt	—	46,840
(Increase) decrease in accounts receivable	316,210	(203,918)
Decrease in other current assets	1,201	881
Increase in accounts payable and accrued expenses	56	145,083
Net cash provided by operating activities	717,874	696,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(743,858)	(515,454)
Prepaid drilling costs	(8,624)	(10,601)
Proceeds from sales of assets	41,295	93
Net cash used for investing activities	(711,187)	(525,962)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	160,000	595,000
Repayments of bank credit facility	(140,000)	(480,000)
Retirement of Senior Notes	—	(273,920)
Preferred stock dividends paid	—	(8,678)
Common stock dividends paid	(69,377)	—
Debt and stock issuance costs	(144)	—
Income tax withholdings on equity awards	(1,899)	(1,365)
Net cash used for financing activities	(51,420)	(168,963)
Net increase (decrease) in cash and cash equivalents	(44,733)	1,609
Cash and cash equivalents, beginning of period	54,652	30,663
Cash and cash equivalents, end of period	$9,919	$32,272

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
Basis of Presentation
These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2023, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period through June 30, 2023 are not necessarily an indication of the results expected for the full year.
Other Current Assets
Other current assets at June 30, 2023 and December 31, 2022 consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Pipe and well equipment inventory	$44,738	$34,819
Production tax refunds receivable	13,852	11,156
Prepaid expenses	2,187	2,455
Prepaid drilling costs	—	4,265
Accrued proceeds from sale of natural gas and oil properties	—	3,118
Other	—	511
	$60,777	$56,324
Property and Equipment
The Company follows the successful efforts method of accounting for its natural gas and oil properties. Costs incurred to acquire natural gas and oil leases and to drill and complete developmental wells are capitalized.

COMSTOCK RESOURCES, INC.
Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. The changes in capitalized exploratory well costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Beginning capitalized exploratory well costs	$30,557	$18,523	$867	$6,966
Additions to exploratory well costs pending the determination of proved reserves	74,622	18,840	104,312	30,397
Determined to have found proved reserves	(70,983)	(27,592)	(70,983)	(27,592)
Ending capitalized exploratory well costs	$34,196	$9,771	$34,196	$9,771
As of June 30, 2023 and December 31, 2022, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.
The Company assesses the need for an impairment of the capitalized costs for its proved natural gas and oil properties on a property basis. No impairments were recognized to adjust the carrying value of the Company's proved natural gas and oil properties during any of the periods presented. Unproved natural gas and oil properties are also periodically assessed and any impairment in value is charged to expense. The costs related to unproved properties are transferred to proved natural gas and oil properties and amortized on an equivalent unit-of-production basis when they are reflected in proved natural gas and oil reserves.
The Company determines the fair values of its natural gas and oil properties using a discounted cash flow model and proved and risk-adjusted probable natural gas and oil reserves. Undrilled acreage can also be valued based on sales transactions in comparable areas. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for natural gas and oil prices, production costs, capital expenditures, and future production as well as estimated proved natural gas and oil reserves and risk-adjusted probable natural gas and oil reserves. Management's natural gas and oil price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.
It is reasonably possible that the Company's estimates of undiscounted future net cash flows attributable to its natural gas and oil properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable natural gas and oil reserves, results of future drilling activities, future prices for natural gas and oil, and increases or decreases in production and capital costs. As a result of these changes, there may be future impairments in the carrying values of these or other properties.
Goodwill
The Company had goodwill of $335.9 million as of June 30, 2023 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.
Leases
The Company has right-of-use lease assets of $192.7 million related to its corporate office, certain office equipment, vehicles and hydraulic fracturing fleets used to complete natural gas wells with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural

COMSTOCK RESOURCES, INC.
gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.
Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company has two hydraulic fracturing fleet lease contracts with a three year term. The Company's other hydraulic fracturing fleet contracts are on terms less than one year and include rights of substitution. The Company's drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.
Lease costs recognized during the three months and six months months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost included in general and administrative expense	$444	$436	$889	$871
Operating lease cost included in lease operating expense	502	329	1,010	599
Operating lease cost included in natural gas and oil properties	13,230	6,300	22,680	6,300
Variable lease cost (completion costs included in natural gas and oil properties)	3,301	11,127	5,062	11,127
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	24,496	17,105	53,888	28,140
	$41,973	$35,297	$83,529	$47,037
Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $0.9 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $1.9 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $41.0 million and $34.5 million for the three months ended June 30, 2023 and 2022, respectively and $81.6 million and $45.6 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, the operating leases had a weighted-average term of 2.5 years and 2.2 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 5.8% and 3.5%, respectively. As of June 30, 2023, the Company also had expected future payments for contracted drilling services of $117.8 million.
As of June 30, 2023, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
July 1 to December 31, 2023	$43,143
2024	86,791
2025	59,208
2026	19,151
2027	17
Total lease payments	208,310
Imputed interest	(15,572)
Total lease liability	$192,738

COMSTOCK RESOURCES, INC.
Accrued Costs
Accrued costs at June 30, 2023 and December 31, 2022 consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(In thousands)
Accrued interest payable	$54,377	$54,867
Accrued transportation costs	29,449	28,357
Accrued drilling costs	25,392	54,438
Accrued income and other taxes	10,174	31,256
Accrued employee compensation	8,484	11,308
Accrued lease operating expenses	3,861	2,412
Other	320	473
	$132,057	$183,111
Reserve for Future Abandonment Costs
Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Reserve for future abandonment costs at beginning of period	$29,114	$25,673
New wells placed on production	67	844
Acquisitions	—	1,211
Liabilities settled and assets disposed of	(42)	(29)
Accretion expense	825	734
Reserve for future abandonment costs at end of period	$29,964	$28,433
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

COMSTOCK RESOURCES, INC.
The Company had the following natural gas price derivative financial instruments at June 30, 2023:

	Future Production Period
	Six Months Ending December 31, 2023	Year Ending December 31, 2024	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	—	47,580,000	47,580,000
Average Price per MMBtu		$3.50	$3.50
Natural Gas Price Collar Contracts:
Volume (MMBtu)	46,000,000		46,000,000
Average Price per MMBtu:
Average Ceiling	$10.28		$10.28
Average Floor	$3.00		$3.00
The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	June 30, 2023	December 31, 2022
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$17,553	$23,884
		$17,553	$23,884

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$4,420
		$—	$4,420

Natural gas price derivatives	Derivative Financial Instruments – long-term	$2,052	$—
		$2,052	$—
The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

Gain (Loss) on Derivatives Recognized in Earnings	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Natural gas price derivatives	$(4,495)	$(72,826)	$61,914	$(510,319)
	$(4,495)	$(72,826)	$61,914	$(510,319)
Stock-Based Compensation
Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $2.3 million and $1.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2023 and 2022, respectively, and $4.4 million and $3.1 million for the six months ended June 30, 2023 and 2022, respectively.

COMSTOCK RESOURCES, INC.
In June 2023, the Company granted an aggregate of 954,031 shares of restricted stock to its directors and employees. The grants were valued at $9.80 per share. As of June 30, 2023, Comstock had 1,494,134 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $11.52 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $16.6 million as of June 30, 2023 is expected to be recognized over a period of 2.4 years.
In June 2023, the Company granted an aggregate of 359,689 PSUs to its executive officers at a value of $13.64 per unit. As of June 30, 2023, Comstock had 742,425 PSUs outstanding with a weighted average grant date fair value of $15.92 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,484,850 shares of common stock. Total unrecognized compensation cost related to these grants of $8.8 million as of June 30, 2023 is expected to be recognized over a period of 2.5 years.
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
Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized.  Gas services revenue is recorded in the month the services are performed or purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2023 or  December 31, 2022.
The Company recognized accounts receivable of $124.5 million and $415.1 million as of June 30, 2023 and December 31, 2022, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.
Credit Losses
Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the six months ended June 30, 2023 and 2022.

COMSTOCK RESOURCES, INC.
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
The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Current - Federal	$—	$5,360	$—	$1,399
Current - State	(536)	7,969	—	5,509
Deferred - Federal	(12,414)	71,292	24,351	57,868
Deferred - State	(1,496)	23,801	919	12,024
	$(14,446)	$108,422	$25,270	$76,800
The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(0.7)	(3.8)	1.1	(4.0)
State income taxes, net of federal benefit	3.8	5.0	(0.5)	5.3
Nondeductible stock-based compensation	(0.1)	0.1	0.6	0.1
Effective tax rate	24.0%	22.3%	22.2%	22.4%

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
Fair Values – Reported
The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$17,553	$17,553	$23,884	$23,884
Liabilities:
Commodity-based derivatives (1)	$2,052	$2,052	$4,420	$4,420
Bank credit facility (2)	$20,000	$20,000	$—	$—
6.75% senior notes due 2029 (3)	$1,229,437	$1,122,910	$1,229,836	$1,129,029
5.875% senior notes due 2030 (3)	$965,000	$832,313	$965,000	$846,788
_____________________________
(1)The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)The carrying value of our floating rate debt outstanding approximates fair value.
(3)The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2023 and December 31, 2022, respectively, a Level 1 measurement.
Earnings Per Share
Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At June 30, 2023 and December 31, 2022, 1,494,134 and 966,058 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.
Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Unvested restricted stock	1,124	905	1,042	926
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

COMSTOCK RESOURCES, INC.
Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Weighted average PSUs	597	1,080	586	1,065
Weighted average grant date fair value per unit	$15.92	$10.41	$15.92	$10.41
Basic and diluted income (loss) per share for the three months and six months months ended June 30, 2023 and 2022 were determined as follows:

	Three Months Ended June 30,
	2023			2022
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(45,706)			$372,528
Income allocable to unvested restricted shares	—			(1,447)
Basic income (loss) attributable to common stock	(45,706)	276,669	$(0.17)	371,081	232,045	$1.60
Effect of Dilutive Securities:
Restricted stock	—	—		1,447	680
Performance stock units	—	—		—	1,139
Convertible preferred stock	—	—		4,363	43,750
Diluted income (loss) attributable to common stock	$(45,706)	276,669	$(0.17)	$376,891	277,614	$1.36

	Six Months Ended June 30,
	2023			2022
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$88,797			$256,789
Income allocable to unvested restricted shares	(73)			(1,021)
Basic income attributable to common stock	88,724	276,610	$0.32	255,768	232,011	$1.10
Effect of Dilutive Securities:
Restricted stock	—	—		1,021	640
Performance stock units	—	—		—	1,084
Convertible preferred stock	—	—		8,678	43,750
Diluted income attributable to common stock	$88,724	276,610	$0.32	$265,467	277,485	$0.96
None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

COMSTOCK RESOURCES, INC.
Supplementary Information with Respect to the Consolidated Statements of Cash Flows
Cash payments made for interest and income taxes and other non-cash investing activities for the six months ended June 30, 2023 and 2022, respectively, were as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash payments for:
Interest payments	$73,957	$89,641
Income tax payments	$29,182	$169
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(29,046)	$13,813
Liabilities assumed in exchange for right-of-use lease assets	$124,383	$108,881
(2) LONG-TERM DEBT
At June 30, 2023, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,223,880
Premium, net of amortization	5,557
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	20,000
Debt issuance costs, net of amortization	(38,019)
$2,176,418
As of June 30, 2023, the Company had $20.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2023.
During the six months ended June 30, 2022, the Company completed the early redemption of all of its outstanding 7.5% senior notes due in 2025 for an aggregate amount of $258.1 million and repurchased $26.1 million principal amount of its 6.75% senior notes due in 2029 for $24.9 million. As a result of the redemption and repurchase, the Company recognized a loss of $46.8 million on early retirement of debt.
(4) COMMITMENTS AND CONTINGENCIES
In December 2022, the Company entered into agreements for three new drilling rigs with a three year term and a minimum annual commitment of $12.2 million per drilling rig. Comstock expects to take delivery of two of the rigs in the second half of 2023 and the third rig in early 2024.
From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of

COMSTOCK RESOURCES, INC.
the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2023 or 2022.
(5) RELATED PARTY TRANSACTIONS
Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2023, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.
In connection with the operation of the wells, the Company had a $28.5 million and $18.5 million receivable from the partnerships at June 30, 2023 and December 31, 2022, respectively.
(6) SUBSEQUENT EVENT
On July 31, 2023, the board of directors of the Company authorized a dividend of $0.125 per share to be paid on September 15, 2023 to common stockholders of record on September 1, 2023.

COMSTOCK RESOURCES, INC.
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
Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Production Data:	(In thousands except per unit amounts)
Natural gas (MMcf)	126,307	123,950	253,374	238,856
Oil (MBbls)	13	24	40	45
Natural gas equivalent (MMcfe)	126,386	124,092	253,612	239,127
Revenues:
Natural gas sales	$228,892	$858,838	$606,924	$1,381,795
Oil sales	860	2,504	2,802	4,388
Total natural gas and oil sales	$229,752	$861,342	$609,726	$1,386,183
Expenses:
Production and ad valorem taxes	$19,599	$21,729	$34,505	$35,549
Gathering and transportation	$45,395	$36,964	$90,969	$69,057
Lease operating	$34,031	$25,079	$68,861	$51,265
Exploration	$—	$2,342	$1,775	$3,363
Average Sales Price:
Natural gas (per Mcf)	$1.81	$6.93	$2.40	$5.79
Oil (per Bbl)	$66.15	$104.33	$70.05	$97.51
Average equivalent (Mcfe)	$1.82	$6.94	$2.40	$5.80
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.15	$0.18	$0.14	$0.15
Gathering and transportation	$0.36	$0.30	$0.36	$0.29
Lease operating	$0.27	$0.20	$0.27	$0.21
Gas Services:
Gas services revenue	$58,459	$84,912	$168,063	$129,485
Gas services expense	$55,390	$82,778	$156,685	$123,453
Revenues –
Natural gas and oil sales of $229.8 million for the second quarter of 2023 decreased by $631.6 million (73%) as compared to $861.3 million for the second quarter of 2022. The decrease was primarily due to lower natural gas prices in the second quarter of 2023 as compared with 2022 prices. Our natural gas production for the second quarter of 2023 increased 2% to 126.3 billion cubic feet ("Bcf") (1.4 Bcf per day), and was sold at an average price of $1.81 per Mcf. Our natural gas production for the second quarter of 2022 was 124.0 Bcf (1.4 Bcf per day) and was sold at an average price of $6.93 per Mcf.
Natural gas and oil sales of $609.7 million for the six months ended June 30, 2023 decreased by $776.5 million (56%) as compared to $1,386.2 million for the six months ended June 30, 2022, which was also primarily due to lower natural gas prices during the first first six months of 2023 as compared with 2022 prices. Our natural gas production for the first six months of 2023 increased 6% to 253.4 Bcf (1.4 Bcf per day), and was sold at an average price of $2.40 per Mcf as compared to 238.9 Bcf (1.3 Bcf per day) sold at an average price of $5.79 in the first six months of 2022.

COMSTOCK RESOURCES, INC.
We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.81	$6.93	$2.40	$5.79
Cash settlements on derivative financial instruments, per Mcf	0.44	(2.08)	0.26	(1.57)
Price per Mcf, including cash settlements on derivative financial instruments	$2.25	$4.85	$2.66	$4.22
Gas service revenues of $58.5 million decreased $26.5 million (31%) for the second quarter of 2023 from $84.9 million in the second quarter of 2022. Gas service revenues of $168.1 million increased $38.6 million (30%) for the first six months of 2023 from $129.5 million for the first six months of 2022. The decrease is due primarily to lower natural gas prices realized on sales of purchased natural gas in 2023. Gas service activities commenced in April 2022 with the acquisition of a pipeline and gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana.
Costs and Expenses –
Our production and ad valorem taxes decreased $2.1 million (10%) to $19.6 million for the second quarter of 2023 from $21.7 million in the second quarter of 2022. Production and ad valorem taxes decreased $1.0 million (3%) to $34.5 million for the first six months of 2023 from $35.5 million in the first six months of 2022. The decrease was primarily related to lower natural gas and oil sales during 2023.
Gathering and transportation costs for the second quarter of 2023 increased $8.4 million (23%) to $45.4 million as compared to $37.0 million in the second quarter of 2022. Gathering and transportation costs for the first six months of 2023 increased $21.9 million (32%) to $91.0 million as compared to $69.1 million for the first six months of 2022. The increase is due to production growth in areas with higher average gathering and transportation rates.
Our lease operating expense of $34.0 million ($0.27 per Mcfe) for the second quarter of 2023 increased $9.0 million (36%) from lease operating expense of $25.1 million ($0.20 per Mcfe) for the second quarter of 2022. Lease operating expense of $68.9 million ($0.27 per Mcfe) for the first six months of 2023 increased $17.6 million (34%) from lease operating expense of $51.3 million ($0.21 per Mcfe) for the first six months of 2022. The increase was due primarily to increased water disposal and other production costs.
Gas service expenses of $55.4 million decreased $27.4 million (33%) for the second quarter of 2023 from $82.8 million in the second quarter of 2022. The decrease is due primarily to lower natural gas prices realized on purchases of third party natural gas for resale in the second quarter of 2023. Gas service expenses of $156.7 million increased $33.2 million (27%) for the first six months of 2023 from $123.5 million for the first six months of 2022.
Depreciation, depletion and amortization ("DD&A") increased $21.0 million to $140.2 million in the second quarter of 2023 from $119.2 million in the second quarter of 2022. Our DD&A per equivalent Mcf produced was $1.11 per Mcfe for the quarter ended June 30, 2023 as compared to $0.96 for the quarter ended June 30, 2022. DD&A increased $48.2 million to $274.2 million for the first six months of 2023 from $225.9 million during the first six months of 2022. Our DD&A per equivalent Mcf produced was $1.08 per Mcfe for the six months ended June 30, 2023 as compared to $0.94 for the six months ended June 30, 2022. The increase in the DD&A rate was primarily due to higher drilling and completion costs incurred for wells turned to sales in the three months and six months ended June 30, 2023 and lower natural gas and oil reserves due to lower natural gas pricing utilized in reserve estimates.
General and administrative expenses, which are reported net of overhead reimbursements, increased to $10.0 million for the second quarter of 2023 as compared to $9.1 million in the second quarter of 2022. General and administrative expenses increased to $22.4 million for the first six months of 2023 as compared to $17.3 million during the first six months of 2022. The increases were primarily related to higher personnel costs.
We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended June 30, 2023, we had net losses related to our derivative financial instruments of $4.5 million, as compared to net losses on derivative financial instruments of $72.8 million during the quarter ended June 30, 2022. Realized net gains from our price risk management program were $55.5 million for the quarter ended June 30, 2023 as compared to realized net losses of $257.4 million for the quarter ended June 30, 2022. Net gains on derivative financial

COMSTOCK RESOURCES, INC.
instruments were $61.9 million for the first six months of 2023 as compared to net losses of $510.3 million for the first six months of 2022. Realized net gains from our price risk management program were $65.9 million for the first six months of 2023 as compared to realized net losses of $374.5 million for the first six months of 2022.
Interest expense was $39.2 million and $44.3 million for the quarters ended June 30, 2023 and 2022, respectively, and $77.5 million and $90.8 million for the six months ended June 30, 2023 and 2022, respectively. The decreases in interest expense are due primarily to the early retirements of senior notes in May and June 2022 and the repayment of outstanding borrowings under the bank credit facility in 2022.
Loss on extinguishment of debt was $46.8 million for the quarter and six months ended June 30, 2022. In May and June 2022, we retired $244.4 million and $26.1 million, respectively, principal amount of our 7.5% senior notes due in 2025 and 6.75% senior notes due in 2029.
Income taxes for the quarter ended June 30, 2023 and 2022 were a benefit of $14.4 million and a provision of $108.4 million, respectively. Income taxes for the six months ended June 30, 2023 and 2022 were a provision of $25.3 million and $76.8 million, respectively. Income tax benefit/expense for the quarters ended June 30, 2023 and 2022 reflect an effective tax rate of 24.0% and 22.3%, respectively. Income tax expense for the six months ended June 30, 2023 and 2022 reflect an effective tax rate of 22.2% and 22.4%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of federal and state net operating loss carryforwards.
We reported net loss available to common stockholders of $45.7 million or $0.17 per share, for the quarter ended June 30, 2023. Loss from operations for the second quarter of 2023 was $17.1 million. We reported net income available to common stockholders of $372.5 million or $1.36 per diluted share for the quarter ended June 30, 2022. In the first six months of 2023, we reported net income available to common stockholders of $88.8 million or $0.32 per diluted share. Income from operations for the first six months of 2023 was $128.6 million. We reported net income available to common stockholders of $256.8 million or $0.96 per diluted share for the six months ended June 30, 2022.
Cash Flows, Liquidity and Capital Resources
Cash Flows
The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$717,874	$696,534
Borrowings on bank credit facility, net of repayments	20,000	115,000
Proceeds from asset sales	41,295	93
Total	$779,169	$811,627

Uses of cash and cash equivalents:
Capital expenditures	$752,482	$526,055
Retirement of senior notes	—	273,920
Common stock dividends	69,377	—
Preferred stock dividends	—	8,678
Other	2,043	1,365
Total	$823,902	$810,018
Cash flows from operating activities. Net cash provided by our operating activities increased $21.3 million (3%) to $717.9 million in the first six months of 2023 from $696.5 million in the same period in 2022.
Proceeds from asset sales. In the second quarter of 2023, we sold our interest in certain non-operated properties for net proceeds of $41.3 million.

COMSTOCK RESOURCES, INC.
Retirement of senior notes. In May 2022, we retired all of our outstanding 7.5% senior notes due in 2025 for $248.9 million, which included premiums paid over face value of $4.5 million. During June 2022, we retired $26.1 million principal amount of our 6.75% senior notes for $24.9 million.
Common stock dividends. During the first six months of 2023, we paid quarterly cash dividends of $0.125 per common share to stockholders of record as of March 1, 2023 and June 1, 2023, respectively.
Capital expenditures. The increase in capital expenditures of $226.4 million is primarily due to our higher drilling and completion activity in the first six months of 2023 and $56.6 million of unproved property acquisitions.
Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Acquisitions:
Proved property	$—	$205
Unproved property	56,648	25,182
Exploration and development:
Development leasehold costs	13,718	5,287
Exploratory drilling and completion costs	104,312	30,397
Development drilling and completion costs	511,214	414,419
Other development costs	17,450	36,937
Asset retirement obligations	24	816
Total exploration and development	703,366	513,243
Other property and equipment	11,513	18,079
Total capital expenditures	$714,879	$531,322
Change in accrued capital expenditures	29,046	(13,842)
Prepaid drilling costs	8,624	10,601
Change in asset retirement obligations	(67)	(2,026)
Total cash capital expenditures	$752,482	$526,055
We drilled 39 (30.9 net) wells and completed 36 (24.9 net) Haynesville and Bossier shale operated wells during the first six months of 2023. We currently expect to spend an additional $400 million to $600 million in the remaining six months of 2023 on drilling, completion, infrastructure and other activity.
Liquidity and Capital Resources
As of June 30, 2023, we had $1.5 billion of liquidity, comprised of $1.48 billion of unused borrowing capacity under our bank credit facility and $9.9 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.
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

COMSTOCK RESOURCES, INC.
financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.
At June 30, 2023, we had $20.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which was redetermined on April 20, 2023 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2023.
Income Taxes
At June 30, 2023, we had $767.5 million in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $147.7 million.
NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. Our use of new NOLs arising after the date of an ownership change would not be affected by the 382 limitation. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $766.6 million of the U.S. federal NOL carryforwards and $1.3 billion of the estimated state NOL carryforwards will expire unused.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Natural Gas and Oil Prices
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
As of June 30, 2023, we had natural gas price collars to hedge approximately 46.0 Bcf of our 2023 natural gas production with an average floor price of $3.00 per MMBtu and an average ceiling price of $10.28 per MMBtu and we had natural gas price swaps to hedge approximately 47.6 Bcf of our 2024 natural gas production at an average price of $3.50 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

COMSTOCK RESOURCES, INC.
An increase of 10% in the market price of natural gas on June 30, 2023 would decrease the fair value of our natural gas price swaps and collars by approximately $17.7 million. A decrease of 10% in the market price of natural gas on June 30, 2023 would increase the fair value of our natural gas price swaps and collars by approximately $18.9 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.
Interest Rates
At June 30, 2023, we had approximately $2.2 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of June 30, 2023, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $832.3 million and $1.1 billion, respectively, based on the market price of approximately 86% and 92%, respectively, of the face amount of such debt. At June 30, 2023, we had $20.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.
ITEM 4: CONTROLS AND PROCEDURES
As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.
PART II — OTHER INFORMATION
ITEM 5: OTHER INFORMATION
During the three months ended June 30, 2023, we were not informed by any of our directors or officers of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).
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

COMSTOCK RESOURCES, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: August 3, 2023	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2023	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)