Form 10-Q
period 2023-09-30
COMSTOCK RESOURCES INC
filed 2023-11-02
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 1, 2023 was 278,429,463.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2023

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands)

ASSETS
Cash and cash equivalents	$19,835	$54,652
Accounts receivable:
Natural gas and oil sales and gas services	157,130	415,079
Joint interest operations	36,506	76,521
From affiliates	21,168	18,527
Derivative financial instruments	23,973	23,884
Other current assets	68,572	56,324
Total current assets	327,184	644,987
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	6,810,440	5,843,409
Unproved	323,666	298,230
Other	48,273	26,475
Accumulated depreciation, depletion and amortization	(1,962,418)	(1,545,459)
Net property and equipment	5,219,961	4,622,655
Goodwill	335,897	335,897
Operating lease right-of-use assets	148,066	90,716
	$6,031,108	$5,694,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$503,564	$530,195
Accrued costs	103,666	183,111
Operating leases	52,731	38,411
Derivative financial instruments	—	4,420
Total current liabilities	659,961	756,137
Long-term debt	2,503,407	2,152,571
Deferred income taxes	454,612	425,734
Derivative financial instruments	4,540	—
Long-term operating leases	95,397	52,385
Reserve for future abandonment costs	30,434	29,114
Total liabilities	3,748,351	3,415,941
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 278,429,463 and 277,517,087 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	139,214	138,759
Additional paid-in capital	1,258,069	1,253,417
Accumulated earnings	885,474	886,138
Total stockholders' equity	2,282,757	2,278,314
	$6,031,108	$5,694,255

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$304,141	$994,979	$911,065	$2,376,774
Oil sales	1,309	1,936	4,111	6,324
Total natural gas and oil sales	305,450	996,915	915,176	2,383,098
Gas services	71,287	193,090	239,350	322,575
Total revenues	376,737	1,190,005	1,154,526	2,705,673
Operating expenses:
Production and ad valorem taxes	25,386	24,531	59,891	60,080
Gathering and transportation	47,012	44,740	137,981	113,797
Lease operating	31,664	28,608	100,525	79,873
Exploration	—	—	1,775	3,363
Depreciation, depletion and amortization	148,190	129,065	422,350	354,994
Gas services	67,632	181,818	224,317	305,271
General and administrative	9,586	10,165	31,992	27,451
Loss (gain) on sale of assets	—	—	(125)	(21)
Total operating expenses	329,470	418,927	978,706	944,808

Operating income	47,267	771,078	175,820	1,760,865
Other income (expenses)
Gain (loss) from derivative financial instruments	14,276	(271,335)	76,190	(781,654)
Other income	409	56	1,467	506
Interest expense	(43,624)	(41,393)	(121,082)	(132,204)
Loss on early retirement of debt	—	—	—	(46,840)
Total other expenses	(28,939)	(312,672)	(43,425)	(960,192)
Income before income taxes	18,328	458,406	132,395	800,673
Provision for income taxes	(3,608)	(102,810)	(28,878)	(179,610)
Net income	14,720	355,596	103,517	621,063
Preferred stock dividends	—	(4,411)	—	(13,089)
Net income available to common stockholders	$14,720	$351,185	$103,517	$607,974

Net income per share:
Basic	$0.05	$1.50	$0.37	$2.61
Diluted	$0.05	$1.28	$0.37	$2.24
Weighted average shares outstanding:
Basic	276,999	232,482	276,741	232,170
Diluted	276,999	277,715	276,741	277,605
Dividends per share	$0.125	$—	$0.375	$—

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Total
	(In thousands)
Balance at January 1, 2022	232,925	$116,462	$1,100,359	$(204,042)	$1,012,779
Stock-based compensation	(5)	(2)	1,479	—	1,477
Net loss	—	—	—	(111,424)	(111,424)
Payment of preferred stock dividends	—	—	—	(4,315)	(4,315)
Balance at March 31, 2022	232,920	$116,460	$1,101,838	$(319,781)	$898,517
Stock-based compensation	239	119	115	—	234
Net income	—	—	—	376,891	376,891
Payment of preferred stock dividends	—	—	—	(4,363)	(4,363)
Balance at June 30, 2022	233,159	$116,579	$1,101,953	$52,747	$1,271,279
Stock-based compensation	599	300	(3,348)	—	(3,048)
Net income	—	—	—	355,596	355,596
Payment of preferred stock dividends	—	—	—	(4,411)	(4,411)
Balance at September 30, 2022	233,758	$116,879	$1,098,605	$403,932	$1,619,416

Balance at January 1, 2023	277,517	$138,759	$1,253,417	$886,138	$2,278,314
Stock-based compensation	(7)	(4)	2,050	—	2,046
Net income	—	—	—	134,503	134,503
Payment of common stock dividends	—	—	—	(34,688)	(34,688)
Balance at March 31, 2023	277,510	$138,755	$1,255,467	$985,953	$2,380,175
Stock-based compensation	983	491	(85)	—	406
Net loss	—	—	—	(45,706)	(45,706)
Payment of common stock dividends	—	—	—	(34,689)	(34,689)
Balance at June 30, 2023	278,493	$139,246	$1,255,382	$905,558	$2,300,186
Stock-based compensation	(63)	(32)	2,687	—	2,655
Net income	—	—	—	14,720	14,720
Payment of common stock dividends	—	—	—	(34,804)	(34,804)
Balance at September 30, 2023	278,430	$139,214	$1,258,069	$885,474	$2,282,757

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,517	$621,063
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	28,878	148,389
Gain on sale of assets	(125)	(21)
Depreciation, depletion and amortization	422,350	354,994
(Gain) loss on derivative financial instruments	(76,190)	781,654
Cash settlements of derivative financial instruments	76,221	(679,038)
Amortization of debt discount and issuance costs	5,980	8,542
Stock-based compensation	7,006	4,918
Loss on early retirement of debt	—	46,840
(Increase) decrease in accounts receivable	295,323	(359,600)
(Increase) decrease in other current assets	(624)	359
Increase (decrease) in accounts payable and accrued expenses	(73,697)	301,956
Net cash provided by operating activities	788,639	1,230,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(1,088,933)	(768,148)
Prepaid drilling costs	(14,594)	(25,752)
Proceeds from sales of assets	41,295	93
Net cash used for investing activities	(1,062,232)	(793,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	575,000	705,000
Repayments of bank credit facility	(230,000)	(840,000)
Retirement of Senior Notes	—	(273,920)
Preferred stock dividends paid	—	(13,089)
Common stock dividends paid	(104,181)	—
Debt and stock issuance costs	(144)	—
Income tax withholdings on equity awards	(1,899)	(6,255)
Net cash provided by (used for) financing activities	238,776	(428,264)
Net increase (decrease) in cash and cash equivalents	(34,817)	7,985
Cash and cash equivalents, beginning of period	54,652	30,663
Cash and cash equivalents, end of period	$19,835	$38,648

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2023, and the related results of operations and cash flows for the periods being presented. Net income and comprehensive income are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period through September 30, 2023 are not necessarily an indication of the results expected for the full year.

Other Current Assets

Other current assets at September 30, 2023 and December 31, 2022 consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In thousands)
Pipe and well equipment inventory	$50,708	$34,819
Production tax refunds receivable	14,988	11,156
Prepaid expenses	2,876	2,455
Prepaid drilling costs	—	4,265
Accrued proceeds from sale of natural gas and oil properties	—	3,118
Other	—	511
	$68,572	$56,324

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

COMSTOCK RESOURCES, INC.

Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. The changes in capitalized exploratory well costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Beginning capitalized exploratory well costs	$34,196	$9,771	$867	$6,966
Additions to exploratory well costs pending the determination of proved reserves	74,737	20,144	179,049	50,541
Determined to have found proved reserves	(71,838)	—	(142,821)	(27,592)
Ending capitalized exploratory well costs	$37,095	$29,915	$37,095	$29,915

As of September 30, 2023 and December 31, 2022, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

Goodwill

The Company had goodwill of $335.9 million as of September 30, 2023 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

Leases

The Company has right-of-use lease assets of $148.1 million related to its corporate office, certain office equipment, vehicles, drilling rigs and hydraulic fracturing fleets with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

COMSTOCK RESOURCES, INC.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company has one hydraulic fracturing fleet lease contract with a three year term. The Company's other hydraulic fracturing fleet contracts are on terms less than one year and include rights of substitution. The Company has one drilling rig contract with a three year term. The Company's other drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost included in general and administrative expense	$445	$436	$1,334	$1,307
Operating lease cost included in lease operating expense	523	370	1,533	970
Operating lease cost included in natural gas and oil properties	18,659	9,450	41,339	15,750
Variable lease cost (completion costs included in natural gas and oil properties)	25,970	11,730	31,032	22,857
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	20,098	16,102	73,986	44,242
	$65,695	$38,088	$149,224	$85,126

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $1.0 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $64.7 million and $37.3 million for the three months ended September 30, 2023 and 2022, respectively and $146.4 million and $82.8 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the operating leases had a weighted-average term of 2.6 years and 2.2 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 6.9% and 3.5%, respectively. As of September 30, 2023, the Company also had expected future payments for short term leased drilling services of $7.0 million.

As of September 30, 2023, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2023	$15,291
2024	61,302
2025	58,919
2026	27,374
2027	17
Total lease payments	162,903
Imputed interest	(14,775)
Total lease liability	$148,128

COMSTOCK RESOURCES, INC.

Accrued Costs

Accrued costs at September 30, 2023 and December 31, 2022 consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(In thousands)
Accrued transportation costs	$32,731	$28,357
Accrued drilling costs	21,997	54,438
Accrued interest payable	19,730	54,867
Accrued income and other taxes	18,212	31,256
Accrued employee compensation	7,350	11,308
Accrued lease operating expenses	2,949	2,412
Other	697	473
	$103,666	$183,111

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Reserve for future abandonment costs at beginning of period	$29,114	$25,673
New wells placed on production	114	1,251
Acquisitions	—	1,211
Liabilities settled and assets disposed of	(42)	(29)
Accretion expense	1,248	1,129
Reserve for future abandonment costs at end of period	$30,434	$29,235

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

COMSTOCK RESOURCES, INC.

The Company had the following natural gas price derivative financial instruments at September 30, 2023:

	Future Production Period
	Three Months Ending December 31, 2023	Year Ending December 31, 2024	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	—	91,500,000	91,500,000
Average Price per MMBtu		$3.55	$3.55
Natural Gas Price Collar Contracts:
Volume (MMBtu)	23,000,000		23,000,000
Average Price per MMBtu:
Average Ceiling	$10.28		$10.28
Average Floor	$3.00		$3.00

Subsequent to September 30, 2023, the Company entered into natural gas swap contracts to hedge an additional 47,580,000 MMBtu of natural gas production from January 2024 to December 2024 at an average price of $3.56 per MMBtu.

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	September 30, 2023	December 31, 2022
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$23,973	$23,884
		$23,973	$23,884

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$4,420
		$—	$4,420

Natural gas price derivatives	Derivative Financial Instruments – long-term	$4,540	$—
		$4,540	$—

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Derivatives Recognized in Earnings	2023	2022	2023	2022
	(In thousands)
Natural gas price derivatives	$14,276	$(271,335)	$76,190	$(781,654)
	$14,276	$(271,335)	$76,190	$(781,654)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $2.7 million and $1.8 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended September 30, 2023 and 2022, respectively, and $7.0 million and $4.9 million for the nine months ended September 30, 2023 and 2022, respectively.

COMSTOCK RESOURCES, INC.

In June 2023, the Company granted an aggregate of 954,031 shares of restricted stock to its directors and employees. The grants were valued at $9.80 per share. As of September 30, 2023, Comstock had 1,430,949 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $11.62 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $14.3 million as of September 30, 2023 is expected to be recognized over a period of 2.2 years.

In June 2023, the Company granted an aggregate of 359,689 PSUs to its executive officers at a value of $13.64 per unit. As of September 30, 2023, Comstock had 750,399 PSUs outstanding with a weighted average grant date fair value of $15.92 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 1,500,798 shares of common stock. Total unrecognized compensation cost related to these grants of $7.9 million as of September 30, 2023 is expected to be recognized over a period of 2.3 years.

Revenue Recognition

Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.

Gas services revenues represent sales of natural gas purchased for resale from unaffiliated third parties and fees received for gathering and treating services for certain natural gas wells operated by the Company. Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Profits and losses earned in the gathering and treating of natural gas produced by the Company's natural gas wells are eliminated in consolidation. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2023 or December 31, 2022.

The Company recognized accounts receivable of $157.1 million and $415.1 million as of September 30, 2023 and December 31, 2022, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the nine months ended September 30, 2023 and 2022.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Current - Federal	$—	$10,001	$—	$11,400
Current - State	—	14,749	—	19,821
Deferred - Federal	3,999	66,732	28,350	124,600
Deferred - State	(391)	11,328	528	23,789
	$3,608	$102,810	$28,878	$179,610

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	5.5	(4.1)	1.7	(4.0)
State income taxes, net of federal benefit	(8.2)	5.8	(1.6)	5.6
Nondeductible stock-based compensation	1.7	(0.2)	0.8	(0.1)
Other	(0.3)	(0.1)	(0.1)	—
Effective tax rate	19.7%	22.4%	21.8%	22.5%

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$23,973	$23,973	$23,884	$23,884
Liabilities:
Commodity-based derivatives (1)	$4,540	$4,540	$4,420	$4,420
Bank credit facility (2)	$345,000	$345,000	$—	$—
6.75% senior notes due 2029 (3)	$1,229,230	$1,116,791	$1,229,836	$1,129,029
5.875% senior notes due 2030 (3)	$965,000	$829,900	$965,000	$846,788

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2023 and December 31, 2022, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At September 30, 2023 and December 31, 2022, 1,430,949 and 966,058 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Unvested restricted stock	1,469	890	1,186	914

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

COMSTOCK RESOURCES, INC.

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per unit amounts)
Weighted average PSUs	744	942	631	1,024
Weighted average grant date fair value per unit	$15.92	$14.52	$15.92	$14.52

Basic and diluted income (loss) per share for the three months and nine months ended September 30, 2023 and 2022 were determined as follows:

	Three Months Ended September 30,
	2023			2022
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$14,720			$351,185
Income allocable to unvested restricted shares	—			(1,339)
Basic income attributable to common stock	14,720	276,999	$0.05	349,846	232,482	$1.50
Effect of Dilutive Securities:
Restricted stock	—	—		1,339	392
Performance stock units	—	—		—	1,091
Convertible preferred stock	—	—		4,411	43,750
Diluted income attributable to common stock	$14,720	276,999	$0.05	$355,596	277,715	$1.28

	Nine Months Ended September 30,
	2023			2022
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income attributable to common stock	$103,517			$607,974
Income allocable to unvested restricted shares	—			(2,384)
Basic income attributable to common stock	103,517	276,741	$0.37	605,590	232,170	$2.61
Effect of Dilutive Securities:
Restricted stock	—	—		2,384	541
Performance stock units	—	—		—	1,144
Convertible preferred stock	—	—		13,089	43,750
Diluted income attributable to common stock	$103,517	276,741	$0.37	$621,063	277,605	$2.24

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash payments for:
Interest payments	$150,239	$164,106
Income tax payments	$29,796	$719
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(32,441)	$16,202
Liabilities assumed in exchange for right-of-use lease assets	$157,789	$109,546

COMSTOCK RESOURCES, INC.

(2) LONG-TERM DEBT

At September 30, 2023, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,223,880
Premium, net of amortization	5,350
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	345,000
Debt issuance costs, net of amortization	(35,823)
$2,503,407

As of September 30, 2023, the Company had $345.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2023.

During the nine months ended September 30, 2022, the Company completed the early redemption of all of its outstanding 7.5% senior notes due in 2025 for an aggregate amount of $258.1 million and repurchased $26.1 million principal amount of its 6.75% senior notes due in 2029 for $24.9 million. As a result of the redemption and repurchase, the Company recognized a loss of $46.8 million on early retirement of debt.

(3) COMMITMENTS AND CONTINGENCIES

In December 2022, the Company entered into agreements for three new drilling rigs with a three year term and a minimum annual commitment of $12.2 million per drilling rig. Comstock took delivery of one of the rigs during August 2023 and expects to take delivery of the second rig in the fourth quarter of 2023 and the third rig in early 2024.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2023 or 2022.

(4) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $327 thousand and $152 thousand for the three months ended September 30, 2023 and 2022, respectively, and $1.0 million and $735 thousand for the nine months ended September 30, 2023 and 2022, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $21.2 million and $18.5 million receivable from the partnerships at September 30, 2023 and December 31, 2022, respectively.

COMSTOCK RESOURCES, INC.

(5) SUBSEQUENT EVENT

On October 30, 2023, the board of directors of the Company authorized a dividend of $0.125 per share to be paid on December 15, 2023 to common stockholders of record on December 1, 2023.

On October 30, 2023, Comstock entered into a midstream partnership for the Company's Western Haynesville acreage with Quantum Capital Solutions ("QCS"), an affiliate of Quantum Capital Group. In connection with this transaction, Comstock contributed its Pinnacle gathering and treating system, which is comprised of a 145-mile high pressure pipeline and the Bethel natural gas processing plant to the partnership in exchange for a total capital commitment by QCS of $300 million to fund the future build-out of the Western Haynesville midstream system. Comstock will control and operate the midstream system.

COMSTOCK RESOURCES, INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	130,528	128,902	383,902	367,758
Oil (MBbls)	17	21	57	66
Natural gas equivalent (MMcfe)	130,629	129,025	384,241	368,152
Revenues:
Natural gas sales	$304,141	$994,979	$911,065	$2,376,774
Oil sales	1,309	1,936	4,111	6,324
Total natural gas and oil sales	$305,450	$996,915	$915,176	$2,383,098
Expenses:
Production and ad valorem taxes	$25,386	$24,531	$59,891	$60,080
Gathering and transportation	$47,012	$44,740	$137,981	$113,797
Lease operating	$31,664	$28,608	$100,525	$79,873
Exploration	$—	$—	$1,775	$3,363
Average Sales Price:
Natural gas (per Mcf)	$2.33	$7.72	$2.37	$6.46
Oil (per Bbl)	$77.00	$92.19	$72.12	$95.82
Average equivalent (Mcfe)	$2.34	$7.73	$2.38	$6.47
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.20	$0.19	$0.16	$0.16
Gathering and transportation	$0.36	$0.35	$0.36	$0.31
Lease operating	$0.24	$0.22	$0.26	$0.22
Gas Services:
Gas services revenue	$71,287	$193,090	$239,350	$322,575
Gas services expense	$67,632	$181,818	$224,317	$305,271

Revenues –

Natural gas and oil sales of $305.5 million for the third quarter of 2023 decreased by $691.5 million (69%) as compared to $996.9 million for the third quarter of 2022. The decrease was primarily due to lower natural gas prices in the third quarter of 2023 as compared with 2022 prices. Our natural gas production for the third quarter of 2023 increased 1% to 130.5 billion cubic feet ("Bcf") (1.4 Bcf per day), and was sold at an average price of $2.33 per thousand cubic feet ("Mcf"). Our natural gas production for the third quarter of 2022 was 128.9 Bcf (1.4 Bcf per day) and was sold at an average price of $7.72 per Mcf.

Natural gas and oil sales of $915.2 million for the nine months ended September 30, 2023 decreased by $1.5 billion (62%) as compared to $2.4 billion for the nine months ended September 30, 2022, which was also primarily due to lower natural gas prices during the first nine months of 2023 as compared with 2022 prices. Our natural gas production for the first nine months of 2023 increased 4% to 383.9 Bcf (1.4 Bcf per day), and was sold at an average price of $2.37 per Mcf as compared to 367.8 Bcf (1.3 Bcf per day) sold at an average price of $6.46 in the first nine months of 2022.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.33	$7.72	$2.37	$6.46
Cash settlements on derivative financial instruments, per Mcf	0.08	(2.36)	0.20	(1.84)
Price per Mcf, including cash settlements on derivative financial instruments	$2.41	$5.36	$2.57	$4.62

Gas service revenues of $71.3 million decreased $121.8 million (63%) for the third quarter of 2023 from $193.1 million in the third quarter of 2022. Gas service revenues of $239.4 million decreased $83.2 million (26%) for the first nine months of 2023 from $322.6 million for the first nine months of 2022. Gas service activities commenced in April 2022 with the acquisition of a pipeline and gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana. Gas services revenues decreased for the three and nine months ended September 30, 2023 as compared to 2022 due to lower natural gas prices on sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes increased $0.9 million (3%) to $25.4 million for the third quarter of 2023 from $24.5 million in the third quarter of 2022. The increase was primarily related to increases in Louisiana production tax and ad valorem tax rates, partially offset by lower natural gas and oil sales during 2023. Production and ad valorem taxes decreased $0.2 million to $59.9 million for the first nine months of 2023 from $60.1 million in the first nine months of 2022. The decrease was primarily related to lower natural gas and oil sales during 2023.

Gathering and transportation costs for the third quarter of 2023 increased $2.3 million (5%) to $47.0 million as compared to $44.7 million in the third quarter of 2022. Gathering and transportation costs for the first nine months of 2023 increased $24.2 million (21%) to $138.0 million as compared to $113.8 million for the first nine months of 2022. The increase is due to production growth in areas with higher average gathering and transportation rates.

Our lease operating expense of $31.7 million ($0.24 per Mcfe) for the third quarter of 2023 increased $3.1 million (11%) from lease operating expense of $28.6 million ($0.22 per Mcfe) for the third quarter of 2022. Lease operating expense of $100.5 million ($0.26 per Mcfe) for the first nine months of 2023 increased $20.7 million (26%) from lease operating expense of $79.9 million ($0.22 per Mcfe) for the first nine months of 2022. The increase was due primarily to increased water disposal and other production costs.

Gas service expenses of $67.6 million decreased $114.2 million (63%) for the third quarter of 2023 from $181.8 million in the third quarter of 2022. Gas service expenses of $224.3 million decreased $81.0 million (27%) for the first nine months of 2023 from $305.3 million for the first nine months of 2022. The decrease is due primarily to lower natural gas prices realized on purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") increased $19.1 million to $148.2 million in the third quarter of 2023 from $129.1 million in the third quarter of 2022. Our DD&A per equivalent Mcf produced was $1.13 per Mcfe for the quarter ended September 30, 2023 as compared to $1.00 for the quarter ended September 30, 2022. DD&A increased $67.4 million to $422.4 million for the first nine months of 2023 from $355.0 million during the first nine months of 2022. Our DD&A per equivalent Mcf produced was $1.10 per Mcfe for the nine months ended September 30, 2023 as compared to $0.96 for the nine months ended September 30, 2022. The increase in the DD&A rate was primarily due to higher drilling and completion costs incurred for wells turned to sales in the three months and nine months ended September 30, 2023.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $9.6 million for the third quarter of 2023 as compared to $10.2 million in the third quarter of 2022. The decrease was primarily related to lower personnel costs. General and administrative expenses increased to $32.0 million for the first nine months of 2023 as compared to $27.5 million during the first nine months of 2022. The increase was primarily related to higher personnel costs.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended September 30, 2023, we had net gains related to our derivative financial instruments of $14.3 million, as compared to net losses on derivative financial instruments of $271.3 million during the quarter ended September 30, 2022. Realized net gains from our price risk management program were $10.3 million for the quarter ended September 30, 2023 as compared to realized net losses of

COMSTOCK RESOURCES, INC.

$304.5 million for the quarter ended September 30, 2022. Net gains on derivative financial instruments were $76.2 million for the first nine months of 2023 as compared to net losses of $781.7 million for the first nine months of 2022. Realized net gains from our price risk management program were $76.2 million for the first nine months of 2023 as compared to realized net losses of $679.0 million for the first nine months of 2022.

Interest expense was $43.6 million and $41.4 million for the quarters ended September 30, 2023 and 2022, respectively, and $121.1 million and $132.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense for the quarters ended September 30, 2023 and 2022 was due primarily to borrowings under the bank credit facility. The decrease in interest expense for the nine months ended September 30, 2023 and 2022 was due primarily to the early retirements of senior notes in May and June 2022 and the repayment of outstanding borrowings under the bank credit facility in 2022.

Loss on extinguishment of debt was $46.8 million for the nine months ended September 30, 2022. In May and June 2022, we retired $244.4 million and $26.1 million, respectively, principal amount of our 7.5% senior notes due in 2025 and 6.75% senior notes due in 2029.

Income taxes for the quarter ended September 30, 2023 and 2022 were a provision of $3.6 million and $102.8 million, respectively. Income taxes for the nine months ended September 30, 2023 and 2022 were a provision of $28.9 million and $179.6 million, respectively. Income tax expense for the quarters ended September 30, 2023 and 2022 reflect an effective tax rate of 19.7% and 22.4%, respectively. Income tax expense for the nine months ended September 30, 2023 and 2022 reflect an effective tax rate of 21.8% and 22.5%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of federal and state net operating loss carryforwards.

We reported net income available to common stockholders of $14.7 million or $0.05 per share, for the quarter ended September 30, 2023. Income from operations for the third quarter of 2023 was $47.3 million. We reported net income available to common stockholders of $351.2 million or $1.28 per diluted share for the quarter ended September 30, 2022. In the first nine months of 2023, we reported net income available to common stockholders of $103.5 million or $0.37 per diluted share. Income from operations for the first nine months of 2023 was $175.8 million. We reported net income available to common stockholders of $608.0 million or $2.24 per diluted share for the nine months ended September 30, 2022.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$788,639	$1,230,056
Borrowings on bank credit facility, net of repayments	345,000	(135,000)
Proceeds from asset sales	41,295	93
Total	$1,174,934	$1,095,149

Uses of cash and cash equivalents:
Capital expenditures	$1,103,527	$793,900
Retirement of senior notes	—	273,920
Common stock dividends	104,181	—
Preferred stock dividends	—	13,089
Other	2,043	6,255
Total	$1,209,751	$1,087,164

Cash flows from operating activities. Net cash provided by our operating activities decreased $441.4 million (36%) to $788.6 million in the first nine months of 2023 from $1,230.1 million in the same period in 2022. The decrease was due primarily to lower natural gas and oil sales.

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

Common stock dividends. During the first nine months of 2023, we paid quarterly cash dividends of $0.125 per common share to stockholders of record as of March 1, 2023, June 1, 2023 and September 1, 2023, respectively.

Capital expenditures. The increase in capital expenditures of $309.6 million is primarily due to our higher drilling and completion activity in the first nine months of 2023 and $76.6 million of unproved property acquisitions.

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Acquisitions:
Proved property	$—	$205
Unproved property	76,646	37,396
Exploration and development:
Development leasehold costs	19,087	8,298
Exploratory drilling and completion costs	179,049	49,003
Development drilling and completion costs	740,808	619,373
Other development costs	18,868	52,500
Asset retirement obligations	71	1,223
Total exploration and development	1,034,529	767,998
Other property and equipment	22,076	18,815
Total capital expenditures	$1,056,605	$786,813
Change in accrued capital expenditures and other	32,441	(16,231)
Prepaid drilling costs	14,594	25,752
Change in asset retirement obligations	(113)	(2,434)
Total cash capital expenditures	$1,103,527	$793,900

We drilled 52 (41.3 net) wells and completed 57 (43 net) Haynesville and Bossier shale operated wells during the first nine months of 2023. We currently expect to spend an additional $300 million to $400 million in the remaining three months of 2023 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of September 30, 2023, we had $1.2 billion of liquidity, comprised of unused borrowing capacity under our bank credit facility and $19.8 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.

We expect to fund our future development and exploration activities with future operating cash flow and borrowings under our bank credit facility. The timing of most of our future capital expenditures is discretionary because of the limited number of material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We believe that our cash provided by operations and borrowings available under our bank credit facility will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements for at least the next twelve months. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

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

COMSTOCK RESOURCES, INC.

At September 30, 2023, we had $345.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which was redetermined on October 27, 2023 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2023.

Income Taxes

At September 30, 2023, we had $767.5 million in U.S. federal net operating loss ("NOL") carryforwards and $1.5 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. Our NOLs are estimated to be limited to $3.3 million a year as a result of this limitation. In addition to this limitation, IRC Section 382 provides that a corporation with a net unrealized built-in gain immediately before an ownership change may increase its limitation by the amount of recognized built-in gain recognized during a recognition period, which is generally the five-year period immediately following an ownership change. Based on the fair market value of our common stock immediately prior to the ownership change, we believe that we have a net unrealized built-in gain which will increase the Section 382 limitation during the five-year recognition period from 2018 to 2023 by $147.7 million.

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

As of September 30, 2023, we had natural gas price collars to hedge approximately 23.0 Bcf of our 2023 natural gas production with an average floor price of $3.00 per MMBtu and an average ceiling price of $10.28 per MMBtu and we had natural gas price swaps to hedge approximately 91.5 Bcf of our 2024 natural gas production at an average price of $3.55 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on September 30, 2023 would decrease the fair value of our natural gas price swaps and collars by approximately $2.6 million. A decrease of 10% in the market price of natural gas on September 30, 2023 would increase the fair value of our natural gas price swaps and collars by approximately $3.5 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments discussed above does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

COMSTOCK RESOURCES, INC.

Interest Rates

At September 30, 2023, we had approximately $2.5 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of September 30, 2023, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $829.9 million and $1.1 billion, respectively, based on the market price of approximately 86% and 91%, respectively, of the face amount of such debt. At September 30, 2023, we had $345.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discuss of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There has been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 5: OTHER INFORMATION

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1

First Amendment to Second Amended and Restated Credit Agreement dated as of October 27, 2023 among the Company, Wells Fargo Bank National Association as Administrative Agent and the lenders party thereto from time to time.

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

COMSTOCK RESOURCES, INC.

Date: November 2, 2023	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2023	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)