Form 10-K
period 2023-12-31
COMSTOCK RESOURCES INC
filed 2024-02-16
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if registrant has elected to not use the extended transition period for complying with any new or revised final accounting standards provided pursuant to Section 13(a) of the Exchange Act. Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	☐	No	☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), was $1.1 billion. As of February 15, 2024 there were 278,429,463 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after

December 31, 2023 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2023

COMSTOCK RESOURCES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can in some instances be identified by their use of terms such as "expect," "estimate," "anticipate," "project," "plan," "intend," "believe" and similar terms. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including all statements regarding:

•
amount and timing of future production of natural gas and oil;
•
amount, nature and timing of expected capital expenditures;
•
the number of anticipated wells to be drilled after the date hereof;
•
the availability of exploration and development opportunities;
•
our future financial or operating results;
•
our future cash flow and anticipated liquidity;
•
future operating costs including lease operating expenses, administrative costs and other expenses;
•
finding and development costs;
•
our business strategy; and
•
other plans and objectives for future operations.

All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that are expected and, therefore, you should not unduly rely on such statements. The risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to:

•
the risks described in "Risk Factors" and elsewhere in this report;
•
the volatility of prices and supply of, and demand for, natural gas and oil;
•
the timing and success of our drilling activities;
•
the numerous uncertainties inherent in estimating quantities of natural gas and oil reserves and actual future production rates and associated costs;
•
our ability to successfully identify, execute or effectively integrate future acquisitions;
•
the usual hazards associated with the natural gas and oil industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;
•
our ability to effectively market our natural gas and oil;
•
the availability of rigs, equipment, supplies and personnel;
•
our ability to discover or acquire additional reserves;
•
our ability to satisfy future capital requirements;
•
changes in regulatory requirements;
•
general economic conditions, status of the financial markets and competitive conditions; and
•
our ability to retain key members of our senior management and key employees.

These forward-looking statements are made based upon detailed assumptions and reflect management's current expectations and beliefs. While we believe that these assumptions underlying the forward-looking statements are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect actual results.

The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

WEBSITE REFERENCES

In this Annual Report on Form 10-K, we make references to our website at www.comstockresources.com. References to our website through this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report on Form 10-K.

COMSTOCK RESOURCES, INC.

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to "us", "our", "we" , the "Company" or "Comstock" mean the registrant, Comstock Resources, Inc. and where applicable, its consolidated subsidiaries.

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

COMSTOCK RESOURCES, INC.

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

"PV 10 Value" means the present value of estimated future revenues to be generated from the production of proved reserves calculated, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. This amount is the same as the standardized measure of discounted future net cash flows related to proved natural gas and oil reserves except that it is determined without deducting future income taxes. Although PV 10 Value is not a financial measure calculated in accordance with GAAP, management believes that the presentation of PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Because many factors that are unique to any given company affect the amount of estimated future income taxes, we believe the use of a pre-tax measure is helpful to investors when comparing companies in our industry.

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

COMSTOCK RESOURCES, INC.

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

COMSTOCK RESOURCES, INC.

PART I

ITEM 1. BUSINESS

We are a leading independent natural gas producer operating primarily in the Haynesville shale, a premier natural gas basin located in North Louisiana and East Texas with superior economics given its geographical proximity to the Gulf Coast markets. As of December 31, 2023, 99% of our proved reserves were in the Haynesville and Bossier shale play. We are focused on creating value through the development of our substantial inventory of highly economic and low-risk drilling opportunities in the Haynesville and Bossier shales and through our exploration activities in our Western Haynesville play. Our common stock is listed and traded on the New York Stock Exchange under the symbol "CRK".

Our operations are primarily concentrated in Louisiana and Texas. Our natural gas and oil properties are estimated to have proved reserves of 4.9 Tcfe with a PV 10 Value of $2.5 billion as of December 31, 2023 based on SEC prices and 6.6 Tcfe with a PV 10 Value of $5.2 billion based on our alternative price case. Our proved reserves are principally natural gas, which are 56% developed as of December 31, 2023 with an average reserve life of approximately 9 years.

Strengths

High Quality Properties. As of December 31, 2023, we had 717,875 acres (552,712 net) in the Haynesville and Bossier shale plays, located in North Louisiana and East Texas, including our Western Haynesville area. Our Haynesville/Bossier shale properties have extensive development and exploration potential. Advances in drilling and completion technology have allowed us to increase the reserves recovered through longer horizontal lateral length and substantially larger well stimulations. As a result of the improved economic returns, we have focused our development activities primarily on drilling Haynesville and Bossier horizontal wells since 2015.

Our Haynesville and Bossier shale positions are located in one of the premier North American natural gas basins and have access to the growing Gulf Coast market demand related to LNG exports and the petrochemical industry due to its geographic proximity. We believe we are well positioned for future growth due to the following:

•
Premier natural gas resource. The Haynesville and Bossier shale plays have been substantially delineated since 2008. We believe that these shale plays represent some of the most consistent and economic natural gas drilling opportunities in North America.
•
Management and operating team with extensive experience in developing the Haynesville and Bossier shale. We were among the first exploration and production companies to effectively apply horizontal drilling techniques in the Haynesville and Bossier shales beginning in 2007. In 2015, we restarted a drilling program in the Haynesville and Bossier shales utilizing enhanced completion well designs that have significantly improved the economics of these wells. In 2022, we started exploratory drilling in the Western Haynesville and Bossier shales with strong results to date. We have drilled and completed 471 operated Haynesville and Bossier shale wells from 2015 through 2023. We have also drilled some of the longest lateral wells in the basin. We successfully drilled 27 wells with laterals of approximately 15,000 feet from 2021 through 2023.
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

Value-Added Leasehold Acquisitions. Over the last four years we have acquired a total of approximately 252,564 net undeveloped acres prospective for the Haynesville and Bossier shales through acquisitions and an active leasing program.

COMSTOCK RESOURCES, INC.

Successful Drilling Program. We spent $1.3 billion on exploration and development activities in 2023, almost exclusively in the Haynesville and Bossier shale. We spent $1.2 billion on drilling and completion activities and an additional $53.0 million on other development costs. We drilled 71 (55.5 net) wells in 2023, which had an average lateral length of approximately 10,700 feet. Our drilling program in 2023 replaced 109% of our 2023 production. The results included five successful wells in our Western Haynesville play.

Efficient Operator. We operated 98% of our proved reserve base as of December 31, 2023. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Our strategy consists of the following principal elements:

•
Prudently grow cash flow, production and reserves through development of our high-quality inventory of drilling locations. We have an extensive inventory of de-risked, high-return drilling locations prospective for the Haynesville and Bossier shales. As of December 31, 2023, we have identified 2,959 drilling locations (1,463 net to us) which gives us decades of drilling activity. The average lateral length of our drilling location inventory is 8,971 feet.
•
Grow reserve base through active exploration program. We are investing a part of our annual capital budget to expand our acreage holdings and delineate the emerging Western Haynesville and Bossier shale play in East Texas. Our first seven exploratory wells turned to sales in 2022 and 2023 have been successful. In 2024, we currently intend to drill an additional ten Haynesville and Bossier shale wells in this play.
•
Evaluate and pursue strategic acquisition opportunities and conduct an active leasing program to grow our reserves, production, and drilling location inventory. We intend to leverage our management and operating team's significant technical expertise and experience in the Haynesville shale to continue to pursue acquisition opportunities in our region and to successfully execute and integrate acreage acquisitions that will add to our drilling inventory. We also plan to continue to acquire prospective acreage with an active leasing program.
•
Maintain disciplined financial strategy. Given the current low natural gas prices, we intend to maintain a conservative operating plan in 2024 with the primary goal of protecting our balance sheet. Our current plan is to fund our exploration and development activity with operating cash flow and borrowings under our bank credit facility as necessary. We believe our low operating cost structure combined with maximizing the capital efficiency of our drilling program and maintaining financial discipline will allow us to achieve this goal.
•
Focus on environmental stewardship. We achieved independent, third-party audited certification of our natural gas operations under the MiQ standard for methane emissions. We became one of the first operators to certify all operated natural gas production. The certification allows us to document to both domestic and international customers that we provide responsibly sourced natural gas. We utilize cleaner burning natural gas rather than diesel fuel when possible to reduce emissions in our drilling and completion operations and design our wells to drill longer laterals and utilize multi-well pad locations to minimize our above-ground footprint.
•
Manage commodity price exposure. We maintain an active natural gas price hedging program designed to mitigate volatility in natural gas prices and to protect a portion of our expected future cash flows to insure that we have adequate cash flow to meet our financial obligations.

Property Acquisitions

In 2023, we added 79,741 net acres in the Western Haynesville through an active leasing program at a cost of $98.6 million. In 2022, we added 104,314 net Haynesville and Bossier shale acres in Western Haynesville through acquisitions and direct leasing for $54.4 million. In 2021, we acquired approximately 17,500 net acres of predominantly undeveloped Haynesville shale acreage in East Texas, which also included interests in 37 producing wells for $34.7 million. We also leased 32,556 net acres in the Western Haynesville for $22.9 million.

COMSTOCK RESOURCES, INC.

Western Haynesville Midstream Venture

To support the development of the Western Haynesville acreage, we entered into a partnership on October 31, 2023 with Quantum Capital Solutions ("Quantum") to finance the buildout of natural gas gathering and treating facilities required to handle the expected growth in our natural gas production from wells we drill on our acreage. Pinnacle Gas Services LLC ("Pinnacle") was formed by the contribution of a 145-mile high pressure pipeline and natural gas treating plant which we acquired in 2022. We had invested $30.0 million in these midstream assets including the initial acquisition costs. Quantum agreed to fund up to $300 million for the future build out of the gathering and gas treating system. We manage the operations of Pinnacle under a management contract and appoint the majority of Pinnacle's board of directors. Quantum is entitled to a 12% dividend on its invested capital and 80% of any distributions from Pinnacle until certain return hurdles are met. After the return hurdles are met, Quantum's ownership reduces to 30%.

Property Dispositions

In 2023, we sold our working interests in 55 (6.7 net) non-operated wells for $41.3 million. In 2022, we sold our interests in certain nonstrategic, non-operated properties for $4.1 million, which included working interests in 575 (56.3 net) wells producing approximately 2.7 MMcfe of natural gas per day. In 2021, we sold our non-operated properties in the Bakken shale for $138.1 million after selling expenses. The Bakken shale properties sold included non-operated working interests in 442 producing wells (68.3 net) producing approximately 4,500 barrels of oil equivalent per day.

Natural Gas and Oil Reserves

The following table sets forth our estimated proved natural gas and oil reserves as of December 31, 2023:

	Oil (MBbls)	Natural Gas (MMcf)(1)	Total (MMcfe)(1)	PV 10 Value (000's)(2)
Proved Developed:
Producing	504	2,699,444	2,702,467	$2,170,426
Non-producing	44	34,731	34,999	15,370
Total Proved Developed	548	2,734,175	2,737,466	2,185,796
Proved Undeveloped	—	2,206,051	2,206,051	315,900
Total Proved	548	4,940,226	4,943,517	2,501,696
Discounted Future Income Taxes				(127,066)
Standardized Measure of Discounted Cash Flows				$2,374,630

______________

(1)
Natural gas volumes include NGLs. Oil and NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of oil or NGLs for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of natural gas and oil prices.
(2)
The PV 10 Value represents the discounted future net cash flows attributable to our proved natural gas and oil reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our natural gas and oil properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved natural gas and oil reserves after income tax, discounted at 10%.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2023		2022		2021
	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)
Proved Developed	548	2,734,175	480	2,531,462	627	2,245,660
Proved Undeveloped	—	2,206,051	69	4,166,108	—	3,872,423
Total Proved Reserves	548	4,940,226	549	6,697,570	627	6,118,083

______________

(1)
Natural gas volumes include NGLs. NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of NGLs for six Mcf of natural gas based upon the approximate relative energy content.

99% of our proved reserves are in the Haynesville and Bossier shales in North Louisiana and East Texas. These wells produce from depths of 10,500 to 18,000 feet. All of our proved undeveloped reserves represent wells to be drilled in the next five years on our Haynesville and Bossier shale acreage.

COMSTOCK RESOURCES, INC.

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

There are numerous uncertainties inherent in estimating quantities of proved natural gas and oil reserves. Natural gas and oil reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of natural gas and oil that are ultimately recovered.

Prices used in determining quantities of natural gas and oil reserves and future cash inflows from natural gas and oil reserves represent the average first of the month prices received at the point of sale for the last twelve months. These prices have been adjusted from index prices for both location and quality differences.

The natural gas and oil prices used for reserves estimation were as follows:

Year	Natural Gas Price (per Mcf)	Oil Price (per Bbl)
2023	$2.39	$72.63
2022	$6.03	$91.21
2021	$3.33	$62.38

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. We only include wells in our proved undeveloped reserves that we currently plan to drill and in which we have adequate capital resources to enable us to drill them. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development. As of December 31, 2023, our proved undeveloped reserves did not include any undrilled wells with a rate of return less than 10%.

As of December 31, 2023, our proved undeveloped reserves were comprised of 2.2 Tcf of natural gas consisting of 160 undeveloped locations. All of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shale (including Western Haynesville and Bossier) properties where our 2024 drilling program is focused. Our natural gas and oil proved undeveloped reserves decreased by 2.0 Tcf during 2023 due to low natural gas prices used to determine the proved reserves as 164 proved undeveloped reserve locations previously included in our proved reserves no longer generate an economic return using the prescribed SEC natural gas and oil prices. During 2023, 67 proved undeveloped locations included in our 2022 reserves were converted to proved developed reserves.

As of December 31, 2022, our proved undeveloped reserves were comprised of 4.2 Tcf of natural gas, all of which were associated with our Haynesville and Bossier shale (including Western Haynesville and Bossier) properties. Our natural gas proved undeveloped reserves increased by 294 Bcf during 2022. During 2022, 66 proved undeveloped locations were converted to proved developed reserves.

COMSTOCK RESOURCES, INC.

The following table presents the changes in our estimated proved undeveloped natural gas and oil reserves for the years ended December 31, 2023, 2022 and 2021:

	Proved Undeveloped Reserves
	2023		2022		2021
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	69	4,166,108	—	3,872,423	—	3,595,588
Revisions	—	(1,634,178)	(68)	(1,545)	—	34,111
Divestitures	—	—	—	—	—	(10,592)
Acquisitions	—	—	—	—	—	196,623
Extension and Discoveries	—	407,629	137	920,825	—	725,120
Conversion from Undeveloped to Developed	(69)	(733,508)	—	(625,595)	—	(668,427)
Total Change	(69)	(1,960,057)	69	293,685	—	276,835
Ending Balance	—	2,206,051	69	4,166,108	—	3,872,423

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2023		2022		2021
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2022	—	—	—	—	—	636,183
2023	—	—	69	974,476	—	782,785
2024	—	273,487	—	868,692	—	852,342
2025	—	425,458	—	961,824	—	812,056
2026	—	656,609	—	881,972	—	789,057
2027	—	509,227	—	479,144	—	—
2028	—	341,270	—	—	—	—
Total	—	2,206,051	69	4,166,108	—	3,872,423

The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2023, 2022 and 2021:

	Future Development Costs Total Proved Undeveloped Reserves
	2023	2022	2021
Year ended December 31,	(in millions)
2022	$—	$—	$381.4
2023	—	810.0	540.9
2024	184.5	890.0	600.5
2025	427.2	957.0	594.3
2026	728.7	942.4	576.2
2027	522.4	497.8	—
2028	351.3	—	—
Total	$2,214.1	$4,097.2	$2,693.3

COMSTOCK RESOURCES, INC.

The following table presents the changes in our estimated future development costs for the years ended December 31, 2023 and December 31, 2022:

(in millions)
Total as of December 31, 2021	$2,693.3
Development Costs Incurred	(635.9)
Additions	1,119.3
Revisions	920.5
Total Changes	1,403.9
Total as of December 31, 2022	4,097.2
Development Costs Incurred	(844.3)
Additions	461.4
Revisions	(1,500.2)
Total Changes	(1,883.1)
Total as of December 31, 2023	$2,214.1

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2023 of $2.2 billion decreased by $1.9 billion from our estimated future capital costs of $4.1 billion as of December 31, 2022. This decrease was attributable to the lower number of future proved undeveloped locations expected to generate an economic return as a result of lower natural gas prices. Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2022 of $4.1 billion increased by $1.4 billion from our estimated future capital costs of $2.7 billion as of December 31, 2021.

We performed an analysis to compare our proved reserve estimates as of December 31, 2023 to natural gas and oil reserves using a $3.24 per Mcf natural gas price and a $69.39 per Bbl oil price, which represents our expected realized prices based on a $3.50 per Mcf NYMEX index natural gas price and a $75.00 per Bbl NYMEX index oil price ("Alternative Prices") to show the sensitivity of our natural gas and oil reserves to price fluctuations. All factors other than the natural gas and oil price assumptions have been held constant with the average first of the month pricing for the last twelve months ("SEC Prices"), including the number of proved undeveloped locations, drill schedules and operating cost assumptions. This sensitivity analysis is only meant to demonstrate the impact that changing natural gas and oil prices may have on our proved natural gas and oil reserves and the related PV 10 Value and there is no assurance this outcome will be realized. Our proved natural gas and oil reserves utilizing SEC Prices and Alternative Prices are as follows:

	SEC Price Case	Alternative Price Case
Oil (MBbls)
Proved Developed	548	571
Proved Undeveloped	—	—
Total	548	571

Natural Gas (MMcf) (1)
Proved Developed	2,734,175	2,782,085
Proved Undeveloped	2,206,051	3,857,745
Total	4,940,226	6,639,830

Total Proved Reserves (MMcfe) (1)	4,943,517	6,643,255

PV 10 Value (in thousands) (2)	$2,501,696	$5,165,729

______________

(1)
Natural gas volumes include NGLs. Oil and NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of oil or NGLs for six Mcf of natural gas based upon the approximate relative energy content of oil to natural gas, which is not indicative of natural gas and oil prices.
(2)
The PV 10 Value represents the discounted future net cash flows attributable to our proved natural gas and oil reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our natural gas and oil properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved natural gas and oil reserves after income tax, discounted at 10%.

COMSTOCK RESOURCES, INC.

Proved reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We retained an independent petroleum consultant to conduct an audit of our December 31, 2023 reserve estimates. Netherland, Sewell & Associates, Inc. ("NSAI") audited 100% of our total PV 10 Value as of December 31, 2023. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. NSAI was selected for its geographic expertise and historical experience.

The audit letter prepared by NSAI is included as an exhibit to this report. The technical persons at the independent petroleum consulting firm responsible for reviewing the reserve estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality as set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The independent consultant's estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 2% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of our independent consultant and some may be less than the estimates of the independent consultant. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. Remaining differences are not resolved due to the limited cost benefit of continuing such analysis. During the year, our reserves group also performs separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

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

All of our reserve estimates are reviewed with our executive management, our independent consultants perform an independent analysis, and ultimately our reserve estimates are approved by our Director of Reservoir Engineering, Kristine Bartlett. Ms. Bartlett holds a Bachelor of Science degree in Petroleum Engineering and Geoscience from the University of Texas at Austin and has eleven years of engineering experience in the oil and gas industry.

We did not provide estimates of total proved natural gas and oil reserves during the three year period ended December 31, 2023 to any federal authority or agency, other than the SEC.

Production, Price and Cost Summary

Annual production, average prices that we realized from sales of natural gas and oil and the associated lifting costs for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2023	2022	2021
Net Production Volumes:
Natural gas - Mcf	524,467	500,616	489,274
Oil - Bbl	70	82	1,210
Average Prices:
Natural Gas - $/Mcf	$2.40	$6.23	$3.63
Oil - $/Bbl	$73.73	$92.65	$61.95
Lifting Costs - $/Mcfe:
Lease operating	$0.25	$0.22	$0.21
Gathering and transportation	$0.35	$0.31	$0.26
Production and ad valorem taxes	$0.18	$0.16	$0.10

COMSTOCK RESOURCES, INC.

Drilling Activity Summary

During the three-year period ended December 31, 2023, we drilled development and exploratory wells as set forth in the table below:

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	—	—
Gas	63	47.6	116	58.6	100	54.1
Dry	1	1.0	—	—	—	—
	64	48.6	116	58.6	100	54.1
Exploratory:
Oil	—	—	—	—	—	—
Gas	7	6.9	2	2.0	—	—
Dry	—	—	—	—	—	—
	7	6.9	2	2.0	—	—
Total	71	55.5	118	60.6	100	54.1

As of December 31, 2023, 2022 and 2021, we had 30 (26.9 net), 42 (29.0 net), and 28 (21.9 net), respectively, operated wells in the process of being drilled and completed.

Producing Well Summary

The following table sets forth the gross and net producing natural gas and oil wells in which we owned an interest at December 31, 2023:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	4	2.6	1,286	716.3
New Mexico	1	—	86	13.2
Oklahoma	6	0.6	98	8.8
Texas	11	6.2	960	767.1
Wyoming	—	—	26	1.9
Total	22	9.4	2,456	1,507.3

We operate 1,703 of the 2,478 producing wells presented in the above table. As of December 31, 2023, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2023, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	197,119	152,354	27,543	21,215
New Mexico	12,757	2,739	—	—
Oklahoma	26,080	3,382	—	—
Texas	209,875	159,872	366,564	271,617
Wyoming	13,440	927	—	—
Total	459,271	319,274	394,107	292,832

COMSTOCK RESOURCES, INC.

As of December 31, 2023, our undeveloped acreage expires as follows:

	Gross		Net
2024	11,040	3%	5,900	2%
2025	40,658	10%	30,270	10%
2026	85,905	22%	53,333	18%
2027	42,615	11%	21,443	7%
2028	22,251	6%	20,251	7%
Thereafter	191,638	48%	161,635	56%
	394,107	100%	292,832	100%

Title to our natural gas and oil properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the natural gas and oil industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our natural gas and oil properties are pledged as collateral under our bank credit facility. As is customary in the natural gas and oil industry, we are generally able to retain our ownership interest in undeveloped acreage by production from wells producing from a different reservoir, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights.

Markets and Customers

The market for our production of natural gas and oil depends on factors beyond our control, including the extent of domestic production and imports of natural gas and oil, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for natural gas and oil, the marketing of competitive fuels and the effects of state and federal regulation. The natural gas and oil industry also competes with other industries in supplying the energy and fuel requirements of industrial, residential and commercial consumers along with electric generator customers.

Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices or fixed prices. We target selling approximately 80% of our natural gas on first of month index price, with the remaining 20% on daily spot market pricing. The percentage of natural gas sold on spot market pricing can be impacted when new wells commence production as such production is typically sold on daily spot market pricing during the month the well is first brought on line. Enterprise Products Operating and its subsidiaries, Southwest Energy L.P. and Venture Global LNG, Inc. accounted for 20%. 17% and 10%, respectively, of our total 2023 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our natural gas and oil production from other purchasers.

We have entered into longer term transportation arrangements to ensure that we have adequate transportation to deliver our natural gas production in North Louisiana and East Texas to various markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to a central point or other long-haul natural gas pipelines. We currently have agreements with certain natural gas midstream companies to provide us with firm transportation for an average of approximately 1.8 Bcf per day in 2024 on the long-haul pipelines. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs. Our production available to deliver under these agreements is expected to exceed the firm transportation arrangements we have in place. In addition, any marketing company managing the firm transportation is required to use reasonable efforts to supplement our deliveries should we have a shortfall during the term of the agreements.

Competition

The natural gas and oil industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of natural gas and oil properties and leases for natural gas and oil exploration.

Regulation

General. Various aspects of our natural gas and oil operations are subject to extensive and continually changing regulation, as legislation affecting the natural gas and oil industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and

COMSTOCK RESOURCES, INC.

regulations binding upon the natural gas and oil industry and its individual members. The Federal Energy Regulatory Commission, or "FERC", regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or "NGA", and the Natural Gas Policy Act of 1978, or "NGPA". In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting all "first sales" of natural gas, effective January 1, 1993, subject to the terms of any private contracts that may be in effect. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business. Under the provisions of the Energy Policy Act of 2005 (the "2005 Act"), the NGA has been amended to prohibit any form of market manipulation with the purchase or sale of natural gas, and the FERC has issued new regulations that are intended to increase natural gas pricing transparency. The 2005 Act has also significantly increased the penalties for violations of the NGA. The FERC has issued Order No. 704 et al. which requires a market participant to make an annual filing if it has sales or purchases equal to or greater than 2.2 million MMBtu in the reporting year to facilitate price transparency.

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

Federal leases. Some of our operations are located on federal natural gas and oil leases that are administered by the Bureau of Land Management ("BLM") of the United States Department of the Interior. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and BLM regulations and orders that are subject to interpretation and change. These leases are also subject to certain regulations and orders promulgated by the Department of Interior's Bureau of Ocean Energy Management, Regulation & Enforcement ("BOEMRE"), through its Minerals Revenue Management Program, which is responsible for the management of revenues from both onshore and offshore leases. The Company's operations located on federal natural gas and oil leases are insignificant to its total operations and any Executive Orders related to federal natural gas and oil leases issued by the Biden administration are not expected to adversely affect our business, financial position and results of operations.

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

COMSTOCK RESOURCES, INC.

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

Environmental regulations. We are subject to stringent federal, state and local laws. These laws, among other things, govern the issuance of permits to conduct exploration, drilling and production operations, the amounts and types of materials that may be released into the environment, the discharge and disposition of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. Some laws, rules and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup cost without regard to negligence or fault on the part of such person. Other laws, rules and regulations may restrict the rate of natural gas and oil production below the rate that would otherwise exist or even prohibit exploration and production activities in sensitive areas. In addition, state laws often require various forms of remedial action to prevent pollution, such as closure of inactive pits and plugging of abandoned wells. The regulatory burden on the natural gas and oil industry increases our cost of doing business and consequently affects our profitability. These costs are considered a normal, recurring cost of our on-going operations. Our domestic competitors are generally subject to the same laws and regulations.

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

The Comprehensive Environmental Response, Compensation and Liability Act; or "CERCLA", imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances at such sites. Under CERCLA, such persons may be subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site. Many states have adopted similar statutes that impose liability for the release of hazardous substances and petroleum. In addition, from time to time the U.S. Environmental Protection Agency ("EPA"), states, and other agencies make new findings that certain chemicals are potential environmental concerns, sometimes referred to as emerging contaminants. These agencies may also adjust risk based assessment or cleanup levels, in some instances, to be more stringent. The EPA and other agencies may impose new restrictions or cleanup requirements on such chemicals. We may incur costs to comply with such requirements.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, or "RCRA", regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of natural gas and oil gas from regulation as "hazardous waste". Disposal of such non-hazardous natural gas and oil exploration, development and production wastes usually are regulated by state law. Other

COMSTOCK RESOURCES, INC.

wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the natural gas and oil industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from RCRA's definition of "hazardous wastes", thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the natural gas and oil industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

Certain natural gas and oil wastes may also contain naturally occurring radioactive material ("NORM"), which is regulated by the federal Occupational Safety and Health Administration and state agencies. These regulations require certain worker protections and waste handling and disposal procedures. We believe our operations comply in all material respects with these worker protection and waste handling and disposal requirements.

Our operations are also subject to the Clean Air Act, or "CAA", and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. Between 2012 and 2014, the EPA promulgated new emission standards for the natural gas and oil industry, and made revisions that imposed further requirements with respect to volatile organic compounds ("VOCs") and methane. In September 2020, the EPA published a rule that revised the VOC requirements and rescinded the methane requirements, as well as revised its interpretation of the CAA, such that, in order to impose the methane emission requirements, it would need to first make a Significant Contribution Finding for each particular pollutant for the specific source. Since that time, the US has passed a law that repeals the 2020 rules, and the EPA issued a new proposed rule as of November 2021 and supplemented the proposed rule in December 2022. EPA issued its final new rule on December 2, 2023. The rule has a number of provisions intended to reduce methane emissions from natural gas and oil operations. We believe our operations will not be materially adversely affected by the new requirements, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

The Federal Water Pollution Control Act of 1972, as amended, or the "Clean Water Act", imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Recent judicial interpretations have caused certain water features to be considered jurisdictional when they were not previously. Additionally, in January 2023,the EPA and the US Army Corps of Engineers issued a new rule that revises the definition of "waters of the United States" ("WOTUS"). The new rule has been challenged by several states and industry groups. If upheld, such regulations may impact certain exploration and production activities. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution and that the requirements, including those under the 2023 WOTUS rule, are not any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

The Federal Safe Drinking Water Act of 1974, as amended, requires the EPA to develop minimum federal requirements for Underground Injection Control ("UIC") programs and other safeguards to protect public health by preventing injection wells from contaminating underground sources of drinking water. The UIC program does not regulate wells that are solely used for production. However, the EPA has authority to regulate hydraulic fracturing when diesel fuels are used in fluids or propping agents. In February 2014, the EPA issued guidance on when UIC permitting requirements apply to fracking fluids containing diesel. We believe that our operations comply in all material respects with the requirements of the Federal Safe Drinking Water Act and similar state statutes. We believe the requirements are not any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

State and federal regulatory agencies have studied possible connections between hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes

COMSTOCK RESOURCES, INC.

or suspend operations. Some state regulatory agencies, including those in Arkansas, California, Colorado, Illinois, Kansas, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. There continues to be research into the possible linkage between natural gas and oil activity and induced seismicity. A 2012 report published by the National Academy of Sciences, as well as a more recent paper published in the journal Reviews of Geophysics and cited on the US Geological Survey website, concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2015, the United States Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or natural gas and oil extraction. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas. In addition, a number of lawsuits have been filed, including in Oklahoma, alleging that disposal well operations have caused damage to or injury at nearby properties or otherwise violated state and federal rules regulating waste disposal. It is possible that the EPA or other agencies may develop rules to specifically address the disposal of wastewater from natural gas and oil development and the potential for induced seismicity from wastewater injection. Future regulatory developments could adversely affect our operations by placing restrictions on the use of injection wells and hydraulic fracturing and/or causing us to incur increased operating expenses.

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

Federal regulators require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") contains numerous requirements relating to the prevention and response to oil spills in the WOTUS. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages relating to a spill. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

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

Certain statutes such as the Emergency Planning and Community Right to Know Act require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company's operations by regulatory agencies or the public. In 2012, the EPA adopted the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to collect data on their

COMSTOCK RESOURCES, INC.

emissions of greenhouse gases ("GHG"). GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents, or CO2e. The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. These greenhouse gas reporting rules were amended on October 22, 2015 to expand the number of sources and operations that are subject to these rules, and again on November 18, 2016 to provide less burdensome reporting requirements. We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. Other EPA actions with respect to the reduction of greenhouse gases (such as the EPA's Greenhouse Gas Endangerment Finding, and the EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

The U.S. has not passed legislation to expressly regulate GHG emissions; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. States in which we operate may also require permits and reductions in GHG emissions. Additionally, as discussed above, the EPA has promulgated rules that require reductions in VOC and methane generation from natural gas and oil operations. Additional regulations may still be forthcoming. Similarly, the Bureau of Land Management ("BLM") has proposed to suspend and revise a 2016 rule relating to methane venting, flaring, and leaks from natural gas and oil production on public lands that was being challenged by multiple western states and energy companies. In September 2018, the BLM published a final rule revising or rescinding certain provisions of the 2016 rule. The 2018 rule was challenged in federal court, and was vacated in 2020, but the court stayed its vacatur of the 2018 rule to allow for challenges to the 2016 rule to proceed. BLM did not defend the 2016 rule, and it was vacated. This decision may be further appealed, leaving the final outcome uncertain. In November 2022, the BLM proposed a new rule that would establish new requirements designed to reduce waste of natural gas from venting, flaring and leaks. Since all of our natural gas and oil production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the natural gas and oil we produce. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years. The United States signed the Paris Agreement on April 22, 2016; although the Trump administration provided notice of its intent to withdraw from the Paris Agreement, the Biden administration has reinstated the United States' participation. Further, the US has made additional commitments with respect to GHG emissions through the United Nations Climate Change Conference, including with respect to reducing methane emissions. It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in natural gas and oil exploration and production activities.

The Inflation Reduction Act (the "IRA"), which was signed into law on August 16, 2023, established a new program, the Methane Emission Reduction Program, that imposes a first-time federal fee on methane emissions for the oil and gas sector. In general, covered facilities that emit 25,000 metric tons of carbon dioxide equivalent or more per year are required to pay for "excess" methane emissions, with the fee starting at $900 per metric ton in 2024, and increasing to $1,500 per metric ton by 2026. The calculation of the methane fee is determined by (1) the facility's reported emissions under the federal Greenhouse Gas Reporting Program, and (2) an emissions threshold that varies by facility type. For example, for offshore and onshore petroleum and natural gas production facilities, the fee applies to the number of reported tons of methane that exceed (i) 0.2% of the natural gas sent to sale from the facility. We believe our operations will not be materially adversely affected by the IRA, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

In 2010, the BLM began implementation of a proposed natural gas and oil gas leasing reform that would increase environmental review requirements and was expected to have the effect of reducing the amount of new federal lands made available for lease, increasing the competition for and cost of available parcels. This leasing reform initiative was replaced by

COMSTOCK RESOURCES, INC.

a new BLM policy, dated January 31, 2018, which is expected to remove the additional environmental review created under the 2010 initiative and streamline the leasing process. Additionally, on December 28, 2017, the BLM rescinded a rule the BLM adopted in 2015 concerning hydraulic fracturing on federal land. The 2015 rule would have required increased well integrity testing, increased requirements for the managing of fluids, and the disclosure of chemicals used in fracturing. In 2021, the Biden administration issued an Executive Order pausing new natural gas and oil leasing and drilling permits for U.S. public lands and offshore waters until the Secretary of the Interior conducts a comprehensive review and reconsideration of Federal natural gas and oil permitting and leasing practices. In 2022, the Biden administration reopened federal lands for natural gas and oil leasing under a reformed program that significantly reduces the acreage available for lease. We believe our operations will not be materially adversely affected by these changes and expect that the impacts to our operations will be similar to other similarly situated companies involved in natural gas and oil exploration and production activities.

Such changes in environmental laws and regulations which result in more stringent and costly reporting, or waste handling, storage, transportation, disposal or cleanup activities, could materially affect companies operating in the energy industry. Adoption of new regulations further regulating emissions from natural gas and oil production could adversely affect our business, financial position, results of operations and prospects, as could the adoption of new laws or regulations which levy taxes or other costs on greenhouse gas emissions from other industries, which could result in changes to the consumption and demand for natural gas. We may also be assessed administrative, civil and/or criminal penalties if we fail to comply with any such new laws and regulations applicable to natural gas and oil production.

Regulation of natural gas and oil exploration and production. Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulations include requiring permits and drilling bonds for the drilling of wells, regulating the location of wells, the method of drilling and casing wells and the surface use and restoration of properties upon which wells are drilled. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of natural gas and oil properties, the establishment of maximum rates of production from natural gas and oil wells and the regulation of spacing, plugging and abandonment of such wells. Some state statutes limit the rate at which natural gas and oil can be produced from our properties. It is also possible that certain states may increase regulatory activity in response to changing federal regulations or policies.

State regulation. Most states regulate the production and sale of natural gas and oil, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and oil resources. The rate of production may be regulated and the maximum daily production allowable from both natural gas and oil wells may be established on a market demand or conservation basis or both.

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034 and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet. This lease expires on December 31, 2031, with an early termination provision at the end of the fourth year. We also own production offices and pipe yard facilities near Carthage, Franklin, Nacogdoches, Marshall, Marquez and Tennessee Colony in Texas and Bossier City, Grand Cane, Greenwood, Homer, Mansfield and Logansport in Louisiana.

Human Capital

As of December 31, 2023, we had 251 employees and utilized contract employees for certain of our drilling, completion and production operations. We seek to attract a qualified and diverse workforce and maintain strong non-discrimination and anti-harassment policies.

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

COMSTOCK RESOURCES, INC.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	68
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	63
Daniel S. Harrison	Chief Operating Officer	60
Clifford D. Newell	Vice President of Corporate Development and Chief Commercial Officer	45
Patrick H. McGough	Vice President of Operations	43
Ronald E. Mills	Vice President of Finance and Investor Relations	51
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	63
LaRae L. Sanders	Vice President of Land	61
Brian C. Claunch	Vice President of Financial Reporting	49
Elizabeth B. Davis	Director	61
Morris E. Foster	Director	81
Jim L. Turner	Director	78

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

COMSTOCK RESOURCES, INC.

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

LaRae L. Sanders has been our Vice President of Land since 2014. Ms. Sanders has been with us since 1995. She has served as Land Manager since 2007, and has been instrumental in all of our active development programs and major acquisitions. Prior to joining us, Ms. Sanders held positions with Bridge Oil Company and Kaiser-Francis Oil Company, as well as other independent exploration and production companies. Ms. Sanders is a Certified Professional Landman and became the nation's first Certified Professional Lease and Title Analyst in 1990.

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

COMSTOCK RESOURCES, INC.

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

Our business is heavily dependent upon the price of, and demand for, natural gas. Historically, natural gas prices have been volatile and are likely to remain volatile in the future. The prices we receive for our natural gas production depend on numerous factors beyond our control, including the following:

•
the domestic and foreign supply of natural gas;
•
weather conditions;
•
the price and quantity of exports of natural gas;
•
political conditions and events in other natural gas-producing countries, including embargoes and other sustained military campaigns, and acts of terrorism or sabotage;
•
domestic government regulation, legislation and policies;
•
the level of global natural gas inventories;
•
technological advances affecting energy consumption;
•
the price and availability of alternative fuels; and
•
overall U.S. and global economic and political conditions, including inflationary pressures, further increases in interest rates, a general economic slowdown or recession, political tensions and war (including future developments in the ongoing Russia-Ukraine and Israel-Hamas conflicts).

Lower natural gas prices will adversely affect:

•
our revenues, profitability and cash flow from operations;
•
the value of our proved natural gas reserves;
•
the economic viability of certain of our drilling prospects;
•
our borrowing capacity; and
•
our ability to obtain additional capital.

Our future production and revenues depend on our ability to replace our reserves.

Our future production and revenues depend upon our ability to find, develop or acquire additional natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful drilling activities or acquire properties containing proved reserves, or both. To increase reserves and production, we must continue our acquisition and drilling activities. We cannot assure you that we will have adequate capital resources to conduct acquisition and drilling activities or that our acquisition and drilling activities will result in significant additional reserves or that we will have continuing success drilling productive wells at low finding and development costs. Furthermore, while our revenues may increase if prevailing natural gas and oil prices increase significantly, our finding costs for additional reserves could also increase.

COMSTOCK RESOURCES, INC.

Substantial exploration and development activities could require significant outside capital, which could dilute the value of our common shares and restrict our activities. Also, we may not be able to obtain needed capital or financing on satisfactory terms, which could lead to a limitation of our future business opportunities and a decline in our natural gas and oil reserves.

We expect to expend substantial capital in the acquisition of, exploration for and development of natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares, and may not be possible on terms acceptable to us given the current volatility in the financial markets. The issuance of additional debt would likely require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Our cash flow from operations and access to capital is subject to a number of variables, including:

•
our estimated proved reserves;
•
the level of natural gas we are able to produce from existing wells;
•
our ability to extract natural gas liquids from the natural gas we produce;
•
the prices at which natural gas liquids and natural gas are sold; and
•
our ability to acquire, locate and produce new reserves.

If our revenues decrease as a result of lower natural gas prices, operating difficulties or declines in reserves, our ability to obtain the capital necessary to undertake or complete future exploration and development programs and to pursue other opportunities may be limited, which could result in a curtailment of our operations relating to exploration and development of our prospects, which in turn could result in a decline in our natural gas and oil reserves.

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

We are subject to stringent federal, state and local laws. These laws, among other things, govern the issuance of permits to conduct exploration, drilling and production operations, the amounts and types of materials that may be released into the environment, the discharge and disposition of waste materials, the remediation of contaminated sites and the reclamation and abandonment of wells, sites and facilities. Numerous governmental departments issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and even criminal penalties for failure to comply. The regulatory burden on the natural gas and oil industry from these environmental laws and regulations increases our cost of doing business and consequently affects our profitability.

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

COMSTOCK RESOURCES, INC.

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

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change, and investors' expectations regarding ESG matters, may also adversely affect demand for our products. Any long-term material adverse effect on the natural gas and oil industry could have a significant financial and operational adverse impact on our business.

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

COMSTOCK RESOURCES, INC.

The successful acquisition of producing properties requires an assessment of numerous factors beyond our control, including, without limitation:

•
recoverable reserves;
•
exploration potential;
•
future natural gas prices;
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

We had $2.7 billion principal amount of debt as of December 31, 2023.

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
•
pay dividends.

COMSTOCK RESOURCES, INC.

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the indentures governing our outstanding notes. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Furthermore, our bank credit facility is subject to various interest rates that are tied to adjusted SOFR or an alternate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

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
•
fires;
•
explosions;
•
blow-outs and surface cratering;
•
uncontrollable flows of natural gas and formation water;
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

We are heavily dependent on our information systems and computer-based programs, including our well operations information, seismic data, electronic data processing and accounting data. If any of these programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include loss of our communication links, our inability to find, produce, process and sell natural gas and oil and the inability to automatically

COMSTOCK RESOURCES, INC.

process commercial transactions or engage in similar automated or computerized business activities. Any of these consequences could have a material effect on our business.

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

As a natural gas and oil producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security or operation of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, either to the Company or a third party upon which we rely, they could lead to:

•
Loss of or damage to our data, intellectual property, or other proprietary or confidential information;
•
Interruption or degradation of our operations, services, or systems availability;
•
Compromise or corruption of our data or systems integrity;
•
Reputational harm or loss of customer trust or confidence;
•
Legal liability, regulatory fines, penalties, or sanctions;
•
Remediation or mitigation costs, such as increased security expenditures, investigation expenses, or litigation fees;
•
Increased insurance premiums or difficulty in obtaining adequate insurance coverage; or
•
Other negative consequences.

Any of the foregoing could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

We are subject to extensive governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, natural gas and oil, as well as the safe operations thereof. Future laws or regulations, adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. We may be required to make large and unanticipated capital expenditures to comply with present and future governmental laws and regulations, such as:

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

COMSTOCK RESOURCES, INC.

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

The extent of our commodity price exposure is related largely to the effectiveness and scope of our derivative activities. For example, the derivative instruments we utilize are primarily based on NYMEX futures prices, which may differ significantly from the actual natural gas prices we realize in our operations. Furthermore, we have adopted a policy that requires that we enter into derivative transactions related to only a portion of our expected production volumes and, as a result, we will continue to have direct commodity price exposure on the portion of our production volumes not covered by these derivative financial instruments.

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

In addition, our hedging transactions are subject to the following risks:

•
we may be limited in receiving the full benefit of increases in natural gas prices as a result of these transactions;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We face various cybersecurity threats that could adversely affect our business, financial condition, and results of operations. We have implemented processes and procedures to assess, identify, and manage these risks, as well as to respond to and mitigate the impact of any potential or actual cybersecurity incidents to our information systems and the information residing therein.

Our processes for assessing and identifying cybersecurity risks include regular network security assessments, vulnerability scans, penetration tests, and audits of our information systems, as well as monitoring and analysis of network activity and threat intelligence. We engage third-party service providers to assist us with some of these activities. We also have processes to oversee and identify cybersecurity risks associated with our use of third-party service providers, such as conducting due diligence, reviewing contracts, and verifying compliance with security standards and best practices.

Our cybersecurity risk management processes have been integrated into our enterprise risk framework, which identifies, aggregates, and evaluates risks across the enterprise. We identify our enterprise risks through each member of our management team, along with counsel from our internal auditors and attorneys and we present an assessment of our enterprise risks to our board of directors on an annual basis. Our information technology management plays an integral part in the identification and communication of cybersecurity risks to our management team.

COMSTOCK RESOURCES, INC.

Despite our efforts, there is the ever-present risk that our systems and/or data will suffer a successful cyber incident such as unauthorized access, use, disclosure, modification, or destruction by hackers, cybercriminals, state-sponsored actors, insiders, or other malicious actors. We have experienced attempts to compromise our systems and/or data. These attempts included phishing attacks, malware infections, and unauthorized access attempts. We do not believe that these attempts, if successful, would have resulted in a material adverse effect on our business, financial condition, or results of operations. We continue to be diligent in preventing, detecting, and responding to a cyber incident. However, we cannot guarantee that we will not suffer cybersecurity incidents in the future, which could result in:

•
Loss of or damage to our data, intellectual property, or other proprietary or confidential information;
•
Interruption or degradation of our operations, services, or systems availability;
•
Compromise or corruption of our data or systems integrity;
•
Reputational harm or loss of customer trust or confidence;
•
Legal liability, regulatory fines, penalties, or sanctions;
•
Remediation or mitigation costs, such as increased security expenditures, investigation expenses, or litigation fees;
•
Increased insurance premiums or difficulty in obtaining adequate insurance coverage; or
•
Other negative consequences.

Any of these outcomes could have a material adverse effect on our business, financial condition, or results of operations.

The Audit Committee of our Board of Directors provides oversight over our cybersecurity risk management and strategy. The committee receives updates from our information technology management and external advisors on our cybersecurity posture, initiatives, and incidents on an annual or as needed basis. Our information technology department is responsible for assessing and managing our cybersecurity risks on a day-to-day basis and their processes for managing cybersecurity risks include implementing and maintaining security controls, policies, and procedures to protect our information systems and the information residing therein. They also provide periodic awareness notifications to our employees and contractors on cybersecurity best practices and their roles and responsibilities. In addition, we have established an incident response plan to coordinate our response to and recovery from any cybersecurity incidents. Our Director of Information Technology has over 20 years of experience in managing organizations in the energy and telecom industries. We also have a Certified Information Systems Security Professional, who has eight years of experience in cyber and information security.

ITEM 2. PROPERTIES

The information set forth under Item 1 of this report is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings which management believes will have a material adverse effect on our consolidated results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

COMSTOCK RESOURCES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". As of February 16, 2024, we had 278,429,463 shares of common stock outstanding, which were held by 161 holders of record. During 2023, we paid quarterly cash dividends on our common stock of 12.5¢ per share. The declaration and payment of future dividends will be at the discretion of the board of directors and will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Stockholder Return Performance

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2023 with the cumulative returns during the same period for the New York Stock Exchange Index and the SPDR Standard & Poor's ("S&P") Oil and Gas Exploration and Production ETF. The graph assumes that $100.00 was invested on the last trading day of 2018, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among Comstock, the NYSE Composite Index and the S&P Oil & Gas Exploration and Production ETF Index

	As of December 31,
Total Return Analysis	2018	2019	2020	2021	2022	2023
Comstock	$100.00	$181.68	$96.47	$178.59	$304.71	$206.02
NYSE Composite	$100.00	$125.51	$134.28	$162.04	$146.89	$167.12
SPDR S&P Oil and Gas Exploration and Production ETF	$100.00	$90.56	$57.59	$96.03	$139.60	$144.57

_______________

(1)
The data contained in the above graph is deemed to be furnished and not filed pursuant to Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section.

ITEM 6. [RESERVED]

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States. Our assets are concentrated in the Haynesville and Bossier shale located in North Louisiana and East Texas, a premier natural gas basin with superior economics due to the geographic proximity to Gulf Coast natural gas markets. We own interests in 2,478 producing natural gas and oil wells (1,516.7 net to us) and we operate 1,703 of these wells.

We use the successful efforts method of accounting, which allows only for the capitalization of costs associated with developing proven natural gas and oil properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire seismic data used for exploration, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

We generally sell our natural gas and oil at current market prices at the point our wells connect to third party purchaser pipelines or terminals. We have entered into certain transportation and treating agreements with midstream and pipeline companies to transport a substantial portion of our natural gas production to long-haul gas pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, natural gas. Natural gas prices have historically been volatile and are likely to remain volatile in the future.

Our operating costs are generally comprised of several components, including costs of our field personnel, insurance, repair and maintenance costs, production supplies, fuel used in operations, transportation costs, workover expenses and state production and ad valorem taxes.

Like all natural gas and oil exploration and production companies, we face the challenge of replacing our reserves. Although in the past we have offset the effect of declining production rates from existing properties through successful acquisition and drilling efforts, there can be no assurance that we will be able to continue to offset production declines or maintain production at current rates through future acquisitions or drilling activity.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, natural gas and oil, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our natural gas and oil wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $30.8 million as of December 31, 2023.

Prices for natural gas and oil have been highly volatile in recent years but we expect our natural gas production to increase, assuming we maintain a sufficient development program to offset expected production declines from our producing wells. The level of our drilling activity is dependent on natural gas prices. If we are unable to offset production declines with the new wells we plan to drill in 2024 and future periods, our production volumes and cash flows from our operating activities may not be sufficient to fund our capital expenditures, and thus, we may need to either curtail drilling activity or seek additional borrowings, which would result in an increase in our interest expense in 2024 and future periods. We may need to recognize impairments of our natural gas and oil properties if natural gas and oil prices decline, and as a result, the expected future cash flows from these properties becomes insufficient to recover their carrying value.

COMSTOCK RESOURCES, INC.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Our operating data for the year ended December 31, 2023 and 2022 are summarized below:

	Year Ended December 31,
	2023	2022
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	524,467	500,616
Oil (MBbls)	70	82
Natural gas equivalent (MMcfe)	524,890	501,107
Revenues:
Natural gas sales	$1,259,450	$3,117,094
Oil sales	5,161	7,597
Total natural gas and oil sales	$1,264,611	$3,124,691
Expenses:
Production and ad valorem taxes	$91,803	$77,917
Gathering and transportation	$184,906	$155,679
Lease operating	$132,203	$111,134
Exploration	$1,775	$8,287
Average Sales Price:
Natural gas (per Mcf)	$2.40	$6.23
Oil (per Bbl)	$73.73	$92.65
Average equivalent (Mcfe)	$2.41	$6.24
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.18	$0.16
Gathering and transportation	$0.35	$0.31
Lease operating	$0.25	$0.22
Gas Services:
Gas services revenue	$300,498	$503,366
Gas services expense	$282,050	$465,044

Natural gas and oil sales. Natural gas and oil sales of $1.3 billion in 2023 decreased by $1.9 billion, or 60%, as compared to $3.1 billion in 2022. The decrease was primarily due to lower prices received for our natural gas production. Our 2023 natural gas production increased 5% to 524.5 Bcf (1.4 Bcf per day), and was sold at an average price of $2.40 per Mcf as compared to 500.6 Bcf (1.4 Bcf per day) sold at an average price of $6.23 in 2022.

We utilize natural gas derivative financial instruments to manage our exposure to changes in prices of natural gas to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Year Ended December 31,
	2023	2022
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.40	$6.23
Cash settlements on derivative financial instruments, per Mcf	0.15	(1.73)
Price per Mcf, including cash settlements on derivative financial instruments	$2.55	$4.50

Gas services revenues. Gas services revenues of $300.5 million in 2023 decreased $202.9 million (40%) from $503.4 million in 2022. Gas services activities include sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas gathering and treating services. These activities commenced in 2022 with the acquisition of a pipeline and natural gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana. Gas services revenues decreased in 2023 due primarily to lower natural gas prices on sales of natural gas purchased to utilize our excess transport capacity.

COMSTOCK RESOURCES, INC.

Production and ad valorem taxes. Our production and ad valorem taxes increased $13.9 million (18%) to $91.8 million in 2023 from $77.9 million in 2022. This increase was primarily related to increases in the Louisiana production tax rate and higher ad valorem taxes.

Gathering and transportation. Gathering and transportation costs increased $29.2 million (19%) to $184.9 million in 2023 as compared to $155.7 million in 2022. This increase was due to production growth in areas with higher average gathering and transportation rates.

Lease operating expenses. Our lease operating expense of $132.2 million ($0.25 per Mcfe) in 2023 was $21.1 million, or 19%, higher than lease operating expenses in 2022 of $111.1 million ($0.22 per Mcfe). The increase in lease operating expense was due to higher production and increased water disposal costs and other production costs.

Gas services expenses. Gas services expenses of $282.1 million in 2023 were $183.0 million (39%) lower than gas services expenses in 2022 of $465.0 million. The decrease was due primarily to lower natural gas prices for purchases of third party natural gas for resale.

Depreciation, depletion and amortization expense ("DD&A"). DD&A expense increased $118.5 million (24%) to $607.9 million in 2023 from $489.5 million in 2022 and our DD&A expense per equivalent Mcf produced was $1.16 per Mcfe in 2023 as compared to $0.98 per Mcfe in 2022. The increase in DD&A rate was primarily due to higher drilling and completion costs incurred for wells turned to sales in 2023 combined with lower estimated proved reserves resulting from the low natural gas price used in the determination of proved reserves at December 31, 2023.

General and administrative expenses. General and administrative expenses, which are reported net of overhead reimbursements, decreased to $38.0 million in 2023 from $39.4 million in 2022 due primarily to lower personnel costs. Stock-based compensation included in general and administrative expenses was $9.9 million and $6.6 million in 2023 and 2022, respectively.

Derivative financial instruments. We use derivative financial instruments as part of our price risk management program to protect the cash flow we generate from our operating activities. We had net gains on derivative financial instruments of $187.6 million for 2023 as compared to net losses on derivative financial instruments of $662.5 million for 2022. Realized net gains from our natural gas price risk management program were $80.3 million in 2023 as compared to $862.7 million of realized net losses in 2022. We recognized unrealized gains on derivative financial instruments of $107.3 million and $200.2 million in 2023 and 2022, respectively.

Interest expense. Interest expense was $169.0 million for 2023 as compared to $171.1 million for 2022. Included in interest expense was amortization of the premiums or discounts on our senior notes and the debt issuance cost amortization associated with our outstanding debt. The non-cash interest expense for 2023 totaled $8.0 million compared with $10.3 million for 2022. The decrease in interest expense in 2023 was due primarily to the retirement of our 7.5% senior notes in 2022.

Loss on early retirement of debt. During 2022, we retired $244.4 million principal amount of our 7.5% senior notes and $26.1 million principal amount of our 6.75% senior notes. As a result of premiums paid over face value and costs associated with the retirements, we recognized a loss on early retirement of debt of $46.8 million during 2022.

Income taxes. Our income tax provision was $35.1 million and $261.1 million in 2023 and 2022, respectively. Our effective tax rate of 14% in 2023 and 19% in 2022 differed from the federal income tax rate of 21% primarily due to changes in our valuation allowance on our federal and state net operating loss carryforwards and state income taxes.

Net income. We reported net income available to common stockholders of $211.9 million or $0.76 per diluted share in 2023 and a net income available to common stockholders of $1.1 billion or $4.11 per diluted share in 2022. The decrease in net income in 2023 is primarily due to the impact of lower natural gas prices in 2023. Income from operations in 2023 decreased to $226.6 million as compared to $2.3 billion in 2022.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 17, 2023.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31,
	2023	2022
	(in thousands)
Sources of cash and cash equivalents:
Operating activities	$1,016,846	$1,698,388
Borrowings on bank credit facility, net of repayments	480,000	—
Proceeds from asset sales	41,295	4,186
Contributions from noncontrolling interest	24,000	—
Total	$1,562,141	$1,702,574

Uses of cash and cash equivalents:
Capital expenditures	$1,459,096	$1,101,869
Retirement of senior notes	—	273,920
Repayments on bank credit facility, net of borrowings	—	235,000
Common stock dividends	138,985	34,688
Preferred stock dividends	—	16,014
Debt issuance costs	144	10,839
Other	1,899	6,255
Total	$1,600,124	$1,678,585

Cash flows from operating activities. Net cash provided by our operating activities decreased $681.5 million (40%) to $1.0 billion in 2023 from $1.7 billion in 2022. The decrease was primarily due to the lower realized natural gas prices we had in 2023.

Proceeds from asset sales. In 2023, we sold certain non-operated properties for net proceeds of $41.3 million. In 2022, we sold certain non-operated properties for net proceeds of $4.2 million.

Contributions from noncontrolling interest. During the fourth quarter of 2023, we formed a midstream partnership to fund the future build-out of our Western Haynesville midstream system over the next several years. During 2023, the noncontrolling interest contributed $24.0 million to the midstream partnership.

Capital expenditures. The increase in capital expenditures of $357.2 million is primarily due to higher drilling, completion and acquisition activities in 2023.

COMSTOCK RESOURCES, INC.

Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2023	2022
	(in thousands)
Acquisitions:
Proved property	$—	$500
Unproved property	98,553	54,120
Exploration and development:
Developmental leasehold costs	27,905	13,727
Exploratory drilling and completion costs	244,129	63,520
Development drilling and completion costs	974,664	901,026
Other development costs	25,130	53,693
Asset retirement obligations	(19)	686
Total exploration and development	1,370,362	1,087,272
Midstream property	35,694	17,972
Other property	491	803
Total capital expenditures	$1,406,547	$1,106,047
Change in accrued capital expenditures and other	18,562	(37,561)
Prepaid drilling costs	34,010	34,069
Asset retirement obligations	(23)	(686)
Total cash capital expenditures	$1,459,096	$1,101,869

We currently expect to spend approximately $750 million to $850 million in 2024 on our development and exploration projects primarily focused on the continued development of our Haynesville/Bossier shale properties including the exploration and development of our Western Haynesville acreage. We also expect to spend $125.0 million to $150.0 million in our Western Haynesville midstream partnership. Under our 2024 operating plan, we currently expect to run five operated drilling rigs and to drill 46 operated horizontal wells (35.9 net) and to turn 44 operated wells (38.2 net) to sales in 2024.

Retirement of senior notes. In 2022, we retired all of our outstanding 7.5% senior notes due in 2025 for $248.9 million, which included premiums paid over face value of $4.5 million, and we retired $26.1 million principal amount of our 6.75% senior notes for $24.9 million.

Common stock and preferred stock dividends. In 2023, we paid a quarterly cash dividend of 12.5¢ per share of common stock. On December 15, 2022, we paid a cash dividend of 12.5¢ per share of common stock. On November 30, 2022, all of the outstanding shares of our Series B Redeemable Convertible Preferred Stock were converted into 43,750,000 shares of common stock.

Debt issuance costs. In 2022, we entered into a new five-year bank credit facility and we incurred $10.8 million of issuance costs associated with the new bank credit facility

Liquidity and Capital Resources

As of December 31, 2023, we had $480.0 million outstanding under a bank credit facility. Aggregate commitments under the credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our restricted subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused portion of the committed borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem our senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of December 31, 2023.

As of December 31, 2023, we had $1.0 billion of liquidity, comprised of $1.0 billion of unused borrowing capacity under our bank credit facility and $16.7 million of cash and cash equivalents on hand. Our short and long-term capital

COMSTOCK RESOURCES, INC.

requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations, and debt service.

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

Our contractual obligations consist primarily of natural gas transportation and gathering contracts, principal and interest payments on our senior notes and bank credit facility and other operating lease obligations. Our natural gas transportation and gathering contracts extend to 2031 and commitments under these contracts are $97.8 million for 2024, $89.6 million for 2025, $63.9 million for 2026, $62.7 million for 2027, $56.3 million for 2028 and $96.4 million for commitments thereafter. Interest payments under our senior notes and bank credit facility are $175.1 million for 2024 through 2026, $170.6 million for 2027, $139.3 million for 2028 and $72.8 million for all periods thereafter.

Federal and State Taxation

At December 31, 2023, we had $754.1 million in U.S. federal net operating loss carryforwards and $1.7 billion in certain state net operating loss carryforwards. As a result of a change of control in August 2018, our ability to use U.S. federal net operating losses ("NOLs") to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2019 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2020. Currently, we are under examination with the state of Louisiana and we believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reported amounts of assets, liabilities, revenues or expenses.

Successful efforts accounting. We are required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for natural gas and oil producing activities. The full cost method allows the capitalization of all costs associated with finding natural gas and oil reserves, including certain general and administrative expenses. The successful efforts method allows only for the capitalization of costs associated with developing proven natural gas and oil properties as well as exploration costs associated with successful exploration projects. Costs related to exploration that are not successful are expensed when it is determined that commercially productive oil and gas reserves were not found. We have elected to use the successful efforts method to account for our oil and gas activities and we do not capitalize any of our general and administrative expenses.

Natural gas and oil reserve quantities. The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved natural gas and oil reserves attributable to our properties. The determination of whether impairments should be recognized on our oil and gas properties is also dependent on these estimates, as well as estimates of probable reserves. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities and timing of natural gas and oil that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future natural gas and oil prices may all differ materially from

COMSTOCK RESOURCES, INC.

those assumed in these estimates. Proved reserve estimates included in this report were prepared by the Company's engineers and audited by independent petroleum engineers.

The information regarding present value of the future net cash flows attributable to our proved natural gas and oil reserves are estimates only and should not be construed as the current market value of the estimated natural gas and oil reserves attributable to our properties. Thus, such information includes revisions of certain reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions reflect additional information from subsequent activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices. Any future downward revisions could adversely affect our financial condition, our future prospects and the value of our common stock.

Impairment of natural gas and oil properties. We evaluate our proved properties for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property's proved and risk adjusted probable natural gas and oil reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on a corporate forecast which considers forecasts from multiple independent price forecasts. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The natural gas and oil prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. Unproved properties are evaluated for impairment based upon the results of drilling, planned future drilling and the terms of our natural gas and oil leases. It is reasonably possible that our estimates of undiscounted future net cash flows attributable to our natural gas and oil properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable natural gas and oil reserves, results of future drilling activities, future prices for natural gas and oil, and increases or decreases in production and capital costs. As a result of these changes, there may be impairments in the carrying values of our proved and unproved natural gas and oil properties in the future.

Goodwill. We have goodwill of $335.9 million as of December 31, 2023 that was recorded in 2018. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. We are not required to amortize goodwill as a charge to earnings; however, we are required to conduct an annual review of goodwill for impairment. We determine the potential for impairment of our goodwill by initially preparing a qualitative fair value assessment of our business value. In performing this qualitative assessment, we examine relevant events and circumstances that could have a negative effect on our business, including macroeconomic conditions, industry and market conditions (including current commodity price), earnings and cash flows, overall financial performance and other relevant entity specific events.

If the qualitative assessment indicates that it is more likely than not that our business is impaired, a quantitative analysis would be performed to assess our fair value and to determine the amount of impairment, if any, that requires recognition. When performing a quantitative impairment assessment of goodwill, fair value is determined based on a market approach or an income approach. If the carrying value of goodwill exceeds the fair value calculated using the quantitative approach, an impairment charge would be recorded for the difference between fair value and carrying value. If oil or natural gas prices decrease, drilling efforts are unsuccessful or our market capitalization declines, it is reasonably possible that impairments would need to be recognized. We performed a quantitative assessment of goodwill as of October 1, 2023 and determined there was no goodwill impairment.

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

COMSTOCK RESOURCES, INC.

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

As of December 31, 2023, we had natural gas price swap agreements to hedge approximately 146.4 Bcf of our 2024 production at an average price of $3.55 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

A change of 10% in the market price of natural gas on December 31, 2023 would change the fair value of our natural gas swaps by approximately $38.2 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At December 31, 2023, we had approximately $2.7 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.2 billion of our long-term debt bear interest at a fixed rate of 6.75%. The fair market value of the senior notes due 2030 and senior notes due 2029 as of December 31, 2023 were $849.2 million and $1.1 billion, respectively, based on the market price of approximately 88% and 93% of the face amount of such debt. At December 31, 2023, we had $480.0 million of outstanding borrowings under our bank credit facility, which is subject to variable rates of interest that are tied to adjusted SOFR or an alternate base rate, at our option. Any increase in these interest rates would have an adverse impact to our results of operations and cash flow.

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

COMSTOCK RESOURCES, INC.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2023, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023, follows below.

COMSTOCK RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 16, 2024

COMSTOCK RESOURCES, INC.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURSIDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023.

Section 16(a) Beneficial Ownership Reporting Compliance. Our directors, executive officers and stockholders with ownership of 10% or greater are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of their ownership and changes to their ownership of our securities with the SEC. Based solely on our review of the reports and any written representations we received that no other reports were required, we believe that, during the year ended December 31, 2023, all of our officers, directors and stockholders with ownership of 10% or greater complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2024 annual meeting, which will be filed with the SEC within 120 days of December 31, 2023, for additional information regarding our corporate governance policies.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	1,521,802	3,262,987

(1)
Represents performance share unit awards that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023.

COMSTOCK RESOURCES, INC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2023.

COMSTOCK RESOURCES, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-1 to F-25 of this report:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3
	Consolidated Statements of Operations For the Years Ended December 31, 2023, 2022 and 2021	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Consolidated Statements of Cash Flows For the Years Ended December 31, 2023, 2022 and 2021	F-6
	Notes to Consolidated Financial Statements	F-7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)
Exhibits:

The exhibits to this report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
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

COMSTOCK RESOURCES, INC.

Exhibit No.	Description
4.4*	Description of Securities.
10.1

Second Amended and Restated Credit Agreement dated as of November 15, 2022, among the Company, Wells Fargo Bank National Association as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 15, 2022).

10.2

First Amendment to Second Amended and Restated Credit Agreement dated as of October 27, 2023, among the Company, Wells Fargo Bank National Association as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

10.3#	Comstock Resources, Inc. 2019 Long-term Incentive Plan Effective as of May 31, 2019 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated June 4, 2019).
10.4#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.5#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).
10.6*	Amended and Restated Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated December 22, 2023.
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers Netherland, Sewell & Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Clawback Policy (as amended and restated) adopted by the Compensation Committee of the Board of Directors of Comstock Resources, Inc., effective as of June 6, 2023.
99.1*	Audit Letter of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2023.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 16, 2024		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 16, 2024
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 16, 2024
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 16, 2024
Elizabeth B. Davis
/s/ MORRIS E. FOSTER	Director	February 16, 2024
Morris E. Foster
/s/ JIM L. TURNER	Director	February 16, 2024
Jim L. Turner

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Depreciation, Depletion and Amortization of Proved Natural Gas and Oil Properties

Description of the Matter

At December 31, 2023, the net book value of the Company's proved natural gas and oil properties was $4,982 million, and depreciation, depletion and amortization expense ("DD&A") was $608 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its natural gas and oil properties. Under this method, the capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves, as estimated by the Company's engineers. Proved natural gas and oil reserves are prepared using standard geological and engineering methods generally recognized in the petroleum industry based on evaluations of estimated in-place hydrocarbon volumes using financial and non-financial inputs. Judgment is required by the Company's engineers in interpreting the data used to estimate reserves. Estimating proved natural gas and oil reserves requires the selection and evaluation of inputs, including historical production, natural gas and oil price assumptions, future operating and capital cost assumptions, among others. Because of the complexity involved in estimating natural gas and oil reserves, management used independent petroleum engineers to audit the proved reserve estimates prepared by the Company's engineers as of December 31, 2023.

Auditing the Company's DD&A calculation is complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by these engineers in estimating proved natural gas and oil reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that address the risks of material misstatement relating to the DD&A calculation, including controls over the completeness and accuracy of the financial data used in estimating proved natural gas and oil reserves.

Our testing of the Company's DD&A calculation included, among other procedures, evaluating the professional qualifications and objectivity of the Company's engineers responsible for the preparation of the reserve estimates and the independent petroleum engineers used to audit the estimates. On a sample basis, we tested the completeness and accuracy of the financial data used in the estimation of proved natural gas and oil reserves by agreeing significant inputs to source documentation, where applicable, and assessing the inputs for reasonableness based on our review of corroborative evidence and consideration of any contrary evidence. Additionally, we performed analytic procedures on select inputs into the natural gas and oil reserve estimate as well as lookback procedures on the output. For proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements. Finally, we tested that the DD&A calculation is based on the appropriate proved natural gas and oil reserve amounts from the Company's reserve report.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas

February 16, 2024

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2023	2022
ASSETS	(In thousands)
Cash and cash equivalents	$16,669	$54,652
Accounts receivable:
Natural gas and oil sales and gas services	166,639	415,079
Joint interest operations	48,704	76,521
From affiliates	16,087	18,527
Derivative financial instruments	126,775	23,884
Other current assets	86,619	56,324
Total current assets	461,493	644,987
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	7,126,519	5,843,409
Unproved	343,419	298,230
Other	62,382	26,475
Accumulated depreciation, depletion and amortization	(2,147,549)	(1,545,459)
Net property and equipment	5,384,771	4,622,655
Goodwill	335,897	335,897
Operating lease right-of-use assets	71,462	90,716
	$6,253,623	$5,694,255
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$523,260	$530,195
Accrued expenses	134,466	183,111
Operating leases	23,765	38,411
Derivative financial instruments	—	4,420
Total current liabilities	681,491	756,137
Long-term debt	2,640,391	2,152,571
Deferred income taxes	470,035	425,734
Long-term operating leases	47,742	52,385
Reserve for future abandonment costs	30,773	29,114
Total liabilities	3,870,432	3,415,941
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 278,429,463 and 277,517,087 shares issued and outstanding at December 31, 2023 and 2022, respectively	139,214	138,759
Additional paid-in capital	1,260,930	1,253,417
Accumulated earnings	958,270	886,138
Total stockholders' equity attributable to Comstock	2,358,414	2,278,314
Noncontrolling interest	24,777	—
Total stockholders' equity	2,383,191	2,278,314
	$6,253,623	$5,694,255

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$1,259,450	$3,117,094	$1,775,768
Oil sales	5,161	7,597	74,962
Total natural gas and oil sales	1,264,611	3,124,691	1,850,730
Gas services	300,498	503,366	—
Total revenues	1,565,109	3,628,057	1,850,730
Operating expenses:
Production and ad valorem taxes	91,803	77,917	49,141
Gathering and transportation	184,906	155,679	130,940
Lease operating	132,203	111,134	103,467
Depreciation, depletion and amortization	607,908	489,450	469,388
Gas services	282,050	465,044	—
General and administrative, net	37,992	39,405	34,943
Exploration	1,775	8,287	—
(Gain) loss on sale of assets	(125)	(340)	162,077
Total operating expenses	1,338,512	1,346,576	949,956
Operating income	226,597	2,281,481	900,774
Other income (expenses):
Gain (loss) from derivative financial instruments	187,639	(662,522)	(560,648)
Other income	1,771	916	636
Interest expense	(169,018)	(171,092)	(218,485)
Loss on early extinguishment of debt	—	(46,840)	(352,599)
Total other income (expenses)	20,392	(879,538)	(1,131,096)
Income (loss) before income taxes	246,989	1,401,943	(230,322)
Provision for income taxes	(35,095)	(261,061)	(11,403)
Net income (loss)	211,894	1,140,882	(241,725)
Preferred stock dividends and accretion	—	(16,014)	(17,500)
Net income (loss) available to common stockholders	211,894	1,124,868	(259,225)
Net income attributable to noncontrolling interest	(777)	—	—
Net income (loss) available to Comstock	$211,117	$1,124,868	$(259,225)
Net income (loss) per share — basic	$0.76	$4.75	$(1.12)
Net income (loss) per share — diluted	$0.76	$4.11	$(1.12)
Weighted average shares outstanding:
Basic	276,806	236,045	231,633
Diluted	276,806	277,465	231,633
Dividends per share	$0.50	$0.125	$—

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Noncontrolling Interest	Total
	(In thousands)
Balance at December 31, 2020	232,415	$116,206	$1,095,384	$55,183	$—	$1,266,773
Stock-based compensation	766	384	6,415	—	—	6,799
Income tax withholdings on equity awards	(256)	(128)	(1,284)	—	—	(1,412)
Stock issuance costs	—	—	(156)	—	—	(156)
Net loss	—	—	—	(241,725)	—	(241,725)
Payment of preferred dividends	—	—	—	(17,500)	—	(17,500)
Balance at December 31, 2021	232,925	$116,462	$1,100,359	$(204,042)	$—	$1,012,779
Conversion of Series B convertible preferred stock	43,750	21,875	153,125	—	—	175,000
Stock-based compensation	1,159	580	6,030	—	—	6,610
Income tax withholdings on equity awards	(317)	(158)	(6,097)	—	—	(6,255)
Net income	—	—	—	1,140,882	—	1,140,882
Payment of preferred stock dividends	—	—	—	(16,014)	—	(16,014)
Payment of common stock dividends	—	—	—	(34,688)	—	(34,688)
Balance at December 31, 2022	277,517	$138,759	$1,253,417	$886,138	$—	$2,278,314
Stock-based compensation	1,103	550	9,317	—	—	9,867
Income tax withholdings on equity awards	(190)	(95)	(1,804)	—	—	(1,899)
Net income	—	—	—	211,117	777	211,894
Payment of common stock dividends	—	—	—	(138,985)	—	(138,985)
Contributions from noncontrolling interest	—	—	—	—	24,000	24,000
Balance at December 31, 2023	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$211,894	$1,140,882	$(241,725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred and non-current income taxes	44,301	228,317	(3,565)
(Gain) loss on sale of assets	(125)	(340)	162,077
Depreciation, depletion and amortization	607,908	489,450	469,388
(Gain) loss on derivative financial instruments	(187,639)	662,522	560,648
Cash settlements of derivative financial instruments	80,328	(862,715)	(419,714)
Amortization of debt discount, premium and issuance costs	7,964	10,255	21,703
Stock-based compensation	9,867	6,610	6,799
Loss on early extinguishment of debt	—	46,840	352,599
(Increase) decrease in accounts receivable	278,697	(242,389)	(121,952)
(Increase) decrease in other current assets	745	(10,296)	(98)
Increase (decrease) in accounts payable and accrued expenses	(37,094)	229,252	74,780
Net cash provided by operating activities	1,016,846	1,698,388	860,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,425,086)	(1,067,800)	(691,005)
Prepaid drilling costs	(34,010)	(34,069)	(140)
Proceeds from sales of assets	41,295	4,186	138,394
Net cash used for investing activities	(1,417,801)	(1,097,683)	(552,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	820,000	755,000	555,000
Repayments on bank credit facility	(340,000)	(990,000)	(820,000)
Issuance of Senior Notes	—	—	2,222,500
Retirement of Senior Notes	—	(273,920)	(2,210,626)
Debt and stock issuance costs	(144)	(10,839)	(35,760)
Income tax withholdings on equity awards	(1,899)	(6,255)	(1,412)
Preferred stock dividends paid	—	(16,014)	(17,500)
Common stock dividends paid	(138,985)	(34,688)	—
Contributions from noncontrolling interest	24,000	—	—
Net cash used for financing activities	362,972	(576,716)	(307,798)
Net increase (decrease) in cash and cash equivalents	(37,983)	23,989	391
Cash and cash equivalents, beginning of the year	54,652	30,663	30,272
Cash and cash equivalents, end of the year	$16,669	$54,652	$30,663

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Summary of Significant Accounting Policies

Accounting policies used by Comstock Resources, Inc. and subsidiaries reflect natural gas and oil industry practices and conform to accounting principles generally accepted in the United States of America.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Comstock Resources, Inc., its wholly owned or controlled subsidiaries and a variable interest entity for which Comstock is the primary beneficiary (collectively, "Comstock" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in natural gas and oil properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

Comstock entered into an agreement with an affiliate of Quantum Capital Solutions ("Quantum"), in the fourth quarter of 2023 to form Pinnacle Gas Services, LLC ("PGS"), a midstream company in Comstock's Western Haynesville area. As part of the transaction, Comstock contributed a 145-mile high-pressure pipeline and a natural gas treating plant. Quantum committed to contribute up to $300 million to fund future expansion costs. Quantum is entitled to a 12% dividend on its invested capital and 80% of any distributions from Pinnacle until certain return hurdles are met. After the return hurdles are met, Quantum's ownership reduces to 30%. Comstock operates and manages PGS pursuant to a management services agreement. The Board of PGS is comprised of five members: three selected by Comstock and two selected by Quantum. PGS is considered a variable interest entity to Comstock.

Comstock has the power to direct the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock include $54.9 million of other property and equipment as of December 31, 2023. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portion of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Changes in the future estimated natural gas and oil reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analyses could have a significant impact on the future results of operations.

Concentration of Credit Risk, Accounts Receivable and Credit Losses

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. The Company's policy is to assess the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the years ended December 31, 2023, 2022 and 2021, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

Other current assets at December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022
	(In thousands)
Prepaid drilling costs	$70,124	$39,084
Income tax receivable	8,312	—
Production tax refunds receivable	5,745	11,156
Prepaid expenses	2,438	2,455
Accrued proceeds from sale of natural gas and oil properties	—	3,118
Other	—	511
	$86,619	$56,324

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

The following presents the carrying amounts and the fair values of the Company's financial instruments as of December 31, 2023 and 2022:

	As of December 31,
	2023		2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$126,775	$126,775	$23,884	$23,884
Liabilities:
Commodity-based derivatives (1)	—	—	4,420	4,420
Bank credit facility (2)	480,000	480,000	—	—
6.75% senior notes due 2029 (3)	1,229,018	1,138,208	1,229,836	1,129,029
5.875% senior notes due 2030 (3)	965,000	849,200	965,000	846,788

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2023 and 2022, respectively, a Level 1 measurement.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

The Company follows the successful efforts method of accounting for its natural gas and oil properties. Costs incurred to acquire natural gas and oil leasehold are capitalized. Acquisition costs for proved natural gas and oil properties, costs of drilling and equipping productive wells, and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related natural gas and oil reserves. Equivalent units are determined by converting oil to natural gas at the ratio of one barrel of oil for six thousand cubic feet of natural gas. This conversion ratio is not based on the price of oil or natural gas, and there may be a significant difference in price between an equivalent volume of oil versus natural gas.

Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. The changes in capitalized exploratory well costs are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Beginning capitalized exploratory project costs	$867	$6,966
Additions to exploratory well costs pending the determination of proved reserves	244,129	63,520
Determined to have found proved reserves	(148,763)	(69,619)
Ending capitalized exploratory well costs	$96,233	$867

As of December 31, 2023 and 2022, the Company had no exploratory wells for which costs have been capitalized greater than one year.

The estimated future costs of dismantlement, restoration, plugging and abandonment of natural gas and oil properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Exploration expense includes geological and geophysical expenses and delay rentals related to exploratory natural gas and oil properties, costs of unsuccessful exploratory drilling and impairments of unproved properties. As of December 31, 2023 and 2022, the unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves. Most of these future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells would be drilled within the next five years as required by SEC rules in order to be included in proved reserves. The costs of unproved properties are transferred to proved natural gas and oil properties when they are either drilled or they are reflected in proved undeveloped reserves and amortized on an equivalent unit-of-production basis. Costs associated with unevaluated exploratory acreage are periodically assessed for impairment on a property by property basis, and any impairment in value is included in exploration expense. Exploratory drilling costs are initially capitalized as proved property but charged to expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company assesses the need for an impairment of the costs capitalized for its proved natural gas and oil properties when events or changes in circumstances, such as a significant drop in commodity prices, indicate that the Company may not be able to recover its capitalized costs. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The Company determines the fair values of its natural gas and oil properties using a discounted cash flow model and proved and risk-adjusted probable reserves. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for natural gas and oil prices, future natural gas and oil production, production costs, capital expenditures, and the total proved and risk-adjusted probable natural gas and oil reserves expected to be recovered. Management's natural gas and oil price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value. The natural gas and oil prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year. Unproved properties are evaluated for impairment based upon the results of drilling, planned future drilling and the terms of the natural gas and oil leases.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's estimates of undiscounted future net cash flows attributable to its natural gas and oil properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable natural gas and oil reserves, results of future drilling activities, future prices for natural gas and oil, and increases or decreases in production and capital costs. As a result of these changes, there may be future impairments in the carrying values of our natural gas and oil properties.

Other property and equipment consists primarily of pipelines, natural gas treating plants, computer equipment, furniture and fixtures and an airplane which are depreciated over estimated useful lives ranging from three to 50 years on a straight-line basis.

Goodwill

The Company had goodwill of $335.9 million as of December 31, 2023 and 2022. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets in a business combination.

The Company is required to conduct an annual review of goodwill for impairment and performs the assessment of goodwill on October 1st of each year. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. The Company performed its quantitative assessment of goodwill as of October 1, 2023 and determined there was no indication of impairment.

Leases

The Company had right-of-use lease assets of $71.5 million and $90.7 million as of December 31, 2023 and 2022, respectively, related to its corporate office lease, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts, including the effects of early termination provisions. The Company determines if contracts contain a lease at inception of the contract. Since most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate at the commencement date of the lease. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent its obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development operations. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company has two drilling rig lease contracts with a three year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contract at any time without default by the lessor. The Company's other drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The Company had two hydraulic fracturing fleet completion contracts with three year terms but both contracts were terminated during 2023. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense. For drilling rig leases, the Company has elected the practical expedient to not separate lease components from nonlease components in the determination of their lease asset and liability values.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease costs recognized during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating lease cost included in general and administrative expense	$1,768	$1,749	$1,732
Operating lease cost included in lease operating expense	2,060	1,383	879
Operating lease cost included in proved natural gas and oil properties	56,755	25,200	—
Variable lease cost (drilling and completion costs included in proved natural gas and oil properties)	28,406	25,095	—
Short-term lease cost (drilling rig costs included in proved natural gas and oil properties)	89,163	62,077	32,735
	$178,152	$115,504	$35,346

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $3.8 million, $3.1 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $174.3 million, $112.4 million and $32.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023 and 2022, the operating leases had a weighted average remaining term of 2.9 years and 2.2 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.2% and 3.5%, respectively.

As of December 31, 2023, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
2024	$28,173
2025	27,251
2026	21,181
2027	1,545
2028	1,560
Total lease payments	79,710
Imputed interest	(8,203)
Total lease liability	$71,507

Accrued Expenses

Accrued expenses at December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022
	(In thousands)
Accrued interest payable	$54,912	$54,867
Accrued drilling costs	35,876	54,438
Accrued transportation costs	32,294	28,357
Accrued employee compensation	6,700	11,308
Accrued lease operating expenses	2,299	2,412
Accrued income and other taxes	1,894	31,256
Other	491	473
	$134,466	$183,111

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve for Future Abandonment Costs

The Company's asset retirement obligations relate to future plugging and abandonment costs of its natural gas and oil properties and related facilities disposal. The Company records a liability in the period in which an asset retirement obligation is incurred, in an amount equal to the estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final retirement cost. Accretion of the discount is included as part of depreciation, depletion and amortization in the accompanying consolidated statements of operations.

The following table summarizes the changes in the Company's total estimated liability:

	Year Ended December 31,
	2023	2022
	(In thousands)
Reserve for future abandonment costs at beginning of the year	$29,114	$25,673
New wells placed on production	146	1,537
Acquisitions	—	1,211
Changes in estimates and timing	(122)	182
Liabilities settled	(41)	(80)
Divestitures	(1)	(944)
Accretion expense	1,677	1,535
Reserve for future abandonment costs at end of the year	$30,773	$29,114

Stock-based Compensation

The Company has stock-based employee compensation plans under which stock awards, comprised primarily of restricted stock and performance share units ("PSUs"), are issued to employees and non-employee directors. The Company follows the fair value-based method in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Forfeitures are recognized as they occur.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of North American natural gas and oil.

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

Major Purchasers

In 2023, the Company had three major purchasers of its natural gas production that accounted for 20%, 17%, and 10% of its total natural gas and oil sales. In 2022, the Company had three major purchasers of its natural gas production that accounted for 27%, 21%, and 12% of its total natural gas and oil sales. In 2021, the Company had three major purchasers of its natural gas production that accounted for 22%, 21% and 13% of its total natural gas and oil sales. The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its natural gas and oil production from other purchasers.

Revenue Recognition and Gas Balancing

Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points. Costs incurred to gather or transport each product prior to the transfer of control are recognized as operating expenses.

Gas services revenues represent sales of natural gas purchased for resale from unaffiliated third parties and fees received for gathering and treating services for certain natural gas wells not operated by the Company. Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Profits and losses earned in the gathering and treating of natural gas produced by the Company's natural gas wells are eliminated in consolidation. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.

All natural gas and oil and gas services revenues are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties. These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party for oil and vary for natural gas based upon the terms set out in the confirmations between both parties. Prices for sales of natural gas and oil are generally based upon terms that are common in the natural gas and oil industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions. As a result, prices for natural gas and oil routinely fluctuate based on changes in these factors. Prices for gathering and treating services are generally fixed in nature but can vary due to the quality of the gas being treated. Each unit of production (thousand cubic feet of natural gas and barrel of crude oil ) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its natural gas and oil revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Natural gas and oil revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed or purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenue received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2023 or 2022.

The Company has recognized accounts receivable of $166.6 million and $415.1 million as of December 31, 2023 and 2022, respectively, from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the natural gas and oil properties operated by the Company of $29.7 million, $27.5 million and $25.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At December 31, 2023 and 2022, 1,429,084 and 966,058 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's shareholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Unvested restricted stock	1,248	926	1,057

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

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per unit amounts)
Weighted average PSUs	662	925	1,146
Weighted average grant date fair value per unit	$15.92	$15.11	$8.11

The Series B Convertible Preferred Stock was convertible into 43,750,000 shares of common stock. On November 30, 2022, all outstanding shares of the Series B Convertible preferred stock were converted into 43,750,000 shares of common stock. The dilutive effect of preferred stock is computed using the if-converted method as if conversion of the preferred shares had occurred at the earlier of the date of issuance or the beginning of the period. Weighted average shares of convertible preferred stock outstanding were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Weighted average convertible preferred stock	—	40,034	43,750

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses. For the year ended December 31, 2023, the weighted average shares of unvested restricted stock and PSUs were excluded from the computation of earnings per share because to include them would have been antidilutive to the calculation.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted income (loss) per share were determined as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share amounts)
Net income (loss) available to common stockholders	$211,894	$1,124,868	$(259,225)
Income allocable to unvested restricted stock	(327)	(4,278)	—
Basic net income (loss) available to common stockholders	$211,567	$1,120,590	$(259,225)
Income allocable to convertible preferred stock	—	16,014	—
Income allocable to unvested restricted stock	—	4,278	—
Diluted net income (loss) available to common stockholders	$211,567	$1,140,882	$(259,225)

Basic weighted average shares outstanding	276,806	236,045	231,633
Effect of dilutive securities:
PSUs	—	911	—
Restricted stock	—	475	—
Convertible preferred stock	—	40,034	—
Diluted weighted average shares outstanding	276,806	277,465	231,633

Basic income (loss) per share	$0.76	$4.75	$(1.12)
Diluted income (loss) per share	$0.76	$4.11	$(1.12)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes and other non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Cash payments for:
Interest	$161,009	$166,275	$203,742
Income tax payments	$29,783	$16,524	$149
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(18,562)	$34,443	$(4,964)
Liabilities assumed in exchange for right-of-use lease assets	$195,402	$110,090	$5,847
Non-cash financing activities include:
Conversion of preferred stock into common stock	$—	$175,000	$—

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting–Improvements to Reportable Segment Disclosures". ASU 2023-07 requires additional disclosures about a public entity's reportable segments, including requiring all annual disclosures of reportable segment's profit or loss and assets during interim periods, identifying the title and position of an entity's chief operating decision maker ("CODM"), disclosing significant expenses regularly provided to the CODM that are included in each reported measure of segment profit or loss, and disclosing additional measures of profit or loss used by the CODM in deciding how to allocate resources. The update is effective for public entities for fiscal years beginning after December 15, 2023, and interim and fiscal years beginning after December 15, 2024. ASU 2023-07 will not have an impact on the Company's reported results of operations, financial position or liquidity but will have an impact on the Company's financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning after December 15, 2024. ASU 2023-07 will not have an impact on the Company's reported results of operations, financial position or liquidity but will have an impact on the Company's financial statement disclosures.

(2)
Acquisitions and Dispositions of Natural Gas and Oil Properties

Acquisitions

During 2023, 2022 and 2021, the Company spent $98.6 million, $54.4 million and $22.9 million on its leasing program to acquire 79,741, 104,314 and 32,556 net acres, respectively, in the Western Haynesville area.

In 2022, the Company acquired a 145-mile pipeline and natural gas treating plant from an unaffiliated third party and the undeveloped deep rights on approximately 68,000 net undeveloped acres in East Texas for $35.6 million including transaction costs. The purchase price was allocated as follows: $18.8 million was allocated to unproved natural gas and oil properties and $16.8 million to other property and equipment.

In 2021, the Company acquired approximately 17,500 net acres of predominantly undeveloped Haynesville shale acreage in East Texas from an unaffiliated third party, which also included interests in 37 producing wells for $34.7 million.

Dispositions

The Company sold its interest in certain natural gas and oil non-operated properties for $41.3 million and $4.1 million in 2023 and 2022, respectively. In November 2021, the Company sold its non-operated properties in the Bakken shale for $138.1 million after selling expenses and incurred a $162.2 million pre-tax loss on the divestiture.

(3)
Natural Gas and Oil Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of natural gas and oil properties and costs incurred by the Company for its natural gas and oil property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2023	2022
	(In thousands)
Proved properties:
Leasehold costs	$3,198,028	$3,117,028
Wells and related equipment and facilities	3,928,491	2,726,381
Accumulated depreciation depletion and amortization	(2,144,084)	(1,543,003)
	4,982,435	4,300,406
Unproved properties	343,419	298,230
	$5,325,854	$4,598,636

Costs Incurred

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Property acquisitions:
Proved property	$—	$500	$21,781
Unproved property	98,553	54,120	35,871
Exploration and development:
Developmental leasehold costs	27,905	13,727	12,953
Exploratory drilling and completion costs	244,129	63,520	6,966
Development drilling and completion costs	974,664	901,026	569,141
Other development costs	25,130	53,693	39,168
Asset retirement obligations	(19)	686	5,608
Total capital expenditures	$1,370,362	$1,087,272	$691,488

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2023	2022
	(In thousands)
Bank Credit Facility:
Principal	$480,000	$—
6.75% Senior Notes due 2029:
Principal	1,223,880	1,223,880
Premium, net of amortization	5,138	5,956
5.875% Senior Notes due 2030:
Principal	965,000	965,000
Debt issuance costs, net of amortization	(33,627)	(42,265)
	$2,640,391	$2,152,571

The premium on the 6.75% senior notes due 2029 is being amortized over its life using the effective interest rate method. Debt issuance costs are amortized over the lives of the bank credit facility and senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt as of December 31, 2023 by year of maturity:

	2024	2025	2026	2027	2028	Thereafter	Total
	(In thousands)
Bank Credit Facility	$—	$—	$—	$480,000	$—	$—	$480,000
6.75% Senior Notes due 2029	—	—	—	—	—	1,223,880	1,223,880
5.875% Senior Notes due 2030	—	—	—	—	—	965,000	965,000
	$—	$—	$—	$480,000	$—	$2,188,880	$2,668,880

As of December 31, 2023, the Company had $480.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base of $2.0 billion, which is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its restricted subsidiaries and bear interest at the Company's option, at either adjusted SOFR plus 1.75% to 2.75% or an alternative base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The weighted average interest rate on borrowings under the bank credit facility were 7.33% and 3.61% during the years ended December 31, 2023 and 2022, respectively. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of December 31, 2023.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of its 6.75% senior notes due in 2029 and $965.0 million principal amount of its 5.875% senior notes due in 2030. The Company recognized a loss of $352.6 million on early retirement of debt for the year ended December 31, 2021.

(5)
Commitments and Contingencies

The Company has drilling rig contracts with terms ranging from less than one year to three years. The service contracts with terms less than one year are generally for terms ranging from 45 days to six months. In December 2022, the Company entered into agreements for three new drilling rigs with a three year term and a minimum annual commitment of $12.2 million per drilling rig. The Company began utilizing two of these rigs in the second half of 2023 and will begin utilizing the third rig in early 2024. The two rigs being utilized qualify as operating leases and their corresponding lease obligation is reflected on the Company's balance sheet as of December 31, 2023.

The Company has natural gas transportation and gathering contracts which extend to 2031. Commitments under these contracts are $97.8 million for 2024, $89.6 million for 2025, $63.9 million for 2026, $62.7 million for 2027, $56.3 million for 2028 and $96.4 million for 2029 through 2031. During the years ended December 31, 2023, 2022 and 2021, expenditures under these contracts totaled $96.5 million, $50.1 million and $24.4 million, respectively.

From time to time, the Company is involved in certain litigation that arise in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2023 or 2022.

(6)
Convertible Preferred Stock

On November 30, 2022, all of the outstanding shares of the Series B Redeemable Convertible Preferred Stock were converted into 43,750,000 shares of common stock.

(7)
Stockholders' Equity

The authorized capital of the Company is 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share, and 5,000,000 are preferred stock, $10.00 par value per share.

(8)
Stock-based Compensation

The Company grants restricted shares of common stock and PSUs to key employees and directors as part of their compensation. Grants are made pursuant to the Company's 2019 Long-term Incentive Plan (the "2019 Plan"), which was approved by the Company's shareholders on May 31, 2019. Future authorized equity awards available under the 2019 Plan as of December 31, 2023 were 3,262,987 shares of common stock.

Stock-based compensation expense is included in general and administrative expenses. During the years ended December 31, 2023, 2022 and 2021 the Company had $9.9 million, $6.6 million and $6.8 million, respectively, in stock-based compensation expense.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one year to three years, using the straight-line method. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of restricted stock activity is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2023	966,058	$13.34
Granted	954,031	$9.80
Vested	(419,964)	$11.69
Forfeitures	(71,041)	$10.15
Outstanding at December 31, 2023	1,429,084	$11.62

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Fair value of vested restricted stock	$4,241	$11,080	$3,070
Grant date weighted average fair value	$9.80	$17.70	$6.05
Compensation expense recognized for restricted stock grants	$6,519	$4,171	$3,406
Unrecognized compensation expense related to unvested shares	$12,411
Expected recognition period	2.0 years

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

Significant assumptions used to value PSUs included:

	Year Ended December 31,
	2023	2022	2021
Risk free interest rate	4.2%	3.6%	0.3%
Range of implied volatility:
Minimum	38%	50%	37%
Maximum	68%	83%	83%

A summary of PSU activity is presented below:

	Number of PSUs	Weighted Average Grant Price
Outstanding at January 1, 2023	552,554	$15.11
Granted	391,281	$13.64
Earned	(175,957)	$8.11
Forfeitures	(6,977)	$28.24
Outstanding at December 31, 2023	760,901	$15.92

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except per unit data)
Number of PSUs granted	391	237	221
Grant date fair value	$4,906	$6,023	$1,891
Grant date fair value per unit	$13.64	$25.92	$8.56
Compensation expense recognized for PSUs	$3,348	$2,439	$3,392
Unrecognized compensation expense related to unvested shares	$6,882
Expected recognition period	2.0 years

The fair value of PSUs is amortized over the vesting period of three years, using the straight-line method. The final number of shares of common stock issued may vary depending upon the performance multiplier, and can result in the issuance of zero to 1,521,802 shares of common stock based on the achieved performance ranges from zero to two hundred percent.

(9)
Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were approximately $1.9 million, $1.5 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(10)
Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

The following is an analysis of the consolidated income tax provision (benefit):

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Current - Federal	$(4,570)	$40,445	$—
Current - State	(4,636)	(7,701)	14,968
Deferred - Federal	52,520	209,705	(16,721)
Deferred - State	(8,219)	18,612	13,156
	$35,095	$261,061	$11,403

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing the net deferred tax liabilities were as follows:

	As of December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Interest expense limitation	$168,604	$101,104
Net operating loss carryforwards	37,946	49,740
Unrealized hedging losses	—	—
Asset retirement obligation	6,610	5,714
Other	3,784	4,932
	216,944	161,490
Valuation allowance on deferred tax assets	(1,169)	(2,145)
Deferred tax assets	215,775	159,345
Deferred tax liabilities:
Property and equipment	(653,369)	(570,833)
Unrealized hedging gains	(26,623)	(4,087)
Amortization of debt issuance costs and bond discount	—	—
Other	(5,818)	(10,162)
Deferred tax liabilities	(685,810)	(585,082)
Net deferred tax liability	$(470,035)	$(425,737)

The difference between the customary rate of 21.0% and the effective tax rate on income (losses) is due to the following:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Tax at statutory rate	$51,868	$294,408	$(48,368)
Tax effect of:
Valuation allowance on deferred tax assets	(2,307)	(47,077)	30,504
State income taxes, net of federal benefit	(10,542)	14,680	28,117
Other	(3,924)	(950)	1,150
Total	$35,095	$261,061	$11,403

	Year Ended December 31,
	2023	2022	2021
Tax at statutory rate	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(0.9)	(3.4)	(13.3)
State income taxes, net of federal benefit	(4.3)	1.1	(12.2)
Other	(1.6)	(0.1)	(0.5)
Effective tax rate	14.2%	18.6%	(5.0)%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss – U.S. federal	2024-2037	$740,631
Net operating loss – U.S. federal	Unlimited	$13,467
Net operating loss – state taxes	Unlimited	$1,745,991
Interest expense – U.S. federal	Unlimited	$629,212
Interest expense – state taxes	Unlimited	$615,527

The Company's ability to use net operating losses ("NOLs") generated before its ownership change in 2018 to reduce taxable income is limited under IRC Section 382. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. NOLs arising after the date of an ownership change are not affected by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then it will lose the ability to apply those NOLs as offsets to future taxable income. The Company estimates that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

The Company's federal income tax returns for the years subsequent to December 31, 2019 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2020. The Company is currently under examination with the state of Louisiana and believe that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

(11)
Derivative Financial Instruments and Hedging Activities

Comstock generally uses commodity price swaps, basis swaps and collars to hedge natural gas and oil prices to manage price risk. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums. The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract. None of the Company's derivative contracts are designated as fair value or cash flow hedges. The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses) in the consolidated statements of operations and as separate components within cash flows from operating activities in the consolidated statements of cash flows. All of Comstock's natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following outstanding natural gas price derivative financial instruments at December 31, 2023:

Future Production Period Ending December 31, 2024
Natural Gas Swap Contracts:
Volume (MMBtu)	146,400,000
Average Price per MMBtu	$3.55

The aggregate fair value of the Company's derivative financial instruments are presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities, consists of the following:

		As of December 31,
Type	Consolidated Balance Sheet Location	2023	2022
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$126,775	$23,884

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$4,420

The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Year Ended December 31,
Gain/(Loss) Recognized in Earnings on Derivatives	2023	2022	2021
	(In thousands)
Natural gas price derivatives	$187,639	$(662,522)	$(555,636)
Oil price derivatives	—	—	(7,247)
Interest rate derivatives	—	—	2,235
	$187,639	$(662,522)	$(560,648)

(12)
Related Party Transactions

The Company operates natural gas and oil properties held by a partnerships owned by its majority stockholder. Comstock charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $1.3 million, $0.9 million and $1.4 million in 2023, 2022 and 2021, respectively, for operating and marketing services provided to the partnership. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $16.1 million and $18.5 million receivable from the partnerships at December 31, 2023 and 2022, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)
Natural Gas and Oil Reserves Information (Unaudited)

Set forth below is a summary of the Company's proved natural gas and oil reserves:

	Year Ended December 31,
	2023		2022		2021
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of period	549	6,697,570	627	6,118,083	11,000	5,562,876
Revisions of previous estimates	(47)	(1,803,628)	(61)	(6,870)	145	88,546
Extensions and discoveries	116	570,751	137	1,090,420	—	797,198
Acquisitions of minerals in place	—	—	6	260	—	202,588
Sales of minerals in place	—	—	(78)	(3,707)	(9,308)	(43,851)
Production	(70)	(524,467)	(82)	(500,616)	(1,210)	(489,274)
End of period	548	4,940,226	549	6,697,570	627	6,118,083
Proved Developed Reserves:
Beginning of period	480	2,531,462	627	2,245,660	11,000	1,967,288
End of period	548	2,734,175	480	2,531,462	627	2,245,660
Proved Undeveloped Reserves:
Beginning of period	69	4,166,108	—	3,872,423	—	3,595,588
End of period	—	2,206,051	69	4,166,108	—	3,872,423

Revisions of previous estimates. Revisions of previous estimates in 2023 were primarily attributable to significantly lower natural gas and oil prices that were used to determine proved reserves at the end of the year. Revisions of previous estimates in 2022 were insignificant. Revisions of previous natural gas estimates in 2021 were primarily attributable to higher production performance from the Company's wells as compared to expected performance from proved undeveloped locations included in proved reserves in the previous year.

Extensions and discoveries. Extensions and discoveries for 2023, 2022 and 2021 were primarily comprised of proved reserve additions attributable to the wells drilled in the current year that were not classified as proved undeveloped in prior years and additional proved undeveloped locations that are planned to be drilled in the Company's current development plan.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves:

	As of December 31,
	2023	2022	2021
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$11,829,623	$40,405,829	$20,396,381
Future Costs:
Production	(4,019,901)	(5,473,650)	(3,954,726)
Development and Abandonment	(2,285,853)	(4,175,721)	(2,752,603)
Future Income Taxes	(341,677)	(5,741,914)	(2,065,316)
Future Net Cash Flows	5,182,192	25,014,544	11,623,736
10% Discount Factor	(2,807,562)	(12,404,908)	(5,848,131)
Standardized Measure of Discounted Future Net Cash Flows	$2,374,630	$12,609,636	$5,775,605

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Standardized Measure, Beginning of Year	$12,609,636	$5,775,605	$1,935,725
Net change in sales price, net of production costs	(14,069,134)	8,600,315	5,012,696
Development costs incurred during the year which were previously estimated	1,004,650	788,450	502,674
Revisions of quantity estimates	(1,583,876)	(42,423)	119,200
Accretion of discount	1,551,704	680,010	199,124
Changes in future development and abandonment costs	1,095,844	(869,115)	1,505
Changes in timing and other	(374,087)	(113,744)	(224,617)
Extensions and discoveries	215,249	2,456,124	679,418
Acquisitions of minerals in place	—	604	150,065
Sales of minerals in place	—	(3,313)	(64,032)
Sales, net of production costs	(855,699)	(2,779,960)	(1,567,182)
Net changes in income taxes	2,780,343	(1,882,917)	(968,971)
Standardized Measure, End of Year	$2,374,630	$12,609,636	$5,775,605

The standardized measure of discounted future net cash flows was determined based on the simple average of the first of month market prices for natural gas and oil for each year. Prices used in determining quantities of natural gas and oil reserves and future cash inflows from natural gas and oil reserves represent prices received at the Company's sales point. These prices have been adjusted from posted or index prices for both location and quality differences. Prices used in determining natural gas and oil reserves quantities and cash flows are as follows:

	Year Ended December 31,
	2023	2022	2021
Crude Oil: $/barrel	$72.63	$91.21	$62.38
Natural Gas: $/Mcf	$2.39	$6.03	$3.33

Proved reserve information utilized in the preparation of the financial statements were based on estimates prepared by the Company's petroleum engineering staff in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States of America. The Company retained an independent petroleum consultant to conduct an audit of the Company's 2023 reserve estimates. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. The engineering firm was selected for their geographic expertise and their historical experience.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.