Form 10-Q
period 2024-03-31
COMSTOCK RESOURCES INC
filed 2024-05-02
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 1, 2024 was 292,202,274.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2024

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands)

ASSETS
Cash and cash equivalents	$6,420	$16,669
Accounts receivable:
Natural gas and oil sales and gas services	83,756	166,639
Joint interest operations	34,811	48,704
From affiliates	13,445	16,087
Derivative financial instruments	141,821	126,775
Other current assets	77,811	86,619
Total current assets	358,064	461,493
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	7,394,854	7,126,519
Unproved	400,792	343,419
Other	67,709	62,382
Accumulated depreciation, depletion and amortization	(2,337,802)	(2,147,549)
Net property and equipment	5,525,553	5,384,771
Goodwill	335,897	335,897
Operating lease right-of-use assets	97,728	71,462
	$6,317,242	$6,253,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$440,956	$523,260
Accrued costs	80,863	134,466
Operating leases	34,199	23,765
Total current liabilities	556,018	681,491
Long-term debt	2,702,375	2,640,391
Deferred income taxes	461,748	470,035
Derivative financial instruments	23,734	—
Long-term operating leases	63,536	47,742
Reserve for future abandonment costs	31,249	30,773
Total liabilities	3,838,660	3,870,432
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 292,202,274 and 278,429,463 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	146,101	139,214
Additional paid-in capital	1,357,908	1,260,930
Accumulated earnings	941,949	958,270
Total stockholders' equity attributable to Comstock	2,445,958	2,358,414
Noncontrolling interest	32,624	24,777
Total stockholders' equity	2,478,582	2,383,191
	$6,317,242	$6,253,623

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$287,083	$378,032
Oil sales	876	1,942
Total natural gas and oil sales	287,959	379,974
Gas services	47,813	109,604
Total revenues	335,772	489,578
Operating expenses:
Production and ad valorem taxes	17,908	14,906
Gathering and transportation	47,099	45,574
Lease operating	35,072	34,830
Exploration	—	1,775
Depreciation, depletion and amortization	190,689	133,983
Gas services	48,680	101,295
General and administrative	9,171	12,368
Gain on sale of assets	—	(773)
Total operating expenses	348,619	343,958
Operating income (loss)	(12,847)	145,620
Other income (expenses):
Gain from derivative financial instruments	39,307	66,409
Other income	331	460
Interest expense	(49,557)	(38,270)
Total other income (expenses)	(9,919)	28,599
Income (loss) before income taxes	(22,766)	174,219
(Provision for) benefit from income taxes	8,292	(39,716)
Net income (loss)	(14,474)	134,503
Net income attributable to noncontrolling interest	(1,847)	—
Net income (loss) available to Comstock	$(16,321)	$134,503

Net income (loss) per share:
Basic	$(0.05)	$0.49
Diluted	$(0.05)	$0.49
Weighted average shares outstanding:
Basic	277,962	276,551
Diluted	277,962	276,551
Dividends per share	$—	$0.125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2023	277,517	$138,759	$1,253,417	$886,138	$—	$2,278,314
Stock-based compensation	(7)	(4)	2,050	—	—	2,046
Net income	—	—	—	134,503	—	134,503
Payment of common stock dividends	—	—	—	(34,688)	—	(34,688)
Balance at March 31, 2023	277,510	$138,755	$1,255,467	$985,953	$—	$2,380,175

Balance at January 1, 2024	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,272	637	2,778	—	—	3,415
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Net income (loss)	—	—	—	(16,321)	1,847	(14,474)
Contributions from noncontrolling interest	—	—	—	—	6,000	6,000
Balance at March 31, 2024	292,202	$146,101	$1,357,908	$941,949	$32,624	$2,478,582

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,474)	$134,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Deferred income taxes	(8,287)	39,180
Gain on sale of assets	—	(773)
Depreciation, depletion and amortization	190,689	133,983
Gain on derivative financial instruments	(39,307)	(66,409)
Cash settlements of derivative financial instruments	47,995	10,383
Amortization of debt discount and issuance costs	1,984	1,997
Stock-based compensation	3,415	2,046
Decrease in accounts receivable	99,418	255,992
(Increase) decrease in other current assets	5,576	(1,514)
Decrease in accounts payable and accrued expenses	(115,470)	(123,024)
Net cash provided by operating activities	171,539	386,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(351,470)	(370,953)
Prepaid drilling costs	3,232	(1,684)
Proceeds from sales of assets	—	130
Net cash used for investing activities	(348,238)	(372,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	235,000	—
Repayments of bank credit facility	(175,000)	—
Issuance of common stock	100,450	—
Common stock dividends paid	—	(34,688)
Debt and stock issuance costs	—	(144)
Contribution from noncontrolling interest	6,000	—
Net cash provided by (used for) financing activities	166,450	(34,832)
Net decrease in cash and cash equivalents	(10,249)	(20,975)
Cash and cash equivalents, beginning of period	16,669	54,652
Cash and cash equivalents, end of period	$6,420	$33,677

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2024, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the period through March 31, 2024 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions. PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock has the power to direct the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $60.2 million and $54.9 million of other property and equipment as of March 31, 2024 and December 31, 2023, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Other Current Assets

Other current assets at March 31, 2024 and December 31, 2023 consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Prepaid drilling costs	$66,892	$70,124
Income tax receivable	4,625	8,312
Production tax refunds receivable	3,999	5,745
Prepaid expenses	2,295	2,438
	$77,811	$86,619

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

COMSTOCK RESOURCES, INC.

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Beginning capitalized exploratory well costs	$96,233	$867
Additions to exploratory well costs pending the determination of proved reserves	106,456	29,690
Determined to have found proved reserves	(144,655)	—
Ending capitalized exploratory well costs	$58,034	$30,557

As of March 31, 2024 and December 31, 2023, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

The Company determines the fair value of its natural gas and oil properties using a discounted cash flow model and proved and risk-adjusted probable natural gas and oil reserves. Undrilled acreage can also be valued based on sales transactions in comparable areas. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for natural gas and oil prices, production costs, capital expenditures, and future production as well as estimated proved natural gas and oil reserves and risk-adjusted probable natural gas and oil reserves. Management's natural gas and oil price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.

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

Goodwill

The Company had goodwill of $335.9 million as of March 31, 2024 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

Leases

The Company has right-of-use lease assets of $97.7 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in

COMSTOCK RESOURCES, INC.

responding to these changing conditions. The Company's hydraulic fracturing fleet contracts are on terms of less than one year and include rights of substitution. The Company has three drilling rig contracts with a three year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contracts at any time without default by the lessor. The Company's other drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost included in general and administrative expense	$419	$445
Operating lease cost included in lease operating expense	521	508
Operating lease cost included in natural gas and oil properties	7,133	9,450
Variable lease cost (drilling rig and completion costs included in natural gas and oil properties)	2,516	1,761
Short-term lease cost (drilling rig and completion costs included in natural gas and oil properties)	11,272	29,392
	$21,861	$41,556

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $0.9 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $20.9 million and $40.6 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the operating leases had a weighted-average term of 2.7 years and 2.9 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.3% and 7.2%, respectively. As of March 31, 2024, the Company also had expected future payments for short term leased drilling services of $2.6 million.

As of March 31, 2024, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2024	$30,035
2025	39,616
2026	33,546
2027	3,617
2028	1,560
Total lease payments	108,374
Imputed interest	(10,639)
Total lease liability	$97,735

Accrued Costs

Accrued costs at March 31, 2024 and December 31, 2023 consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(In thousands)
Accrued transportation costs	$29,902	$32,294
Accrued interest payable	20,010	54,912
Accrued drilling costs	15,401	35,876
Accrued income and other taxes	10,323	1,894
Accrued lease operating expenses	2,395	2,299
Accrued employee compensation	2,333	6,700
Other	499	491
	$80,863	$134,466

COMSTOCK RESOURCES, INC.

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Reserve for future abandonment costs at beginning of period	$30,773	$29,114
New wells placed on production	53	30
Liabilities settled	(13)	—
Accretion expense	436	409
Reserve for future abandonment costs at end of period	$31,249	$29,553

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

The Company had the following natural gas price derivative financial instruments at March 31, 2024:

	Future Production Period
	Nine Months Ending December 31, 2024	Year Ending December 31, 2025	Year Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	137,600,000	109,500,000	109,500,000	356,600,000
Average Price per MMBtu	$3.55	$3.51	$3.51	$3.52

Subsequent to March 31, 2024, the Company entered into natural gas collar contracts to hedge an additional 146,000,000 MMBtu of natural gas production from January 2025 to December 2026 at an average floor price of $3.50 per MMBtu and an average ceiling price of $3.92 per MMBtu. The Company also entered into natural gas swap contracts to hedge an additional 27,375,000 MMBtu of natural gas production from January 2025 to December 2025 at an average price of $3.50 per MMBtu.

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	March 31, 2024	December 31, 2023
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$141,821	$126,775
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – long-term	$23,734	$—

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

COMSTOCK RESOURCES, INC.

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended March 31,
Gain on Derivatives Recognized in Earnings	2024	2023
	(In thousands)
Natural gas price derivatives	$39,307	$66,409
	$39,307	$66,409

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $3.4 million and $2.0 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2024 and 2023, respectively.

In February 2024, the Company granted an aggregate of 1,272,811 shares of restricted stock to its employees. The grants were valued at $7.63 per share. As of March 31, 2024, Comstock had 2,701,895 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $9.74 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $19.9 million as of March 31, 2024 is expected to be recognized over a period of 2.3 years.

In February 2024, the Company granted an aggregate of 705,603 PSUs to its executive officers at an estimated value of $9.69 per unit. As of March 31, 2024, Comstock had 1,466,504 PSUs outstanding with a weighted average grant date fair value of $12.59 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,933,008 shares of common stock. Total unrecognized compensation cost related to these grants of $12.5 million as of March 31, 2024 is expected to be recognized over a period of 2.6 years.

Revenue Recognition

Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.

Gas services revenues represent sales of natural gas purchased for resale from unaffiliated third parties and fees received for gathering and treating services for certain natural gas wells not operated by the Company. Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Profits and losses earned from the gathering and treating of natural gas produced by the Company's natural gas wells are eliminated in consolidation. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.

All natural gas and oil and gas services revenues are subject to contracts that have commercial substance, contain specific pricing terms, and define the enforceable rights and obligations of both parties. These contracts typically provide for cash settlement within 25 days following each production month and are cancellable upon 30 days' notice by either party for oil and vary for natural gas based upon the terms set out in the confirmations between both parties. Prices for sales of natural gas and oil are generally based upon terms that are common in the oil and gas industry, including index or spot prices, location and quality differentials, as well as market supply and demand conditions. As a result, prices for natural gas and oil routinely fluctuate based on changes in these factors. Prices for gathering and treating services are generally fixed in nature but can vary due to the quality of the gas being treated. Each unit of production (thousand cubic feet of natural gas and barrel of crude oil) represents a separate performance obligation under the Company's contracts since each unit has economic benefit on its own and each is priced separately according to the terms of the contracts.

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated

COMSTOCK RESOURCES, INC.

revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2024 or December 31, 2023.

The Company recognized accounts receivable of $83.8 million and $166.6 million as of March 31, 2024 and December 31, 2023, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2024 and 2023.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Current - State	$—	$536
Deferred - Federal	(4,995)	36,765
Deferred - State	(3,297)	2,415
	$(8,292)	$39,716

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2024	2023
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	0.5	0.5
State income taxes, net of federal benefit	14.9	1.0
Nondeductible stock-based compensation	(1.9)	0.4
Other	1.9	—
Effective tax rate	36.4%	22.9%

COMSTOCK RESOURCES, INC.

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$141,821	$141,821	$126,775	$126,775
Liabilities:
Commodity-based derivatives (1)	$23,734	$23,734	$—	$—
Bank credit facility (2)	$540,000	$540,000	$480,000	$480,000
6.75% senior notes due 2029 (3)	$1,228,806	$1,164,216	$1,229,018	$1,138,208
5.875% senior notes due 2030 (3)	$965,000	$870,913	$965,000	$849,200

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2024 and December 31, 2023, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2024 and December 31, 2023, 2,701,895 and 1,429,084 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

COMSTOCK RESOURCES, INC.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Unvested restricted stock	2,017	960

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per unit amounts)
Weighted average PSUs	1,087	548
Weighted average grant date fair value per unit	$12.59	$14.76

Basic and diluted income (loss) per share for the three months ended March 31, 2024 and 2023 were determined as follows:

	Three Months Ended March 31,
	2024			2023
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(14,474)			$134,503
Income allocable to unvested restricted shares	—			(345)
Basic income (loss) attributable to common stock	(14,474)	277,962	$(0.05)	134,158	276,551	$0.49
Diluted income (loss) attributable to common stock	$(14,474)	277,962	$(0.05)	$134,158	276,551	$0.49

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2024 and 2023, respectively, were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash payments for:
Interest payments	$82,475	$71,443
Income tax payments	$36	$184
Non-cash investing activities include:
Decrease in accrued capital expenditures	$(20,475)	$(1,009)
Liabilities assumed in exchange for right-of-use lease assets	$32,876	$1,417

COMSTOCK RESOURCES, INC.

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

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-07 will not have an impact on the Company's reported results of operations, financial position or liquidity but will have an impact on the Company's financial statement disclosures.

(2) ACQUISITION

In March 2024, the Company acquired approximately 189,000 net undeveloped acres in its Western Haynesville area from an unaffiliated third party for $50.0 million, which was accounted for as an asset acquisition.

(3) LONG-TERM DEBT

At March 31, 2024, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,223,880
Premium, net of amortization	4,926
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	540,000
Debt issuance costs, net of amortization	(31,431)
$2,702,375

As of March 31, 2024, the Company had $540.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2024.

(4) COMMON STOCK

On March 25, 2024, the Company issued 12,500,000 shares of common stock in a private placement to two entities controlled by Comstock's majority stockholder, receiving proceeds of $100.5 million. Following the issuance, Comstock's majority stockholder's beneficial ownership in the Company increased to 67%.

COMSTOCK RESOURCES, INC.

(5) COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2024 or 2023.

(6) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $279 thousand and $224 thousand for the three months ended March 31, 2024 and 2023, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $13.4 million and $16.1 million receivable from the partnerships at March 31, 2024 and December 31, 2023, respectively.

(7) SUBSEQUENT EVENT

On April 9, 2024, the Company issued $400.0 million principal amount of 6.75% senior notes due 2029 (the "New 2029 Notes") in a private placement and received net proceeds after offering costs and deducting the initial purchasers' discounts of $365.2 million, which were used to pay down outstanding borrowings on the Company's bank credit facility. The New 2029 Notes have substantially identical terms as the Company's $1,223.9 million aggregate principal amount of 6.75% senior notes due 2029, which mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.

COMSTOCK RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report.

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	139,443	127,067
Oil (MBbls)	12	27
Natural gas equivalent (MMcfe)	139,515	127,226
Revenues:
Natural gas sales	$287,083	$378,032
Oil sales	876	1,942
Total natural gas and oil sales	$287,959	$379,974
Expenses:
Production and ad valorem taxes	$17,908	$14,906
Gathering and transportation	$47,099	$45,574
Lease operating	$35,072	$34,830
Exploration	$—	$1,775
Average Sales Price:
Natural gas (per Mcf)	$2.06	$2.98
Oil (per Bbl)	$73.00	$71.93
Average equivalent (Mcfe)	$2.06	$2.99
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.13	$0.12
Gathering and transportation	$0.34	$0.36
Lease operating	$0.25	$0.27
Gas Services:
Gas services revenue	$47,813	$109,604
Gas services expense	$48,680	$101,295

Revenues –

Natural gas and oil sales of $288.0 million for the first quarter of 2024 decreased by $92.0 million (24%) as compared to $380.0 million for the first quarter of 2023. The decrease was due to a decrease in the average natural gas price realized in the first quarter of 2024 of 31% as compared with 2023. Our natural gas production for the first quarter of 2024 increased 10% to 139.4 billion cubic feet ("Bcf") (1.5 Bcf per day) and was sold at an average price of $2.06 per thousand cubic feet ("Mcf"). Natural gas production for the first quarter of 2023 was 127.1 Bcf (1.4 Bcf per day) and was sold at an average price of $2.98 per Mcf.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2024	2023
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.06	$2.98
Cash settlements on derivative financial instruments, per Mcf	0.34	0.08
Price per Mcf, including cash settlements on derivative financial instruments	$2.40	$3.06

Gas service revenues of $47.8 million decreased $61.8 million (56%) for the first quarter of 2024 from $109.6 million in the first quarter of 2023. The decrease was due to lower natural gas prices on sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes increased $3.0 million (20%) to $17.9 million for the first quarter of 2024 from $14.9 million in the first quarter of 2023. The increase was attributable to the increase in production in the first quarter of 2024 and an increase in Louisiana production tax and ad valorem tax rates, partially offset by lower production taxes in Texas attributable to the decrease in natural gas and oil sales.

Gathering and transportation costs for the first quarter of 2024 increased $1.5 million (3%) to $47.1 million as compared to $45.6 million in the first quarter of 2023. The increase was due to production growth in areas with higher average gathering and transportation rates.

Our lease operating expense of $35.1 million ($0.25 per Mcfe) for the first quarter of 2024 increased $0.2 million (1%) from lease operating expense of $34.8 million ($0.27 per Mcfe) for the first quarter of 2023. The increase was due primarily to increased production in the first quarter of 2024.

Gas service expenses of $48.7 million decreased $52.6 million (52%) for the first quarter of 2024 from $101.3 million in the first quarter of 2023. The decrease was due primarily to lower natural gas prices realized on purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") increased $56.7 million to $190.7 million in the first quarter of 2024 from $134.0 million in the first quarter of 2023. Our DD&A per equivalent Mcf produced was $1.37 per Mcfe for the quarter ended March 31, 2024 as compared to $1.05 for the quarter ended March 31, 2023. The increase in the DD&A rate was primarily due to lower estimated proved reserves resulting from the lower natural gas price used in the determination of proved reserves at March 31, 2024.

General and administrative expenses, which are reported net of overhead reimbursements, decreased to $9.2 million for the first quarter of 2024 as compared to $12.4 million in the first quarter of 2023. The decrease was primarily related to higher employee bonuses paid in 2023.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended March 31, 2024, we had net gains related to our derivative financial instruments of $39.3 million, as compared to net gains on derivative financial instruments of $66.4 million during the quarter ended March 31, 2023. Realized net gains from our price risk management program were $48.0 million for the quarter ended March 31, 2024 as compared to realized net gains of $10.4 million for the quarter ended March 31, 2023.

Interest expense was $49.6 million and $38.3 million for the quarters ended March 31, 2024 and 2023, respectively. The increase in interest expense was due primarily to increased borrowings under the bank credit facility and higher interest rates.

Income taxes for the quarter ended March 31, 2024 and 2023 were a benefit of $8.3 million and a provision of $39.7 million, respectively. Income tax expense for the quarters ended March 31, 2024 and 2023 reflect an effective tax rate of 36.4% and 22.9%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of federal and state net operating loss carryforwards.

COMSTOCK RESOURCES, INC.

As a result of the lower natural gas prices, we reported a net loss of $14.5 million or $0.05 per share, for the quarter ended March 31, 2024. Loss from operations for the first quarter of 2024 was $12.8 million. We reported net income of $134.5 million or $0.49 per diluted share for the quarter ended March 31, 2023.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$171,539	$386,364
Issuance of common stock	100,450	—
Borrowings on bank credit facility, net of repayments	60,000	—
Proceeds from asset sales	—	130
Contributions from noncontrolling interest	6,000	—
Total	$337,989	$386,494
Uses of cash and cash equivalents:
Capital expenditures	$348,238	$372,637
Common stock dividends	—	34,688
Debt issuance costs	—	144
Total	$348,238	$407,469

Cash flows from operating activities. Net cash provided by our operating activities decreased $214.8 million (56%) to $171.5 million in the first three months of 2024 from $386.4 million in the same period in 2023. The decrease was due primarily to lower natural gas and oil sales.

Issuance of common stock. In the first quarter of 2024, we issued 12,500,000 shares of common stock to two entities controlled by our majority stockholder in a private placement, receiving proceeds of $100.5 million.

Common stock dividends. During the first quarter of 2023, we paid quarterly cash dividends of $0.125 per common share to stockholders of record as of March 1, 2023.

Capital expenditures. The decrease in capital expenditures of $24.4 million was primarily due to lower drilling and completion activity in the first three months of 2024, partially offset by $69.4 million of unproved property acquisitions, which included the acquisition of 189,000 net acres in the Company's Western Haynesville area from an unaffiliated third party for $50.0 million.

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Acquisitions:
Unproved property	$69,444	$40,695
Exploration and development:
Development leasehold costs	3,938	8,743
Exploratory drilling and completion costs	106,456	29,690
Development drilling and completion costs	145,793	280,176
Other development costs	37	6,097
Asset retirement obligations	40	30
Total exploration and development	325,708	365,431
Other property and equipment	5,327	4,543
Total capital expenditures	$331,035	$369,974
Change in accrued capital expenditures and other	20,475	1,009
Prepaid drilling costs	(3,232)	1,684
Change in asset retirement obligations	(40)	(30)
Total cash capital expenditures	$348,238	$372,637

COMSTOCK RESOURCES, INC.

We drilled 16 (14.3 net) wells and completed 18 (16.3 net) Haynesville and Bossier shale operated wells during the first three months of 2024. We currently expect to spend an additional $525 million to $625 million in the remaining nine months of 2024 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of March 31, 2024, we had $966.4 million of liquidity, comprised of unused borrowing capacity under our bank credit facility and $6.4 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service. The issuance of $400.0 million additional senior notes in April 2024 increased our liquidity by $365.2 million.

We expect to fund our future development and exploration activities with future operating cash flow and borrowings under our bank credit facility. The timing of most of our future capital expenditures is discretionary because of our limited number of material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We believe that our cash provided by operations and borrowings available under our bank credit facility will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements for at least the next twelve months. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

We do not have a specific acquisition budget for the remainder of 2024 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financing to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

At March 31, 2024, we had $540.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which was redetermined on April 30, 2024 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2024.

Federal and State Taxation

At March 31, 2024, we had $754.1 million in U.S. federal net operating loss ("NOL") carryforwards and $1.7 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2019 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2020. Currently, we are under examination with the state of Louisiana and believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained under audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

COMSTOCK RESOURCES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Natural Gas and Oil Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing natural gas and oil prices include the level of global demand for oil, the foreign supply of natural gas and oil, the effect of the war in Ukraine and the geopolitical response to Russia's invasion, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future natural gas and oil prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations and may also reduce the amount of natural gas and oil reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.

As of March 31, 2024, we had natural gas price swaps to hedge approximately 137.6 Bcf of our 2024 natural gas production at an average price of $3.55 per MMBtu and approximately 109.5 Bcf of our 2025 and 2026 production, respectively, at an average price of $3.51 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

A change of 10% in the market price of natural gas on March 31, 2024 would change the fair value of our natural gas price swaps by approximately $84.6 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At March 31, 2024, we had approximately $2.7 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.22 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of March 31, 2024, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $870.9 million and $1.2 billion, respectively, based on the market price of approximately 90% and 95%, respectively, of the face amount of such debt. At March 31, 2024, we had $540.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 25, 2024, we issued 12,500,000 shares of common stock to two entities controlled by Comstock's majority stockholder in a private placement in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, receiving proceeds of $100.5 million. The proceeds were used to pay down outstanding borrowings on the Company's bank credit facility.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 13, 2018).
3.2	Amendment to Second Amended and Restated Articles of Incorporation of the Company dated July 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 15, 2019).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
3.4	First Amendment to Amended and Restated Bylaws of the company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 17, 2018).
3.5	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 15, 2019).
10.1

Subscription Agreement dated March 20, 2024, by and among the Company, Arkoma Drilling, L.P and Williston Drilling, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 21, 2024).

10.2

Second Amended and Restated Registration Rights Agreement dated March 25, 2024, by and among the Company, Arkoma Drilling, L.P. and Williston Drilling, L.P. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed March 25, 2024).

31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________________

* Filed herewith.

† Furnished herewith.

COMSTOCK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: May 2, 2024	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2024	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)