Form 10-Q
period 2024-06-30
COMSTOCK RESOURCES INC
filed 2024-08-01
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of July 31, 2024 was 292,260,645.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2024

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands)

ASSETS
Cash and cash equivalents	$19,270	$16,669
Accounts receivable:
Natural gas and oil sales and gas services	113,413	166,639
Joint interest operations	30,902	48,704
From affiliates	10,884	16,087
Derivative financial instruments	79,649	126,775
Other current assets	69,289	86,619
Total current assets	323,407	461,493
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	7,617,670	7,126,519
Unproved	408,705	343,419
Other	79,841	62,382
Accumulated depreciation, depletion and amortization	(2,531,599)	(2,147,549)
Net property and equipment	5,574,617	5,384,771
Goodwill	335,897	335,897
Operating lease right-of-use assets	90,604	71,462
	$6,324,525	$6,253,623

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$377,909	$523,260
Accrued costs	139,414	134,466
Operating leases	34,952	23,765
Total current liabilities	552,275	681,491
Long-term debt	2,856,045	2,640,391
Deferred income taxes	415,604	470,035
Derivative financial instruments	47,366	—
Long-term operating leases	55,621	47,742
Reserve for future abandonment costs	31,709	30,773
Total liabilities	3,958,620	3,870,432
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 292,260,645 and 278,429,463 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	146,130	139,214
Additional paid-in capital	1,358,549	1,260,930
Accumulated earnings	815,639	958,270
Total stockholders' equity attributable to Comstock	2,320,318	2,358,414
Noncontrolling interest	45,587	24,777
Total stockholders' equity	2,365,905	2,383,191
	$6,324,525	$6,253,623

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$216,527	$228,892	$503,610	$606,924
Oil sales	1,074	860	1,950	2,802
Total natural gas and oil sales	217,601	229,752	505,560	609,726
Gas services	29,229	58,459	77,042	168,063
Total revenues	246,830	288,211	582,602	777,789
Operating expenses:
Production and ad valorem taxes	19,244	19,599	37,152	34,505
Gathering and transportation	49,361	45,395	96,460	90,969
Lease operating	34,805	34,031	69,877	68,861
Exploration	—	—	—	1,775
Depreciation, depletion and amortization	194,242	140,177	384,931	274,160
Gas services	31,494	55,390	80,174	156,685
General and administrative	10,177	10,038	19,348	22,406
Loss (gain) on sale of assets	—	648	—	(125)
Total operating expenses	339,323	305,278	687,942	649,236
Operating income (loss)	(92,493)	(17,067)	(105,340)	128,553
Other income (expenses):
Gain (loss) from derivative financial instruments	(25,252)	(4,495)	14,055	61,914
Other income	322	598	653	1,058
Interest expense	(51,932)	(39,188)	(101,489)	(77,458)
Total other income (expenses)	(76,862)	(43,085)	(86,781)	(14,486)
Income (loss) before income taxes	(169,355)	(60,152)	(192,121)	114,067
(Provision for) benefit from income taxes	46,106	14,446	54,398	(25,270)
Net income (loss)	(123,249)	(45,706)	(137,723)	88,797
Net income attributable to noncontrolling interest	(3,061)	—	(4,908)	—
Net income (loss) available to Comstock	$(126,310)	$(45,706)	$(142,631)	$88,797

Net income (loss) per share:
Basic	$(0.43)	$(0.17)	$(0.49)	$0.32
Diluted	$(0.43)	$(0.17)	$(0.49)	$0.32
Weighted average shares outstanding:
Basic	289,670	276,669	283,816	276,610
Diluted	289,670	276,669	283,816	276,610
Dividends per share	$—	$0.125	$—	$0.25

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2023	277,517	$138,759	$1,253,417	$886,138	$—	$2,278,314
Stock-based compensation	(7)	(4)	2,050	—	—	2,046
Net income	—	—	—	134,503	—	134,503
Common stock dividends	—	—	—	(34,688)	—	(34,688)
Balance at March 31, 2023	277,510	$138,755	$1,255,467	$985,953	$—	$2,380,175
Stock-based compensation	983	491	(85)	—	—	406
Net loss	—	—	—	(45,706)	—	(45,706)
Common stock dividends	—	—	—	(34,689)	—	(34,689)
Balance at June 30, 2023	278,493	$139,246	$1,255,382	$905,558	$—	$2,300,186

Balance at January 1, 2024	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,272	637	2,778	—	—	3,415
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Net income (loss)	—	—	—	(16,321)	1,847	(14,474)
Contributions from noncontrolling interest	—	—	—	—	6,000	6,000
Balance at March 31, 2024	292,202	$146,101	$1,357,908	$941,949	$32,624	$2,478,582
Stock-based compensation	59	29	680	—	—	709
Stock issuance costs	—	—	(39)	—	—	(39)
Net income (loss)	—	—	—	(126,310)	3,061	(123,249)
Contributions from noncontrolling interest	—	—	—	—	11,000	11,000
Distribution to noncontrolling interest	—	—	—	—	(1,098)	(1,098)
Balance at June 30, 2024	292,261	$146,130	$1,358,549	$815,639	$45,587	$2,365,905

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(137,723)	$88,797
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(54,431)	25,270
Gain on sale of assets	—	(125)
Depreciation, depletion and amortization	384,931	274,160
Gain on derivative financial instruments	(14,055)	(61,914)
Cash settlements of derivative financial instruments	108,547	65,877
Amortization of debt discount and issuance costs	5,383	3,991
Stock-based compensation	7,497	4,351
Decrease in accounts receivable	76,231	316,210
Decrease in other current assets	4,846	1,201
Increase (decrease) in accounts payable and accrued expenses	(126,112)	56
Net cash provided by operating activities	255,114	717,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(588,208)	(743,858)
Prepaid drilling costs	12,484	(8,624)
Proceeds from sales of assets	—	41,295
Net cash used for investing activities	(575,724)	(711,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	430,000	160,000
Repayments of bank credit facility	(585,000)	(140,000)
Issuance of Senior Notes	372,000	—
Issuance of common stock	100,450	—
Common stock dividends paid	—	(69,377)
Debt and stock issuance costs	(6,768)	(144)
Income tax withholdings on equity awards	(3,373)	(1,899)
Contributions from noncontrolling interest	17,000	—
Distribution to noncontrolling interest	(1,098)	—
Net cash provided by (used for) financing activities	323,211	(51,420)
Net increase (decrease) in cash and cash equivalents	2,601	(44,733)
Cash and cash equivalents, beginning of period	16,669	54,652
Cash and cash equivalents, end of period	$19,270	$9,919

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2024, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the period through June 30, 2024 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions. PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock directs the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $71.4 million and $54.9 million of other property and equipment as of June 30, 2024 and December 31, 2023, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Other Current Assets

Other current assets at June 30, 2024 and December 31, 2023 consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Prepaid drilling costs	$57,640	$70,124
Income tax receivable	4,625	8,312
Production tax refunds receivable	4,915	5,745
Prepaid expenses	2,109	2,438
	$69,289	$86,619

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

COMSTOCK RESOURCES, INC.

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Beginning capitalized exploratory well costs	$58,034	$30,557	$96,233	$867
Additions to exploratory well costs pending the determination of proved reserves	52,392	74,622	158,848	104,312
Determined to have found proved reserves	(40,626)	(70,983)	(185,281)	(70,983)
Ending capitalized exploratory well costs	$69,800	$34,196	$69,800	$34,196

As of June 30, 2024 and December 31, 2023, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

Goodwill

The Company had goodwill of $335.9 million as of June 30, 2024 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value.

Leases

The Company has right-of-use lease assets of $90.6 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

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

COMSTOCK RESOURCES, INC.

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

Lease costs recognized during the three months and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost included in general and administrative expense	$421	$444	$840	$889
Operating lease cost included in lease operating expense	566	502	1,088	1,010
Operating lease cost included in natural gas and oil properties	9,171	13,230	16,303	22,680
Variable lease cost (drilling rig and completion costs included in natural gas and oil properties)	848	3,301	3,365	5,062
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	4,241	24,496	15,513	53,888
	$15,247	$41,973	$37,109	$83,529

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $1.9 million for both the six months ended June 30, 2024 and 2023, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $14.3 million and $41.0 million for the three months ended June 30, 2024 and 2023, respectively, and $35.2 million and $81.6 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the operating leases had a weighted-average term of 2.5 years and 2.9 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.3% and 7.2%, respectively. As of June 30, 2024, the Company also had expected future payments for short term leased drilling services of $2.6 million.

As of June 30, 2024, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
July 1 to December 31, 2024	$20,313
2025	40,016
2026	33,950
2027	3,775
2028	1,560
Total lease payments	99,614
Imputed interest	(9,041)
Total lease liability	$90,573

COMSTOCK RESOURCES, INC.

Accrued Costs

Accrued costs at June 30, 2024 and December 31, 2023 consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(In thousands)
Accrued interest payable	$60,669	$54,912
Accrued transportation costs	31,153	32,294
Accrued drilling costs	21,508	35,876
Accrued income and other taxes	15,789	1,894
Accrued employee compensation	4,665	6,700
Accrued lease operating expenses	3,890	2,299
Other	1,740	491
	$139,414	$134,466

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Reserve for future abandonment costs at beginning of period	$30,773	$29,114
New wells placed on production	87	67
Liabilities settled	(31)	(42)
Accretion expense	880	825
Reserve for future abandonment costs at end of period	$31,709	$29,964

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

The Company had the following natural gas price derivative financial instruments at June 30, 2024:

	Future Production Period
	Six Months Ending December 31, 2024	Year Ending December 31, 2025	Year Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	101,200,000	136,875,000	109,500,000	347,575,000
Average Price per MMBtu	$3.54	$3.51	$3.51	$3.52
Natural Gas Price Collar Contracts:
Volume (MMBtu)		54,750,000	91,250,000	146,000,000
Average Price per MMBtu:
Average Ceiling		$3.80	$3.98	$3.92
Average Floor		$3.50	$3.50	$3.50

COMSTOCK RESOURCES, INC.

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	June 30, 2024	December 31, 2023
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$79,649	$126,775
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – long-term	$47,366	$—

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on Derivatives Recognized in Earnings	2024	2023	2024	2023
	(In thousands)
Natural gas price derivatives	$(25,252)	$(4,495)	$14,055	$61,914
	$(25,252)	$(4,495)	$14,055	$61,914

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $4.1 million and $2.3 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $4.4 million for the six months ended June 30, 2024 and 2023, respectively.

In February 2024, the Company granted an aggregate of 1,272,811 shares of restricted stock to its directors and employees, which were valued at $7.63 per share. In June 2024, the Company granted an aggregate of 43,173 shares of restricted stock to its directors, which were valued at $12.16 per share. As of June 30, 2024, Comstock had 2,091,087 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $9.25 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $17.8 million as of June 30, 2024 is expected to be recognized over a period of 2.1 years.

In February 2024, the Company granted an aggregate of 705,603 PSUs to its executive officers at a value of $9.69 per unit. As of June 30, 2024, Comstock had 1,290,755 PSUs outstanding with a weighted average grant date fair value of $13.21 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 2,581,510 shares of common stock. Total unrecognized compensation cost related to these grants of $11.1 million as of June 30, 2024 is expected to be recognized over a period of 2.4 years.

Revenue Recognition

Comstock produces natural gas and oil and reports revenues separately for each of these two primary products in its statements of operations. Revenues are recognized upon the transfer of produced volumes to the Company's customers, who take control of the volumes and receive all the benefits of ownership upon delivery at designated sales points.

Gas services revenues represent sales of natural gas purchased for resale from unaffiliated third parties and fees received for gathering and treating services provided by PGS to third parties. Revenues are recognized upon completion of the gathering and treating of contracted natural gas volumes and delivery of purchased natural gas volumes to the Company's customers. Profits and losses earned from the gathering and treating of natural gas produced by the Company's natural gas wells are eliminated in consolidation. Revenues and expenses associated with natural gas purchased for resale are presented on a gross basis in the Company's consolidated statements of operations as the Company acts as the principal in the transaction by assuming the risks and rewards from ownership of the natural gas volumes purchased and the responsibility to deliver the natural gas volumes to their sales point.

COMSTOCK RESOURCES, INC.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2024 or December 31, 2023.

The Company recognized accounts receivable of $113.4 million and $166.6 million as of June 30, 2024 and December 31, 2023, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the six months ended June 30, 2024 and 2023.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Current - State	$37	$(536)	$37	$—
Deferred - Federal	(36,585)	(12,414)	(41,580)	24,351
Deferred - State	(9,558)	(1,496)	(12,855)	919
	$(46,106)	$(14,446)	$(54,398)	$25,270

COMSTOCK RESOURCES, INC.

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	(0.4)	(0.7)	(0.3)	1.1
State income taxes, net of federal benefit	6.4	3.8	7.4	(0.5)
Nondeductible stock-based compensation	(0.9)	(0.1)	(1.0)	0.6
Other	1.1	—	1.2	—
Effective tax rate	27.2%	24.0%	28.3%	22.2%

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$79,649	$79,649	$126,775	$126,775
Liabilities:
Commodity-based derivatives (1)	$47,366	$47,366	$—	$—
Bank credit facility (2)	$325,000	$325,000	$480,000	$480,000
6.75% senior notes due 2029 (3)	$1,601,667	$1,567,104	$1,229,018	$1,138,208
5.875% senior notes due 2030 (3)	$965,000	$897,450	$965,000	$849,200

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2024 and December 31, 2023, respectively, a Level 1 measurement.

COMSTOCK RESOURCES, INC.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At June 30, 2024 and December 31, 2023, 2,091,087 and 1,429,084 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Unvested restricted stock	2,550	1,124	2,283	1,042

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per unit amounts)
Weighted average PSUs	1,420	597	1,253	586
Weighted average grant date fair value per unit	$13.21	$15.92	$13.21	$15.92

Basic and diluted income (loss) per share for the three months and six months ended June 30, 2024 and 2023 were determined as follows:

	Three Months Ended June 30,
	2024			2023
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net loss attributable to common stock	$(123,249)			$(45,706)
Income allocable to unvested restricted shares	—			—
Basic loss attributable to common stock	(123,249)	289,670	$(0.43)	(45,706)	276,669	$(0.17)
Diluted loss attributable to common stock	$(123,249)	289,670	$(0.43)	$(45,706)	276,669	$(0.17)

	Six Months Ended June 30,
	2024			2023
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$(137,723)			$88,797
Income allocable to unvested restricted shares	—			(73)
Basic income (loss) attributable to common stock	(137,723)	283,816	$(0.49)	88,724	276,610	$0.32
Diluted income (loss) attributable to common stock	$(137,723)	283,816	$(0.49)	$88,724	276,610	$0.32

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

COMSTOCK RESOURCES, INC.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the six months ended June 30, 2024 and 2023, respectively, were as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash payments for:
Interest payments	$90,349	$73,957
Income tax payments	$37	$29,182
Non-cash investing activities include:
Decrease in accrued capital expenditures	$(14,368)	$(29,046)
Liabilities assumed in exchange for right-of-use lease assets	$34,196	$124,383

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

(3) LONG-TERM DEBT

At June 30, 2024, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(22,213)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	325,000
Debt issuance costs, net of amortization	(35,622)
$2,856,045

As of June 30, 2024, the Company had $325.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5% on the unused portion of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans,

COMSTOCK RESOURCES, INC.

investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2024.

In April 2024, the Company issued $400.0 million principal amount of 6.75% senior notes due 2029 ( the "New 2029 Notes") in a private placement and received net proceeds after offering costs and deducting the initial purchasers' discounts of $365.2 million, which were used to pay down the outstanding borrowings on the Company's bank credit facility. The New 2029 Notes have substantially identical terms as the Company's $1,223.9 million aggregate principal amount of 6.75% senior notes due 2029, which mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.

(4) COMMON STOCK

In March 2024, the Company issued 12,500,000 shares of common stock in a private placement to two entities controlled by Comstock's majority stockholder, receiving proceeds of $100.5 million. Following the issuance, Comstock's majority stockholder's beneficial ownership in the Company increased to 67%.

(5) COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2024 or 2023.

(6) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $10.9 million and $16.1 million receivable from the partnerships at June 30, 2024 and December 31, 2023, respectively.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	130,861	126,307	270,304	253,374
Oil (MBbls)	15	13	27	40
Natural gas equivalent (MMcfe)	130,949	126,386	270,464	253,612
Revenues:
Natural gas sales	$216,527	$228,892	$503,610	$606,924
Oil sales	1,074	860	1,950	2,802
Total natural gas and oil sales	$217,601	$229,752	$505,560	$609,726
Expenses:
Production and ad valorem taxes	$19,244	$19,599	$37,152	$34,505
Gathering and transportation	$49,361	$45,395	$96,460	$90,969
Lease operating	$34,805	$34,031	$69,877	$68,861
Exploration	$—	$—	$—	$1,775
Average Sales Price:
Natural gas (per Mcf)	$1.65	$1.81	$1.86	$2.40
Oil (per Bbl)	$71.60	$66.15	$72.22	$70.05
Average equivalent (Mcfe)	$1.66	$1.82	$1.87	$2.40
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.14	$0.15	$0.13	$0.14
Gathering and transportation	$0.38	$0.36	$0.36	$0.36
Lease operating	$0.27	$0.27	$0.26	$0.27
Gas Services:
Gas services revenue	$29,229	$58,459	$77,042	$168,063
Gas services expense	$31,494	$55,390	$80,174	$156,685

Revenues –

Natural gas and oil sales of $217.6 million for the second quarter of 2024 decreased by $12.2 million (5%) as compared to $229.8 million for the second quarter of 2023. The decrease was primarily due to a decrease in the average natural gas price realized in the second quarter of 2024 of 9% as compared with the same period in 2023. Our natural gas production for the second quarter of 2024 increased 4% to 130.9 billion cubic feet ("Bcf") (1.4 Bcf per day) and was sold at an average price of $1.65 per thousand cubic feet ("Mcf"). Natural gas production for the second quarter of 2023 was 126.3 Bcf (1.4 Bcf per day) and was sold at an average price of $1.81 per Mcf.

Natural gas and oil sales of $505.6 million for the six months ended June 30, 2024 decreased by $104.2 million (17%) as compared to $609.7 million for the six months ended June 30, 2023, which was also primarily due to lower natural gas prices (23%) during the first six months of 2024 as compared with 2023 prices. Our natural gas production for the first six months of 2024 increased 7% to 270.3 Bcf (1.5 Bcf per day), and was sold at an average price of $1.86 per Mcf as compared to 253.4 Bcf (1.4 Bcf per day) sold at an average price of $2.40 in the first six months of 2023.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.65	$1.81	$1.86	$2.40
Cash settlements on derivative financial instruments, per Mcf	0.47	0.44	0.40	0.26
Price per Mcf, including cash settlements on derivative financial instruments	$2.12	$2.25	$2.26	$2.66

Gas service revenues of $29.2 million decreased $29.2 million (50%) for the second quarter of 2024 from $58.5 million in the second quarter of 2023. Gas service revenues of $77.0 million decreased $91.0 million (54%) for the first six months of 2024 from $168.1 million for the first six months of 2023. The decreases were primarily due to lower natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $0.4 million (2%) to $19.2 million for the second quarter of 2024 from $19.6 million in the second quarter of 2023. The decrease was primarily due to lower production taxes in Texas from lower natural gas and oil sales. Production and ad valorem taxes increased $2.6 million (8%) to $37.2 million for the first six months of 2024 from $34.5 million in the first six months of 2023. The increase was attributable to the increase in production in 2024 and an increase in Louisiana production tax and ad valorem tax rates, partially offset by lower production taxes in Texas attributable to the decrease in natural gas and oil sales.

Gathering and transportation costs for the second quarter of 2024 increased $4.0 million (9%) to $49.4 million as compared to $45.4 million in the second quarter of 2023. Gathering and transportation costs for the first six months of 2024 increased $5.5 million (6%) to $96.5 million as compared to $91.0 million for the first six months of 2023. The increases were due to production growth in areas with higher average gathering and transportation rates.

Our lease operating expense of $34.8 million ($0.27 per Mcfe) for the second quarter of 2024 increased $0.8 million (2%) from lease operating expense of $34.0 million ($0.27 per Mcfe) for the second quarter of 2023. Lease operating expense of $69.9 million ($0.26 per Mcfe) for the first six months of 2024 increased $1.0 million (1%) from lease operating expense of $68.9 million ($0.27 per Mcfe) for the first six months of 2023. The increases for both periods were primarily due to increased production in 2024.

Gas service expenses of $31.5 million decreased $23.9 million (43%) for the second quarter of 2024 from $55.4 million in the second quarter of 2023. Gas service expenses of $80.2 million decreased $76.5 million (49%) for the first six months of 2024 from $156.7 million for the first six months of 2023. The decreases in both periods were primarily due to lower natural gas prices related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") increased $54.1 million to $194.2 million in the second quarter of 2024 from $140.2 million in the second quarter of 2023. Our DD&A per equivalent Mcf produced was $1.48 per Mcfe for the quarter ended June 30, 2024 as compared to $1.11 for the quarter ended June 30, 2023. DD&A increased $110.8 million to $384.9 million for the first six months of 2024 from $274.2 million during the first six months of 2023. Our DD&A per equivalent Mcf produced was $1.42 per Mcfe for the six months ended June 30, 2024 as compared to $1.08 for the six months ended June 30, 2023. The increase in the DD&A rate for both periods was primarily due to lower estimated proved undeveloped reserves resulting from the lower natural gas price used in the determination of proved reserves at June 30, 2024.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $10.2 million for the second quarter of 2024 as compared to $10.0 million in the second quarter of 2023. General and administrative expenses decreased to $19.3 million for the first six months of 2024 as compared to $22.4 million during the first six months of 2023, which was primarily due to lower employee compensation.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended June 30, 2024, we had net losses related to our derivative financial instruments of $25.3 million, as compared to net losses on derivative financial instruments of $4.5 million during the quarter ended June 30, 2023. Realized net gains from our price risk management program were $60.6 million for the quarter ended June 30, 2024 as compared to realized net gains of $55.5 million for the quarter ended June 30, 2023. Net gains on derivative financial instruments were $14.1 million for the first six months of 2024 as

COMSTOCK RESOURCES, INC.

compared to net gains of $61.9 million for the first six months of 2023. Realized net gains from our price risk management program were $108.5 million for the first six months of 2024 as compared to realized net gains of $65.9 million for the first six months of 2023.

Interest expense was $51.9 million and $39.2 million for the quarters ended June 30, 2024 and 2023, respectively, and $101.5 million and $77.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase in interest expense for both periods was due primarily to increased borrowings under our bank credit facility, the issuance of an additional $400.0 million principal amount of 6.75% senior notes due 2029 and higher interest rates.

Income taxes for the quarters ended June 30, 2024 and 2023 were a benefit of $46.1 million and $14.4 million, respectively. Income taxes for the six months ended June 30, 2024 and 2023 were a benefit of $54.4 million and a provision of $25.3 million, respectively. Income tax expense for the quarters ended June 30, 2024 and 2023 reflect an effective tax rate of 27.2% and 24.0%, respectively. Income tax expense for the six months ended June 30, 2024 and 2023 reflect an effective tax rate of 28.3% and 22.2%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of federal and state net operating loss carryforwards.

As a result of continued lower natural gas prices, we reported a net loss of $123.2 million, or $0.43 per share for the quarter ended June 30, 2024. Loss from operations for the second quarter of 2024 was $92.5 million. We reported a net loss of $45.7 million or $0.17 per share for the quarter ended June 30, 2023. In the first six months of 2024, we reported a net loss of $137.7 million or $0.49 per share. Loss from operations for the first six months of 2024 was $105.3 million. We reported net income of $88.8 million or $0.32 per diluted share for the six months ended June 30, 2023.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$255,114	$717,874
Issuance of 6.75% Senior Notes	372,000	—
Issuance of common stock	100,450	—
Borrowings on bank credit facility, net of repayments	—	20,000
Proceeds from asset sales	—	41,295
Contributions from noncontrolling interest	17,000	—
Total	$744,564	$779,169
Uses of cash and cash equivalents:
Capital expenditures	$575,724	$752,482
Repayments on bank credit facility, net of borrowings	155,000	—
Common stock dividends	—	69,377
Debt and stock issuance costs	6,768	144
Distributions to noncontrolling interest	1,098	—
Other	3,373	1,899
Total	$741,963	$823,902

Cash flows from operating activities. Net cash provided by our operating activities decreased $462.8 million (64%) to $255.1 million in the first six months of 2024 from $717.9 million in the same period in 2023. The decrease was due primarily to lower natural gas prices.

Issuance of 6.75% Senior Notes. In April 2024, we issued $400.0 million principal amount of 6.75% senior notes due 2029 in a private placement and received net proceeds after deducting the initial purchasers' discounts of $365.2 million, which were used to pay down the outstanding borrowings on the Company's bank credit facility.

Proceeds from asset sales. In the first six months of 2023, we sold our interest in certain non-operated properties for net proceeds of $41.3 million.

COMSTOCK RESOURCES, INC.

Capital expenditures. The decrease in capital expenditures of $176.8 million was primarily due to lower drilling and completion activity in the first six months of 2024, partially offset by $79.1 million of unproved property acquisitions, which included the acquisition of 189,000 net acres in our Western Haynesville area from an unaffiliated third party for $50.0 million.

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Acquisitions:
Unproved property	$79,138	$56,648
Exploration and development:
Development leasehold costs	6,530	13,718
Exploratory drilling and completion costs	158,848	104,312
Development drilling and completion costs	297,143	511,214
Other development costs	14,722	17,450
Asset retirement obligations	56	24
Total exploration and development	556,437	703,366
Other property and equipment	17,459	11,513
Total capital expenditures	$573,896	$714,879
Change in accrued capital expenditures and other	14,368	29,046
Prepaid drilling costs	(12,484)	8,624
Change in asset retirement obligations	(56)	(67)
Total cash capital expenditures	$575,724	$752,482

We drilled 27 (23.5 net) wells and completed 30 (27.9 net) Haynesville and Bossier shale operated wells during the first six months of 2024. We currently expect to spend an additional $280 million to $380 million in the remaining six months of 2024 on drilling, completion, infrastructure and other activity.

Issuance of common stock. In the first six months of 2024, we issued 12,500,000 shares of common stock to two entities controlled by our majority stockholder in a private placement, receiving proceeds of $100.5 million.

Common stock dividends. During the first six months of 2023, we paid quarterly cash dividends of $0.125 per common share to stockholders of record as of March 1, 2023 and June 1, 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had $1.2 billion of liquidity, comprised of $1,175.0 million of unused borrowing capacity under our bank credit facility and $19.3 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.

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

COMSTOCK RESOURCES, INC.

At June 30, 2024, we had $325.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base, which was redetermined on April 30, 2024 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under our bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option, at either adjusted SOFR plus 1.75% to 2.75% or an alternate base rate plus 0.75% to 1.75%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the borrowing base. Our bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2024.

Federal and State Taxation

At June 30, 2024, we had $754.1 million in U.S. federal net operating loss ("NOL") carryforwards and $1.7 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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

As of June 30, 2024, we had natural gas price swaps to hedge approximately 101.2 Bcf of our 2024 natural gas production at an average price of $3.54 per MMBtu and approximately 136.9 Bcf and 109.5 Bcf of our 2025 and 2026 production, respectively, at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 54.8 Bcf of our 2025 production at an average ceiling price of $3.80 and an average floor price of $3.50 and natural gas collars to hedge approximately 91.3 Bcf of our 2026 production at an average ceiling price of $3.98 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on June 30, 2024 would decrease the fair value of our natural gas price swaps and collars by approximately $124.7 million. A decrease of 10% in the market price of natural gas on June 30, 2024 would increase the fair value of our natural gas price swaps and collars by approximately $124.6 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At June 30, 2024, we had approximately $2.9 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of June 30, 2024, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $897.5 million and $1.6 billion, respectively, based on the market price of approximately 93% and 97%, respectively, of the face amount of such debt. At June 30, 2024, we had $325.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of its operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2024 or 2023.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

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
4.1

Indenture, dated April 9, 2024, by and among the Company, each of the guarantor subsidiaries named therein, and Equiniti Trust Company, LLC for the 6.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed April 9, 2024).

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

COMSTOCK RESOURCES, INC.

Date: August 1, 2024	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: August 1, 2024	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)