Form 10-K
period 2024-12-31
COMSTOCK RESOURCES INC
filed 2025-02-21
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), was $943.4 million. As of February 20, 2025 there were 292,919,009 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after

December 31, 2024 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2024

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

COMSTOCK RESOURCES, INC.

"Net" when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage of working interest owned by us.

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

COMSTOCK RESOURCES, INC.

PART I

ITEM 1. BUSINESS

We are a leading independent natural gas producer operating primarily in the Haynesville shale, a premier natural gas basin located in North Louisiana and East Texas with superior economics given its geographical proximity to the Gulf Coast natural gas markets. As of December 31, 2024, substantially all of our proved natural gas and oil reserves were in the Haynesville and Bossier shale plays. We are focused on creating value through the development of our substantial inventory of highly economic drilling opportunities in the Haynesville and Bossier shales and through our exploration activities in our Western Haynesville play. Our common stock is listed and traded on the New York Stock Exchange under the symbol "CRK".

Our operations are concentrated in Louisiana and Texas. Our natural gas and oil properties are estimated to have proved reserves of 3.8 Tcfe with a PV 10 Value of $1.6 billion as of December 31, 2024 based on SEC prices. Our proved reserves are principally natural gas, which were 73% developed as of December 31, 2024 with an average reserve life of approximately 7 years. Using NYMEX futures market natural gas and oil prices as of December 31, 2024, proved reserves are estimated at 7.0 Tcfe with a PV 10 Value of $5.7 billion. Using these prices, our proved reserves were 41% developed as of December 31, 2024, with an average reserve life of approximately 13 years.

Strengths

High Quality Properties. As of December 31, 2024, we have 1,099,090 acres (819,489 net) prospective for the Haynesville and Bossier shale plays, located in North Louisiana and East Texas, including our extension of the plays in our Western Haynesville area. Our Haynesville/Bossier shale properties have extensive development and exploration potential. Advances in drilling and completion technology have allowed us to increase the reserves recovered through drilling longer horizontal lateral lengths and applying substantially improved well stimulations, as well as successfully drilling horizontal wells in our deeper Western Haynesville extension of the Haynesville and Bossier Shale plays. As a result of the improved economic returns, we have focused our development activities primarily on drilling Haynesville and Bossier horizontal wells since 2015.

Our Haynesville and Bossier shale acreage is located in one of the premier North American natural gas basins and has access to the growing natural gas demand in the Gulf Coast markets related to LNG exports and the petrochemical industry due to its geographic proximity. We believe we are well positioned for future growth due to the following:

•
Premier natural gas resource. The Haynesville and Bossier shales in our legacy area has been substantially delineated since commercial operations started in 2008 and the consistent and successful results of our first eighteen wells in our Western Haynesville area indicate substantial upside to our extension of the Haynesville and Bossier shale plays. We believe that these shale plays represent some of the most economic natural gas drilling opportunities in North America.
•
Management and operating team with extensive experience in developing the Haynesville and Bossier shales. We were among the first exploration and production companies to effectively apply horizontal drilling techniques in the Haynesville and Bossier shales beginning in 2007. In 2015, we restarted a drilling program in the Haynesville and Bossier shales utilizing enhanced completion well designs that have significantly improved the economics of these wells. In 2022, we started exploratory drilling in the Western Haynesville area and now have eighteen successful wells turned to sales through the end of 2024. We have also drilled some of the longest lateral wells in the basin. We successfully drilled 31 wells with laterals of 15,000 feet or greater from 2021 through 2024.
•
Attractive economic returns. The Haynesville and Bossier shales offer highly economic drilling opportunities through application of advanced drilling and completion technologies, including the use of longer laterals, horseshoe laterals and high intensity fracture stimulation using tighter frac stages and higher proppant loading. Our Western Haynesville wells are some of the deepest horizontal wells in a high pressure and high temperature shale in the industry. Our management and operating teams are instrumental in developing and optimizing some of the most effective completion techniques in the Haynesville and Bossier shales and such completion techniques have resulted in a substantial improvement in initial production rates and recoverable reserves, which has resulted in some of the highest single well rates of return when compared to results from other natural gas basins in North America.
•
Proximity to premium natural gas markets. Our natural gas production benefits from the strong regional Gulf Coast demand growth driven by a substantial increase in LNG exports, exports to Mexico and new or expanded petrochemical facilities. Producers, such as us, with access to the Gulf Coast natural gas markets are receiving higher net realized prices than most

COMSTOCK RESOURCES, INC.

producers in other regions. We are also able to realize higher margins due to our ability to access an extensive midstream infrastructure with lower cost, flexible gas marketing arrangements.
•
Company-owned Midstream. In 2023, we formed Pinnacle Gas Services LLC to provide gathering and treating services for our emerging Western Haynesville. At December 31, 2024, the Pinnacle system included a gas treating plant in Bethel, Texas and 246 miles of high-pressure pipelines.
•
Organic Drilling Inventory Growth. We focus on growing our inventory of drilling locations organically by acquiring undeveloped leasehold through direct leasing or acquisitions of undeveloped acreage in contrast to many of our peers who have focused on mergers or acquisitions of producing properties to replenish drilling inventory. Over the last five years we have acquired a total of approximately 517,624 net undeveloped acres prospective for the Haynesville and Bossier shales.
•
Successful Drilling Program. We spent $902.1 million on exploration and development activities in 2024, almost exclusively in the Haynesville and Bossier shale. We spent $858.1 million on drilling and completion activities and an additional $44.0 million on other development costs. We drilled 50 (42.9 net) wells in 2024, which had an average lateral length of approximately 10,759 feet. Our drilling program in 2024 replaced 101% of our 2024 production based on proved reserves added in our SEC price case and 170% based on proved reserves added in our alternative price case.
•
Efficient Operator. We operated 98% of our proved reserve base as of December 31, 2024. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.

Business Strategy

Our strategy consists of the following principal elements:

•
Prudently grow cash flow, production and reserves through development of our high-quality inventory of drilling locations. We have an extensive inventory of de-risked, high-return drilling locations prospective for the Haynesville and Bossier shales. As of December 31, 2024, we have identified 2,658 drilling locations (1,350 net to us) which gives us decades of drilling activity. We have optimized the economics of our drilling location inventory by extending the lateral lengths. In 2024, we successfully drilled our first "horseshoe" well, which allowed us to convert two 4,500-foot lateral locations to one 9,382 horizontal well. Our drilling inventory now includes 113 horseshoe locations with superior economics compared to the 226 short lateral locations they replaced. The average lateral length of our drilling location inventory is 9,603 feet.
•
Grow reserve base through active exploration program. We are investing a substantial portion of our annual capital budget to expand our acreage holdings and delineate our emerging Western Haynesville and Bossier shale plays in East Texas. Our first seven exploratory wells turned to sales in 2022 and 2023 have been successful. In 2024, we turned an additional eleven Haynesville and Bossier shale wells in this play to sales. In 2025, we currently intend to drill an additional 20 Haynesville and Bossier shale wells in this play.
•
Evaluate and pursue strategic acquisition opportunities and conduct an active leasing program to grow our reserves, production, and drilling location inventory. We intend to leverage our management and operating team's significant technical expertise and experience in the Haynesville and Bossier shale plays to continue to pursue acquisition opportunities in that region and to successfully execute and integrate acreage acquisitions that will add to our drilling inventory. We also plan to continue to acquire prospective acreage with an active leasing program.
•
Maintain disciplined financial strategy. Given the current natural gas price outlook, we intend to maintain a conservative operating plan in 2025 with the primary goal of protecting our balance sheet. Our current plan is to fund our exploration and development activity with operating cash flow that we generate. We believe our low operating cost structure combined with maximizing the capital efficiency of our drilling program and maintaining financial discipline will allow us to achieve this goal.
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

COMSTOCK RESOURCES, INC.

reduce emissions in our drilling and completion operations and design our wells to drill longer laterals and utilize multi-well pad locations to minimize our above-ground footprint.
•
Manage commodity price exposure. We maintain an active natural gas price hedging program designed to mitigate volatility in natural gas prices and to protect a portion of our expected future cash flows to insure that we have adequate cash flow to meet our financial obligations. Beginning in 2025, we also have access to gas storage in Western Haynesville that will allow us greater operational flexibility and take advantage of seasonal natural gas pricing.

Property Acquisitions

In 2024, we added 265,290 net acres to our Western Haynesville area through acquisitions and an active leasing program at a cost of $106.4 million. In 2023, we added 79,741 net Haynesville and Bossier shale acres in Western Haynesville for $98.6 million. In 2022, we added 104,314 net Haynesville and Bossier shale acres in Western Haynesville for $54.4 million.

Western Haynesville Midstream Venture

To support the continued development of the Western Haynesville and Bossier shale, we entered into a partnership with Quantum Capital Solutions ("Quantum") in 2023 to finance the buildout of natural gas gathering and treating facilities required to handle the expected growth in our natural gas production from wells we plan to drill in this area. Pinnacle Gas Services LLC ("Pinnacle") was formed by the contribution of a high pressure pipeline and natural gas treating plant which we acquired in 2022. We invested $30.0 million in these midstream assets including the initial acquisition costs. Quantum agreed to fund up to $300 million for the future build out of the gathering and gas treating system. We manage the operations of Pinnacle under a management contract and appoint the majority of Pinnacle's board of directors. Quantum is entitled to a 12% dividend on its invested capital and 80% of any distributions from Pinnacle until certain return hurdles are met. After the return hurdles are met, Quantum's ownership reduces to 30%. In 2024 and 2023, Quantum contributed $60.5 million and $24.0 million, respectively, to fund Pinnacle's capital expansion.

Property Dispositions

In 2024, 2023 and 2022 we sold our working interest in certain non-strategic, non-operated properties for $1.2 million, $41.3 million and $4.1 million, respectively.

Natural Gas and Oil Reserves

The following table sets forth our estimated proved natural gas and oil reserves as of December 31, 2024:

	Oil (MBbls)	Natural Gas (MMcf)(1)	Total (MMcfe)(1)	PV 10 Value (000's)(2)
Proved Developed:
Producing	305	2,683,022	2,684,851	$1,465,335
Non-producing	26	48,790	48,946	15,614
Total Proved Developed	331	2,731,812	2,733,797	1,480,949
Proved Undeveloped	—	1,030,286	1,030,286	121,825
Total Proved	331	3,762,098	3,764,083	1,602,774
Discounted Future Income Taxes				(4,580)
Standardized Measure of Discounted Cash Flows				$1,598,194

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

COMSTOCK RESOURCES, INC.

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2024		2023		2022
	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)
Proved Developed	331	2,731,812	548	2,734,175	480	2,531,462
Proved Undeveloped	—	1,030,286	—	2,206,051	69	4,166,108
Total Proved Reserves	331	3,762,098	548	4,940,226	549	6,697,570

______________

(1)
Natural gas volumes include NGLs. NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of NGLs for six Mcf of natural gas based upon the approximate relative energy content.

All of our proved reserves are in the Haynesville and Bossier shales in North Louisiana and East Texas. These wells produce from depths of 10,500 to 19,000 feet. All of our proved undeveloped reserves represent wells to be drilled in the next five years on our Haynesville and Bossier shale acreage.

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

The natural gas and oil prices used for reserves estimation were as follows:

Year	Natural Gas Price (per Mcf)	Oil Price (per Bbl)
2024	$1.84	$71.07
2023	$2.39	$72.63
2022	$6.03	$91.21

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. We only include wells in our proved undeveloped reserves that we currently plan to drill and in which we have adequate capital resources to enable us to drill them. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development. As of December 31, 2024, our proved undeveloped reserves did not include any undrilled wells with a rate of return less than 10%.

As of December 31, 2024, our proved undeveloped reserves were comprised of 1.0 Tcf of natural gas consisting of 56 undeveloped locations. All of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shale (including Western Haynesville and Bossier) properties where our 2025 drilling program is focused. Our natural gas and oil proved undeveloped reserves decreased by 1.2 Tcf during 2024 due to low natural gas prices used to determine the proved

COMSTOCK RESOURCES, INC.

reserves as 83 proved undeveloped reserve locations previously included in our proved reserves no longer generate an economic return using the prescribed SEC natural gas and oil prices. During 2024, 21 proved undeveloped locations included in our 2023 reserves were converted to proved developed reserves.

As of December 31, 2023, our proved undeveloped reserves were comprised of 2.2 Tcf of natural gas, all of which were associated with our Haynesville and Bossier shales (including Western Haynesville and Bossier) properties. Our natural gas proved undeveloped reserves decreased by 2.0 Tcf during 2023. During 2023, 67 proved undeveloped locations were converted to proved developed reserves.

The following table presents the changes in our estimated proved undeveloped natural gas and oil reserves for the years ended December 31, 2024, 2023 and 2022:

	Proved Undeveloped Reserves
	2024		2023		2022
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	—	2,206,051	69	4,166,108	—	3,872,423
Revisions	—	(996,816)	—	(1,634,178)	(68)	(1,545)
Extension and Discoveries	—	94,538	—	407,629	137	920,825
Conversion from Undeveloped to Developed	—	(273,487)	(69)	(733,508)	—	(625,595)
Total Change	—	(1,175,765)	(69)	(1,960,057)	69	293,685
Ending Balance	—	1,030,286	—	2,206,051	69	4,166,108

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2024		2023		2022
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2023	—	—	—	—	69	974,476
2024	—	—	—	273,487	—	868,692
2025	—	162,370	—	425,458	—	961,824
2026	—	90,525	—	656,609	—	881,972
2027	—	70,859	—	509,227	—	479,144
2028	—	302,749	—	341,270	—	—
2029	—	403,783	—	—	—	—
Total	—	1,030,286	—	2,206,051	69	4,166,108

The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2024, 2023 and 2022:

	Future Development Costs Total Proved Undeveloped Reserves
	2024	2023	2022
Year ended December 31,	(in millions)
2023	$—	$—	$810.0
2024	—	184.5	890.0
2025	97.1	427.2	957.0
2026	65.7	728.7	942.4
2027	55.4	522.4	497.8
2028	279.1	351.3	—
2029	394.2	—	—
Total	$891.5	$2,214.1	$4,097.2

COMSTOCK RESOURCES, INC.

The following table presents the changes in our estimated future development costs for the years ended December 31, 2024 and December 31, 2023:

(in millions)
Total as of December 31, 2022	$4,097.2
Development Costs Incurred	(844.3)
Additions	461.4
Revisions	(1,500.2)
Total Changes	(1,883.1)
Total as of December 31, 2023	2,214.1
Development Costs Incurred	(422.6)
Additions	96.2
Revisions	(996.2)
Total Changes	(1,322.6)
Total as of December 31, 2024	$891.5

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2024 of $891.5 million decreased by $1.3 billion from our estimated future capital costs of $2.2 billion as of December 31, 2023. Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2023 of $2.2 billion decreased by $1.9 billion from our estimated future capital costs of $4.1 billion as of December 31, 2022. These decreases were attributable to the lower number of future proved undeveloped locations expected to generate an economic return as a result of lower natural gas prices.

Given the low reference natural gas price prescribed by the SEC rules of $1.84 per Mcf for the year ended December 31, 2024, we performed an analysis to compare our proved reserve estimates as of December 31, 2024, to proved reserve estimates using a $3.26 per Mcf natural gas price and a $59.10 per Bbl oil price, which represents the NYMEX futures market prices as of December 31, 2024, adjusted for basis differentials ("alternative price case"), to show the sensitivity of our proved reserve estimates to price fluctuations. The alternative price case includes proved undeveloped locations that we intend to drill that do not generate an economic return using the SEC prescribed prices. This sensitivity analysis is only meant to demonstrate the impact that changing natural gas and oil prices may have on our proved reserve estimates and the related PV 10 Value and there is no assurance this outcome will be realized. Our proved natural gas and oil reserves utilizing SEC prices and the alternative price case are as follows:

	SEC Price Case	Alternative Price Case
Oil (MBbls)
Proved Developed	331	376
Proved Undeveloped	—	—
Total	331	376

Natural Gas (MMcf) (1)
Proved Developed	2,731,812	2,845,669
Proved Undeveloped	1,030,286	4,174,614
Total	3,762,098	7,020,283

Total Proved Reserves (MMcfe) (1)	3,764,083	7,022,537

PV 10 Value (in thousands) (2)	$1,602,774	$5,677,971

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

COMSTOCK RESOURCES, INC.

Proved reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We retained an independent petroleum consultant to conduct an audit of our December 31, 2024 reserve estimates. Netherland, Sewell & Associates, Inc. ("NSAI") audited 100% of our total PV 10 Value as of December 31, 2024. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. NSAI was selected for its geographic expertise and historical experience.

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

The independent consultant's estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 2% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of our independent consultant and some may be less than the estimates of the independent consultant. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. The remaining differences are not resolved due to the limited cost benefit of continuing such analysis. During the year, our reserves group also performs separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

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

All of our reserve estimates are reviewed with our executive management, our independent consultants perform an independent analysis, and ultimately our reserve estimates are approved by our Director of Reservoir Engineering, Kristine Bartlett. Ms. Bartlett holds a Bachelor of Science degree in Petroleum Engineering and Geoscience from the University of Texas at Austin and has 12 years of engineering experience in the oil and gas industry.

We did not provide estimates of total proved natural gas and oil reserves during the three-year period ended December 31, 2024 to any federal authority or agency, other than the SEC.

Production, Price and Cost Summary

Annual production, average prices that we realized from sales of natural gas and oil and the associated lifting costs for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2024	2023	2022
Net Production Volumes:
Natural gas - MMcf	527,548	524,467	500,616
Oil - MBbls	50	70	82
Average Prices:
Natural Gas - $/Mcf	$1.98	$2.40	$6.23
Oil - $/Bbl	$71.94	$73.73	$92.65
Lifting Costs - $/Mcfe:
Lease operating	$0.25	$0.25	$0.22
Gathering and transportation	$0.37	$0.35	$0.31
Production and ad valorem taxes	$0.11	$0.18	$0.16

COMSTOCK RESOURCES, INC.

Drilling Activity Summary

During the three-year period ended December 31, 2024, we drilled development and exploratory wells as set forth in the table below:

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	—	—
Gas	39	31.9	63	47.6	116	58.6
Dry	—	—	1	1.0	—	—
	39	31.9	64	48.6	116	58.6
Exploratory:
Oil	—	—	—	—	—	—
Gas	11	11.0	7	6.9	2	2.0
Dry	—	—	—	—	—	—
	11	11.0	7	6.9	2	2.0
Total	50	42.9	71	55.5	118	60.6

As of December 31, 2024, 2023 and 2022, we had 21 (17.3 net), 30 (26.9 net), and 42 (29.0 net), respectively, operated wells in the process of being drilled and completed.

Producing Well Summary

The following table sets forth the gross and net producing natural gas and oil wells in which we owned an interest as of December 31, 2024:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	4	2.6	1,308	742.1
Oklahoma	6	0.6	98	8.8
Texas	11	6.2	974	780.4
Wyoming	—	—	26	1.9
Total	21	9.4	2,406	1,533.2

We operate 1,747 of the 2,427 producing wells presented in the above table. As of December 31, 2024, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage as of December 31, 2024, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	198,432	153,980	25,284	19,290
Oklahoma	26,080	3,382	—	—
Texas	220,286	169,569	737,197	528,385
Wyoming	13,440	927	—	—
Total	458,238	327,858	762,481	547,675

COMSTOCK RESOURCES, INC.

As of December 31, 2024, our undeveloped acreage expires as follows:

	Gross		Net
2025	35,313	5%	27,636	5%
2026	83,625	11%	63,181	12%
2027	49,734	7%	35,582	6%
2028	28,754	4%	18,827	3%
2029	2,833	—%	2,075	—%
Thereafter	562,222	73%	400,374	74%
	762,481	100%	547,675	100%

The title to our natural gas and oil properties is subject to royalty, overriding royalty, carried and other similar interests and contractual arrangements customary in the natural gas and oil industry, liens incident to operating agreements and for current taxes not yet due and other minor encumbrances. All of our natural gas and oil properties are pledged as collateral under our bank credit facility. As is customary in the natural gas and oil industry, we are generally able to retain our ownership interest in undeveloped acreage by production from wells producing from a different reservoir, by drilling activity which establishes commercial reserves sufficient to maintain the lease, by payment of delay rentals or by the exercise of contractual extension rights.

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

Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices or fixed prices. We target selling approximately 70% to 75% of our natural gas on first of month index price, with the remaining volumes on daily spot market pricing. The percentage of natural gas sold on spot market pricing can be impacted when new wells commence production as such production is typically sold on daily spot market pricing during the month the well is first brought on line. Enterprise Products Operating and its subsidiaries and Venture Global LNG, Inc. accounted for 21% and 12%, respectively, of our total 2024 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our natural gas and oil production from other purchasers.

We have entered into longer-term transportation arrangements to ensure that we have adequate transportation to deliver our natural gas production in North Louisiana and East Texas to various markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to a central point or other long-haul natural gas pipelines. We currently have agreements with certain natural gas midstream companies to provide us with firm transportation for an average of approximately 1.7 Bcf per day in 2025 on the long-haul pipelines. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs.

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

Regulation

General. Various aspects of our natural gas and oil operations are subject to extensive and continually changing regulation, as legislation affecting the natural gas and oil industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the natural gas and oil industry and its individual members. The Federal Energy Regulatory Commission ("FERC") regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 ("NGA") and the Natural Gas Policy Act of 1978. In 1989, however, Congress enacted the Natural

COMSTOCK RESOURCES, INC.

Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting all "first sales" of natural gas, effective January 1, 1993, subject to the terms of any private contracts that may be in effect. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business. Under the provisions of the Energy Policy Act of 2005 (the "2005 Act"), the NGA has been amended to prohibit any form of market manipulation with the purchase or sale of natural gas, and the FERC has issued new regulations that are intended to increase natural gas pricing transparency. The 2005 Act has also significantly increased the penalties for violations of the NGA. The FERC has issued Order No. 704 et al. which requires a market participant to make an annual filing if it has sales or purchases equal to or greater than 2.2 million MMBtu in the reporting year to facilitate price transparency.

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

Federal leases. Some of our operations are located on federal natural gas and oil leases that are administered by the Bureau of Land Management ("BLM") of the United States Department of the Interior. These leases are issued through competitive bidding and contain relatively standardized terms. These leases require compliance with detailed Department of Interior and BLM regulations and orders that are subject to interpretation and change. These leases are also subject to certain regulations and orders promulgated by the Department of Interior's Bureau of Ocean Energy Management, Regulation & Enforcement, through its Minerals Revenue Management Program, which is responsible for the management of revenues from both onshore and offshore leases. Our operations located on federal natural gas and oil leases are insignificant to our total operations.

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

The FERC's regulation of pipelines that transport crude oil, condensate and natural gas liquids under the Interstate Commerce Act is generally more light-handed than the FERC's regulation of natural gas pipelines under the NGA. FERC-regulated pipelines that transport crude oil, condensate and natural gas liquids are subject to common carrier obligations that generally ensure non-discriminatory access. With respect to interstate pipeline transportation subject to regulation of the FERC under the Interstate Commerce Act, rates generally must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates are permitted in certain circumstances. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates governed by the Interstate Commerce Act that allowed for an increase or decrease in the transportation rates. The FERC's regulations include a methodology for such pipelines to change their rates through the use of an index system that establishes ceiling levels for such rates. The mandatory five-year review in 2005 revised the methodology for this index to be based on Producer Price Index for Finished Goods (PPI-FG) plus 1.3 percent for the period July 1, 2006 through June 30, 2011. The mandatory five-year review in 2012 revised the methodology for this index to be based on PPI-FG plus 2.65 percent for the period July 1, 2011 through June 30, 2016. The regulations provide that each year the Commission will publish the oil pipeline index after the PPI-FG becomes available.

COMSTOCK RESOURCES, INC.

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

We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. Environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements or new regulatory schemes such as carbon "cap and trade" or pricing programs could have a material adverse effect upon our capital expenditures, earnings or competitive position, including the suspension or cessation of operations in affected areas. The Biden administration has made, and the Trump administration may also make additional changes to applicable regulations. There are costs associated with responding to changing regulations and policies, whether such regulations are more or less stringent. As such, there can be no assurance that material costs and liabilities will not be incurred in the future.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances at such sites. Under CERCLA, such persons may be subject to joint and several liability for the cost of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the cost of certain health studies. In addition, companies that incur liability frequently also confront third party claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment from a polluted site. Many states have adopted similar statutes that impose liability for the release of hazardous substances and petroleum. In addition, from time to time the U.S. Environmental Protection Agency ("EPA"), states, and other agencies make new findings that certain chemicals are potential environmental concerns, sometimes referred to as emerging contaminants. These agencies may also adjust risk-based assessment or cleanup levels, in some instances, to be more stringent. The EPA and other agencies may impose new restrictions or cleanup requirements on such chemicals. We may incur costs to comply with such requirements.

The Federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the generation, transportation, storage, treatment and disposal of hazardous wastes and can require cleanup of hazardous waste disposal sites. RCRA currently excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of natural gas and oil gas from regulation as "hazardous waste". Disposal of such non-hazardous natural gas and oil exploration, development and production wastes usually are regulated by state law. Other wastes handled at exploration and production sites or used in the course of providing well services may not fall within this exclusion. Moreover, stricter standards for waste handling and disposal may be imposed on the natural gas and oil industry in the future. From time to time, legislation is proposed in Congress that would revoke or alter the current exclusion of exploration, development and production wastes from RCRA's definition of "hazardous wastes", thereby potentially subjecting such wastes to more stringent handling, disposal and cleanup requirements. If such legislation were enacted, it could have a significant

COMSTOCK RESOURCES, INC.

impact on our operating costs, as well as the natural gas and oil industry in general. The impact of future revisions to environmental laws and regulations cannot be predicted.

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

Our operations are also subject to the Clean Air Act ("CAA"), and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. EPA issued its final rule on December 2, 2023 that has a number of provisions intended to reduce methane emissions from natural gas and oil operations. We believe our operations will not be materially adversely affected by the new requirements, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. In January 2023, the EPA and the U.S. Army Corps of Engineers issued a new rule that revises the definition of "waters of the United States" ("WOTUS"). The new rule has been challenged by several states and industry groups. If upheld, such regulations may impact certain exploration and production activities. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain natural gas and oil exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution and that the requirements, including those under the 2023 WOTUS rule, are not any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

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

State and federal regulatory agencies have studied possible connections between hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Arkansas, California, Colorado, Illinois, Kansas, Ohio, Oklahoma, and Texas, have modified their regulations to account for induced seismicity. There continues to be research into the possible linkage between natural gas and oil activity and induced seismicity. A 2012 report published by the National Academy of Sciences, as well as a more recent paper published in the journal Reviews of Geophysics and cited on the U.S. Geological Survey website, concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. In 2015, the U.S. Geological Survey identified eight states, including Texas, with areas of increased rates of induced seismicity that could be attributed to fluid injection or natural gas and oil extraction. In March 2016, the U.S. Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico, and Arkansas. In addition, a number of lawsuits have been filed, including in Oklahoma, alleging that disposal well operations have caused damage to or injury at nearby properties or otherwise violated state and federal rules regulating waste disposal. It is possible that the EPA or other agencies may develop rules to specifically address the disposal of wastewater from natural gas and oil development and the potential for induced seismicity from wastewater injection. Future regulatory developments could adversely affect our

COMSTOCK RESOURCES, INC.

operations by placing restrictions on the use of injection wells and hydraulic fracturing and/or causing us to incur increased operating expenses.

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

Certain statutes, such as the Emergency Planning and Community Right to Know Act, require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company's operations by regulatory agencies or the public. In 2012, the EPA adopted the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to collect data on their emissions of greenhouse gases ("GHG"). GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents ("CO2e"). The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. These greenhouse gas reporting rules were amended on October 22, 2015 to expand the number of sources and operations that are subject to these rules, and again on November 18, 2016 to provide less burdensome reporting requirements. We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. Other EPA actions with respect to the reduction of greenhouse gases (such as the EPA's Greenhouse Gas Endangerment Finding, and the EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

COMSTOCK RESOURCES, INC.

The U.S. has not passed legislation to expressly regulate GHG emissions; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. However, in 2025, President Trump directed the EPA to reevaluate the Endangerment Finding, which could impact the EPA's prior and future rulemaking. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. States in which we operate may also require permits and reductions in GHG emissions. Additionally, as discussed above, the EPA has promulgated rules that require reductions in volatile organic compounds ("VOCs") and methane generation from natural gas and oil operations. In addition, on April 10, 2024, the BLM finalized a rule establishing new requirements designed to reduce waste of natural gas from venting, flaring and leaks. Since all of our natural gas and oil production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the natural gas and oil we produce. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years. The United States signed the Paris Agreement on April 22, 2016; although the Trump administration provided notice of its intent to withdraw from the Paris Agreement in 2017 and again in 2025. Further, the United States has made additional commitments with respect to GHG emissions through the United Nations Climate Change Conference, including with respect to reducing methane emissions. It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in natural gas and oil exploration and production activities.

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

In 2021, the Biden administration issued an Executive Order pausing new natural gas and oil leasing and drilling permits for U.S. public lands and offshore waters until the Secretary of the Interior conducts a comprehensive review and reconsideration of Federal natural gas and oil permitting and leasing practices. In 2022, the Biden administration reopened federal lands for natural gas and oil leasing under a reformed program that significantly reduces the acreage available for lease and, in 2025, President Trump revoked the 2021 Executive Order. We believe our operations will not be materially adversely affected by these changes and expect that the impacts to our operations will be similar to other similarly situated companies involved in natural gas and oil exploration and production activities.

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

COMSTOCK RESOURCES, INC.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034, and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet. This lease expires on December 31, 2031. We have an option to terminate the lease on December 31, 2028. We also own production offices and pipe yard facilities near Carthage, Franklin, Nacogdoches, Marshall, Marquez and Tennessee Colony in Texas and Bossier City, Grand Cane, Greenwood, Homer, Mansfield and Logansport in Louisiana.

Human Capital

As of December 31, 2024, we had 256 employees and utilized contract employees for certain of our drilling, completion and production operations. We seek to attract a qualified workforce and maintain strong non-discrimination and anti-harassment policies.

The safety of our employees, contractors and the community is a core business value and in order to achieve our goals of operational excellence and an injury-free workplace, we maintain a strong health and safety management system. The framework includes policies and procedures outlining how we do our work, programs to engage employees and drive a proactive safety culture, employee training to help ensure our employees have the knowledge to perform their work safely, setting targets and objectives for clearly defined deliverables and accountabilities and periodic audit and inspection of results using data collection of key performance indicators and scorecards to measure our success and develop improvement strategies.

We utilize a third-party contractor management service to ensure a consistent approach in aligning our expectations with all third parties involved in our operations. We hold our contractors accountable to the highest performance standards through our contractor onboarding and continuous auditing process.

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	69
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	64
Daniel S. Harrison	Chief Operating Officer	61
Clifford D. Newell	Chief Commercial Officer and Vice President of Corporate Development	46
Patrick H. McGough	Vice President of Operations	44
Ronald E. Mills	Vice President of Finance and Investor Relations	52
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	64
LaRae L. Sanders	Vice President of Land	62
Brian C. Claunch	Vice President of Financial Reporting	50
Elizabeth B. Davis	Director	62
Morris E. Foster	Director	82
Jim L. Turner	Director	79

COMSTOCK RESOURCES, INC.

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

Daniel S. Harrison has been our Chief Operating Officer since 2019 and served as Vice President of Operations since 2017. Mr. Harrison has been with us since 2008 and served in various engineering and operations management positions of increasing responsibility during that time. Prior to joining us, Mr. Harrison was an operations engineer at Cimarex Energy Company from 2005 to 2008. Prior to 2005, he worked in various petroleum engineering operations management positions for several independent oil and gas exploration and development companies. Mr. Harrison received a B.S. Degree in Petroleum Engineering from the Louisiana State University in 1985.

Clifford D. Newell has been our Chief Commercial Officer and Vice President of Corporate Development since December 2022. Mr. Newell has over 15 years of experience in commercial, marketing and operations experience in the midstream energy industry. Prior to joining us, Mr. Newell was responsible for producer relationships, business development, project management, scheduling and marketing as Commercial Vice President at Trace Midstream, Blue Mountain Midstream and Penntex Midstream. He received his Bachelor of Business Administration in Economics and Pre-Law and Executive Master of Business Administration from Centenary College of Louisiana in 2006 and 2013, respectively. He also received his Master of Energy Business from the University of Tulsa in 2015.

Patrick H. McGough has been our Vice President of Operations since 2019 following our acquisition of Covey Park Energy, LLC. He joined Covey Park in August 2018 as the Vice President of Operations, where he was responsible for drilling, completion, and production operations and engineering. Prior to his time at Covey Park, Mr. McGough held significant roles as a drilling, completion, and production engineer at Brammer Engineering. Mr. McGough received a Bachelor of Science in Chemical Engineering from Louisiana Tech University in 2003 and an MBA from Centenary College of Louisiana in 2010.

Ronald E. Mills has been our Vice President of Finance and Investor Relations since 2019. Prior to joining us, Mr. Mills was an Equity Member and Senior Analyst responsible for covering exploration and production companies at Johnson Rice & Company LLC. Mr. Mills joined Johnson Rice in August 1995. Mr. Mills received a Bachelor of Arts in Economics and Master of Business Administration from Tulane University in 1994 and 1995, respectively.

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

LaRae L. Sanders has been our Vice President of Land since 2014. Ms. Sanders has been with us since 1995. She has served as Land Manager since 2007 and has been instrumental in all of our active development programs and major acquisitions. Prior to joining us, Ms. Sanders held positions with Bridge Oil Company and Kaiser-Francis Oil Company, as well as other independent exploration and production companies. Ms. Sanders is a Certified Professional Landman and became the nation's first Certified Professional Lease and Title Analyst in 1990.

Brian C. Claunch has been our Vice President of Financial Reporting since June 2021. Mr. Claunch joined the Company in June 2020 as Director of Financial Reporting. Prior to joining Comstock, Mr. Claunch served as Director of Financial Reporting at Guidon Energy and Controller at Pioneer Natural Resources Company. He received his Bachelor of Business Administration and Master of Science in Accounting degrees from the University of Texas at Arlington in 1999 and is a Certified Public Accountant.

COMSTOCK RESOURCES, INC.

Outside Directors

Elizabeth B. Davis has served as a director since 2014. Dr. Davis is currently the President of Furman University. Dr. Davis was the Executive Vice President and Provost for Baylor University until July 2014 and served as Interim Provost from 2008 until 2010. Prior to her appointment as Provost, she was a professor of accounting at the Hankamer School of Business at Baylor University where she also served as associate dean for undergraduate programs and as acting chair for the Department of Accounting and Business Law. Prior to joining Baylor University, she worked for the public accounting firm Arthur Andersen from 1984 to 1987.

Morris E. Foster has served as a director since 2017. Mr. Morris retired in 2008 as Vice President of ExxonMobil Corporation and President of ExxonMobil Production Company following more than 40 years of service with the ExxonMobil group. Mr. Foster served in a number of production engineering and management roles domestically as well as in the United Kingdom and Malaysia prior to his appointment in 1995 as a Senior Vice President in charge of the upstream business of Exxon Company, USA. In 1998, Mr. Foster was appointed President of Exxon Upstream Development Company and following the merger of Exxon and Mobil in 1999, he was named to the position of President of ExxonMobil Development Company. In 2004, Mr. Foster was named President of Exxon Mobil Production Company, the division responsible for ExxonMobil's upstream oil and gas exploration and production business, and a Vice President of ExxonMobil Corporation. Mr. Foster currently serves as Chairman of Stagecoach Properties Inc., a real estate holding corporation with properties in Salado, Houston and College Station, Texas and Carmel, California and as a member of the Board of Regents of Texas A&M University. In addition, Mr. Foster currently serves on the board of directors of Scott & White Medical Institute.

Jim L. Turner has served as a director since 2014. Mr. Turner currently serves as Chairman of Turner Holdings, LLC and CEO of JLT Automotive, Inc. Mr. Turner served as President and Chief Executive Officer of Dr Pepper/Seven Up Bottling Group, Inc. from its formation in 1999 through 2005, when he sold this interest in that company. Prior to that, Mr. Turner served as Owner/Chairman of the Board and Chief Executive Officer of the Turner Beverage Group, the largest privately owned independent bottler in the United States. Mr. Turner is past-Chairman and currently serves on the Board of Trustees of Baylor Scott and White Health, the largest not-for-profit healthcare system in the State of Texas, where he also serves as Chairman of the Finance Committee and as a member of the Executive Committee. He is a Director of Crown Holdings where he also serves as Chairman of the Compensation Committee and as a member of the Nominating and Governance Committee. He is on the Board of Directors of INSURICA, a full-service insurance agency. Mr. Turner is former Chairman of Dean Foods Company where he also served as Chairman of the Compensation Committee.

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

Our business is heavily dependent upon the price of and demand for natural gas. Historically, natural gas prices have been volatile and are likely to remain volatile in the future. The prices we receive for our natural gas production depend on numerous factors beyond our control, including the following:

COMSTOCK RESOURCES, INC.

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

We expect to expend substantial capital in the acquisition of, exploration for and development of natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares and may not be possible on terms acceptable to us given the current volatility in the financial markets. The issuance of additional debt would likely require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Our cash flow from operations and access to capital is subject to a number of variables, including:

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

COMSTOCK RESOURCES, INC.

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

Additionally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near coasts and riverbanks, and facilities situated in hurricane-prone and rain-susceptible regions. To the extent the frequency of extreme weather events increases, this could increase our cost of producing products. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

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

COMSTOCK RESOURCES, INC.

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

Market conditions or the unavailability of satisfactory natural gas transportation arrangements may hinder our access to natural gas markets or delay our production. The availability of a ready market for our natural gas production depends on a number of factors, including the demand for and supply of natural gas and the proximity of reserves to pipelines and processing facilities. Our ability to market our production depends in a substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, which, in some cases, may be owned and operated by third parties. Our failure to obtain such services on acceptable terms, if at all, could materially harm our business. We may be required to shut in wells due to a lack of market demand or because of the inadequacy or unavailability of pipelines or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market.

COMSTOCK RESOURCES, INC.

Our debt service requirements could adversely affect our operations and limit our growth.

We had $3.0 billion principal amount of debt as of December 31, 2024.

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

Future acquisitions or development activities may require us to alter our capitalization significantly. These changes in capitalization may significantly increase our debt. Moreover, our ability to meet our debt service obligations and to reduce our total debt will be dependent upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our indebtedness and to meet other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or seeking to raise additional debt or equity capital. We cannot assure you that any of these actions could be affected on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements.

Our debt agreements contain a number of significant covenants. These covenants limit our ability to, among other things:

•
borrow additional money;
•
merge, consolidate or dispose of assets;
•
make certain types of investments;
•
enter into transactions with our affiliates; and
•
pay dividends.

Our failure to comply with any of these covenants could cause a default under our bank credit facility and the indentures governing our outstanding notes. A default, if not waived, could result in acceleration of our indebtedness, in which case the debt would become immediately due and payable. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it given the current status of the credit markets. Even if new financing is available, it may not be on terms that are acceptable to us. Furthermore, our bank credit facility is subject to various interest rates that are tied to adjusted Secured Overnight Financing Rate ("SOFR") or an alternate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

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

COMSTOCK RESOURCES, INC.

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

We are heavily dependent on our information systems and computer-based programs, including our well operations information, seismic data, electronic data processing and accounting data. If any of these programs or systems were to fail or create erroneous information in our hardware or software network infrastructure, possible consequences include loss of our communication links, our inability to find, produce, process and sell natural gas and oil and the inability to automatically process commercial transactions or engage in similar automated or computerized business activities. Any of these consequences could have a material effect on our business.

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We rely on information technology and operational technology systems to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. Our information technology and operational technology systems, some of which are dependent on third-party business partners, may be vulnerable to damage, interruption or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures and employee error or malfeasance. As a natural gas and oil producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security or operation of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. We seek to prevent, detect and investigate cybersecurity incidents, but in some cases, we might be unaware of an incident or its magnitude and effects. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing.

Further, we rely on third-party service providers and technologies on a limited basis to operate business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology and other similar functions. Our ability to monitor these third parties' information security practices is limited, and these third parties may not have adequate information security measures in place, or they may suffer unexpected power losses or computer system or data network failures that negatively impact the systems or solutions on which we rely. If our third-party service providers experience a security incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations. If any of these events were to materialize, either to the Company or a third party upon which we rely, they could lead to, without limitation, any of the following:

•
Loss of or damage to our data, intellectual property, or other proprietary or confidential information;

COMSTOCK RESOURCES, INC.

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

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of natural gas, we have entered into and may continue to enter into hedging transactions for certain of our expected natural gas production. These transactions could result in both realized and unrealized hedging losses. Further, these hedges may be inadequate to protect us from continuing and prolonged declines in the price of natural gas. To the extent that natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

COMSTOCK RESOURCES, INC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We face various cybersecurity threats that could adversely affect our business, financial condition, and results of operations. We have implemented processes and procedures and engaged third-party service providers to assess, identify, and manage these risks, as well as to respond to and mitigate the impact of any potential or actual cybersecurity incidents to our information systems and the information residing therein.

Risk Management and Strategy

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

Our processes for assessing and identifying cybersecurity risks include, but are not limited to, the following elements:

•
regular network security assessments and vulnerability scans performed by third parties;
•
third-party audits of our information systems,
•
third-party systems for monitoring and analysis of network activity and threat intelligence;
•
systems for protecting our information technology, such as firewalls and anti-virus software;
•
cybersecurity awareness training for our employees and contractors, including senior management;
•
and processes to oversee and identify cybersecurity risks associated with our use of third-party service providers, such as conducting due diligence, reviewing contracts, and verifying compliance with security standards and best practices.

Despite our efforts, there is the ever-present risk that our systems and/or data will suffer a successful cyber incident such as unauthorized access, use, disclosure, modification, or destruction by hackers, cybercriminals, state-sponsored actors, insiders, or other malicious actors. We have experienced attempts to compromise our systems and/or data. These attempts included phishing attacks, malware infections, and unauthorized access attempts. We do not believe that these attempts, if successful, would have resulted in a material adverse effect on our business, financial condition, or results of operations. We continue to be diligent in preventing, detecting, and responding to cyber incidents. However, we cannot guarantee that we will not suffer cybersecurity incidents in the future. See Item 1A. Risk Factors "Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions."

Governance

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

COMSTOCK RESOURCES, INC.

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

ITEM 2. PROPERTIES

The information set forth under Item 1 of this Annual Report is incorporated herein by reference.

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

COMSTOCK RESOURCES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol "CRK". As of February 20, 2025, we had 292,919,009 shares of common stock outstanding, which were held by 163 holders of record. We have not paid a dividend on our common stock since 2023. The declaration and payment of future dividends will be at the discretion of the board of directors and will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Stockholder Return Performance

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2024 with the cumulative returns during the same period for the New York Stock Exchange Index and the SPDR Standard & Poor's ("S&P") Oil and Gas Exploration and Production ETF. The graph assumes that $100.00 was invested on the last trading day of 2019, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among Comstock, the NYSE Composite Index and the S&P Oil & Gas Exploration and Production ETF Index

	As of December 31,
Total Return Analysis	2019	2020	2021	2022	2023	2024
Comstock	$100.00	$53.10	$98.30	$167.72	$113.40	$233.45
NYSE Composite	$100.00	$106.99	$129.11	$117.04	$133.16	$154.19
SPDR S&P Oil and Gas Exploration and Production ETF	$100.00	$63.60	$106.04	$154.15	$159.64	$158.04

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States. Our assets are concentrated in the Haynesville and Bossier shale located in North Louisiana and East Texas, a premier natural gas basin with superior economics due to the geographic proximity to Gulf Coast natural gas markets. We own interests in 2,427 producing natural gas and oil wells (1,542.6 net to us) and we operate 1,747 of these wells.

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

We generally sell our natural gas and oil at current market prices at the point where our wells connect to third party purchaser pipelines or terminals. We have entered into certain transportation and treating agreements with midstream and pipeline companies to transport a substantial portion of our natural gas production to long-haul gas pipelines. We market our products in several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near our wells, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of and demand for natural gas. Natural gas prices have historically been volatile and are likely to remain volatile in the future.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, natural gas and oil, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our natural gas and oil wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $34.0 million as of December 31, 2024.

Prices for natural gas and oil have been highly volatile in recent years but we expect our natural gas production to increase, assuming we maintain a sufficient development program to offset expected production declines from our producing wells. The level of our drilling activity is dependent on natural gas prices. If we are unable to offset production declines with the new wells we plan to drill in 2025 and future periods, our production volumes and cash flows from our operating activities may not be sufficient to fund our capital expenditures, and thus, we may need to either curtail drilling activity or seek additional borrowings, which would result in an increase in our interest expense in 2025 and future periods. We may need to recognize impairments of our natural gas and oil properties if natural gas and oil prices decline, and as a result, the expected future cash flows from these properties become insufficient to recover their carrying value.

COMSTOCK RESOURCES, INC.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Our operating data for the year ended December 31, 2024 and 2023 are summarized below:

	Year Ended December 31,
	2024	2023
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	527,548	524,467
Oil (MBbls)	50	70
Natural gas equivalent (MMcfe)	527,847	524,890
Revenues:
Natural gas sales	$1,043,886	$1,259,450
Oil sales	3,597	5,161
Total natural gas and oil sales	$1,047,483	$1,264,611
Expenses:
Production and ad valorem taxes	$57,437	$91,803
Gathering and transportation	$194,890	$184,906
Lease operating	$130,504	$132,203
Exploration	$—	$1,775
Average Sales Price:
Natural gas (per Mcf)	$1.98	$2.40
Oil (per Bbl)	$71.94	$73.73
Average equivalent (Mcfe)	$1.98	$2.41
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.11	$0.18
Gathering and transportation	$0.37	$0.35
Lease operating	$0.25	$0.25
Gas Services:
Gas services revenue	$206,097	$300,498
Gas services expense	$205,407	$282,050

Natural gas and oil sales. Natural gas and oil sales of $1.0 billion in 2024 decreased by $0.2 billion, or 17%, as compared to $1.3 billion in 2023. The decrease was primarily due to lower prices received for our natural gas production. Our 2024 natural gas production increased 1% to 527.5 Bcf (1.4 Bcf per day), which was sold at an average price of $1.98 per Mcf as compared to 524.5 Bcf (1.4 Bcf per day) sold at an average price of $2.40 in 2023.

We utilize natural gas derivative financial instruments to manage our exposure to changes in prices of natural gas to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Year Ended December 31,
	2024	2023
Average Realized Natural Gas Price:
Natural gas, per Mcf	$1.98	$2.40
Cash settlements on derivative financial instruments, per Mcf	0.39	0.15
Price per Mcf, including cash settlements on derivative financial instruments	$2.37	$2.55

Gas services revenues. Gas services revenues of $206.1 million in 2024 decreased $94.4 million (31%) from $300.5 million in 2023. Gas services activities include sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas gathering and treating services. These activities commenced in 2022 with the acquisition of a pipeline and natural gas treating plant and the opportunity to utilize our excess transport capacity in North Louisiana. Gas services revenues decreased in 2024 due primarily to lower natural gas prices on sales of natural gas purchased to utilize our excess transport capacity.

COMSTOCK RESOURCES, INC.

Production and ad valorem taxes. Our production and ad valorem taxes decreased $34.4 million (37%) to $57.4 million in 2024 from $91.8 million in 2023. This decrease was primarily related to a statutory decrease to the Louisiana production tax rate and lower Texas production taxes and ad valorem taxes related to lower natural gas prices in 2024.

Gathering and transportation. Gathering and transportation costs increased $10.0 million (5%) to $194.9 million in 2024 as compared to $184.9 million in 2023. This increase was due to production growth in areas with higher average gathering and transportation rates.

Lease operating expenses. Our lease operating expense of $130.5 million ($0.25 per Mcfe) in 2024 was $1.7 million, or 1% lower than lease operating expenses in 2023 of $132.2 million ($0.25 per Mcfe). The decrease in lease operating expense was due to lower water disposal costs and other production costs as compared to 2023.

Gas services expenses. Gas services expenses of $205.4 million in 2024 were $76.6 million (27%) lower than gas services expenses in 2023 of $282.1 million. The decrease was due primarily to lower natural gas prices for purchases of third-party natural gas for resale.

Depreciation, depletion and amortization expense ("DD&A"). DD&A expense increased $187.5 million (31%) to $795.4 million in 2024 from $607.9 million in 2023 and our DD&A expense per equivalent Mcf produced was $1.51 per Mcfe in 2024 as compared to $1.16 per Mcfe in 2023. The increase in DD&A rate was primarily due to lower estimated proved undeveloped reserves used in determining the DD&A rate, which resulted from the low natural gas price used in the estimation of proved reserves at December 31, 2024.

General and administrative expenses. General and administrative expenses, which are reported net of overhead reimbursements, increased to $39.4 million in 2024 from $38.0 million in 2023 due primarily to higher stock-based compensation. Stock-based compensation included in general and administrative expenses was $15.3 million and $9.9 million in 2024 and 2023, respectively.

Derivative financial instruments. We use derivative financial instruments as part of our price risk management program to protect the cash flow we generate from our operating activities. We had net gains on derivative financial instruments of $10.2 million for 2024 as compared to net gains on derivative financial instruments of $187.6 million for 2023. Realized net gains from our natural gas price risk management program were $207.8 million in 2024 as compared to $80.3 million of realized net gains in 2023. We recognized unrealized losses on derivative financial instruments of $197.6 million and unrealized gains of $107.3 million in 2024 and 2023, respectively.

Interest expense. Interest expense was $210.6 million for 2024 as compared to $169.0 million for 2023. Included in interest expense was amortization of the premiums or discounts on our senior notes and the debt issuance cost amortization associated with our outstanding debt. The non-cash interest expense for 2024 totaled $11.5 million compared with $8.0 million for 2023. The increase in interest expense in 2024 was due primarily to the issuance of our 6.75% senior notes in 2024.

Income taxes. Our income tax benefit was $149.1 million in 2024 as compared to a provision of $35.1 million in 2023. Our effective tax rate of 41% in 2024 differed from the federal income tax rate of 21% due primarily to research and development and other tax credits claimed in 2024, changes in our valuation allowance on our federal and state net operating loss carryforwards and state income taxes, including a reduction in the Louisiana state corporate tax rates. Our effective tax rate of 14% in 2023 differed from the federal income tax rate of 21% primarily due to changes in our valuation allowance on our federal and state net operating loss carryforwards and state income taxes.

Net income. We reported a net loss available to common stockholders of $218.8 million or $(0.76) per diluted share in 2024 and net income available to common stockholders of $211.9 million or $0.76 per diluted share in 2023. The net loss in 2024 is primarily due to the impact of lower natural gas prices in 2024 and the unrealized loss on our derivative financial instruments of $197.6 million. Loss from operations in 2024 was $168.6 million as compared to income from operations of $226.6 million in 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 16, 2024.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31,
	2024	2023
	(in thousands)
Sources of cash and cash equivalents:
Operating activities	$620,337	$1,016,846
Issuance of 6.75% senior notes	372,000	—
Issuance of common stock	100,450	—
Contributions from noncontrolling interest	60,500	24,000
Borrowings on bank credit facility, net of repayments	—	480,000
Proceeds from asset sales	1,214	41,295
Total	$1,154,501	$1,562,141

Uses of cash and cash equivalents:
Capital expenditures	$1,085,490	$1,459,096
Repayments on bank credit facility, net of borrowings	65,000	—
Common stock dividends	—	138,985
Debt and stock issuance costs	6,855	144
Distributions to noncontrolling interest	3,653	—
Other	3,373	1,899
Total	$1,164,371	$1,600,124

Cash flows from operating activities. Net cash provided by our operating activities decreased $396.5 million (39%) to $620.3 million in 2024 from $1.0 billion in 2023. The decrease was primarily due to the lower natural gas prices we realized in 2024.

Issuance of 6.75% senior notes and debt issuance costs. In April 2024, we issued $400.0 million principal amount of 6.75% senior notes due 2029 in a private placement and received net proceeds after deducting the initial purchasers' discounts of $365.2 million, which were used to pay down outstanding borrowings on our bank credit facility. We incurred $6.8 million of debt issuance costs associated with the senior note issuance.

Issuance of common stock and stock issuance costs. In 2024, we issued 12,500,000 shares of common stock to two entities controlled by our majority stockholder in a private placement, receiving total proceeds of $100.5 million.

Contributions from noncontrolling interest. In 2023, we formed a midstream partnership to fund the future build-out of our Western Haynesville midstream system. During 2024 and 2023, our noncontrolling partner contributed $60.5 million and $24.0 million, respectively, to the midstream partnership.

Proceeds from asset sales. In 2024, we sold certain non-operated properties for net proceeds of $1.2 million. In 2023, we sold certain non-operated properties for net proceeds of $41.3 million.

Capital expenditures. The decrease in capital expenditures of $373.6 million is primarily due to lower drilling and completion activities in 2024.

COMSTOCK RESOURCES, INC.

Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2024	2023
	(in thousands)
Acquisitions:
Unproved property	$106,386	$98,553
Exploration and development:
Developmental leasehold costs	13,461	27,905
Exploratory drilling and completion costs	354,557	244,129
Development drilling and completion costs	503,550	974,664
Other development costs	30,500	25,130
Asset retirement obligations	1,594	(19)
Total exploration and development	1,010,048	1,370,362
Midstream	85,377	35,694
Other property	2,264	491
Total capital expenditures	$1,097,689	$1,406,547
Change in accrued capital expenditures and other	1,383	18,562
Prepaid drilling costs	(11,988)	34,010
Asset retirement obligations	(1,594)	(23)
Total cash capital expenditures	$1,085,490	$1,459,096

We currently expect to spend approximately $1.0 billion to $1.1 billion in 2025 on our development and exploration projects primarily focused on the continued development of our Haynesville/Bossier shale properties including the exploration and development of our Western Haynesville acreage. We also expect to spend $130 million to $150 million in our Western Haynesville midstream partnership. Under our 2025 operating plan, we currently expect to drill 46 operated horizontal wells (40.3 net) and to turn 46 operated wells (39.7 net) to sales in 2025.

Common stock dividends. In 2023, we paid a quarterly cash dividend of 12.5¢ per share of common stock. We did not pay a dividend in 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had $415.0 million outstanding under a bank credit facility. Aggregate commitments under the credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our restricted subsidiaries and bear interest at our option, at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused portion of the committed borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem our senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0, which reduces to 3.75 to 1.0 on June 30, 2025 and to 3.5 to 1.0 on September 30, 2025 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of December 31, 2024.

As of December 31, 2024, we had $1.1 billion of liquidity, comprised of $1.1 billion of unused borrowing capacity under our bank credit facility and $6.8 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations, and debt service.

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

COMSTOCK RESOURCES, INC.

which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

Our contractual obligations consist primarily of natural gas transportation and gathering contracts, principal and interest payments on our senior notes and bank credit facility and other operating lease obligations. Our natural gas transportation and gathering contracts extend to 2031 and commitments under these contracts are $84.4 million for 2025, $91.6 million for 2026, $90.0 million for 2027, $82.9 million for 2028, $73.8 million for 2029 and $98.0 million for commitments thereafter. Interest payments under our senior notes and bank credit facility are $196.6 million for 2025 and 2026, $192.8 million for 2027, $166.3 million for 2028, $75.0 million for 2029 and $2.4 million for all periods thereafter.

Federal and State Taxation

On December 31, 2024, we had $743.0 million in U.S. federal net operating loss carryforwards and $1.8 billion in certain state net operating loss carryforwards. As a result of a change of control in August 2018, our ability to use U.S. federal net operating losses ("NOLs") to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2020 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2021. Currently, we are under examination with the state of Louisiana and we believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reported amounts of assets, liabilities, revenues or expenses.

Successful efforts accounting. We are required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for natural gas and oil producing activities. The full cost method allows the capitalization of all costs associated with finding natural gas and oil reserves. The successful efforts method allows only for the capitalization of costs associated with developing proven natural gas and oil properties as well as exploration costs associated with successful exploration projects. Costs related to exploration that are not successful are expensed when it is determined that commercially productive oil and gas reserves were not found. We have elected to use the successful efforts method to account for our oil and gas activities.

Natural gas and oil reserve quantities. The determination of depreciation, depletion and amortization expense is highly dependent on the estimates of the proved natural gas and oil reserves attributable to our properties. The determination of whether impairments should be recognized on our oil and gas properties is also dependent on these estimates, as well as estimates of probable reserves. Reserve engineering is a subjective process of estimating underground accumulations of natural gas and oil that cannot be precisely measured. The accuracy of any reserve estimate depends on the quality of available data, production history and engineering and geological interpretation and judgment. Because all reserve estimates are to some degree imprecise, the quantities and timing of natural gas and oil that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future natural gas and oil prices may all differ materially from those assumed in these estimates. Proved reserve estimates included in this report were prepared by the Company's engineers and audited by independent petroleum engineers.

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

COMSTOCK RESOURCES, INC.

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

Goodwill. We have goodwill of $335.9 million as of December 31, 2024 that was recorded in 2018. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets. We are not required to amortize goodwill as a charge to earnings; however, we are required to conduct an annual review of goodwill for impairment. We determine the potential for impairment of our goodwill by initially preparing a qualitative fair value assessment of our business value. In performing this qualitative assessment, we examine relevant events and circumstances that could have a negative effect on our business, including macroeconomic conditions, industry and market conditions (including current commodity price), earnings and cash flows, overall financial performance and other relevant entity specific events.

If the qualitative assessment indicates that it is more likely than not that our business is impaired, a quantitative analysis would be performed to assess our fair value and to determine the amount of impairment, if any, that requires recognition. When performing a quantitative impairment assessment of goodwill, fair value is determined based on a market approach or an income approach. If the carrying value of goodwill exceeds the fair value calculated using the quantitative approach, an impairment charge would be recorded for the difference between fair value and carrying value. If oil or natural gas prices decrease, drilling efforts are unsuccessful or our market capitalization declines, it is reasonably possible that impairments would need to be recognized. We performed a quantitative assessment of goodwill as of October 1, 2024 and determined there was no goodwill impairment.

Income Taxes. We account for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax NOLs and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the change in rate is enacted.

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of our deferred income tax assets will be realized in the future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We believe that after considering all the available objective evidence, historical and prospective, with greater weight given to historical evidence, we are not able to determine that it is more likely than not that all of our deferred tax assets will be realized. As a result, we established valuation allowances for our deferred tax assets and U.S. federal and state NOL carryforwards that are not expected to be utilized due to the uncertainty of generating taxable income prior to the expiration of the carryforward periods. We will continue to assess the valuation allowances against deferred tax assets considering all available information obtained in future reporting periods.

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

As of December 31, 2024, we had natural gas price swap agreements to hedge approximately 315.7 Bcf of our 2025 and 2026 production at an average price of $3.49 per MMBtu. We have also entered into natural gas collars to hedge approximately 175.2 Bcf of natural gas with an average floor price of $3.50 per MMBtu and an average ceiling price of $3.99 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on December 31, 2024 would decrease the fair value of our natural gas swaps and collars by approximately $131.9 million. A decrease of 10% in the market price of natural gas on December 31, 2024 would increase the fair value of our natural gas price swaps and collars by approximately $132.9 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Since December 31, 2024, we entered into natural gas collar contracts to hedge 47.5 Bcf of natural gas production during 2026 at an average ceiling price of $5.05 per MMBtu and an average floor price of $3.50 per MMBtu.

Interest Rates

At December 31, 2024, we had approximately $3.0 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.6 billion of our long-term debt bear interest at a fixed rate of 6.75%. The fair market value of the senior notes due 2030 and senior notes due 2029 as of December 31, 2024 were $899.9 million and $1.6 billion, respectively, based on the market price of approximately 93% and 97% of the face amount of such debt. At December 31, 2024, we had $415.0 million of outstanding borrowings under our bank credit facility, which is subject to variable rates of interest that are tied to adjusted SOFR or an alternate base rate, at our option. Any increase in these interest rates would have an adverse impact to our results of operations and cash flow.

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

COMSTOCK RESOURCES, INC.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2024, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024, follows below.

COMSTOCK RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 21, 2025

COMSTOCK RESOURCES, INC.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2025 annual meeting, which will be filed with the SEC within 120 days of December 31, 2024, for additional information regarding our corporate governance policies.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	2,581,510	872,099

(1)
Represents performance share unit awards that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2024.

COMSTOCK RESOURCES, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-1 to F-25 under Item 83 Financial Statements and Supplementary Data of this Annual report:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3
	Consolidated Statements of Operations For the Years Ended December 31, 2024, 2023 and 2022	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Consolidated Statements of Cash Flows For the Years Ended December 31, 2024, 2023 and 2022	F-6
	Notes to Consolidated Financial Statements	F-7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)
Exhibits:

The exhibits to this Annual Report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
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

4.3

Indenture dated April 9, 2024, by and among the Company, each of the guarantor subsidiaries named therein, and Equiniti Trust Company, LLC for the 6.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 9, 2024).

4.4

Shareholders Agreement, dated June 7, 2019, by and among the Company, Arkoma Drilling CP, LLC, Williston Drilling CP, LLC, Arkoma Drilling, L.P., Williston Drilling, L.P., New Covey Park Energy LLC and Jerral W. Jones (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 10, 2019).

COMSTOCK RESOURCES, INC.

4.5*	Description of Securities.
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

10.3

Second Amendment to Second Amended and Restated Credit Agreement dated as of October 30, 2024, among the Company, Wells Fargo Bank National Association as Administrative Agent and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.4#	Comstock Resources, Inc. 2019 Long-term Incentive Plan Effective as of May 31, 2019 (incorporated by reference to Exhibit 99 to our Registration Statement on Form S-8 dated June 4, 2019).
10.5#	Employment Agreement dated September 7, 2018 by and between the Company and M. Jay Allison (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 7, 2018).
10.6#	Employment Agreement dated September 7, 2018 by and between the Company and Roland O. Burns (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 7, 2018).
10.7

Amended and Restated Lease between Stonebriar I Office Partners, Ltd. and Comstock Resources, Inc. dated December 22, 2023 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2023.

19.1*	Insider Trading section of our Code of Business Conduct and Ethics.
19.2*	Insider Trading sections of our Policy on Compliance with Federal Securities Laws for our Directors and Officers.
21*	Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Independent Petroleum Engineers Netherland, Sewell & Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Executive Compensation Clawback Policy (as amended and restated) adopted by the Compensation Committee of the Board of Directors of Comstock Resources, Inc., effective as of June 6, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2023).

99.1*	Audit Letter of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2024.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 21, 2025		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 21, 2025
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 21, 2025
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 21, 2025
Elizabeth B. Davis
/s/ MORRIS E. FOSTER	Director	February 21, 2025
Morris E. Foster
/s/ JIM L. TURNER	Director	February 21, 2025
Jim L. Turner

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Depreciation, Depletion and Amortization of Proved Natural Gas and Oil Properties

Description of the Matter

At December 31, 2024, the net book value of the Company's proved natural gas and oil properties was $5,119 million, and depreciation, depletion and amortization expense ("DD&A") was $795 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its natural gas and oil properties. Under this method, the capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves, as estimated by the Company's engineers. Proved natural gas and oil reserve estimates are impacted by various inputs, including historical production, natural gas and oil price assumptions, and future operating and capital cost assumptions, among others, and requires the expertise of the Company's engineers in evaluating and interpreting the relevant data. Because of the complexity involved in estimating natural gas and oil reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2024.

Auditing the impact of proved natural gas and oil reserves on DD&A is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by the engineers in estimating proved natural gas and oil reserves.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimates of proved natural gas and oil reserve volumes. The work of managements's specialists was used in performing the procedures to evaluate the reasonableness of the proved natural gas and oil reserve volumes. As a basis for using this work, the specialists' qualifications were understood and the Corporation's relationship with the specialists was assessed. The procedures performed also included i) evaluating the methods and assumptions used by the specialists, ii) evaluating the specialists' findings related to estimated future production volumes by comparing the estimate to relevant historical and current period information, iv) for proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements, as applicable.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas

February 21, 2025

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2024	2023
ASSETS	(In thousands)
Cash and cash equivalents	$6,799	$16,669
Accounts receivable:
Natural gas and oil sales and gas services	145,398	166,639
Joint interest operations	23,956	48,704
From affiliates	5,492	16,087
Derivative financial instruments	4,865	126,775
Other current assets	97,524	86,619
Total current assets	284,034	461,493
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	8,054,250	7,126,519
Unproved	424,648	343,419
Other	150,023	62,382
Accumulated depreciation, depletion and amortization	(2,940,532)	(2,147,549)
Net property and equipment	5,688,389	5,384,771
Goodwill	335,897	335,897
Operating lease right-of-use assets	73,777	71,462
	$6,382,097	$6,253,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$421,814	$523,260
Accrued expenses	146,173	134,466
Operating leases	35,927	23,765
Derivative financial instruments	8,940	—
Total current liabilities	612,854	681,491
Long-term debt	2,952,090	2,640,391
Deferred income taxes	345,116	470,035
Derivative financial instruments	66,757	—
Long-term operating leases	37,740	47,742
Reserve for future abandonment costs	33,996	30,773
Total liabilities	4,048,553	3,870,432
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 292,260,645 and 278,429,463 shares issued and outstanding at December 31, 2024 and 2023, respectively	146,130	139,214
Additional paid-in capital	1,366,274	1,260,930
Accumulated earnings	728,619	958,270
Total stockholders' equity attributable to Comstock	2,241,023	2,358,414
Noncontrolling interest	92,521	24,777
Total stockholders' equity	2,333,544	2,383,191
	$6,382,097	$6,253,623

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$1,043,886	$1,259,450	$3,117,094
Oil sales	3,597	5,161	7,597
Total natural gas and oil sales	1,047,483	1,264,611	3,124,691
Gas services	206,097	300,498	503,366
Gain on sale of assets	875	125	340
Total revenues	1,254,455	1,565,234	3,628,397
Operating expenses:
Production and ad valorem taxes	57,437	91,803	77,917
Gathering and transportation	194,890	184,906	155,679
Lease operating	130,504	132,203	111,134
Depreciation, depletion and amortization	795,397	607,908	489,450
Gas services	205,407	282,050	465,044
General and administrative, net	39,435	37,992	39,405
Exploration	—	1,775	8,287
Total operating expenses	1,423,070	1,338,637	1,346,916
Operating income (loss)	(168,615)	226,597	2,281,481
Other income (expenses):
Gain (loss) from derivative financial instruments	10,196	187,639	(662,522)
Other income	1,211	1,771	916
Interest expense	(210,621)	(169,018)	(171,092)
Loss on early extinguishment of debt	—	—	(46,840)
Total other income (expenses)	(199,214)	20,392	(879,538)
Income (loss) before income taxes	(367,829)	246,989	1,401,943
(Provision for) benefit from income taxes	149,075	(35,095)	(261,061)
Net income (loss)	(218,754)	211,894	1,140,882
Preferred stock dividends and accretion	—	—	(16,014)
Net income (loss) available to common stockholders	(218,754)	211,894	1,124,868
Net income attributable to noncontrolling interest	(10,897)	(777)	—
Net income (loss) available to Comstock	$(229,651)	$211,117	$1,124,868
Net income (loss) per share — basic	$(0.76)	$0.76	$4.75
Net income (loss) per share — diluted	$(0.76)	$0.76	$4.11
Weighted average shares outstanding:
Basic	287,010	276,806	236,045
Diluted	287,010	276,806	277,465
Dividends per share	$—	$0.500	$0.125

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Noncontrolling Interest	Total
	(In thousands)
Balance at December 31, 2021	232,925	$116,462	$1,100,359	$(204,042)	$—	$1,012,779
Conversion of preferred stock	43,750	$21,875	$153,125	$—	$—	175,000
Stock-based compensation	1,159	580	6,030	—	—	6,610
Income tax withholdings on equity awards	(317)	(158)	(6,097)	—	—	(6,255)
Net income	—	—	—	1,140,882	—	1,140,882
Payment of preferred stock dividends	—	—	—	(16,014)	—	(16,014)
Payment of common stock dividends	—	—	—	(34,688)	—	(34,688)
Balance at December 31, 2022	277,517	138,759	1,253,417	886,138	—	2,278,314
Stock-based compensation	1,103	550	9,317	—	—	9,867
Income tax withholdings on equity awards	(190)	(95)	(1,804)	—	—	(1,899)
Net income	—	—	—	211,117	777	211,894
Payment of common stock dividends	—	—	—	(138,985)	—	(138,985)
Contributions from noncontrolling interest	—	—	—	—	24,000	24,000
Balance at December 31, 2023	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,622	812	14,449	—	—	15,261
Income tax withholdings on equity awards	(291)	(146)	(3,227)	—	—	(3,373)
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Stock issuance costs	—	—	(78)	—	—	(78)
Net income (loss)	—	—	—	(229,651)	10,897	(218,754)
Contributions from noncontrolling interest	—	—	—	—	60,500	60,500
Distributions to noncontrolling interest	—	—	—	—	(3,653)	(3,653)
Balance at December 31, 2024	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(218,754)	$211,894	$1,140,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(124,919)	44,301	228,317
Gain on sale of assets	(875)	(125)	(340)
Depreciation, depletion and amortization	795,397	607,908	489,450
(Gain) loss on derivative financial instruments	(10,196)	(187,639)	662,522
Cash settlements of derivative financial instruments	207,803	80,328	(862,715)
Amortization of debt discount, premium and issuance costs	11,476	7,964	10,255
Stock-based compensation	15,261	9,867	6,610
Loss on early extinguishment of debt	—	—	46,840
(Increase) decrease in accounts receivable	56,584	278,697	(242,389)
(Increase) decrease in other current assets	(22,893)	745	(10,296)
Increase (decrease) in accounts payable and accrued expenses	(88,547)	(37,094)	229,252
Net cash provided by operating activities	620,337	1,016,846	1,698,388
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,097,478)	(1,425,086)	(1,067,800)
Prepaid drilling costs	11,988	(34,010)	(34,069)
Proceeds from sales of assets	1,214	41,295	4,186
Net cash used for investing activities	(1,084,276)	(1,417,801)	(1,097,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	645,000	820,000	755,000
Repayments on bank credit facility	(710,000)	(340,000)	(990,000)
Issuance of Senior Notes	372,000	—	—
Issuance of common stock	100,450	—	—
Retirement of Senior Notes	—	—	(273,920)
Debt and stock issuance costs	(6,855)	(144)	(10,839)
Income tax withholdings on equity awards	(3,373)	(1,899)	(6,255)
Preferred stock dividends paid	—	—	(16,014)
Common stock dividends paid	—	(138,985)	(34,688)
Contributions from noncontrolling interest	60,500	24,000	—
Distributions to noncontrolling interest	(3,653)	—	—
Net cash provided by (used for) financing activities	454,069	362,972	(576,716)
Net increase (decrease) in cash and cash equivalents	(9,870)	(37,983)	23,989
Cash and cash equivalents, beginning of the year	16,669	54,652	30,663
Cash and cash equivalents, end of the year	$6,799	$16,669	$54,652

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of Comstock Resources, Inc., its wholly owned or controlled subsidiaries and a variable interest entity for which Comstock is the primary beneficiary (collectively, "Comstock" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in natural gas and oil properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its financial statements. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior period footnote disclosures have been reclassified to conform with current period presentation.

Comstock entered into an agreement with an affiliate of Quantum Capital Solutions ("Quantum"), in 2023 to form Pinnacle Gas Services, LLC ("PGS"), a midstream company in Comstock's Western Haynesville area. As part of the transaction, Comstock contributed a high-pressure pipeline and a natural gas treating plant. Quantum committed to contribute up to $300 million to fund future expansion costs. Quantum is entitled to a 12% dividend on its invested capital and 80% of any distributions from Pinnacle until an investment return hurdle is met. After the return hurdle is met, Quantum's ownership reduces to 30%. Comstock operates and manages PGS pursuant to a management services agreement. The Board of PGS is comprised of five members: three selected by Comstock and two selected by Quantum. PGS is considered a variable interest entity to Comstock.

Comstock has the power to direct the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock include $140.3 million of other property and equipment as of December 31, 2024. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portion of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

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

Concentration of Credit Risk, Accounts Receivable and Credit Losses

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. The Company's policy is to assess the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the years ended December 31, 2024, 2023 and 2022, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

Other current assets at December 31, 2024 and 2023 consist of the following:

	As of December 31,
	2024	2023
	(In thousands)
Prepaid drilling costs	$58,136	$70,124
Income tax receivable	28,813	8,312
Other receivables	4,140	—
Production tax refunds receivable	4,074	5,745
Prepaid expenses	2,361	2,438
	$97,524	$86,619

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

The following presents the carrying amounts and the fair values of the Company's financial instruments as of December 31, 2024 and 2023:

	As of December 31,
	2024		2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$4,865	$4,865	$126,775	$126,775
Liabilities:
Commodity-based derivatives (1)	75,697	75,697	—	—
Bank credit facility (2)	415,000	415,000	480,000	480,000
6.75% senior notes due 2029 (3)	1,603,679	1,581,283	1,229,018	1,138,208
5.875% senior notes due 2030 (3)	965,000	899,863	965,000	849,200

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2024 and 2023, respectively, a Level 1 measurement.

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

Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. The changes in capitalized exploratory well costs are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning capitalized exploratory project costs	$96,233	$867
Additions to exploratory well costs pending the determination of proved reserves	354,557	244,129
Determined to have found proved reserves	(382,567)	(148,763)
Ending capitalized exploratory well costs	$68,223	$96,233

As of December 31, 2024 and 2023, the Company had no exploratory wells for which costs have been capitalized greater than one year.

The estimated future costs of dismantlement, restoration, plugging and abandonment of natural gas and oil properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Exploration expense includes geological and geophysical expenses and delay rentals related to exploratory natural gas and oil properties, costs of unsuccessful exploratory drilling and impairments of unproved properties. As of December 31, 2024 and 2023, the unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves. Most of these future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells would be drilled within the next five years as required by SEC rules in order to be included in proved reserves. The costs of unproved properties are transferred to proved natural gas and oil properties when they are either drilled or they are reflected in proved undeveloped reserves and amortized on an equivalent unit-of-production basis. Costs associated with unevaluated exploratory acreage are periodically assessed for impairment on a property by property basis, and any impairment in value is included in exploration expense. Exploratory drilling costs are initially capitalized as proved property but charged to expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Goodwill

The Company had goodwill of $335.9 million as of December 31, 2024 and 2023. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets in a business combination.

The Company is required to conduct an annual review of goodwill for impairment and performs the assessment of goodwill on October 1st of each year. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. The Company performed its assessment of goodwill as of October 1, 2024 and determined there was no indication of impairment.

Leases

The Company had right-of-use lease assets of $73.8 million and $71.5 million as of December 31, 2024 and 2023, respectively, related to its corporate office lease, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts, including the effects of early termination provisions. The Company determines if contracts contain a lease at inception of the contract. Since most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate at the commencement date of the lease. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and the related lease liabilities represent its obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development operations. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. As of December 31, 2024, the Company had three drilling rig lease contracts with a three-year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contract at any time without default by the lessor. The Company's other drilling rig contracts are presently either for periods of less than one year, or they are on terms that provide for cancellation with 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts less than one year. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense. For drilling rig leases, the Company has elected the practical expedient to not separate lease components from nonlease components in the determination of their lease asset and liability values.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease costs recognized during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating lease cost included in general and administrative expense	$1,686	$1,768	$1,749
Operating lease cost included in lease operating expense	2,208	2,060	1,383
Operating lease cost included in proved natural gas and oil properties	34,644	56,755	25,200
Variable lease cost (drilling and completion costs included in proved natural gas and oil properties)	2,555	28,406	25,095
Short-term lease cost (drilling costs included in proved natural gas and oil properties)	26,276	89,163	62,077
	$67,369	$178,152	$115,504

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $3.9 million, $3.8 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $63.5 million, $174.3 million and $112.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024 and 2023, the operating leases had a weighted average remaining term of 2.0 years and 2.9 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.3% and 7.2%, respectively.

As of December 31, 2024, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
2025	$40,144
2026	34,102
2027	3,894
2028	1,560
2029	—
Total lease payments	79,700
Imputed interest	(6,033)
Total lease liability	$73,667

Accrued Expenses

Accrued expenses at December 31, 2024 and 2023 consist of the following:

	As of December 31,
	2024	2023
	(In thousands)
Accrued interest payable	$64,041	$54,912
Accrued drilling costs	34,493	35,876
Accrued transportation costs	28,031	32,294
Accrued employee compensation	14,076	6,700
Accrued lease operating expenses	2,630	2,299
Other	1,552	491
Accrued income and other taxes	1,350	1,894
	$146,173	$134,466

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

The following table summarizes the changes in the Company's total estimated liability:

	Year Ended December 31,
	2024	2023
	(In thousands)
Reserve for future abandonment costs at beginning of the year	$30,773	$29,114
New wells placed on production	136	146
Changes in estimates and timing	1,497	(122)
Liabilities settled	(40)	(41)
Divestitures	(157)	(1)
Accretion expense	1,787	1,677
Reserve for future abandonment costs at end of the year	$33,996	$30,773

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

Segment Reporting

The Company presently operates in one business segment, the exploration and production of North American natural gas and oil, primarily in the Haynesville and Bossier shale. This is consistent with the internal reporting provided to the Company's Chief Executive Officer, who is the chief operating decision maker ("CODM"). The CODM evaluates the performance of the Company and allocates resources based on consolidated financial information.

The measure of segment profit or loss used by the CODM is consolidated net income, which is provided in the accompanying consolidated statements of operations. The significant segment expenses regularly provided to the CODM are operating expenses and certain significant non-operating items, such as gains or losses from derivative financial instruments, interest expense and income tax expense. These items are also detailed in the accompanying consolidated statements of operations.

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

Major Purchasers

In 2024, the Company had two major purchasers of its natural gas production that accounted for 21% and 12% of its total natural gas and oil sales. In 2023, the Company had three major purchasers of its natural gas production that accounted for 20%, 17%, and 10% of its total natural gas and oil sales. In 2022, the Company had three major purchasers of its natural gas production that accounted for 27%, 21% and 12% of its total natural gas and oil sales. The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its natural gas and oil production from other purchasers.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its natural gas and oil revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Natural gas and oil revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed or purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2024 or 2023.

The Company has recognized accounts receivable of $145.4 million and $166.6 million as of December 31, 2024 and 2023, respectively, from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the natural gas and oil properties operated by the Company of $30.7 million, $29.7 million and $27.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At December 31, 2024 and 2023, 2,091,087 and 1,429,084 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's shareholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Unvested restricted stock	2,187	1,248	926

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per unit amounts)
Weighted average PSUs	1,272	662	925
Weighted average grant date fair value per unit	$13.21	$15.92	$15.11

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

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Weighted average convertible preferred stock	—	—	40,034

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted income (loss) per share were determined as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Net income (loss) available to common stockholders	$(218,754)	$211,894	$1,124,868
Income allocable to unvested restricted stock	—	(327)	(4,278)
Basic net income (loss) available to common stockholders	$(218,754)	$211,567	$1,120,590
Income allocable to convertible preferred stock	—	—	16,014
Income allocable to unvested restricted stock	—	—	4,278
Diluted net income (loss) available to common stockholders	$(218,754)	$211,567	$1,140,882

Basic weighted average shares outstanding	287,010	276,806	236,045
Effect of dilutive securities:
PSUs	—	—	911
Restricted stock	—	—	475
Convertible preferred stock	—	—	40,034
Diluted weighted average shares outstanding	287,010	276,806	277,465

Basic income (loss) per share	$(0.76)	$0.76	$4.75
Diluted income (loss) per share	$(0.76)	$0.76	$4.11

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes and other non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash payments for:
Interest	$190,016	$161,009	$166,275
Income tax payments	$37	$29,783	$16,524
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(1,383)	$(18,562)	$34,443
Liabilities assumed in exchange for right-of-use lease assets	$34,668	$195,402	$110,090
Non-cash financing activities include:
Conversion of preferred stock into common stock	$—	$—	$175,000

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07 "Segment Reporting–Improvements to Reportable Segment Disclosures". ASU 2023-07 requires additional disclosures about a public entity's reportable segments, including requiring all annual disclosures of reportable segment's profit or loss and assets during interim periods, identifying the title and position of an entity's CODM, disclosing significant expenses regularly provided to the CODM that are included in each reported measure of segment profit or loss, and disclosing additional measures of profit or loss used by the CODM in deciding how to allocate resources. The update is effective for public entities for fiscal years beginning after December 15, 2023, and interim and fiscal years beginning after December 15, 2024. ASU 2023-07 was implemented in this 2024 Annual Report. See the Segment Reporting note above for the impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-09 will not have an impact on the Company's reported results of operations, financial position or liquidity. The Company is still evaluating the impact of this standard on its financial statement disclosures.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU 2024-03 "Disaggregation of Income Statement Expenses". ASU 2024-03 requires additional disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion and amortization recognized as part of oil and gas-producing activities included in each relevant expense caption. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 and will not have an impact on the Company's reported results of operations, financial position or liquidity but will have an impact on the Company's financial statement disclosures. The Company is still evaluating the impact of this standard on its financial statement disclosures.

(2)
Acquisitions and Dispositions of Natural Gas and Oil Properties

Acquisitions

During 2024, 2023 and 2022, the Company spent $106.4 million, $98.6 million and $54.4 million on its leasing program to acquire 265,290, 79,741 and 104,314 net acres, respectively, of undeveloped acreage in the Western Haynesville area through direct leasing or through acquisitions of undeveloped rights from third-party operators.

In 2022, the Company also acquired a pipeline and natural gas treating plant from an unaffiliated third party for $16.8 million.

Dispositions

The Company sold its interests in certain non-operated natural gas and oil properties for $1.2 million, $41.3 million and $4.1 million in 2024, 2023 and 2022, respectively.

(3)
Natural Gas and Oil Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of natural gas and oil properties and costs incurred by the Company for its natural gas and oil property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2024	2023
	(In thousands)
Proved properties:
Leasehold costs	$3,244,996	$3,198,028
Wells and related equipment and facilities	4,809,254	3,928,491
Accumulated depreciation depletion and amortization	(2,935,493)	(2,144,084)
	5,118,757	4,982,435
Unproved properties	424,648	343,419
	$5,543,405	$5,325,854

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Property acquisitions:
Proved property	$—	$—	$500
Unproved property	106,386	98,553	54,120
Exploration and development:
Developmental leasehold costs	13,461	27,905	13,727
Exploratory drilling and completion costs	354,557	244,129	63,520
Development drilling and completion costs	503,550	974,664	901,026
Other development costs	30,500	25,130	53,693
Asset retirement obligations	1,594	(19)	686
Total capital expenditures	$1,010,048	$1,370,362	$1,087,272

(4)
Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2024	2023
	(In thousands)
Bank Credit Facility	$415,000	$480,000
6.75% Senior Notes due 2029:
Principal	1,623,880	1,223,880
(Discount) premium, net of amortization	(20,201)	5,138
5.875% Senior Notes due 2030:
Principal	965,000	965,000
Debt issuance costs, net of amortization	(31,589)	(33,627)
	$2,952,090	$2,640,391

The discount and premium on the 6.75% senior notes due 2029 are being amortized over its life using the effective interest rate method. Debt issuance costs are amortized over the lives of the bank credit facility and senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt as of December 31, 2024 by year of maturity:

	2025	2026	2027	2028	2029	Thereafter	Total
	(In thousands)
Bank Credit Facility	$—	$—	$415,000	$—	$—	$—	$415,000
6.75% Senior Notes due 2029	—	—	—	—	1,623,880	—	1,623,880
5.875% Senior Notes due 2030	—	—	—	—	—	965,000	965,000
	$—	$—	$415,000	$—	$1,623,880	$965,000	$3,003,880

As of December 31, 2024, the Company had $415.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base of $2.0 billion, which is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its restricted subsidiaries and bear interest at the Company's option, at either adjusted SOFR plus 2.25% to 3.25% or an alternative base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The weighted average interest rate on borrowings under the bank credit facility were 7.32% and 7.33% during the years ended December 31, 2024 and 2023, respectively. The bank credit facility places certain restrictions upon the Company's and its restricted

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0, which reduces to 3.75 to 1.0 on June 30, 2025 and to 3.5 to 1.0 on September 30, 2025, and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of December 31, 2024.

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

(5)
Commitments and Contingencies

The Company has drilling rig contracts with terms ranging from less than one year to three years. The service contracts with terms less than one year are generally for terms ranging from 45 days to six months. The Company has three drilling rigs under contract with initial terms of three years that were put into service in 2023 and 2024. These three rigs qualify as operating leases and their corresponding lease obligation is reflected on the Company's balance sheet as of December 31, 2024. In August 2024, the Company entered into agreements for two additional drilling rigs, one with a three-year term and one with a one-year term, with an annual commitment of $12.8 million per drilling rig. Comstock plans to take delivery of both drilling rigs in 2025.

The Company has natural gas transportation and gathering contracts which extend to 2031. Commitments under these contracts are $84.4 million for 2025, $91.6 million for 2026, $90.0 million for 2027, $82.9 million for 2028, $73.8 million for 2029 and $98.0 million for 2029 through 2035. During the years ended December 31, 2024, 2023 and 2022, expenditures under these contracts totaled $92.8 million, $96.5 million and $50.1 million, respectively.

From time to time, the Company is involved in certain litigation that arise in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2024 or 2023.

(6)
Stockholders' Equity

The authorized capital of the Company is 405,000,000 shares, of which 400,000,000 shares are common stock, $0.50 par value per share, and 5,000,000 are preferred stock, $10.00 par value per share.

In March 2024, the Company issued 12,500,000 shares of common stock in a private placement to two entities controlled by Comstock's majority stockholder, receiving proceeds of $100.5 million. Following the issuance, Comstock's majority stockholder's beneficial ownership in the Company increased to 67%. As a result of open market purchases made by the Company's majority stockholder during the third quarter of 2024, beneficial ownership increased to 71%.

(7)
Stock-based Compensation

The Company grants restricted shares of common stock and PSUs to key employees and directors as part of their compensation. Grants are made pursuant to the Company's 2019 Long-term Incentive Plan (the "2019 Plan"), which was approved by the Company's shareholders on May 31, 2019. Future authorized equity awards available under the 2019 Plan as of December 31, 2024 were 872,099 shares of common stock.

Stock-based compensation expense is included in general and administrative expenses. During the years ended December 31, 2024, 2023 and 2022 the Company had $15.3 million, $9.9 million and $6.6 million, respectively, in stock-based compensation expense.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one year to three years, using the straight-line method. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.

A summary of restricted stock activity is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2024	1,429,084	$11.62
Granted	1,315,984	$7.78
Vested	(652,781)	$11.49
Forfeitures	(1,200)	$7.63
Outstanding at December 31, 2024	2,091,087	$9.25

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Fair value of vested restricted stock	$7,536	$4,241	$11,080
Grant date weighted average fair value	$7.78	$9.80	$17.70
Compensation expense recognized for restricted stock grants	$9,884	$6,519	$4,171
Unrecognized compensation expense related to unvested shares	$12,753
Expected recognition period	1.7 years

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

The fair value of PSUs was measured at the grant date using the Geometric Brownian Motion Model. Significant assumptions used in this simulation include the Company's expected volatility and a risk-free interest rate based on U.S. Treasury yield curve rates with maturities consistent with the vesting periods, as well as the volatilities for each of the Company's peers. Assumptions regarding volatility included the historical volatility of each company's stock and the implied volatilities of publicly traded stock options.

Significant assumptions used to value PSUs included:

	Year Ended December 31,
	2024	2023	2022
Risk free interest rate	4.4%	4.2%	3.6%
Range of implied volatility:
Minimum	33%	38%	50%
Maximum	58%	68%	83%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of PSU activity is presented below:

	Number of PSUs	Weighted Average Grant Price
Outstanding at January 1, 2024	760,901	$15.92
Granted	705,603	$9.69
Earned	(175,749)	$8.09
Outstanding at December 31, 2024	1,290,755	$13.21

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per unit data)
Number of PSUs granted	706	391	237
Grant date fair value	$6,837	$4,906	$6,023
Grant date fair value per unit	$9.69	$13.64	$25.92
Compensation expense recognized for PSUs	$5,375	$3,348	$2,439
Unrecognized compensation expense related to unvested shares	$8,344
Expected recognition period	2.0 years

The fair value of PSUs is amortized over the vesting period of three years, using the straight-line method. The final number of shares of common stock issued may vary depending upon the performance multiplier and can result in the issuance of zero to 2,581,510 shares of common stock based on the achieved performance ranges from zero to two hundred percent.

(8)
Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were approximately $2.1 million, $1.9 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(9)
Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

The following is an analysis of the consolidated income tax provision (benefit):

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Current - Federal	$(24,200)	$(4,570)	$40,445
Current - State	44	(4,636)	(7,701)
Deferred - Federal	(88,001)	52,520	209,705
Deferred - State	(36,918)	(8,219)	18,612
	$(149,075)	$35,095	$261,061

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences representing the net deferred tax liabilities were as follows:

	As of December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Interest expense limitation	$207,053	$168,604
Net operating loss carryforwards	79,628	106,961
Unrealized hedging losses	16,701	—
Asset retirement obligation	6,991	6,610
Other	22,142	3,784
	332,515	285,959
Valuation allowance on deferred tax assets	(53,687)	(70,184)
Deferred tax assets	278,828	215,775
Deferred tax liabilities:
Property and equipment	(621,561)	(653,369)
Unrealized hedging gains	—	(26,623)
Other	(2,383)	(5,818)
Deferred tax liabilities	(623,944)	(685,810)
Net deferred tax liability	$(345,116)	$(470,035)

The difference between the customary rate of 21.0% and the effective tax rate on income (losses) is due to the following:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Tax at statutory rate	$(77,244)	$51,868	$294,408
Tax effect of:
Research and development and other income tax credits	(41,796)	—	—
Valuation allowance on deferred tax assets	(16,499)	(2,307)	(47,077)
State income taxes, net of federal benefit	(20,215)	(10,542)	14,680
Effect of changes in state tax laws or rates	6,847	—	—
Other	(168)	(3,924)	(950)
Total	$(149,075)	$35,095	$261,061

	Year Ended December 31,
	2024	2023	2022
Tax at statutory rate	21.0%	21.0%	21.0%
Tax effect of:
Research and development and other income tax credits	11.4	—	—
Valuation allowance on deferred tax assets	4.5	(0.9)	(3.4)
State income taxes, net of federal benefit	5.5	(4.3)	1.1
Effect of changes in state tax laws or rates	(1.9)	—	—
Other	—	(1.6)	(0.1)
Effective tax rate	40.5%	14.2%	18.6%

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2024, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss – U.S. federal	2025-2037	$740,631
Net operating loss – U.S. federal	Unlimited	$2,408
Net operating loss – state taxes	Unlimited	$1,805,167
Interest expense – U.S. federal	Unlimited	$822,544
Interest expense – state taxes	Unlimited	$789,849

The Company's ability to use net operating losses ("NOLs") generated before its ownership change in 2018 to reduce taxable income is limited under IRC Section 382. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards until they expire and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. U.S. federal NOLs incurred prior to 2018 generally have a 20-year life until they expire. NOLs generated in 2018 and after would be carried forward indefinitely. NOLs arising after the date of an ownership change are not affected by the 382 limitation. If the Company does not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then it will lose the ability to apply those NOLs as offsets to future taxable income. The Company estimates that all of the U.S. federal NOL carryforwards expiring in 2037 and $1.2 billion of the estimated state NOL carryforwards will expire unused.

The Company's federal income tax returns for the years subsequent to December 31, 2020 remain subject to examination. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2021. The Company is currently under examination with the state of Louisiana and believes that its significant filing positions are highly certain and that all of its other significant income tax filing positions and deductions would be sustained upon audit or the final resolution would not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following outstanding natural gas price derivative financial instruments at December 31, 2024:

	Future Production Period Ending December 31, 2025	Future Production Period Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	198,925,000	116,800,000	315,725,000
Average Price per MMBtu	$3.48	$3.51	$3.49
Natural Gas Price Collar Contracts:
Volume (MMBtu)	54,750,000	120,450,000	175,200,000
Price per MMBtu:
Average Ceiling	$3.80	$4.08	$3.99
Average Floor	$3.50	$3.50	$3.50

Since December 31, 2024, Comstock has entered into natural gas collar contracts to hedge an additional 47.5 Bcf of 2026 natural gas production at an average ceiling price of $5.05 per MMBtu and an average floor price of $3.50 per MMBtu.

The aggregate fair value of the Company's derivative financial instruments is presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities consists of the following:

		As of December 31,
Type	Consolidated Balance Sheet Location	2024	2023
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$4,865	$126,775

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$8,940	$—
Natural gas price derivatives	Derivative Financial Instruments – long-term	$66,757	$—

The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Year Ended December 31,
Gain/(Loss) Recognized in Earnings on Derivatives	2024	2023	2022
	(In thousands)
Natural gas price derivatives	$10,196	$187,639	$(662,522)

(11)
Related Party Transactions

The Company operates natural gas and oil properties held by partnerships owned by its majority stockholder. Comstock charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $1.1 million, $1.3 million and $0.9 million in 2024, 2023 and 2022, respectively, for operating and marketing services provided to the partnership. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $5.5 million and $16.1 million receivable from the partnerships at December 31, 2024 and 2023, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)
Natural Gas and Oil Reserves Information (Unaudited)

Set forth below is a summary of the Company's proved natural gas and oil reserves:

	Year Ended December 31,
	2024		2023		2022
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of period	548	4,940,226	549	6,697,570	627	6,118,083
Revisions of previous estimates	(49)	(1,180,157)	(47)	(1,803,628)	(61)	(6,870)
Extensions and discoveries	—	531,258	116	570,751	137	1,090,420
Acquisitions of minerals in place	—	—	—	—	6	260
Sales of minerals in place	(118)	(1,681)	—	—	(78)	(3,707)
Production	(50)	(527,548)	(70)	(524,467)	(82)	(500,616)
End of period	331	3,762,098	548	4,940,226	549	6,697,570
Proved Developed Reserves:
Beginning of period	548	2,734,175	480	2,531,462	627	2,245,660
End of period	331	2,731,812	548	2,734,175	480	2,531,462
Proved Undeveloped Reserves:
Beginning of period	—	2,206,051	69	4,166,108	—	3,872,423
End of period	—	1,030,286	—	2,206,051	69	4,166,108

Revisions of previous estimates. Revisions of previous estimates in 2024 and 2023 were primarily attributable to the significantly lower natural gas and oil prices that were used to determine proved reserves at the end of each year, which resulted in many of the Company's proved undeveloped locations being excluded from reserves since they did not generate an adequate return at those lower prices. Revisions of previous natural gas estimates in 2022 were insignificant.

Extensions and discoveries. Extensions and discoveries for 2024, 2023 and 2022 were primarily comprised of proved reserve additions attributable to the wells drilled in the current year that were not classified as proved undeveloped in prior years and additional proved undeveloped locations that are planned to be drilled in the Company's current development plan that were not included in the prior year's reserve estimates.

Sales of minerals in place. During 2024, the Company sold its interest in certain non-operated wells for $1.2 million.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves:

	As of December 31,
	2024	2023	2022
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$6,959,475	$11,829,623	$40,405,829
Future Costs:
Production	(2,760,616)	(4,019,901)	(5,473,650)
Development and Abandonment	(1,014,446)	(2,285,853)	(4,175,721)
Future Income Taxes	(22,990)	(341,677)	(5,741,914)
Future Net Cash Flows	3,161,423	5,182,192	25,014,544
10% Discount Factor	(1,563,229)	(2,807,562)	(12,404,908)
Standardized Measure of Discounted Future Net Cash Flows	$1,598,194	$2,374,630	$12,609,636

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Standardized Measure, Beginning of Year	$2,374,630	$12,609,636	$5,775,605
Net change in sales price, net of production costs	(1,478,758)	(14,069,134)	8,600,315
Development costs incurred during the year which were previously estimated	452,533	1,004,650	788,450
Revisions of quantity estimates	(693,905)	(1,583,876)	(42,423)
Accretion of discount	250,170	1,551,704	680,010
Changes in future development and abandonment costs	764,629	1,095,844	(869,115)
Changes in timing and other	94,058	(374,087)	(113,744)
Extensions and discoveries	380,544	215,249	2,456,124
Acquisitions of minerals in place	—	—	604
Sales of minerals in place	(3,542)	—	(3,313)
Sales, net of production costs	(664,653)	(855,699)	(2,779,960)
Net changes in income taxes	122,488	2,780,343	(1,882,917)
Standardized Measure, End of Year	$1,598,194	$2,374,630	$12,609,636

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

	Year Ended December 31,
	2024	2023	2022
Crude Oil: $/barrel	$71.07	$72.63	$91.21
Natural Gas: $/Mcf	$1.84	$2.39	$6.03

Proved reserve information utilized in the preparation of the financial statements were based on estimates prepared by the Company's petroleum engineering staff in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States of America. The Company retained an independent petroleum consultant to conduct an audit of the Company's 2024 reserve estimates. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. The engineering firm was selected for their geographic expertise and their historical experience.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved natural gas and oil reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate statutory tax rates to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved. The future income tax expenses give effect to permanent differences and tax credits, but do not reflect the impact of future operations.