Form 10-Q
period 2025-03-31
COMSTOCK RESOURCES INC
filed 2025-05-01
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of April 30, 2025 was 292,917,808.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2025

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$32,875	$6,799
Accounts receivable:
Natural gas and oil sales and gas services	175,038	145,398
Joint interest operations	22,549	23,956
From affiliates	10,919	5,492
Derivative financial instruments	—	4,865
Other current assets	97,595	97,524
Total current assets	338,976	284,034
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	8,306,564	8,054,250
Unproved	431,792	424,648
Other	198,777	150,023
Accumulated depreciation, depletion and amortization	(3,108,291)	(2,940,532)
Net property and equipment	5,828,842	5,688,389
Goodwill	335,897	335,897
Operating lease right-of-use assets	97,832	73,777
	$6,601,547	$6,382,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$433,797	$421,814
Accrued costs	113,231	146,173
Operating leases	47,256	35,927
Derivative financial instruments	263,796	8,940
Total current liabilities	858,080	612,854
Long-term debt	3,050,034	2,952,090
Deferred income taxes	201,841	345,116
Derivative financial instruments	129,416	66,757
Long-term operating leases	50,485	37,740
Reserve for future abandonment costs	34,507	33,996
Total liabilities	4,324,363	4,048,553
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 292,919,009 and 292,260,645 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	146,460	146,130
Additional paid-in capital	1,367,696	1,366,274
Accumulated earnings	607,341	728,619
Total stockholders' equity attributable to the Company	2,121,497	2,241,023
Noncontrolling interest	155,687	92,521
Total stockholders' equity	2,277,184	2,333,544
	$6,601,547	$6,382,097

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$412,286	$287,083
Oil sales	702	876
Total natural gas and oil sales	412,988	287,959
Gas services	99,866	47,813
Total revenues	512,854	335,772
Operating expenses:
Production and ad valorem taxes	11,179	17,908
Gathering and transportation	42,617	47,099
Lease operating	35,000	35,072
Exploration	2,150	—
Depreciation, depletion and amortization	167,891	190,689
Gas services	116,769	48,680
General and administrative	11,080	9,171
Total operating expenses	386,686	348,619
Operating income (loss)	126,168	(12,847)
Other income (expenses):
Gain (loss) from derivative financial instruments	(330,339)	39,307
Other income	339	331
Interest expense	(54,837)	(49,557)
Total other expenses	(384,837)	(9,919)
Loss before income taxes	(258,669)	(22,766)
Benefit from income taxes	143,276	8,292
Net loss	(115,393)	(14,474)
Net income attributable to noncontrolling interest	(5,885)	(1,847)
Net loss available to the Company	$(121,278)	$(16,321)

Net loss per share:
Basic	$(0.40)	$(0.05)
Diluted	$(0.40)	$(0.05)
Weighted average shares outstanding:
Basic	290,303	277,962
Diluted	290,303	277,962

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2024	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,272	637	2,778	—	—	3,415
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Net income (loss)	—	—	—	(16,321)	1,847	(14,474)
Contributions from noncontrolling interest	—	—	—	—	6,000	6,000
Balance at March 31, 2024	292,202	$146,101	$1,357,908	$941,949	$32,624	$2,478,582

Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,393)	$(14,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(143,276)	(8,287)
Depreciation, depletion and amortization	167,891	190,689
(Gain) loss on derivative financial instruments	330,339	(39,307)
Cash settlements of derivative financial instruments	(7,959)	47,995
Amortization of debt discount and issuance costs	2,944	1,984
Stock-based compensation	4,442	3,415
(Increase) decrease in accounts receivable	(33,660)	99,418
Decrease in other current assets	559	5,576
Decrease in accounts payable and accrued expenses	(31,141)	(115,470)
Net cash provided by operating activities	174,746	171,539
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(297,992)	(351,470)
Prepaid drilling costs	(269)	3,232
Net cash used for investing activities	(298,261)	(348,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	205,000	235,000
Repayments of bank credit facility	(110,000)	(175,000)
Issuance of common stock	—	100,450
Income tax withholdings on equity awards	(2,690)	—
Contributions from noncontrolling interest	59,500	6,000
Distributions to noncontrolling interest	(2,219)	—
Net cash provided by financing activities	149,591	166,450
Net increase (decrease) in cash and cash equivalents	26,076	(10,249)
Cash and cash equivalents, beginning of period	6,799	16,669
Cash and cash equivalents, end of period	$32,875	$6,420

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2025, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the period through March 31, 2025 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions. PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock directs the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $188.9 million and $140.3 million of other property and equipment as of March 31, 2025 and December 31, 2024, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Other Current Assets

Other current assets at March 31, 2025 and December 31, 2024 consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)
Prepaid drilling costs	$58,405	$58,136
Income tax receivable	28,813	28,813
Other receivables	3,728	4,140
Production tax refunds receivable	3,460	4,074
Prepaid expenses	2,655	2,361
Other	534	—
	$97,595	$97,524

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

COMSTOCK RESOURCES, INC.

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning capitalized exploratory well costs	$68,223	$96,233
Additions to exploratory well costs pending the determination of proved reserves	100,107	106,456
Determined to have found proved reserves	—	(144,655)
Ending capitalized exploratory well costs	$168,330	$58,034

As of March 31, 2025 and December 31, 2024, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

The Company periodically assesses the need for an impairment of the capitalized costs for its proved natural gas and oil properties. No impairments were recognized to adjust the carrying value of the Company's proved natural gas and oil properties during any of the periods presented. Unproved natural gas and oil properties are also periodically assessed and any impairment in value is charged to expense. The costs related to unproved properties are transferred to proved natural gas and oil properties and amortized on an equivalent unit-of-production basis when they are reflected in proved natural gas and oil reserves.

The Company determines the fair value of its natural gas and oil properties using a discounted cash flow model and proved and risk-adjusted probable natural gas and oil reserves. Undeveloped acreage can also be valued based on sales transactions in comparable areas. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for natural gas and oil prices, production costs, capital expenditures, and future production as well as estimated proved natural gas and oil reserves and risk-adjusted probable natural gas and oil reserves. Management's natural gas and oil price outlook is developed based on third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value.

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

Goodwill

The Company had goodwill of $335.9 million as of March 31, 2025 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $97.8 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in

COMSTOCK RESOURCES, INC.

responding to these changing conditions. The Company's hydraulic fracturing fleet contracts are on terms of less than one year and include rights of substitution. The Company has four drilling rig contracts with a three-year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contracts at any time without default by the lessor. The terms on the Company's other drilling rig contracts are presently either for periods of one year or less, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts with terms of one year or less. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost included in general and administrative expense	$424	$419
Operating lease cost included in lease operating expense	517	521
Operating lease cost included in natural gas and oil properties	11,300	7,133
Variable lease cost (drilling rig costs included in natural gas and oil properties)	1,721	2,516
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	5,388	11,272
	$19,350	$21,861

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $0.9 million for both the three months ended March 31, 2025 and 2024, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $18.4 million and $20.9 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the operating leases had a weighted-average term of 2.1 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.2% and 7.3%, respectively. As of March 31, 2025, the Company also had expected future payments for short term leased drilling services of $15.3 million.

As of March 31, 2025, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2025	$39,661
2026	46,907
2027	16,699
2028	2,635
2029	2
Total lease payments	105,904
Imputed interest	(8,163)
Total lease liability	$97,741

COMSTOCK RESOURCES, INC.

Accrued Costs

Accrued costs at March 31, 2025 and December 31, 2024 consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(In thousands)

Accrued drilling costs	$44,695	$34,493
Accrued transportation costs	28,057	28,031
Accrued interest payable	22,047	64,041
Accrued income and other taxes	9,035	1,350
Accrued lease operating expenses	4,250	2,630
Accrued employee compensation	2,667	14,076
Other	2,480	1,552
	$113,231	$146,173

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Reserve for future abandonment costs at beginning of period	$33,996	$30,773
New wells placed on production	18	53
Liabilities settled	—	(13)
Accretion expense	493	436
Reserve for future abandonment costs at end of period	$34,507	$31,249

Derivative Financial Instruments and Hedging Activities

All of the Company's derivative financial instruments are used for risk management purposes and, by policy, none are held for trading or speculative purposes. Comstock minimizes credit risk to counterparties of its derivative financial instruments through formal credit policies, monitoring procedures, and diversification. The Company is not required to provide any credit support to its counterparties other than cross collateralization with the assets securing its bank credit facility. None of the Company's derivative financial instruments involve payment or receipt of premiums. The Company classifies the fair value amounts of derivative financial instruments as net current or noncurrent assets or liabilities, whichever the case may be, by commodity contract. None of the Company's derivative contracts were designated as cash flow hedges. All of Comstock's outstanding natural gas derivative financial instruments are tied to the Henry Hub-NYMEX price index.

COMSTOCK RESOURCES, INC.

The Company had the following natural gas price derivative financial instruments at March 31, 2025:

	Future Production Period
	Nine Months Ending December 31, 2025	Year Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	149,875,000	116,800,000	266,675,000
Average Price per MMBtu	$3.48	$3.51	$3.49
Natural Gas Price Collar Contracts:
Volume (MMBtu)	41,250,000	167,900,000	209,150,000
Average Price per MMBtu:
Average Ceiling	$3.80	$4.35	$4.24
Average Floor	$3.50	$3.50	$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	March 31, 2025	December 31, 2024
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$4,865

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$263,796	$8,940
Natural gas price derivatives	Derivative Financial Instruments – long-term	$129,416	$66,757

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended March 31,
Gain (loss) on Derivatives Recognized in Earnings	2025	2024
	(In thousands)
Natural gas price derivatives	$(330,339)	$39,307
	$(330,339)	$39,307

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $4.4 million and $3.4 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2025 and 2024, respectively.

In February 2025, the Company granted an aggregate of 787,595 shares of restricted stock to its directors and employees, which were valued at $17.80 per share. As of March 31, 2025, Comstock had 2,455,831 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $9.25 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $23.7 million as of March 31, 2025 is expected to be recognized over a period of 2.3 years.

As of March 31, 2025, Comstock had 1,290,755 PSUs outstanding with a weighted average grant date fair value of $13.21 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as

COMSTOCK RESOURCES, INC.

compared to its peers which could result in the issuance of anywhere from zero to 2,581,510 shares of common stock. Total unrecognized compensation cost related to these grants of $7.0 million as of March 31, 2025 is expected to be recognized over a period of 1.8 years.

Segment Reporting

The Company presently operates in one business segment, the exploration and production of North American natural gas and oil, primarily in the Haynesville and Bossier shale. The measure of segment profit or loss used by the chief operating decision maker ("CODM") is consolidated net income, which is provided in the accompanying consolidated statements of operations. The significant segment expenses regularly provided to the CODM are operating expenses and certain significant non-operating items, such as gains or losses from derivative financial instruments, interest expense and income tax expense. These items are also detailed in the accompanying consolidated statements of operations.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2025 or December 31, 2024.

The Company recognized accounts receivable of $175.0 million and $145.4 million as of March 31, 2025 and December 31, 2024, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2025 and 2024.

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

The following is an analysis of the consolidated income tax benefit:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Deferred - Federal	$(65,930)	$(4,995)
Deferred - State	(77,346)	(3,297)
	$(143,276)	$(8,292)

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2025	2024
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Valuation allowance on deferred tax assets	2.0	0.5
State income taxes, net of federal benefit	27.9	14.9
Nondeductible stock-based compensation	(6.6)	(1.9)
Noncontrolling interest	11.1	—
Other	—	1.9
Effective tax rate	55.4%	36.4%

For the three months ended March 31, 2025, the effective tax rates for state income taxes, net of federal benefit, and other income taxes increased due to an increase in tax benefits within state jurisdictions with higher statutory tax rates. The Company's federal income tax returns for the years subsequent to December 31, 2020 remain subject to examination, with the Company's 2022 and 2023 federal income tax returns currently under examination with the United States Internal Revenue Service. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2021. The Company is also currently under examination with the state of Louisiana. In both the federal and state examinations, the Company believes that its filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$—	$—	$4,865	$4,865
Liabilities:
Commodity-based derivatives (1)	$393,212	$393,212	$75,697	$75,697
Bank credit facility (2)	$510,000	$510,000	$415,000	$415,000
6.75% senior notes due 2029 (3)	$1,604,680	$1,577,223	$1,603,679	$1,581,283
5.875% senior notes due 2030 (3)	$965,000	$909,513	$965,000	$899,863

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2025 and December 31, 2024, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2025 and December 31, 2024, 2,455,831 and 2,091,087 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Unvested restricted stock	2,319	2,017

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

COMSTOCK RESOURCES, INC.

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per unit amounts)
Weighted average PSUs	1,291	1,087
Weighted average grant date fair value per unit	$13.21	$12.59

Basic and diluted loss per share for the three months ended March 31, 2025 and 2024 were determined as follows:

	Three Months Ended March 31,
	2025			2024
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net loss attributable to common stock	$(115,393)			$(14,474)

Basic loss attributable to common stock	$(115,393)	290,303	$(0.40)	$(14,474)	277,962	$(0.05)

Diluted loss attributable to common stock	$(115,393)	290,303	$(0.40)	$(14,474)	277,962	$(0.05)

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2025 and 2024, respectively, were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash payments for:
Interest payments	$93,887	$82,475
Income tax payments	$—	$36
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$10,202	$(20,475)
Liabilities assumed in exchange for right-of-use lease assets	$34,603	$32,876

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-07 will not have an impact on the Company's reported results of operations, financial position or liquidity. The Company does not expect this standard to have a material impact on its financial statement disclosures.

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

COMSTOCK RESOURCES, INC.

(2) LONG-TERM DEBT

At March 31, 2025, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(19,200)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	510,000
Debt issuance costs, net of amortization	(29,646)
$3,050,034

As of March 31, 2025, the Company had $510.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0, which reduces to 3.75 to 1.0 on June 30, 2025 and to 3.5 to 1.0 on September 30, 2025, and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2025.

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

(3) COMMON STOCK

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

(4) COMMITMENTS AND CONTINGENCIES

In August 2024, the Company entered into two agreements for two new drilling rigs, one with a three-year term and one with a one-year term, with an annual commitment of $12.8 million per drilling rig. Comstock took delivery of the rigs in January 2025 and April 2025, respectively.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2025 or 2024.

COMSTOCK RESOURCES, INC.

(5) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $339 thousand and $279 thousand for the three months ended March 31, 2025 and 2024, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $10.9 million and $5.5 million receivable from the partnerships at March 31, 2025 and December 31, 2024, respectively.

COMSTOCK RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report.

Results of Operations

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	115,029	139,443
Oil (MBbls)	10	12
Natural gas equivalent (MMcfe)	115,091	139,515
Revenues:
Natural gas sales	$412,286	$287,083
Oil sales	702	876
Total natural gas and oil sales	$412,988	$287,959
Expenses:
Production and ad valorem taxes	$11,179	$17,908
Gathering and transportation	$42,617	$47,099
Lease operating	$35,000	$35,072
Exploration	$2,150	$—
Average Sales Price:
Natural gas (per Mcf)	$3.58	$2.06
Oil (per Bbl)	$70.20	$73.00
Average equivalent (Mcfe)	$3.59	$2.06
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.10	$0.13
Gathering and transportation	$0.37	$0.34
Lease operating	$0.30	$0.25
Gas Services:
Gas services revenue	$99,866	$47,813
Gas services expense	$116,769	$48,680

Revenues –

Natural gas and oil sales of $413.0 million for the three months ended March 31, 2025 increased by $125.0 million (43%) as compared to $288.0 million for the first quarter of 2024. The increase was due to higher natural gas prices realized in the first quarter of 2025 as compared to the same period in 2024. The average realized price for our natural gas was $3.58 per thousand cubic feet ("Mcf"), which increased 74% from the average realized natural gas price in the first quarter of 2024. Our natural gas production for the first quarter of 2025 decreased 18% to 115.0 billion cubic feet ("Bcf") (1.3 Bcf per day). Natural gas production for the first quarter of 2024 was 139.4 Bcf (1.5 Bcf per day) and was sold at an average price of $2.06 per Mcf.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2025	2024
Average Realized Natural Gas Price:
Natural gas, per Mcf	$3.58	$2.06
Cash settlements on derivative financial instruments, per Mcf	(0.06)	0.34
Price per Mcf, including cash settlements on derivative financial instruments	$3.52	$2.40

Gas service revenues of $99.9 million increased $52.1 million (109%) for the first quarter of 2025 from $47.8 million in the first quarter of 2024. The increases were primarily due to higher natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $6.7 million (38%) to $11.2 million for the first quarter of 2025 from $17.9 million in the first quarter of 2024. The decrease was primarily due to a lower statutory production tax rate in Louisiana and lower production in the first quarter of 2025.

Gathering and transportation costs for the first quarter of 2025 decreased $4.5 million (10%) to $42.6 million as compared to $47.1 million in the first quarter of 2024. The decrease was due primarily to lower production in the quarter.

Our lease operating expense of $35.0 million ($0.30 per Mcfe) for the first quarter of 2025 remained consistent with our lease operating expense of $35.1 million ($0.25 per Mcfe) for the first quarter of 2024. The lease operating expense rate increased due to the fixed nature of much of our lease operating costs and lower production in the first quarter of 2025.

Gas service expenses of $116.8 million increased $68.1 million (140%) for the first quarter of 2025 from $48.7 million in the first quarter of 2024. The increase in was primarily due to higher natural gas prices related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") decreased $22.8 million to $167.9 million in the first quarter of 2025 from $190.7 million in the first quarter of 2024 due to lower production in the first quarter of 2025. Our DD&A per equivalent Mcf produced was $1.46 per Mcfe for the quarter ended March 31, 2025 as compared to $1.37 for the quarter ended March 31, 2024. The increase in the rate was primarily due to higher finding and development costs.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $11.1 million for the first quarter of 2025 as compared to $9.2 million in the first quarter of 2024, which was primarily due to higher employee compensation.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended March 31, 2025, we had net losses related to our derivative financial instruments of $330.3 million, as compared to net gains on derivative financial instruments of $39.3 million during the quarter ended March 31, 2024, which was due to the significant increase in future NYMEX natural gas prices. Realized net losses from our price risk management program were $8.0 million for the quarter ended March 31, 2025 as compared to realized net gains of $48.0 million for the quarter ended March 31, 2024.

Interest expense was $54.8 million and $49.6 million for the quarters ended March 31, 2025 and 2024, respectively. The increase in interest expense was due primarily to the issuance of an additional $400.0 million principal amount of senior notes in the second quarter of 2024.

Income taxes for the quarters ended March 31, 2025 and 2024 were a benefit of $143.3 million and $8.3 million, respectively. Income tax benefit for the quarters ended March 31, 2025 and 2024 reflect an effective tax rate of 55.4% and 36.4%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to the impact of state income taxes and revisions to the estimated future utilization of state net operating loss carryforwards and other items.

As a result of losses related to our derivative financial instruments, we reported a net loss of $115.4 million, or $0.40 per share for the quarter ended March 31, 2025. Income from operations for the first quarter of 2025 was $126.2 million as compared to a loss from operations of $12.8 million for the first quarter of 2024. We reported a net loss of $14.5 million or $0.05 per share for the quarter ended March 31, 2024.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$174,746	$171,539
Issuance of common stock	—	100,450
Borrowings on bank credit facility, net of repayments	95,000	60,000
Contributions from noncontrolling interest	59,500	6,000
Total	$329,246	$337,989
Uses of cash and cash equivalents:
Capital expenditures	$298,261	$348,238
Distributions to noncontrolling interest	2,219	—
Other	2,690	—
Total	$303,170	$348,238

Cash flows from operating activities. Net cash provided by our operating activities increased $3.2 million (2%) to $174.7 million in the first three months of 2025 from $171.5 million in the same period in 2024. The increase was due primarily to higher natural gas prices.

Issuance of common stock. In the first quarter of 2024, we issued 12,500,000 shares of common stock to two entities controlled by our majority stockholder in a private placement, receiving proceeds of $100.5 million.

Contributions from noncontrolling interest. During the first three months of 2025 and 2024, our noncontrolling interest partner contributed $59.5 million and $6.0 million, respectively, to our midstream partnership to fund the build-out of our Western Haynesville midstream system.

Capital expenditures. Our 2024 capital expenditures included the acquisition of 189,000 net acres in our Western Haynesville area from an unaffiliated third party for $50.0 million. Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Acquisitions:
Unproved property	$9,684	$69,444
Exploration and development:
Development leasehold costs	3,556	3,938
Exploratory drilling and completion costs	100,107	106,456
Development drilling and completion costs	145,578	145,793
Other development costs	515	37
Asset retirement obligations	18	40
Total exploration and development	259,458	325,708
Other property and equipment	48,754	5,327
Total capital expenditures	$308,212	$331,035
Change in accrued capital expenditures and other	(10,202)	20,475
Prepaid drilling costs	269	(3,232)
Change in asset retirement obligations	(18)	(40)
Total cash capital expenditures	$298,261	$348,238

COMSTOCK RESOURCES, INC.

We drilled seven (6.9 net) wells and completed eleven (8.3 net) Haynesville and Bossier shale operated wells during the first three months of 2025. We currently expect to spend an additional $780 million to $880 million in the remaining nine months of 2025 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of March 31, 2025, we had $1.0 billion of liquidity, comprised of $990 million of unused borrowing capacity under our bank credit facility and $32.9 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.

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

We do not have a specific acquisition budget for the remainder of 2025 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facility, or other debt or equity financing to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

At March 31, 2025, we had $510.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base, which was redetermined on April 29, 2025 and currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under our bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the committed borrowing base. Our bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 4.0 to 1.0, which reduces to 3.75 to 1.0 at June 30, 2025 and to 3.5 to 1.0 at September 30, 2025, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2025.

Federal and State Taxation

At March 31, 2025, we had $743.0 million in U.S. federal net operating loss ("NOL") carryforwards and $1.8 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2020 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2021. Currently, we are under examination with the United States Internal Revenue Service and the state of Louisiana and believe that our significant filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

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

As of March 31, 2025, we had natural gas price swaps to hedge approximately 149.9 Bcf of our 2025 natural gas production at an average price of $3.48 per MMBtu and approximately 116.8 Bcf of our 2026 production at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 41.3 Bcf of our 2025 natural gas production at an average ceiling price of $3.80 and an average floor price of $3.50 and 167.9 Bcf of our 2026 production at an average ceiling price of $4.35 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on March 31, 2025 would decrease the fair value of our natural gas price swaps and collars by approximately $154.2 million. A decrease of 10% in the market price of natural gas on March 31, 2025 would increase the fair value of our natural gas price swaps and collars by approximately $152.8 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At March 31, 2025, we had approximately $3.1 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of March 31, 2025, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $909.5 million and $1.58 billion, respectively, based on the market price of approximately 94% and 97%, respectively, of the face amount of such debt. At March 31, 2025, we had $510.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of its operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2025 or 2024.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

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

COMSTOCK RESOURCES, INC.

Date: May 1, 2025	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: May 1, 2025	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)