Form 10-Q
period 2025-06-30
COMSTOCK RESOURCES INC
filed 2025-07-31
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-03262

COMSTOCK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	94-1667468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034

(Address of principal executive offices)

Telephone No.: (972) 668-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.50 (per share)	CRK	New York Stock Exchange
	CRK	New York Stock Exchange Texas

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of July 30, 2025 was 293,066,820.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2025

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$25,859	$6,799
Accounts receivable:
Natural gas and oil sales and gas services	140,541	145,398
Joint interest operations	29,666	23,956
From affiliates	3,321	5,492
Derivative financial instruments	136	4,865
Other current assets	69,456	97,524
Total current assets	268,979	284,034
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	8,587,004	8,054,250
Unproved	429,485	424,648
Other	252,201	150,023
Accumulated depreciation, depletion and amortization	(3,266,680)	(2,940,532)
Net property and equipment	6,002,010	5,688,389
Goodwill	335,897	335,897
Derivative financial instruments	139	—
Operating lease right-of-use assets	87,838	73,777
	$6,694,863	$6,382,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$460,062	$421,814
Accrued costs	151,798	146,173
Operating leases	48,378	35,927
Derivative financial instruments	87,909	8,940
Total current liabilities	748,147	612,854
Long-term debt	3,018,009	2,952,090
Deferred income taxes	345,426	345,116
Derivative financial instruments	74,017	66,757
Long-term operating leases	39,389	37,740
Reserve for future abandonment costs	35,008	33,996
Total liabilities	4,259,996	4,048,553
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,069,102 and 292,260,645 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	146,535	146,130
Additional paid-in capital	1,364,857	1,366,274
Accumulated earnings	732,183	728,619
Total stockholders' equity attributable to the Company	2,243,575	2,241,023
Noncontrolling interest	191,292	92,521
Total stockholders' equity	2,434,867	2,333,544
	$6,694,863	$6,382,097

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$339,225	$216,527	$751,511	$503,610
Oil sales	741	1,074	1,443	1,950
Total natural gas and oil sales	339,966	217,601	752,954	505,560
Gas services	130,296	29,229	230,162	77,042
Total revenues	470,262	246,830	983,116	582,602
Operating expenses:
Production and ad valorem taxes	10,555	19,244	21,734	37,152
Gathering and transportation	41,759	49,361	84,376	96,460
Lease operating	31,109	34,805	66,109	69,877
Exploration	—	—	2,150	—
Depreciation, depletion and amortization	158,379	194,242	326,270	384,931
Gas services	126,714	31,494	243,483	80,174
General and administrative	12,300	10,177	23,380	19,348
Total operating expenses	380,816	339,323	767,502	687,942
Operating income (loss)	89,446	(92,493)	215,614	(105,340)
Other income (expenses):
Gain (loss) from derivative financial instruments	235,847	(25,252)	(94,492)	14,055
Other income	2,100	322	2,439	653
Interest expense	(55,178)	(51,932)	(110,015)	(101,489)
Total other income (expenses)	182,769	(76,862)	(202,068)	(86,781)
Income (loss) before income taxes	272,215	(169,355)	13,546	(192,121)
(Provision for) benefit from income taxes	(141,487)	46,106	1,789	54,398
Net income (loss)	130,728	(123,249)	15,335	(137,723)
Net income attributable to noncontrolling interest	(5,886)	(3,061)	(11,771)	(4,908)
Net income (loss) available to the Company	$124,842	$(126,310)	$3,564	$(142,631)

Net income (loss) per share:
Basic	$0.45	$(0.43)	$0.05	$(0.49)
Diluted	$0.44	$(0.43)	$0.05	$(0.49)
Weighted average shares outstanding:
Basic	290,604	289,670	290,455	283,816
Diluted	294,247	289,670	294,026	283,816

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2024	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,272	637	2,778	—	—	3,415
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Net income (loss)	—	—	—	(16,321)	1,847	(14,474)
Contributions from noncontrolling interest	—	—	—	—	6,000	6,000
Balance at March 31, 2024	292,202	$146,101	$1,357,908	$941,949	$32,624	$2,478,582
Stock-based compensation	59	29	680	—	—	709
Stock issuance costs	—	—	(39)	—	—	(39)
Net income (loss)	—	—	—	(126,310)	3,061	(123,249)
Contributions from noncontrolling interest	—	—	—	—	11,000	11,000
Distributions to noncontrolling interest	—	—	—	—	(1,098)	(1,098)
Balance at June 30, 2024	292,261	$146,130	$1,358,549	$815,639	$45,587	$2,365,905

Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184
Stock-based compensation	150	75	(2,803)	—	—	(2,728)
Stock issuance costs	—	—	(36)	—	—	(36)
Net income	—	—	—	124,842	5,886	130,728
Contributions from noncontrolling interest	—	—	—	—	33,000	33,000
Distributions to noncontrolling interest	—	—	—	—	(3,281)	(3,281)
Balance at June 30, 2025	293,069	$146,535	$1,364,857	$732,183	$191,292	$2,434,867

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,335	$(137,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	310	(54,431)
Depreciation, depletion and amortization	326,270	384,931
(Gain) loss on derivative financial instruments	94,492	(14,055)
Cash settlements of derivative financial instruments	(3,673)	108,547
Amortization of debt discount and issuance costs	5,919	5,383
Stock-based compensation	9,971	7,497
Decrease in accounts receivable	1,318	76,231
Decrease in other current assets	25,881	4,846
Increase (decrease) in accounts payable and accrued expenses	46,487	(126,112)
Net cash provided by operating activities	522,310	255,114
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(642,327)	(588,208)
Prepaid drilling costs	3,060	12,484
Net cash used for investing activities	(639,267)	(575,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	335,000	430,000
Repayments of bank credit facility	(275,000)	(585,000)
Issuance of Senior Notes	—	372,000
Issuance of common stock	—	100,450
Debt and stock issuance costs	(36)	(6,768)
Income tax withholdings on equity awards	(10,947)	(3,373)
Contributions from noncontrolling interest	92,500	17,000
Distributions to noncontrolling interest	(5,500)	(1,098)
Net cash provided by financing activities	136,017	323,211
Net increase in cash and cash equivalents	19,060	2,601
Cash and cash equivalents, beginning of period	6,799	16,669
Cash and cash equivalents, end of period	$25,859	$19,270

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2025, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the period through June 30, 2025 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions. PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock directs the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $243.2 million and $140.3 million of other property and equipment as of June 30, 2025 and December 31, 2024, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Other Current Assets

Other current assets at June 30, 2025 and December 31, 2024 consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)
Prepaid drilling costs	$55,076	$58,136
Production tax refunds receivable	5,103	4,074
Other receivables	3,728	4,140
Prepaid expenses	2,557	2,361
Income tax receivable	1,711	28,813
Other	1,281	—
	$69,456	$97,524

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

COMSTOCK RESOURCES, INC.

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning capitalized exploratory well costs	$168,330	$58,034	$68,223	$96,233
Additions to exploratory well costs pending the determination of proved reserves	130,997	52,392	231,104	158,848
Determined to have found proved reserves	(147,354)	(40,626)	(147,354)	(185,281)
Ending capitalized exploratory well costs	$151,973	$69,800	$151,973	$69,800

As of June 30, 2025 and December 31, 2024, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

Goodwill

The Company had goodwill of $335.9 million as of June 30, 2025 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $87.8 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent our obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly,

COMSTOCK RESOURCES, INC.

Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company's hydraulic fracturing fleet contracts are on terms of less than one year and include rights of substitution. The Company has four drilling rig contracts with a three-year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contracts at any time without default by the lessor. The terms on the Company's other drilling rig contracts are presently either for periods of one year or less, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The Company has elected not to recognize right-of-use lease assets for contracts with terms of one year or less. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of the Company's proved natural gas and oil properties on its balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost included in general and administrative expense	$426	$421	$851	$840
Operating lease cost included in lease operating expense	527	566	1,043	1,088
Operating lease cost included in natural gas and oil properties	12,364	9,171	23,664	16,303
Variable lease cost (drilling rig costs included in natural gas and oil properties)	877	848	2,598	3,365
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	9,212	4,241	14,599	15,513
	$23,406	$15,247	$42,755	$37,109

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.0 million for each of the three months ended June 30, 2025 and 2024 and $1.9 million for each of the six months ended June 30, 2025 and 2024. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $22.5 million and $14.3 million for the three months ended June 30, 2025 and 2024, respectively, and $40.9 million and $35.2 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the operating leases had a weighted-average term of 1.9 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.2% and 7.3%, respectively. As of June 30, 2025, the Company also had expected future payments for short term leased drilling services of $13.3 million.

As of June 30, 2025, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
July 1 to December 31, 2025	$26,554
2026	47,574
2027	17,366
2028	2,912
2029	2
Total lease payments	94,408
Imputed interest	(6,641)
Total lease liability	$87,767

COMSTOCK RESOURCES, INC.

Accrued Costs

Accrued costs at June 30, 2025 and December 31, 2024 consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(In thousands)

Accrued interest payable	$63,404	$64,041
Accrued drilling costs	31,918	34,493
Accrued transportation costs	28,597	28,031
Accrued income and other taxes	16,378	1,350
Accrued employee compensation	5,319	14,076
Accrued lease operating expenses	3,693	2,630
Other	2,489	1,552
	$151,798	$146,173

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Reserve for future abandonment costs at beginning of period	$33,996	$30,773
New wells placed on production	51	87
Liabilities settled	(34)	(31)
Accretion expense	995	880
Reserve for future abandonment costs at end of period	$35,008	$31,709

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

COMSTOCK RESOURCES, INC.

The Company had the following natural gas price derivative financial instruments at June 30, 2025:

	Future Production Period
	Six Months Ending December 31, 2025	Year Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	100,280,000	116,800,000	217,080,000
Average Price per MMBtu	$3.48	$3.51	$3.50
Natural Gas Price Collar Contracts:
Volume (MMBtu)	27,600,000	167,900,000	195,500,000
Average Price per MMBtu:
Average Ceiling	$3.80	$4.35	$4.27
Average Floor	$3.50	$3.50	$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	June 30, 2025	December 31, 2024
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$136	$4,865
Natural gas price derivatives	Derivative Financial Instruments – long-term	$139	$—
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$87,909	$8,940
Natural gas price derivatives	Derivative Financial Instruments – long-term	$74,017	$66,757

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on Derivatives Recognized in Earnings	2025	2024	2025	2024
	(In thousands)
Natural gas price derivatives	$235,847	$(25,252)	$(94,492)	$14,055
	$235,847	$(25,252)	$(94,492)	$14,055

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $5.5 million and $4.1 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2025 and 2024, respectively, and $10.0 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively.

In February 2025, the Company granted 787,595 shares of restricted stock to its directors and employees, which were valued at $17.80 per share. In June 2025, the Company granted an additional 53,188 shares of restricted stock to its directors and employees, which were valued at $23.82 per share. As of June 30, 2025, Comstock had 1,979,667 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $12.43 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $21.3 million as of June 30, 2025 is expected to be recognized over a period of 2.3 years.

COMSTOCK RESOURCES, INC.

In June 2025, the Company granted 529,670 PSUs to its executive officers, which were valued at $36.77 per unit. As of June 30, 2025, Comstock had 1,603,916 PSUs outstanding with a weighted average grant date fair value of $19.46 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 3,207,832 shares of common stock. Total unrecognized compensation cost related to these grants of $24.6 million as of June 30, 2025 is expected to be recognized over a period of 2.4 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2025 or December 31, 2024.

The Company recognized accounts receivable of $140.5 million and $145.4 million as of June 30, 2025 and December 31, 2024, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

COMSTOCK RESOURCES, INC.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the six months ended June 30, 2025 and 2024.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Current - Federal	$(1,710)	$—	$(1,710)	$—
Current - State	36	37	36	37
Deferred - Federal	66,010	(36,585)	80	(41,580)
Deferred - State	77,151	(9,558)	(195)	(12,855)
	$141,487	$(46,106)	$(1,789)	$(54,398)

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
State income taxes, net of federal benefit	28.4	6.4	(1.2)	7.4
Noncontrolling interest	10.4	—	(3.4)	—
Research and development and other income tax credits	(1.0)	—	(20.3)	—
Nondeductible stock-based compensation	(6.6)	(0.9)	(7.0)	(1.0)
Valuation allowance on deferred tax assets	—	(0.4)	0.8	(0.3)
Other	(0.2)	1.1	(3.1)	1.2
Effective tax rate	52.0%	27.2%	(13.2)%	28.3%

The significant variance in the effective tax rate from the statutory tax rate for both the three and six months ended June 30, 2025 was primarily due to the impact of mark-to-market changes in the Company's derivative financial instruments.

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

COMSTOCK RESOURCES, INC.

have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. The Company expects to benefit from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation, but the Company is still evaluating the impact of this law on its income tax disclosures and consolidated financial statements.

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$275	$275	$4,865	$4,865
Liabilities:
Commodity-based derivatives (1)	$161,926	$161,926	$75,697	$75,697
Bank credit facility (2)	$475,000	$475,000	$415,000	$415,000
6.75% senior notes due 2029 (3)	$1,605,711	$1,616,820	$1,603,679	$1,581,283
5.875% senior notes due 2030 (3)	$965,000	$936,050	$965,000	$899,863

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of the floating rate debt on the Company's outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2025 and December 31, 2024, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At June 30, 2025 and December 31, 2024, 1,979,667 and 2,091,087 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

COMSTOCK RESOURCES, INC.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Unvested restricted stock	2,342	2,550	2,330	2,283

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per unit amounts)
Weighted average PSUs	1,411	1,420	1,351	1,253
Weighted average grant date fair value per unit	$19.46	$13.21	$19.46	$13.21

Basic and diluted loss per share for the three months and six months ended June 30, 2025 and 2024 were determined as follows:

	Three Months Ended June 30,
	2025			2024
	Loss	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$130,728			$(123,249)
Income allocable to unvested restricted stock	(1,045)			—
Basic income (loss) attributable to common stock	$129,683	290,604	$0.45	$(123,249)	289,670	$(0.43)
Effect of Dilutive Securities:
Restricted stock	1,045	1,364		—	—
Performance stock units	—	2,279		—	—
Diluted income (loss) attributable to common stock	$130,728	294,247	$0.44	$(123,249)	289,670	$(0.43)

	Six Months Ended June 30,
	2025			2024
	Loss	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$15,335			$(137,723)
Income allocable to unvested restricted shares	(122)			—
Basic income (loss) attributable to common stock	$15,213	290,455	$0.05	$(137,723)	283,816	$(0.49)
Effect of Dilutive Securities:
Restricted stock	122	1,350		—	—
Performance stock units	—	2,221		—	—
Diluted income (loss) attributable to common stock	$15,335	294,026	$0.05	$(137,723)	283,816	$(0.49)

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

COMSTOCK RESOURCES, INC.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the six months ended June 30, 2025 and 2024, respectively, were as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash payments for:
Interest payments	$104,733	$90,349
Income tax payments (refunds)	$(31,000)	$37
Non-cash investing activities include:
Decrease in accrued capital expenditures	$(2,575)	$(14,368)
Liabilities assumed in exchange for right-of-use lease assets	$36,244	$34,196

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-07 will not have an impact on the Company's reported results of operations, financial position or liquidity and the Company does not expect this standard to have a material impact on its financial statement disclosures.

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

(2) LONG-TERM DEBT

At June 30, 2025, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(18,169)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	475,000
Debt issuance costs, net of amortization	(27,702)
$3,018,009

As of June 30, 2025, the Company had $475.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which was redetermined on April 29, 2025 and is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.75 to 1.0, which reduces to 3.5 to 1.0 on September 30, 2025, and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2025.

In April 2024, the Company issued $400.0 million principal amount of 6.75% senior notes due 2029 (the "New 2029 Notes") in a private placement and received net proceeds after offering costs and deducting the initial purchasers' discounts of $365.2 million,

COMSTOCK RESOURCES, INC.

which were used to pay down the outstanding borrowings on the Company's bank credit facility. The New 2029 Notes have substantially identical terms as the Company's $1,223.9 million aggregate principal amount of 6.75% senior notes due 2029, which mature on March 1, 2029 and accrue interest at a rate of 6.75% per annum, payable semi-annually on March 1 and September 1 of each year.

(3) COMMITMENTS AND CONTINGENCIES

In August 2024, the Company entered into two agreements for two new drilling rigs, one with a three-year term and one with a one-year term. Comstock took delivery of the rigs in January 2025 and April 2025, respectively. The drilling rig with a three-year term is capitalized as a right-of-use lease asset on the Company's consolidated balance sheet and the drilling rig with a one-year term has a remaining commitment of $9.6 million.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2025 or 2024.

(4) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $260 thousand and $269 thousand for the three months ended June 30, 2025 and 2024, respectively, and $599 thousand and $548 thousand for the six months ended June 30, 2025 and 2024 for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $3.3 million and $5.5 million receivable from the partnerships at June 30, 2025 and December 31, 2024, respectively.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	112,164	130,861	227,193	270,304
Oil (MBbls)	13	15	23	27
Natural gas equivalent (MMcfe)	112,238	130,949	227,329	270,464
Revenues:
Natural gas sales	$339,225	$216,527	$751,511	$503,610
Oil sales	741	1,074	1,443	1,950
Total natural gas and oil sales	$339,966	$217,601	$752,954	$505,560
Expenses:
Production and ad valorem taxes	$10,555	$19,244	$21,734	$37,152
Gathering and transportation	$41,759	$49,361	$84,376	$96,460
Lease operating	$31,109	$34,805	$66,109	$69,877
Exploration	$—	$—	$2,150	$—
Average Sales Price:
Natural gas (per Mcf)	$3.02	$1.65	$3.31	$1.86
Oil (per Bbl)	$57.00	$71.60	$62.74	$72.22
Average equivalent (Mcfe)	$3.03	$1.66	$3.31	$1.87
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.09	$0.14	$0.10	$0.13
Gathering and transportation	$0.37	$0.38	$0.37	$0.36
Lease operating	$0.28	$0.27	$0.29	$0.26
Gas Services:
Gas services revenue	$130,296	$29,229	$230,162	$77,042
Gas services expense	$126,714	$31,494	$243,483	$80,174

Revenues –

Natural gas and oil sales of $340.0 million for the three months ended June 30, 2025 increased by $122.4 million (56%) as compared to $217.6 million for the second quarter of 2024. The increase was due to higher natural gas prices realized in the second quarter of 2025 as compared to the same period in 2024. The average realized price for our natural gas was $3.02 per thousand cubic feet ("Mcf"), which increased 83% from the average realized natural gas price in the second quarter of 2024. Our natural gas production for the second quarter of 2025 decreased 14% to 112.2 billion cubic feet ("Bcf") (1.2 Bcf per day). Natural gas production for the second quarter of 2024 was 130.9 Bcf (1.4 Bcf per day) and was sold at an average price of $1.65 per Mcf.

Natural gas and oil sales of $753.0 million for the six months ended June 30, 2025 increased by $247.4 million (49%) as compared to $505.6 million for the six months ended June 30, 2024, which was also primarily due to higher natural gas prices, which increased by 78% during the first six months of 2025 as compared with 2024 prices. Our natural gas production for the first six months of 2025 decreased 16% to 227.2 Bcf (1.3 Bcf per day), and was sold at an average price of $3.31 per Mcf as compared to 270.3 Bcf (1.5 Bcf per day) sold at an average price of $1.86 in the first six months of 2024.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average Realized Natural Gas Price:
Natural gas, per Mcf	$3.02	$1.65	$3.31	$1.86
Cash settlements on derivative financial instruments, per Mcf	0.04	0.47	(0.02)	0.40
Price per Mcf, including cash settlements on derivative financial instruments	$3.06	$2.12	$3.29	$2.26

Gas service revenues of $130.3 million increased $101.1 million (346%) for the second quarter of 2025 from $29.2 million in the second quarter of 2024. Gas service revenues of $230.2 million increased $153.1 million (199%) for the first six months of 2025 from $77.0 million for the first six months of 2024. The increases were primarily due to higher natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $8.7 million (45%) to $10.6 million for the second quarter of 2025 from $19.2 million in the second quarter of 2024. The decrease was primarily due to a lower statutory production tax rate in Louisiana and lower production in the second quarter of 2025. Production and ad valorem taxes decreased $15.4 million (41%) to $21.7 million for the first six months of 2025 from $37.2 million in the first six months of 2024. The decrease was also attributable to the decrease in production in 2025 and a decrease in Louisiana production tax and ad valorem tax rates.

Gathering and transportation costs for the second quarter of 2025 decreased $7.6 million (15%) to $41.8 million as compared to $49.4 million in the second quarter of 2024. Gathering and transportation costs for the first six months of 2025 decreased $12.1 million (13%) to $84.4 million as compared to $96.5 million for the first six months of 2024. The decrease was due primarily to lower production in the quarter.

Our lease operating expense of $31.1 million ($0.28 per Mcfe) for the second quarter of 2025 was comparable to our lease operating expense of $34.8 million ($0.27 per Mcfe) for the second quarter of 2024. Lease operating expense of $66.1 million ($0.29 per Mcfe) for the first six months of 2025 decreased $3.8 million (5%) from lease operating expense of $69.9 million ($0.26 per Mcfe) for the first six months of 2024. The lease operating expense rate increased due to the fixed nature of much of our lease operating costs and lower production in the first six months of 2025.

Gas service expenses of $126.7 million increased $95.2 million (302%) for the second quarter of 2025 from $31.5 million in the second quarter of 2024. Gas service expenses of $243.5 million increased $163.3 million (204%) for the first six months of 2025 from $80.2 million for the first six months of 2024. The increase was primarily due to higher natural gas prices related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") decreased $35.9 million to $158.4 million in the second quarter of 2025 from $194.2 million in the second quarter of 2024 due to lower natural gas production in the second quarter of 2025. Our DD&A per equivalent Mcf produced was $1.41 per Mcfe for the quarter ended June 30, 2025 as compared to $1.48 for the quarter ended June 30, 2024. The decrease was primarily due to lower natural gas production and higher estimated proved undeveloped reserves used in determining the DD&A rate, which are the result of higher natural gas prices used in the estimation of proved reserves at June 30, 2025. DD&A decreased $58.7 million to $326.3 million for the first six months of 2025 from $384.9 million during the first six months of 2024. Our DD&A per equivalent Mcf produced was $1.44 per Mcfe for the six months ended June 30, 2025 as compared to $1.42 for the six months ended June 30, 2024. The increase in the rate was primarily due to higher finding and development costs.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $12.3 million for the second quarter of 2025 as compared to $10.2 million in the second quarter of 2024. General and administrative expenses increased to $23.4 million for the first six months of 2025 as compared to $19.3 million during the first six months of 2024. The increases in both periods were primarily due to higher employee compensation, including stock-based compensation, which increased to $5.5 million in the second quarter of 2025 as compared to $4.1 million in the second quarter of 2024. For the six months ended June 30, 2025, stock-based compensation increased to $10.0 million as compared to the same period in 2024 of $7.5 million.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended June 30, 2025, we had net gains related to our derivative financial instruments of $235.8 million, as compared to net

COMSTOCK RESOURCES, INC.

losses on derivative financial instruments of $25.3 million during the quarter ended June 30, 2024, resulting from the decline in future natural gas prices since March 31, 2025. Realized net gains from our price risk management program were $4.3 million for the quarter ended June 30, 2025 as compared to realized net gains of $60.6 million for the quarter ended June 30, 2024. Net losses on derivative financial instruments were $94.5 million for the first six months of 2025 as compared to net gains of $14.1 million for the first six months of 2024, resulting from an increase in future natural gas prices since December 31, 2024. Realized net losses from our price risk management program were $3.7 million for the first six months of 2025 as compared to realized net gains of $108.5 million for the first six months of 2024.

Interest expense was $55.2 million and $51.9 million for the quarters ended June 30, 2025 and 2024, respectively, and $110.0 million and $101.5 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense was due primarily to the issuance of an additional $400.0 million principal amount of senior notes in the second quarter of 2024.

Income taxes for the quarters ended June 30, 2025 and 2024 were a provision of $141.5 million and a benefit of $46.1 million, respectively. Income taxes for the six months ended June 30, 2025 and 2024 were a benefit of $1.8 million and $54.4 million, respectively. Income taxes for the quarters ended June 30, 2025 and 2024 reflect an effective tax rate of 52.0% and 27.2%, respectively. Income tax benefit for the six months ended June 30, 2025 and 2024 reflect an effective tax rate of (13.2)% and 28.3%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to research and development and other tax credits, state income taxes, changes in certain nondeductible items and the income attributable to noncontrolling interest.

As a result of gains related to our derivative financial instruments, we reported net income of $130.7 million, or $0.44 per diluted share for the quarter ended June 30, 2025. Income from operations for the second quarter of 2025 was $89.4 million as compared to a loss from operations of $92.5 million for the second quarter of 2024. We reported a net loss of $123.2 million or $0.43 per share for the quarter ended June 30, 2024. In the first six months of 2025, we reported net income of $15.3 million or $0.05 per diluted share. Income from operations for the first six months of 2025 was $215.6 million. We reported a net loss of $137.7 million or $0.49 per share for the six months ended June 30, 2024.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$522,310	$255,114
Issuance of 6.75% Senior Notes	—	372,000
Issuance of common stock	—	100,450
Borrowings on bank credit facility, net of repayments	60,000	—
Contributions from noncontrolling interest	92,500	17,000
Total	$674,810	$744,564
Uses of cash and cash equivalents:
Capital expenditures	$639,267	$575,724
Repayments on bank credit facility, net of borrowings	—	155,000
Income tax withholdings on equity awards	10,947	3,373
Distributions to noncontrolling interest	5,500	1,098
Debt and stock issuance costs	36	6,768
Total	$655,750	$741,963

Cash flows from operating activities. Net cash provided by our operating activities increased $267.2 million (105%) to $522.3 million in the first six months of 2025 from $255.1 million in the same period in 2024. The increase was due primarily to higher natural gas prices.

Issuance of 6.75% Senior Notes. In April 2024, we issued $400.0 million principal amount of 6.75% senior notes due 2029 in a private placement and received net proceeds after deducting the initial purchasers' discounts of $365.2 million, which were used to pay down the outstanding borrowings on our bank credit facility.

COMSTOCK RESOURCES, INC.

Issuance of common stock. In the first six months of 2024, we issued 12,500,000 shares of common stock to two entities controlled by our majority stockholder in a private placement, receiving proceeds of $100.5 million.

Contributions from noncontrolling interest. During the first six months of 2025 and 2024, our noncontrolling interest partner contributed $92.5 million and $17.0 million, respectively, to our midstream partnership to fund the build-out of our Western Haynesville midstream system.

Capital expenditures. Our 2024 capital expenditures included the acquisition of 189,000 net acres in our Western Haynesville area from an unaffiliated third party for $50.0 million. Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Acquisitions:
Unproved property	$19,616	$79,138
Exploration and development:
Development leasehold costs	8,851	6,530
Exploratory drilling and completion costs	231,104	158,848
Development drilling and completion costs	269,569	297,143
Other development costs	8,434	14,722
Asset retirement obligations	17	56
Total exploration and development	537,591	556,437
Other property and equipment	102,178	17,459
Total capital expenditures	$639,769	$573,896
Change in accrued capital expenditures and other	2,575	14,368
Prepaid drilling costs	(3,060)	(12,484)
Change in asset retirement obligations	(17)	(56)
Total cash capital expenditures	$639,267	$575,724

We drilled 19 (17.5 net) wells and completed 24 (20.3 net) Haynesville and Bossier shale operated wells during the first six months of 2025. We currently expect to spend an additional $550 million to $650 million in the remaining six months of 2025 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of June 30, 2025, we had $1.05 billion of liquidity, comprised of $1.02 billion of unused borrowing capacity under our bank credit facility and $25.9 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.

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

At June 30, 2025, we had $475.0 million of borrowings outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base, which was redetermined on April 29, 2025 and is currently set at $2.0 billion. The borrowing base is

COMSTOCK RESOURCES, INC.

re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under our bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.50% on the unused portion of the committed borrowing base. Our bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.75 to 1.0, which reduces to 3.5 to 1.0 at September 30, 2025, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2025.

Federal and State Taxation

At June 30, 2025, we had $743.0 million in U.S. federal net operating loss ("NOL") carryforwards and $1.8 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. While we expect to benefit from certain provisions contained within the OBBBA, including increased interest expense deductions and bonus depreciation, we are still evaluating the impact of this law on our income tax disclosures and consolidated financial statements.

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

As of June 30, 2025, we had natural gas price swaps to hedge approximately 100.3 Bcf of our 2025 natural gas production at an average price of $3.48 per MMBtu and approximately 116.8 Bcf of our 2026 production at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 27.6 Bcf of our 2025 natural gas production at an average ceiling price of $3.80 and an average floor price of $3.50 and 167.9 Bcf of our 2026 production at an average ceiling price of $4.35 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on June 30, 2025 would decrease the fair value of our natural gas price swaps and collars by approximately $119.2 million. A decrease of 10% in the market price of natural gas on June 30, 2025 would increase the fair value of our natural gas price swaps and collars by approximately $118.5 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

COMSTOCK RESOURCES, INC.

Interest Rates

At June 30, 2025, we had approximately $3.1 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of June 30, 2025, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $936.1 million and $1.62 billion, respectively, based on the market price of approximately 97% and 100%, respectively, of the face amount of such debt. At June 30, 2025, we had $475.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of its operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2025 or 2024.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 13, 2018).
3.2	Amendment to Second Amended and Restated Articles of Incorporation of the Company dated July 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 15, 2019).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
3.4	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 17, 2018).
3.5	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 15, 2019).
10.1	Comstock Resources, Inc. 2019 Long-term Incentive Plan Amended and Restated as of April 7, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2025).
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________________

* Filed herewith.

† Furnished herewith.

COMSTOCK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: July 31, 2025	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: July 31, 2025	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)