Form 10-Q
period 2025-09-30
COMSTOCK RESOURCES INC
filed 2025-11-04
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 3, 2025 was 293,054,806.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2025

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$19,215	$6,799
Accounts receivable:
Natural gas and oil sales and gas services	128,886	145,398
Joint interest operations	42,011	23,956
From affiliates	2,049	5,492
Derivative financial instruments	8,140	4,865
Other current assets	68,552	97,524
Total current assets	268,853	284,034
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	8,793,846	8,054,250
Unproved	436,355	424,648
Other	313,003	150,023
Accumulated depreciation, depletion and amortization	(3,384,306)	(2,940,532)
Net property and equipment	6,158,898	5,688,389
Goodwill	335,897	335,897
Derivative financial instruments	166	—
Operating lease right-of-use assets	77,179	73,777
	$6,840,993	$6,382,097

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$455,282	$421,814
Accrued costs	123,912	146,173
Operating leases	48,332	35,927
Derivative financial instruments	22,284	8,940
Total current liabilities	649,810	612,854
Long-term debt	3,126,015	2,952,090
Deferred income taxes	365,601	345,116
Derivative financial instruments	31,232	66,757
Long-term operating leases	28,795	37,740
Reserve for future abandonment costs	21,730	33,996
Total liabilities	4,223,183	4,048,553
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,054,806 and 292,260,645 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	146,527	146,130
Additional paid-in capital	1,370,426	1,366,274
Accumulated earnings	843,311	728,619
Total stockholders' equity attributable to the Company	2,360,264	2,241,023
Noncontrolling interest	257,546	92,521
Total stockholders' equity	2,617,810	2,333,544
	$6,840,993	$6,382,097

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$307,906	$252,650	$1,059,417	$756,260
Oil sales	681	975	2,124	2,925
Total natural gas and oil sales	308,587	253,625	1,061,541	759,185
Gas services	141,265	50,847	371,427	127,889
Total revenues	449,852	304,472	1,432,968	887,074
Operating expenses:
Production and ad valorem taxes	11,216	12,578	32,950	49,730
Gathering and transportation	39,969	53,996	124,345	150,456
Lease operating	28,778	29,248	94,887	99,125
Exploration	6,600	—	8,750	—
Depreciation, depletion and amortization	157,395	208,350	483,665	593,281
Gas services	141,684	52,622	385,167	132,796
General and administrative	11,504	9,923	34,884	29,271
Loss (gain) on sale of assets	2,493	(910)	2,493	(910)
Total operating expenses	399,639	365,807	1,167,141	1,053,749
Operating income (loss)	50,213	(61,335)	265,827	(166,675)
Other income (expenses):
Gain from derivative financial instruments	142,822	75,163	48,330	89,218
Other income	409	274	2,848	927
Interest expense	(56,722)	(54,516)	(166,737)	(156,005)
Total other income (expenses)	86,509	20,921	(115,559)	(65,860)
Income (loss) before income taxes	136,722	(40,414)	150,268	(232,535)
(Provision for) benefit from income taxes	(18,623)	14,696	(16,834)	69,094
Net income (loss)	118,099	(25,718)	133,434	(163,441)
Net income attributable to noncontrolling interest	(6,971)	(3,173)	(18,742)	(8,081)
Net income (loss) available to the Company	$111,128	$(28,891)	$114,692	$(171,522)

Net income (loss) per share:
Basic	$0.40	$(0.09)	$0.46	$(0.57)
Diluted	$0.40	$(0.09)	$0.45	$(0.57)
Weighted average shares outstanding:
Basic	291,097	290,170	290,671	285,949
Diluted	293,952	290,170	294,004	285,949

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2024	278,430	$139,214	$1,260,930	$958,270	$24,777	$2,383,191
Stock-based compensation	1,272	637	2,778	—	—	3,415
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Net income (loss)	—	—	—	(16,321)	1,847	(14,474)
Contributions from noncontrolling interest	—	—	—	—	6,000	6,000
Balance at March 31, 2024	292,202	$146,101	$1,357,908	$941,949	$32,624	$2,478,582
Stock-based compensation	59	29	680	—	—	709
Stock issuance costs	—	—	(39)	—	—	(39)
Net income (loss)	—	—	—	(126,310)	3,061	(123,249)
Contributions from noncontrolling interest	—	—	—	—	11,000	11,000
Distributions to noncontrolling interest	—	—	—	—	(1,098)	(1,098)
Balance at June 30, 2024	292,261	$146,130	$1,358,549	$815,639	$45,587	$2,365,905
Stock-based compensation	—	—	3,883	—	—	3,883
Stock issuance costs	—	—	(39)	—	—	(39)
Net income (loss)	—	—	—	(28,891)	3,173	(25,718)
Contributions from noncontrolling interest	—	—	—	—	19,000	19,000
Distributions to noncontrolling interest	—	—	—	—	(1,030)	(1,030)
Balance at September 30, 2024	292,261	$146,130	$1,362,393	$786,748	$66,730	$2,362,001

Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184
Stock-based compensation	150	75	(2,803)	—	—	(2,728)
Stock issuance costs	—	—	(36)	—	—	(36)
Net income	—	—	—	124,842	5,886	130,728
Contributions from noncontrolling interest	—	—	—	—	33,000	33,000
Distributions to noncontrolling interest	—	—	—	—	(3,281)	(3,281)
Balance at June 30, 2025	293,069	$146,535	$1,364,857	$732,183	$191,292	$2,434,867
Stock-based compensation	(14)	(8)	5,569	—	—	5,561
Net income	—	—	—	111,128	6,971	118,099
Contributions from noncontrolling interest	—	—	—	—	64,000	64,000
Distributions to noncontrolling interest	—	—	—	—	(4,717)	(4,717)
Balance at September 30, 2025	293,055	$146,527	$1,370,426	$843,311	$257,546	$2,617,810

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$133,434	$(163,441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	20,485	(67,165)
Loss (gain) on sale of assets	2,493	(910)
Depreciation, depletion and amortization	483,665	593,281
Gain on derivative financial instruments	(48,330)	(89,218)
Cash settlements of derivative financial instruments	22,708	159,956
Amortization of debt discount and issuance costs	8,925	8,519
Stock-based compensation	15,595	11,380
Decrease in accounts receivable	1,900	75,573
(Increase) decrease in other current assets	24,152	(749)
Increase (decrease) in accounts payable and accrued expenses	10,376	(173,942)
Net cash provided by operating activities	675,403	353,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(983,828)	(817,526)
Prepaid drilling costs	5,438	28,989
Proceeds from sales of assets	15,166	1,214
Net cash used for investing activities	(963,224)	(787,323)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	540,000	580,000
Repayments of bank credit facility	(375,000)	(645,000)
Issuance of Senior Notes	—	372,000
Issuance of common stock	—	100,450
Debt and stock issuance costs	(36)	(6,807)
Income tax withholdings on equity awards	(11,010)	(3,373)
Contributions from noncontrolling interest	156,500	36,000
Distributions to noncontrolling interest	(10,217)	(2,128)
Net cash provided by financing activities	300,237	431,142
Net increase (decrease) in cash and cash equivalents	12,416	(2,897)
Cash and cash equivalents, beginning of period	6,799	16,669
Cash and cash equivalents, end of period	$19,215	$13,772

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2025, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the period through September 30, 2025 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions. PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock directs the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $303.3 million and $140.3 million of other property and equipment as of September 30, 2025 and December 31, 2024, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

Other Current Assets

Other current assets at September 30, 2025 and December 31, 2024 consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)
Prepaid drilling costs	$52,698	$58,136
Production tax refunds receivable	5,588	4,074
Other receivables	3,113	4,140
Prepaid expenses	3,023	2,361
Income tax receivable	3,228	28,813
Other	902	—
	$68,552	$97,524

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

COMSTOCK RESOURCES, INC.

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning capitalized exploratory well costs	$151,973	$69,800	$68,223	$96,233
Additions to exploratory well costs pending the determination of proved reserves	114,215	60,930	345,319	219,778
Determined to have found proved reserves	(62,062)	(837)	(209,416)	(186,118)
Ending capitalized exploratory well costs	$204,126	$129,893	$204,126	$129,893

As of September 30, 2025 and December 31, 2024, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

Goodwill

The Company had goodwill of $335.9 million as of September 30, 2025 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $77.2 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent the Company's obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

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

Lease costs recognized during the three months and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost included in general and administrative expense	$427	$423	$1,277	$1,263
Operating lease cost included in lease operating expense	629	564	1,673	1,652
Operating lease cost included in natural gas and oil properties	12,364	9,171	36,029	25,473
Variable lease cost (drilling rig costs included in natural gas and oil properties)	4,227	1,306	6,824	4,670
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	7,669	5,582	22,268	21,096
	$25,316	$17,046	$68,071	$54,154

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.1 million and $1.0 million for the three months ended September 30, 2025 and 2024 and $3.0 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $24.3 million and $16.1 million for the three months ended September 30, 2025 and 2024, respectively, and $65.1 million and $51.2 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the operating leases had a weighted-average term of 1.7 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 7.2% and 7.3%, respectively. As of September 30, 2025, the Company also had expected future payments for short term leased drilling services of $10.1 million.

As of September 30, 2025, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2025	$12,847
2026	48,204
2027	18,003
2028	3,334
2029	2
Total lease payments	82,390
Imputed interest	(5,263)
Total lease liability	$77,127

COMSTOCK RESOURCES, INC.

Accrued Costs

Accrued costs at September 30, 2025 and December 31, 2024 consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(In thousands)

Accrued drilling costs	$35,382	$34,493
Accrued transportation costs	28,637	28,031
Accrued ad valorem and other taxes	24,021	1,350
Accrued interest payable	22,012	64,041
Accrued employee compensation	7,967	14,076
Accrued lease operating expenses	3,057	2,630
Other	2,836	1,552
	$123,912	$146,173

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Reserve for future abandonment costs at beginning of period	$33,996	$30,773
New wells and facilities placed on production	156	109
Liabilities settled	(99)	(40)
Wells sold	(13,760)	(157)
Accretion expense	1,437	1,331
Reserve for future abandonment costs at end of period	$21,730	$32,016

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

COMSTOCK RESOURCES, INC.

The Company had the following natural gas price derivative financial instruments at September 30, 2025:

	Future Production Period
	Three Months Ending December 31, 2025	Year Ending December 31, 2026	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	50,140,000	116,800,000	166,940,000
Average Price per MMBtu	$3.48	$3.51	$3.50
Natural Gas Price Collar Contracts:
Volume (MMBtu)	13,800,000	167,900,000	181,700,000
Average Price per MMBtu:
Average Ceiling	$3.80	$4.35	$4.31
Average Floor	$3.50	$3.50	$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	September 30, 2025	December 31, 2024
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$8,140	$4,865
Natural gas price derivatives	Derivative Financial Instruments – long-term	$166	$—
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$22,284	$8,940
Natural gas price derivatives	Derivative Financial Instruments – long-term	$31,232	$66,757

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on Derivatives Recognized in Earnings	2025	2024	2025	2024
	(In thousands)
Natural gas price derivatives	$142,822	$75,163	$48,330	$89,218
	$142,822	$75,163	$48,330	$89,218

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $5.6 million and $3.9 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended September 30, 2025 and 2024, respectively, and $15.6 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively.

In February 2025, the Company granted 787,595 shares of restricted stock to its directors and employees, which were valued at $17.80 per share. In June 2025, the Company granted an additional 53,188 shares of restricted stock to its directors and employees, which were valued at $23.82 per share. As of September 30, 2025, Comstock had 1,957,381 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $12.44 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $18.3 million as of September 30, 2025 is expected to be recognized over a period of 1.9 years.

COMSTOCK RESOURCES, INC.

In June 2025, the Company granted 529,670 PSUs to its executive officers, which were valued at $36.77 per unit. As of September 30, 2025, Comstock had 1,603,916 PSUs outstanding with a weighted average grant date fair value of $19.46 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 3,207,832 shares of common stock. Total unrecognized compensation cost related to these grants of $21.8 million as of September 30, 2025 is expected to be recognized over a period of 2.2 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2025 or December 31, 2024.

The Company recognized accounts receivable of $128.9 million and $145.4 million as of September 30, 2025 and December 31, 2024, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

COMSTOCK RESOURCES, INC.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the nine months ended September 30, 2025 and 2024.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Current - Federal	$(1,516)	$(1,962)	$(3,227)	$(1,962)
Current - State	(36)	—	—	37
Deferred - Federal	22,524	(8,662)	22,605	(50,242)
Deferred - State	(2,349)	(4,072)	(2,544)	(16,927)
	$18,623	$(14,696)	$16,834	$(69,094)

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
State income taxes, net of federal benefit	(1.1)	10.2	(0.5)	7.8
Noncontrolling interest	(2.8)	—	(2.8)	—
Research and development and other income tax credits	(5.6)	—	(6.8)	—
Nondeductible stock-based compensation	2.1	(0.2)	1.2	(0.9)
Valuation allowance on deferred tax assets	—	—	(0.6)	(0.2)
Other	—	5.4	(0.3)	2.0
Effective tax rate	13.6%	36.4%	11.2%	29.7%

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

COMSTOCK RESOURCES, INC.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. The Company expects to benefit from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation and has included these expected benefits in its income tax provision for the three and nine months ended September 30, 2025.

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

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$8,306	$8,306	$4,865	$4,865
Liabilities:
Commodity-based derivatives (1)	$53,516	$53,516	$75,697	$75,697
Bank credit facility (2)	$580,000	$580,000	$415,000	$415,000
6.75% senior notes due 2029 (3)	$1,606,774	$1,611,701	$1,603,679	$1,581,283
5.875% senior notes due 2030 (3)	$965,000	$921,575	$965,000	$899,863

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of the floating rate debt on the Company's outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2025 and December 31, 2024, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At September 30, 2025 and December 31, 2024, 1,957,381 and 2,091,087 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

COMSTOCK RESOURCES, INC.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Unvested restricted stock	1,968	2,091	2,208	2,219

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per unit amounts)
Weighted average PSUs	1,604	1,291	1,436	1,266
Weighted average grant date fair value per unit	$19.46	$13.21	$19.46	$13.21

Basic and diluted loss per share for the three months and nine months ended September 30, 2025 and 2024 were determined as follows:

	Three Months Ended September 30,
	2025			2024
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$118,099			$(25,718)
Income allocable to unvested restricted stock	(793)			—
Basic income (loss) attributable to common stock	$117,306	291,097	$0.40	$(25,718)	290,170	$(0.09)
Effect of Dilutive Securities:
Restricted stock	793	901		—	—
Performance stock units	—	1,954		—	—
Diluted income (loss) attributable to common stock	$118,099	293,952	$0.40	$(25,718)	290,170	$(0.09)

	Nine Months Ended September 30,
	2025			2024
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$133,434			$(163,441)
Income allocable to unvested restricted shares	(1,006)			—
Basic income (loss) attributable to common stock	$132,428	290,671	$0.46	$(163,441)	285,949	$(0.57)
Effect of Dilutive Securities:
Restricted stock	1,006	1,188		—	—
Performance stock units	—	2,145		—	—
Diluted income (loss) attributable to common stock	$133,434	294,004	$0.45	$(163,441)	285,949	$(0.57)

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

COMSTOCK RESOURCES, INC.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the nine months ended September 30, 2025 and 2024, respectively, were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash payments for:
Interest payments	$199,841	$180,312
Income tax payments (refunds)	$(31,000)	$37
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$889	$(19,507)
Liabilities assumed in exchange for right-of-use lease assets	$37,596	$34,321

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

(2) DIVESTITURE OF NATURAL GAS AND OIL PROPERTIES

On September 2, 2025, the Company sold its interest in natural gas properties in East Texas and North Louisiana for net proceeds of $15.2 million. The properties sold included the Company's interest in 883 (770.9 net) producing wells and 46 (27.3 net) inactive wells. The Company incurred a $2.5 million pre-tax loss on the divestiture. The Company's reserve for future abandonment costs was reduced by $13.8 million as a result of the divestiture. The properties produced approximately 7.9 MMcfe per day in August 2025.

(3) LONG-TERM DEBT

At September 30, 2025, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(17,106)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facility:
Principal	580,000
Debt issuance costs, net of amortization	(25,759)
$3,126,015

As of September 30, 2025, the Company had $580.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries and bear interest at the Company's option, at either SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of

COMSTOCK RESOURCES, INC.

0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2025.

(4) COMMITMENTS AND CONTINGENCIES

In August 2024, the Company entered into two agreements for two new drilling rigs, one with a three-year term and one with a one-year term. Comstock took delivery of the rigs in January 2025 and April 2025, respectively. The drilling rig with a three-year term is capitalized as a right-of-use lease asset on the Company's consolidated balance sheet and the drilling rig with a one-year term has a remaining commitment of $6.4 million.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2025 or 2024.

(5) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million for each of the nine months ended September 30, 2025 and 2024 for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $2.0 million and $5.5 million receivable from the partnerships at September 30, 2025 and December 31, 2024, respectively.

(6) SUBSEQUENT EVENTS

On October 10, 2025, the Company entered into an agreement with an unaffiliated third-party to sell interests in 155 (74.5 net) producing wells in Nacogdoches, San Augustine and Shelby counties Texas, including approximately 36,000 primarily undeveloped net acres, for $430 million in cash, subject to adjustment and customary closing conditions. The properties produced approximately 9.3 MMcf per day of natural gas in September 2025. The sale is expected to close in the fourth quarter of 2025 and has an effective date of October 1, 2025. The Company expects to recognize a pre-tax gain from the sale of the unproved property and other property and equipment portion of the divestiture between $290 million and $310 million.

COMSTOCK RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"). All statements other than statements of historic facts contained, or incorporated by reference, in this report, may be forward-looking statements. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. Such forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described herein. Although the we believe the expectations in such statements to be reasonable, there can be no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	111,770	133,116	338,963	403,420
Oil (MBbls)	11	13	34	40
Natural gas equivalent (MMcfe)	111,837	133,198	339,166	403,662
Revenues:
Natural gas sales	$307,906	$252,650	$1,059,417	$756,260
Oil sales	681	975	2,124	2,925
Total natural gas and oil sales	$308,587	$253,625	$1,061,541	$759,185
Expenses:
Production and ad valorem taxes	$11,216	$12,578	$32,950	$49,730
Gathering and transportation	$39,969	$53,996	$124,345	$150,456
Lease operating	$28,778	$29,248	$94,887	$99,125
Exploration	$6,600	$—	$8,750	$—
Average Sales Price:
Natural gas (per Mcf)	$2.75	$1.90	$3.13	$1.87
Oil (per Bbl)	$61.91	$75.00	$62.47	$73.13
Average equivalent (Mcfe)	$2.76	$1.90	$3.13	$1.88
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.10	$0.09	$0.09	$0.12
Gathering and transportation	$0.36	$0.41	$0.37	$0.37
Lease operating	$0.26	$0.22	$0.28	$0.25
Gas Services:
Gas services revenue	$141,265	$50,847	$371,427	$127,889
Gas services expense	$141,684	$52,622	$385,167	$132,796

Revenues –

Natural gas and oil sales of $308.6 million for the three months ended September 30, 2025 increased by $55.0 million (22%) as compared to $253.6 million for the third quarter of 2024. The increase was due to higher natural gas prices realized in the third quarter of 2025 as compared to the same period in 2024. The average realized price for our natural gas was $2.75 per thousand cubic feet ("Mcf"), which increased 45% from the average realized natural gas price in the third quarter of 2024. Our natural gas production for the third quarter of 2025 decreased 16% to 111.8 billion cubic feet ("Bcf") (1.2 Bcf per day). Natural gas production for the third quarter of 2024 was 133.1 Bcf (1.4 Bcf per day) and was sold at an average price of $1.90 per Mcf.

COMSTOCK RESOURCES, INC.

Natural gas and oil sales of $1.06 billion for the nine months ended September 30, 2025 increased by $302.4 million (40%) as compared to $759.2 million for the nine months ended September 30, 2024, which was also primarily due to higher natural gas prices, which increased by 67% during the first nine months of 2025 as compared with 2024 prices. Our natural gas production for the first nine months of 2025 decreased 16% to 339.0 Bcf (1.2 Bcf per day), and was sold at an average price of $3.13 per Mcf as compared to 403.4 Bcf (1.5 Bcf per day) sold at an average price of $1.87 in the first nine months of 2024.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.75	$1.90	$3.13	$1.87
Cash settlements on derivative financial instruments, per Mcf	0.24	0.38	0.06	0.40
Price per Mcf, including cash settlements on derivative financial instruments	$2.99	$2.28	$3.19	$2.27

Gas service revenues of $141.3 million increased $90.4 million (178%) for the third quarter of 2025 from $50.8 million in the third quarter of 2024. Gas service revenues of $371.4 million increased $243.5 million (190%) for the first nine months of 2025 from $127.9 million for the first nine months of 2024. The increases were primarily due to higher natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $1.4 million (11%) to $11.2 million for the third quarter of 2025 from $12.6 million in the third quarter of 2024. The decrease was primarily due to lower production in the third quarter of 2025. Production and ad valorem taxes decreased $16.8 million (34%) to $33.0 million for the first nine months of 2025 from $49.7 million in the first nine months of 2024. The decrease was also attributable to the decrease in production in 2025 and a decrease in Louisiana production tax and ad valorem tax rates.

Gathering and transportation costs for the third quarter of 2025 decreased $14.0 million (26%) to $40.0 million as compared to $54.0 million in the third quarter of 2024. Gathering and transportation costs for the first nine months of 2025 decreased $26.1 million (17%) to $124.3 million as compared to $150.5 million for the first nine months of 2024. The decrease was due primarily to lower production.

Our lease operating expense of $28.8 million ($0.26 per Mcfe) for the third quarter of 2025 was comparable to our lease operating expense of $29.2 million ($0.22 per Mcfe) for the third quarter of 2024. Lease operating expense of $94.9 million ($0.28 per Mcfe) for the first nine months of 2025 decreased $4.2 million (4%) from lease operating expense of $99.1 million ($0.25 per Mcfe) for the first nine months of 2024. The lease operating expense rate increased due to the fixed nature of much of our lease operating costs and lower production in the first nine months of 2025.

Gas service expenses of $141.7 million increased $89.1 million (169%) for the third quarter of 2025 from $52.6 million in the third quarter of 2024. Gas service expenses of $385.2 million increased $252.4 million (190%) for the first nine months of 2025 from $132.8 million for the first nine months of 2024. The increase was primarily due to higher natural gas prices related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") decreased $51.0 million to $157.4 million in the third quarter of 2025 from $208.4 million in the third quarter of 2024 due to lower natural gas production in the third quarter of 2025. Our DD&A per equivalent Mcf produced was $1.41 per Mcfe for the quarter ended September 30, 2025 as compared to $1.56 for the quarter ended September 30, 2024. DD&A decreased $109.6 million to $483.7 million for the first nine months of 2025 from $593.3 million during the first nine months of 2024. Our DD&A per equivalent Mcf produced was $1.43 per Mcfe for the nine months ended September 30, 2025 as compared to $1.47 for the nine months ended September 30, 2024. The decrease was primarily due to lower natural gas production and higher estimated proved undeveloped reserves used in determining the DD&A rate, which are the result of higher natural gas prices used in the estimation of proved reserves at September 30, 2025.

COMSTOCK RESOURCES, INC.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $11.5 million for the third quarter of 2025 as compared to $9.9 million in the third quarter of 2024. General and administrative expenses increased to $34.9 million for the first nine months of 2025 as compared to $29.3 million during the first nine months of 2024. The increases in both periods were primarily due to higher employee compensation, including stock-based compensation, which increased to $5.6 million in the third quarter of 2025 as compared to $3.9 million in the third quarter of 2024. For the nine months ended September 30, 2025, stock-based compensation increased to $15.6 million as compared to the same period in 2024 of $11.4 million.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended September 30, 2025, we had net gains related to our derivative financial instruments of $142.8 million, as compared to net gains on derivative financial instruments of $75.2 million during the quarter ended September 30, 2024, resulting from the decline in future natural gas prices since June 30, 2025. Realized net gains from our price risk management program were $26.4 million for the quarter ended September 30, 2025 as compared to realized net gains of $51.4 million for the quarter ended September 30, 2024. Net gains on derivative financial instruments were $48.3 million for the first nine months of 2025 as compared to net gains of $89.2 million for the first nine months of 2024, resulting from an increase in future natural gas prices since December 31, 2024. Realized net gains from our price risk management program were $22.7 million for the first nine months of 2025 as compared to realized net gains of $160.0 million for the first nine months of 2024.

Interest expense was $56.7 million and $54.5 million for the quarters ended September 30, 2025 and 2024, respectively, and $166.7 million and $156.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in interest expense was due primarily to increased borrowings on our bank credit facility.

Exploration expense was $6.6 million and $8.8 million for the three and nine months ended September 30, 2025, which was related to the acquisition of seismic data in our Western Haynesville area.

Income taxes for the quarters ended September 30, 2025 and 2024 were a provision of $18.6 million and a benefit of $14.7 million, respectively. Income taxes for the nine months ended September 30, 2025 and 2024 were a provision of $16.8 million and a benefit of $69.1 million, respectively. Income taxes for the quarters ended September 30, 2025 and 2024 reflect an effective tax rate of 13.6% and 36.4%, respectively. Income taxes for the nine months ended September 30, 2025 and 2024 reflect an effective tax rate of 11.2% and 29.7%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to research and development and other tax credits, state income taxes, changes in certain nondeductible items and the income attributable to noncontrolling interest.

On September 2, 2025, we divested of certain properties in East Texas and North Louisiana for net proceeds of $15.2 million and recognized a $2.5 million pre-tax loss on the divestiture for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we sold our interest in certain non-operated properties and realized a gain of $910 thousand.

As a result of gains related to our derivative financial instruments, we reported net income of $118.1 million, or $0.40 per diluted share for the quarter ended September 30, 2025. Income from operations for the third quarter of 2025 was $50.2 million as compared to a loss from operations of $61.3 million for the third quarter of 2024. We reported a net loss of $25.7 million or $0.09 per share for the quarter ended September 30, 2024. In the first nine months of 2025, we reported net income of $133.4 million or $0.45 per diluted share. Income from operations for the first nine months of 2025 was $265.8 million. We reported a net loss of $163.4 million or $0.57 per share for the nine months ended September 30, 2024.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$675,403	$353,284
Borrowings on bank credit facility, net of repayments	165,000	—
Contributions from noncontrolling interest	156,500	36,000
Proceeds from asset sales	15,166	1,214
Issuance of 6.75% Senior Notes	—	372,000
Issuance of common stock	—	100,450
Total	$1,012,069	$862,948
Uses of cash and cash equivalents:
Capital expenditures	$978,390	$788,537
Income tax withholdings on equity awards	11,010	3,373
Distributions to noncontrolling interest	10,217	2,128
Debt and stock issuance costs	36	6,807
Repayments on bank credit facility, net of borrowings	—	65,000
Total	$999,653	$865,845

Cash flows from operating activities. Net cash provided by our operating activities increased $322.1 million (91%) to $675.4 million in the first nine months of 2025 from $353.3 million in the same period in 2024. The increase was due primarily to higher natural gas prices.

Contributions from noncontrolling interest. During the first nine months of 2025 and 2024, our noncontrolling interest partner contributed $156.5 million and $36.0 million, respectively, to our midstream partnership to fund the build-out of our Western Haynesville midstream system.

Proceeds from asset sales. In the first nine months of 2025, we sold certain properties for net proceeds of $15.2 million. In the first nine months of 2024, we sold our interest in certain non-operated properties for net proceeds of $1.2 million.

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

COMSTOCK RESOURCES, INC.

Capital expenditures. Our 2024 capital expenditures included the acquisition of 189,000 net acres in our Western Haynesville area from an unaffiliated third party for $50.0 million. Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Acquisitions:
Unproved property	$36,557	$87,938
Exploration and development:
Development leasehold costs	9,946	12,153
Exploratory drilling and completion costs	345,319	215,992
Development drilling and completion costs	415,423	411,315
Other development costs	14,380	22,175
Asset retirement obligations	(21)	70
Total exploration and development	821,604	749,643
Other property and equipment	163,170	48,445
Total capital expenditures	$984,774	$798,088
Change in accrued capital expenditures and other	(889)	19,507
Prepaid drilling costs	(5,438)	(28,989)
Change in asset retirement obligations	(57)	(69)
Total cash capital expenditures	$978,390	$788,537

We drilled 36 (31.8 net) wells and completed 36 (30.9 net) Haynesville and Bossier shale operated wells during the first nine months of 2025. We currently expect to spend an additional $250 million to $350 million in the remaining three months of 2025 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of September 30, 2025, we had $939.2 million of liquidity, comprised of $920 million of unused borrowing capacity under our bank credit facility and $19.2 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations and debt service.

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

As of September 30, 2025, we had $580.0 million outstanding under our bank credit facility. Aggregate commitments under our bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under our bank credit facility are secured by substantially all of our assets and those of our subsidiaries and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. Our bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and

COMSTOCK RESOURCES, INC.

divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2025.

On October 10, 2025, we entered into an agreement with an unaffiliated third party to sell certain producing wells and undeveloped leasehold acreage in East Texas for $430 million in cash, subject to adjustment and customary closing conditions. The sale is expected to close in the fourth quarter of 2025 and has an effective date of October 1, 2025. We intend to use the net proceeds from the divestiture to reduce long-term debt.

Federal and State Taxation

At September 30, 2025, we had $743.0 million in U.S. federal net operating loss ("NOL") carryforwards and $1.8 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. We expect to benefit from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation and have included these expected benefits in our income tax provision for the three and nine months ended September 30, 2025.

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

As of September 30, 2025, we had natural gas price swaps to hedge approximately 50.1 Bcf of our 2025 natural gas production at an average price of $3.48 per MMBtu and approximately 116.8 Bcf of our 2026 production at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 13.8 Bcf of our 2025 natural gas production at an average ceiling price of $3.80 and an average floor price of $3.50 and 167.9 Bcf of our 2026 production at an average ceiling price of $4.35 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on September 30, 2025 would decrease the fair value of our natural gas price swaps and collars by approximately $91.7 million. A decrease of 10% in the market price of natural gas on September 30, 2025 would increase the fair value of our natural gas price swaps and collars by approximately $91.5 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

COMSTOCK RESOURCES, INC.

Interest Rates

At September 30, 2025, we had approximately $3.2 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of September 30, 2025, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $921.6 million and $1.61 billion, respectively, based on the market price of approximately 96% and 99%, respectively, of the face amount of such debt. At September 30, 2025, we had $580.0 million outstanding under our bank credit facility, which is subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of its operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2025 or 2024.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

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

COMSTOCK RESOURCES, INC.

Date: November 4, 2025	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: November 4, 2025	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)