Form 10-K
period 2025-12-31
COMSTOCK RESOURCES INC
filed 2026-02-19
CIK 23194

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
New York Stock Exchange Texas

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of common stock on the New York Stock Exchange on June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), was $2.2 billion. As of February 18, 2026 there were 294,021,740 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after

December 31, 2025 are incorporated by reference into Part III of this report.

COMSTOCK RESOURCES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2025

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
•
our ability to successfully identify; execute or effectively integrate future acquisitions;
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

COMSTOCK RESOURCES, INC.

PART I

ITEM 1. BUSINESS

We are a leading independent natural gas producer operating primarily in the Haynesville shale, a premier natural gas basin located in North Louisiana and East Texas with superior economics given its geographical proximity to the Gulf Coast natural gas markets. As of December 31, 2025, substantially all of our proved natural gas and oil reserves were in the Haynesville and Bossier shale plays. We are focused on creating value through the development of our substantial inventory of highly economic drilling opportunities in the Haynesville and Bossier shales and through our exploration activities in our Western Haynesville play. Our common stock is listed and traded on the New York Stock Exchange and New York Stock Exchange Texas under the symbol "CRK".

Our operations are concentrated in Louisiana and Texas. Our natural gas and oil properties are estimated to have proved reserves of 7.0 Tcfe with a PV 10 Value of $4.5 billion as of December 31, 2025 based on SEC prices. Our proved reserves are principally natural gas, which were 41% developed as of December 31, 2025 with an average reserve life of approximately 16 years. Using NYMEX futures market natural gas and oil prices as of December 31, 2025, proved reserves are estimated at 7.2 Tcfe with a PV 10 Value of $5.2 billion. Using these prices, our proved reserves were 40% developed as of December 31, 2025, with an average reserve life of approximately 16 years.

Strengths

High Quality Properties. As of December 31, 2025, we have 1,069,991 acres (802,769 net) prospective for the Haynesville and Bossier shale plays, located in North Louisiana and East Texas, including our extension of the plays in our Western Haynesville area. Our Haynesville/Bossier shale properties have extensive development and exploration potential. Advances in drilling and completion technology have allowed us to increase the reserves recovered through drilling longer horizontal lateral lengths, drilling horseshoe wells and applying substantially improved well stimulations, as well as successfully drilling horizontal wells in our deeper Western Haynesville extension of the Haynesville and Bossier Shale plays. As a result of the improved economic returns, we have focused our development activities primarily on drilling Haynesville and Bossier horizontal wells since 2015.

Our Haynesville and Bossier shale acreage is located in one of the premier North American natural gas basins and has access to the growing natural gas demand in the Gulf Coast markets related to LNG exports, expansion of power generation for data centers and the petrochemical industry due to its geographic proximity. We believe we are well positioned for future growth due to the following:

•
Premier natural gas resource. The Haynesville and Bossier shales in our legacy area have been substantially delineated since commercial operations started in 2008 and the consistent and successful results of our first 30 wells in our Western Haynesville area indicate substantial upside to our extension of the Haynesville and Bossier shale plays. We believe that these shale plays represent some of the most economic natural gas drilling opportunities in North America.
•
Management and operating team with extensive experience in developing the Haynesville and Bossier shales. We were among the first exploration and production companies to effectively apply horizontal drilling techniques in the Haynesville and Bossier shales beginning in 2007. In 2015, we restarted a drilling program in the Haynesville and Bossier shales utilizing enhanced completion well designs that have significantly improved the economics of these wells. In 2022, we started exploratory drilling in the Western Haynesville area and now have 30 successful wells turned to sales through the end of 2025. We have also drilled some of the longest lateral wells in the basin. We successfully drilled 41 wells with laterals of 15,000 feet or greater from 2021 through 2025. We were one of the first operators in the Haynesville shale to drill a horseshoe lateral well, which allows us to replace two short lateral wells with one drilling location with a longer lateral length resulting in a higher economic return.
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

COMSTOCK RESOURCES, INC.

•
Proximity to premium natural gas markets. Our natural gas production benefits from the strong regional Gulf Coast demand growth driven by a substantial increase in LNG exports, exports to Mexico and new or expanded petrochemical facilities. Producers, such as us, with access to the Gulf Coast natural gas markets are receiving higher net realized prices than most producers in other regions. We are also able to realize higher margins due to our ability to access an extensive midstream infrastructure with lower cost, flexible gas marketing arrangements. In addition, our access to natural gas storage allows for greater operational flexibility as well as the ability to take advantage of seasonal pricing during winter months when natural gas demand has been historically higher.
•
Company-owned Midstream. In 2023, we formed Pinnacle Gas Services LLC to provide gathering and treating services for our emerging Western Haynesville. At December 31, 2025, the Pinnacle system included gas treating plants in Bethel and Marquez, Texas and 246 miles of high-pressure pipelines, which allows us to keep pace with volume growth while maintaining access to strong markets at favorable transportation rates.
•
Organic Drilling Inventory Growth. We focus on growing our inventory of drilling locations organically by acquiring undeveloped leasehold through direct leasing or acquisitions of undeveloped acreage in contrast to many of our peers who have focused on mergers or acquisitions of producing properties to replenish drilling inventory. Over the last six years we have acquired a total of approximately 535,480 net undeveloped acres prospective for the Haynesville and Bossier shales.
•
Successful Drilling Program. We spent $1.05 billion on exploration and development activities in 2025, almost exclusively in the Haynesville and Bossier shale. We spent $1.01 billion on drilling and completion activities and an additional $47.1 million on other development costs. We drilled 52 (44.2 net) wells in 2025, which had an average lateral length of approximately 11,187 feet. Our drilling program in 2025 replaced 830% of our 2025 production based on proved reserves added in our SEC price case and 229% based on proved reserves added in our alternative price case.
•
Efficient Operator. We operated 99% of our proved reserve base as of December 31, 2025. As the operator, we are better able to control operating costs, the timing and plans for future development, the level of drilling and lifting costs, and the marketing of production. As an operator, we receive reimbursements for overhead from other working interest owners, which reduces our general and administrative expenses.
•
Data Center Opportunity. We are partnering with NextEra Energy Resources, LLC ("NextEra") to provide natural gas for new power generation in Western Haynesville to support hyperscaler data center development with initial capacity of 2 gigawatts and potential expansion to 8 gigawatts.

Business Strategy

Our strategy consists of the following principal elements:

•
Prudently grow cash flow, production and reserves through development of our high-quality inventory of drilling locations. We have an extensive inventory of de-risked, high-return drilling locations prospective for the Haynesville and Bossier shales. As of December 31, 2025, we have identified 1,848 drilling locations (886 net to us) in our legacy Haynesville and Bossier shale area and 3,343 drilling locations (2,561 net to us) in our Western Haynesville area, which gives us decades of drilling activity. We have optimized the economics of our drilling location inventory by extending the lateral lengths. In 2024, we successfully drilled our first "horseshoe" well, which allowed us to convert two 4,500-foot lateral locations to one 9,382 horizontal well. Our drilling inventory now includes 115 horseshoe locations with superior economics compared to the short lateral locations they replaced. The average lateral length of our drilling location inventory in our legacy Haynesville and Bossier shale area and Western Haynesville area is 10,077 feet and 8,873 feet, respectively.
•
Grow reserve base through active exploration program. We are investing a substantial portion of our annual capital budget to delineate our emerging Western Haynesville and Bossier shale plays in East Texas. Through December 31, 2025, we have turned 30 wells to sales in this emerging play. In 2026, we currently intend to drill an additional 19 Haynesville and Bossier shale wells in this play.
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

COMSTOCK RESOURCES, INC.

•
Maintain disciplined financial strategy. We intend to maintain an operating plan in 2026 that will allow us to continue to delineate the Western Haynesville play while protecting our balance sheet. Our current plan is to fund our exploration and development activity primarily with operating cash flow and we believe our low operating cost structure combined with maximizing the capital efficiency of our drilling program and maintaining financial discipline will allow us to achieve this goal.
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
•
Manage commodity price exposure. We maintain an active natural gas price hedging program designed to mitigate volatility in natural gas prices and to protect a portion of our expected future cash flows to insure that we have adequate cash flow to meet our financial obligations. We also have access to gas storage in the Western Haynesville area that will allow us greater operational flexibility and take advantage of seasonal natural gas pricing.

Property Acquisitions

In 2025, we added 17,856 net Haynesville and Bossier shale acres in the Western Haynesville area through an active leasing program at a cost of $54.7 million. In 2024, we added 265,290 net acres to our Western Haynesville area through acquisitions and a leasing program at a cost of $106.4 million. In 2023, we added 79,741 net Haynesville and Bossier shale acres in Western Haynesville for $98.6 million.

Western Haynesville Midstream Venture

To support the continued development of the Western Haynesville and Bossier shale, we entered into a partnership with Quantum Capital Solutions ("Quantum") in 2023 to finance the buildout of natural gas gathering and treating facilities required to handle the expected growth in our natural gas production from wells we plan to drill in this area. Pinnacle Gas Services LLC ("Pinnacle") was formed by the contribution of a high pressure pipeline and natural gas treating plant which we acquired in 2022. We invested $30.0 million in these midstream assets including the initial acquisition costs. Quantum agreed to fund up to $300 million for the future build out of the gathering and gas treating system. We manage the operations of Pinnacle under a management contract and appoint the majority of Pinnacle's board of directors. Quantum is entitled to a 12% dividend on its invested capital and 80% of any distributions from Pinnacle until certain return hurdles are met. After the return hurdles are met, Quantum's ownership reduces to 30%. In 2025, 2024 and 2023, Quantum contributed $215.5 million, $60.5 million and $24.0 million, respectively, to fund Pinnacle's capital expansion. In January 2026, Pinnacle entered into an agreement with Quantum to redeem all of Quantum's outstanding Class B Units in exchange for cash consideration of $440 million plus any accrued but unpaid distributions. The redemption is expected to be completed in the first half of 2026.

Property Dispositions

In 2025, we sold our Shelby Trough assets in Nacogdoches, San Augustine and Sabine counties of Texas and our Cotton Valley assets in East Texas and North Louisiana for aggregate net proceeds after selling expenses of $432.4 million. In 2024 and 2023, we sold our working interest in certain non-strategic, non-operated properties for $1.2 million and $41.3 million, respectively.

COMSTOCK RESOURCES, INC.

Natural Gas and Oil Reserves

The following table sets forth our estimated proved natural gas and oil reserves as of December 31, 2025:

	Oil (MBbls)	Natural Gas (MMcf)(1)	Total (MMcfe)(1)	PV 10 Value (000's)(2)
Proved Developed:
Producing	198	2,813,569	2,814,757	$3,042,599
Non-producing	—	27,069	27,069	17,309
Total Proved Developed	198	2,840,638	2,841,826	3,059,908
Proved Undeveloped	—	4,163,483	4,163,483	1,403,430
Total Proved	198	7,004,121	7,005,309	4,463,338
Discounted Future Income Taxes				(596,264)
Standardized Measure of Discounted Cash Flows				$3,867,074

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

The following table sets forth our year end reserves as of December 31 for each of the last three fiscal years:

	2025		2024		2023
	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)	Oil (MBbls)	Natural Gas (MMcf) (1)
Proved Developed	198	2,840,638	331	2,731,812	548	2,734,175
Proved Undeveloped	—	4,163,483	—	1,030,286	—	2,206,051
Total Proved Reserves	198	7,004,121	331	3,762,098	548	4,940,226

______________

(1)
Natural gas volumes include NGLs. NGLs are converted to natural gas equivalents by using a conversion factor of one barrel of NGLs for six Mcf of natural gas based upon the approximate relative energy content.

Substantially all of our proved reserves are in the Haynesville and Bossier shales in North Louisiana and East Texas. These wells produce from depths of 10,500 to 19,200 feet. All of our proved undeveloped reserves represent wells to be drilled in the next five years on our Haynesville and Bossier shale acreage.

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

COMSTOCK RESOURCES, INC.

The natural gas and oil prices used for reserves estimation were as follows:

Year	Natural Gas Price (per Mcf)	Oil Price (per Bbl)
2025	$3.07	$61.98
2024	$1.84	$71.07
2023	$2.39	$72.63

Reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered, and they are scheduled to be drilled within five years of their initial inclusion as proved reserves, unless specific circumstances justify a longer time. In connection with estimating proved undeveloped reserves for our reserve report, reserves on undrilled acreage were limited to those that are reasonably certain of production when drilled where we can verify the continuity of the reservoir. We only include wells in our proved undeveloped reserves that we currently plan to drill and in which we have adequate capital resources to enable us to drill them. Using empirical evidence, we utilize control points and sample sizes to show continuity in the reservoir. We reflect changes to undeveloped reserves that occur in the same field as revisions to the extent that proved undeveloped locations are revised due to changes in future development plans, including changes to proposed lateral lengths, development spacing and timing of development. As of December 31, 2025, our proved undeveloped reserves did not include any undrilled wells with a rate of return less than 10%.

As of December 31, 2025, our proved undeveloped reserves were comprised of 4.2 Tcf of natural gas consisting of 332 undeveloped locations. All of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shale properties where our 2026 drilling program is focused. Our natural gas and oil proved undeveloped reserves increased by 3.1 Tcf during 2025 due to higher natural gas prices used to determine the proved reserves. During 2025, thirteen proved undeveloped locations included in our 2024 reserves were converted to proved developed reserves. Certain of our proved undeveloped locations that were excluded from our proved reserves at December 31, 2024 due to the low natural gas price that was used to determine proved reserves were included in our 2025 proved reserves given the significant improvement in natural gas prices during 2025.

As of December 31, 2024, our proved undeveloped reserves were comprised of 1.0 Tcf of natural gas consisting of 56 undeveloped locations. All of our natural gas undeveloped reserves are associated with our Haynesville and Bossier shales (including Western Haynesville and Bossier) properties. Our natural gas proved undeveloped reserves decreased by 1.2 Tcf during 2024. During 2024, 21 proved undeveloped locations were converted to proved developed reserves.

The following table presents the changes in our estimated proved undeveloped natural gas and oil reserves for the years ended December 31, 2025, 2024 and 2023:

	Proved Undeveloped Reserves
	2025		2024		2023
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Beginning Balance	—	1,030,286	—	2,206,051	69	4,166,108
Revisions	—	13,241	—	(996,816)	—	(1,634,178)
Extension and Discoveries	—	3,175,001	—	94,538	—	407,629
Conversion from Undeveloped to Developed	—	(55,045)	—	(273,487)	(69)	(733,508)
Total Change	—	3,133,197	—	(1,175,765)	(69)	(1,960,057)
Ending Balance	—	4,163,483	—	1,030,286	—	2,206,051

COMSTOCK RESOURCES, INC.

The timing, by year, when our proved undeveloped reserve quantities are estimated to be converted to proved developed reserves is as follows:

	Proved Undeveloped Reserves
	2025		2024		2023
Year ended December 31,	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
2024	—	—	—	—	—	273,487
2025	—	—	—	162,370	—	425,458
2026	—	451,393	—	90,525	—	656,609
2027	—	615,813	—	70,859	—	509,227
2028	—	900,524	—	302,749	—	341,270
2029	—	1,212,891	—	403,783	—	—
2030	—	982,862	—	—	—	—
Total	—	4,163,483	—	1,030,286	—	2,206,051

The following table presents the timing of our estimated future development capital costs to be incurred for the years ended December 31, 2025, 2024 and 2023:

	Future Development Costs Total Proved Undeveloped Reserves
	2025	2024	2023
Year ended December 31,	(in millions)
2024	$—	$—	$184.5
2025	—	97.1	427.2
2026	411.6	65.7	728.7
2027	643.2	55.4	522.4
2028	1,013.5	279.1	351.3
2029	1,458.9	394.2	—
2030	1,175.1	—	—
Total	$4,702.3	$891.5	$2,214.1

The following table presents the changes in our estimated future development costs for the years ended December 31, 2025 and December 31, 2024:

(in millions)
Total as of December 31, 2023	$2,214.1
Development Costs Incurred	(422.6)
Additions	96.2
Revisions	(996.2)
Total Changes	(1,322.6)
Total as of December 31, 2024	891.5
Development Costs Incurred	(393.2)
Additions	3,645.5
Revisions	558.5
Total Changes	3,810.8
Total as of December 31, 2025	$4,702.3

Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2025 of $4.7 billion increased by $3.8 billion from our estimated future capital costs of $0.9 billion as of December 31, 2024. This increase was attributable to the increase in future proved undeveloped locations included in the 2025 proved reserves with the higher natural gas prices in 2025. Our estimated future capital costs to develop proved undeveloped reserves as of December 31, 2024 of $0.9 billion decreased by $1.3 billion from our estimated future capital costs of $2.2 billion as of December 31, 2023 due to a lower number of future proved undeveloped locations expected to generate an economic return as a result of lower natural gas prices.

COMSTOCK RESOURCES, INC.

We performed an analysis to compare our proved reserve estimates as of December 31, 2025, to proved reserve estimates using year-end market prices of $3.23 per Mcf natural gas price and a $56.82 per Bbl oil price, which represents the NYMEX futures market prices as of December 31, 2025, adjusted for basis differentials ("alternative price case"), to show the sensitivity of our proved reserve estimates to price fluctuations. This sensitivity analysis is meant to demonstrate the impact that changing natural gas and oil prices may have on our proved reserve estimates and the related PV 10 Value and there is no assurance this outcome will be realized.

Our proved natural gas and oil reserves utilizing SEC prices and the alternative price case are as follows:

	SEC Price Case	Alternative Price Case
Oil (MBbls)
Proved Developed	198	194
Proved Undeveloped	—	—
Total	198	194

Natural Gas (MMcf) (1)
Proved Developed	2,840,638	2,842,840
Proved Undeveloped	4,163,483	4,339,833
Total	7,004,121	7,182,673

Total Proved Reserves (MMcfe) (1)	7,005,309	7,183,837

PV 10 Value (in thousands) (2)	$4,463,338	$5,180,999

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

Proved reserve information in this report is based on estimates prepared by our petroleum engineering staff and is the responsibility of management. We retained an independent petroleum consultant to conduct an audit of our December 31, 2025 reserve estimates. Netherland, Sewell & Associates, Inc. ("NSAI") audited 100% of our total PV 10 Value as of December 31, 2025. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. NSAI was selected for its geographic expertise and historical experience.

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

The independent consultant's estimates of proved reserves and the pretax present value of such reserves discounted at 10% did not differ from our estimates by more than 7% in the aggregate. However, when compared on a lease-by-lease, field-by-field or area-by-area basis, some of our estimates may be greater than those of our independent consultant and some may be less than the estimates of the independent consultant. When such differences do not exceed 10% in the aggregate, our reserve auditor is satisfied that the proved reserves and pretax present value of such reserves discounted at 10% are reasonable and will issue an unqualified opinion. The remaining differences are not resolved due to the limited cost benefit of continuing such analysis. During the year, our reserves group also performs separate, detailed technical reviews of reserve estimates for significant acquisitions or for properties with problematic indicators such as excessively long lives, sudden changes in performance or changes in economic or operating conditions.

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

COMSTOCK RESOURCES, INC.

review properties and discuss methods and assumptions. We provide historical information to our consultants for our largest producing properties such as ownership interest, production, well test data, commodity prices and operating and development costs. In some cases, additional meetings are held to review identified reserve differences.

All of our reserve estimates are reviewed with our executive management, our independent consultants perform an independent analysis, and ultimately our reserve estimates are approved by our Director of Reservoir Engineering, Kristine Bartlett. Ms. Bartlett holds a Bachelor of Science degree in Petroleum Engineering and Geoscience from the University of Texas at Austin and has 13 years of engineering experience in the oil and gas industry.

We did not provide estimates of total proved natural gas and oil reserves during the three-year period ended December 31, 2025 to any federal authority or agency, other than the SEC.

Production, Price and Cost Summary

Annual production, average prices that we realized from sales of natural gas and oil and the associated lifting costs for each of the last three fiscal years were as follows:

	Year Ended December 31,
	2025	2024	2023
Net Production Volumes:
Natural gas - MMcf	450,202	527,548	524,467
Oil - MBbls	37	50	70
Average Prices:
Natural Gas - $/Mcf	$3.17	$1.98	$2.40
Oil - $/Bbl	$61.95	$71.94	$73.73
Lifting Costs - $/Mcfe:
Lease operating	$0.27	$0.25	$0.25
Gathering and transportation	$0.37	$0.37	$0.35
Production and ad valorem taxes	$0.09	$0.11	$0.18

Drilling Activity Summary

During the three-year period ended December 31, 2025, we drilled development and exploratory wells as set forth in the table below:

	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development:
Oil	—	—	—	—	—	—
Gas	34	26.2	39	31.9	63	47.6
Dry	—	—	—	—	1	1.0
	34	26.2	39	31.9	64	48.6
Exploratory:
Oil	—	—	—	—	—	—
Gas	18	18.0	11	11.0	7	6.9
Dry	—	—	—	—	—	—
	18	18.0	11	11.0	7	6.9
Total	52	44.2	50	42.9	71	55.5

As of December 31, 2025, 2024 and 2023, we had 35 (28.8 net), 21 (17.3 net), and 30 (26.9 net), respectively, operated wells in the process of being drilled and completed.

COMSTOCK RESOURCES, INC.

Producing Well Summary

The following table sets forth the gross and net producing natural gas and oil wells in which we owned an interest as of December 31, 2025:

	Oil		Natural Gas
	Gross	Net	Gross	Net
Louisiana	—	—	1,212	669.6
Oklahoma	6	0.6	98	8.8
Texas	10	5.2	372	273.6
Wyoming	—	—	26	1.9
Total	16	5.8	1,708	953.9

We operate 1,074 of the 1,724 producing wells presented in the above table. As of December 31, 2025, we did not own an interest in any wells containing multiple completions, which means that a well is producing from more than one completed zone.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage as of December 31, 2025, all of which is onshore in the continental United States. We have excluded acreage in which our interest is limited to a royalty or overriding royalty interest.

	Developed		Undeveloped
	Gross	Net	Gross	Net
Louisiana	193,399	151,439	25,608	18,856
Oklahoma	26,080	3,382	—	—
Texas	194,617	159,082	725,954	516,742
Wyoming	13,440	927	—	—
Total	427,536	314,830	751,562	535,598

As of December 31, 2025, our undeveloped acreage expires as follows:

	Gross		Net
2026	79,799	11%	54,529	10%
2027	57,925	8%	42,319	8%
2028	46,116	6%	28,696	5%
2029	5,733	1%	2,815	1%
2030	12,191	2%	5,170	1%
Thereafter	549,798	72%	402,069	75%
	751,562	100%	535,598	100%

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

COMSTOCK RESOURCES, INC.

Our natural gas production is primarily sold under contracts with various terms and priced on first of the month index prices or on daily spot market prices or fixed prices. We target selling approximately 70% to 75% of our natural gas on first of month index price, with the remaining volumes on daily spot market pricing. The percentage of natural gas sold on spot market pricing can be impacted when new wells commence production as such production is typically sold on daily spot market pricing during the month the well is first brought on line. Enterprise Products Operating and its subsidiaries, Venture Global LNG, Inc. and Shell Energy North America US, L.P. accounted for 18%, 11%, and 10%, respectively, of our total 2025 sales. The loss of any of these customers would not have a material adverse effect on us as there is an available market for our natural gas and oil production from other purchasers.

We have entered into longer-term transportation arrangements to ensure that we have adequate transportation to deliver our natural gas production in North Louisiana and East Texas to various markets. As an alternative to constructing our own gathering and treating facilities, we have entered into a variety of gathering and treating agreements with midstream companies to transport our natural gas to a central point or other long-haul natural gas pipelines. We currently have agreements with certain natural gas midstream companies to provide us with firm transportation for an average of approximately 1.7 Bcf per day in 2026 on the long-haul pipelines. To the extent we are not able to deliver the contracted natural gas volumes, we may be responsible for the transportation costs.

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

COMSTOCK RESOURCES, INC.

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

COMSTOCK RESOURCES, INC.

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

Our operations are also subject to the Clean Air Act ("CAA"), and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. EPA issued its final rule on December 2, 2023 that has a number of provisions intended to reduce methane emissions from natural gas and oil operations. On March 12, 2025, EPA Administrator Lee Zeldin announced that the EPA was reconsidering the prior rule, and, on July 28, 2025 and December 3, 2025, the EPA issued an interim final rule and final rule, respectively, extending the deadlines for certain provisions on the rule. We believe our operations will not be materially adversely affected by the new requirements, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. In January 2023, the EPA and the U.S. Army Corps of Engineers ("USACE") issued a new rule that revises the definition of "waters of the United States" ("WOTUS"). The new rule has been challenged by several states and industry groups. If upheld, such regulations may impact certain exploration and production activities. On November 17, 2025, the EPA and the USACE announced a proposed rule to further revise the definition of WOTUS. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the natural gas and oil industry into certain coastal and offshore waters, unless otherwise authorized. Further, the EPA has adopted regulations requiring certain natural gas and oil exploration and production

COMSTOCK RESOURCES, INC.

facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution and that the requirements, including those under the 2023 WOTUS rule and 2025 WOTUS rule, are not any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

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

COMSTOCK RESOURCES, INC.

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

Certain statutes, such as the Emergency Planning and Community Right to Know Act, require the reporting of hazardous chemicals manufactured, processed, or otherwise used, which may lead to heightened scrutiny of the company's operations by regulatory agencies or the public. In 2012, the EPA adopted the Petroleum and Natural Gas Systems Greenhouse Gas Reporting Rule (40 C.F.R. Part 98, Subpart W), which requires certain onshore petroleum and natural gas facilities to collect data on their emissions of greenhouse gases ("GHG"). GHGs include gases such as methane, a primary component of natural gas, and carbon dioxide, a byproduct of burning natural gas. Different GHGs have different global warming potentials with CO2 having the lowest global warming potential, so emissions of GHGs are typically expressed in terms of CO2 equivalents ("CO2e"). The rule applies to facilities that emit 25,000 metric tons of CO2e or more per year, and requires onshore petroleum and natural gas operators to group all equipment under common ownership or control within a single hydrocarbon basin together when determining if the threshold is met. These greenhouse gas reporting rules were amended on October 22, 2015 to expand the number of sources and operations that are subject to these rules, and again on November 18, 2016 to provide less burdensome reporting requirements. We have determined that these reporting requirements apply to us and we believe we have met all of the EPA required reporting deadlines and strive to ensure accurate and consistent emissions data reporting. On September 12, 2025, the EPA announced a proposed rule to end the GHG Reporting Rule. Other EPA actions with respect to the reduction of greenhouse gases (such as the EPA's Greenhouse Gas Endangerment Finding, and the EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule) and various state actions have or could impose mandatory reductions in greenhouse gas emissions. We are unable to predict at this time how much the cost of compliance with any legislation or regulation of greenhouse gas emissions will be in future periods.

The U.S. has not passed legislation to expressly regulate GHG emissions; however, in recent years the EPA moved ahead with its efforts to regulate GHG emissions from certain sources by rule. Beyond requiring measurement and reporting of GHGs as discussed above, the EPA issued an "Endangerment Finding" under section 202(a) of the Clean Air Act, concluding greenhouse gas pollution threatens the public health and welfare of current and future generations. However, in 2025, President Trump directed the EPA to reevaluate the Endangerment Finding, which could impact the EPA's prior and future rulemaking. On July 29, 2025, the EPA proposed to rescind the Endangerment Finding and, on January 7, 2026, the EPA sent its draft final rule to the White House Office of Management and Budget for review. The EPA has adopted regulations that would require permits for and reductions in greenhouse gas emissions for certain facilities. States in which we operate may also require permits and reductions in GHG emissions. Additionally, as discussed above, the EPA has promulgated rules that require reductions in volatile organic compounds ("VOCs") and methane generation from natural gas and oil operations. In addition, on April 10, 2024, the BLM finalized a rule establishing new requirements designed to reduce waste of natural gas from venting, flaring and leaks. Since all of our natural gas and oil production is in the United States, laws or regulations that have been or may be adopted to restrict or reduce emissions of greenhouse gases could require us to incur substantial increased operating costs, and could have an adverse effect on demand for the natural gas and oil we produce. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement requires ratifying countries to review and "represent a progression" in the ambitions of their nationally determined contributions, which set GHG emission reduction goals, every five years. The United States signed the Paris Agreement on April 22, 2016; although the Trump administration provided notice of its intent to withdraw from the Paris Agreement in 2017 and again in 2025. Further, the United States has made additional commitments with respect to GHG emissions through the United Nations Climate Change Conference,

COMSTOCK RESOURCES, INC.

including with respect to reducing methane emissions. It is difficult to predict the timing and certainty of any future government action and the effect on our operations. Future legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. However, we expect that the impacts to our operations will not be materially different from other similarly situated companies involved in natural gas and oil exploration and production activities.

The Inflation Reduction Act (the "IRA"), which was signed into law on August 16, 2023, established a new program, the Methane Emission Reduction Program, that imposes a first-time federal fee on methane emissions for the oil and gas sector, the Waste Emissions Charge ("WEC"). In general, under the EPA's November 12, 2024 final rule implementing the WEC, covered facilities that emit 25,000 metric tons of carbon dioxide equivalent or more per year are required to pay for "excess" methane emissions, with the fee starting at $900 per metric ton in 2024, and increasing to $1,500 per metric ton by 2026. The calculation of the methane fee is determined by (1) the facility's reported emissions under the federal Greenhouse Gas Reporting Program, and (2) an emissions threshold that varies by facility type. For example, for offshore and onshore petroleum and natural gas production facilities, the fee applies to the number of reported tons of methane that exceed (i) 0.2% of the natural gas sent to sale from the facility. On March 14, 2025, President Trump signed a Joint Resolution of Disapproval under the Congressional Review Act overturning the EPA's WEC rule. The One Big Beautiful Bill Act signed into law by President Trump on July 4, 2025 postpones the implementation of the WEC to 2034. We believe our operations will not be materially adversely affected by the IRA, and the requirements will not be any more burdensome to us than to other similarly situated companies involved in natural gas and oil exploration and production activities.

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

Office and Operations Facilities

Our executive offices are located at 5300 Town and Country Blvd., Suite 500 in Frisco, Texas 75034, and our telephone number is (972) 668-8800. We lease office space in Frisco, Texas covering 66,382 square feet. This lease expires on December 31, 2031. We have an option to terminate the lease on December 31, 2028. We also own production offices and pipe yard facilities near Carthage, Franklin, Marshall, Marquez and Tennessee Colony in Texas and Bossier City, Grand Cane, Greenwood, Homer, Mansfield and Logansport in Louisiana.

COMSTOCK RESOURCES, INC.

Human Capital

As of December 31, 2025, we had 252 employees and utilized contract employees for certain of our drilling, completion and production operations. We seek to attract a qualified workforce and maintain strong non-discrimination and anti-harassment policies.

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

Directors and Executive Officers

The following table sets forth certain information concerning our executive officers and directors.

Name	Position with Company	Age
M. Jay Allison	Chief Executive Officer and Chairman of the Board of Directors	70
Roland O. Burns	President, Chief Financial Officer, Secretary and Director	65
Daniel S. Harrison	Chief Operating Officer	62
Clifford "Trey" D. Newell	Chief Commercial Officer and Vice President of Corporate Development	47
Patrick H. McGough	Vice President of Operations	45
Ronald E. Mills	Vice President of Finance and Investor Relations	53
Daniel K. Presley	Vice President of Accounting, Controller and Treasurer	65
LaRae L. Sanders	Vice President of Land	63
Brian C. Claunch	Vice President of Financial Reporting	51
Elizabeth B. Davis	Director	63
Morris E. Foster	Director	83
Jim L. Turner	Director	80

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

COMSTOCK RESOURCES, INC.

several independent oil and gas exploration and development companies. Mr. Harrison received a B.S. Degree in Petroleum Engineering from the Louisiana State University in 1985.

Clifford "Trey" D. Newell has been our Chief Commercial Officer and Vice President of Corporate Development since 2022. Mr. Newell has over two decades of experience in commercial, marketing and operations experience in the midstream energy industry. Prior to joining us, Mr. Newell was responsible for producer relationships, business development, project management, scheduling and marketing as Commercial Vice President at Trace Midstream, Blue Mountain Midstream and Penntex Midstream. He received his Bachelor of Business Administration in Economics and Pre-Law and Executive Master of Business Administration from Centenary College of Louisiana in 2006 and 2013, respectively. He also received his Master of Energy Business from the University of Tulsa in 2015.

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

Brian C. Claunch has been our Vice President of Financial Reporting since 2021. Mr. Claunch joined the Company in 2020 as Director of Financial Reporting. Prior to joining Comstock, Mr. Claunch served as Director of Financial Reporting at Guidon Energy and Controller at Pioneer Natural Resources Company. He received his Bachelor of Business Administration and Master of Science in Accounting degrees from the University of Texas at Arlington in 1999 and is a Certified Public Accountant.

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

COMSTOCK RESOURCES, INC.

and College Station, Texas and Carmel, California and as a member of the Board of Regents of Texas A&M University. In addition, Mr. Foster currently serves on the board of directors of Scott & White Medical Institute.

Jim L. Turner has served as a director since 2014. Mr. Turner currently serves as Chairman of Turner Holdings, LLC and CEO of JLT Automotive, Inc. Mr. Turner served as President and Chief Executive Officer of Dr Pepper/Seven Up Bottling Group, Inc. from its formation in 1999 through 2005, when he sold this interest in that company. Prior to that, Mr. Turner served as Owner/Chairman of the Board and Chief Executive Officer of the Turner Beverage Group, the largest privately owned independent bottler in the United States. Mr. Turner is past-Chairman and served on the Board of Trustees of Baylor Scott and White Health, the largest not-for-profit healthcare system in the State of Texas from 2013 through 2025, where he also served as Chairman of the Finance Committee and as a member of the Executive Committee. He is a past board member of Crown Holdings where he also served as Chairman of the Compensation Committee and as a member of the Nominating and Governance Committee. He is on the Board of Directors of INSURICA, a full-service insurance agency. Mr. Turner is former Chairman of Dean Foods Company where he also served as Chairman of the Compensation Committee and as a member of the Governance Committee.

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
•
political conditions and events in other natural gas-producing countries, including embargoes and other sustained military campaigns, acts of terrorism or sabotage, and armed conflicts;
•
tariffs and trade restrictions that may be imposed by the United States or other countries on natural resources, including natural gas;
•
domestic government regulation, legislation and policies;
•
the level of global natural gas inventories;
•
technological advances affecting energy consumption;
•
the price and availability of alternative fuels; and
•
overall U.S. and global economic and political conditions, including inflationary pressures, interest rate adjustments, a general economic slowdown or recession, political tensions and war (including future developments in the ongoing Russia-Ukraine conflict and conflicts in the Middle East).

COMSTOCK RESOURCES, INC.

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

A prospect is a property in which we own an interest, or have operating rights to, and that has what our geoscientists believe, based on available seismic and geological information, to be an indication of potential oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. If we drill additional unsuccessful wells, our drilling success rate may decline and we may not achieve our targeted rate of return. Further, unsuccessful drilling may impact our ability to fulfill our firm transportation commitments.

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

COMSTOCK RESOURCES, INC.

Some of our undeveloped leasehold acreage is subject to leases that will expire unless production is established on units containing the acreage. Failure to administer lease acquisitions, lease contracting, lease maintenance and timely lease payments could lead to loss of leased land.

A large portion of our undeveloped leasehold acreage is subject to leases with primary terms that expire prior to 2028 unless we establish and maintain production on units containing these leases during their terms or we renew them before their expiration. The cost to renew such leases could increase significantly and we may not be able to renew such leases on economically beneficial terms or at all. If our leases expire or we are unable to renew such leases, we will lose our right to develop such leasehold acreage and our exploration and development activities could materially differ from our current expectations, which could adversely affect our business.

The unavailability or high cost of drilling rigs, completion equipment, supplies, qualified personnel and oilfield services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

When drilling and completion activity in the United States or a particular operating area increases, associated costs also increase, including costs associated with drilling rigs, completion equipment, drill pipe, casing and other tubular goods, sand and other proppants, personnel and other related services. If these costs increase, we may not be able to obtain necessary equipment, supplies and services or obtain them at economically beneficial terms. Such increases in cost could result in delays in our drilling or completion activities, which could limit our ability to establish and replace reserves, or should we choose to incur higher costs, could negatively impact our business.

Substantial exploration and development activities could require significant outside capital, which could dilute the value of our common shares and restrict our activities. Also, we may not be able to obtain needed capital or financing on satisfactory terms, which could lead to a limitation of our future business opportunities and a decline in our natural gas and oil reserves.

We expect to continue to expend substantial capital in the acquisition of, exploration for and development of natural gas reserves. In order to finance these activities, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of non-strategic assets or other means. The issuance of additional equity securities could have a dilutive effect on the value of our common shares and may not be possible on terms acceptable to us given the current volatility in the financial markets. The issuance of additional debt would likely require that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions, dividends and general corporate requirements, which could place us at a competitive disadvantage relative to other competitors. Our cash flow from operations and access to capital is subject to a number of variables, including:

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

COMSTOCK RESOURCES, INC.

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

COMSTOCK RESOURCES, INC.

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

We rely on information technology and operational technology systems to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal and tax requirements. Our information technology and operational technology systems, some of which are dependent on third-party business partners, may be vulnerable to damage, interruption or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures and employee error or malfeasance. As a natural gas and oil producer, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable, threats to the safety of our employees, threats to the security or operation of our facilities and infrastructure or third party facilities and infrastructure, such as processing plants and pipelines, and threats from terrorist acts. Cybersecurity attacks in particular are evolving and include, but are not limited to, ransomware or other malicious software, social engineering attacks, deepfakes and artificial intelligence ("AI")-enhanced phishing, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Threat actors may leverage AI and machine learning, technologies to conduct more sophisticated surveillance, reconnaissance and attacks against our systems. We seek to prevent, detect and investigate cybersecurity incidents, but in some cases, we might be unaware of an incident or its magnitude and effects. Although we utilize various procedures and controls to monitor and protect against these threats and to mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing.

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

COMSTOCK RESOURCES, INC.

•
Reputational harm or loss of customer trust or confidence;
•
Legal liability, regulatory fines, penalties, or sanctions;
•
Remediation or mitigation costs, such as increased security expenditures, investigation expenses, or litigation fees;
•
Increased insurance premiums or difficulty in obtaining adequate insurance coverage; or
•
Other negative consequences.

We face a growing regulatory landscape around data protection and cybersecurity incident reporting, including, but not limited to, new SEC rules requiring disclosure of material cybersecurity incidents within specified timeframes which may result in proposed rulemaking affecting incident reporting requirements for our industry.

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

We had $2.8 billion principal amount of debt as of December 31, 2025.

COMSTOCK RESOURCES, INC.

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

To achieve more predictable cash flows and to reduce our exposure to adverse fluctuations in the prices of natural gas, we have entered into and may continue to enter into hedging transactions for certain of our expected natural gas production. These transactions could result in both realized and unrealized hedging losses. Further, these hedges may be inadequate to protect us from prolonged declines in the price of natural gas. To the extent that natural gas prices remain at current levels or decline further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

COMSTOCK RESOURCES, INC.

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

We may be subject to physical and financial risks associated with climate-related effects.

Changing climate and weather conditions may create physical and financial risks to our business. Energy needs vary with weather conditions. To the extent weather conditions may be affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased energy use due to weather changes may require us to invest in more infrastructure to serve increased demand. A decrease in energy use due to weather changes may affect our financial condition through decreased revenues. Extreme weather conditions in general require more equipment redundancy, adding to costs, and can contribute to increased risk of delivery disruptions.

Additionally, extreme adverse weather conditions or volatility may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could damage our physical assets, especially operations located in low-lying areas near coasts and riverbanks, and facilities situated in hurricane-prone and rain-susceptible regions. To the extent the frequency of extreme weather events increases, this could increase our cost of producing products. We may not be able to pass on the higher costs to our customers or recover all costs related to mitigating these physical risks.

Environmental regulations relating to climate change and/or greenhouse gases could also reduce demand for our products or increase our operating and drilling costs. Our business could also be affected by the potential for lawsuits against companies that emit greenhouse gases, based on links drawn between greenhouse gas emissions and climate conditions. To the extent financial markets view GHG emissions as a financial risk, this could negatively impact our cost of and access to capital.

Scrutiny and uncertain expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing scrutiny from stakeholders related to their environmental, social and governance ("ESG") practices. Different stakeholders, including investor advocacy groups, certain institutional investors, investment funds, other influential investors, consumers and governmental agencies have varied and often conflicting perspectives on ESG practices. Companies that do not adapt to or comply with investor or other stakeholder expectations and standards, which are evolving, or that are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

COMSTOCK RESOURCES, INC.

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

Governance

The Audit Committee of our Board of Directors provides oversight over our cybersecurity risk management and strategy. The committee receives updates from our information technology management and external advisors on our cybersecurity posture, initiatives, and incidents on an annual or as needed basis. Our information technology department is responsible for assessing and managing our cybersecurity risks on a day-to-day basis and their processes for managing cybersecurity risks include implementing and maintaining security controls, policies, and procedures to protect our information systems and the information residing therein. They also provide periodic awareness notifications to our employees and contractors on cybersecurity best practices and their roles and responsibilities. In addition, we have established an incident response plan to coordinate our response to and recovery from any cybersecurity incidents. Our Director of Information Technology has over 20 years of experience in managing organizations in the energy and telecom industries. We also have a Certified Information Systems Security Professional, who has nine years of experience in cyber and information security.

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

COMSTOCK RESOURCES, INC.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and the New York Stock Exchange Texas under the symbol "CRK". As of February 18, 2026, we had 294,021,740 shares of common stock outstanding, which were held by 150 holders of record. We have not paid a dividend on our common stock since 2023. The declaration and payment of future dividends will be at the discretion of the board of directors and will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant.

Stockholder Return Performance

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the five years ended December 31, 2025 with the cumulative returns during the same period for the New York Stock Exchange Index and the SPDR Standard & Poor's ("S&P") Oil and Gas Exploration and Production ETF. The graph assumes that $100.00 was invested on the last trading day of 2020, and that dividends, if any, were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (1)

Among Comstock, the NYSE Composite Index and the S&P Oil & Gas Exploration and Production ETF Index

	As of December 31,
Total Return Analysis	2020	2021	2022	2023	2024	2025
Comstock	$100.00	$185.13	$315.87	$213.56	$439.66	$559.35
NYSE Composite	$100.00	$120.68	$109.39	$124.46	$144.12	$169.62
SPDR S&P Oil and Gas Exploration and Production ETF	$100.00	$166.74	$242.38	$251.01	$248.50	$243.15

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

Overview

We are an independent energy company engaged in the acquisition, exploration, development and production of natural gas and oil in the United States. Our assets are concentrated in the Haynesville and Bossier shale located in North Louisiana and East Texas, a premier natural gas basin with superior economics due to the geographic proximity to Gulf Coast natural gas markets. We own interests in 1,724 producing natural gas and oil wells (959.7 net to us) and we operate 1,074 of these wells.

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

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, natural gas and oil, and operating safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may have an adverse effect on our business, results of operations and financial condition. Applicable environmental regulations require us to remove our equipment after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our natural gas and oil wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $20.8 million as of December 31, 2025.

Prices for natural gas and oil have been highly volatile in recent years but we expect our natural gas production to increase in 2026, assuming we maintain a sufficient development program to offset expected production declines from our producing wells. The level of our drilling activity is dependent on natural gas prices. If we are unable to offset production declines with the new wells we plan to drill in 2026 and future periods, our production volumes and cash flows from our operating activities may not be sufficient to fund our capital expenditures, and thus, we may need to either curtail drilling activity or seek additional borrowings, which would result in an increase in our interest expense in 2026 and future periods.

We recognized $29.1 million of impairments to our non-operated Eagle Ford shale unproved and proved properties in 2025 to adjust the carrying value of our Eagle Ford shale assets to their estimated fair value. We may need to recognize further impairments of our natural gas and oil properties if natural gas and oil prices decline, and as a result, the expected future cash flows from these properties become insufficient to recover their carrying value.

COMSTOCK RESOURCES, INC.

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Our operating data for the year ended December 31, 2025 and 2024 are summarized below:

	Year Ended December 31,
	2025	2024
	(In thousands except per unit amounts)
Net Production Data:
Natural gas (MMcf)	450,202	527,548
Oil (MBbls)	37	50
Natural gas equivalent (MMcfe)	450,423	527,847
Revenues:
Natural gas sales	$1,425,857	$1,043,886
Oil sales	2,292	3,597
Total natural gas and oil sales	$1,428,149	$1,047,483
Expenses:
Production and ad valorem taxes	$40,453	$57,437
Gathering and transportation	$166,108	$194,890
Lease operating	$122,662	$130,504
Exploration	$10,071	$—
Average Sales Price:
Natural gas (per Mcf)	$3.17	$1.98
Oil (per Bbl)	$61.95	$71.94
Average equivalent (Mcfe)	$3.17	$1.98
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.09	$0.11
Gathering and transportation	$0.37	$0.37
Lease operating	$0.27	$0.25
Gas Services:
Gas services revenue	$500,202	$206,097
Gas services expense	$516,224	$205,407

Natural gas and oil sales. Natural gas and oil sales of $1.4 billion in 2025 increased by $0.4 billion, or 36%, as compared to $1.0 billion in 2024. The increase was primarily due to higher prices received for our natural gas production. Our 2025 natural gas production decreased 15% to 450.2 Bcf (1.2 Bcf per day), which was sold at an average price of $3.17 per Mcf as compared to 527.5 Bcf (1.4 Bcf per day) sold at an average price of $1.98 in 2024.

We utilize natural gas derivative financial instruments to manage our exposure to changes in prices of natural gas to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Year Ended December 31,
	2025	2024
Average Realized Natural Gas Price:
Natural gas, per Mcf	$3.17	$1.98
Cash settlements on derivative financial instruments, per Mcf	0.04	0.39
Price per Mcf, including cash settlements on derivative financial instruments	$3.21	$2.37

Gas services revenues. Gas services revenues of $500.2 million in 2025 increased $294.1 million (143%) from $206.1 million in 2024. Gas services activities include sales of natural gas purchased from unaffiliated third parties for resale and fees received from unaffiliated third parties for natural gas gathering and treating services. Gas services revenues increased in 2025 due primarily to higher natural gas prices on sales of natural gas purchased to utilize our excess transport capacity.

Gain on sale of assets. We reported a gain on sale of assets of $291.9 million in 2025, which was primarily related to the divestiture of our Shelby Trough properties in East Texas for net proceeds of $417.2 million. We also sold our interest in

COMSTOCK RESOURCES, INC.

our Cotton Valley properties in East Texas and North Louisiana for net proceeds of $15.2 million. In 2024, we sold our interest in certain non-operated properties and realized a gain of $0.9 million.

Production and ad valorem taxes. Our production and ad valorem taxes decreased $17.0 million (30%) to $40.5 million in 2025 from $57.4 million in 2024. This decrease was primarily related to a decrease in Louisiana production tax and ad valorem tax rates and lower natural gas production volumes in 2025.

Gathering and transportation. Gathering and transportation costs decreased $28.8 million (15%) to $166.1 million in 2025 as compared to $194.9 million in 2024. This decrease was due primarily to lower production volumes in 2025.

Lease operating expenses. Our lease operating expense of $122.7 million ($0.27 per Mcfe) in 2025 was $7.8 million, or 6% lower than lease operating expenses in 2024 of $130.5 million ($0.25 per Mcfe). The decrease in lease operating expense was due to lower production volumes as compared to 2024.

Gas services expenses. Gas services expenses of $516.2 million in 2025 were $310.8 million (151%) higher than gas services expenses in 2024 of $205.4 million. The increase was due primarily to higher natural gas prices for purchases of third-party natural gas for resale.

Depreciation, depletion and amortization expense ("DD&A"). DD&A expense decreased $154.2 million (19%) to $641.2 million in 2025 from $795.4 million in 2024. Our DD&A expense per equivalent Mcf produced was $1.42 per Mcfe in 2025 as compared to $1.51 per Mcfe in 2024. The decrease in DD&A rate was primarily due to the increase in estimated proved undeveloped reserves used in determining the DD&A rate, which resulted from the higher natural gas price used in the estimation of proved reserves at December 31, 2025.

General and administrative expenses. General and administrative expenses, which are reported net of overhead reimbursements, increased to $48.7 million in 2025 from $39.4 million in 2024 due primarily to higher personnel costs including stock-based compensation. Stock-based compensation included in general and administrative expenses was $21.2 million and $15.3 million in 2025 and 2024, respectively.

Impairment of oil and gas properties. We recorded an impairment to our Eagle Ford shale proved and unproved natural gas and oil properties of $29.1 million in 2025. This charge primarily resulted from diminished activity on our leasehold acreage in the area by operators, low oil prices and our capital allocation strategy, which prioritizes higher-return projects in the Haynesville and Bossier shales.

Derivative financial instruments. We use derivative financial instruments as part of our price risk management program to protect the cash flow we generate from our operating activities. We had net gains on derivative financial instruments of $82.5 million for 2025 as compared to $10.2 million for 2024. Realized net gains from our natural gas price risk management program were $20.1 million in 2025 as compared to $207.8 million in 2024. We recognized unrealized gains on derivative financial instruments of $62.4 million and unrealized losses of $197.6 million in 2025 and 2024, respectively.

Interest expense. Interest expense was $222.8 million for 2025 as compared to $210.6 million for 2024. Included in interest expense was amortization of the premiums or discounts on our senior notes and the debt issuance cost amortization associated with our outstanding debt. The non-cash interest expense for 2025 totaled $12.0 million compared with $11.5 million for 2024. The increase in interest expense in 2025 was due primarily to the issuance of our 6.75% senior notes in 2024 and increased borrowings on our bank credit facility in 2025.

Exploration expense. Exploration expense was $10.1 million in 2025, which was related to the acquisition of seismic data for our Western Haynesville area.

Income taxes. Our income tax provision was $88.5 million in 2025 as compared to a benefit of $149.1 million in 2024. Our effective tax rate of 17% in 2025 differed from the federal income tax rate of 21% due primarily to research and development and other tax credits claimed in 2025 and state income taxes. Our effective tax rate of 41% in 2024 differed from the federal income tax rate of 21% primarily due to changes in our valuation allowance on our federal and state net operating loss carryforwards and state income taxes.

Net income. We reported net income of $420.2 million or $1.43 per diluted share in 2025 and a net loss of $218.8 million or $0.76 per diluted share in 2024. The net income in 2025 is primarily due to the impact of higher natural gas prices in 2025, gain on sale of assets of $291.9 million and the unrealized gain on our derivative financial instruments of $62.4 million. Income from operations in 2025 was $645.9 million as compared to loss from operations of $168.6 million in 2024.

COMSTOCK RESOURCES, INC.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on February 21, 2025.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31,
	2025	2024
	(in thousands)
Sources of cash and cash equivalents:
Operating activities	$899,607	$620,337
Proceeds from asset sales	428,868	1,214
Contributions from noncontrolling interest	215,500	60,500
Issuance of 6.75% senior notes	—	372,000
Issuance of common stock	—	100,450
Total	$1,543,975	$1,154,501

Uses of cash and cash equivalents:
Capital expenditures	$1,344,278	$1,085,490
Repayments on bank credit facility, net of borrowings	155,000	65,000
Distributions to noncontrolling interest	16,520	3,653
Income tax withholdings on equity awards	11,010	3,373
Debt and stock issuance costs	36	6,855
Total	$1,526,844	$1,164,371

Cash flows from operating activities. Net cash provided by our operating activities increased $279.3 million (45%) to $899.6 million in 2025 from $620.3 million in 2024. The increase was primarily due to the higher natural gas prices we realized in 2025.

Proceeds from asset sales. In 2025, we sold our Shelby Trough properties in East Texas and our Cotton Valley properties in East Texas and North Louisiana and other assets. In 2024, we sold certain non-operated properties for net proceeds of $1.2 million.

Contributions from and distributions to noncontrolling interest. In 2023, we formed a midstream partnership to fund the future build-out of our Western Haynesville midstream system. During 2025 and 2024, our noncontrolling partner contributed $215.5 million and $60.5 million, respectively, to the midstream partnership. Also during 2025 and 2024, we distributed preferred dividends of $16.5 million and $3.7 million, respectively, to our noncontrolling partner.

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

Capital expenditures. The increase in capital expenditures of $258.8 million is primarily due to higher drilling and completion activities in 2025.

COMSTOCK RESOURCES, INC.

Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2025	2024
	(in thousands)
Acquisitions:
Unproved property	$54,670	$106,386
Exploration and development:
Developmental leasehold costs	14,562	13,461
Exploratory drilling and completion costs	490,429	354,557
Development drilling and completion costs	517,375	503,550
Other development costs	32,493	30,500
Asset retirement obligations	444	1,594
Total exploration and development	1,109,973	1,010,048
Midstream	223,592	85,377
Other property	17,893	2,264
Total capital expenditures	$1,351,458	$1,097,689
Change in accrued capital expenditures and other	(1,656)	1,383
Prepaid drilling costs	(5,002)	(11,988)
Asset retirement obligations	(522)	(1,594)
Total cash capital expenditures	$1,344,278	$1,085,490

We currently expect to spend approximately $1.4 billion to $1.5 billion in 2026 on our development and exploration projects primarily focused on the continued development of our Haynesville/Bossier shale properties including the exploration and development of our Western Haynesville acreage. We also expect to spend $100 million to $150 million in our Western Haynesville midstream partnership. Under our 2026 operating plan, we currently expect to drill 66 operated horizontal wells (59.7 net) and to turn 72 operated wells (63.1 net) to sales in 2026.

Liquidity and Capital Resources

As of December 31, 2025, we had $260.0 million outstanding under a bank credit facility. Aggregate commitments under the credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of our assets and those of our restricted subsidiaries and bear interest at our option, at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5% on the unused portion of the committed borrowing base. The bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem our senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of December 31, 2025.

As of December 31, 2025, we had $1.3 billion of liquidity, comprised of $1.2 billion of unused borrowing capacity under our bank credit facility and $23.9 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and exploration activities, acquisitions, payments of contractual obligations, and debt service.

We expect to fund our future development and exploration activities with future operating cash flow or borrowings under our bank credit facility. The timing of most of our capital expenditures is mostly discretionary. We have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We expect to fund future acquisitions, depending on the size and timing, with future operating cash flow, borrowings under our bank credit facility, or other debt or equity financings, to the extent available. The availability and attractiveness of debt or equity financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

COMSTOCK RESOURCES, INC.

Our contractual obligations consist primarily of principal and interest payments on our senior notes and bank credit facility, natural gas transportation and gathering contracts and other operating lease obligations. Interest payments under our senior notes and bank credit facility are $182.6 million for 2026, $180.6 million for 2027, $166.3 million for 2028, $75.0 million for 2029 and $2.4 million for 2030. Our natural gas transportation and gathering contracts extend to 2031 and commitments under these contracts are $85.4 million for 2026, $84.2 million for 2027, $79.3 million for 2028, $67.6 million for 2029, $27.7 million for 2030 and $58.9 million for commitments thereafter.

Federal and State Taxation

On December 31, 2025, we had $1.4 billion in U.S. federal net operating loss carryforwards, $1.8 billion in certain state net operating loss carryforwards, $17.7 million of U.S. federal research and development tax credits and $11.0 million of certain state research and development tax credits. As a result of a change of control in August 2018, our ability to use U.S. federal net operating losses ("NOLs") to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carry-forward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. Currently, we are under examination with the United States Internal Revenue Service and the state of Louisiana and we believe that our significant filing positions are highly certain and that all of our other significant income tax filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on our consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. We have benefited from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation, which are included in our income tax provision for the year ending December 31, 2025.

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

COMSTOCK RESOURCES, INC.

Impairment of natural gas and oil properties. We evaluate our proved properties for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset's carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property's proved and risk adjusted probable natural gas and oil reserves estimates at the end of the period. The estimated future cash flows that we use in our assessment of the need for an impairment are based on a corporate forecast which considers forecasts from multiple independent price forecasts. Prices are not escalated to levels that exceed observed historical market prices. Costs are also assumed to escalate at a rate that is based on our historical experience, currently estimated at 2% per annum. The natural gas and oil prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of the average first day of the month historical price for the year. Unproved properties are evaluated for impairment based upon the results of drilling, planned future drilling and the terms of our natural gas and oil leases. During 2025, we recognized impairment charges of $29.1 million to reduce the capitalized costs of our proved and unproved natural gas and oil properties in the Eagle Ford shale to their fair value. It is reasonably possible that our estimates of undiscounted future net cash flows attributable to our natural gas and oil properties may change in the future. The primary factors that may affect estimates of future cash flows include future adjustments, both positive and negative, to proved and appropriate risk-adjusted probable natural gas and oil reserves, results of future drilling activities, future prices for natural gas and oil, and increases or decreases in production and capital costs. As a result of these changes, there may be further impairments in the carrying values of our proved and unproved natural gas and oil properties in the future.

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

As of December 31, 2025, we had natural gas price swap agreements to hedge approximately 116.8 Bcf of our 2026 production at an average price of $3.51 per MMBtu. We have also entered into natural gas collars to hedge approximately 167.9 Bcf of natural gas with an average floor price of $3.50 per MMBtu and an average ceiling price of $4.35 per MMBtu. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on December 31, 2025 would decrease the fair value of our natural gas swaps and collars by approximately $70.4 million. A decrease of 10% in the market price of natural gas on December 31, 2025 would increase the fair value of our natural gas price swaps and collars by approximately $70.0 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Since December 31, 2025, we entered into natural gas collar contracts to hedge an additional 58.4 Bcf of 2027 natural gas production at an average ceiling price of $4.37 per MMBtu and an average floor price of $3.50 per MMBtu.

Interest Rates

At December 31, 2025, we had approximately $2.8 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.6 billion of our long-term debt bear interest at a fixed rate of 6.75%. The fair market value of the senior notes due 2030 and senior notes due 2029 as of December 31, 2025 were $931.2 million and $1.6 billion, respectively, based on the market price of approximately 97% and 99% of the face amount of such debt. At December 31, 2025, we had $260.0 million of outstanding borrowings under our bank credit facility, which is subject to variable rates of interest that are tied to adjusted SOFR or an alternate base rate, at our option. Any increase in these interest rates would have an adverse impact to our results of operations and cash flow.

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

We performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. The evaluation was performed with the participation of senior management of each business segment and key corporate functions, and under the supervision of the Chief Executive Officer and Chief Financial Officer.

Based on our evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting. We are responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, we conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of December 31, 2025, we assessed the effectiveness of the Company's internal control over financial reporting based on the COSO criteria, and based on that assessment we determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, follows below.

COMSTOCK RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Comstock Resources, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Comstock Resources, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

February 19, 2026

COMSTOCK RESOURCES, INC.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to "Business – Directors and Executive Officers" in this Form 10-K and to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025.

Code of Ethics. We have adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and Senior Financial Officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.comstockresources.com. Both of these documents are also available, without charge, to any stockholder upon request to: Comstock Resources, Inc., Attn: Investor Relations, 5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034, (972) 668-8800. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2026 annual meeting, which will be filed with the SEC within 120 days of December 31, 2025, for additional information regarding our corporate governance policies.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Number of securities authorized for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by stockholders	3,207,832	9,451,616

(1)
Represents performance share unit awards that would be issuable based upon achievement of the maximum awards under the terms of the performance share unit awards.

We do not have any equity compensation plans that were not approved by stockholders.

Further information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the SEC within 120 days after December 31, 2025.

COMSTOCK RESOURCES, INC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements:

1.	The following consolidated financial statements and notes of Comstock Resources, Inc. are included on Pages F-1 to F-25 under Item 83 Financial Statements and Supplementary Data of this Annual report:
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
	Consolidated Statements of Operations For the Years Ended December 31, 2025, 2024 and 2023	F-4
	Consolidated Statements of Stockholders' Equity	F-5
	Consolidated Statements of Cash Flows For the Years Ended December 31, 2025, 2024 and 2023	F-6
	Notes to Consolidated Financial Statements	F-7
2.	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(b)
Exhibits:

The exhibits to this Annual Report required to be filed pursuant to Item 15(c) are listed below.

Exhibit No.	Description
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

19.1	Insider Trading section of our Code of Business Conduct and Ethics (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024).
19.2

Insider Trading sections of our Policy on Compliance with Federal Securities Laws for our Directors and Officers (incorporated by reference to Exhibit 19.2 to our Annual Report on Form 10-K for the year ended December 31, 2024).

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

99.1*	Audit Letter of Netherland, Sewell & Associates, Inc. on Proved Reserves as of December 31, 2025.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

COMSTOCK RESOURCES, INC.
	By:	/s/ M. JAY ALLISON
M. Jay Allison Chief Executive Officer
Date: February 19, 2026		(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON	Chief Executive Officer and	February 19, 2026
M. Jay Allison	Chairman of the Board of Directors (Principal Executive Officer)
/s/ ROLAND O. BURNS	President, Chief Financial Officer,	February 19, 2026
Roland O. Burns	Secretary and Director (Principal Financial and Accounting Officer)
/s/ ELIZABETH B. DAVIS	Director	February 19, 2026
Elizabeth B. Davis
/s/ MORRIS E. FOSTER	Director	February 19, 2026
Morris E. Foster
/s/ JIM L. TURNER	Director	February 19, 2026
Jim L. Turner

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Comstock Resources, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Comstock Resources, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.

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

Depreciation, Depletion and Amortization of Proved Natural Gas and Oil Properties

Description of the Matter

At December 31, 2025, the net book value of the Company's proved natural gas and oil properties was $5,445 million, and depreciation, depletion and amortization expense ("DD&A") was $641 million for the year then ended. As described in Note 1 to the consolidated financial statements, the Company follows the successful efforts method of accounting for its natural gas and oil properties. Under this method, the capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves, as estimated by the Company's engineers. Proved natural gas and oil reserve estimates are impacted by various inputs, including historical production, natural gas and oil price assumptions, and future operating and capital cost assumptions, among others, and requires the expertise of the Company's engineers in evaluating and interpreting the relevant data. Because of the complexity involved in estimating natural gas and oil reserves, management used independent petroleum engineers to audit the estimates prepared by the Company's engineers as of December 31, 2025.

Auditing the impact of proved natural gas and oil reserves on DD&A is especially complex because of the use of the work of the Company's engineers and the independent petroleum engineers and the evaluation of management's determination of the inputs described above used by the engineers in estimating proved natural gas and oil reserves.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimates of proved natural gas and oil reserve volumes. The work of management's specialists was used in performing the procedures to evaluate the reasonableness of the proved natural gas and oil reserve volumes. As a basis for using this work, the specialists' qualifications were understood and the Corporation's relationship with the specialists was assessed. The procedures performed also included i) evaluating the methods and assumptions used by the specialists, ii) testing the completeness and accuracy of the data used by the specialists related to historical production volumes, iii) evaluating the specialists' findings related to estimated future production volumes by comparing the estimate to relevant historical and current period information, iv) for proved undeveloped reserves, we evaluated management's development plan for compliance with SEC requirements, as applicable.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 2003.

Dallas, Texas

February 19, 2026

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2025	2024
ASSETS	(In thousands)
Cash and cash equivalents	$23,930	$6,799
Accounts receivable:
Natural gas and oil sales and gas services	203,549	145,398
Joint interest operations	35,400	23,956
From affiliates	3,596	5,492
Derivative financial instruments	19,206	4,865
Other current assets	75,257	97,524
Total current assets	360,938	284,034
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	8,984,969	8,054,250
Unproved	391,065	424,648
Other	386,656	150,023
Accumulated depreciation, depletion and amortization	(3,547,196)	(2,940,532)
Net property and equipment	6,215,494	5,688,389
Goodwill	335,897	335,897
Operating lease right-of-use assets	94,733	73,777
	$7,007,062	$6,382,097
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$501,695	$421,814
Accrued expenses	153,248	146,173
Operating leases	46,937	35,927
Derivative financial instruments	27,636	8,940
Total current liabilities	729,516	612,854
Long-term debt	2,809,066	2,952,090
Deferred income taxes	437,098	345,116
Derivative financial instruments	—	66,757
Long-term operating leases	47,692	37,740
Reserve for future abandonment costs	20,787	33,996
Total liabilities	4,044,159	4,048,553
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,054,806 and 292,260,645 shares issued and outstanding at December 31, 2025 and 2024, respectively	146,527	146,130
Additional paid-in capital	1,376,053	1,366,274
Accumulated earnings	1,124,230	728,619
Total stockholders' equity attributable to Comstock	2,646,810	2,241,023
Noncontrolling interest	316,093	92,521
Total stockholders' equity	2,962,903	2,333,544
	$7,007,062	$6,382,097

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$1,425,857	$1,043,886	$1,259,450
Oil sales	2,292	3,597	5,161
Total natural gas and oil sales	1,428,149	1,047,483	1,264,611
Gas services	500,202	206,097	300,498
Gain on sale of assets	291,938	875	125
Total revenues and other operating income	2,220,289	1,254,455	1,565,234
Operating expenses:
Production and ad valorem taxes	40,453	57,437	91,803
Gathering and transportation	166,108	194,890	184,906
Lease operating	122,662	130,504	132,203
Depreciation, depletion and amortization	641,163	795,397	607,908
Gas services	516,224	205,407	282,050
General and administrative, net	48,685	39,435	37,992
Impairment of natural gas and oil properties	29,071	—	—
Exploration	10,071	—	1,775
Total operating expenses	1,574,437	1,423,070	1,338,637
Operating income (loss)	645,852	(168,615)	226,597
Other income (expenses):
Gain from derivative financial instruments	82,537	10,196	187,639
Other income	3,144	1,211	1,771
Interest expense	(222,797)	(210,621)	(169,018)
Total other income (expenses)	(137,116)	(199,214)	20,392
Income (loss) before income taxes	508,736	(367,829)	246,989
(Provision for) benefit from income taxes	(88,533)	149,075	(35,095)
Net income (loss)	420,203	(218,754)	211,894
Net income attributable to noncontrolling interest	(24,592)	(10,897)	(777)
Net income (loss) available to Comstock	$395,611	$(229,651)	$211,117
Net income (loss) per share — basic	$1.43	$(0.76)	$0.76
Net income (loss) per share — diluted	$1.43	$(0.76)	$0.76
Weighted average shares outstanding:
Basic	290,779	287,010	276,806
Diluted	294,131	287,010	276,806
Dividends per share	$—	$—	$0.500

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Noncontrolling Interest	Total
	(In thousands)
Balance at December 31, 2022	277,517	$138,759	$1,253,417	$886,138	$—	$2,278,314
Stock-based compensation	1,103	550	9,317	—	—	9,867
Income tax withholdings on equity awards	(190)	(95)	(1,804)	—	—	(1,899)
Net income	—	—	—	211,117	777	211,894
Payment of common stock dividends	—	—	—	(138,985)	—	(138,985)
Contributions from noncontrolling interest	—	—	—	—	24,000	24,000
Balance at December 31, 2023	278,430	139,214	1,260,930	958,270	24,777	2,383,191
Stock-based compensation	1,622	812	14,449	—	—	15,261
Income tax withholdings on equity awards	(291)	(146)	(3,227)	—	—	(3,373)
Issuance of common stock	12,500	6,250	94,200	—	—	100,450
Stock issuance costs	—	—	(78)	—	—	(78)
Net income (loss)	—	—	—	(229,651)	10,897	(218,754)
Contributions from noncontrolling interest	—	—	—	—	60,500	60,500
Distributions to noncontrolling interest	—	—	—	—	(3,653)	(3,653)
Balance at December 31, 2024	292,261	146,130	1,366,274	728,619	92,521	2,333,544
Stock-based compensation	1,255	628	20,594	—	—	21,222
Income tax withholdings on equity awards	(461)	(231)	(10,779)	—	—	(11,010)
Stock issuance costs	—	—	(36)	—	—	(36)
Net income	—	—	—	395,611	24,592	420,203
Contributions from noncontrolling interest	—	—	—	—	215,500	215,500
Distributions to noncontrolling interest	—	—	—	—	(16,520)	(16,520)
Balance at December 31, 2025	293,055	$146,527	$1,376,053	$1,124,230	$316,093	$2,962,903

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$420,203	$(218,754)	$211,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	91,982	(124,919)	44,301
Impairment of natural gas and oil properties	29,071	—	—
Gain on sale of assets	(291,938)	(875)	(125)
Depreciation, depletion and amortization	641,163	795,397	607,908
Gain on derivative financial instruments	(82,537)	(10,196)	(187,639)
Cash settlements of derivative financial instruments	20,135	207,803	80,328
Amortization of debt discount, premium and issuance costs	11,976	11,476	7,964
Stock-based compensation	21,222	15,261	9,867
(Increase) decrease in accounts receivable	(60,496)	56,584	278,697
(Increase) decrease in other current assets	17,518	(22,893)	745
Increase (decrease) in accounts payable and accrued expenses	81,308	(88,547)	(37,094)
Net cash provided by operating activities	899,607	620,337	1,016,846
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,349,280)	(1,097,478)	(1,425,086)
Prepaid drilling costs	5,002	11,988	(34,010)
Proceeds from sales of assets	428,868	1,214	41,295
Net cash used for investing activities	(915,410)	(1,084,276)	(1,417,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facility	750,000	645,000	820,000
Repayments on bank credit facility	(905,000)	(710,000)	(340,000)
Issuance of Senior Notes	—	372,000	—
Issuance of common stock	—	100,450	—
Debt and stock issuance costs	(36)	(6,855)	(144)
Income tax withholdings on equity awards	(11,010)	(3,373)	(1,899)
Common stock dividends paid	—	—	(138,985)
Contributions from noncontrolling interest	215,500	60,500	24,000
Distributions to noncontrolling interest	(16,520)	(3,653)	—
Net cash provided by financing activities	32,934	454,069	362,972
Net increase (decrease) in cash and cash equivalents	17,131	(9,870)	(37,983)
Cash and cash equivalents, beginning of the year	6,799	16,669	54,652
Cash and cash equivalents, end of the year	$23,930	$6,799	$16,669

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

Comstock has the power to direct the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock include $363.9 million of other property and equipment as of December 31, 2025. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portion of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

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

Concentration of Credit Risk, Accounts Receivable and Credit Losses

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, accounts receivable and derivative financial instruments. The Company places its cash with high credit quality financial institutions and its derivative financial instruments with financial institutions and other firms that management believes have high credit ratings. Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. The Company's policy is to assess the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Assets

Other current assets at December 31, 2025 and 2024 consist of the following:

	As of December 31,
	2025	2024
	(In thousands)
Prepaid drilling costs	$53,134	$58,136
Other receivables	9,929	4,140
Production tax refunds receivable	5,827	4,074
Income tax receivable	3,024	28,813
Prepaid expenses	2,968	2,361
Other	375	—
	$75,257	$97,524

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

The following presents the carrying amounts and the fair values of the Company's financial instruments as of December 31, 2025 and 2024:

	As of December 31,
	2025		2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:	(In thousands)
Commodity-based derivatives (1)	$19,206	$19,206	$4,865	$4,865
Liabilities:
Commodity-based derivatives (1)	27,636	27,636	75,697	75,697
Bank credit facility (2)	260,000	260,000	415,000	415,000
6.75% senior notes due 2029 (3)	1,607,880	1,603,582	1,603,679	1,581,283
5.875% senior notes due 2030 (3)	965,000	931,225	965,000	899,863

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using a market approach using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of our floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of December 31, 2025 and 2024, respectively, a Level 1 measurement.

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

Exploratory well costs are initially capitalized as proved property in the consolidated balance sheets but charged to exploration expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. The changes in capitalized exploratory well costs are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning capitalized exploratory project costs	$68,223	$96,233
Additions to exploratory well costs pending the determination of proved reserves	490,429	354,557
Determined to have found proved reserves	(348,525)	(382,567)
Ending capitalized exploratory well costs	$210,127	$68,223

As of December 31, 2025 and 2024, the Company had no exploratory wells for which costs have been capitalized greater than one year.

The estimated future costs of dismantlement, restoration, plugging and abandonment of natural gas and oil properties and related facilities disposal are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Exploration expense includes geological and geophysical expenses and delay rentals related to exploratory natural gas and oil properties, costs of unsuccessful exploratory drilling and impairments of unproved properties. As of December 31, 2025 and 2024, the unproved properties primarily relate to future drilling locations that were not included in proved undeveloped reserves. Most of these future drilling locations are located on acreage where the reservoir is known to be productive but have been excluded from proved reserves due to uncertainty on whether the wells would be drilled within the next five years as required by SEC rules in order to be included in proved reserves. The costs of unproved properties are transferred to proved natural gas and oil properties when they are either drilled or they are reflected in proved undeveloped reserves and amortized on an equivalent unit-of-production basis. Costs associated with unevaluated exploratory acreage are periodically assessed for impairment on a property by property basis, and any impairment in value is included in exploration expense. Exploratory drilling costs are initially capitalized as proved property but charged to expense if and when the well is determined not to have found commercial proved natural gas and oil reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company assesses the need for an impairment of the costs capitalized for its proved natural gas and oil properties when events or changes in circumstances, such as a significant drop in commodity prices, indicate that the Company may not be able to recover its capitalized costs. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. The Company determines the fair values of its natural gas and oil properties using a discounted cash flow model and proved and risk-adjusted probable reserves. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for natural gas and oil prices, future natural gas and oil production, production costs, capital expenditures, and the total proved and risk-adjusted probable natural gas and oil reserves expected to be recovered. Management's natural gas and oil price outlook is developed based on multiple third-party longer-term price forecasts as of each measurement date. The expected future net cash flows are discounted using an appropriate discount rate in determining a property's fair value. The natural gas and oil prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of an average price based on the first day of each month of the preceding year. Unproved properties are evaluated for impairment based upon the results of drilling, planned future drilling and the terms of the natural gas and oil leases. In the fourth quarter of 2025, the Company measured the fair value of its Eagle Ford shale proved property using Level 3 unobservable inputs at $1.2 million and as a result, the Company recognized an impairment charge of $7.8 million. Comstock also recognized an impairment charge to its Eagle Ford shale unproved property of $21.3 million. This

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charge primarily resulted from diminished activity in the area on its leasehold acreage by operators, low oil prices and the Company's capital allocation strategy, which prioritizes higher-return projects in the Haynesville and Bossier shales.

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

Other property and equipment consists primarily of pipelines and natural gas treating plants ("midstream assets"), computer equipment, furniture and fixtures, office buildings and an airplane which are depreciated over estimated useful lives ranging from three to 50 years on a straight-line basis. The following table presents the balances of other property and equipment and accumulated depreciation as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Midstream assets	$363,855	$140,263
Accumulated depreciation	(4,914)	(1,976)
Net midstream assets	358,941	138,287

Other property and equipment	22,801	9,760
Accumulated depreciation	(1,982)	(3,063)
Net other property and equipment	20,819	6,697

Total	$379,760	$144,984

The Company also assesses the need for an impairment of its midstream assets when events or changes in circumstances, such as a significant decline in natural gas volumes gathered and processed, indicate that the Company may not be able to recover its capitalized costs. If impairment is indicated based on undiscounted expected future cash flows attributable to the pipelines and natural gas treating plants, then impairment is recognized to the extent the capitalized costs of the pipelines and natural gas treating plants exceed their estimated fair value. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included in the cash flow model include management's outlook for future natural gas gathering and processing volumes, operation costs and capital expenditures and the expected future net cash flows are discounted at an appropriate rate to determine fair value.

Goodwill

The Company had goodwill of $335.9 million as of December 31, 2025 and 2024. Goodwill represents the excess of purchase price over fair value of net tangible and identifiable intangible assets in a business combination.

The Company is required to conduct an annual review of goodwill for impairment and performs the assessment of goodwill on October 1st of each year. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. The Company performed its assessment of goodwill as of October 1, 2025 and determined there was no indication of impairment.

Leases

The Company had right-of-use lease assets of $94.7 million and $73.8 million as of December 31, 2025 and 2024, respectively, related to its corporate office lease, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts, including the effects of early termination provisions. The Company determines if contracts contain a lease at inception of the contract. Since most of the Company's lease contracts do not provide an implicit discount rate, the Company uses its incremental borrowing rate at the commencement date of the lease. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets represent the Company's right to use an underlying asset for the lease term and the related lease liabilities represent its obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however,

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development operations. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company's hydraulic fracturing fleet contracts are on terms of less than one year and include rights of substitution. As of December 31, 2025, the Company had four drilling rig lease contracts with a three-year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contracts at any time without default by the lessor. The Company's other drilling rig contracts are presently either for periods of one year or less, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The costs associated with drilling and completion operations are accounted for under the successful efforts method, which generally require that these costs be capitalized as part of our proved natural gas and oil properties on our balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense. For drilling rig leases, the Company has elected the practical expedient to not separate lease components from non-lease components in the determination of their lease asset and liability values.

Lease costs recognized during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating lease cost included in general and administrative expense	$1,700	$1,686	$1,768
Operating lease cost included in lease operating expense	2,326	2,208	2,060
Operating lease cost included in proved natural gas and oil properties	48,321	34,644	56,755
Variable lease cost (drilling and completion costs included in proved natural gas and oil properties)	8,221	2,555	28,406
Short-term lease cost (drilling costs included in proved natural gas and oil properties)	31,160	26,276	89,163
	$91,728	$67,369	$178,152

Cash payments for operating leases associated with right-of-use assets included in cash provided by operating activities were $4.0 million, $3.9 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Cash payments for operating leases associated with right-of-use assets included in cash used for investing activities were $87.7 million, $63.5 million and $174.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025 and 2024, the operating leases had a weighted average remaining term of 2.4 years and 2.0 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 6.8% and 7.3%, respectively.

As of December 31, 2025, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
2026	$51,848
2027	29,113
2028	14,470
2029	7,430
Total lease payments	102,861
Imputed interest	(8,232)
Total lease liability	$94,629

Accrued Expenses

Accrued expenses at December 31, 2025 and 2024 consist of the following:

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2025	2024
	(In thousands)
Accrued interest payable	$64,042	$64,041
Accrued drilling costs	36,148	34,493
Accrued transportation costs	28,304	28,031
Accrued employee compensation	14,926	14,076
Accrued income and other taxes	4,000	1,350
Accrued lease operating expenses	3,744	2,630
Other	2,084	1,552
	$153,248	$146,173

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

The following table summarizes the changes in the Company's total estimated liability:

	Year Ended December 31,
	2025	2024
	(In thousands)
Reserve for future abandonment costs at beginning of the year	$33,996	$30,773
New wells placed on production	193	136
Changes in estimates and timing	484	1,497
Liabilities settled	(155)	(40)
Divestitures	(15,471)	(157)
Accretion expense	1,740	1,787
Reserve for future abandonment costs at end of the year	$20,787	$33,996

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Major Purchasers

In 2025, the Company had three major purchasers of its natural gas production that accounted for 18%, 11% and 10% of its total natural gas and oil sales. In 2024, the Company had two major purchasers of its natural gas production that accounted for 21% and 12% of its total natural gas and oil sales. In 2023, the Company had three major purchasers of its natural gas production that accounted for 20%, 17% and 10% of its total natural gas and oil sales. The loss of any of these purchasers would not have a material adverse effect on the Company as there is an available market for its natural gas and oil production from other purchasers.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its natural gas and oil revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil, on behalf of royalty owners and working interest owners. Natural gas and oil sales revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at December 31, 2025 or 2024.

The Company has recognized accounts receivable of $203.5 million and $145.4 million as of December 31, 2025 and 2024, respectively, from customers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses are reported net of reimbursements of overhead costs that are received from working interest owners of the natural gas and oil properties operated by the Company of $30.5 million, $30.7 million and $29.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At December 31, 2025 and 2024, 1,957,381 and 2,091,087 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's shareholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Unvested restricted stock	2,145	2,187	1,248

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

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per unit amounts)
Weighted average PSUs	1,479	1,272	662
Weighted average grant date fair value per unit	$19.46	$13.21	$15.92

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and diluted income (loss) per share were determined as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Net income (loss)	$420,203	$(218,754)	$211,894
Income allocable to unvested restricted stock	(3,077)	—	(327)
Basic net income (loss)	$417,126	$(218,754)	$211,567
Income allocable to unvested restricted stock	3,077	—	—
Diluted net income (loss)	$420,203	$(218,754)	$211,567

Basic weighted average shares outstanding	290,779	287,010	276,806
Effect of dilutive securities:
PSUs	2,170	—	—
Restricted stock	1,182	—	—
Diluted weighted average shares outstanding	294,131	287,010	276,806

Basic income (loss) per share	$1.43	$(0.76)	$0.76
Diluted income (loss) per share	$1.43	$(0.76)	$0.76

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash payments made for interest and income taxes and other non-cash investing and financing activities were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash payments for:
Interest	$210,820	$190,016	$161,009
Income tax payments (refunds):
Federal	$(31,000)	$—	$24,700
State (1)	$—	$37	$5,083
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$1,655	$(1,383)	$(18,562)
Liabilities assumed in exchange for right-of-use lease assets	$67,179	$34,668	$195,402

(1)
State tax payments were made in Texas and Louisiana.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures". ASU 2023-09 requires additional disclosures around effective tax rates and cash income taxes paid and is effective for public entities for annual periods beginning after December 15, 2024. ASU 2023-09 was implemented retrospectively in this 2025 Annual Report. See (9) Income Taxes for the impact on the Company's disclosures.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Acquisitions and Dispositions of Natural Gas and Oil Properties

Acquisitions

During 2025, 2024 and 2023, the Company spent $54.7 million, $106.4 million and $98.6 million on its leasing program to acquire 17,856, 265,290 and 79,741 net acres, respectively, of undeveloped acreage in the Western Haynesville area through direct leasing or through acquisitions of undeveloped rights from third-party operators.

Dispositions

On December 2, 2025, the Company sold its interest in its Shelby Trough assets in East Texas for net proceeds of $417.2 million. The assets sold included 163 (74.8 net) producing wells and 36,000 net leasehold acres in Nacogdoches, San Augustine and Sabine counties in Texas. The Company realized a $292.3 million pre-tax gain on the sale of the unproved property. The producing wells and associated proved undeveloped reserves were valued at $120.5 million and recorded as a retirement of the Company's proved property. The Company's reserve for future abandonment costs was reduced by $1.7 million as a result of the divestiture.

On September 2, 2025, the Company sold its interest in its Cotton Valley assets in East Texas and North Louisiana for net proceeds of $15.2 million. The assets sold included the Company's interest in 883 (770.9 net) producing wells and 46 (27.3 net) inactive wells. The Company incurred a $1.5 million pre-tax loss on the divestiture and the Company's reserve for future abandonment costs was reduced by $13.8 million.

The Company sold its interests in certain non-operated natural gas and oil properties for $1.2 million and $41.3 million in 2024 and 2023, respectively.

(3)
Natural Gas and Oil Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of natural gas and oil properties and costs incurred by the Company for its natural gas and oil property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2025	2024
	(In thousands)
Proved properties:
Leasehold costs	$3,194,699	$3,244,996
Wells and related equipment and facilities	5,790,270	4,809,254
Accumulated depreciation depletion and amortization	(3,540,300)	(2,935,493)
	5,444,669	5,118,757
Unproved properties	391,065	424,648
	$5,835,734	$5,543,405

Costs Incurred

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Property acquisitions:
Unproved property	$54,670	$106,386	$98,553
Exploration and development:
Developmental leasehold costs	14,562	13,461	27,905
Exploratory drilling and completion costs	490,429	354,557	244,129
Development drilling and completion costs	517,375	503,550	974,664
Other development costs	32,493	30,500	25,130
Asset retirement obligations	444	1,594	(19)
Total capital expenditures	$1,109,973	$1,010,048	$1,370,362

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)
Long-term Debt

Long-term debt is comprised of the following:

	As of December 31,
	2025	2024
	(In thousands)
Bank Credit Facility	$260,000	$415,000
6.75% Senior Notes due 2029:
Principal	1,623,880	1,623,880
Discount, net of amortization	(16,000)	(20,201)
5.875% Senior Notes due 2030:
Principal	965,000	965,000
Debt issuance costs, net of amortization	(23,814)	(31,589)
	$2,809,066	$2,952,090

The discount and premium on the 6.75% senior notes due 2029 are being amortized over its life using the effective interest rate method. Debt issuance costs are amortized over the lives of the bank credit facility and senior notes on a straight-line basis which approximates the amortization that would be calculated using an effective interest rate method.

The following table summarizes Comstock's principal amount of debt as of December 31, 2025 by year of maturity:

	2026	2027	2028	2029	2030	Total
	(In thousands)
Bank Credit Facility	$—	$260,000	$—	$—	$—	$260,000
6.75% Senior Notes due 2029	—	—	—	1,623,880	—	1,623,880
5.875% Senior Notes due 2030	—	—	—	—	965,000	965,000
	$—	$260,000	$—	$1,623,880	$965,000	$2,848,880

As of December 31, 2025, the Company had $260.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base, which is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its restricted subsidiaries and bear interest at the Company's option, at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the unused portion of the committed borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The weighted average interest rate on borrowings under the bank credit facility were 6.76% and 7.32% during the years ended December 31, 2025 and 2024, respectively. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of December 31, 2025.

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)
Commitments and Contingencies

The Company has drilling rig contracts with terms ranging from less than one year to three years. The service contracts with terms less than one year are generally for terms ranging from 30 to 45 days. The Company has four drilling rigs under contract with initial terms of three years that were put into service in 2023, 2024 and 2025. These four rigs qualify as operating leases and their corresponding lease obligation is reflected on the Company's balance sheet as of December 31, 2025. In 2025, the Company took delivery of one additional drilling rig with a one-year term, which has a remaining commitment of $3.2 million.

The Company has natural gas transportation and gathering contracts which extend to 2035. Commitments under these contracts are $85.4 million for 2026, $84.2 million for 2027, $79.3 million for 2028, $67.6 million for 2029, $27.7 million for 2030 and $58.9 million for 2031 through 2035. During the years ended December 31, 2025, 2024 and 2023, expenditures under these contracts totaled $86.3 million, $92.8 million and $96.5 million, respectively.

From time to time, the Company is involved in certain litigation that arise in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at December 31, 2025 or 2024.

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

(7)
Stock-based Compensation

The Company grants restricted shares of common stock and PSUs to key employees and directors as part of their compensation. Grants are made pursuant to the Company's 2019 Long-term Incentive Plan (the "2019 Plan"), which was approved by the Company's shareholders on May 31, 2019. Future authorized equity awards available under the 2019 Plan as of December 31, 2025 were 9,451,616 shares of common stock.

Stock-based compensation expense is included in general and administrative expenses. During the years ended December 31, 2025, 2024 and 2023 the Company had $21.2 million, $15.3 million and $9.9 million, respectively, in stock-based compensation expense.

Restricted Stock

The fair value of restricted stock grants is amortized over the vesting period, generally one year to three years, using the straight-line method. The fair value of each restricted share on the date of grant is equal to the market price of a share of the Company's stock.

A summary of restricted stock activity is presented below:

	Number of Restricted Shares	Weighted Average Grant Price
Outstanding at January 1, 2025	2,091,087	$9.25
Granted	840,783	$18.18
Vested	(962,854)	$10.53
Forfeitures	(11,635)	$12.25
Outstanding at December 31, 2025	1,957,381	$12.44

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Fair value of vested restricted stock	$22,126	$7,536	$4,241
Grant date weighted average fair value	$18.18	$7.78	$9.80
Compensation expense recognized for restricted stock grants	$12,507	$9,884	$6,519
Unrecognized compensation expense related to unvested shares	$15,389
Expected recognition period	1.7 years

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

Significant assumptions used to value PSUs included:

	Year Ended December 31,
	2025	2024	2023
Risk free interest rate	3.9%	4.4%	4.2%
Range of implied volatility:
Minimum	29%	33%	38%
Maximum	55%	58%	68%

A summary of PSU activity is presented below:

	Number of PSUs	Weighted Average Grant Price
Outstanding at January 1, 2025	1,290,755	$13.21
Granted	529,670	$36.77
Earned	(216,509)	$24.50
Outstanding at December 31, 2025	1,603,916	$19.46

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per unit data)
Number of PSUs granted	530	706	391
Grant date fair value	$19,476	$6,837	$4,906
Grant date fair value per unit	$36.77	$9.69	$13.64
Compensation expense recognized for PSUs	$8,716	$5,375	$3,348
Unrecognized compensation expense related to unvested shares	$19,105
Expected recognition period	2.0 years

The fair value of PSUs is amortized over the vesting period of three years, using the straight-line method. The final number of shares of common stock issued may vary depending upon the performance multiplier and can result in the issuance of zero to 3,207,832 shares of common stock based on the achieved performance ranges from zero to two hundred percent.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)
Retirement Plan

The Company has a 401(k) profit sharing plan which covers all of its employees. At its discretion, Comstock may match the employees' contributions to the plan. Matching contributions to the plan were approximately $2.2 million, $2.1 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(9)
Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.

The following is an analysis of the consolidated income tax provision (benefit):

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Current - Federal	$(3,449)	$(24,200)	$(4,570)
Current - State	—	44	(4,636)
Deferred - Federal	94,461	(88,001)	52,520
Deferred - State	(2,479)	(36,918)	(8,219)
	$88,533	$(149,075)	$35,095

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

The tax effects of significant temporary differences representing the net deferred tax liabilities were as follows:

	As of December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Interest expense limitation	$209,968	$207,053
Net operating loss carryforwards	212,344	79,628
Research and development and other tax credits	28,688	17,411
Asset retirement obligation	7,654	6,991
Unrealized hedging losses	1,956	16,701
Other	7,209	4,731
	467,819	332,515
Valuation allowance on deferred tax assets	(52,693)	(53,687)
Deferred tax assets	415,126	278,828
Deferred tax liabilities:
Property and equipment	(850,365)	(621,561)
Other	(1,859)	(2,383)
Deferred tax liabilities	(852,224)	(623,944)
Net deferred tax liability	$(437,098)	$(345,116)

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the customary rate of 21.0% and the effective tax rate on income (losses) is due to the following:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Tax at statutory rate	$106,834	$(77,244)	$51,868
Tax effect of:
Tax credits:
Research and development	(10,334)	(32,414)	—
Other income tax credits	(3,024)	(1,586)	—
Valuation allowance on deferred tax assets	—	(779)	(968)
State income taxes, net of federal benefit (1)	(2,479)	(36,884)	(11,881)
Other	(2,464)	(168)	(3,924)
Total	$88,533	$(149,075)	$35,095

	Year Ended December 31,
	2025	2024	2023
Tax at statutory rate	21.0%	21.0%	21.0%
Tax effect of:
Tax credits:
Research and development	(2.0)	8.8	—
Other income tax credits	(0.6)	0.4	—
Valuation allowance on deferred tax assets	—	0.2	(0.4)
State income taxes, net of federal benefit (1)	(0.5)	10.0	(4.8)
Other	(0.5)	0.1	(1.6)
Effective tax rate	17.4%	40.5%	14.2%

(1)
State taxes in Texas and Louisiana contributed to the tax effect of this category.

At December 31, 2025, Comstock had the following carryforwards available to reduce future income taxes:

Types of Carryforward	Years of Expiration Carryforward	Amount
		(In thousands)
Net operating loss – U.S. federal	2026-2037	$740,631
Net operating loss – U.S. federal	Unlimited	$634,990
Net operating loss – State	Unlimited	$1,807,981
Interest expense – U.S. federal	Unlimited	$818,854
Interest expense – State	Unlimited	$874,763
Research and development tax credits – U.S. federal	2045-2046	$17,653
Research and development tax credits – State	2043-2046	$11,035

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

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination, with the Company's 2022 and 2023 federal income tax returns currently under examination with the United States Internal Revenue Service. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. The Company is also currently under examination with the state of Louisiana. In both the federal and state examinations, the Company believes that its significant filing positions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

In July 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into United States federal law. The Company is benefiting from certain provisions contained in the OBBBA, including increased interest expense deductions and bonus depreciation and has included these benefits in its income tax provision for the year ended December 31, 2025.

(10)
Derivative Financial Instruments and Hedging Activities

Comstock generally uses commodity price swaps, basis swaps and collars to hedge natural gas prices to manage price risk. Swaps are settled monthly based on differences between the prices specified in the instruments and the settlement prices of futures contracts. Generally, when the applicable settlement price is less than the price specified in the contract, Comstock receives a settlement from the counterparty based on the difference multiplied by the volume or amounts hedged. Similarly, when the applicable settlement price exceeds the price specified in the contract, Comstock pays the counterparty based on the difference. Comstock generally receives a settlement from the counterparty for floors when the applicable settlement price is less than the price specified in the contract, which is based on the difference multiplied by the volumes hedged. For collars, generally Comstock receives a settlement from the counterparty when the settlement price is below the floor and pays a settlement to the counterparty when the settlement price exceeds the cap. No settlement occurs when the settlement price falls between the floor and cap.

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

The Company had the following outstanding natural gas price derivative financial instruments at December 31, 2025:

Future Production Period Ending December 31, 2026
Natural Gas Price Swap Contracts:
Volume (MMBtu)	116,800,000
Average Price per MMBtu	$3.51
Natural Gas Price Collar Contracts:
Volume (MMBtu)	167,900,000
Price per MMBtu:
Average Ceiling	$4.35
Average Floor	$3.50

Subsequent to December 31, 2025, the Company entered into natural gas collar contracts to hedge an additional 58.4 Bcf of 2027 natural gas production at an average ceiling price of $4.37 per MMBtu and an average floor price of $3.50 per MMBtu.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate fair value of the Company's derivative financial instruments is presented on a gross basis in the accompanying consolidated balance sheets. The classification of derivative financial instruments between assets and liabilities consists of the following:

		As of December 31,
Type	Consolidated Balance Sheet Location	2025	2024
		(in thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$19,206	$4,865

Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$27,636	$8,940
Natural gas price derivatives	Derivative Financial Instruments – long-term	$—	$66,757

The Company recognizes cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses). Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Year Ended December 31,
Gain/(Loss) Recognized in Earnings on Derivatives	2025	2024	2023
	(In thousands)
Natural gas price derivatives	$82,537	$10,196	$187,639

(11)
Related Party Transactions

The Company operates natural gas and oil properties held by partnerships owned by its majority stockholder. Comstock charges the partnership for the costs incurred to drill, complete and produce the wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $1.1 million, $1.1 million and $1.3 million in 2025, 2024 and 2023, respectively, for operating and marketing services provided to the partnership. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $3.6 million and $5.5 million receivable from the partnerships at December 31, 2025 and 2024, respectively.

(12)
Subsequent Event

In January 2026, PGS entered into an agreement with Quantum under which PGS agreed to redeem all of the outstanding Class B Units of PGS in exchange for cash consideration of $440 million plus any accrued but unpaid distributions. The redemption is expected to be completed in the first half of 2026.

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)
Natural Gas and Oil Reserves Information (Unaudited)

Set forth below is a summary of the Company's proved natural gas and oil reserves:

	Year Ended December 31,
	2025		2024		2023
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)
Proved Reserves:
Beginning of period	331	3,762,098	548	4,940,226	549	6,697,570
Revisions of previous estimates	(8)	(29,753)	(49)	(1,180,157)	(47)	(1,803,628)
Extensions and discoveries	—	3,737,848	—	531,258	116	570,751
Sales of minerals in place	(88)	(15,870)	(118)	(1,681)	—	—
Production	(37)	(450,202)	(50)	(527,548)	(70)	(524,467)
End of period	198	7,004,121	331	3,762,098	548	4,940,226
Proved Developed Reserves:
Beginning of period	331	2,731,812	548	2,734,175	480	2,531,462
End of period	198	2,840,638	331	2,731,812	548	2,734,175
Proved Undeveloped Reserves:
Beginning of period	—	1,030,286	—	2,206,051	69	4,166,108
End of period	—	4,163,483	—	1,030,286	—	2,206,051

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

Extensions and discoveries. Extensions and discoveries for 2025, 2024 and 2023 were primarily comprised of proved reserve additions attributable to the wells drilled in the current year that were not classified as proved undeveloped in prior years and additional proved undeveloped locations that are planned to be drilled in the Company's current development plan that were not included in the prior year's reserve estimates. 2025 extensions and discoveries include proved undeveloped reserves that were excluded in 2024 and 2023 due to low natural gas prices.

Sales of minerals in place. During 2025, the Company sold certain natural gas and oil properties for $432.4 million. During 2024, the Company sold its interest in certain non-operated wells for $1.2 million.

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves:

	As of December 31,
	2025	2024	2023
	(In thousands)
Cash Flows Relating to Proved Reserves:
Future Cash Flows	$21,515,086	$6,959,475	$11,829,623
Future Costs:
Production	(5,544,264)	(2,760,616)	(4,019,901)
Development and Abandonment	(4,797,691)	(1,014,446)	(2,285,853)
Future Income Taxes	(1,347,093)	(22,990)	(341,677)
Future Net Cash Flows	9,826,038	3,161,423	5,182,192
10% Discount Factor	(5,958,964)	(1,563,229)	(2,807,562)
Standardized Measure of Discounted Future Net Cash Flows	$3,867,074	$1,598,194	$2,374,630

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves:

COMSTOCK RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Standardized Measure, Beginning of Year	$1,598,194	$2,374,630	$12,609,636
Net change in sales price, net of production costs	1,833,985	(1,478,758)	(14,069,134)
Development costs incurred during the year which were previously estimated	438,081	452,533	1,004,650
Revisions of quantity estimates	(45,201)	(693,905)	(1,583,876)
Accretion of discount	160,277	250,170	1,551,704
Changes in future development and abandonment costs	(456,583)	764,629	1,095,844
Changes in timing and other	176,754	94,058	(374,087)
Extensions and discoveries	1,853,922	380,544	215,249
Sales of minerals in place	(1,747)	(3,542)	—
Sales, net of production costs	(1,098,926)	(664,653)	(855,699)
Net changes in income taxes	(591,682)	122,488	2,780,343
Standardized Measure, End of Year	$3,867,074	$1,598,194	$2,374,630

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

	Year Ended December 31,
	2025	2024	2023
Crude Oil: $/barrel	$61.98	$71.07	$72.63
Natural Gas: $/Mcf	$3.07	$1.84	$2.39

Proved reserve information utilized in the preparation of the financial statements were based on estimates prepared by the Company's petroleum engineering staff in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under existing economic and operating conditions with no provision for price and cost escalation except by contractual agreement. All of the Company's reserves are located onshore in the continental United States of America. The Company retained an independent petroleum consultant to conduct an audit of the Company's 2025 reserve estimates. The purpose of this audit was to provide additional assurance on the reasonableness of internally prepared reserve estimates. The engineering firm was selected for their geographic expertise and their historical experience.

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