Form 10-Q
period 2026-03-31
COMSTOCK RESOURCES INC
filed 2026-05-06
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of May 5, 2026 was 293,695,832.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2026

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$14,785	$23,930
Accounts receivable:
Natural gas and oil sales and gas services	126,390	203,549
Joint interest operations	40,375	35,400
From affiliates	2,286	3,596
Derivative financial instruments	50,178	19,206
Other current assets	56,050	75,257
Total current assets	290,064	360,938
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	9,333,762	8,984,969
Unproved	404,623	391,065
Other	441,408	386,656
Accumulated depreciation, depletion and amortization	(3,688,228)	(3,547,196)
Net property and equipment	6,491,565	6,215,494
Goodwill	335,897	335,897
Derivative financial instruments	39,058	—
Operating lease right-of-use assets	83,112	94,733
	$7,239,696	$7,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$552,967	$501,695
Accrued costs	100,810	153,248
Operating leases	43,263	46,937
Derivative financial instruments	14,882	27,636
Total current liabilities	711,922	729,516
Long-term debt	2,947,607	2,809,066
Deferred income taxes	449,088	437,098
Long-term operating leases	39,538	47,692
Reserve for future abandonment costs	21,125	20,787
Total liabilities	4,169,280	4,044,159
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,695,832 and 293,054,806 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	146,848	146,527
Additional paid-in capital	1,378,963	1,376,053
Accumulated earnings	1,231,680	1,124,230
Total stockholders' equity attributable to the Company	2,757,491	2,646,810
Noncontrolling interest	312,925	316,093
Total stockholders' equity	3,070,416	2,962,903
	$7,239,696	$7,007,062

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$418,275	$412,286
Oil sales	758	702
Total natural gas and oil sales	419,033	412,988
Gas services	166,501	99,866
Gain on sale of assets	1,820	—
Total revenues and other operating income	587,354	512,854
Operating expenses:
Production and ad valorem taxes	10,425	11,179
Gathering and transportation	41,804	42,617
Lease operating	28,281	35,000
Exploration	9,343	2,150
Depreciation, depletion and amortization	141,532	167,891
Gas services	162,856	116,769
General and administrative	18,222	11,080
Total operating expenses	412,463	386,686
Operating income	174,891	126,168
Other income (expenses):
Gain (loss) from derivative financial instruments	2,396	(330,339)
Other income	263	339
Interest expense	(53,061)	(54,837)
Total other expenses	(50,402)	(384,837)
Income (loss) before income taxes	124,489	(258,669)
(Provision for) benefit from income taxes	(11,990)	143,276
Net income (loss)	112,499	(115,393)
Net income attributable to noncontrolling interest	(5,049)	(5,885)
Net income (loss) available to the Company	$107,450	$(121,278)

Net income (loss) per share:
Basic	$0.38	$(0.40)
Diluted	$0.38	$(0.40)
Weighted average shares outstanding:
Basic	291,317	290,303
Diluted	291,317	290,303

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184

Balance at January 1, 2026	293,055	$146,527	$1,376,053	$1,124,230	$316,093	$2,962,903
Stock-based compensation	641	321	2,910	—	—	3,231
Net income	—	—	—	107,450	5,049	112,499
Distributions to noncontrolling interest	—	—	—	—	(8,217)	(8,217)
Balance at March 31, 2026	293,696	$146,848	$1,378,963	$1,231,680	$312,925	$3,070,416

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$112,499	$(115,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	11,990	(143,276)
Gain on sale of assets	(1,820)	—
Depreciation, depletion and amortization	141,532	167,891
(Gain) loss on derivative financial instruments	(2,396)	330,339
Cash settlements of derivative financial instruments	(80,388)	(7,959)
Amortization of debt discount and issuance costs	3,037	2,944
Stock-based compensation	7,444	4,442
(Increase) decrease in accounts receivable	73,494	(33,660)
Decrease in other current assets	9,199	559
Decrease in accounts payable and accrued expenses	(2,626)	(31,141)
Net cash provided by operating activities	271,965	174,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(415,812)	(297,992)
Prepaid drilling costs	10,864	(269)
Proceeds from sales of assets	1,820	—
Net cash used for investing activities	(403,128)	(298,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facilities	387,000	205,000
Repayments of bank credit facilities	(250,000)	(110,000)
Debt and stock issuance costs	(2,552)	—
Income tax withholdings on equity awards	(4,213)	(2,690)
Contributions from noncontrolling interest	—	59,500
Distributions to noncontrolling interest	(8,217)	(2,219)
Net cash provided by financing activities	122,018	149,591
Net increase (decrease) in cash and cash equivalents	(9,145)	26,076
Cash and cash equivalents, beginning of period	23,930	6,799
Cash and cash equivalents, end of period	$14,785	$32,875

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of March 31, 2026, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the period through March 31, 2026 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity formed by the Company and an affiliate of Quantum Capital Solutions, Cactus Midstream (II), LLC ("Cactus"). PGS provides gathering and treating services for natural gas production in the Company's Western Haynesville area. Comstock directs the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS. Accordingly, Comstock is considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements. PGS assets that cannot be used by Comstock for general corporate purposes include $412.5 million and $358.9 million of net other property and equipment as of March 31, 2026 and December 31, 2025, respectively. Liabilities for which creditors do not have recourse to Comstock's assets include $47 million of borrowings under PGS's bank credit facility. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity. In January 2026, PGS entered into an agreement with Cactus under which PGS agreed to redeem all of the outstanding Class B Units of PGS in exchange for cash consideration of $440 million plus any accrued but unpaid distributions. The redemption is expected to be completed during the second quarter of 2026.

Other Current Assets

Other current assets at March 31, 2026 and December 31, 2025 consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)
Prepaid drilling costs	$42,270	$53,134
Prepaid expenses	3,685	2,968
Production tax refunds receivable	3,526	5,827
Other receivables	3,462	9,929
Income tax receivable	3,024	3,024
Other	83	375
	$56,050	$75,257

COMSTOCK RESOURCES, INC.

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

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning capitalized exploratory well costs	$210,127	$68,223
Additions to exploratory well costs pending the determination of proved reserves	174,775	100,107
Determined to have found proved reserves	(152,512)	—
Ending capitalized exploratory well costs	$232,390	$168,330

As of March 31, 2026 and December 31, 2025, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

COMSTOCK RESOURCES, INC.

The following table presents the balance of other property and equipment and accumulated depreciation as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Midstream assets	$418,547	$363,855
Accumulated depreciation	(6,044)	(4,914)
Net midstream assets	412,503	358,941

Other property and equipment	22,861	22,801
Accumulated depreciation	(2,359)	(1,982)
Net other property and equipment	20,502	20,819

Total	$433,005	$379,760

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

Goodwill

The Company had goodwill of $335.9 million as of March 31, 2026 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $83.1 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent the Company's obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

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

COMSTOCK RESOURCES, INC.

Lease costs recognized during the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost included in general and administrative expense	$419	$424
Operating lease cost included in lease operating expense	605	517
Operating lease cost included in natural gas and oil properties	12,147	11,300
Variable lease cost (drilling rig costs included in natural gas and oil properties)	12,299	1,721
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	12,148	5,388
	$37,618	$19,350

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $36.6 million and $18.4 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the operating leases had a weighted-average term of 2.2 years and 2.4 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 6.8% and 6.8%, respectively. As of March 31, 2026, the Company also had expected future payments for short term leased drilling services of $6.1 million.

As of March 31, 2026, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
April 1 to December 31, 2026	$38,273
2027	29,238
2028	14,540
2029	7,440
2030	—
Total lease payments	89,491
Imputed interest	(6,690)
Total lease liability	$82,801

Accrued Costs

Accrued costs at March 31, 2026 and December 31, 2025 consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(In thousands)

Accrued drilling costs	$37,401	$36,148
Accrued transportation costs	25,433	28,304
Accrued interest payable	22,094	64,042
Accrued ad valorem and other taxes	6,740	4,000
Accrued lease operating expenses	3,907	3,744
Accrued employee compensation	2,939	14,926
Other	2,296	2,084
	$100,810	$153,248

COMSTOCK RESOURCES, INC.

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Reserve for future abandonment costs at beginning of period	$20,787	$33,996
New wells and facilities placed on production	38	18
Accretion expense	300	493
Reserve for future abandonment costs at end of period	$21,125	$34,507

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

The Company had the following natural gas price derivative financial instruments at March 31, 2026:

	Future Production Period
	Nine Months Ending December 31, 2026	Year Ending December 31, 2027	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	88,000,000	—	88,000,000
Average Price per MMBtu	$3.51	$—	$3.51
Natural Gas Price Collar Contracts:
Volume (MMBtu)	126,500,000	146,000,000	272,500,000
Average Price per MMBtu:
Average Ceiling	$4.35	$4.44	$4.40
Average Floor	$3.50	$3.50	$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	March 31, 2026	December 31, 2025
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$50,178	$19,206
Natural gas price derivatives	Derivative Financial Instruments – long-term	$39,058	$—
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$14,882	$27,636

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

COMSTOCK RESOURCES, INC.

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended March 31,
Gain (loss) on Derivatives Recognized in Earnings	2026	2025
	(In thousands)
Natural gas price derivatives	$2,396	$(330,339)
	$2,396	$(330,339)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $7.4 million and $4.4 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended March 31, 2026 and 2025, respectively.

In January 2026, the Company granted 894,373 shares of restricted stock to its directors and employees, which were valued at $22.47 per share. As of March 31, 2026, Comstock had 2,146,303 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $16.90 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $31.2 million as of March 31, 2026 is expected to be recognized over a period of 2.3 years.

In January 2026, the Company granted 596,623 PSUs to its executive officers, which were valued at $27.85 per unit. As of March 31, 2026, Comstock had 2,200,539 PSUs outstanding with a weighted average grant date fair value of $21.74 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 4,401,078 shares of common stock. Total unrecognized compensation cost related to these grants of $32.1 million as of March 31, 2026 is expected to be recognized over a period of 2.3 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at March 31, 2026 or December 31, 2025.

The Company recognized accounts receivable of $126.4 million and $203.5 million as of March 31, 2026 and December 31, 2025, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the three months ended March 31, 2026 and 2025.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Deferred - Federal	$18,824	$(65,930)
Deferred - State	(6,834)	(77,346)
	$11,990	$(143,276)

COMSTOCK RESOURCES, INC.

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended March 31,
	2026	2025
Tax at statutory rate	21.0%	21.0%
Tax effect of:
Research and development and other income tax credits	(4.5)	—
State income taxes, net of federal benefit	(3.5)	27.9
Valuation allowance on deferred tax assets	(3.4)	2.0
Noncontrolling interest	(1.4)	11.1
Nondeductible stock-based compensation	1.4	(6.6)
Effective tax rate	9.6%	55.4%

For the three months ended March 31, 2026, the effective rate differed from the statutory rate due primarily to the impact of federal research and development credits, release of federal valuation allowance and state income taxes resulting from state tax credits. For the three months ended March 31, 2025, the effective tax rate differed from the statutory rate due to the impact of state income taxes and noncontrolling interest. The Company's federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination, with the Company's 2022 and 2023 federal income tax returns currently under examination with the United States Internal Revenue Service. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. The Company believes that its filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

COMSTOCK RESOURCES, INC.

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$89,236	$89,236	$19,206	$19,206
Liabilities:
Commodity-based derivatives (1)	$14,882	$14,882	$27,636	$27,636
Bank credit facilities (2)	$397,000	$397,000	$260,000	$260,000
6.75% senior notes due 2029 (3)	$1,608,974	$1,593,932	$1,607,880	$1,603,582
5.875% senior notes due 2030 (3)	$965,000	$926,400	$965,000	$931,225

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of the Company's floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of March 31, 2026 and December 31, 2025, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At March 31, 2026 and December 31, 2025, 2,146,303 and 1,957,381 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Unvested restricted stock	2,247	2,319

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per unit amounts)
Weighted average PSUs	2,028	1,291
Weighted average grant date fair value per unit	$21.74	$13.21

COMSTOCK RESOURCES, INC.

Basic and diluted loss per share for the three months ended March 31, 2026 and 2025 were determined as follows:

	Three Months Ended March 31,
	2026			2025
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In thousands, except per share amounts)
Net income (loss) attributable to common stock	$112,499			$(115,393)
Income allocable to unvested restricted stock	(861)			—
Basic income (loss) attributable to common stock	$111,638	291,317	$0.38	$(115,393)	290,303	$(0.40)
Diluted income (loss) attributable to common stock	$111,638	291,317	$0.38	$(115,393)	290,303	$(0.40)

None of the Company's participating securities participate in losses and as such are excluded from the computation of basic earnings per share during periods of net losses.

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the three months ended March 31, 2026 and 2025, respectively, were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash payments for:
Interest payments	$91,972	$93,887
Non-cash investing activities include:
Increase in accrued capital expenditures	$1,253	$10,202
Liabilities assumed in exchange for right-of-use lease assets	$67	$34,603

Recent Accounting Pronouncements

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

(2) LONG-TERM DEBT

At March 31, 2026, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(14,906)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facilities:
Comstock Principal	350,000
PGS Principal	47,000
Debt issuance costs, net of amortization	(23,367)
$2,947,607

COMSTOCK RESOURCES, INC.

Comstock Bank Credit Facility

As of March 31, 2026, Comstock had $350.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries, except for PGS, and bear interest at the Company's option, at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of March 31, 2026.

PGS Bank Credit Facility

As of March 31, 2026, PGS had $47.0 million outstanding under a bank credit facility. Aggregate commitments under the bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the bank credit facility bear interest at PGS's option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the consolidated net leverage ratio. This bank credit facility contains financial covenants that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0.

(3) COMMITMENTS AND CONTINGENCIES

In October 2025, the Company entered into an agreement for one new drilling rig, with a pad to pad contract term. Comstock took delivery of this rig in January 2026. Remaining commitments for drilling rigs on pad to pad agreements total $6.1 million as of March 31, 2026.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2026 or 2025.

(4) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $239 thousand and $339 thousand for the three months ended March 31, 2026 and 2025, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $2.3 million and $3.6 million receivable from the partnerships at March 31, 2026 and December 31, 2025, respectively.

COMSTOCK RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). All statements other than statements of historic facts contained, or incorporated by reference, in this report, may be forward-looking statements. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. Such forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described herein. Although the we believe the expectations in such statements to be reasonable, there can be no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report as well as with the Risk Factors contained in our Annual Report.

Results of Operations

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	97,855	115,029
Oil (MBbls)	11	10
Natural gas equivalent (MMcfe)	97,919	115,091
Revenues:
Natural gas sales	$418,275	$412,286
Oil sales	758	702
Total natural gas and oil sales	$419,033	$412,988
Expenses:
Production and ad valorem taxes	$10,425	$11,179
Gathering and transportation	$41,804	$42,617
Lease operating	$28,281	$35,000
Exploration	$9,343	$2,150
Average Sales Price:
Natural gas (per Mcf)	$4.27	$3.58
Oil (per Bbl)	$68.91	$70.20
Average equivalent (Mcfe)	$4.28	$3.59
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.10	$0.10
Gathering and transportation	$0.43	$0.37
Lease operating	$0.29	$0.30
Gas Services:
Gas services revenue	$166,501	$99,866
Gas services expense	$162,856	$116,769

Revenues –

Natural gas and oil sales of $419.0 million for the three months ended March 31, 2026 increased by $6.0 million (1%) as compared to $413.0 million for the first quarter of 2025. The increase was due to higher natural gas prices realized in the first quarter of 2026 as compared to the same period in 2025. The average realized price for our natural gas was $4.27 per thousand cubic feet ("Mcf"), which increased 19% from the average realized natural gas price in the first quarter of 2025. Our natural gas production for the first quarter of 2026 decreased 15% to 97.9 billion cubic feet ("Bcf") (1.1 Bcf per day). Natural gas production for the first quarter of 2025 was 115.0 Bcf (1.3 Bcf per day) and was sold at an average price of $3.58 per Mcf.

COMSTOCK RESOURCES, INC.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended March 31,
	2026	2025
Average Realized Natural Gas Price:
Natural gas, per Mcf	$4.27	$3.58
Cash settlements on derivative financial instruments, per Mcf	(0.82)	(0.06)
Price per Mcf, including cash settlements on derivative financial instruments	$3.45	$3.52

Gas service revenues of $166.5 million increased $66.6 million (67%) for the first quarter of 2026 from $99.9 million in the first quarter of 2025. The increases were primarily due to higher natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

We reported a gain on sale of assets of $1.8 million for the first quarter of 2026, which was primarily due to post-closing adjustments related to the divestiture of our Shelby Trough properties in East Texas during the fourth quarter of 2025.

Costs and Expenses –

Our production and ad valorem taxes decreased $0.8 million (7%) to $10.4 million for the first quarter of 2026 from $11.2 million in the first quarter of 2025. The decrease was primarily due to lower production in the first quarter of 2026.

Gathering and transportation costs for the first quarter of 2026 decreased $0.8 million (2%) to $41.8 million as compared to $42.6 million in the first quarter of 2025. The decrease was due primarily to lower production.

Our lease operating expense of $28.3 million ($0.29 per Mcfe) for the first quarter of 2026 decreased $6.7 million (19%) as compared to our lease operating expense of $35.0 million ($0.30 per Mcfe) for the first quarter of 2025. The decrease was due to lower production in the first three months of 2026.

Gas service expenses of $162.9 million increased $46.1 million (39%) for the first quarter of 2026 from $116.8 million in the first quarter of 2025. The increase was primarily due to higher natural gas prices related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") decreased $26.4 million to $141.5 million in the first quarter of 2026 from $167.9 million in the first quarter of 2025 due to lower natural gas production in the first quarter of 2026. Our DD&A per equivalent Mcf produced was $1.45 per Mcfe for the quarter ended March 31, 2026 which was comparable to $1.46 for the quarter ended March 31, 2025.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $18.2 million for the first quarter of 2026 as compared to $11.1 million in the first quarter of 2025. The increase was primarily due to higher employee compensation, including stock-based compensation, which increased to $7.4 million in the first quarter of 2026 as compared to $4.4 million in the first quarter of 2025.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended March 31, 2026, we had net gains related to our derivative financial instruments of $2.4 million, as compared to net losses on derivative financial instruments of $330.3 million during the quarter ended March 31, 2025, resulting from the decline in future natural gas prices since December 31, 2025. Realized net losses from our price risk management program were $80.4 million for the quarter ended March 31, 2026 as compared to realized net losses of $8.0 million for the quarter ended March 31, 2025.

Interest expense was $53.1 million and $54.8 million for the quarters ended March 31, 2026 and 2025, respectively. The decrease in interest expense was due primarily to decreased borrowings on our bank credit facility.

Exploration expense was $9.3 million for the first quarter of 2026 as compared to $2.2 million for the first quarter of 2025, which was related to the acquisition of seismic data in our Western Haynesville area.

COMSTOCK RESOURCES, INC.

Income taxes for the quarters ended March 31, 2026 and 2025 were a provision of $12.0 million and a benefit of $143.3 million, respectively. Income taxes for the quarters ended March 31, 2026 and 2025 reflect an effective tax rate of 9.6% and 55.4%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to research and development and other tax credits, release of valuation allowance on deferred tax assets, state income taxes, changes in certain nondeductible items and the income attributable to noncontrolling interest.

We reported net income of $112.5 million, or $0.38 per share for the quarter ended March 31, 2026. Income from operations for the first quarter of 2026 was $174.9 million as compared to income from operations of $126.2 million for the first quarter of 2025. We reported a net loss of $115.4 million or $0.40 per share for the quarter ended March 31, 2025.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$271,965	$174,746
Borrowings on bank credit facilities, net of repayments	137,000	95,000
Contributions from noncontrolling interest	—	59,500
Proceeds from asset sales	1,820	—
Total	$410,785	$329,246
Uses of cash and cash equivalents:
Capital expenditures	$404,948	$298,261
Distributions to noncontrolling interest	8,217	2,219
Income tax withholdings on equity awards	4,213	2,690
Debt and stock issuance costs	2,552	—
Total	$419,930	$303,170

Cash flows from operating activities. Net cash provided by our operating activities increased $97.2 million (56%) to $272.0 million in the first three months of 2026 from $174.7 million in the same period in 2025. The increase was due primarily to higher natural gas prices.

Contributions from noncontrolling interest. During the first three months of 2025, our noncontrolling interest partner contributed $59.5 million to our midstream partnership to fund the build-out of our Western Haynesville midstream system.

COMSTOCK RESOURCES, INC.

Capital expenditures. Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Acquisitions:
Unproved property	$19,040	$9,684
Exploration and development:
Development leasehold costs	3,368	3,556
Exploratory drilling and completion costs	174,775	100,107
Development drilling and completion costs	158,559	145,578
Other development costs	6,570	515
Asset retirement obligations	38	18
Total exploration and development	362,350	259,458
Other property and equipment	54,752	48,754
Total capital expenditures	$417,102	$308,212
Change in accrued capital expenditures and other	(1,252)	(10,202)
Prepaid drilling costs	(10,864)	269
Change in asset retirement obligations	(38)	(18)
Total cash capital expenditures	$404,948	$298,261

We drilled 17 (15.3 net) wells and completed 13 (11.7 net) Haynesville and Bossier shale operated wells during the first three months of 2026. We currently expect to spend an additional $1.1 billion to $1.2 billion in the remaining nine months of 2026 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of March 31, 2026, we had $1.27 billion of liquidity, comprised of $1.15 billion of unused borrowing capacity under our bank credit facilities and $14.8 million of cash and cash equivalents on hand. $103 million of unused borrowing capacity under our PGS bank credit facility is restricted to PGS midstream activities. Our short and long-term capital requirements consist primarily of funding our development, exploration and midstream activities, acquisitions, payments of contractual obligations and debt service.

We expect to fund our future development and exploration activities with future operating cash flow and borrowings under our bank credit facilities. The timing of most of our future capital expenditures is discretionary because of our limited number of material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We believe that our cash provided by operations and borrowings available under our bank credit facilities will be sufficient to satisfy our foreseeable liquidity needs and capital expenditure requirements for at least the next twelve months. If our plans or assumptions change or our assumptions prove to be inaccurate, we may be required to seek additional capital, including debt or equity financing. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on acceptable terms.

We do not have a specific acquisition budget for the remainder of 2026 because the timing and size of acquisitions are unpredictable. We intend to use our cash flows from operations, borrowings under our bank credit facilities, or other debt or equity financing to the extent available, to finance such acquisitions. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to our financial condition and performance and some of which will be beyond our control, such as prevailing interest rates, natural gas and oil prices and other market conditions. Lack of access to the debt or equity markets due to general economic conditions could impede our ability to complete acquisitions.

As of March 31, 2026, we had $350.0 million outstanding under the Comstock bank credit facility. Aggregate commitments under this bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the Comstock bank credit facility are secured by substantially all of our assets and those of our subsidiaries, except for PGS, and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. Comstock's bank credit facility places certain restrictions upon our and our subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance

COMSTOCK RESOURCES, INC.

of a leverage ratio of less than 3.5 to 1.0, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of March 31, 2026.

As of March 31, 2026, PGS had $47.0 million outstanding under a bank credit facility. Aggregate commitments under the PGS bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the PGS bank credit facility bear interest at our option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the PGS consolidated net leverage ratio. The PGS bank credit facility contains financial covenants that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0.

Federal and State Taxation

At March 31, 2026, we had $1.5 billion in U.S. federal net operating loss ("NOL") carryforwards and $1.9 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $720.7 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

Our federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. Currently, we are under examination with the United States Internal Revenue Service and believe that our significant filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, we have not established any significant reserves for uncertain tax positions.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities as of the date of the financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

In Part II, Item 7 of our 2025 Annual Report, we disclosed our critical accounting policies and estimates, which are made in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to those disclosed in the 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Natural Gas and Oil Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of natural gas and oil. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing natural gas and oil prices include the level of global demand for oil, the foreign supply of natural gas and oil, the effect of the wars in Iran and Ukraine, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future natural gas and oil prices with any degree of certainty. Sustained weakness in natural gas and oil prices may adversely affect our financial condition and results of operations and may also reduce the amount of natural gas and oil reserves that we can produce economically. Any reduction in our natural gas and oil reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in natural gas and oil prices can have a favorable impact on our financial condition, results of operations and capital resources.

COMSTOCK RESOURCES, INC.

As of March 31, 2026, we had natural gas price swaps to hedge approximately 88.0 Bcf of our 2026 natural gas production at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 126.5 Bcf of our 2026 natural gas production at an average ceiling price of $4.35 and an average floor price of $3.50 and 146.0 Bcf of our 2027 natural gas production at an average ceiling price of $4.44 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on March 31, 2026 would decrease the fair value of our natural gas price swaps and collars by approximately $83.5 million. A decrease of 10% in the market price of natural gas on March 31, 2026 would increase the fair value of our natural gas price swaps and collars by approximately $83.9 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At March 31, 2026, we had approximately $3.0 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of March 31, 2026, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $926.4 million and $1.59 billion, respectively, based on the market price of approximately 96% and 98%, respectively, of the face amount of such debt. At March 31, 2026, we had $397.0 million outstanding under our bank credit facilities, which are subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of its operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at March 31, 2026 or 2025.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

COMSTOCK RESOURCES, INC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 13, 2018).
3.2	Amendment to Second Amended and Restated Articles of Incorporation of the Company dated July 16, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 15, 2019).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 21, 2014).
3.4	First Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated August 17, 2018).
3.5	Amendment No. 2 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 15, 2019).
10.1*	Credit Agreement dated as of March 26, 2026, among Pinnacle Gas Services LLC, Wells Fargo National Association as Administrative Agent and the lenders party thereto from time to time.
31.1*	Section 302 Certification of the Chief Executive Officer.
31.2*	Section 302 Certification of the Chief Financial Officer.
32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________________

* Filed herewith.

† Furnished herewith.

COMSTOCK RESOURCES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMSTOCK RESOURCES, INC.

Date: May 6, 2026	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: May 6, 2026	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)