Form 10-Q
period 2026-06-30
COMSTOCK RESOURCES INC
filed 2026-07-30
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of July 29, 2026 was 293,620,548.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2026

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$45,008	$23,930
Accounts receivable:
Natural gas and oil sales and gas services	133,162	203,549
Joint interest operations	44,200	35,400
From affiliates	3,231	3,596
Derivative financial instruments	53,156	19,206
Other current assets	59,804	75,257
Total current assets	338,561	360,938
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	9,719,655	8,984,969
Unproved	414,610	391,065
Other	477,395	386,656
Accumulated depreciation, depletion and amortization	(3,855,346)	(3,547,196)
Net property and equipment	6,756,314	6,215,494
Goodwill	335,897	335,897
Derivative financial instruments	22,230	—
Operating lease right-of-use assets	71,684	94,733
	$7,524,686	$7,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$503,111	$501,695
Accrued costs	171,187	153,248
Operating leases	37,598	46,937
Derivative financial instruments	—	27,636
Total current liabilities	711,896	729,516
Long-term debt	3,098,770	2,809,066
Deferred income taxes	495,428	437,098
Long-term operating leases	33,570	47,692
Reserve for future abandonment costs	21,444	20,787
Total liabilities	4,361,108	4,044,159
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,620,548 and 293,054,806 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	146,810	146,527
Additional paid-in capital	1,191,881	1,376,053
Accumulated earnings	1,240,446	1,124,230
Total stockholders' equity attributable to the Company	2,579,137	2,646,810
Noncontrolling interest	584,441	316,093
Total stockholders' equity	3,163,578	2,962,903
	$7,524,686	$7,007,062

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$287,745	$339,225	$706,020	$751,511
Oil sales	476	741	1,234	1,443
Total natural gas and oil sales	288,221	339,966	707,254	752,954
Gas services	63,481	130,296	229,982	230,162
Gain on sale of assets	1,580	—	3,400	—
Total revenues and other operating income	353,282	470,262	940,636	983,116
Operating expenses:
Production and ad valorem taxes	7,196	10,555	17,621	21,734
Gathering and transportation	43,331	41,759	85,135	84,376
Lease operating	28,150	31,109	56,431	66,109
Exploration	4,427	—	13,770	2,150
Depreciation, depletion and amortization	167,432	158,379	308,964	326,270
Gas services	63,014	126,714	225,870	243,483
General and administrative	17,151	12,300	35,373	23,380
Total operating expenses	330,701	380,816	743,164	767,502
Operating income	22,581	89,446	197,472	215,614
Other income (expenses):
Gain (loss) from derivative financial instruments	44,365	235,847	46,761	(94,492)
Other income	259	2,100	522	2,439
Interest expense	(55,042)	(55,178)	(108,103)	(110,015)
Total other income (expenses)	(10,418)	182,769	(60,820)	(202,068)
Income before income taxes	12,163	272,215	136,652	13,546
(Provision for) benefit from income taxes	2,837	(141,487)	(9,153)	1,789
Net income	15,000	130,728	127,499	15,335
Net income attributable to noncontrolling interest	(6,234)	(5,886)	(11,283)	(11,771)
Net income available to the Company	$8,766	$124,842	$116,216	$3,564

Net income per share:
Basic	$0.03	$0.45	$0.40	$0.05
Diluted	$0.03	$0.44	$0.40	$0.05
Weighted average shares outstanding:
Basic	291,612	290,604	291,465	290,455
Diluted	291,612	294,247	291,465	294,026

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184
Stock-based compensation	150	75	(2,803)	—	—	(2,728)
Stock issuance costs	—	—	(36)	—	—	(36)
Net income	—	—	—	124,842	5,886	130,728
Contributions from noncontrolling interest	—	—	—	—	33,000	33,000
Distributions to noncontrolling interest	—	—	—	—	(3,281)	(3,281)
Balance at June 30, 2025	293,069	$146,535	$1,364,857	$732,183	$191,292	$2,434,867

Balance at January 1, 2026	293,055	$146,527	$1,376,053	$1,124,230	$316,093	$2,962,903
Stock-based compensation	641	321	2,910	—	—	3,231
Net income	—	—	—	107,450	5,049	112,499
Distributions to noncontrolling interest	—	—	—	—	(8,217)	(8,217)
Balance at March 31, 2026	293,696	$146,848	$1,378,963	$1,231,680	$312,925	$3,070,416
Stock-based compensation	(75)	(38)	7,096	—	—	7,058
Net income	—	—	—	8,766	6,234	15,000
Redemption of noncontrolling interest	—	—	(145,000)	—	(300,000)	(445,000)
Contributions from noncontrolling interest, net of transaction costs	—	—	—	—	581,654	581,654
Deferred tax effect of ownership change in noncontrolling interest	—	—	(49,178)	—	—	(49,178)
Distributions to noncontrolling interest	—	—	—	—	(16,372)	(16,372)
Balance at June 30, 2026	293,621	$146,810	$1,191,881	$1,240,446	$584,441	$3,163,578

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,499	$15,335
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,153	310
Gain on sale of assets	(3,400)	—
Depreciation, depletion and amortization	308,964	326,270
(Gain) loss on derivative financial instruments	(46,761)	94,492
Cash settlements of derivative financial instruments	(37,055)	(3,673)
Amortization of debt discount and issuance costs	6,200	5,919
Stock-based compensation	15,803	9,971
Decrease in accounts receivable	61,952	1,318
(Increase) decrease in other current assets	(2,949)	25,881
Increase in accounts payable and accrued expenses	2,764	46,487
Net cash provided by operating activities	442,170	522,310
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(847,738)	(642,327)
Prepaid drilling costs	18,191	3,060
Proceeds from sales of assets	18,400	—
Net cash used for investing activities	(811,147)	(639,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facilities	712,000	335,000
Repayments of bank credit facilities	(427,000)	(275,000)
Debt issuance costs	(1,496)	(36)
Income tax withholdings on equity awards	(5,514)	(10,947)
Redemption of noncontrolling interest	(445,000)	—
Contributions from noncontrolling interest	600,126	92,500
Distributions to noncontrolling interest	(24,589)	(5,500)
Noncontrolling interest transaction costs	(18,472)	—
Net cash provided by financing activities	390,055	136,017
Net increase in cash and cash equivalents	21,078	19,060
Cash and cash equivalents, beginning of period	23,930	6,799
Cash and cash equivalents, end of period	$45,008	$25,859

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of June 30, 2026, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to current period presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the period through June 30, 2026 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services ("PGS") is a joint venture entity that provides gathering and treating services for natural gas production in the Company's Western Haynesville area. PGS was formed by the Company and an affiliate of Quantum Capital Solutions, Cactus Midstream (II), LLC ("Cactus") in October 2023. On June 15, 2026, PGS redeemed Cactus' interest in PGS for $445 million. The redemption was funded by the issuance of 600,000 Class A-2 Units representing a 27% ownership interest in PGS for $600 million to Starville Evergreen Holdings, LLC ("Starville"), a fund managed by Sixth Street Partners. After certain return hurdles are achieved, Starville's ownership and share of distributable cash reduces to 19.5%. Starville's share of distributable cash is subject to a minimum annualized return and the Class A-2 Units are also entitled to certain exit provisions.

Comstock operates and manages PGS pursuant to a management services agreement and retains the authority to appoint a majority of the directors on the board of directors of PGS. Accordingly, PGS continues to qualify as a variable interest entity to Comstock. Since the Company continues to direct the activities that most significantly impact the performance of PGS and has the obligation to absorb losses or right to receive benefits that could potentially be significant to PGS, Comstock is still considered the primary beneficiary and consolidates the assets, liabilities and results of operations of PGS in the accompanying consolidated financial statements.

Because the Company retained its controlling interest in PGS before and after the redemption of Cactus' interest and issuance of Class A-2 Units, no gain or loss was recognized in the consolidated statements of operations. The carrying amount of the noncontrolling interest attributable to Cactus was retired with the redemption and the difference in the cash consideration paid to Cactus and the carrying value of the redeemed noncontrolling interest was recorded as an adjustment to additional paid-in capital attributable to Comstock. The related change in deferred income taxes to the change in Comstock's ownership of PGS's assets was also recorded to additional paid-in capital. Starville's ownership interest was recognized as noncontrolling interest in the consolidated balance sheet and transaction costs of $18.5 million directly attributable to the issuance of Class A-2 Units were recorded as an adjustment to noncontrolling interest.

PGS assets that cannot be used by Comstock for general corporate purposes include $31.7 million and $8.4 million of cash and $446.8 million and $358.9 million of net other property and equipment as of June 30, 2026 and December 31, 2025, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

COMSTOCK RESOURCES, INC.

Other Current Assets

Other current assets at June 30, 2026 and December 31, 2025 consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)
Prepaid drilling costs	$34,943	$53,134
Prepaid expenses	19,461	5,684
Income tax receivable	3,024	3,024
Production tax refunds receivable	2,307	5,827
Other	69	7,588
	$59,804	$75,257

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

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning capitalized exploratory well costs	$232,390	$168,330	$210,127	$68,223
Additions to exploratory well costs pending the determination of proved reserves	174,359	130,997	349,134	231,104
Determined to have found proved reserves	(137,198)	(147,354)	(289,710)	(147,354)
Ending capitalized exploratory well costs	$269,551	$151,973	$269,551	$151,973

As of June 30, 2026 and December 31, 2025, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

COMSTOCK RESOURCES, INC.

Other property and equipment consists primarily of pipelines and natural gas treating plants ("midstream assets"), computer equipment, furniture and fixtures, office buildings and an airplane which are depreciated over estimated useful lives ranging from three to 50 years on a straight-line basis.

The following table presents the balance of other property and equipment and accumulated depreciation as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Midstream assets	$454,482	$363,855
Accumulated depreciation	(7,708)	(4,914)
Net midstream assets	446,774	358,941

Other property and equipment	22,913	22,801
Accumulated depreciation	(2,737)	(1,982)
Net other property and equipment	20,176	20,819

Total	$466,950	$379,760

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

Goodwill

The Company had goodwill of $335.9 million as of June 30, 2026 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $71.7 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent the Company's obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

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

COMSTOCK RESOURCES, INC.

accounted for under the successful efforts method, which generally require that these costs be capitalized as part of the Company's proved natural gas and oil properties on its balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost included in general and administrative expense	$426	$426	$845	$851
Operating lease cost included in lease operating expense	574	527	1,179	1,043
Operating lease cost included in natural gas and oil properties	12,147	12,364	24,295	23,664
Variable lease cost (drilling rig costs included in natural gas and oil properties)	3,351	877	15,650	2,598
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	13,244	9,212	25,392	14,599
	$29,742	$23,406	$67,361	$42,755

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.0 million for both the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $28.7 million and $22.5 million for the three months ended June 30, 2026 and 2025, respectively, and $65.3 million and $40.9 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, the operating leases had a weighted-average term of 2.1 years and 2.4 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 6.7% and 6.8%, respectively. As of June 30, 2026, the Company also had expected future payments for short term leased drilling services of $15.9 million.

As of June 30, 2026, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
July 1 to December 31, 2026	$25,078
2027	29,338
2028	14,641
2029	7,488
2030	4
Total lease payments	76,549
Imputed interest	(5,381)
Total lease liability	$71,168

Accrued Costs

Accrued costs at June 30, 2026 and December 31, 2025 consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(In thousands)

Accrued interest payable	$63,404	$64,042
Accrued drilling costs	52,326	36,148
Accrued transportation costs	31,155	28,304
Accrued ad valorem and other taxes	12,600	4,000
Accrued employee compensation	5,877	14,926
Accrued lease operating expenses	2,891	3,744
Other	2,934	2,084
	$171,187	$153,248

COMSTOCK RESOURCES, INC.

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Reserve for future abandonment costs at beginning of period	$20,787	$33,996
New wells and facilities placed on production	83	51
Liabilities settled	(29)	(34)
Accretion expense	603	995
Reserve for future abandonment costs at end of period	$21,444	$35,008

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

The Company had the following natural gas price derivative financial instruments at June 30, 2026:

	Future Production Period
	Six Months Ending December 31, 2026	Year Ending December 31, 2027	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	58,880,000	—	58,880,000
Average Price per MMBtu	$3.51	$—	$3.51
Natural Gas Price Collar Contracts:
Volume (MMBtu)	84,640,000	146,000,000	230,640,000
Average Price per MMBtu:
Average Ceiling	$4.35	$4.44	$4.41
Average Floor	$3.50	$3.50	$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	June 30, 2026	December 31, 2025
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$53,156	$19,206
Natural gas price derivatives	Derivative Financial Instruments – long-term	$22,230	$—
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$27,636

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

COMSTOCK RESOURCES, INC.

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on Derivatives Recognized in Earnings	2026	2025	2026	2025
	(In thousands)
Natural gas price derivatives	$44,365	$235,847	$46,761	$(94,492)
	$44,365	$235,847	$46,761	$(94,492)

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $8.4 million and $5.5 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended June 30, 2026 and 2025, respectively, and $15.8 million and $10.0 million during the six months ended June 30, 2026 and 2025, respectively.

In January 2026, the Company granted 894,373 shares of restricted stock to its directors and employees, which were valued at $22.47 per share. In June 2026, the Company granted an additional 44,610 shares of restricted stock to its directors, which were valued at $13.45 per share. As of June 30, 2026, Comstock had 1,848,388 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $17.71 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $27.1 million as of June 30, 2026 is expected to be recognized over a period of 2.1 years.

In January 2026, the Company granted 596,623 PSUs to its executive officers, which were valued at $27.85 per unit. As of June 30, 2026, Comstock had 1,831,896 PSUs outstanding with a weighted average grant date fair value of $23.43 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 3,663,792 shares of common stock. Total unrecognized compensation cost related to these grants of $28.0 million as of June 30, 2026 is expected to be recognized over a period of 2.1 years.

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

COMSTOCK RESOURCES, INC.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at June 30, 2026 or December 31, 2025.

The Company recognized accounts receivable of $133.2 million and $203.5 million as of June 30, 2026 and December 31, 2025, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the six months ended June 30, 2026 and 2025.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Current - Federal	$—	$(1,710)	$—	$(1,710)
Current - State	—	36	—	36
Deferred - Federal	(742)	66,010	18,082	80
Deferred - State	(2,095)	77,151	(8,929)	(195)
	$(2,837)	$141,487	$9,153	$(1,789)

COMSTOCK RESOURCES, INC.

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Research and development and other income tax credits	(20.8)	(1.0)	(5.9)	(20.3)
State income taxes, net of federal benefit	(23.8)	28.4	(5.3)	(1.2)
Valuation allowance on deferred tax assets	—	—	(3.1)	0.8
Noncontrolling interest	(9.1)	10.4	(2.1)	(3.4)
Nondeductible stock-based compensation	9.3	(6.6)	2.1	(7.0)
Other	0.1	(0.2)	—	(3.1)
Effective tax rate	(23.3)%	52.0%	6.7%	(13.2)%

For the three and six months ended June 30, 2026, the effective rate differed from the statutory rate due primarily to the impact of federal research and development credits, release of federal valuation allowance and state income taxes resulting from state tax credits. The Company's federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination, with the Company's 2022 and 2023 federal income tax returns currently under examination with the United States Internal Revenue Service. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. The Company believes that its significant filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

COMSTOCK RESOURCES, INC.

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$75,386	$75,386	$19,206	$19,206
Liabilities:
Commodity-based derivatives (1)	$—	$—	$27,636	$27,636
Bank credit facilities (2)	$545,000	$545,000	$260,000	$260,000
6.75% senior notes due 2029 (3)	$1,610,099	$1,592,962	$1,607,880	$1,603,582
5.875% senior notes due 2030 (3)	$965,000	$904,688	$965,000	$931,225

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of the Company's floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of June 30, 2026 and December 31, 2025, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At June 30, 2026 and December 31, 2025, 1,848,388 and 1,957,381 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Unvested restricted stock	2,057	2,342	2,151	2,330

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per unit amounts)
Weighted average PSUs	2,099	1,411	2,064	1,351
Weighted average grant date fair value per unit	$23.43	$19.46	$23.43	$19.46

For the three and six months ended June 30, 2026, the weighted average shares of unvested restricted stock and PSUs were excluded from the computation of earnings per share because to include them would have been antidilutive to the calculation.

COMSTOCK RESOURCES, INC.

Basic and diluted income per share for the three months and six months ended June 30, 2026 and 2025 were determined as follows:

	Three Months Ended June 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income available to the Company	$8,766			$130,728
Income allocable to unvested restricted stock	(61)			(1,045)
Basic income available to the Company	$8,705	291,612	$0.03	$129,683	290,604	$0.45
Effect of Dilutive Securities:
Restricted stock	—	—		1,045	1,364
Performance stock units	—	—		—	2,279
Diluted income available to the Company	$8,705	291,612	$0.03	$130,728	294,247	$0.44

	Six Months Ended June 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income available to the Company	$116,216			$15,335
Income allocable to unvested restricted stock	(852)			(122)
Basic income available to the Company	$115,364	291,465	$0.40	$15,213	290,455	$0.05
Effect of Dilutive Securities:
Restricted stock	—	—		122	1,350
Performance stock units	—	—		—	2,221
Diluted income available to the Company	$115,364	291,465	$0.40	$15,335	294,026	$0.05

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the six months ended June 30, 2026 and 2025, respectively, were as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash payments for:
Interest payments	$102,541	$104,733
Income tax payments (refunds)	$—	$(31,000)
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$16,178	$(2,575)
Liabilities assumed in exchange for right-of-use lease assets	$453	$36,244

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

COMSTOCK RESOURCES, INC.

(2) LONG-TERM DEBT

At June 30, 2026, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(13,781)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facilities:
Comstock Principal	545,000
PGS Principal	—
Debt issuance costs, net of amortization	(21,329)
$3,098,770

Comstock Bank Credit Facility

As of June 30, 2026, Comstock had $545.0 million outstanding under its bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under the bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries, except for PGS, and bear interest at the Company's option, at either adjusted Secured Overnight Financing Rate ("SOFR") plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of June 30, 2026.

PGS Bank Credit Facility

As of June 30, 2026, PGS had no borrowings outstanding under its bank credit facility. Aggregate commitments under the bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the bank credit facility bear interest at PGS's option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the PGS consolidated net leverage ratio. This bank credit facility contains financial covenants for PGS that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0. PGS was in compliance with the covenants as of June 30, 2026.

(3) COMMITMENTS AND CONTINGENCIES

In October 2025, the Company entered into an agreement for one new drilling rig, with a pad to pad contract term. Comstock took delivery of this rig in January 2026. Remaining commitments for drilling rigs on pad to pad agreements total $15.9 million as of June 30, 2026.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2026 or 2025.

COMSTOCK RESOURCES, INC.

(4) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $236 thousand and $260 thousand for the three months ended June 30, 2026 and 2025, respectively, and $475 thousand and $599 thousand for the six months ended June 30, 2026 and 2025, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

In connection with the operation of the wells, the Company had a $3.2 million and $3.6 million receivable from the partnerships at June 30, 2026 and December 31, 2025, respectively.

COMSTOCK RESOURCES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks, uncertainties and assumptions that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 including those described under the heading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). All statements other than statements of historic facts contained, or incorporated by reference, in this report, may be forward-looking statements. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. Such forward-looking statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described herein. Although we believe the expectations in such statements to be reasonable, there can be no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on the forward-looking statements included in this report, which speak only as of the date made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change of events, conditions or circumstances on which any such statement was based, except as required by law. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our Annual Report as well as with the Risk Factors contained in our Annual Report.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	113,069	112,164	210,924	227,193
Oil (MBbls)	5	13	16	23
Natural gas equivalent (MMcfe)	113,102	112,238	211,021	227,329
Revenues:
Natural gas sales	$287,745	$339,225	$706,020	$751,511
Oil sales	476	741	1,234	1,443
Total natural gas and oil sales	$288,221	$339,966	$707,254	$752,954
Expenses:
Production and ad valorem taxes	$7,196	$10,555	$17,621	$21,734
Gathering and transportation	$43,331	$41,759	$85,135	$84,376
Lease operating	$28,150	$31,109	$56,431	$66,109
Exploration	$4,427	$—	$13,770	$2,150
Average Sales Price:
Natural gas (per Mcf)	$2.54	$3.02	$3.35	$3.31
Oil (per Bbl)	$95.20	$57.00	$77.13	$62.74
Average equivalent (Mcfe)	$2.55	$3.03	$3.35	$3.31
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.06	$0.09	$0.09	$0.10
Gathering and transportation	$0.38	$0.37	$0.40	$0.37
Lease operating	$0.25	$0.28	$0.27	$0.29
Gas Services:
Gas services revenue	$63,481	$130,296	$229,982	$230,162
Gas services expense	$63,014	$126,714	$225,870	$243,483

Revenues –

Natural gas and oil sales of $288.2 million for the three months ended June 30, 2026 decreased by $51.7 million (15%) as compared to $340.0 million for the second quarter of 2025. The decrease was due to lower natural gas prices realized in the second quarter of 2026 as compared to the same period in 2025. The average realized price for our natural gas was $2.54 per thousand cubic feet ("Mcf"), which decreased 16% from the average realized natural gas price in the second quarter of 2025. Our natural gas production for the second quarter of 2026 increased 1% to 113.1 billion cubic feet ("Bcf") (1.2 Bcf per day). Natural gas production for the second quarter of 2025 was 112.2 Bcf (1.2 Bcf per day) and was sold at an average price of $3.02 per Mcf.

COMSTOCK RESOURCES, INC.

Natural gas and oil sales of $707.3 million for the six months ended June 30, 2026 decreased by $45.7 million (6%) as compared to $753.0 million for the six months ended June 30, 2025, which was primarily attributable to lower natural gas production, which decreased 7% to 210.9 Bcf (1.2 Bcf per day) during the first six months of 2026. Natural gas prices increased by 1% during the first six months of 2026 as compared to 2025 natural gas prices. Our natural gas production for the first six months of 2025 was 227.2 Bcf (1.3 Bcf per day) and was sold at an average price of $3.31 per Mcf.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.54	$3.02	$3.35	$3.31
Cash settlements on derivative financial instruments, per Mcf	0.39	0.04	(0.18)	(0.02)
Price per Mcf, including cash settlements on derivative financial instruments	$2.93	$3.06	$3.17	$3.29

Gas service revenues of $63.5 million decreased $66.8 million (51%) for the second quarter of 2026 from $130.3 million in the second quarter of 2025. Gas service revenues of $230.0 million decreased $0.2 million for the first six months of 2025 from $230.2 million for the first six months of 2025. The decreases were primarily due to lower natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $3.4 million (32%) to $7.2 million for the second quarter of 2026 from $10.6 million in the second quarter of 2025. Production and ad valorem taxes decreased $4.1 million (19%) to $17.6 million during the first six months of 2026 from $21.7 million during the first six months of 2025. The decreases were due primarily to the sale of producing properties in the prior periods and changes in natural gas prices.

Gathering and transportation costs for the second quarter of 2026 increased $1.6 million (4%) to $43.3 million as compared to $41.8 million in the second quarter of 2025. Gathering and transportation costs during the first six months of 2026 increased $0.8 million (1%) to $85.1 million as compared to the first six months of 2025. The increases in both periods were due primarily to production growth in areas with higher average gathering and transportation rates.

Our lease operating expense of $28.2 million ($0.25 per Mcfe) for the second quarter of 2026 decreased $3.0 million (10%) as compared to our lease operating expense of $31.1 million ($0.28 per Mcfe) for the second quarter of 2025. Lease operating expense of $56.4 million ($0.27 per Mcfe) during the first six months of 2026 decreased $9.7 million (15%) from lease operating expense of $66.1 million ($0.29 per Mcfe) during the first six months of 2025. The decreases were due primarily to the sale of producing properties in the prior periods.

Gas service expenses of $63.0 million decreased $63.7 million (50%) for the second quarter of 2026 from $126.7 million in the second quarter of 2025. Gas service expenses of $225.9 million decreased $17.6 million (7%) for the first six months of 2026 from $243.5 million for the first six months of 2025. The decreases were primarily due to lower natural gas prices and volumes related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") increased $9.1 million to $167.4 million in the second quarter of 2026 from $158.4 million in the second quarter of 2025. Our DD&A per equivalent Mcf produced was $1.48 per Mcfe for the quarter ended June 30, 2026 as compared to $1.41 per Mcfe for the quarter ended June 30, 2025. The increase was due primarily to higher finding and development costs in 2026. DD&A decreased $17.3 million to $309.0 million for the first six months of 2026 from $326.3 million during the first six months of 2025. Our DD&A per equivalent Mcf produced was $1.46 per Mcfe for the six months ended June 30, 2026, which was comparable to $1.44 per Mcfe for the six months ended June 30, 2025.

COMSTOCK RESOURCES, INC.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $17.2 million for the second quarter of 2026 as compared to $12.3 million in the second quarter of 2025. General and administrative expenses increased to $35.4 million for the six months ended June 30, 2026 as compared to $23.4 million for the six months ended June 30, 2025. The increases in both periods were primarily due to higher stock-based compensation, which increased to $8.4 million in the second quarter of 2026 as compared to $5.5 million in the second quarter of 2025, and a reduction in overhead reimbursements resulting from the property divestitures completed in 2025. For the six months ended June 30, 2026, stock-based compensation increased to $15.8 million as compared to $10.0 million for the same period in 2025.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended June 30, 2026, we had net gains related to our derivative financial instruments of $44.4 million, as compared to net gains on derivative financial instruments of $235.8 million during the quarter ended June 30, 2025, resulting from the decrease in future natural gas prices since June 30, 2025. Realized net gains from our price risk management program were $43.3 million for the quarter ended June 30, 2026 as compared to realized net gains of $4.3 million for the quarter ended June 30, 2025. Net gains on derivative financial instruments were $46.8 million for the first six months of 2026 as compared to net losses of $94.5 million for the first six months of 2025, resulting from a decrease in future natural gas prices since December 31, 2025. Realized net losses from our price risk management program were $37.1 million for the first six months of 2026 as compared to realized net losses of $3.7 million for the first six months of 2025.

Interest expense was $55.0 million and $55.2 million for the quarters ended June 30, 2026 and 2025, respectively, and $108.1 million and $110.0 million for six months ended June 30, 2026 and 2025, respectively. The decrease in interest expense was due primarily to decreased borrowings on our bank credit facility.

Exploration expense was $4.4 million for the second quarter of 2026, and exploration expense was $13.8 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively, which were related to the acquisition of seismic data in our Western Haynesville area.

Income taxes for the quarters ended June 30, 2026 and 2025 were a benefit of $2.8 million and a provision of $141.5 million, respectively. Income taxes for the six months ended June 30, 2026 and 2025 were a provision of $9.2 million and a benefit of $1.8 million, respectively. Income taxes for the quarters ended June 30, 2026 and 2025 reflect an effective tax rate of (23.3)% and 52.0%, respectively, and income taxes for the six months ended June 30, 2026 and 2025 reflect an effective tax rate of 6.7% and (13.2)%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to research and development and other tax credits, release of valuation allowance on deferred tax assets, state income taxes, changes in certain nondeductible items and the income attributable to noncontrolling interest.

We reported net income available to the Company of $8.8 million for the quarter ended June 30, 2026 as compared to net income available to the Company of $124.8 million for the quarter ended June 30, 2025. Income from operations for the second quarter of 2026 was $22.6 million as compared to income from operations of $89.4 million for the second quarter of 2025. In the first six months of 2026, we reported net income available to the Company of $116.2 million as compared to net income available to the Company of $3.6 million for the first six months of 2025. Income from operations for the first six months of 2026 was $197.5 million as compared to income from operations of $215.6 million for the first six months of 2025.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$442,170	$522,310
Contributions from noncontrolling interest, net of transaction costs	581,654	92,500
Borrowings on bank credit facilities, net of repayments	285,000	60,000
Proceeds from asset sales	18,400	—
Total	$1,327,224	$674,810
Uses of cash and cash equivalents:
Capital expenditures	$829,547	$639,267
Redemption of noncontrolling interest	445,000	—
Distributions to noncontrolling interest	24,589	5,500
Other	7,010	10,983
Total	$1,306,146	$655,750

Cash flows from operating activities. Net cash provided by our operating activities decreased $80.1 million (15%) to $442.2 million in the first six months of 2026 from $522.3 million in the same period in 2025. The decrease was due primarily to lower natural gas production and lower realized natural gas prices.

Contributions and redemption of noncontrolling interest. On June 15, 2026, PGS redeemed Cactus' interest in PGS for $445 million. The redemption was funded by the issuance of 600,000 Class A-2 Units representing a 27% ownership interest in PGS for $600 million to Starville, net of $18.5 million in related transaction costs.

Capital expenditures. Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Acquisitions:
Unproved property	$39,449	$19,616
Exploration and development:
Development leasehold costs	7,374	8,851
Exploratory drilling and completion costs	349,134	231,104
Development drilling and completion costs	357,915	269,569
Other development costs	19,277	8,434
Asset retirement obligations	83	17
Total exploration and development	773,232	537,591
Midstream property and equipment	90,627	102,940
Other property and equipment	112	(762)
Total capital expenditures	$863,971	$639,769
Change in accrued capital expenditures and other	(16,179)	2,575
Prepaid drilling costs	(18,191)	(3,060)
Change in asset retirement obligations	(54)	(17)
Total cash capital expenditures	$829,547	$639,267

We drilled 34 (30.9 net) wells and completed 29 (24.4 net) Haynesville and Bossier shale operated wells during the first six months of 2026. We currently expect to spend an additional $720 million to $820 million in the remaining six months of 2026 on drilling, completion, infrastructure and other activity.

COMSTOCK RESOURCES, INC.

Liquidity and Capital Resources

As of June 30, 2026, we had $1.2 billion of liquidity, comprised of $1.1 billion of unused borrowing capacity under our bank credit facilities and $45.0 million of cash and cash equivalents on hand. $150 million of unused borrowing capacity under our PGS bank credit facility is restricted to PGS midstream activities. Our short and long-term capital requirements consist primarily of funding our development, exploration and midstream activities, acquisitions, payments of contractual obligations and debt service.

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

As of June 30, 2026, we had $545.0 million outstanding under the Comstock bank credit facility. Aggregate commitments under this bank credit facility are $1.5 billion, which matures on November 15, 2027. Borrowings under our bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the Comstock bank credit facility are secured by substantially all of our assets and those of our subsidiaries, except for PGS, and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. Comstock's bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of June 30, 2026.

As of June 30, 2026, PGS had no borrowings outstanding under its bank credit facility. Aggregate commitments under the PGS bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the PGS bank credit facility bear interest at our option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the PGS consolidated net leverage ratio. The PGS bank credit facility contains financial covenants that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0. PGS was in compliance with the covenants as of June 30, 2026.

Federal and State Taxation

At June 30, 2026, we had $1.5 billion in U.S. federal net operating loss ("NOL") carryforwards and $2.0 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $720.7 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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

COMSTOCK RESOURCES, INC.

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

In Part II, Item 7 of the Annual Report, we disclosed our critical accounting policies and estimates, which are made in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2026, as compared to those disclosed in the Annual Report.

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

As of June 30, 2026, we had natural gas price swaps to hedge approximately 58.9 Bcf of our 2026 natural gas production at an average price of $3.51 per MMBtu. We also had natural gas collars to hedge approximately 84.6 Bcf of our 2026 natural gas production at an average ceiling price of $4.35 and an average floor price of $3.50 and 146.0 Bcf of our 2027 natural gas production at an average ceiling price of $4.44 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

An increase of 10% in the market price of natural gas on June 30, 2026 would decrease the fair value of our natural gas price swaps and collars by approximately $61.5 million. A decrease of 10% in the market price of natural gas on June 30, 2026 would increase the fair value of our natural gas price swaps and collars by approximately $63.7 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At June 30, 2026, we had approximately $3.1 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of June 30, 2026, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $904.7 million and $1.59 billion, respectively, based on the market price of approximately 94% and 98%, respectively, of the face amount of such debt. At June 30, 2026, we had $545.0 million outstanding under our bank credit facilities, which are subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

COMSTOCK RESOURCES, INC.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

COMSTOCK RESOURCES, INC.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of our operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at June 30, 2026 or 2025.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

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
10.1*

Fourth Amendment to Second Amended and Restated Credit Agreement dated as of June 15, 2026, among the Company, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent.

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

COMSTOCK RESOURCES, INC.

Date: July 30, 2026	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: July 30, 2026	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)