Form 10-Q
period 2026-09-30
COMSTOCK RESOURCES INC
filed 2026-11-05
CIK 23194

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, par value $0.50, as of November 4, 2026 was 293,613,651.

COMSTOCK RESOURCES, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2026

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

COMSTOCK RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands)
ASSETS
Cash and cash equivalents	$18,633	$23,930
Accounts receivable:
Natural gas and oil sales and gas services	139,399	203,549
Joint interest operations	32,918	35,400
From affiliates	51,483	3,596
Derivative financial instruments	108,576	19,206
Other current assets	69,250	75,257
Total current assets	420,259	360,938
Property and equipment:
Natural gas and oil properties, successful efforts method:
Proved	10,120,536	8,984,969
Unproved	406,976	391,065
Other	504,058	386,656
Accumulated depreciation, depletion and amortization	(4,040,793)	(3,547,196)
Net property and equipment	6,990,777	6,215,494
Goodwill	335,897	335,897
Derivative financial instruments	11,571	—
Operating lease right-of-use assets	96,456	94,733
	$7,854,960	$7,007,062

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$547,744	$501,695
Accrued costs	116,348	153,248
Operating leases	37,789	46,937
Derivative financial instruments	—	27,636
Total current liabilities	701,881	729,516
Long-term debt	3,356,968	2,809,066
Deferred income taxes	510,039	437,098
Derivative financial instruments	9,694	—
Long-term operating leases	58,215	47,692
Reserve for future abandonment costs	21,829	20,787
Total liabilities	4,658,626	4,044,159
Commitments and contingencies
Stockholders' equity:
Common stock—$0.50 par, 400,000,000 shares authorized, 293,617,548 and 293,054,806 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	146,810	146,527
Additional paid-in capital	1,199,358	1,376,053
Accumulated earnings	1,262,716	1,124,230
Total stockholders' equity attributable to the Company	2,608,884	2,646,810
Noncontrolling interest	587,450	316,093
Total stockholders' equity	3,196,334	2,962,903
	$7,854,960	$7,007,062

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Revenues:
Natural gas sales	$319,269	$307,906	$1,025,289	$1,059,417
Oil sales	612	681	1,846	2,124
Total natural gas and oil sales	319,881	308,587	1,027,135	1,061,541
Gas services	64,482	141,265	294,464	371,427
Gain (loss) on sale of assets	—	(2,493)	3,400	(2,493)
Total revenues and other operating income	384,363	447,359	1,324,999	1,430,475
Operating expenses:
Production and ad valorem taxes	11,032	11,216	28,653	32,950
Gathering and transportation	50,012	39,969	135,147	124,345
Lease operating	28,457	28,778	84,888	94,887
Exploration	10,745	6,600	24,515	8,750
Depreciation, depletion and amortization	185,655	157,395	494,619	483,665
Gas services	59,423	141,684	285,293	385,167
General and administrative	16,104	11,504	51,477	34,884
Total operating expenses	361,428	397,146	1,104,592	1,164,648
Operating income	22,935	50,213	220,407	265,827
Other income (expenses):
Gain from derivative financial instruments	74,529	142,822	121,290	48,330
Other income	208	409	730	2,848
Interest expense	(58,333)	(56,722)	(166,436)	(166,737)
Total other income (expenses)	16,404	86,509	(44,416)	(115,559)
Income before income taxes	39,339	136,722	175,991	150,268
Provision for income taxes	(13,973)	(18,623)	(23,126)	(16,834)
Net income	25,366	118,099	152,865	133,434
Net income attributable to noncontrolling interest	(3,096)	(6,971)	(14,379)	(18,742)
Net income available to the Company	$22,270	$111,128	$138,486	$114,692

Net income per share:
Basic	$0.08	$0.40	$0.47	$0.46
Diluted	$0.08	$0.40	$0.47	$0.45
Weighted average shares outstanding:
Basic	291,772	291,097	291,569	290,671
Diluted	291,772	293,952	291,569	294,004

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Shares	Common Stock- Par Value	Additional Paid-in Capital	Accumulated Earnings	Noncontrolling Interest	Total
	(In thousands)
Balance at January 1, 2025	292,261	$146,130	$1,366,274	$728,619	$92,521	$2,333,544
Stock-based compensation	658	330	1,422	—	—	1,752
Net income (loss)	—	—	—	(121,278)	5,885	(115,393)
Contributions from noncontrolling interest	—	—	—	—	59,500	59,500
Distributions to noncontrolling interest	—	—	—	—	(2,219)	(2,219)
Balance at March 31, 2025	292,919	$146,460	$1,367,696	$607,341	$155,687	$2,277,184
Stock-based compensation	150	75	(2,803)	—	—	(2,728)
Stock issuance costs	—	—	(36)	—	—	(36)
Net income	—	—	—	124,842	5,886	130,728
Contributions from noncontrolling interest	—	—	—	—	33,000	33,000
Distributions to noncontrolling interest	—	—	—	—	(3,281)	(3,281)
Balance at June 30, 2025	293,069	$146,535	$1,364,857	$732,183	$191,292	$2,434,867
Stock-based compensation	(14)	(8)	5,569	—	—	5,561
Net income	—	—	—	111,128	6,971	118,099
Contributions from noncontrolling interest	—	—	—	—	64,000	64,000
Distributions to noncontrolling interest	—	—	—	—	(4,717)	(4,717)
Balance at September 30, 2025	293,055	$146,527	$1,370,426	$843,311	$257,546	$2,617,810

Balance at January 1, 2026	293,055	$146,527	$1,376,053	$1,124,230	$316,093	$2,962,903
Stock-based compensation	641	321	2,910	—	—	3,231
Net income	—	—	—	107,450	5,049	112,499
Distributions to noncontrolling interest	—	—	—	—	(8,217)	(8,217)
Balance at March 31, 2026	293,696	$146,848	$1,378,963	$1,231,680	$312,925	$3,070,416
Stock-based compensation	(75)	(38)	7,096	—	—	7,058
Net income	—	—	—	8,766	6,234	15,000
Redemption of noncontrolling interest	—	—	(145,000)	—	(300,000)	(445,000)
Contributions from noncontrolling interest, net of transaction costs	—	—	—	—	581,654	581,654
Deferred tax effect of ownership change in noncontrolling interest	—	—	(49,178)	—	—	(49,178)
Distributions to noncontrolling interest	—	—	—	—	(16,372)	(16,372)
Balance at June 30, 2026	293,621	$146,810	$1,191,881	$1,240,446	$584,441	$3,163,578
Stock-based compensation	—	—	7,477	—	—	7,477
Net income	—	—	—	22,270	3,096	25,366
Redemption of noncontrolling interest	—	—	—	—	(87)	(87)
Balance at September 30, 2026	293,621	$146,810	$1,199,358	$1,262,716	$587,450	$3,196,334

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$152,865	$133,434
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	23,763	20,485
Loss (gain) on sale of assets	(3,400)	2,493
Depreciation, depletion and amortization	494,619	483,665
Dry hole costs and abandonments	6,746	—
Gain on derivative financial instruments	(121,290)	(48,330)
Cash settlements of derivative financial instruments	2,407	22,708
Amortization of debt discount and issuance costs	9,398	8,925
Stock-based compensation	23,280	15,595
Decrease in accounts receivable	18,745	1,900
(Increase) decrease in other current assets	(2,978)	24,152
Increase in accounts payable and accrued expenses	18,224	10,376
Net cash provided by operating activities	622,379	675,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(1,299,936)	(983,828)
Prepaid drilling costs	8,877	5,438
Proceeds from sales of assets	18,415	15,166
Net cash used for investing activities	(1,272,644)	(963,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank credit facilities	1,047,000	540,000
Repayments of bank credit facilities	(507,000)	(375,000)
Debt issuance costs	(1,496)	(36)
Income tax withholdings on equity awards	(5,514)	(11,010)
Redemption of noncontrolling interest	(445,000)	—
Contributions from noncontrolling interest	600,126	156,500
Distributions to noncontrolling interest	(24,589)	(10,217)
Noncontrolling interest transaction costs	(18,559)	—
Net cash provided by financing activities	644,968	300,237
Net increase (decrease) in cash and cash equivalents	(5,297)	12,416
Cash and cash equivalents, beginning of period	23,930	6,799
Cash and cash equivalents, end of period	$18,633	$19,215

The accompanying notes are an integral part of these statements.

COMSTOCK RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited consolidated financial statements include the accounts of Comstock Resources, Inc. and its wholly-owned subsidiaries (collectively, "Comstock" or the "Company"). In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Comstock as of September 30, 2026, and the related results of operations and cash flows for the periods being presented. Net income (loss) and comprehensive income (loss) are the same in all periods presented. All adjustments are of a normal recurring nature unless otherwise disclosed. Certain amounts in prior periods have been reclassified to conform to current period presentation.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although Comstock believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Comstock's Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"). The results of operations for the period through September 30, 2026 are not necessarily an indication of the results expected for the full year.

Pinnacle Gas Services, LLC ("PGS") is a joint venture entity that provides gathering and treating services for natural gas production in the Company's Western Haynesville area. PGS was formed by the Company and an affiliate of Quantum Capital Solutions, Cactus Midstream (II), LLC ("Cactus") in October 2023. On June 15, 2026, PGS redeemed Cactus' interest in PGS for $445 million. The redemption was funded by the issuance of 600,000 Class A-2 Units representing a 27% ownership interest in PGS for $600 million to Starville Evergreen Holdings, LLC ("Starville"), a fund managed by Sixth Street Partners. After certain return hurdles are achieved, Starville's ownership and share of distributable cash reduces to 19.5%. Starville's share of distributable cash is subject to a minimum annualized return and the Class A-2 Units are also entitled to certain exit provisions.

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

Because the Company retained its controlling interest in PGS before and after the redemption of Cactus' interest and issuance of Class A-2 Units, no gain or loss was recognized in the consolidated statements of operations. The carrying amount of the noncontrolling interest attributable to Cactus was retired with the redemption and the difference in the cash consideration paid to Cactus and the carrying value of the redeemed noncontrolling interest was recorded as an adjustment to additional paid-in capital attributable to Comstock. The related change in deferred income taxes to the change in Comstock's ownership of PGS's assets was also recorded to additional paid-in capital. Starville's ownership interest was recognized as noncontrolling interest in the consolidated balance sheet and transaction costs of $18.6 million directly attributable to the issuance of Class A-2 Units were recorded as an adjustment to noncontrolling interest.

PGS assets that cannot be used by Comstock for general corporate purposes include $16.4 million and $8.4 million of cash and $471.5 million and $358.9 million of net other property and equipment as of September 30, 2026 and December 31, 2025, respectively. Other PGS assets that cannot be used by Comstock and PGS liabilities for which creditors do not have recourse to Comstock's assets are not material to the Company's consolidated financial statements. The portions of PGS net income and stockholders' equity not attributable to Comstock's controlling interest are shown separately as noncontrolling interests in the accompanying consolidated statements of operations and statements of stockholders' equity.

COMSTOCK RESOURCES, INC.

Other Current Assets

Other current assets at September 30, 2026 and December 31, 2025 consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Prepaid drilling costs	$44,257	$53,134
Prepaid expenses	18,655	5,684
Income tax receivable	3,661	3,024
Production tax refunds receivable	2,445	5,827
Other	232	7,588
	$69,250	$75,257

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

The changes in capitalized exploratory well costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning capitalized exploratory well costs	$269,551	$151,973	$210,127	$68,223
Additions to exploratory well costs pending the determination of proved reserves	120,022	114,215	469,156	345,319
Determined to have found proved reserves	(277,807)	(62,062)	(567,517)	(209,416)
Exploratory wells costs charged to expense	(6,741)	—	(6,741)	—
Ending capitalized exploratory well costs	$105,025	$204,126	$105,025	$204,126

As of September 30, 2026 and December 31, 2025, the Company had no exploratory wells for which costs have been capitalized for a period greater than one year.

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

The following table presents the balance of other property and equipment and accumulated depreciation as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Midstream assets	$481,053	$363,855
Accumulated depreciation	(9,557)	(4,914)
Net midstream assets	471,496	358,941

Other property and equipment	23,005	22,801
Accumulated depreciation	(3,115)	(1,982)
Net other property and equipment	19,890	20,819

Total	$491,386	$379,760

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

Goodwill

The Company had goodwill of $335.9 million as of September 30, 2026 that was recorded in 2018. The Company is not required to amortize goodwill as a charge to earnings; however, the Company is required to conduct an annual review of goodwill for impairment. The Company performs an annual assessment of goodwill on October 1 of each year and performs interim assessments if indicators of impairment are present. If the carrying value of goodwill exceeds the fair value, an impairment charge would be recorded for the difference between fair value and carrying value. No impairment indicators were identified during the periods presented.

Leases

The Company has right-of-use lease assets of $96.5 million related to its corporate office, certain office equipment, vehicles and drilling rigs with corresponding short-term and long-term liabilities. The value of the lease assets and liabilities are determined based upon discounted future minimum cash flows contained within each of the respective contracts. The Company determines if contracts contain a lease at inception of the contract. To the extent that contract terms representing a lease are identified, leases are identified as being either an operating lease or a finance-type lease. Comstock currently has no finance-type leases. Right-of-use lease assets representing the Company's right to use an underlying asset for the lease term and the related lease liabilities represent the Company's obligation to make lease payments under the terms of the contracts. Short-term leases that have an initial term of one year or less are not capitalized; however, amounts paid for those leases are included as part of its lease cost disclosures. Short-term lease costs exclude expenses related to leases with a lease term of one month or less. Leases for the right to explore for and develop natural gas and oil reserves and the related rights to use the land associated with those leases are reflected as natural gas and oil properties.

Comstock contracts for a variety of equipment used in its natural gas and oil exploration and development activities. Contract terms for this equipment vary broadly, including the contract duration, pricing, scope of services included along with the equipment, cancellation terms, and rights of substitution, among others. The Company's drilling and completion operations routinely change due to changes in commodity prices, demand for natural gas and oil, and the overall operating and economic environment. Accordingly, Comstock manages the terms of its contracts for drilling rigs and completion equipment so as to allow for maximum flexibility in responding to these changing conditions. The Company's hydraulic fracturing fleet contracts are on terms of less than one year and include rights of substitution. The Company has four drilling rig contracts with a three-year term with options to extend the term by mutual agreement at mutually acceptable terms or terminate the contracts at any time without default by the lessor. The terms on the Company's other drilling rig contracts are presently either for periods of one year or less, or they are on terms that provide for cancellation with 30 or 45 days advance notice without a specified expiration date. The costs associated with drilling and completion operations are

COMSTOCK RESOURCES, INC.

accounted for under the successful efforts method, which generally requires that these costs be capitalized as part of the Company's proved natural gas and oil properties on its balance sheet unless they are incurred on exploration wells that are unsuccessful, in which case they are charged to exploration expense.

Lease costs recognized during the three months and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost included in general and administrative expense	$427	$427	$1,272	$1,277
Operating lease cost included in lease operating expense	597	629	1,777	1,673
Operating lease cost included in natural gas and oil properties	12,328	12,364	36,622	36,029
Variable lease cost (drilling rig costs included in natural gas and oil properties)	—	4,227	15,650	6,824
Short-term lease cost (drilling rig costs included in natural gas and oil properties)	16,277	7,669	41,669	22,268
	$29,629	$25,316	$96,990	$68,071

Cash payments for operating leases associated with right-of-use lease assets included in net cash provided by operating activities were $1.0 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively, and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively. Cash payments for operating leases associated with right-of-use lease assets included in net cash used for investing activities were $28.6 million and $24.3 million for the three months ended September 30, 2026 and 2025, respectively, and $93.9 million and $65.1 million for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, the operating leases had a weighted-average term of 2.7 years and 2.4 years, respectively, and the weighted-average discount rate used to determine the present value of future operating lease payments was 6.5% and 6.8%, respectively. As of September 30, 2026, the Company also had expected future payments for short term leased drilling services of $12.7 million.

As of September 30, 2026, expected future payments related to contracts that contain operating leases were as follows:

(In thousands)
October 1 to December 31, 2026	$12,097
2027	40,927
2028	28,491
2029	21,199
2030	2,257
Total lease payments	104,971
Imputed interest	(8,967)
Total lease liability	$96,004

Accrued Costs

Accrued costs at September 30, 2026 and December 31, 2025 consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(In thousands)
Accrued transportation costs	$34,286	$28,304
Accrued drilling costs	26,725	36,148
Accrued interest payable	22,012	64,042
Accrued ad valorem and other taxes	18,400	4,000
Accrued employee compensation	8,816	14,926
Accrued lease operating expenses	3,062	3,744
Other	3,047	2,084
	$116,348	$153,248

COMSTOCK RESOURCES, INC.

Reserve for Future Abandonment Costs

Comstock's asset retirement obligations relate to future plugging and abandonment expenses on its natural gas and oil properties and disposal of other facilities. The following table summarizes the changes in Comstock's total estimated liability for such obligations during the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Reserve for future abandonment costs at beginning of period	$20,787	$33,996
New wells and facilities placed on production	157	156
Liabilities settled	(29)	(99)
Wells sold	—	(13,760)
Accretion expense	914	1,437
Reserve for future abandonment costs at end of period	$21,829	$21,730

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

The Company had the following natural gas price derivative financial instruments at September 30, 2026:

	Future Production Period
	Three Months Ending December 31, 2026	Year Ending December 31, 2027	Year Ending December 31, 2028	Total
Natural Gas Price Swap Contracts:
Volume (MMBtu)	29,440,000	40,150,000	40,260,000	109,850,000
Average Price per MMBtu	$3.51	$3.50	$3.50	$3.50
Natural Gas Price Collar Contracts:
Volume (MMBtu)	42,320,000	146,000,000		188,320,000
Average Price per MMBtu:
Average Ceiling	$4.35	$4.44		$4.42
Average Floor	$3.50	$3.50		$3.50

The classification of derivative financial instruments of assets or liabilities, consists of the following:

		As of
Type	Consolidated Balance Sheet Location	September 30, 2026	December 31, 2025
		(In thousands)
Asset Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$108,576	$19,206
Natural gas price derivatives	Derivative Financial Instruments – long-term	$11,571	$—
Liability Derivative Financial Instruments:
Natural gas price derivatives	Derivative Financial Instruments – current	$—	$27,636
Natural gas price derivatives	Derivative Financial Instruments – long-term	$9,694	$—

COMSTOCK RESOURCES, INC.

The Company recognized cash settlements and changes in the fair value of its derivative financial instruments as a single component of other income (expenses).

Gains and losses related to cash settlements and changes in the fair value recognized on the Company's derivative contracts recognized in the consolidated statement of operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on Derivatives Recognized in Earnings	2026	2025	2026	2025
	(In thousands)
Natural gas price derivatives	$74,529	$142,822	$121,290	$48,330
	$74,529	$142,822	$121,290	$48,330

Stock-Based Compensation

Comstock accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period and included in general and administrative expenses for awards of restricted stock and performance stock units ("PSUs") to the Company's employees and directors. The Company recognized $7.5 million and $5.6 million of stock-based compensation expense within general and administrative expenses related to awards of restricted stock and PSUs to its employees and directors during the three months ended September 30, 2026 and 2025, respectively, and $23.3 million and $15.6 million during the nine months ended September 30, 2026 and 2025, respectively.

In January 2026, the Company granted 894,373 shares of restricted stock to its directors and employees, which were valued at $22.47 per share. In June 2026, the Company granted an additional 44,610 shares of restricted stock to its directors, which were valued at $13.45 per share. As of September 30, 2026, Comstock had 1,845,388 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $17.71 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $23.2 million as of September 30, 2026 is expected to be recognized over a period of 1.9 years.

In January 2026, the Company granted 596,623 PSUs to its executive officers, which were valued at $27.85 per unit. As of September 30, 2026, Comstock had 1,831,896 PSUs outstanding with a weighted average grant date fair value of $23.43 per unit. The number of shares of common stock to be issued related to the PSUs is based on the Company's stock price performance as compared to its peers which could result in the issuance of anywhere from zero to 3,663,792 shares of common stock. Total unrecognized compensation cost related to these grants of $24.3 million as of September 30, 2026 is expected to be recognized over a period of 1.8 years.

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

Comstock has elected to exclude all taxes from the measurement of transaction prices, and its revenues are reported net of royalties and exclude revenue interests owned by others because the Company acts as an agent when selling natural gas and oil on behalf of royalty owners and working interest owners. Revenue is recorded in the month of production based on an estimate of the Company's share of volumes produced and prices realized. Gas services revenue is recorded in the month the services are performed and purchased gas is sold based on an estimate of natural gas volumes and contract prices. The Company recognizes any differences between estimates and actual amounts received in the month when payment is received. Historically, differences between estimated revenues and actual revenues received have not been significant. The amount of natural gas or oil sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. The Company did not have any significant imbalance positions at September 30, 2026 or December 31, 2025.

The Company recognized accounts receivable of $139.4 million and $203.5 million as of September 30, 2026 and December 31, 2025, respectively, from purchasers for contracts where performance obligations have been satisfied and an unconditional right to consideration exists.

Credit Losses

Substantially all of the Company's accounts receivable are due from either purchasers of natural gas and oil or participants in natural gas and oil wells for which the Company serves as the operator. Generally, operators of natural gas and oil wells have the right to offset future revenues against unpaid charges related to operated wells. Natural gas and oil sales are generally unsecured. Comstock assesses the collectability of its receivables based upon their age, the credit quality of the purchaser or participant and the potential for revenue offset. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectible. Accordingly, no allowance for doubtful accounts has been recorded for the nine months ended September 30, 2026 and 2025.

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

The following is an analysis of the consolidated income tax provision (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Current - Federal	$(637)	$(1,516)	$(637)	$(3,227)
Current - State	—	(36)	—	—
Deferred - Federal	12,242	22,524	30,324	22,605
Deferred - State	2,368	(2,349)	(6,561)	(2,544)
	$13,973	$18,623	$23,126	$16,834

COMSTOCK RESOURCES, INC.

The difference between the federal statutory rate of 21% and the effective tax rate is due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Tax at statutory rate	21.0%	21.0%	21.0%	21.0%
Tax effect of:
Research and development and other income tax credits	0.5	(5.6)	(4.5)	(6.8)
State income taxes, net of federal benefit	1.8	(1.1)	(3.7)	(0.5)
Valuation allowance on deferred tax assets	10.7	—	—	(0.6)
Noncontrolling interest	(0.5)	(2.8)	(1.8)	(2.8)
Nondeductible stock-based compensation	2.0	2.1	2.1	1.2
Other	—	—	—	(0.3)
Effective tax rate	35.5%	13.6%	13.1%	11.2%

For the three and nine months ended September 30, 2026, the effective rate differed from the statutory rate due primarily to the impact of federal research and development credits, release of federal valuation allowance and state income taxes resulting from state tax credits. The Company's federal income tax returns for the years subsequent to December 31, 2021 remain subject to examination, with the Company's 2022 and 2023 federal income tax returns currently under examination with the United States Internal Revenue Service. The Company's income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2022. The Company believes that its significant filing positions and deductions will be sustained under audit or the final resolution will not have a material effect on the consolidated financial statements. Therefore, the Company has not established any significant reserves for uncertain tax positions.

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

COMSTOCK RESOURCES, INC.

Fair Values – Reported

The following presents the carrying amounts and the fair values of the Company's financial instruments as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets:
Commodity-based derivatives (1)	$120,147	$120,147	$19,206	$19,206
Liabilities:
Commodity-based derivatives (1)	$9,694	$9,694	$27,636	$27,636
Bank credit facilities (2)	$800,000	$800,000	$260,000	$260,000
6.75% senior notes due 2029 (3)	$1,611,261	$1,615,790	$1,607,880	$1,603,582
5.875% senior notes due 2030 (3)	$965,000	$916,750	$965,000	$931,225

(1)
The Company's commodity-based derivatives are classified as Level 2 and measured at fair value using third party pricing services and other active markets or broker quotes that are readily available in the public markets.
(2)
The carrying value of the Company's floating rate debt outstanding approximates fair value.
(3)
The fair value of the Company's fixed rate debt was based on quoted prices as of September 30, 2026 and December 31, 2025, respectively, a Level 1 measurement.

Earnings Per Share

Unvested restricted stock containing non-forfeitable rights to dividends are included in common stock outstanding and are considered to be participating securities and included in the computation of basic and diluted earnings per share pursuant to the two-class method. At September 30, 2026 and December 31, 2025, 1,845,388 and 1,957,381 shares of restricted stock, respectively, are included in common stock outstanding as such shares have a non-forfeitable right to participate in any dividends that might be declared and have the right to vote on matters submitted to the Company's stockholders.

Weighted average shares of unvested restricted stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Unvested restricted stock	1,846	1,968	2,049	2,208

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

Weighted average unearned PSUs outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per unit amounts)
Weighted average PSUs	1,832	1,604	1,986	1,436
Weighted average grant date fair value per unit	$23.43	$19.46	$23.43	$19.46

For the three and nine months ended September 30, 2026, the weighted average shares of unvested restricted stock and PSUs were excluded from the computation of earnings per share because to include them would have been antidilutive to the calculation.

COMSTOCK RESOURCES, INC.

Basic and diluted income per share for the three months and nine months ended September 30, 2026 and 2025 were determined as follows:

	Three Months Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income available to the Company	$22,270			$118,099
Income allocable to unvested restricted stock	(140)			(793)
Basic income available to the Company	$22,130	291,772	$0.08	$117,306	291,097	$0.40
Effect of Dilutive Securities:
Restricted stock	—	—		793	901
Performance stock units	—	—		—	1,954
Diluted income available to the Company	$22,130	291,772	$0.08	$118,099	293,952	$0.40

	Nine Months Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands, except per share amounts)
Net income available to the Company	$138,486			$133,434
Income allocable to unvested restricted stock	(966)			(1,006)
Basic income available to the Company	$137,520	291,569	$0.47	$132,428	290,671	$0.46
Effect of Dilutive Securities:
Restricted stock	—	—		1,006	1,188
Performance stock units	—	—		—	2,145
Diluted income available to the Company	$137,520	291,569	$0.47	$133,434	294,004	$0.45

Supplementary Information with Respect to the Consolidated Statements of Cash Flows

Cash payments made for interest and income taxes and other non-cash investing activities for the nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash payments for:
Interest payments	$199,068	$199,841
Income tax payments (refunds)	$—	$(31,000)
Non-cash investing activities include:
Increase (decrease) in accrued capital expenditures	$(9,423)	$889
Liabilities assumed in exchange for right-of-use lease assets	$37,089	$37,596

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

COMSTOCK RESOURCES, INC.

(2) LONG-TERM DEBT

At September 30, 2026, long-term debt was comprised of the following:

(In thousands)
6.75% Senior Notes due 2029:
Principal	$1,623,880
Discount, net of amortization	(12,619)
5.875% Senior Notes due 2030:
Principal	965,000
Bank Credit Facilities:
Comstock Principal	800,000
Debt issuance costs, net of amortization	(19,293)
$3,356,968

Comstock Bank Credit Facility

As of September 30, 2026, Comstock had $800.0 million outstanding under its bank credit facility. Aggregate commitments under the bank credit facility are $1.5 billion, which was amended on November 4, 2026 to mature on November 15, 2028. Borrowings under the bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the bank credit facility are secured by substantially all of the assets of the Company and its subsidiaries, except for PGS, and bear interest at the Company's option, at either adjusted Secured Overnight Financing Rate ("SOFR") plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. The Company also pays a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. The bank credit facility places certain restrictions upon the Company's and its restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0 and an adjusted current ratio of at least 1.0 to 1.0. The Company was in compliance with the covenants as of September 30, 2026.

PGS Bank Credit Facility

As of September 30, 2026, PGS had no borrowings outstanding under its bank credit facility. Aggregate commitments under the bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the bank credit facility bear interest at PGS's option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the PGS consolidated net leverage ratio. This bank credit facility contains financial covenants for PGS that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0. PGS was in compliance with the covenants as of September 30, 2026.

(3) COMMITMENTS AND CONTINGENCIES

In October 2025, the Company entered into an agreement for one new drilling rig, with a pad to pad contract term. Comstock took delivery of this rig in January 2026. Remaining commitments for drilling rigs on pad to pad agreements total $12.7 million as of September 30, 2026.

From time to time, the Company is involved in certain litigation that arises in the normal course of its operations. The Company records a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2026 or 2025.

COMSTOCK RESOURCES, INC.

(4) RELATED PARTY TRANSACTIONS

Comstock operates natural gas and oil properties held by partnerships owned by its majority stockholder. The Company charges the partnerships for the costs incurred to drill, complete and produce wells, as well as drilling and operating overhead fees. Comstock also provides natural gas marketing services to the partnerships, including evaluating potential markets and providing hedging services, in return for a fee equal to $0.02 per Mcf for natural gas marketed. The Company received $442 thousand and $235 thousand for the three months ended September 30, 2026 and 2025, respectively, and $917 thousand and $834 thousand for the nine months ended September 30, 2026 and 2025, respectively, for drilling, operating and marketing services provided to the partnerships. The fees received for the services are reflected as a reduction of general and administrative expenses in the accompanying consolidated statements of operations.

On August 31, 2026, Comstock entered into a farmout and development agreement with one of the partnerships owned by its majority stockholder. Under the terms of the agreement, the partnership will fund the drilling and completion costs of 85% of 18 of the Company's Western Haynesville wells and 80% of nine Legacy Haynesville wells (collectively, the "subject wells") being drilled and completed by Comstock over the next twelve months, which is expected to cost approximately $450 million. After a 15% return on the partnership's investment is achieved, 50% of the interest in the subject wells will revert back to Comstock. The agreement also stipulates that the Company will receive 100% of the net revenues after operating expenses attributable to the subject wells until the Company recovers all development and lease operating expense costs incurred on the subject wells. After the Company's costs are recovered, the partnership will receive 100% of the net proceeds until the 15% return is achieved. The Company has incurred approximately $180 million in development costs on the subject wells and expects to recover its costs by the end of 2027.

In connection with the operation of the wells and the farmout and development agreement, the Company had a $51.5 million and $3.6 million receivable from the partnerships at September 30, 2026 and December 31, 2025, respectively.

(5) SUBSEQUENT EVENTS

On November 4, 2026, the Company entered into a definitive purchase and sale agreement with the State Oil Company of the Azerbaijan Republic ("SOCAR") to sell a non-operated working interest in 15% of Comstock's interest in its Western Haynesville upstream assets, 15% of the Company's interest in PGS and a non-operated working interest in 20% of the Company's interest in all of its other upstream assets for an aggregate cash purchase price of $1.65 billion, subject to customary purchase price adjustments. SOCAR's interest in the Western Haynesville upstream assets will reduce to 7.5% after five years and after SOCAR has achieved a 15% return on investment in those assets. The effective date of the transaction is July 1, 2026 and is expected to close by the end of 2026, subject to customary closing conditions, including any required government approvals. The Company expects to recognize a gain on the sale between $150 million and $250 million upon closing.

On November 4, 2026, Comstock amended its $1.5 billion upstream bank credit facility to extend the maturity date to November 15, 2028 and to further extend maturity date to November 15, 2031 upon the closing of the SOCAR transaction and the repayment of debt using the proceeds from the SOCAR transaction. Aggregate commitments under the new bank credit facility will continue to be $1.5 billion while borrowings will be subject to a borrowing base initially set at $1.6 billion.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per unit amounts)
Net Production Data:
Natural gas (MMcf)	122,392	111,770	333,316	338,963
Oil (MBbls)	7	11	23	34
Natural gas equivalent (MMcfe)	122,432	111,837	333,453	339,166
Revenues:
Natural gas sales	$319,269	$307,906	$1,025,289	$1,059,417
Oil sales	612	681	1,846	2,124
Total natural gas and oil sales	$319,881	$308,587	$1,027,135	$1,061,541
Expenses:
Production and ad valorem taxes	$11,032	$11,216	$28,653	$32,950
Gathering and transportation	$50,012	$39,969	$135,147	$124,345
Lease operating	$28,457	$28,778	$84,888	$94,887
Exploration	$10,745	$6,600	$24,515	$8,750
Average Sales Price:
Natural gas (per Mcf)	$2.61	$2.75	$3.08	$3.13
Oil (per Bbl)	$87.43	$61.91	$80.26	$62.47
Average equivalent (Mcfe)	$2.61	$2.76	$3.08	$3.13
Expenses ($ per Mcfe):
Production and ad valorem taxes	$0.09	$0.10	$0.09	$0.09
Gathering and transportation	$0.41	$0.36	$0.41	$0.37
Lease operating	$0.23	$0.26	$0.25	$0.28
Gas Services:
Gas services revenue	$64,482	$141,265	$294,464	$371,427
Gas services expense	$59,423	$141,684	$285,293	$385,167

Revenues –

Natural gas and oil sales of $319.9 million for the three months ended September 30, 2026 increased by $11.3 million (4%) as compared to $308.6 million for the third quarter of 2025. The increase was due to higher production partially offset by lower natural gas prices realized in the third quarter of 2026 as compared to the same period in 2025. Our natural gas production for the third quarter of 2026 increased 10% to 122.4 billion cubic feet ("Bcf") (1.3 Bcf per day). Natural gas production for the third quarter of 2025 was 111.8 Bcf (1.2 Bcf per day) and was sold at an average price of $2.75 per Mcf. The average realized price for our natural gas for the third quarter of 2026 was $2.61 per thousand cubic feet ("Mcf"), which decreased 5% from the average realized natural gas price in the third quarter of 2025.

COMSTOCK RESOURCES, INC.

Natural gas and oil sales of $1.03 billion for the nine months ended September 30, 2026 decreased by $34.4 million (3%) as compared to $1.06 billion for the nine months ended September 30, 2025, which was primarily attributable to lower natural gas production, which decreased 2% to 333.3 Bcf (1.2 Bcf per day) during the first nine months of 2026 and lower natural gas prices. Natural gas prices decreased by 2% during the first nine months of 2026 as compared to 2025 natural gas prices. Our natural gas production for the first nine months of 2025 was 339.0 Bcf (1.2 Bcf per day) and was sold at an average price of $3.13 per Mcf.

We utilize natural gas price derivative financial instruments to manage our exposure to changes in prices of natural gas and to protect returns on investment from our drilling activities. The following table presents our natural gas prices before and after the effect of cash settlements of our derivative financial instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average Realized Natural Gas Price:
Natural gas, per Mcf	$2.61	$2.75	$3.08	$3.13
Cash settlements on derivative financial instruments, per Mcf	0.32	0.24	—	0.06
Price per Mcf, including cash settlements on derivative financial instruments	$2.93	$2.99	$3.08	$3.19

Gas services revenues of $64.5 million decreased $76.8 million (54%) for the third quarter of 2026 from $141.3 million in the third quarter of 2025. Gas services revenues of $294.5 million for the first nine months of 2026 decreased $77.0 million from the first nine months of 2025, which was $371.4 million. The decreases were primarily due to lower natural gas prices related to sales of natural gas purchased to utilize our excess transport capacity.

Costs and Expenses –

Our production and ad valorem taxes decreased $0.2 million (2%) to $11.0 million for the third quarter of 2026 from $11.2 million in the third quarter of 2025. Production and ad valorem taxes decreased $4.3 million (13%) to $28.7 million during the first nine months of 2026 from $33.0 million during the first nine months of 2025. The decreases were due primarily to changes in natural gas prices.

Gathering and transportation costs for the third quarter of 2026 increased $10.0 million (25%) to $50.0 million as compared to $40.0 million in the third quarter of 2025. Gathering and transportation costs during the first nine months of 2026 increased $10.8 million (9%) to $135.1 million as compared to the first nine months of 2025. The increases in both periods were due primarily to production growth in areas with higher average gathering and transportation rates.

Our lease operating expense of $28.5 million ($0.23 per Mcfe) for the third quarter of 2026 decreased $0.3 million (1%) as compared to our lease operating expense of $28.8 million ($0.26 per Mcfe) for the third quarter of 2025. Lease operating expense of $84.9 million ($0.25 per Mcfe) during the first nine months of 2026 decreased $10.0 million (11%) from lease operating expense of $94.9 million ($0.28 per Mcfe) during the first nine months of 2025. The decreases were due primarily to the sale of producing properties in 2025.

Gas services expenses of $59.4 million decreased $82.3 million (58%) for the third quarter of 2026 from $141.7 million in the third quarter of 2025. Gas services expenses of $285.3 million decreased $99.9 million (26%) for the first nine months of 2026 from $385.2 million for the first nine months of 2025. The decreases were primarily due to lower natural gas prices and volumes related to purchases of third party natural gas for resale.

Depreciation, depletion and amortization ("DD&A") increased $28.3 million to $185.7 million in the third quarter of 2026 from $157.4 million in the third quarter of 2025, which was partially due to higher natural gas production in the third quarter of 2026. Our DD&A per equivalent Mcf produced was $1.52 per Mcfe for the quarter ended September 30, 2026 as compared to $1.41 per Mcfe for the quarter ended September 30, 2025. DD&A increased $11.0 million to $494.6 million for the first nine months of 2026 from $483.7 million during the first nine months of 2025. Our DD&A per equivalent Mcf produced was $1.48 per Mcfe for the nine months ended September 30, 2026, as compared to $1.43 per Mcfe for the nine months ended September 30, 2025. The increase in the DD&A per equivalent Mcf produced in both periods was due primarily to higher finding and development costs in 2026.

COMSTOCK RESOURCES, INC.

General and administrative expenses, which are reported net of overhead reimbursements, increased to $16.1 million for the third quarter of 2026 as compared to $11.5 million in the third quarter of 2025. General and administrative expenses increased to $51.5 million for the nine months ended September 30, 2026 as compared to $34.9 million for the nine months ended September 30, 2025. The increases in both periods were primarily due to higher stock-based compensation, which increased to $7.5 million in the third quarter of 2026 as compared to $5.6 million in the third quarter of 2025, and a reduction in overhead reimbursements resulting from the property divestitures completed in 2025. For the nine months ended September 30, 2026, stock-based compensation increased to $23.3 million as compared to $15.6 million for the same period in 2025.

We use derivative financial instruments as part of our price risk management program to protect our capital investments. During the quarter ended September 30, 2026, we had net gains related to our derivative financial instruments of $74.5 million, as compared to net gains on derivative financial instruments of $142.8 million during the quarter ended September 30, 2025, resulting from the increase in future natural gas prices since September 30, 2025. Realized net gains from our price risk management program were $39.5 million for the quarter ended September 30, 2026 as compared to realized net gains of $26.4 million for the quarter ended September 30, 2025. Net gains on derivative financial instruments were $121.3 million for the first nine months of 2026 as compared to net gains of $48.3 million for the first nine months of 2025, resulting from a decrease in future natural gas prices since December 31, 2025. Realized net gains from our price risk management program were $2.4 million for the first nine months of 2026 as compared to realized net gains of $22.7 million for the first nine months of 2025.

Interest expense was $58.3 million and $56.7 million for the quarters ended September 30, 2026 and 2025, respectively. The increase in interest expense was due primarily to increased borrowings on our bank credit facility. Interest expense was $166.4 million and $166.7 million for nine months ended September 30, 2026 and 2025, respectively.

Exploration expense was $10.7 million and $6.6 million for the quarters ended September 30, 2026 and 2025, respectively, and exploration expense was $24.5 million and $8.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increases in both periods were related to the acquisition of seismic data in our Western Haynesville area and dry hole and abandonment charges related to a mechanical failure on an exploration well.

Income taxes for the quarters ended September 30, 2026 and 2025 were a provision of $14.0 million and $18.6 million, respectively. Income taxes for the nine months ended September 30, 2026 and 2025 were a provision of $23.1 million and $16.8 million, respectively. Income taxes for the quarters ended September 30, 2026 and 2025 reflect an effective tax rate of 35.5% and 13.6%, respectively, and income taxes for the nine months ended September 30, 2026 and 2025 reflect an effective tax rate of 13.1% and 11.2%, respectively. The difference between the federal statutory tax rate of 21% and our effective rate is primarily attributable to research and development and other tax credits, release of valuation allowance on deferred tax assets, state income taxes, changes in certain nondeductible items and the income attributable to noncontrolling interest.

We reported net income available to the Company of $22.3 million for the quarter ended September 30, 2026 as compared to net income available to the Company of $111.1 million for the quarter ended September 30, 2025. Income from operations for the third quarter of 2026 was $22.9 million as compared to income from operations of $50.2 million for the third quarter of 2025. In the first nine months of 2026, we reported net income available to the Company of $138.5 million as compared to net income available to the Company of $114.7 million for the first nine months of 2025. Income from operations for the first nine months of 2026 was $220.4 million as compared to income from operations of $265.8 million for the first nine months of 2025.

COMSTOCK RESOURCES, INC.

Cash Flows, Liquidity and Capital Resources

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Sources of cash and cash equivalents:
Operating activities	$622,379	$675,403
Contributions from noncontrolling interest, net of transaction costs	581,567	156,500
Borrowings on bank credit facilities, net of repayments	540,000	165,000
Proceeds from asset sales	18,415	15,166
Total	$1,762,361	$1,012,069
Uses of cash and cash equivalents:
Capital expenditures	$1,291,059	$978,390
Redemption of noncontrolling interest	445,000	—
Distributions to noncontrolling interest	24,589	10,217
Income tax withholdings on equity awards	5,514	11,010
Other	1,496	36
Total	$1,767,658	$999,653

Cash flows from operating activities. Net cash provided by our operating activities decreased $53.0 million (8%) to $622.4 million in the first nine months of 2026 from $675.4 million in the same period in 2025. The decrease was due primarily to lower natural gas production and lower realized natural gas prices.

Contributions and redemption of noncontrolling interest. On June 15, 2026, PGS redeemed the noncontrolling interest in PGS for $445 million. The redemption was funded by the issuance of 600,000 Class A-2 Units representing a 27% ownership interest in PGS for $600 million to a new investor, net of $18.6 million in related transaction costs.

Capital expenditures. Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Acquisitions:
Unproved property	$56,515	$36,557
Exploration and development:
Development leasehold costs	24,291	9,946
Exploratory drilling and completion costs	469,157	345,319
Development drilling and completion costs	591,695	415,423
Other development costs	31,424	14,380
Asset retirement obligations	157	(21)
Total exploration and development	1,173,239	821,604
Midstream property and equipment	117,198	163,057
Other property and equipment	204	113
Total capital expenditures	$1,290,641	$984,774
Change in accrued capital expenditures and other	9,423	(889)
Prepaid drilling costs	(8,877)	(5,438)
Change in asset retirement obligations	(128)	(57)
Total cash capital expenditures	$1,291,059	$978,390

COMSTOCK RESOURCES, INC.

We drilled 55 (38.7 net) wells and completed 52 (44.7 net) Haynesville and Bossier shale operated wells during the first nine months of 2026. We currently expect to spend an additional $135 million to $155 million in the remaining three months of 2026 on drilling, completion, infrastructure and other activity.

Liquidity and Capital Resources

As of September 30, 2026, we had $868.6 million of liquidity, comprised of $850 million of unused borrowing capacity under our bank credit facilities and $18.6 million of cash and cash equivalents on hand. $150 million of unused borrowing capacity under our PGS bank credit facility is restricted to PGS midstream activities. Our short and long-term capital requirements consist primarily of funding our development, exploration and midstream activities, acquisitions, payments of contractual obligations and debt service.

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

As of September 30, 2026, we had $800.0 million outstanding under the Comstock bank credit facility. Aggregate commitments under this bank credit facility are $1.5 billion. The bank credit facility was amended on November 4, 2026 to mature on November 15, 2028. Borrowings under our bank credit facility are subject to a borrowing base that is currently set at $2.0 billion. The borrowing base is re-determined on a semi-annual basis and upon the occurrence of certain other events. Borrowings under the Comstock bank credit facility are secured by substantially all of our assets and those of our subsidiaries, except for PGS, and bear interest at our option at either adjusted SOFR plus 2.25% to 3.25% or an alternate base rate plus 1.25% to 2.25%, in each case depending on the utilization of the borrowing base. We also pay a commitment fee of 0.375% to 0.5%, which is dependent on the utilization of the borrowing base. Comstock's bank credit facility places certain restrictions upon our and our restricted subsidiaries' ability to, among other things, incur additional indebtedness, pay cash dividends, repurchase common stock, make certain loans, investments and divestitures and redeem the senior notes. The only financial covenants are the maintenance of a leverage ratio of less than 3.5 to 1.0, and an adjusted current ratio of at least 1.0 to 1.0. We were in compliance with the covenants as of September 30, 2026.

As of September 30, 2026, PGS had no borrowings outstanding under its bank credit facility. Aggregate commitments under the PGS bank credit facility are $150 million, which matures on March 26, 2030. Borrowings under the PGS bank credit facility bear interest at PGS's option, at either SOFR plus 2.5% to 3.5% or an alternate base rate plus 1.5% to 2.5%, in each case depending on a consolidated net leverage ratio. PGS also pays a commitment fee of 0.375% to 0.5%, which is dependent on the PGS consolidated net leverage ratio. The PGS bank credit facility contains financial covenants that require the maintenance of an interest coverage ratio of at least 2.5 to 1.0 and a consolidated net leverage ratio of less than 4.0 to 1.0. PGS was in compliance with the covenants as of September 30, 2026.

On November 4, 2026, we entered into a definitive purchase and sale agreement with SOCAR to sell a non-operated working interest in 15% of our interest in our Western Haynesville upstream assets, 15% of our interest in PGS and a non-operated working interest in 20% of our interest in all of our other upstream assets for an aggregate cash purchase price of $1.65 billion, subject to customary purchase price adjustments. SOCAR's interest in the Western Haynesville upstream assets will reduce to 7.5% after five years and after SOCAR has achieved a 15% return on investment in those assets. The effective date of the transaction is July 1, 2026 and is expected to close by the end of 2026, subject to customary closing conditions, including any required government approvals. We plan to utilize the proceeds from this divestiture to pay off the balance on our bank credit facility and retire a portion of our 6.75% Senior Notes due in 2029.

COMSTOCK RESOURCES, INC.

Federal and State Taxation

At September 30, 2026, we had $1.5 billion in U.S. federal net operating loss ("NOL") carryforwards and $2.1 billion in certain state NOL carryforwards. As a result of the change of control in August 2018, our ability to use NOLs to reduce taxable income is limited. If we do not generate a sufficient level of taxable income prior to the expiration of the pre-2018 NOL carryforward periods, then we will lose the ability to apply those NOLs as offsets to future taxable income. We estimate that $740.6 million of the U.S. federal NOL carryforwards and $1.2 billion of the estimated state NOL carryforwards will expire unused.

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

In Part II, Item 7 of the Annual Report, we disclosed our critical accounting policies and estimates, which are made in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation. There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2026, as compared to those disclosed in the Annual Report.

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

As of September 30, 2026, we had natural gas price swaps to hedge approximately 29.4 Bcf of our remaining 2026 natural gas production at an average price of $3.51 per MMBtu, approximately 40.2 Bcf of our 2027 natural gas production at an average price of $3.50 per MMBtu and approximately 40.3 Bcf of our 2028 natural gas production at an average price of $3.50 per MMBtu. We also had natural gas collars to hedge approximately 42.3 Bcf of our remaining 2026 natural gas production at an average ceiling price of $4.35 and an average floor price of $3.50 and 146.0 Bcf of our 2027 natural gas production at an average ceiling price of $4.44 and an average floor price of $3.50. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

COMSTOCK RESOURCES, INC.

An increase of 10% in the market price of natural gas on September 30, 2026 would decrease the fair value of our natural gas price swaps and collars by approximately $64.3 million. A decrease of 10% in the market price of natural gas on September 30, 2026 would increase the fair value of our natural gas price swaps and collars by approximately $65.3 million. The impact of hypothetical changes in market prices of natural gas on our natural gas derivative financial instruments does not include the offsetting impact that the same hypothetical changes in market prices of natural gas may have on our physical sales of natural gas. Since our outstanding natural gas derivative financial instruments hedge only a portion of our forecasted physical gas production, a positive or negative impact to the fair value of our natural gas derivative financial instruments would be partially offset by our physical sales of natural gas.

Interest Rates

At September 30, 2026, we had approximately $3.4 billion principal amount of long-term debt outstanding. $965.0 million of our long-term debt bear interest at a fixed rate of 5.875% and $1.62 billion of our long-term debt bear interest at a fixed rate of 6.75%. As of September 30, 2026, the fair market value of the 5.875% senior notes due in 2030 and the 6.75% senior notes due in 2029 was $916.8 million and $1.62 billion, respectively, based on the market price of approximately 95% and 99.5%, respectively, of the face amount of such debt. At September 30, 2026, we had $800.0 million outstanding under our bank credit facilities, which are subject to variable rates of interest that are tied to SOFR or the corporate base rate, at our option. Any increase in these interest rates would have an adverse impact on our results of operations and cash flow.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in certain litigation that arises in the normal course of our operations. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We do not believe the resolution of these matters will have a material effect on our financial position, results of operations or cash flows and no material amounts are accrued relative to these matters at September 30, 2026 or 2025.

ITEM 1A. RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see "Item 1A. Risk Factors" in the Annual Report. There have been no material changes to the Risk Factors we have disclosed in the Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

COMSTOCK RESOURCES, INC.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408(a).

On November 4, 2026, we entered into a definitive purchase and sale agreement with SOCAR to sell a non-operated working interest in 15% of our interest in our Western Haynesville upstream assets, 15% of our interest in PGS and a non-operated working interest in 20% of our interest in all of our other upstream assets for an aggregate cash purchase price of $1.65 billion, subject to customary purchase price adjustments. SOCAR's interest in the Western Haynesville upstream assets will reduce to 7.5% after five years and after SOCAR has achieved a 15% return on investment in those assets. The effective date of the transaction is July 1, 2026 and is expected to close by the end of 2026, subject to customary closing conditions, including any required government approvals. We expect to recognize a gain on the sale between $150 million and $250 million upon closing.

On November 4, 2026, we amended our $1.5 billion upstream bank credit facility to extend the maturity date to November 15, 2028 and to further extend maturity date to November 15, 2031 upon the closing of the SOCAR transaction and the repayment of debt using the proceeds from the SOCAR transaction. Aggregate commitments under the new bank credit facility will continue to be $1.5 billion while borrowings will be subject to a borrowing base initially set at $1.6 billion.

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
10.1*

Fifth Amendment to Second Amended and Restated Credit Agreement dated as of November 4, 2026, among the Company, the lenders party thereto and Wells Fargo Bank National Association as Administrative Agent.

10.2*

Purchase and Sale Agreement by and among Comstock Resources, Inc., as Seller Parent, Comstock Oil & Gas, LLC, Comstock Oil & Gas - Louisiana, LLC and Comstock Gas Services, LLC, as Sellers and The State Oil Company of the Azerbaijan Republic as Purchaser Parent dated November 4, 2026.

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

COMSTOCK RESOURCES, INC.

Date: November 5, 2026	/s/ M. JAY ALLISON
M. Jay Allison, Chairman and Chief Executive Officer
(Principal Executive Officer, Duly Authorized Officer)

Date: November 5, 2026	/s/ ROLAND O. BURNS
Roland O. Burns, President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)